Form 10-Q
period 1996-05-31
SHAW GROUP INC
filed 1996-07-15
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                May 31, 1996
                               -------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:   0-22992


                               The Shaw Group Inc.
             (Exact name of registrant as specified in its charter)

        Louisiana                                   72-1106167
(State of Incorporation)               (I.R.S. Employer Identification Number)

11100 Mead Road, 2nd Floor, Baton Rouge, Louisiana                 70816
(Address of principal executive offices)                         (Zip Code)


                                 (504) 296-1140
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No .

The number of shares of the Company's common stock, no par value, outstanding as of June 30, 1996 was 9,498,302 shares.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Consolidated Balance Sheets - May 31, 1996              3 - 4
                   and August 31, 1995

               Consolidated Statements of Income -                         5
                   For the Three Months and Nine Months
                   Ended May 31, 1996 and 1995

               Consolidated Statements of Cash Flows -                 6 - 7
                   For the Nine Months Ended May 31, 1996
                   and 1995

               Notes to Consolidated Financial Statements             8 - 11


    Item 2. - Management's Discussion and Analysis of                12 - 16
                  Financial Condition and Results of Operations


Part II - Other Information

    Item 6. - Exhibits and Reports on Form 8-K                       17 - 18

Signature Page                                                            19

Exhibit Index                                                             20

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            (UNAUDITED)            (UNAUDITED)
                                              May 31,              August 31,
                                                1996                   1995
                                         -----------------     ---------------
Current assets:
    Cash and cash equivalents                $ 3,340,881           $   766,319

    Accounts receivable                       75,804,969            48,238,346

    Receivables from unconsolidated
     entities                                  1,895,704             1,630,862

    Inventories                               58,511,763            28,456,393

    Prepaid expenses                           1,984,652               644,300

    Deferred income taxes                        857,400               857,400
                                          --------------          ------------

    Total current assets                     142,395,369            80,593,620

Investment in unconsolidated entities          2,199,590             1,824,448

Property and equipment:
    Transportation equipment                   1,163,493               939,616
    Furniture and fixtures                     4,770,004             3,837,829
    Machinery and equipment                   27,796,226            10,210,324
    Buildings and improvements                14,728,746             7,302,977
    Assets acquired under capital leases       3,693,515             2,693,616
    Land                                       3,116,640             1,411,030
                                           -------------         -------------
                                              55,268,624            26,395,392
    Less:  Accumulated depreciation
    (including amortization of assets
     acquired under capital leases)           (8,586,515)           (6,338,976)
                                           --------------        -------------
                                              46,682,109            20,056,416

Other assets, net                              7,387,601             3,893,022
                                          --------------         -------------
                                            $198,664,669          $106,367,506
                                            ============          ============

                                  (Continued)

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             (UNAUDITED)          (UNAUDITED)
                                               May 31,            August 31,
                                                1996                   1995
                                           ---------------       -------------

Current liabilities:
    Outstanding checks in excess of
     bank balance                             $  3,782,025        $    781,185
    Accounts payable                            30,501,921          15,059,300
    Accrued liabilities                          6,677,880           5,561,045
    Current maturities of long-term debt         5,582,941           1,676,890
    Revolving line of credit                    37,587,432          14,001,285
    Current portion of obligations under
      capital leases                               385,138             481,411
    Deferred revenue - prebilled                 2,172,826             902,004
    Advance billings                            10,807,411           2,135,820
                                                ----------         -----------
          Total current liabilities             97,497,574          40,598,940

Long-term debt, less current
    maturities                                  26,458,250           8,896,537

Obligations under capital leases,
    less current portion                         1,676,813             709,547

Deferred income taxes                            2,747,195           2,024,800

Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                 ---                  ---
    Common stock, no par value,
      50,000,000 shares authorized;
      16,152,468 shares issued; 9,489,552
      and 8,552,000 shares outstanding,
      respectively                              49,904,875          39,711,434
    Retained earnings                           27,207,797          21,254,083
    Treasury stock, 6,662,916 shares            (6,827,835)         (6,827,835)
                                             --------------       ------------
          Total shareholders' equity            70,284,837          54,137,682
                                             --------------       ------------
                                              $198,664,669        $106,367,506
                                             ==============       ============

     The accompanying notes are an integral part of this statement.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                   (UNAUDITED)                 (UNAUDITED)
                               Three Months Ended          Nine Months Ended
                                     May 31,                     May 31,
                                1996         1995          1996          1995
                            ----------- ------------   ------------  ----------
Income:
    Sales                  $63,780,409  $31,833,239   $152,155,657  $90,096,117
    Cost of sales           50,943,249   25,037,483    123,411,516   74,118,847
                            -----------  ----------    -----------   ----------
       Gross profit         12,837,160    6,795,756     28,744,141   15,977,270

General and administrative
     expenses                7,985,001    3,657,307     17,613,995   10,453,990
                             ----------  ----------    -----------   ----------

     Operating income        4,852,159    3,138,449     11,130,146    5,523,280

Interest expense            (1,229,755)    (771,725)    (2,403,834)  (2,270,887)
                            -----------  ----------    -----------  -----------

Income before income taxes   3,622,404    2,366,724      8,726,312    3,252,393

Provision for income taxes   1,340,000      708,149      3,058,726      975,294
                            -----------  -----------  ------------    ---------
Income before earnings from
    unconsolidated entities  2,282,404    1,658,575      5,667,586    2,277,099

Earnings (losses) from
    unconsolidated entities    162,965      (66,661)       286,128      (4,497)
                            -----------  -----------   -----------    ---------

       Net income          $ 2,445,369   $1,591,914    $ 5,953,714   $2,272,602
                            ==========   ==========    ===========   ==========


Earnings per common share  $       .26   $      .19    $       .67   $      .27
                           ===========   ==========    ===========   ==========

The accompanying notes are an integral part of this statement.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (UNAUDITED)
                                                           Nine Months Ended
                                                                May 31,
                                                          1996          1995
                                                     -----------    ----------
Cash flows from operating activities:
    Net income                                       $5,953,714      2,272,602
    Adjustments to reconcile net income
       to net cash provided by (used in) operating
       activities:
           Depreciation and amortization              2,546,381      1,599,896
           Provision for deferred income taxes         (386,571)       160,000
           Loss on sale of fixed assets                   ---           59,292
           (Earnings) loss from unconsolidated
               entities                                (286,128)         4,497

Changes in assets and liabilities, net of effects
     of acquisitions:
       (Increase) decrease in receivables           (21,169,857)    (2,822,847)
       (Increase) decrease in inventories           (14,232,007)    (6,840,306)
       (Increase) decrease in prepaid expenses       (1,072,600)      (243,309)
       (Increase) decrease in other assets              787,993        (51,854)
       Increase (decrease) in accounts payable       12,326,961      9,112,879
       Increase (decrease) in deferred revenue
           - prebilled                                1,270,822      4,315,356
       Increase (decrease) in advanced billings       8,671,591          ---
       Increase (decrease) in accrued liabilities    (3,778,234)       135,239
                                                     ------------   ----------
       Net cash provided by (used in) operating
           activities                                (9,367,935)     7,701,445

Cash flows from investing activities:
    Investment in unconsolidated entities                ---           338,393
    Acquisition of 50% interest of Venezuelan
       joint venture partner                             ---          (482,243)
    Word acquisition                                   (765,473)          ---
    APP acquisition                                  (8,671,400)          ---
    Purchase of property and equipment              (12,528,077)    (3,926,078)
    Proceeds from sale of property and
       equipment                                        ---             67,172
    Purchase of marketable securities                   ---           (269,351)
    Sale of marketable securities                       ---          1,694,070
    Cash transferred to escrow fund                     ---            (54,336)
                                                    ------------     ----------

       Net cash used in investing activities        (21,964,950)    (2,632,373)

                                   (Continued)

                                                            (UNAUDITED)
                                                          Nine Months Ended
                                                                May 31,
                                                        1996           1995
                                                     ----------     ----------

Cash flows from financing activities:
    Net increase in outstanding checks
      in excess of bank balance                        3,000,840       833,360
    Net proceeds (repayments) on revolving
      credit agreement                                23,586,147   (13,894,929)
    Proceeds from issuance of debt                    19,885,892    10,185,041
    Repayment of debt and leases                     (12,632,260)   (1,839,435)
    Proceeds from issuance of common stock                66,828        ---
                                                    ------------    ----------
          Net cash provided by (used in)
                financing activities                  33,907,447    (4,715,963)
                                                      ----------    ----------

Net increase in cash                                   2,574,562       353,109

Cash - beginning of period                               766,319       555,049
                                                     -----------   -----------

Cash - end of period                                  $3,340,881     $ 908,158
                                                      ==========    ==========

Supplemental disclosures:
    Cash payments for:
         Interest                                     $2,411,920    $2,290,840
                                                      ==========    ==========

        Income Taxes                                  $5,543,976    $  ---
                                                      ==========    ==========


    Noncash investing and financing activities:
       Investment in unconsolidated entities
           through reduction in receivables              $89,014    $1,015,000
                                                      ==========    ==========

       Purchase of assets and assumption of
           liabilities through the issuance of
           common stock                              $10,126,613    $   ---
                                                     ===========    ==========

       Purchase of other asset through
           issuance of debt                         $  2,104,000    $   ---
                                                     ===========    ==========

The accompanying notes are an integral part of this statement.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

          The financial information as of May 31, 1996 and 1995 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1996.

Note 2 - Inventories -

          The major components of inventory consist of the following:

                                       (UNAUDITED)             (UNAUDITED)
                                          May 31,               August 31,
                                           1996                   1995
                                       --------------         ------------

               Finished goods           $19,574,674           $ 2,023,748
               Raw materials             32,226,640            21,596,205
               Work in process            6,710,449             4,836,440
                                       ------------           -----------

                                        $58,511,763           $28,456,393
                                        ===========           ===========

Note 3 - Long-Term Debt -

          In September 1995, the Company obtained industrial development bond financing of $4.0 million. Approximately $2.3 million of the bond proceeds were used to purchase a bending machine for the Laurens, South Carolina facility in November 1995. The remaining $1.7 million is held in short-term marketable securities until used for other capital improvements at such facility. The loan has a ten-year term, is to be repaid based upon the ten-year amortization of the underlying project bonds and is secured by a letter of credit issued under the loan and security agreement with the Company's commercial lenders. The loan has a variable interest rate, with the effective interest rate at June 30, 1996 being 3.8%.

          Concurrent with the APP acquisition (see Note 5), the Company amended its loan and security agreement with its commercial lenders to provide for a revolving line of credit of up to $70 million, depending upon the Company's collateral base (which consists primarily of eligible amounts of receivables and inventory), and up to $10 million in term loans at an interest rate based upon, at the Company's option, either the London Interbank Offering Rate (LIBOR) plus 85 to 200 basis points or prime rate plus 0 to 75 basis points, depending on certain financial ratios. Pursuant to the amended loan and security agreement, the line of credit facility expires on March 31, 1999 and the term loans expire on March 31, 2001. The effective interest rate at June 30, 1996 for the line of credit and the term loans was 6.8%.

          In addition, since February 29, 1996, the Company has obtained an aggregate of $9.9 million in term loans that are secured by equipment from a commercial lender and an insurance company. The loans have terms ranging from five to seven years and variable interest rates based upon LIBOR plus 160 basis points and 30 day commercial paper rates plus 190 basis points. The effective rates at June 30, 1996 ranged from 7.1 to 7.4 %.

Note 4 - Earnings Per Common Share -

          Earnings per common share is calculated based on the weighted average number of shares outstanding during the periods. The weighted average number of shares outstanding for the quarters ended May 31, 1996 and 1995 were 9,480,047 and 8,552,000, respectively. Outstanding stock options did not materially affect earnings per share at such dates.

Note 5 - Acquisitions -

          On December 15, 1994, the Company acquired the 50% interest of the other participant in the Shaw-Formiconi joint venture located in Venezuela, together with the concurrent acquisition of certain land, buildings and other assets used by the venture. The total amount of the purchase price related to this acquisition, including the selling participant's share of joint venture profits, was approximately $2,900,000. The purchase method was used to account for the acquisition. The $755,675 of excess cost over the estimated fair value of the assets acquired, which is included in other assets, is being amortized over twenty years using the straight-line method. The name of the wholly-owned continuing entity is Manufacturas Shaw South America, C.A.

          On January 16, 1996, the Company's newly-formed, wholly-owned subsidiary, Word Industries Fabricators, Inc. (Word), purchased certain assets and assumed certain liabilities from Word Industries Pipe Fabricating, Inc. (WIPF), TS&M Corporation and T. N. Word and certain of his family members. The total purchase price related to this acquisition was approximately $4,167,000. The acquisition was completed through the issuance of 385,000 shares of the Company's Common Stock valued at $3,402,000 and cash and other consideration of approximately $765,000. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was $222,000, which is included in other assets and is being amortized on a straight-line basis over 20 years. The estimated fair value of assets and liabilities are as follows:

                        Property and Equipment        $5,159,000
                        Other Assets                     222,000
                        Notes Payable                   (294,000)
                        Accrued Liabilities             (306,000)
                        Deferred Income Taxes           (614,000)
                                                     -----------
                           Cost of Acquisition        $4,167,000
                                                     ===========

          The operating results of Word have been included in the consolidated statements of income from the date of acquisition.

          In addition to the transactions described above, the Company agreed to loan WIPF an aggregate of $1,725,000 pursuant to two separate loan agreements, each dated as of January 15, 1996, one in the amount of $625,000 and the other in the amount of $1,100,000. The $625,000 loan has been funded and is secured by a pledge of 115,000 shares of the Company's Common Stock received by WIPF in connection with the acquisition. The $1,100,000 loan will be secured by (i) a mortgage covering an approximately 6-acre tract of land in Tulsa, Oklahoma and (ii) a mortgage covering an approximately 12-acre tract of land in Tulsa, Oklahoma. This $1,100,000 loan had not been funded as of May 31, 1996.

          Effective March 1, 1996, the Company purchased all of the outstanding capital stock of Alloy Piping Products, Inc. (APP), a leading U.S. manufacturer of specialty stainless and carbon steel pipe fittings and other stainless pipe products, and the assets of an APP-related entity, Speedline, a Louisiana partnership (Speedline). The acquisition was completed through the issuance of 541,177 shares of the Company's Common Stock valued at $6,725,000 and cash of $11,265,000. The purchase method was used to account for the acquisitions. The estimated fair value of assets and liabilities are as follows:

                     Cash                                          $2,594,000
                     Accounts Receivable                            6,751,000
                     Inventory                                     15,823,000
                     Other Current Assets                             268,000
                     Property and Equipment                        11,176,000
                     Other Assets                                     222,000
                     Notes Payable                                (10,644,000)
                     Accounts Payable and Accrued Liabilities      (7,705,000)
                     Deferred Income Taxes                           (495,000)
                                                                  -----------
                        Cost of Acquisition                       $17,990,000
                                                                  ===========

          The operating results of APP have been included in the consolidated statements of income from the effective date of acquisition.

          In addition, in connection with the Company's acquisition of APP and Speedline, options to acquire an aggregate of 85,000 shares of the Company's Common Stock at an exercise price of $19.50 per share were issued. The options are exercisable in 25% increments on each April 5, 1997, 1998, 1999 and 2000 based upon continued employment of the recipients by the Company.

          The following summarized income statement data reflects the impact that the Shaw-Formiconi, WIPF, TS&M Corporation, T. N. Word, APP and Speedline acquisitions would have had on the Company's results of operations had the transactions taken place on September 1, 1994:

                                                        (UNAUDITED)
                                                  Proforma Results for the
                                                    Nine Months Ended
                                                         May 31,
                                                1996               1995
                                             ------------       ------------
               Gross revenue                 $195,423,558       $146,532,642
                                             ============       ============
               Net income                    $  6,187,183       $  3,477,482
                                             ============       ============
               Earnings per common share             .65                 .37
                                             ============       ============



  Note 6 - Investment in Unconsolidated Entities -

          During the nine months ended May 31, 1996, the Company recognized earnings of $286,128 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture.

          As of May 31, 1996, and August 31, 1995, the Company had outstanding receivables from the unconsolidated entity totaling $1,895,704 and $1,630,862 respectively. These receivables relate primarily to inventory and equipment sold to the entity.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

        The discussion which follows summarizes the Company's financial position at May 31, 1996, and the results of its operations for the three-month and nine-month periods then ended, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements below that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, the presence of competitors with greater financial resources, costs and financing difficulties, the results of financing efforts, delays or difficulties in the production, and delivery or installation of products.

Liquidity and Capital Resources:

        Net cash used in operations was $9.4 million for the nine months ended May 31, 1996, compared to cash provided by operations of $7.7 million for the same period of the previous year. For the nine months ended May 31, 1996, net cash used in operations was a result primarily of increases of $21.2 million in receivables and $14.2 million in inventories, partially offset by increases of $12.3 million in accounts payable and $8.7 million in advanced billings.

        The increase in receivables is primarily attributable to a higher volume of sales activity for the three-month and nine-month periods ended May 31, 1996. In addition, part of the increase in receivables is due to billing delays resulting from an increased number of contracts with intricate and time consuming billing provisions, as well as increased administrative burdens associated with higher sales levels. The Company estimates that its billings are approximately three to four weeks in arrears as a result of these factors. After reviewing the Company's current backlog, the Company anticipates these delays will continue at least through the first quarter of fiscal 1997. The increase in receivables was offset in part by the receipt of advanced billings negotiated on certain contracts.

        Based upon an analysis of average receivables for the nine-month periods ended May 31, 1996 and 1995 compared to sales for the respective periods, the Company estimates that approximately $9 million of the $76 million of accounts receivable at May 31,1996 were attributable to billing delays. Since the Company utilizes its revolving line of credit to fund increased accounts receivable, the Company estimates the effect upon its operations for the nine-month period ended May 31, 1996 was approximately $470,000 in additional interest expense.

        Inventories increased due to the procurement of material for current and future sales activities, which are expected to exceed historical levels based upon the Company's backlog at May 31, 1996 of $151 million. The increase in inventories was primarily financed by the increase in accounts payable.

        Net cash used in investing activities was $22.0 million for the nine months ended May 31, 1996, compared to $2.6 million for the same period in fiscal 1995. During the nine months ended May 31, 1996, property and equipment was purchased for $765,000 of cash in connection with the acquisition of certain assets used in the business of Word Industries Pipe Fabricating, Inc. by a wholly-owned subsidiary of the Company (the "Word Acquisition") (See Note 5 to Notes to Consolidated Financial Statements). In addition, $8.7 million of cash was used in connection with the purchase of all of the capital stock of Alloy Piping Products, Inc. ("APP") and certain assets of Speedline, a Louisiana partnership (collectively, the "APP Acquisition") (See Note 5 to Notes to Consolidated Financial Statements). Other major property and equipment purchases for the nine months ended May 31, 1996 include $2.3 million for a pipe bending machine for the Company's subsidiary in Laurens, South Carolina; $2.6 million for a pipe bending machine and $1.6 million of facility expansion for the Company's subsidiary in Walker, Louisiana; and $1.5 million of assets at the Company's Venezuelan subsidiary.

        Net cash provided by financing activities was $33.9 million for the nine-month period ended May 31, 1996, compared to $4.7 million used for the nine months ended May 31, 1995. For the nine months ended May 31, 1996, $23.6 million of cash was provided from the Company's revolving line of credit agreement under the Company's loan and security agreement with its commercial lenders. The revolving line of credit facility has been used generally to provide working capital and fund fixed asset purchases and acquisitions. During the nine months ended May 31, 1996, the Company borrowed $19.9 million in term debt. This money was used primarily to refinance $10.6 million of APP's debt, pay down $3.8 million of revolving debt and purchase two bending machines aggregating $4.9 million.

        Concurrent with the APP Acquisition, the Company amended its loan and security agreement with its commercial lenders to provide for a revolving line of credit of up to $70 million, depending upon the Company's collateral base
(which consists primarily of certain eligible amounts of receivables and inventory) and up to $10 million in term loans at an interest rate based upon, at the Company's option, either the London Interbank Offering Rate (LIBOR) plus 85 to 200 basis points or prime rate plus 0 to 75 basis points, depending on certain financial ratios. Pursuant to the amended loan and security agreement, the line of credit facility expires on March 31, 1999 and the term loans expire on March 31, 2001. The effective interest rate at June 30, 1996 for the line of credit and the term loans was 6.8%.

        In addition, since February 29, 1996, the Company has obtained an aggregate of $9.9 million in term loans from a commercial lender and an insurance company. The loans which are secured by equipment have terms ranging from five to seven years and variable interest rates based upon LIBOR plus 160 basis points and 30 day commercial paper rates plus 190 basis points. The effective rates at June 30, 1996 ranged from 7.1% to 7.4%.

     The Company believes that its financing arrangements are sufficient to support its operations for the foreseeable future.


Material Changes in Financial Condition:

        The Company's current assets increased by $61.8 million from $80.6 million as of August 31, 1995 to $142.4 million as of May 31, 1996. The increase resulted primarily from increases in accounts receivable of $27.6 million and inventories of $30.1 million. Receivables increased primarily due to increased sales levels and billing delays, and inventories increased primarily due to current and future production requirements. At May 31, 1996, approximately $15.6 million of the receivables and $19.1 million of the inventories were attributable to the newly acquired Word and APP subsidiaries.

        Property and equipment, net of accumulated depreciation, increased by $26.6 million to $46.7 million as of May 31, 1996 from $20.1 million as of August 31, 1995. This increase resulted primarily from the $11.2 million of property and equipment acquired in the APP Acquisition, the $5.2 million of property and equipment acquired in the Word Acquisition, the purchase of two pipe bending machines aggregating $4.9 million, and $3.1 million in fixed asset additions relating to the expansion of the facilities for the Company's subsidiaries in Walker, Louisiana and Venezuela.

        The Company's current liabilities increased $56.9 million from $40.6 million at August 31, 1995 to $97.5 million at May 31, 1996. The increase is due primarily to increases of $15.4 million in accounts payable, $23.6 million in the revolving line of credit and $8.7 million in advanced billings. The increases in accounts payable and the revolving line of credit were used to finance the Company's increase in accounts receivable, inventories, fixed asset purchases and acquisitions. Advanced billings increased due to negotiated, up-front collections on certain contracts.

Results of Operations

        The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:

                                            (Unaudited)          (Unaudited)
                                        Three Months Ended    Nine Months Ended
                                              May 31,                 May 31,
                                        1996      1995        1996         1995
                                      -------   --------    ---------   -------

         Sales                         100.0%    100.0%      100.0%      100.0%
         Cost of sales                  79.9      78.7        81.1        82.3
                                       -----    ------       -----       -----
         Gross profit                   20.1      21.3        18.9        17.7

         General and
          administrative expenses       12.5      11.5        11.6        11.6
                                       -----     -----       -----       -----

         Operating income                7.6       9.8         7.3         6.1

         Interest expense               (1.9)     (2.4)       (1.6)       (2.5)
                                       ------    ------       -----      ------

         Income before income taxes      5.7       7.4         5.7         3.6
         Provision for income taxes      2.1       2.2         2.0         1.1
                                       ------    -----       -----       -----
         Income before earnings
           (loss)from unconsolidated
           entities                      3.6       5.2         3.7         2.5

         Earnings (loss) from
           unconsolidated entities        .2       (.2)         .2        ---
                                        -----     -----        -----     ------

         Net income                      3.8%      5.0%        3.9%        2.5%
                                       ======     =====       =====      ======

         Sales increased 100% to $63.8 million for the three months ended May 31, 1996 as compared to $31.8 million for the same period in the prior year. For the nine months ended May 31, 1996, sales were $152.2 million compared to $90.1 million for the first nine months of fiscal 1995, an increase of 69%. These increases are due primarily to the Word and APP Acquisitions, which contributed approximately $7 million and $13 million, respectively, in sales for the third quarter of fiscal 1996, as well as increased sales for projects in the domestic chemical and refinery sectors and the international power sector.

         For the third quarter of fiscal 1996, the Company's sales by geographic region were as follows:

                                                                Sales
                  Geographic Region            (in millions)              %
                  -----------------            -------------           -------
                  U.S.A.                           $41.9                  66%
                  Far East/Pacific Rim               9.5                  15%
                  Middle East                        7.1                  11%
                  Europe                             4.0                   6%
                  Other                              1.3                   2%
                                                  ------                ------
                                                   $63.8                 100%
                                                   =====                =====

         For the third quarter of fiscal 1996, the Company's sales by industry sector were as follows:

                                                           Sales
                  Industry Sector          (in millions)            %
                  ---------------          -------------         -------
                  Refining                     $16.9                 26%
                  Power                         22.7                 36%
                  Chemical                      19.7                 31%
                  Other                          4.5                  7%
                                              ------              ------
                                               $63.8                100%
                                              ======               =====

         The gross margin percentage for the nine-month period ended May 31, 1996 increased to 18.9% from 17.7% for the same period the prior year. The increase is attributable primarily to higher profit margins on international projects, elimination of productivity difficulties as a result of reworking certain projects in the first quarter of fiscal 1995, improvements in the domestic market and contributions from the APP and Word subsidiaries. These improvements in profit margins were partially offset by a substantial decrease in sales and gross profits from the Company's Venezuelan facility, which historically has achieved higher profit margin percentages than the Company's domestic subsidiaries. For the quarter ended May 31, 1996, the gross margin percentage decreased to 20.1% from 21.3% for the third quarter of the prior year, due to a shift in the project mix which reflects a higher percentage of domestic refinery and chemical work. In addition, the Company recognized a small loss from its Venezuelan subsidiary, which had a significant positive impact on gross margins in last year's third quarter. The Company does not expect significant contributions in sales or profits, if any, from its Venezuelan subsidiary until at least the first quarter of fiscal 1997.

         General and administrative expenses were $8.0 million for the third quarter of fiscal 1996, compared to $3.7 million for the same period of the prior year. The $4.3 million change is due primarily to the integration of Word and APP into Shaw's business and to the variable costs associated with the increased sales.

         Interest expense for the third quarter ended May 31, 1996 was $1.2 million, up 59% from the $772,000 incurred in the third quarter of last fiscal year primarily due to increased borrowing resulting from the expansion of business, billing delays, and the APP and Word Acquisitions in 1996. Beginning in the fourth quarter of fiscal 1995, the Company has benefitted from new loan and security agreements with commercial lenders and insurance companies, as well as an industrial revenue bond financing, that reduced overall interest rates applicable to the Company and helped reduce the impact of the aforementioned increased borrowings.

         The Company's effective tax rates for the third quarters of fiscal 1996 and 1995 were 37% and 30%, respectively, and for the nine-month periods ended May 31, 1996 and 1995 were 35% and 30%, respectively. The increases in the fiscal 1996 tax rates as compared to the same periods the prior year were primarily due to an increased proportion of the Company's sales in the domestic market due in part to the integration of APP into the Company's operations. Domestic sales generally generate higher tax burdens than sales in the international market.

         Total backlog increased to $151 million at May 31, 1996 compared to $104 million at May 31, 1995. The increased backlog at May 31, 1996 reflects continued strong momentum in overseas power project bookings.

                           PART II - OTHER INFORMATION

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

         Exhibit Number                            Description

               2.1 Stock Purchase Agreement, dated as of March 1, 1996, between R. Dale Brown, Sr. and Mildred Gayle O'Pry Brown and The Shaw Group Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.)

               2.2 Asset Purchase Agreement, dated as of March 1, 1996, between Ronald D. Brown, Jr., Susan Nance Brown and Speedline, a Louisiana partnership, and The Shaw Group Inc.(Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.)

               10.1 Employment Agreement, dated as of April 5, 1996, between Alloy Piping Products, Inc.and Ronald D. Brown, Jr.(Incorporated by reference from the Company's Current Report on Form 8-K dated
                                April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.)

               10.2 Consulting and Non-Competition Agreement, dated as of April 5, 1996, between The Shaw Group Inc. and Ronald D. Brown, Jr.(Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No.1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.)

               10.3 Second Amended Loan and Security Agreement dated as of March 29, 1996 among The Shaw Group Inc., the Borrowing subsidiaries listed on Exhibit 1.1 thereto, Mercantile Business Credit Inc., City National Bank of Baton Rouge, Hibernia National Bank and Union Planters Bank of Louisiana.
                                Filed herewith. The exhibits and schedules to this agreement have been omitted and will be furnished upon request.

               11               Computation of Earnings Per Share

               27               Financial Data Schedule

         B.       Forms 8-K and 8-K/A-1

                  During the quarter ended May 31, 1996, the Company filed a Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on

          June 19, 1996, reporting the details and financial statements associated with its acquisition of all of the outstanding capital stock of Alloy Piping Products Inc. ("APP") and the assets of an APP-related entity, Speedline, a Louisiana partnership. The following financial statements were filed with such Amendment No. 1 to Current Report on Form 8-K/A-1:

               a. Unaudited Combined Balance Sheet of Alloy Piping Products, Inc. as of January 31, 1996 and Unaudited Combined Statements of Operations and Statements of Cash Flows of Alloy Piping Products, Inc. for the six months ended January 31, 1995 and 1996.

               b. Combined Financial Statements for the fiscal years ended July 31, 1993, 1994 and 1995 for Alloy Piping Products Group.

               c. Unaudited Pro Forma Balance Sheet as of February 29, 1996 for The Shaw Group Inc. and Subsidiaries.

               d. Unaudited Pro Forma Statement of Income for the six months ended February 29, 1996 for The Shaw Group Inc. and Subsidiaries.

               e. Unaudited Pro Forma Statement of Income for the year ended August 31, 1995 for The Shaw Group Inc. and Subsidiaries.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE SHAW GROUP INC.



Dated:   July 12, 1996               /s/ Bret M. Talbot
                                     ------------------------------------------

                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX

Form 10-Q Quarterly Report for the Quarterly Period Ended May 31, 1996


         Exhibit Number                            Description

             2.1 Stock Purchase Agreement, dated as of March 1, 1996, between R. Dale Brown, Sr. and Mildred Gayle O'Pry Brown and The Shaw Group Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.)

             2.2 Asset Purchase Agreement, dated as of March 1, 1996, between Ronald D. Brown, Jr., Susan Nance Brown and Speedline, a Louisiana partnership, and The Shaw Group Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No.1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.)

            10.1 Employment Agreement, dated as of April 5, 1996, between Alloy Piping Products, Inc. and Ronald D. Brown, Jr.(Incorporated by reference from the Company's Current Report on Form 8-K dated
                              April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on
                              June 19,1996.)

            10.2 Consulting and Non-Competition Agreement, dated as of April 5, 1996, between The Shaw Group Inc. and Ronald D. Brown, Jr. (Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No.1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.)

            10.3 Second Amended Loan and Security Agreement dated as of March 29, 1996 among The Shaw Group Inc., the Borrowing subsidiaries listed on Exhibit 1.1 thereto, Mercantile Business Credit Inc., City National Bank of Baton Rouge, Hibernia National Bank and Union Planters Bank of Louisiana. Filed herewith. The exhibits and schedules to this agreement have been omitted and will be funished upon request.

            11                Computation of Earnings Per Share

            27                Financial Data Schedule

                                  EXHIBIT 10.3
                                  ------------


                                 SECOND AMENDED

                           LOAN AND SECURITY AGREEMENT


                                  BY AND AMONG


                               THE SHAW GROUP INC.


                                AND SUBSIDIARIES


                                       AND


                   MERCANTILE BUSINESS CREDIT INC., AS AGENT,


                            AND THE UNDERSIGNED BANKS


                                    EFFECTIVE


                                  April 8, 1996

                                Table of Contents

Section
                                                                          Page

1.       DEFINITIONS.......................................................  2
         1.1      General Terms............................................  2
         1.2      Accounting Terms......................................... 14
         1.3      Other Terms Defined in Missouri
                    Uniform Commercial Code................................ 14
         1.4      Effective Date........................................... 14

2.       CREDIT............................................................ 14
         2.1      Revolving Credit Facility, Revolving
                    Loan and Letters of Credit............................. 14
         2.2      Revolving Loan Indebtedness.............................. 16
         2.3      Term Loan Facility, Term Letter of
                     Credit Facility and Term Loans........................ 16
         2.4      Interest................................................. 18
         2.5      Method of Making Interest and Other Payments............. 20
         2.6      Term of This Agreement................................... 21
         2.7      Other Fees, Costs and Expenses........................... 22
         2.8      Borrowers' Loan Accounts................................. 22
         2.9      Statements............................................... 23
         2.10     Facility Fee............................................. 24
         2.11     Letter of Credit Fees.................................... 25
         2.12     Method of Borrowing...................................... 26
         2.13     Other Fees............................................... 28
         2.14     Captial Adequacy......................................... 29
         3.       REPORTING AND ELIGIBILITY REQUIREMENTS................... 29
         3.1      Collateral Reports....................................... 29
         3.2      Eligible Accounts........................................ 30
         3.3      Account Warranties....................................... 31
         3.4      Verification of Accounts................................. 32
         3.5      Collection of Accounts and Payments...................... 32
         3.6      Appointment of the Agent as Borrowers'
                    Attorney-in-Fact....................................... 32
         3.7      Account Records.......................................... 33
         3.8      Instruments, Chattel Paper............................... 34
         3.9      Notice to Account Debtors................................ 34
         3.10     Eligible Inventory....................................... 34
         3.11     Eligible Receivables, Trade -
                    Unbilled But Shipped................................... 34
         3.12     Eligible Inventory - Unbilled, Not Shipped............... 34
         3.13     Inventory Warranties..................................... 34
         3.14     Inventory Records........................................ 35
         3.15     Safekeeping of Inventory and Inventory Covenants......... 35
         3.16     Real Estate.............................................. 35
         3.17     Intellectual Property.................................... 36

         3.18     General Intangibles...................................... 36

4.       CONDITIONS TO ADVANCES............................................ 36
         4.1      Conditions to All Advances............................... 36
         4.2      Conditions to Initial Revolving Loan Advance............. 37

5.       COLLATERAL........................................................ 40
         5.1      Security Interest........................................ 42
         5.2      Preservation of Collateral and Perfection
                     of Security Interests Therein......................... 41

6.       WARRANTIES........................................................ 41
         6.1      Existence................................................ 41
         6.2      Authority................................................ 42
         6.3      Binding Effect........................................... 42
         6.4      Financial Data........................................... 42
         6.5      Collateral............................................... 43
         6.6      Solvency................................................. 43
         6.7      Places of Business....................................... 43
         6.8      Other Names.............................................. 44
         6.9      Tax Obligations.......................................... 44
         6.10     Indebtedness and Liabilities............................. 44
         6.11     Use of Proceeds and Margin Security...................... 44
         6.12     Investments.............................................. 44
         6.13     Litigation and Proceedings............................... 44
         6.14     Other Arrangements....................................... 45
         6.15     Employee Controversies................................... 45
         6.16     Compliance with Laws and Regulations..................... 45
         6.17     Patents, Trademarks and Licenses......................... 45
         6.18     ERISA.................................................... 45
         6.19     Assets................................................... 46
         6.20     Adverse Contracts........................................ 46
         6.21     Purchase of Other Commitments and
                    Outstanding Bids....................................... 46
         6.22     Investment Company Act................................... 46
         6.23     Broker's Fees............................................ 46
         6.24     Licenses and Permits..................................... 46
         6.25     Environmental Compliance................................. 47
         6.26     Full Disclosure.......................................... 47
         6.27     Survival of Warranties................................... 47

7.       AFFIRMATIVE COVENANTS............................................. 48
         7.1      Financial Statements..................................... 48
         7.2      Inspections and Audits................................... 49
         7.3      Conduct of Business; Compliance With Laws................ 50
         7.4      Claims and Taxes......................................... 50

         7.5      Borrowers' Liability Insurance........................... 51
         7.6      Borrowers' Property Insurance............................ 51
         7.7      Pension Plans............................................ 51
         7.8      Notice of Suit or Adverse Change in Business............. 52
         7.9      Tangible Net Worth....................................... 52
         7.10     Debt Service Coverage Ratio.............................. 52
         7.11     Current Ratio............................................ 52
         7.12     Funded Debt to EBITDA Ratio.............................. 52

8.       NEGATIVE COVENANTS................................................ 53
         8.1      Encumbrances............................................. 53
         8.2      Indebtedness and Liabilities............................. 53
         8.3      Consolidations, Acquisitions............................. 54
         8.4      Permitted Investments.................................... 54
         8.5      Guaranties............................................... 54
         8.6      Collateral Locations..................................... 55
         8.7      Disposal of Property..................................... 55
         8.8      Loans.................................................... 55
         8.9      Distributions............................................ 55
         8.10     Securities............................................... 55
         8.11     Amendment of Charter or Bylaws........................... 56
         8.12     Transactions with Affiliates............................. 56
         8.13     Other Business........................................... 56
         8.14     Ratio of Liabilities to Net Worth........................ 56
         8.15     Capital Expenditures..................................... 56

9.       DEFAULT, RIGHTS AND REMEDIES OF THE AGENT AND LENDERS............. 56
         9.1      Obligations.............................................. 56
         9.2      Rights and Remedies Generally............................ 56
         9.3      Entry Upon Premises and Access to Information............ 57
         9.4      Sale or Other Disposition of Collateral
                     by the Agent.......................................... 57
         9.5      Seizure and Sale of Collateral in Louisiana.............. 58
         9.6      WAIVER OF DEMAND......................................... 59
         9.7      WAIVER OF NOTICE......................................... 59

10.      BORROWERS' GUARANTEES............................................. 59
         10.1     Guarantee................................................ 59
         10.2     Unconditional Obligation................................. 60
         10.3     Period in Force.......................................... 60
         10.4     WAIVER................................................... 61
         10.5     Effect of Stay........................................... 61

11.      THE AGENT......................................................... 61
         11.1     Appointment and Authorization............................ 61

         11.2     Agent and Affiliates..................................... 61
         11.3     Action by Agent.......................................... 61
         11.4     Consultation with Experts................................ 61
         11.5     Liability of Agent....................................... 62
         11.6     Indemnification.......................................... 62
         11.7     Credit Decision.......................................... 62
         11.8     Resignation of Agent..................................... 62

12.      OTHER RIGHTS AND OBLIGATIONS...................................... 63
         12.1     Waiver................................................... 63
         12.2     Costs and Attorneys' Fees................................ 63
         12.3     Expenditures by the Agent................................ 64
         12.4     Custody and Preservation of Collateral................... 64
         12.5     Reliance by the Agent and the Lenders.................... 64
         12.6     Parties and Assignment................................... 64
         12.7     Applicable Law; Severability............................. 64
         12.8     SUBMISSION TO JURISDICTION; WAIVER
                    OF JURY AND BOND....................................... 65
         12.9     Marshalling.............................................. 65
         12.10    Subsection Titles........................................ 65
         12.11    Continuing Effect........................................ 65
         12.12    Incorporation by Reference............................... 65
         12.13    Notices.................................................. 66
         12.14    Waivers With Respect to Other Instruments................ 67
         12.15    Retention of Each Borrower's Documents................... 67
         12.16    Entire Agreement......................................... 67
         12.17    Notice            ....................................... 67
         12.18    Equitable Relief......................................... 67

Exhibits

1.1      Borrowers
3.13     Collateral Locations
3.16     Real Estate (Leased)
6.4-1    Financial Statements
6.4-2    Projections
6.5      Security Interests in or Encumbrances on Collateral and Assets
6.8-1    Past Trade Names
6.8-2    Present and Future Names
6.13     Pending Litigation, Arbitrations or Labor Matters
6.17     Patents, Trademarks and Licenses
A        $10,000,000.00 Term Loan Promissory Note
B        $2,340,000.00 Term Loan Promissory Note
C        Collateral Report

                   SECOND AMENDED LOAN AND SECURITY AGREEMENT


     This Second Amended Loan and Security Agreement ("Agreement"), dated as of this 29th day of March, 1996, by and among THE SHAW GROUP INC., a Louisiana corporation with its principal place of business and chief executive office at 11100 Mead Road, Baton Rouge, Louisiana 70815 (the "Company"), the Borrowing Subsidiaries listed on Exhibit 1.1 hereto (the Company and the Borrowing Subsidiaries are hereinafter collectively referred to as the "Borrowers"), and MERCANTILE BUSINESS CREDIT INC., a Missouri corporation with an office at 100 S. Brentwood, Fifth Floor, St. Louis, Missouri 63105 ("Mercantile"), CITY NATIONAL BANK OF BATON ROUGE, a national bank with an office at 445 North Boulevard, Baton Rouge, Louisiana 70801 ("City National") HIBERNIA NATIONAL BANK, a national bank with an office at 333 Travis Street, 3rd Floor, Shreveport, Louisiana 71161 ("Hibernia") and UNION PLANTERS BANK OF LOUISIANA, a Louisiana banking corporation with an office at 8440 Jefferson Highway, Baton Rouge, Louisiana 70809-1626 ("Union Planters," and collectively with Mercantile, Hibernia and City National referred to herein as the "Lenders") and Mercantile as agent for the Lenders (in such capacity, the "Agent").

                                   WITNESSETH:
                                   -----------

     WHEREAS, in connection with the restructuring of certain preexisting indebtedness and to provide for the additional working capital needs of the Borrowers, the Borrowers desire to borrow up to Eighty Million Dollars
($80,000,000.00) from the Lenders in the form of a Seventy Million Dollar ($70,000,000.00) revolving credit facility, a Seven Million Six Hundred Sixty Thousand Dollar ($7,660,000.00) term loan facility, and a Two Million Three Hundred Forty Thousand Dollar ($2,340,000.00) letter of credit term facility, and the Lenders are willing to make certain loans to the Borrowers of up to such amount, upon the terms and conditions set forth herein;

     WHEREAS, the Company acknowledges that, as the parent corporation of each of the Borrowing Subsidiaries, it will receive substantial direct and indirect benefits by reason of the making of loans to the Borrowing Subsidiaries as provided in this Agreement;

     WHEREAS, each of the Borrowing Subsidiaries acknowledges that it will also receive substantial direct and indirect benefits by reason of the making of loans to the Borrowers as provided in this Agreement, including, without limitation, by virtue of the Borrowers' various interrelationships as guarantors or joint obligors and beneficiaries thereof, as lessors and lessees, as suppliers and customers and as joint venturers in marketing programs.

     NOW,  THEREFORE,  in  consideration  of the  premises  and  the  terms  and conditions contained herein, and of any loans or extensions of credit heretofore, now or hereafter made to or for the benefit of the Borrowers by the Lenders, the parties hereto hereby agree as follows:

1.       DEFINITIONS.


     1.1 General Terms. When used herein, the following terms shall have the following meanings:

     Acceptable Acquisition shall mean any Acquisition which has been: (a) in the event a corporation is the subject of such Acquisition, either (i) approved by the Board of Directors of the corporation which is the subject of such Acquisition or (ii) recommended by such Board of Directors to the shareholders of such corporation, (b) in the event a partnership is the subject of such Acquisition, approved by a majority (by percentage of voting power) of the partners of the partnership which is the subject of such Acquisition, (c) in the event an organization or entity other than a corporation or partnership is the subject of such Acquisition, approved by a majority (by percentage of voting power) of the governing body, if any, or by a majority (by percentage of ownership interest) of the owners of the organization or entity which is the subject of such Acquisition or (d) in the event the corporation, partnership or other organization or entity which is the subject of such Acquisition is in bankruptcy, approved by the bankruptcy court or another court of competent jurisdiction, provided, however, that no such Acquisition shall be an Acceptable Acquisition unless: (x) the subject of such Acquisition is (or if an asset acquisition, all such assets are usable) in Borrowers' present lines of business, and (y) both as of the date of any such Acquisition and immediately following such Acquisition Borrowers are, and on a pro forma basis project that they will continue to be, in compliance with the terms, covenants and conditions contained in this Agreement and the other Financing Agreements.

     Acquisition shall mean any transaction or series of related transactions, consummated on or after the date of this Agreement, by which Borrowers or any of them (a) acquire any going business or all or substantially all of the assets of any corporation, partnership or other organization or entity, whether through purchase of assets, merger or otherwise or (b) directly or indirectly acquires (in one transaction or as of the most recent transaction in a series of transactions) at least (i) a majority (in number of votes) of the stock and/or other securities of a corporation having ordinary voting power for the election of directors (other than stock and/or other securities having such power only by reason of the happening of a contingency), (ii) a majority (by percentage of voting power) of the outstanding partnership interests of a partnership or (iii) a majority of the ownership interests in any organization or entity other than a corporation or partnership.

     Accounts shall mean each Borrower's presently existing and hereafter arising or acquired accounts, accounts receivable, margin accounts, futures positions, book debts, notes, drafts, acceptances, chattel paper, and other forms of obligations now or hereafter owned or held by or payable to such Borrower relating in any way to Inventory or arising from the sale of Inventory (as hereinafter defined) or the rendering of services by such Borrower or howsoever otherwise arising, including the right to payment of any interest or finance charges with respect thereto, together with all merchandise represented by any of the Accounts; all such merchandise that may be reclaimed or repossessed or returned to such Borrower; all of such Borrower's rights as an unpaid vendor, including stoppage in transit, reclamation, replevin, and sequestration; all pledged assets and all letters of credit, guaranty claims, liens, and security interests held by or granted to such Borrower to secure payment of any Accounts; all proceeds and products of all of the foregoing described properties and interests in properties; and all proceeds of insurance with respect thereto, including the proceeds of any applicable credit insurance or fidelity bond, whether payable in cash or in kind; and all ledgers, books of account, records, computer programs, computer disks or tape files, computer printouts, computer runs, and other computer prepared information relating to any of the foregoing.

     Account Debtor shall mean the party who is obligated on or under an Account.

     Affiliate shall mean any Person (as hereinafter defined) (i) that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with a Borrower, including, without limitation, the officers and directors of a Borrower, (ii) that directly or beneficially owns or holds 5% or more of any equity interest in a Borrower, or (iii) 5% or more of whose Voting Stock (or in the case of a Person which is not a corporation, 5% or more of any equity interest) is owned directly or beneficially by a Borrower. As used herein, the term "control" shall mean possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through ownership of securities, by contract or otherwise.

     Agent shall mean Mercantile Business Credit Inc. in its capacity as agent for the Lenders, and its successors and assigns.

     Assets shall have the meaning usually given that term in accordance with Generally Accepted Accounting Principles (as hereinafter defined), except that investments in or monies due from any Affiliate shall be excluded therefrom.

     Availability shall mean at any time during the Revolving Loan Term hereof an amount equal to the then available Total Revolving Loan Facility minus the then outstanding principal balance of all Revolving Loans and the undrawn face amount of all Letters of Credit then issued and outstanding pursuant to subsection 2.1 herein (which do not include the Letters of Credit issued and outstanding pursuant to subsection 2.3).

     Base Rate means on any day the per annum rate of interest  equal to either:
(a) the London Interbank Offered Rate plus Eurocurrency Margin in effect for such day or (b) the Prime Rate plus Prime Rate Margin in effect for such day, as selected by Borrowers by notice from the Company to the Agent pursuant to
Section 12.13. Any such notice shall be deemed effective only upon receipt by Agent, and upon such receipt, Agent shall promptly notify Lenders of the Company's new rate selection. The rate selected shall remain the applicable Base Rate until a subsequent notice from the Company selecting the other interest rate option is given to the Agent pursuant to Section 12.13.

     Prime Rate Margin applicable to any period means: (i) Zero Percent (0.00%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsection 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA (as defined in subsection 7.12) as of the end of the immediately preceding fiscal quarter was less than 3.0 to 1.0; (ii) One Fourth of One Percent (0.25%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 3.0 to

1.0 but less than 4.0 to 1.0; or (iii) Three Fourths of One Percent (0.75%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 4.0 to 1.0.

     Blocked Account shall have the meaning ascribed thereto in subsection 3.5 hereof.

     Borrower shall mean any of the Company or any Borrowing Subsidiary. Borrowers shall mean all of the foregoing.

     Borrowing Subsidiary shall mean any of the Subsidiaries (as hereinafter defined) described on Exhibit 1.1 hereto, along with the address of their principal places of business and jurisdictions of incorporation. Borrowing Subsidiaries shall mean all of the foregoing.

     Business Day shall mean any day other than a Saturday, Sunday or other day in which banks in St. Louis, Missouri are authorized or required to be closed.

     Capital Expenditures shall mean all expenditures for any fixed assets or improvements, or for replacements, substitutions or additions thereto, which have a useful life of more than one year, including, but not limited to, the direct or indirect acquisition of such assets by way of increased product or service charges, offset items or otherwise, and shall include capitalized lease payments.

     Cash Equivalents shall mean (i) bank certificates of deposit, bankers' acceptances or time deposits (but only with banks which do not have set-off rights against the foregoing and which have combined capital and surplus in excess of $100,000,000.00), (ii) commercial paper maturing within one year and rated at least A-1 or the equivalent thereof by Standard & Poors Corporation or P-1 or the equivalent thereof by Moody's Investors Service, Inc., or (iii) obligations maturing within one year issued or directly and fully guaranteed by the United States Government or any agency thereof.

     City National Letter of Credit shall mean that certain $422,414.16 standby Letter of Credit issued by City National to the Orlando Utilities Commission for the account of B.F. Shaw, Inc. with an initial expiry of October 24, 1996. The Borrower's reimbursement Obligations to City National with respect to such Letter of Credit are guaranteed and indemnified to City National by Agent, for which guaranty and indemnification Lenders agree to indemnify and reimburse Agent for any amounts required to be paid by Agent in accordance with Lenders' respective Pro Rata Shares.

     Collateral shall mean all property and interests in property now owned or hereafter acquired by the Borrowers in or upon which a security interest, lien or mortgage is granted to the Agent for the benefit of the Lenders by the Borrowers, whether under this Agreement or the other Financing Agreements or under any other documents, instruments or writings executed by the Borrowers and delivered to the Agent for the benefit of the Lenders, including, without limitation, Accounts, General Intangibles, Inventory and Intellectual Property (as defined herein).

     Collateral Report shall have the meaning ascribed thereto in subsection 3.1 hereof.

     Collecting Banks shall have the meaning ascribed thereto in subsection 3.5 hereof.

     Current Assets shall mean all current assets of the Company as determined on a consolidated basis, as of the date of any determination thereof, in accordance with Generally Accepted Accounting Principles.

     Current Liabilities shall mean all Liabilities of the Company, on a consolidated basis, which should, in accordance with Generally Accepted Accounting Principles consistently applied, be classified as current liabilities, and in any event shall include all Indebtedness payable on demand or within one year from the date of determination without any option on the part of the obligor to extend or renew beyond such year, all accruals for federal or other taxes based on or measured by income and payable within such year, and the current portion of long term debt required to be paid within one year, including for purposes of this definition the principal amount of the Revolving Loan Obligations.

     Default shall mean an event which through the passage of time or the service of notice or both would mature into an Event of Default (as hereinafter defined).

     Default Rate shall mean a fluctuating interest rate per annum equal to the sum of (a) the Prime Rate, plus (b) 3.75%. Each change in such interest rate shall take effect simultaneously with the corresponding change in the Prime Rate.

     Depository  Account shall have the meaning  ascribed  thereto in subsection
3.5 hereof.

     EBITDA shall mean the Company's earnings before income taxes, gross interest expense, depreciation and amortization, all determined on a consolidated basis in accordance with Generally Accepted Accounting Principles for the twelve-month period ending on the date of any such calculation.

     Eligible Accounts shall have the meaning ascribed thereto in subsection 3.2 hereof.

     Eligible  Inventory shall have the meaning  ascribed  thereto in subsection
3.10 hereof.

     EPA Matters shall have the meaning ascribed thereto in subsection 6.26 hereof.

     Eurocurrency Margin applicable to any period means: (i) Three-Fourths of One Percent (0.75%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsection 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA (as defined in subsection 7.12) as of the end of the immediately preceding fiscal quarter was less than 2.0 to 1.0; (ii) One Percent (1.00%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 2.0 to
1.0 but less than 2.5 to 1.0; (iii) One and One-Fifth Percent (1.20%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 2.5 to 1.0 but less than 3.0 to 1.0; (iv) One and One-Half Percent (1.50%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 3.0 to 1.0 but less than 4.0 to 1.0; or (v) Two Percent (2.0%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 4.0 to 1.0.

     Event of Default shall mean the occurrence or existence of any one or more of the following events: (i) any Borrower fails to pay any of its Obligations (as hereinafter defined) when such Obligations are due or are declared due; (ii) any Borrower fails or neglects to perform, keep or observe any of the covenants, conditions or agreements contained in any of the subsections of this Agreement or in any of the other Financing Agreements for a period of thirty (30) days or more after written notice thereof is given by Agent (other than occurrences referred to or embodied in other provisions of this subsection which shall constitute immediate Events of Default, unless a grace period is otherwise specified in the description thereof); (iii) any warranty or representation now or hereafter made by any Borrower in connection with this Agreement or any of the Financing Agreements (as hereinafter defined) is untrue or incorrect in any material respect, or any schedule, certificate, statement, report, financial data, notice, or writing furnished at any time by any Borrower to the Agent or any of the Lenders (other than Projections) is untrue or incorrect in any material respect, as of the date on which the warranty, representation or the facts set forth therein are stated, certified or deemed made; (iv) any liens, levies, or assessments securing a claim or claims in excess of $250,000.00 in the aggregate filed or recorded with respect to or otherwise imposed upon all or any part of the Collateral or the assets of any Borrower by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipality or other governmental agency (other than such liens as are permitted in accordance with subsection 8.1 hereof) and on or before the thirtieth (30th) day thereafter such lien, levy or assessment is not released, bonded, stayed or lifted; (v) all or any part of the Collateral or the assets (with a fair market value in excess of $250,000.00 in the aggregate) of any Borrower are attached, seized, subjected to a writ or distress warrant, or levied upon, or come within the possession or control of any judgment creditor and on or before the thirtieth (30th) day thereafter such Collateral or assets are not returned to such Borrower or such writ, distress warrant or levy is not dismissed, stayed or lifted; (vi) any Borrower makes an assignment for the benefit of creditors; convenes a meeting of its creditors, or any class thereof, for purposes of effecting a moratorium upon or extension or composition of its debts; commences any bankruptcy, reorganization or insolvency proceeding or other proceeding under any federal, state or other law for relief of debtors; or any Borrower proposes, authorizes or consents to the taking of any of the foregoing actions; (vii) any Borrower fails to obtain the dismissal, within thirty (30) days after the commencement thereof, of any bankruptcy, reorganization or insolvency proceeding, or other proceeding under any law for the relief of debtors instituted against it; fails actively to oppose any such proceeding; or in any such proceeding, defaults or files an answer admitting the material allegations upon which the proceeding was based or states in any filing in such proceeding its willingness to have an order for relief entered or its desire to seek liquidation, reorganization or adjustment of any of its debts;
(viii) any receiver, trustee or custodian is appointed to take possession of all or any substantial portion of the assets of any Borrower, or any committee of such Borrower's creditors or any class thereof, is appointed by a court having jurisdiction over such Borrower for the purpose of monitoring or investigating the financial affairs of such Borrower or enforcing such creditors' rights; (ix) any Borrower voluntarily or involuntarily dissolves or is dissolved, terminates or is terminated, liquidates or is liquidated; (x) any Borrower ceases to be Solvent (as hereinafter defined) or admits in writing that it is not Solvent or fails to pay its debts as they become due or admits in writing its present or prospective inability to pay its debts as they become due; (xi) any Borrower is enjoined, restrained, or in any way prevented by the order of any court or any administrative or regulatory agency from conducting all or any material part of its business at any Facility (as hereinafter defined) or otherwise; (xii) any default or breach under any agreement evidencing Indebtedness (as hereinafter defined) of any Borrower shall occur and shall continue after any applicable grace period specified in any such document if the effect of such default or breach is to accelerate the maturity of all or any part of any such Indebtedness in an amount of $250,000.00 or more, or any such Indebtedness in an amount of $250,000.00 or more shall be declared to be due and payable, or be required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; (xiii) a breach by any Borrower occurs under any material agreement, document or instrument (other than an agreement, document or instrument evidencing Indebtedness), whether heretofore, now or hereafter existing between such Borrower and any other Person, and such breach continues for more than thirty (30) days after such breach first occurs, provided that such grace period shall not apply, and such breach shall constitute an immediate Event of Default, if such breach may not, in the Lenders' reasonable determination, be cured by such Borrower during such thirty (30) day grace period; (xiv) any material damage to, or loss, theft, or destruction of, any fixed assets of any Borrower, whether or not insured, or any embargo, condemnation, act of God or public enemy, or other casualty or occurrence which causes cessation or substantial curtailment of production or other revenue producing activities at any Facility (as hereinafter defined) generating more than 20% of the Company's gross revenues on a consolidated basis for more than fifteen (15) Business Days; (xv) entry of a judgment or judgments for an aggregate amount in excess of $250,000.00 against the Borrowers, which are not stayed, bonded, vacated, paid or discharged within thirty (30) days after entry;
(xvi) any Reportable Event (as hereinafter defined) which the Agent, in good faith, determines to be materially adverse to the Lenders' interests and which might constitute grounds for the termination of any Plan (as hereinafter defined) of any Borrower, or the appointment by any United States District Court of a trustee to administer any Plan, or institution or commencement by the Pension Benefit Guaranty Corporation of proceedings to terminate any Plan or commence suit to appoint a trustee to administer any Plan; (xvii) the loss, suspension, revocation or failure to renew any license or permit now held or hereafter acquired by any Borrower, which loss, suspension, revocation or failure to renew would have a material adverse effect on the business, profits, assets or condition (financial or other) of such Borrower; (xviii) any Borrower fails to perform, keep or observe for a period of five (5) Business Days or more any of the covenants applicable to it contained in subsections 3.5, 7.1, 7.5,
7.6 and Section 8 (other than subsections 8.9, 8.10, 8.14 or 8.15); (xix) any Borrower fails to perform, keep or observe any of the covenants applicable to it contained in subsections 7.2, 7.9, 7.10, 7.11, 7.12, 8.9, 8.10, 8.14 or 8.15
hereof; or (xx) Agent in good faith determines that the Collateral or the prospect of payment or performance by Borrowers of their obligations under this Agreement are impaired. The occurrence or existence of any of the foregoing events shall constitute an immediate Event of Default unless notice by the Agent or a cure period is specifically required by the description of such event.

     Facility shall mean each of any Borrower's manufacturing or distribution facilities.

     Financing Agreements shall mean all agreements, instruments and documents, including, without limitation, security agreements, loan agreements, notes, guarantees, mortgages, deeds of trust, subordination agreements, pledges, powers of attorney, consents, assignments, contracts, notices, leases, financing statements and all other written matter whether heretofore, now, or hereafter executed by or on behalf of any Borrower and delivered to the Agent and/or any of the Lenders, together with all agreements and documents between any Borrower and the Agent and/or any of the Lenders referred to therein or contemplated thereby.

     Funded Debt shall mean the sum of the outstanding principal amounts of all obligations for borrowed money, including, but not limited to, all Revolving Loans and the Term Loan hereunder, and all obligations of any of the Borrowers evidenced by bonds, debentures, notes or other similar instruments, plus all capital lease obligations of any of the Borrowers, plus all commercial Letter of Credit reimbursement Obligations (but not including reimbursement Obligations with respect to the Bond Letter of Credit (herein defined) or any other standby Letter of Credit reimbursement Obligations of any of the Borrowers), whether any such obligations are classified as current or as long-term for the Company and its Borrowing Subsidiaries, all determined on a consolidated basis in accordance with General Accepted Accounting Principles.

     Generally Accepted Accounting Principles shall mean, as of the date of any determination with respect thereto, generally accepted accounting principles as used by the Financial Accounting Standards Board and/or the American Institute of Certified Public Accountants, consistently applied and maintained throughout the periods indicated.

     General Intangibles shall mean each Borrower's presently owned or hereafter acquired goodwill, choses in action, causes of action, franchises, methods, sales literature, drawings, specifications, descriptions, name plates, catalogs, dealer contracts, supplier contracts, distributor agreements, confidential information, consulting agreements, employment agreements, engineering contracts, leasehold interests in personal property, insurance policies (including business interruption insurance, if any) and such other assets which uniquely reflect the goodwill of the business of such Borrower; deposit amounts, letters of credit, and General Intangibles relating to other items of Collateral, including without limitation, rights to refunds or indemnification; reversionary or other rights of any Borrower to excess Plan assets upon termination or amendment thereof; and proceeds of all of the foregoing, including without limitation, insurance proceeds, including proceeds of business interruption insurance, income tax refunds, and claims for tax or other refunds against any city, county, state, or federal government, or any agency or authority or other subdivision thereof.

     Indebtedness shall mean at a particular time, (i) indebtedness for borrowed money or for the deferred purchase price of property or services in respect of which any Borrower is liable, contingently or otherwise, as obligor, guarantor or otherwise or any commitment by which any Borrower assures a creditor against loss, (ii) obligations under leases which shall have been or should be, in accordance with Generally Accepted Accounting Principles, recorded as capital leases in respect of which obligations any Borrower is liable, contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which obligations any Borrower assures a creditor against loss, and (iii) any obligation of any Borrower to a "multiemployer plan" as such term is defined under the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Intellectual Property shall mean each Borrower's present and future designs, patents, patent rights and applications therefor, trademarks and registrations or applications therefor, trade names, inventions, copyrights and all applications and registrations therefor, software or computer programs, license rights, trade secrets, methods, processes, know-how, drawings, specifications, descriptions, and all memoranda, notes, and records with respect to any research and development, and any interest of any Borrower in the foregoing, whether now owned or hereafter acquired by such Borrower and proceeds of all of the foregoing, including, without limitation, proceeds of insurance policies thereon.

     Inventory shall mean all of the inventory of each Borrower of every kind and description, now or at any time hereafter owned by or in the custody or possession, actual or constructive, of such Borrower, wherever located, excluding any customer furnished materials or any materials consigned to such Borrower by a supplier, but specifically including, but not limited to, all merchandise, raw materials, parts, supplies, work-in-process and finished goods intended for sale, together with all the containers, packing, packaging, shipping and similar materials related thereto, and including such inventory as is temporarily out of such Borrower's custody or possession, including inventory on the premises of others and items in transit, and including any returns and repossessions upon any accounts, documents, instruments or chattel paper relating to or arising from the sale of inventory, and all substitutions and replacements therefor, and all additions and accessions thereto, and all ledgers, books of account, records, computer printouts, computer runs, and other computer prepared information relating to any of the foregoing, and any and all proceeds of any of the foregoing; including, without limitation, proceeds of insurance policies thereon.

     Letters of Credit shall mean the City National Letter of Credit and any other standby letters of credit and/or commercial letters of credit now or hereafter issued for the account of the Borrowers upon application therefor to Mercantile Bank of St. Louis National Association, which Letter of Credit reimbursement obligations of Borrowers shall be guaranteed and indemnified by Agent to City National in the case of the City National Letter of Credit, and to Mercantile Bank of St. Louis National Association in all other cases, and for which guarantee and indemnification Lenders agree to indemnify and reimburse Agent for any amounts required to be paid by Agent in accordance with Lenders' respective Pro Rata Shares.

     Liabilities shall have the meaning usually given that term in accordance with Generally Accepted Accounting Principles, and shall include Indebtedness.

     LIBOR Base Rate shall mean the rate per annum of interest determined by Agent each week by reference to the "Money Rates" column in the Tuesday edition of The Wall Street Journal, Midwest Edition, as the "London Interbank Offered Rate (LIBOR)" for a three-month period (or if more than one rate is reported in such "Money Rates" column as the three-month "London Interbank Offered Rate (LIBOR)," then the average of such rates), which rate shall be effective hereunder as the LIBOR Base Rate commencing on such Tuesday and which rate may fluctuate on each subsequent Tuesday as the LIBOR Base Rate is determined pursuant to this definition; provided, however, that (i) if no such "London Interbank Offered Rate (LIBOR)" for three months is reported in such Tuesday edition of The Wall Street Journal's "Money Rates" column for the reason that

Monday was not a Business Day, then the Agent shall refer to the next succeeding Business Day's The Wall Street Journal, Midwest Edition, "Money Rates" column in which a three-month "London Interbank Offered Rate (LIBOR)" is published, which rate shall be effective as of the date of such publication, and (ii) if The Wall Street Journal, Midwest Edition, is not published or if the "Money Rates" column or the three-months "London Interbank Offered Rate (LIBOR)" rate in the "Money Rates" column is not published for any other reason, the Agent shall determine the LIBOR Base Rate for a three-month period on each such Tuesday from such other publicly available source of similar market data as Agent shall select in its reasonable discretion. The parties acknowledge that the "London Interbank Offered Rate (LIBOR)" published in the "Money Rates" column of The Wall Street Journal, Midwest Edition, is based upon an average of interbank offered rates for dollar deposits in the London market based on quotations at major banks for rate periods commencing two days after the date of such "Money Rates" column.

     Loan means either the Term Loan or any Revolving Loan, and Loans means any or all of the foregoing.

     Loan Account shall have the meaning ascribed thereto in subsection 2.8 hereof.

     London Interbank Offered Rate applicable to any Loan as selected by the Company pursuant to the definition of "Base Rate" means a rate per annum determined pursuant to the following formula:

                                    [ LIBOR-BR ]*
         LIBOR =                    [----------]
                                    [ 1.00 - RP]

         LIBOR             =        London Interbank Offered Rate
         LIBOR-BR          =        LIBOR Base Rate
         RP                =        Reserve Percentage

     Net Worth shall mean as of the date of any determination thereof common stock plus paid-in capital plus retained earnings less treasury stock.

     Notice of Borrowing shall have the meaning  ascribed  thereto in subsection
2.12 herein.

     Obligations shall mean all of any Borrower's obligations, liabilities and indebtedness to the Agent, the Lenders and/or to any affiliate of the Agent or the Lenders of any and every kind and nature, whether heretofore, now or hereafter owing, arising, due or payable and howsoever evidenced, created, incurred, acquired, or owing, whether primary, secondary, direct, indirect, contingent, fixed or otherwise (including obligations of performance) and whether arising or existing under written agreement, oral agreement or operation of law, including without limitation all of such Borrower's indebtedness, liabilities and obligations to the Lenders under this Agreement and the Term Notes.

     -------- *The amount in brackets being rounded upwards, if necessary, to the next higher 1/8 of 1%.

     Permitted Investments shall have the meaning ascribed thereto in subsection
8.4 hereof.

     Person shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party, or government (whether national, federal, state, provincial, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

     Plan shall mean any employee benefit or other plan maintained for the employees of any Borrower or Non-Borrowing Subsidiary or to which any Borrower or Non-Borrowing Subsidiary is obligated to contribute and subject to Title IV of ERISA.

     Prebilled Accounts shall mean each Borrower's presently existing and hereafter arising or acquired Accounts with respect to which possession and/or control of the goods sold giving rise thereto is held, maintained or retained by such Borrower (or by any agent or custodian of such Borrower) for the account of or subject to further and/or future direction from the Account Debtor thereof.

     Prime Rate shall mean the interest rate announced from time to time by Agent as its "prime rate" on commercial loans, which rate shall fluctuate as and when said "prime rate" shall change, and which rate may not be Agent's best or lowest rate or a favored rate, and any statement, representation or warranty in that regard or to that respect is expressly disclaimed by Agent and Lenders.

     Pro Rata Share shall mean the pro rata share of Loans to be made by each of the Lenders hereunder or of other amounts to be shared between Lenders, which shall be 31.25%for Mercantile, 25% for City National, 25% for Hibernia and 18.75% for Union Planters.

     Projections shall mean the consolidated and consolidating projected balance sheets, profit and loss statements and cash flow statements of the Company, prepared in a manner consistent with the audited financial statements of the Company, together with appropriate supporting details and a statement of underlying assumptions, which have been and will be delivered to the Agent and the Lenders in accordance with the terms hereof by the Company, a copy of the first of which is attached hereto as Exhibit 6.4-2.

     Rate of  Dilution  of  Borrowers'  Accounts  shall  mean  the  value of all non-cash credits to Borrowers' Accounts during the twelve (12) months immediately preceding the date of calculation divided by Borrowers' sales for said period. The Rate of Dilution shall be calculated by Agent in connection with each of its audits of the Borrowers' Accounts (which calculation shall be conclusive in the absence of manifest error), and the Rate of Dilution as so calculated by Agent shall remain the applicable Rate of Dilution until the next audit is performed by Agent. If the Rate of Dilution at the time of any calculation thereof has increased or decreased from the prior calculation thereof, then Agent and Lenders shall adjust the advance rate specified in subsection 2.1 (a) accordingly.

     Real Estate shall mean the real estate now owned or hereafter acquired by any Borrower.

     Reimbursement Agreement(s) shall mean each of those certain applications for standby letter of credit and reimbursement agreements and applications for commercial letters of credit and reimbursement agreements made from time to time by a Borrower as account party, with City National as issuer with respect to the City National Letter of Credit or with Mercantile Bank of St. Louis National Association as issuer for any other standby or commercial Letters of Credit now issued or hereafter issued pursuant to subsection 2.12(B), for the account of any such Borrower, which Reimbursement Agreements shall evidence Borrowers' Obligation to reimburse City National or Mercantile Bank of St. Louis National Association, as the case may be, for any draws made under any of the Letters of Credit, together with any accrued interest, fees and other amounts which may from time to time be due thereon, and which reimbursement Obligations shall be guaranteed by Agent, and indemnified by Lenders hereunder in accordance with their Pro Rata Shares.

     Reportable Event shall have the meaning assigned to that term in Title IV of ERISA.

     Reserve Percentage shall mean for any day, with respect to a Loan, the weighted average of the percentages (based on each Lender's Pro Rata Share and including any supplemental percentage applied on a marginal basis or any other reserve requirement having a similar effect) expressed as a decimal, which are applicable to each of the Lenders and are in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System under Regulation D (or any other then applicable regulation of the Board of Governors) with respect to "Eurocurrency Liabilities."

     Revolving Loan shall have the meaning ascribed thereto in subsection 2.1 hereof.

     Revolving Loan Term shall have the meaning  ascribed  thereto in subsection
2.6 hereof.

     Solvent shall mean, when used with respect to any Person, that (i) the value of its assets is in excess of the total amount of its liabilities reflected on a balance sheet prepared in accordance with Generally Accepted Accounting Principles, consistently applied; and (ii) it is able to pay its debts or obligations in the ordinary course as they mature; and (iii) it has capital sufficient to carry on its business and all business in which it is about to engage.

     Subsidiary shall mean each of the corporations listed on Exhibit 1.1 hereto and each other Person in which the Company now or hereafter owns, directly or indirectly, 25% or more of such Person's Voting Stock (as hereinafter defined) or, in the case of a Person which is not a corporation, 25% or more of the outstanding equity interests in such Person coupled with a right to participate in the management of such Person. Subsidiaries shall mean all of the foregoing.

     Tangible Net Worth shall mean as of the date of any determination thereof Assets less total Liabilities and less intangible Assets.

     Term shall have the meaning ascribed thereto in subsection 2.6 herein.

     Term Letter of Credit Facility shall mean the amount of Two Million Three Hundred Forty Thousand Dollars ($2,340,000.00).

     Term Loan Facility shall mean the amount of Seven Million Six Hundred Sixty Thousand Dollars ($7,660,000.).

     Term Loans  shall have the  meaning  ascribed  thereto  in  subsection  2.3 hereof.

     Total Revolving Loan Facility shall mean the amount of Seventy Million Dollars ($70,000,000.00).

     Voting Stock shall mean the outstanding capital stock of any corporation entitled to vote on issues submitted to the stockholders of that corporation for approval.

     1.2 Accounting Terms. Any accounting terms used in this Agreement which are not specifically defined herein shall have the meanings customarily given them in accordance with Generally Accepted Accounting Principles. All references herein to "consolidated" financial data or to financial data of the Company on a "consolidated basis" shall be deemed to be the applicable financial data of all of the Company consolidated in accordance with Generally Accepted Accounting Principles. All determinations of Inventory values contemplated hereby shall be at the lower of cost (as determined in accordance with Generally Accepted Accounting Principles) or market.

     1.3 Other Terms Defined in Missouri Uniform Commercial Code. All other terms contained in this Agreement (and which are not otherwise specifically defined herein) shall have the meanings provided in the Uniform Commercial Code of the State of Missouri (the "Code") to the extent the same are used or defined therein.

     1.4 Effective Date. All references to "the date hereof," "the date of this Agreement," "the effective date hereof," "effective as of the date hereof" or "of even date herewith" contained herein or in the other Financing Agreements shall be deemed to refer to the effective date of this Agreement, which shall be the date first above written.

     2. CREDIT.

     2.1 Revolving Credit Facility, Revolving Loan and Letters of Credit. Provided there does not then exist a Default or an Event of Default, and subject to the terms and conditions herein set forth, the Lenders shall make loans or advances to the Borrowers, on a revolving credit basis (collectively, the "Revolving Loans") in accordance with their respective Pro Rata Shares thereof upon a Borrower's request therefor pursuant to subsection 2.12 below, and Lenders further agree to accept a risk participation in accordance with their respective Pro Rata Shares and to indemnify and reimburse Agent hereunder for any liabilities of Agent for Agent's guaranty and indemnification to City
National and to Mercantile Bank of St. Louis National Association of the Borrowers' reimbursement Obligations under the City National Letter of Credit issued by City National for the account of any Borrower and under any Letters of Credit issued by Mercantile Bank of St. Louis National Association for the account of any Borrower upon application therefor by any such Borrower pursuant to subsection 2.12 below. For purposes of this Agreement, the City National Letter of Credit shall be deemed to have been issued under this subsection 2.1, and that certain $1,584,960.00 standby Letter of Credit issued by Mercantile Bank of St. Louis National Association to Taiwan Power Company for the account of B.F. Shaw, Inc., that certain $2,174,000.00 standby Letter of Credit issued on September 1, 1995 by Mercantile Bank of St. Louis National Association to Vekamaf Holland B.V., for the account of The Shaw Group Inc., that certain $91,604.00 standby Letter of Credit issues by Mercantile Bank of St. Louis

National Association to Black & Veatch International for the account of The Shaw Group Inc., and that certain Letter of Credit issued by Mercantile Bank of St. Louis National Association for the account of B.F. Shaw, Inc. hereunder in the face amount of $4,049,316.00 (the "Bond Letter of Credit"), as credit enhancement for those certain Adjustable Rate Economic Development Revenue Bonds, (B.F.Shaw, Inc.) Series 1995 (B.F.Shaw, Inc. Project) issued by the South Carolina Jobs-Economic Development Authority (the "Bonds"), shall also be deemed to have been issued under this subsection 2.1, and Lenders agree to assume a risk participation in each such Letter of Credit as set forth in the preceding sentence. In consideration of the Collateral granted to Agent for the benefit of Lenders pursuant to this Agreement, Mercantile agrees to cause Mercantile Bank of St. Louis National Association to release the Cash Equivalents or other specific collateral security held by Mercantile Bank of St. Louis National Association as collateral for the $1,584,960.00 Letter of Credit referenced above. The principal amount of all Revolving Loans from time to time outstanding plus the face amount of Letters of Credit from time to time outstanding under this subsection 2.1 shall not exceed, in the aggregate at any one time outstanding, the lesser of (i) the Total Revolving Loan Facility, or (ii) the aggregate "Current Asset Base" of the Borrowers. The face amount of any Letters of Credit issued and outstanding under this subsection 2.1 at any one time shall not exceed, in the aggregate, the amount of Fifteen Million Dollars ($15,000,000.00); provided, however, that no Lenders shall be required to advance any Loan or accept a risk participation in any Letter of Credit requested by a Borrower hereunder which, when added to the principal amount of such Lender's then outstanding Loans and its risk participation in the then outstanding Letters of Credit under this subsection 2.1, would exceed the amount of such Lender's Pro Rata Share of the Total Revolving Loan Facility as set forth on the signature pages of this Agreement. Notwithstanding anything elsewhere to the contrary, the maximum amount of Letters of Credit issued under this subsection 2.1 shall not include the Letter of Credit to Vekamaf Holland B.V., which is to be satisfied by the Term Loan as set forth in subsection 2.3(b). In the event of a draw under any Letter of Credit for which the Borrowers do not satisfy their reimbursement obligations to City National in the case of any City National Letter of Credit or to Mercantile Bank of St. Louis National Association in the case of any other Letter of Credit, and for which Agent is required to satisfy such reimbursement obligations of the Borrowers pursuant to its guaranty and indemnification therefor, the Borrowers hereby authorize Lenders to make an advance to Agent hereunder in proportion to their respective Pro Rata Shares, the proceeds of which may be used to so reimburse Agent for such amounts. The Borrowers agree that if at any time their outstanding Revolving Loans plus the undrawn face amount of issued and outstanding Letters of Credit exceeds the maximum permissible amount, they shall promptly pay to the Agent for the benefit of the Lenders such amount as may be necessary to eliminate such excess. As used herein, the "Current Asset Base" shall mean:


     (a) an amount equal to (i) eighty-five percent (85%) of the face amount then outstanding of the Borrowers' "Eligible Accounts" (as defined in subsection 3.2 hereof) if the "Rate of Dilution" of the Borrowers' Accounts is less than five percent (5%); (ii) eighty percent (80%) of the face amount then outstanding of the Borrowers' Eligible Accounts if the Rate of Dilution of the Borrowers' Accounts is greater than or equal to five percent (5%) but less than seven percent (7%); or (iii) seventy-five percent (75%) of the face amount then outstanding of the Borrowers' "Eligible Accounts" if the Rate of Dilution of the Borrowers' Accounts is greater than or equal to seven percent (7%), less in any case the maximum discounts, credits and allowances which may be taken by or granted to Account Debtors in connection therewith; provided, however, that the portion of the Current Asset Base calculated in accordance with this subsection 2.1(a) on the basis of the Borrowers' Prebilled Accounts shall at no time exceed Five Million Dollars ($5,000,000.00); plus

     (b) an amount equal to 55% of the book value of the Borrowers' then existing "Eligible Inventory" (as defined in subsection 3.10 hereof); provided, however, that the portion of the Current Asset Base calculated in accordance with this subsection 2.1(b) shall at no time exceed Forty Million Dollars ($40,000,000.00); plus

     (c) an amount equal to 55% of the book value of the Borrowers' then existing "Eligible Receivables, Trade - Unbilled But Shipped" (as defined in subsection 3.11 hereof); provided, however, that the portion of the Current Asset Base calculated in accordance with this subsection 2.1(c) shall not exceed Five Million Dollars ($5,000,000.00); plus

     (d) an amount equal to 50% of the book value of the Borrowers' then existing "Eligible Inventory - Unbilled, Not Shipped" (as defined in subsection 3.12 hereof); provided, however, that at no time shall the Current Asset Base of all Borrowing Subsidiaries arising solely under this subsection 2.1(d) and resulting from the inclusion of then outstanding Eligible Inventory - Unbilled, Not Shipped of all Borrowing Subsidiaries exceed Five Million Dollars ($5,000,000.00).

     The book value of Eligible Inventory shall be determined at the lower of cost or market as determined on Borrowers' books and records minus Five Hundred Thousand Dollars ($500,000.00) (the amount stipulated by Borrowers, Agent and Lenders as the work-in-progress adjustment), less such reserves as the Agent in its sole, reasonable discretion elects to establish upon thirty days' prior written notice to the Company. In their sole and absolute discretion, the Lenders may elect to make advances to the Borrowers in excess of the amounts available pursuant to the advance rates set forth above, provided, however, that all Lenders must agree to any such increased advances.

     Each advance to any Borrower shall, on the day of such advance, be deposited, in immediately available funds, in such account as such Borrower may, from time to time, designate in writing.

     Agent reserves the right in the exercise of its reasonable discretion to increase or decrease the percentage advance rates specified in subsections 2.1(b), (c) and (d) above upon thirty days prior written notice to Borrower, provided, however, that all Lenders must agree to any such increased advances.

     2.2 Revolving Loan Indebtedness. Each Borrower's Revolving Loan Obligations to the Lenders hereunder may be paid, reborrowed and repaid, subject to the conditions set forth in subsection 4 hereof, and shall be payable in full upon termination of the Revolving Loan Term. The principal amount of such Revolving Loan Obligations shall bear interest as hereinafter provided. Each advance by the Lenders and each repayment of principal applicable to such advance shall be reflected in Borrowers' Loan Account applicable to the Revolving Loan.

     2.3  Term Loan Facility, Term Letter of Credit Facility and Term Loans.

     (a) Provided there does not then exist a Default or an Event of Default, and subject to the terms and conditions herein set forth, the Lenders shall make term loans to the Borrowers (collectively, the Term Loan") in an aggregate amount equal to the Term Loan Facility. The Term Loans shall be advanced by Lenders in proportion to their Pro Rata Shares thereof, with Two Million Five Hundred Fifty Thousand Dollars ($2,550,000.00) being advanced as of the date hereof to refinance Borrowers' existing term loans with Lenders outstanding on the date hereof, and the remainder of which shall be advanced upon Borrowers' request therefor to finance purchases of new or used equipment subject to Borrowers satisfaction of all of the conditions set forth in subsections 4.1, 4.3 and 4.4 herein. For any such request for an additional Term Loan advance, Borrowers shall notify Agent of the proposed purchase of equipment and the requested amount of such Term Loan advance at least one week prior to the date of any such advance request, and Agent shall promptly notify each of the Lenders of their respective Pro Rata Shares of such advance. The amount of any such advance shall not exceed One Hundred Percent (100%) of the purchase price of any new equipment or the lesser of (i) Eighty Percent (80%) of the orderly liquidation value or (ii) One Hundred Percent (100%) of the forced liquidation value of any such used equipment to be purchased by the Borrowers (with such orderly liquidation value and forced liquidation value to be determined by an appraiser satisfactory to Agent in its sole discretion); provided, however, that no Lenders shall be required to advance any Term Loan requested by a Borrower hereunder which, when added to the principal amount of such Lender's Term Loans advanced to date plus such Lender's share of the risk participation in the Term Letter of Credit Facility under subsection 2.3(b) below, would exceed the amount of such Lender's Pro Rata Share of the Term Loan Facility as set forth on the signature pages of this Agreement. Said Term Loans shall be evidenced by a term loan promissory note in the original principal amount of Seven Million Six Hundred Sixty Thousand Dollars ($7,660,000.) executed jointly and severally by the Borrowers payable to the order of the Agent for the benefit of each of the Lenders in accordance with their Pro Rata Shares, a form of which is attached hereto as Exhibit A. Subject to the terms of subpart (c) below, said Term Loan shall be payable in sixty (60) consecutive monthly installments of principal as follows: fifty-nine (59) consecutive monthly installments each in an amount equal to one-sixtieth (1/60th) of the then outstanding principal balance of the Term Loan, due and payable on the first day of each month commencing with the first such payment on May 1, 1996, and with a sixtieth (60th) and final installment in the principal amount then outstanding under said Term Loan due and payable on March 31, 2001.

               (b) Two Million Three Hundred Forty Thousand Dollars ($2,340,000.00) shall have also been advanced to the Borrowers in the form of a commercial Letter of Credit with a final expiry of October 10, 1996 issued by Mercantile Bank of St. Louis National Association to Vekamaf Holland B.V. for the purchase of one (1) COJAFEX Pipe Bending Machine pursuant to the Company's application therefor. The reimbursement Obligation of the Borrowers to Mercantile Bank of St. Louis National Association under this commercial Letter of Credit shall be indemnified and guaranteed by Agent to Mercantile Bank of St. Louis National Association, and each of the Lenders agrees to accept a risk participation in and to indemnify and reimburse Agent hereunder for any liabilities of Agent for its guaranty and indemnification to Mercantile Bank of St. Louis National Association for such commercial Letter of Credit Obligations in accordance with their respective Pro Rata Shares hereunder. Upon any draw under the commercial Letter of Credit described in this subsection 2.3(b), Lenders shall advance to Agent their respective Pro Rata Shares of such draw amount as a Term Loan, which amounts shall be evidenced by a Term Loan Promissory Note in the form of Exhibit B attached hereto and executed by Borrowers jointly and severally on the date hereof. The Borrowers authorize Agent to use such Term Loan proceeds to repay Borrowers' reimbursement obligations to Mercantile Bank of St. Louis National Association under the commercial Letter of Credit described herein. Subject to the terms of subpart (c) below, the Term Loan under this subpart 2.3(b) shall be payable in equal consecutive monthly installments of principal in the amount of Thirty-Nine Thousand Dollars ($39,000.00) each following any draw under such commercial Letter of Credit, which installments shall be due and payable on the first day of each month, commencing with the first such payment on the earlier of (i) the first day of the first month following the draw under such commercial Letter of Credit, or
          (ii) November 1, 1996, and with a final installment in the amount then outstanding under said Term Loan due and payable on March 31, 2001.

               (c) Provided that no Default or Event of Default then exists hereunder, on March 31, 1999, the last day of the Revolving Loan Term, if Lenders, or any of them, in their sole and absolute discretion elect not to extend the Revolving Loan Term beyond such date, Borrowers shall repay in full all of their outstanding Revolving Loan Obligations on such date as provided in subsection 2.6, but the Term Loans made under this subsection 2.3 shall remain outstanding and payable subject to all of the terms and conditions of this Agreement and the two Term Loan Promissory Notes; provided, however, that if on March 31, 1999 there exists a Default or an Event of Default under the terms of this Agreement and Lenders elect not to extend the Revolving Loan Term, or if on any date this Agreement or the Revolving Loan Facility is terminated either at Borrowers' election or pursuant to
          Section 9 herein, then the entire outstanding principal balance of the Term Loans shall become immediately due and payable on such date, notwithstanding the stated maturity date therefor in any promissory note, in this subsection 2.3 or otherwise.

               (d) Prior to default, Borrowers shall jointly and severally pay or cause to be paid to the Agent for the benefit of Lenders on the first day of each month interest on the outstanding principal balance of their Term Loan Obligations at the Base Rate in effect for each day of the preceding month. After default, Borrowers shall jointly and severally pay or shall cause to be paid to the Agent for the benefit of Lenders, on demand, interest on the outstanding principal balance of their Term Loan Obligations at the Default Rate as set forth in subsection 2.4(c) herein.

     2.4 Interest.

               (a) So long as no Event of Default has occurred and is continuing, Borrowers shall jointly and severally pay or shall cause to paid to the Lenders interest on the outstanding principal balance of the Revolving Loan Obligation at the Base Rate in effect for each day from the date such Loan is made until it becomes due or is repaid (which rate shall fluctuate and change as and when the Base Rate shall fluctuate or shall be changed by Borrower pursuant to the definition of Base Rate). Except in the case of an acceleration of payment by Agent under subsection 9(when interest shall be paid with the principal amount repaid), interest shall be payable on the outstanding principal balances of the Revolving Loans and the Term Loans monthly in arrears on the first day of each calendar month, commencing May 1, 1996, and at the maturities thereof, whether by reason of acceleration or otherwise. Said interest on the Revolving Loans shall be computed by multiplying the closing daily balance in Borrowers' Revolving Loan Account for each day during the preceding month by the interest rate determined to be applicable hereunder on each such day.

               (b) Interest shall be computed (on a daily basis) on the basis of a 360-day year for the actual number of days elapsed.

               (c) Upon the earlier of (i) thirty (30) days following written notice by the Agent to the Company that an Event of Default has occurred and is continuing, or (ii) upon acceleration of all of Borrowers' Obligations hereunder pursuant to section 9 hereof, Borrowers shall jointly and severally pay to the Lenders interest, on demand, from the date of such notice to and including the date of cure of such Event of Default on the outstanding principal balance of the Obligations at the Default Rate.

     2.5 (i) Interest shall be due at the Default Rate,as provided herein, after default and before judgment. If any interest payment or other charge or fee payable hereunder exceeds the maximum amount then permitted by applicable law, then to the extent permitted by law and subject to the provisions of subparagraph (ii) below, Borrowers shall pay the maximum amount then permitted by applicable law and Borrowers shall continue to pay the maximum amount from time to time permitted by applicable law until all such interest payments and other charges and fees otherwise due hereunder (in the absence of such restraint imposed by applicable law) have been paid in full.

          (ii) It is the intention of Agent, each Lender and each Borrower to comply with the laws of the State of Missouri, and notwithstanding any provision to the contrary contained herein or in the other Financing Agreements, no Borrower shall be required to pay, and the Agent and Lenders shall not be permitted to collect any interest or fees determined to constitute interest in any amount in excess of the maximum non-usurious amount of interest permitted by applicable law ("Excess Interest"). If any Excess Interest is provided for or determined to have been provided for by a court of competent jurisdiction in this Agreement or in any of the other Financing Agreements, then in such event (A) the provisions of this subparagraph shall govern and control; (B) neither any Borrower nor any guarantor or endorser shall be obligated to pay any Excess Interest; (C) any Excess Interest that the Agent or Lenders may have received hereunder shall be, at the Agent's and Lenders' option, (1) applied as a credit against the outstanding principal balance of the Obligations or accrued and unpaid interest (not to exceed the maximum amount permitted by law), (2) refunded to the payor thereof, (3) or amortized, prorated, allocated and spread throughout the full terms of the Loans provided for herein to the extent permitted by applicable law or (4) any combination of the foregoing;
     (D) the interest rate(s) provided for herein shall be automatically reduced to the maximum lawful rate allowed under applicable law, deemed to have been and shall be reformed and modified to reflect such reduction; and (E) neither any Borrower nor any guarantor or endorser shall have any action against the Agent or any of the Lenders for any damages arising out of the payment or collection of any Excess Interest.

          (a) Agent shall determine the interest rate applicable to the Loans as provided above. Agent shall give prompt notice to Borrower and Lenders by telephone, telecopy, telex or cable of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.

     2.6 Method of Making Interest and Other Payments.

               (a) In their sole discretion, the Lenders may deem interest and other amounts payable hereunder (other than the principal balance of the Revolving Loan Obligations) to be paid by causing such amounts to be added to the principal balance of the Revolving Loan Obligations all as set forth on the Lenders' books and records. Unless otherwise directed by Agent, all payments to the Lenders hereunder shall be made by delivery thereof to shallbe made by delivery thereof to Agent at its address set forth above or, by delivery to the Lenders for deposit in care of the Agent in the "Blocked Accounts" of all proceeds of Accounts or other Collateral in accordance with Subsection 3.5 hereof. If the Agent elects to bill any Borrower for any amount due hereunder, such amount shall be immediately due and payable with interest thereon as provided herein. Solely for the purpose of calculating interest earned by the Lenders, payment by or for the account of Borrowers shall be applied on account of Borrowers' Obligations on the date such funds become collected funds in the Agent's operating account at Mercantile Bank of St. Louis National Association in St. Louis, Missouri. Deposits received after 2:00 p.m. local time shall be deemed to have been received or deposited on the following Business Day. All payments of interest and principal, whether voluntary or involuntary, from whatever source, including payments by reason of liquidation or collateral, setoff, bankruptcy proceedings or otherwise, and whether received by Agent or any of the Lenders, shall be shared between the Lenders in accordance with their respective Pro Rata Shares on the date such funds are collected funds.

               (b) Whenever any payment of principal of, or interest on, any Loans or of fees shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon, at the then applicable rate, shall be payable for such extended time.

               (c) All payments to be made by Borrowers under this Agreement and the Term Notes shall be made without setoff or counterclaim and without deduction for or on account of any present or future taxes or other charges unless Borrowers are compelled by law to make payment subject to such tax or other charge. All such taxes or other charges shall be paid by Borrowers for their own account prior to the date on which penalties attach thereto. Borrowers will indemnify Agent and each of the Lenders in respect of all such taxes and other charges. Should any such payment be subject to any tax or other charge, and the above provisions either cannot be effected or do not result in Agent or the Lenders actually receiving and remaining beneficially entitled to and in possession of an amount equal to the full amount provided for hereunder, Borrowers shall pay to Agent, for itself or for the benefit of the Lenders, as the case may be, such additional amounts as may be necessary to ensure that Agent and each of the Lenders receive and remain in possession of and beneficially entitled to (free from any liability in respect of any deduction, withholding or payment other than in respect of any tax on the overall net income of Agent or the Lenders) a net amount equal to the full amount which it would have received and retained had payment not been subject to such tax or other charge. Borrowers shall send to Agent or the Lenders such certificates or certified copy receipts as Agent or Lenders shall reasonably require as proof of the payment by Borrowers of any taxes or other charges payable by Borrowers as a result of the provisions of this subsection 2.5(c).

     2.7 Term of This Agreement. The Revolving Loan Term shall be effective from the date hereof until March 31, 1999 unless earlier terminated pursuant to
Section 9 below (the "Revolving Loan Term"), at which time Borrowers jointly and severally agree to repay in full all of the Revolving Loans together with all accrued and unpaid interest thereon, and the Term Loan and this Agreement shall be effective until March 31, 2001 (the "Term") unless earlier terminated as provided in subsection 2.3 or Section 9 herein. Upon the effective date of termination, or upon termination in accordance with subsection 2.3 or Section 9 hereof, all of the Obligations of every kind and description shall become immediately due and payable without notice or demand. Notwithstanding any termination, until all of the Obligations shall have been fully and finally paid and satisfied, the Agent, for the benefit of the Lenders shall be entitled to retain security interests in and liens upon all existing and future Collateral, and even after full and final payment of all Obligations hereunder, each Borrower's obligation to indemnify the Agent and the Lenders as herein provided shall survive. Borrowers hereby covenant and agree that they will, on or before any termination of this Agreement, pledge to Agent for the benefit of Lenders, and grant to Agent for the benefit of Lenders, a first priority security interest in additional collateral consisting of Mercantile Bank of St. Louis National Association certificates of deposit pursuant to documentation in form and substance acceptable to Agent and Lenders, which additional collateral shall have an aggregate fair market value equal to or greater than the undrawn face amount of any and all then outstanding Letter of Credit Obligations of any of the Borrowers, which additional collateral Agent shall hold for the benefit of Lenders as security for their guaranty obligations with respect to the Letters of Credit until all such Letters of Credit shall have been replaced or shall have expired pursuant to their terms.

     2.8 Other Fees, Costs and Expenses. All reasonable fees, costs and expenses incurred by the Agent and Lenders in connection with any matters contemplated by or arising out of this Agreement shall be part of the Obligations, payable on demand and secured by the Collateral, including, without limitation, the following: (i) after the occurrence of a Default or Event of Default hereunder, all reasonable fees, costs and expenses incurred by the Agent and Lenders in verifying or inspecting the Accounts or the Inventory or the Borrowers' records with respect thereto; (ii) in connection with opening and maintaining the Blocked Accounts and depositing for collection by the Agent or Lenders any check or item of payment received by and/or delivered to any "Collecting Bank" (as hereinafter defined) or the Agent or Lenders on account of the Obligations;
(iii) arising out of the Agent's or any Lender's indemnification of any such Collecting Bank against damages incurred by the Collecting Bank in the operation of a Blocked Account; (iv) in connection with the Agent's or any Lender's forwarding to the Borrowers the proceeds of Loans or advances hereunder; (v) after the occurrence of a Default or Event of Default hereunder, all expenses arising from photocopying and other mechanical or electronic reproduction in connection with the Agent's or any Lender's rights of inspection under subsection 7.2 hereof; (vi) in connection with the documentation, negotiation, closing (and, at the Agent's or any Lender's request, the ongoing administration of the loans described herein) (including any and all amendments or waivers with respect hereto or with respect to the other Financing Agreements), including, without limitation, search fees, appraisal fees and expenses, title insurance policy fees, costs and expenses; filing and recording fees; fees, costs and expenses of the Agent's or any Lender's attorneys and paralegals; and all taxes (other than taxes payable on any Lender's income) payable in connection with this Agreement or the other Financing Agreements, whether such expenses and fees are incurred prior to, on or after the date hereof; and (vii) arising from the Agent's or any Lender's employment of counsel or otherwise in connection with protecting or perfecting the Agent's security interest or liens in the Collateral in accordance with subsection 12.2 hereof. Prior to the occurrence of any Default or Event of Default hereunder, the Lenders agree to reimburse the Agent, in accordance with their respective Pro Rata Shares, for any costs, fees and expenses incurred by the Agent in verifying or inspecting the Accounts or the Inventory or the Borrowers' records with respect thereto, including, but not limited to, out of pocket expenses for auditors' travel, lodging and meals plus $350.00 per day per auditor, which reimbursement obligation of the Lenders shall be limited to one such audit by Agent per year and shall not exceed $10,000.00 in the aggregate for any one such audit. Any portion of any of the foregoing fees, costs and expenses listed in this subsection 2.7(i)-(vii) which remains unpaid by Borrowers following the Agent's or any Lender's statement and request for payment thereof shall bear interest from the date of such statement and request for payment at the Base Rate or Default Rate prescribed in subsection
2.4 above, as applicable.

     2.9 Borrowers' Loan Accounts. Each Lender shall maintain a loan account ("Loan Account") on its books in which shall be recorded (i) all Loans and advances made by such Lender to Borrowers pursuant to this Agreement, (ii) all payments made by Borrowers on all such Loans and advances and (iii) all other appropriate debits and credits as provided in this Agreement, including, without limitation, all fees, charges, expenses and interest. All entries in Borrowers' Loan Accounts shall be made pursuant to the terms of this Agreement and in accordance with each Lender's customary accounting practices as in effect from time to time. Borrowers jointly and severally promise to pay the amount reflected as owing by them under each of their Loan Accounts and all of their other Obligations hereunder as such amounts become due or are declared due pursuant to the terms of this Agreement. Provided that an Event of Default does not then exist or would not be created thereby, the Company may direct the application of payments received by each of the Lenders on account of Borrowers' Obligations to any portion of Borrowers' Obligations. From and after an Event of Default, Lenders shall have the continuing and exclusive right to apply or reverse and reapply any and all such payments to any portion of Borrowers' Obligations. Agent agrees that upon request by any Lender (which requests shall not be made more often that once each month by any one Lender), Agent shall provide such Lender with a statement showing Borrowers' Loan balances as maintained by Agent and all advances made during the preceding month, all principal and interest payments received by Agent during such month and the pro rata distribution of such payments to each of the Lenders as required in this Agreement.

     Borrowers expressly agree that to the extent any Borrower makes a payment or payments and such payment or payments, or any part thereof, are subsequently invalidated, declared to be fraudulent or preferential, set aside or are required to be repaid to a trustee, receiver, or any other party under any bankruptcy act, state or federal law, common law or equitable cause, then to the extent of such payment or repayment, the Borrowers' Obligations or part thereof intended to be satisfied shall be revived and continued in full force and effect as if said payment or payments had not been made.

     2.10 Statements. All advances to Borrowers and all other debits and credits provided for in this Agreement, shall be evidenced by entries made by each Lender in Borrowers' Loan Account and in such Lender's books and records showing the date, amount and reason for each such debit or credit. Until such time as the Agent shall have rendered to Borrowers a written statement of account as provided herein, the balance in Borrowers' Loan Accounts, as set forth on each Lender's most recent printout or other written statement, shall be rebuttably presumptive evidence of the amounts due and owing to each such Lender by Borrowers. The Agent shall render to Borrowers a periodic statement setting forth the principal balance of Borrowers' Loan Accounts and the calculation of interest due thereon. Each such statement shall be subject to subsequent adjustment by the Agent or such Lender but shall, absent manifest errors or omissions, be presumed correct and binding upon Borrowers, and shall constitute an account stated unless Borrowers shall deliver to the Agent or such Lender by registered or certified mail written objection thereto specifying at any time in the case of any error, such as a mathematical error, or misplaced credit, or debit to an incorrect account. In the absence of a written objection delivered to the Agent or such Lender as set forth above, the Agent's or such Lender's statement of Borrowers' Loan Account shall be conclusive evidence of the amount of Borrowers' Obligations. Upon the incurring by the Agent or such Lender of any cost, expenses or other charges which may be billed by the Agent or such Lender to Borrowers hereunder, the Agent or such Lender shall deliver to Borrowers, or to the Borrowing Subsidiary on whose behalf such cost was incurred, an itemized statement describing such cost, expense or charge. Upon delivery of such itemized statement, the Agent or such Lender may, in its discretion, charge

Borrowers' Loan Account for the amount thereof.

     2.11 Facility Fee. As reasonable compensation for Lenders making available the Total Revolving Loan Facility hereunder, the Borrowers shall jointly and severally pay to the Agent for the account of the Lenders a Facility Fee in an amount equal to the following per annum percentage times the average daily unused portion of the Total Revolving Loan Facility during the immediately preceding fiscal quarter:

     (i) One Tenth of One Percent (0.10%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsection 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA (as defined in subsection 7.12) as of the end of the immediately preceding fiscal quarter was less than 2.0 to 1.0;

(ii) One Eighth of One Percent (0.125%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 2.0 to 1.0 but less than 2.5 to 1.0;

     (iii) Fifteen Hundredths of One Percent (0.15%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or
(iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 2.5 to 1.0 but less than 3.0 to 1.0;

     (iv) One Fifth of One Percent (0.20%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 3.0 to 1.0 but less than 4.0 to 1.0; or

     (v) Three Eighths of One Percent (0.375%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 4.0 to 1.0., which Facility Fee shall be paid on the last day of each such fiscal quarter of Borrowers. For purposes of this subsection 2.10, the average daily unused portion of the Total Revolving Loan Facility shall mean the sum of the Total Revolving Loan Facility each day which remains unborrowed after consideration of all Revolving Loans and Letters of Credit outstanding under subsection 2.1 for each such day during such fiscal quarter, divided by 90.

     2.12 Letter of Credit Fees. As reasonable compensation for the Lenders indemnifying Agent's guaranty of that certain Letter of Credit issued by Mercantile Bank of St. Louis National Association for the account of B.F. Shaw, Inc. hereunder in the face amount of $4,049,316.00 (the "Bond Letter of Credit"), as credit enhancement for those certain Adjustable Rate Economic Development Revenue Bonds, (B.F.Shaw, Inc.) Series 1995 (B.F.Shaw, Inc. Project) issued by the South Carolina Jobs-Economic Development Authority (the "Bonds"), the Borrowers shall jointly and severally pay to Agent for the account of Lenders, in advance for the first year of such Bond Letter of Credit and on each anniversary date of the issuance thereof, a Letter of Credit fee equal to One Percent (1%) per annum times the face amount of such Bond Letter of Credit. As reasonable compensation for the Lenders indemnifying Agent's guaranty of the City National Letter of Credit issued by City National or of any Letters of Credit issued by Mercantile Bank of St. Louis National Association for the account of Borrowers hereunder, the Borrowers shall jointly and severally pay to Agent for the account of Lenders quarterly in advance on the date of issuance of any such Letter of Credit and on the first day of each calendar quarter thereafter, a Letter of Credit fee equal to the following per annum percentage times the face amount of all such Letters of Credit then issued for the account of Borrowers and outstanding:

     (i) Three-Fourths of One Percent (0.75%) per annum for any quarter commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsection 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA (as defined in subsection 7.12) as of the end of the immediately preceding fiscal quarter was less than 2.0 to 1.0;

     (ii) One Percent (1.00%) for any quarter commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 2.0 to
1.0 but less than 3.0 to 1.0;

     (iii) One and One-Half Percent (1.50%) for any quarter commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 3.0 to 1.0 but less than 4.0 to 1.0; or

     (iv) Two Percent (2.0%) for any period commencing after delivery of Borrowers' most recent quarter-end or fiscal year-end financial statements delivered to Lenders pursuant to subsections 7.1(iii) or (iv), which financial statements disclose that Borrowers' ratio of Funded Debt to EBITDA as of the end of the immediately preceding fiscal quarter was greater than or equal to 4.0 to
1.0. Such Letter of Credit fees shall be distributed by Agent to the Lenders in accordance with their Pro Rata Shares of the risk thereunder. Subject to any contrary provisions in any applicable Reimbursement Agreement, Borrowers agree to pay Agent, for City National's account with respect to the City National Letter of Credit, or for Mercantile Bank of St. Louis National Association's account with respect to any other Letters of Credit (including, but not limited to, the Bond Letter of Credit), such additional documentary, issuance, amendment and other fees in respect of each Letter of Credit and any draft presented for payment or acceptance in respect thereof as City National or Mercantile Bank of St. Louis National Association, as the case may be, customarily charges in its Letter of Credit business, as from time to time amended by City National or Mercantile Bank of St. Louis National Association, as the case may be. The
Borrowers hereby jointly and severally acknowledge and agree that an amount equal to the aggregate undrawn face amount of each Letter of Credit will be deemed an outstanding Revolving Loan to Borrowers under subsection 2.1 of this Agreement for purposes of calculating the unused Availability of Borrowers under the Current Asset Base of this Agreement, except that with respect to the Bond Letter of Credit such amount shall be deemed to be: (i) prior to disbursement of the Bond proceeds for the purchase of the pipe bending machine and any of the other equipment to be purchased with such Bond proceeds, an amount equal to the face amount of the Bond Letter of Credit minus the amount of such Bond proceeds pledged as collateral to the trustee for such Bonds and held by said trustee for the benefit of Mercantile Bank of St. Louis National Association, and (ii) on and after the date of the purchase of the pipe bending machine (the "purchase date"), an amount equal to; (x) the face amount of the Bond Letter of Credit, minus (y) $2,340,000.00 (during the first year following the purchase date) reduced by $234,000.00 on each anniversary of the purchase date, plus the amount of any then remaining undisbursed Bond proceeds pledged as collateral to the trustee for such Bonds and held by said trustee for the benefit of Mercantile Bank of St. Louis National Association. The value of any major equipment purchases in addition to the pipe bending machine made in the future out of the Bond proceeds may be considered for exclusion by the Lenders, in their sole and unanimous discretion but without any obligation to do so, from the coverage of the Current Asset Base under Section 2.1 for purposes of determining Borrowers' unused Availability thereunder.

     2.13 Method of Borrowing.

     (A) Loans.

          (a) Borrowers shall give notice (a "Notice of Borrowing") to Agent by 12:00 noon (St. Louis time) on the day of each new Revolving Loan advance specifying (i) the Business Day on which such Loan shall be made, and (ii) the aggregate principal amount of such Loan. A Notice of Borrowing for a Loan may be oral or in writing, but if oral, shall be confirmed in writing to Agent within five (5) days. A Notice of Borrowing shall not be revocable by Borrowers. Upon receipt of a Notice of Borrowing, Agent shall promptly notify each Lender of the contents thereof and of such Lender's Pro Rata Share of such Loan.

          (b) Not later than 3:00 p.m. (St. Louis time) on the date of each new Revolving Loan advance during the Revolving Loan Term hereof, each Lender shall (except as provided in subpart (d) of this subsection) make available its Pro Rata Share of such new Revolving Loan, in federal or other funds immediately available in St. Louis, Missouri, to Agent at its address specified on the signature pages hereof. Unless any Lender shall notify

     Agent prior to 2:00 p.m. (St. Louis time) on the date any new Revolving Loan is to be made to Borrowers hereunder that such Lender shall not advance its Pro Rata Share of such new Revolving Loan, Agent may presume that each such Lender has advanced its Pro Rata Share of such Loan as provided hereunder and may rely on such presumption in advancing the proceeds of such Loan to Borrowers. Unless Agent determines that any applicable condition specified in Section 4 has not been satisfied, Agent will make available to Borrowers such new Revolving Loan proceeds in federal or other funds immediately available in St. Louis, Missouri, by crediting such funds to a demand deposit account (or such other account mutually agreed upon in writing between Agent and Borrowers) of Borrowers with Agent. In the event any Lender shall fail to deliver its Pro Rata
     Share of the proceeds of any new Revolving Loan requested hereunder by Borrowers on or before 3:00 p.m. (St. Louis time) on the date such new Revolving Loan is to be made, then such Lender agrees to pay to Agent for its own account interest on such Lender's Pro Rata Share of such new Revolving Loan from the date such Loan was made to Borrowers hereunder to the date such Lender actually delivers its Pro Rata Share of the proceeds of such Loan to Agent at the then applicable federal funds rate as determined by Agent.

          (c) Agent shall give each Lender prompt notice of each payment by Borrowers and each request by Borrowers for a Revolving Loan advance, and Agent shall transfer to each Lender in immediately available funds such Lender's Pro Rata Share of each such payment, or if an advance, each Lender shall transfer to Agent in immediately available funds its Pro Rata Share of such advance as required under subpart (b) above, which funds shall be received by such party no later than 3:00 p.m. (St. Louis time) on the date of such advance or payment or two (2) hours after a Lender receives such notice from Agent (whichever occurs later). In no event shall a Lender be obligated to make any such transfer to Agent which, when added to all other outstanding Revolving Loan advances funded by such Lender plus such Lender's Pro Rata Share of the then undrawn amount of all Letters of Credit issued pursuant to subsection 2.1, will exceed such Lender's Pro Rata Share of the Total Revolving Loan Facility.

          (d) If Borrowers request a Loan hereunder on a day on which Borrowers are required to or have elected to repay all or any part of an outstanding Loan or repay a draw under any Letter of Credit, each Lender shall apply the proceeds of such requested Loan to make such repayment and only an amount equal to the difference (if any) between the amount being borrowed and the amount being repaid shall be made available by Lenders to Agent for delivery to Borrowers as provided in subpart (b) of this subsection.

     (B) Letters of Credit. For any Letter of Credit to be issued after the date hereof, Borrowers may request Agent to indemnify Mercantile Bank of St. Louis National Association for its issuance upon Borrowers' application therefor of either standby or commercial Letters of Credit for the account of Borrowers under the Revolving Loan facility established under subsection 2.1 above only pursuant to standby Letter of Credit applications and Reimbursement Agreements or commercial Letter of Credit applications and Reimbursement Agreements from time to time executed by Borrowers in favor of Mercantile Bank of St. Louis National Association. Agent shall from time to time cause Mercantile Bank of St. Louis National Association to issue such requested Letters of Credit in accordance with the terms and provisions of this Agreement and the applicable Reimbursement Agreement and Agent shall guaranty to Mercantile Bank of St. Louis National Association and indemnify Mercantile Bank of St. Louis National Association for Borrowers' reimbursement Obligations thereunder. Such Letter of Credit Reimbursement Agreements, duly executed by an authorized officer of

Borrowers, shall be delivered to Agent on the second Business Day prior to the date of issuance of the requested Letter of Credit. Upon issuance of each such
Letter of Credit, each Lender shall be deemed to have purchased a risk participation in such Letter of Credit and in Borrowers' reimbursement Obligations therefor, and in Agent's guaranty and indemnity obligations to Mercantile Bank of St. Louis National Association therefor, in an amount equal to such Lender's Pro Rata Share of the face amount of such Letter of Credit, and upon payment of any draw under any such Letter of Credit by Agent pursuant to its guaranty and indemnification obligation, each Lender agrees to pay to Agent its Pro Rata Share of such draw to the extent such draw is not promptly reimbursed by the Borrowers pursuant to its obligations under this Agreement and the applicable Reimbursement Agreement. Lenders shall have the right to charge Borrowers' accounts with the amount of any and all funds actually advanced by Lenders in satisfaction of Borrowers' reimbursement Obligations. Any debit which may exist in Borrowers' account by virtue of the foregoing shall be deemed to be a Loan by Lenders to Borrowers pursuant to the provisions of subsection 2.1 hereof. Except as agreed to by the Agent, no Letter of Credit issued pursuant hereto shall have a final expiration date of later than twelve months from its date of issuance, except for the Bond Letter of Credit, the $1,584,960.00 Letter of Credit issued by Mercantile Bank of St. Louis National Association to Taiwan Power Company, the $91,604.00 standby Letter of Credit issued by Mercantile Bank of St. Louis National Association to Black & Veatch, and the $422,414.16 standby Letter of Credit issued by City National to the Orlando Utilities Commission, and except as agreed to by the Agent, no Letter of Credit issued pursuant hereto shall have a final expiration date of later than March 31, 1999, except for the $1,584,960.00 Letter of Credit issued by Mercantile Bank of St. Louis National Association to Taiwan Power Company.

     2.14 Other Fees.

          (a) Borrowers agree to pay to Agent at closing a closing fee in the amount of One Hundred Sixty Thousand Dollars ($160,000.00), which closing fee shall be paid by Agent to the Lenders in the following amounts:
     $50,000.00  to  Mercantile,  $40,000.00  to City  National,  $40,000.00  to
     Hibernia, and $30,000.00 to Union Planters, provided, however, that in the event an additional Lender is made a party to this Agreement and assumes a pro rata portion of the Total Revloving Loan Facility and the Term Loan Facility as presently contemplated, each of the Lenders agrees to return to Agent, upon demand, a pro rata portion of the closing fee received by each such Lender in the same proportion as the share of such Lender's Loans assumed by such new Lender, and Agent shall pay such returned portions of the closing fee to such new Lender as its share of the closing fee. Lenders agree that in the event Borrowers request an extension of the Revolving Loan Term for any periods up to and including March 31, 2001, Lenders will use their best efforts to seek approval from their respective credit approval committees or other approval authorities without additional closing fees subject to the Borrower's financial condition and performance up to the time of such extension request and to market and requlatory conditions in effect at such time. Nothing contained herein, however, shall obligate any Lender or its credit approval committees or other approval authorities to agree to any such requested extension, which Lenders may authorize or disapprove in their sole discretion.

          (b) Borrowers shall also pay to the Agent for its own account a nonrefundable agent's fee in the amount of Twenty Thousand Dollars ($20,000.00) per year, which agent's fee shall be payable in quarterly installments of Five Thousand Dollars ($5,000.00) each, in arrears, on the first day of each January, April, July and October during the Term hereof, commencing with the first such installment on July 1, 1996, and on the last day of the Term hereof.

     2.15 Capital Adequacy. If, after the date of this Agreement, any Lender shall have determined that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental or regulatory authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or will have the effect of reducing the rate of return on such Lender's capital in respect of its obligations hereunder to a level below that which such Lender could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies with respect to capital adequacy), then from time to time Borrowers shall pay to such Lender upon demand such additional amount or amounts as will compensate such Lender for such reduction. All determinations made by such Lender of the additional amount or amounts required to compensate such Lender in respect of the foregoing shall be conclusive in the absence of manifest error. In determining such amount or amounts, such Lender may use any reasonable averaging and attribution methods.

     3. REPORTING AND ELIGIBILITY REQUIREMENTS.

     3.1 Collateral Reports. Borrowers shall submit to the Agent a Collateral Report in the form of Exhibit C attached hereto: (i) on a monthly basis not later than 45 days after the end of each fiscal month during any period for which Borrowers have unused Availability of Ten Million Dollars ($10,000,000.00) or more, (ii) on a bi-monthly basis not later than 15 days after the 15th day and the last day of each fiscal month during any period in which Borrowers have unused Availability of less than Ten Million Dollars ($10,000,000.00) but greater than or equal to Five Million Dollars ($5,000,000.00), and (iii) on a weekly basis not later than 7 days after the end of each week during any period for which Borrowers have unused Availability of less than Five Million Dollars ($5,000,000.00) ("Collateral Report"). The Collateral Report shall include, as of the effective date of such Collateral Report: a written report describing, in a form and with such specificity as is satisfactory to the Agent and the Lenders, all Accounts (excluding intercompany accounts) created or acquired by Borrowers subsequent to the immediately preceding Collateral Report, and a schedule of Inventory specifying each Borrower's cost of Inventory and of Eligible Inventory and such other matters and information relating to Inventory and Eligible Inventory as Agent or any of the Lenders may request. Borrowers shall provide the Agent as part of the Collateral Report a written report reflecting activity of Borrowers for the preceding month, bi-monthly period or week (as the case may be) describing, in a form and with such specificity as is satisfactory to the Lenders, all Eligible Receivables, Trade - Unbilled But Shipped created or acquired by Borrowers subsequent to the written Collateral Report delivered by Borrowers for the immediately preceding month, bi-monthly period or week (as the case may be). Borrowers shall also submit to the Agent as part of the Collateral Reports on a monthly basis not later than 45 days after the end of each fiscal month, an aged trial balance of Accounts, including but not limited to, Prebilled Accounts, ("Accounts Trial Balance") for Borrowers as described in subsection 7.1(ii)(a) hereof and a month end accounts payable aging report in a form satisfactory to the Agent and the Lenders. Borrowers shall also furnish copies of any other reports or information, in a form and with such specificity as is satisfactory to the Agent, concerning Accounts and Inventory and any other documents in connection therewith requested by the Agent, including, without limitation, but only if specifically requested by the Agent, copies of all invoices prepared in connection with such Accounts. The Collateral Reports shall include, in a form and with such specificity as is satisfactory to the Agent and the Lenders, information on all amounts collected by the Borrowers on Accounts subsequent to the immediately preceding Collateral Report. The Collateral Reports shall contain such additional information as the Agent and the Lenders may require.

     3.2 Eligible Accounts. "Eligible Accounts" shall mean all Accounts and Prebilled Accounts of the Borrowers which constitute accounts receivable arising from the sale of Inventory or the rendering of services other than the following: (a) Accounts which remain unpaid more than ninety (90) days past their invoice dates; (b) Accounts which are not due and payable within ninety
(90) days after said Accounts are scheduled to Agent; (c) Accounts owing by a single Account Debtor, including a currently scheduled Account, if twenty-five percent (25%) of the balance owing by said Account Debtor upon said Accounts is ineligible pursuant to clause (a) above; (d) Accounts with respect to which the Account Debtor is a director, officer, employee or agent of a Borrower or is a Parent, a Subsidiary or an Affiliate; (e) Accounts with respect to which payment by the Account Debtor is or may be conditional and Accounts commonly known as bill and hold or Accounts of a similar or like arrangement; (f) Accounts with respect to which the Account Debtor is not a resident or citizen of or otherwise located in the continental United States of America unless backed in full by a satisfactory letter of credit drawn on a domestic bank acceptable to Agent or unless otherwise approved by the Agent; (g) Accounts with respect to which the Account Debtor is the United States of America or any department, agency or instrumentality thereof unless such Accounts are duly assigned to the Agent for the benefit of the Lenders in compliance with all governmental requirements so that Agent is recognized by the Account Debtor to have all the rights of an assignee of such Accounts; (h) Accounts with respect to which a Borrower is or may become liable to the Account Debtor for goods sold or services rendered by such Account Debtor to such Borrower; (i) Accounts with respect to which the goods giving rise thereto have not been shipped and delivered to and accepted as satisfactory by the Account Debtor thereof or with respect to which the services performed giving rise thereto have not been completed and accepted as satisfactory by the Account Debtor thereof, except for the Accounts of any Account Debtor with respect to goods which have been accepted by such Account Debtor but remain on the premises of the Borrower in a designated storage area pending shipment; (j) Accounts which are not invoiced (and dated as of such date) and sent to the Account Debtor thereof concurrently with or not later than an acceptable amount of time after the shipment and delivery to and acceptance by said Account Debtor of the goods giving rise thereto or the performance of the services giving rise thereto; (k) Accounts arising from a "sale on approval" or a "sale or return"; (l) Accounts as to which the Agent, at any time or times hereafter, reasonably determines, in good faith, that the prospect of payment or performance by the Account Debtor is or will be impaired after thirty days prior written notice thereof is given to Borrowers, or immediately in cases where such Accounts are owed by an Account Debtor who has made an assignment for the benefit of creditors, or has filed or has had filed against it a petition under Title 11 of the United States Code; and (m) Accounts of an Account Debtor to the extent but only to the extent that the same exceed a credit limit determined by Agent in its reasonable discretion, at any time or times hereafter, which credit limit shall be effective thirty days after written notice thereof is delivered to Borrowers.

     Agent shall notify Borrowers of any determination pursuant to this subsection within a reasonable time after it is made; provided, however, that failure to so notify Borrowers shall not result in any liability on the part of the Agent or any of the Lenders.

     Agent agrees to consider preapproving the eligibility, upon request therefor by a Borrower, of any Accounts to Account Debtors prior to the execution of a contract between such Borrower and any such Account Debtor. Any such preapproved Account shall remain subject to future determinations of ineligibility or of establishing reserves therefor by Agent as set forth in this subsection 3.2.

     3.3 Account Warranties. With respect to Accounts scheduled, listed or referred to on the initial Accounts Trial Balance or on any subsequent Accounts Trial Balance or on any Collateral Report, Borrowers warrant and represent to the Agent and the Lenders that as of the date of such report, except as disclosed in the applicable Accounts Trial Balance or Collateral Report: (i) the Accounts are genuine, are in all respects what they purport to be, and are not evidenced by a judgment; (ii) they represent undisputed, bona fide transactions completed in accordance with the terms and provisions contained in the documents delivered to the Agent and the Lenders with respect thereto, except for backcharges issued in the ordinary course of business; (iii) the amounts shown on the applicable Accounts Trial Balance or Collateral Report and on the applicable Borrower's books and records and all invoices and statements which may be delivered to the Agent or any of the Lenders with respect thereto are actually and absolutely owing to such Borrower and are not in any way contingent, except for backcharges issued in the ordinary course of business;
(iv) no payments have been or shall be made thereon except payments immediately delivered to the Agent and for the benefit of the Lenders pursuant to this Agreement; (v) there are no setoffs, counterclaims or disputes existing or asserted with respect thereto and no Borrower has made any agreement with any Account Debtor for any deduction therefrom except a discount or allowance allowed by the applicable Borrower in the ordinary course of its business for prompt payment, and except for backcharges issued in the ordinary course of business; (vi) to the best of each Borrower's knowledge, there are no facts, events or occurrences which in any way impair the validity or enforcement thereof or tend to reduce the amount payable thereunder as shown on the respective Accounts Trial Balances or Collateral Reports, the applicable Borrower's books and records and all invoices and statements delivered to the Agent or any of the Lenders with respect thereto; (vii) to the best of each Borrower's knowledge, all Account Debtors have the capacity to contract and are Solvent; (viii) the services furnished and/or goods sold giving rise thereto are not subject to any lien, claim, encumbrance or security interest except that of the Agent for the benefit of the Lenders and except as expressly contemplated hereby; and (ix) to the best of each Borrower's knowledge, there are no proceedings or actions which are threatened or pending against any Account Debtor which might result in any material adverse change in such Account Debtor's financial condition.

     3.4 Verification of Accounts. The Agent shall have the right, at any time or times hereafter, in the name of a nominee of the Agent, or during the pendency of an Event of Default, in the Agent's name, to verify the validity, amount or any other matter relating to any Account, by mail, telephone, or in person.

     3.5 Collection of Accounts and Payments. Each Borrower shall establish lock box accounts ("Blocked Accounts") in such Borrower's name with such banks ("Collecting Banks") as are acceptable to Agent and the Lenders (subject to irrevocable instructions acceptable to Agent and the Lenders as hereinafter set forth) to which all Account Debtors shall directly remit all payments on Accounts and in which each such Borrower will immediately deposit all cash payments made for Inventory or other cash payments constituting proceeds of Collateral in the identical form in which such payment was made, whether by cash or check. In addition, the Borrowers shall establish a depository account at each Collecting Bank or at a centrally located bank (the "Depository Account").

The Collecting Banks shall acknowledge and agree, in a manner satisfactory to the Agent and the Lenders, that all payments made to the Blocked Accounts and the Depository Account are the sole and exclusive property of the Agent for the benefit of the Lenders and that the Collecting Banks have no right of setoff against the Blocked Accounts or the Depository Account and that all such payments whether by cash, check, wire transfer or any other instrument, made to such Blocked Accounts or otherwise received by Borrowers and whether on the Accounts or as proceeds of other Collateral or otherwise will be the sole and exclusive property of the Agent for the benefit of the Lenders. Each Borrower shall irrevocably instruct each Collecting Bank that each Collecting Bank shall promptly transfer all payment or deposits to the Blocked Accounts into the Depository Account. The Collecting Banks shall be instructed that promptly upon collection of good funds therein, such funds shall be wire transferred to the Agent's operating account at Mercantile Bank of St. Louis National Association or such other bank as Agent and the Lenders may specify in writing. Each Borrower and any of its Affiliates, employees, agents or other Persons acting for or in concert with such Borrower, shall, acting as trustee for Agent and the Lenders, receive, as the sole and exclusive property of the Lenders, any monies, checks, notes, drafts or any other payments relating to and/or proceeds of Accounts or other Collateral which come into the possession or under the control of such Borrower or any Affiliates, employees, agents or other Persons acting for or in concert with such Borrower, and immediately upon receipt thereof, such Borrower or such Persons shall cause the same to be deposited in the Blocked Accounts.

     3.6 Appointment of the Agent as Borrowers' Attorney-in-Fact. Each Borrower hereby irrevocably designates, makes, constitutes and appoints the Lenders (and all persons designated by the Agent) as such Borrower's true and lawful agent and attorney-in-fact (which appointment shall for all purposes be deemed to be coupled with an interest and shall be irrevocable for so long as any Obligations are outstanding), and authorizes the Agent for the benefit of the Lenders, in such Borrower's or the Agent's name, to: (a) following the occurrence of an Event of Default and acceleration of the Obligations (i) demand payment of Accounts; (ii) enforce payment of Accounts by legal proceedings or otherwise;
(iii) exercise all of such Borrower's rights and remedies with respect to proceedings brought to collect an Account; (iv) sell or assign any Account upon such terms, for such amount and at such time or times as the Agent deems advisable; (v) settle, adjust, compromise, extend or renew an Account; (vi) discharge and release any Account; (vii) prepare, file and sign such Borrower's name on any proof of claim in bankruptcy or other similar document against an Account Debtor; (viii) notify the postal authorities of any change of the address for delivery of such Borrower's mail to an address designated by the Agent, and open all mail addressed to such Borrower for the purpose of collecting Accounts (with all other mail to be promptly returned to such Borrower); (ix) issue instructions to Collecting Banks in accordance with subsection 3.5 hereof to cause deposits in each Blocked Account to be transferred to a Depository Account for collection; and (x) do all acts and things which are necessary, in the Agent's sole discretion, to fulfill Borrowers' Obligations under this Agreement; and (b) at any time, to (i) take control in any manner of any item of payment or proceeds of any Account; (ii) have access to any lockbox or postal box into which each Borrower's mail is deposited; (iii) endorse such Borrower's name upon any items of payment or proceeds thereof and deposit the same in the Agent's account for the benefit of the Lenders on account of Borrowers' Obligations; (iv) endorse each Borrower's name upon any chattel paper, document, instrument, invoice, or similar document or agreement relating to any Account or any goods pertaining thereto; (v) execute in such Borrower's name and on such Borrower's behalf any financing statements or amendments thereto; (vi) endorse such Borrower's name on any verification of Accounts and notices thereof to Account Debtors; and (vii) upon prior verbal or written notice to the Company, communicate with such Borrower's independent certified public accountants. Each Borrower hereby authorizes and directs its independent certified public accountants, upon request by Agent, to disclose to Agent and the Lenders any and all information with respect to such Borrower's business and financial condition, which information shall be kept confidential by Agent and the Lenders provided that Agent and each of the Lenders may communicate such information in accordance with the provisions of subsection 7.1 hereof.

     3.7 Account Records. Each Borrower shall at all times hereafter maintain a record of Accounts at its principal place of business, keeping correct and accurate records itemizing and describing the names and addresses of Account Debtors, relevant invoice numbers, shipping dates and due dates, collection histories, and Accounts agings, all of which records shall be available during such Borrower's usual business hours at the request of any of the Agent's or any Lender's officers, employees or agents. Each Borrower shall cooperate fully with the Agent, the Lenders and their respective agents who shall have the right at any time or times to inspect the Accounts and the records with respect thereto. Each Borrower shall conduct a review of its bad debt reserves and collection histories at least once each year and promptly following such review shall supply the Agent and the Lenders with a report in a form and with such specificity as may be satisfactory to the Agent and the Lenders concerning such review of the Accounts.

     3.8 Instruments, Chattel Paper. Immediately upon any Borrower's receipt thereof, such Borrower shall deliver or cause to be delivered to the Agent for the benefit of the Lenders, with appropriate endorsement and assignment to vest title, with full recourse to such Borrower, and possession in the Agent, all instruments and chattel paper which such Borrower now owns or may at any time or times hereafter acquire.

     3.9 Notice to Account Debtors. The Agent may, in its sole discretion, at any time or times during the pendency of an Event of Default and without prior notice to any Borrower, notify any or all Account Debtors that the Accounts have been assigned to the Lenders and that the Agent has a security interest therein, and the Agent may direct any or all Account Debtors to make all payments upon the Accounts directly to the Agent for the benefit of the Lenders. The Agent shall furnish Borrowers with a copy of any such notice.

     3.10 Eligible Inventory. "Eligible Inventory" shall mean all Inventory of the Borrowers which consists of raw materials of any of the Borrowers or finished goods of FVF, Incorporated, other than the following: (a) Inventory which is damaged; (b) Inventory which consists of packaging and shipping supplies; (c) Inventory which violates the negative covenants and provisions of subsection 3.13 and does not satisfy the affirmative covenants and provisions of subsection 3.13; and (d) Inventory which Agent has in good faith determined, in accordance with Agent's customary business practices, is unacceptable due to age, type, category and/or quantity. Agent shall notify Borrowers and Lenders of any determination pursuant to this subsection 3.10 and of any reserve established pursuant to subsection 2.1 hereof thirty (30) days prior to the time such reserve or determination shall take effect.

     3.11  Eligible  Receivables,   Trade  -  Unbilled  But  Shipped.  "Eligible
Receivables, Trade - Unbilled But Shipped" shall mean finished goods of the Borrowers valued at the amount of the sale price, which are manufactured for, shipped to and accepted by Account Debtors of Borrowers, or finished goods accepted by the Account Debtor and stored in a designated storage area on the premises of Borrowers, for which Borrowers have not yet invoiced for payment, other than the following: (a) such finished goods for which invoices are not issued within 45 days of the date of shipment; and (b) such finished goods which are damaged or are otherwise rejected by the Account Debtors.

     3.12 Eligible Inventory - Unbilled, Not Shipped. "Eligible Inventory - Unbilled, Not Shipped" shall mean finished goods of the Borrowers, valued at the amount of the sale price, not otherwise included in Eligible Inventory, which are manufactured for, but not shipped to and accepted by Account Debtors of Borrowers, for which Borrowers have not yet invoiced for payment, other than such finished goods which are damaged or are otherwise rejected by the Account Debtors.

     3.13 Inventory Warranties. With respect to Inventory scheduled, listed or referred to in any report to Agent or any of the Lenders, each Borrower warrants and represents that, except as disclosed in such reports as of the date of such reports, (i) such Inventory is located on the premises listed on Exhibit 3.13;
(ii) the applicable Borrower has good, indefeasible and merchantable title to such Inventory and such Inventory is not subject to any lien or security interest whatsoever except for the prior, perfected security interest granted to the Agent for the benefit of the Lenders hereunder and suppliers and materialmen's liens, if any, that arise by operation of law; (iii) such Inventory is of good and merchantable quality, free from any defects; (iv) such Inventory is not subject to any licensing, patent, royalty, trademark, trade name or copyright agreements with any third parties; (v) the completion of manufacture and sale or other disposition of such Inventory by the Agent or any of the Lenders following an Event of Default shall not require the consent of any person and shall not constitute a breach or default under any contract or agreement to which any Borrower is a party or to which the Inventory is subject; and (vi) such Inventory has not been produced in violation of the Fair Labor Standards Act and is not subject to the so-called "hot goods" provision contained in Title 29 U.S.C. ss. 215(a)(1).

     3.14 Inventory Records. Each Borrower shall at all times hereafter maintain a perpetual inventory, keeping correct and accurate records itemizing and describing the kind, type, quality and quantity of Inventory (other than supplies and replacement parts) and of Eligible Inventory, such Borrower's cost therefor and daily withdrawals therefrom and additions thereto, all of which records shall be available during the such Borrower's usual business hours at the request of any of the Agent's or any Lenders' officers, employees or agents. Each Borrower shall cooperate fully with the Agent, the Lenders and their respective agents who shall have the right at any time or times to inspect the Inventory and the records with respect thereto. Each Borrower shall conduct a physical count of its Inventory in connection with its fiscal year end audit and as soon as practicable and in any event within ninety (90) days following the end of its fiscal year shall supply the Agent and the Lenders with a report in a form and with such specificity as may be satisfactory to the Agent and the Lenders concerning such physical count of the Inventory.

     3.15 Safekeeping of Inventory and Inventory Covenants. Neither the Agent nor any of the Lenders shall be responsible for: (i) the safekeeping of the Inventory; (ii) any loss or damage to the Inventory; (iii) any diminution in the value of the Inventory; or (iv) any act or default of any carrier, warehouseman, bailee, forwarding agency or any other Person. As between each Borrower and the Agent and the Lenders, all risk of loss, damage, destruction or diminution in value of the Inventory shall be borne by that Borrower. No Inventory is or shall be at any time or times hereafter stored with a bailee, warehouseman, consignee or similar third party without the Agent's prior written consent and unless the Agent shall have received warehouse receipts or bailee letters satisfactory to the Agent prior to the commencement of such storage. No Borrower shall sell any Inventory to any customer on approval or on any other basis which entitles the customer to return, or which may obligate such Borrower to repurchase, such Inventory. Agent, at any time or times after the occurrence and during the continuance of a Default or Event of Default, in its sole and absolute discretion, may require that Inventory be stored with a bailee, warehouseman or similar party and warehouse receipts therefor be issued in Agent's name and be delivered to Agent. Borrowers agree to do whatever acts are required to effectuate the foregoing.

     3.16 Real Estate. Except as disclosed on Exhibit 3.16, no Borrower has any real property which it leases from any third party.

     3.17 Intellectual Property. Each Borrower is the owner of all the Intellectual Property attributable to it free and clear of all liens, claims and encumbrances other than liens and encumbrances in favor of the Agent for the benefit of the Lenders, and such liens, claims and encumbrances as are noted on
Exhibit 6.5. Each Borrower shall maintain complete and accurate records with respect to its Intellectual Property and shall defend such Intellectual Property against infringement, interference, opposition or similar actions of challenges. Except as disclosed on Exhibit 6.17 hereto, none of the Borrowers has any registered patents, trademarks or service marks. If any Borrower shall obtain any additional registration, it shall promptly notify the Agent thereof and execute such collateral assignment documents as may be reasonably requested by the Agent.

     3.18 General Intangibles. Each Borrower is the owner of its General Intangibles free and clear of all liens or security interests, except security interests in favor of the Agent for the benefit of the Lenders, and such liens, claims and encumbrances as are noted on Exhibit 6.5. Each Borrower shall maintain complete and accurate records with respect to its General Intangibles and shall maintain and preserve all of its rights with respect thereto.

     4. CONDITIONS TO ADVANCES.

     4.1 Conditions to All Advances. In addition to those conditions set forth in subsections 4.2 and 4.3 hereof regarding the initial advance of funds with respect to the Revolving Loans and the Term Loan, and notwithstanding any other provisions contained in this Agreement, the making of any advance provided for in this Agreement shall be conditioned upon the matters set forth in this subsection 4.1, and each request by Borrowers for any advance shall constitute a representation to the Agent and the Lenders that each such condition set forth below has been met or satisfied:

     (a) Warranties and Representations. All of the warranties and representations of Borrowers contained herein shall be true and correct in all material respects on and as of the date of such advance as if made on such date, and each request for an advance by Borrowers shall constitute an affirmation by Borrowers that such warranties and representations are then true and correct.

     (b) Borrowers' Request. The Agent shall have received a Notice of Borrowing and copies of all other documents required to have been delivered to the Agent and the Lenders hereunder.

     (c) Financial Condition. No material adverse change in the financial condition or operations of any of the Borrowers shall have occurred at any time or times subsequent to the most recent annual financial statements provided pursuant to subsection 7.1(iv) hereof.

     (d) No Default. As determined by the Agent, neither a Default nor an Event of Default shall have occurred and be continuing or will result from such advance.

     (e) No Litigation. (i) No Litigation, investigation or proceeding before any court, governmental agency or arbitrator shall be pending or threatened against any Borrower or any officer, director, or executive (as applicable) of any Borrower in connection with this Agreement or the other Financing Agreements, which, if adversely determined, would, in the reasonable opinion of the Agent have a material adverse effect on the financial condition, business, or results of operations of such Borrower; and (ii) no injunction, writ, restraining order or other order of any nature materially adverse to any Borrower shall have been issued or threatened by any court or governmental agency.

     (f) Other Requirements. The Agent and the Lenders shall have received, in form and substance satisfactory to the Agent and the Lenders, all certificates, orders, authorizations, consents, affidavits, schedules, instruments, security agreements, financing statements, mortgages and other documents which are provided for hereunder, or which the Agent or any of the Lenders may at any time reasonably request in order to accomplish the transactions contemplated herein.

     4.2 Conditions to Initial Revolving Loan Advance. In addition to those conditions set forth in subsection 4.1 above with respect to all advances hereunder, prior to or contemporaneously with the making of the initial advance of funds with respect to the Revolving Loans the Agent shall have received the following documents, in form and substance satisfactory to the Agent and the Lenders, and all of the transactions contemplated by each such document shall have been consummated or each condition contemplated by each such documents shall have been satisfied.

     (a) Agreement. Four executed originals of this Agreement duly executed by the Company, each Borrowing Subsidiary and each Lender, as appropriate.

     (b) Legal Opinion(s). Six originals of the legal opinion of counsel for the Company and each Borrowing Subsidiary in form and substance satisfactory to the Agent, the Lenders and their counsel.

     (c) UCC. Evidence of the proper filing of UCC financing statements or amendments perfecting security interests in favor of the Agent for the benefit of the Lenders in the Collateral.

     (d) Insurance Policies and Endorsements. Copies of policies of insurance required hereby together with loss payable endorsements on the Agent's standard form or other lenders loss payable endorsement form acceptable to Agent and Lenders, duly executed, and evidence of the payment of the first year's premium therefor.

     (e) Initial Collateral Report and Other Exhibits. Copies of the initial Collateral Report and all financial statements and other Exhibits and Schedules required hereby.

     (f) Charters and Bylaws. A copy of each Borrower's Articles or Certificate of Incorporation, certified by the Secretary of State of the state in which such Borrower is incorporated as of a date not more than 20 days prior to the date hereof, and a copy of each Borrower's and Non-Borrowing Subsidiary's bylaws and any amendments thereto certified by the Secretary of such Borrower or Non-Borrowing Subsidiary.

     (g) Good Standing Certificates. Good Standing Certificates for each Borrower in each state in which such Borrower is incorporated or is required to be qualified to transact business as a foreign corporation.

     (h) Board Resolutions. Certified copies of resolutions of the board of directors of each Borrower authorizing the execution and delivery of and the consummation of the transactions contemplated by this Agreement, the other Financing Agreements, and all other documents or instruments to be executed and delivered in conjunction herewith and therewith.

     (i) Incumbency Certificates. Incumbency certificates with respect to the officers of each Borrower executing the documents referred to in item (a) above.

     (j) Bailee Letters. Bailee letters from each warehouseman or bailee having possession of any Inventory, if any.

     (k) Letter of Direction. A letter of direction from each Borrower with respect to the disbursement of the proceeds of the initial advance of funds hereunder.

     (l) Landlord Waivers. Landlord waivers from the landlord of real estate upon which Collateral will be located in Shreveport, Louisiana, Atlanta, Georgia, Houston, Texas, Phoenix, Arizona, Tulsa, Oklahoma, Branchburg, New Jersey and Pineville, North Carolina.

     (m) Other Documents. Such other documents as the Agent or the Lenders may reasonably request.

     4.3 Conditions to Initial Term Loan Advance. In addition to those conditions set forth in subsection 4.1 above with respect to all advances hereunder, prior to or contemporaneously with the initial advance of the Term Loan, the Agent shall have received the following documents, in form and substance satisfactory to the Agent and the Lenders, and all of the transactions contemplated by each such document shall have been consummated or each condition contemplated by each such documents shall have been satisfied.

     (a) Agent shall have received the duly executed Term Loan Promissory Note of Borrowers payable to the order of Agent in the amount of the Term Loan Facility for the benefit of all of the Lenders in accordance with each such Lender's Pro Rata Share of the Term Loan Facility;

     (b) Agent shall have received the duly executed Term Loan Promissory Note of Borrowers payable to the order of Agent in the amount of the Term Letter of Credit Facility for the benefit of all of the Lenders in accordance with each such Lender's Pro Rata Share of the Term Letter of Credit Facility;

     (c) An Amendment to Mortgage and Security Agreement in form and substance acceptable to Agent and Lenders, duly executed and delivered by B.F. Shaw, Inc. in favor of the Agent for the benefit of all of the Lenders amending Agent's existing Mortgage and Security Agreement on B.F. Shaw, Inc.'s real property and improvements located in Laurens, South Carolina, which Amendment to Mortgage and Security Agreement shall have been duly recorded in the real estate records of the Recorder's Office for Laurens County, South Carolina;

     (d) A Security Agreement - Equipment in form and substance acceptable to Agent and Lenders, duly executed and delivered by B.F. Shaw, Inc. in favor of the Agent for the benefit of all the Lenders on B.F. Shaw, Inc.'s two COJAFEX pipe bending machines located in Laurens, South Carolina, together with such UCC financing statements or amendments perfecting such security interests in favor of Agent for the benefit of Lenders as Agent shall reasonably require; and

     (e) Agent shall have received all documents it may reasonably request relating to the existence of Borrowers (including without limitation certified copies of the Articles of Incorporation and Bylaws, and any amendments thereto), the corporate authority for and the validity of this Agreement and the Term Notes (including without limitation certified copies of corporate resolutions of the Board of Directors of Borrowers and incumbency certificates), and any other matters relevant hereto, all in form and substance satisfactory to Agent and each of the Lenders.

     4.4 Subsequent Term Loan Advances. In addition to those conditions set forth in subsection 4.1 and 4.3 above with respect to all advances and the initial Term Loan advance hereunder, prior to or contemporaneously with the advance of any subsequent Term Loan, the Agent shall have received the following documents, in form and substance satisfactory to the Agent and the Lenders, and all of the transactions contemplated by each such document shall have been consummated or each condition contemplated by each such documents shall have been satisfied.

     (a) Agent shall have received a copy of the invoice for any new item of equipment to be acquired by Borrowers with the proceeds of such requested Term Loan advance;

     (b) Agent shall have received a copy of the appraisal of any used item of equipment to be acquired by Borrowers with the proceeds of such requested Term Loan advance, which appraisal be in form and substance acceptable to Agent and Lenders and shall have been performed by an appraiser acceptable to Agent;

     (c) A Security Agreement - Equipment in favor of the Agent for the benefit of all the Lenders in form and substance acceptable to Agent and Lenders, duly executed and delivered by the Borrower or Borrowers taking title to the equipment being acquired with such Term Loan proceeds describing such equipment, together with such UCC financing statements, amendments and vehicle titles or other documents perfecting such security interests in favor of Agent for the benefit of Lenders as Agent shall reasonably require; and

     (d) Agent shall have received such UCC search results and other lien search results as Agent or any Lender shall require concerning any item of equipment to be acquired by Borrowers or the buyer and seller thereof, and such searches shall evidence to Agent's and Lenders' satisfaction that Agent shall hold a first security interest in such equipment;

     (e) Agent shall have received all other documents it may reasonably request relating to the existence of the Borrower or Borrowers acquiring title to such equipment (including without limitation certified copies of the Articles of Incorporation and Bylaws, and any amendments thereto), and the corporate authority for such acquisition and the borrowing of Term Loan funds therefor (including without limitation certified copies of corporate resolutions of the Board of Directors of such Borrowers and incumbency certificates), and any other matters relevant hereto, all in form and substance satisfactory to Agent and each of the Lenders.

     Borrowers or the Agent shall provide copies of the executed Financing Agreements to each of the Lenders. The documents and opinions referred to in this section shall be delivered to Agent and each of the Lenders on the date hereof or at such later date as such documents shall be available to Borrowers, provided that Agent and Lenders shall have no obligation to make any Loan until such conditions have been satisfied. Any one or more of the conditions set forth above which have not been satisfied by Borrowers on or prior to the date of any disbursement of Loan proceeds shall not be deemed permanently waived unless Agent and each of the Lenders shall waive the same in writing which expressly states that the waiver is permanent, and in all cases in which the waiver is not stated to be permanent, Agent and Lenders may at any time subsequent thereto insist upon compliance and satisfaction of any such condition as a condition to any subsequent advance of Loan proceeds.

     5. COLLATERAL.

     5.1 Security Interest. All of the Obligations of each of the Borrowers to each of the Lenders constitute one loan secured by the Agent's security interests in the Collateral of each such Borrower to each of the Lenders and by all other security interests, liens, mortgages, claims and encumbrances now or from time to time hereafter granted by each such Borrower to the Agent for the benefit of the Lenders. To secure timely payment and performance in full of its Obligations, each Borrower reaffirms the security interests and liens previously granted by such Borrower to Agent for the benefit of the Lenders and each Borrower hereby sells, assigns, conveys, mortgages, pledges, hypothecates and transfers and hereby grants to the Agent for the benefit of the Lenders a right of setoff against and a continuing lien upon and security interest in and to all of such Borrower's right, title and interest in and to the following property and interests in property, whether now owned or hereafter acquired by such Borrower and wheresoever located: (i) Accounts; (ii) General Intangibles; (iii) Inventory; (iv) Intellectual Property; (v) all of each such Borrower's deposit accounts (general or special) with any financial institution with which any such Borrower maintains deposits and containing at any time, now or hereafter, any proceeds of any Collateral; (vi) all of each such Borrower's now owned or hereafter acquired monies, and any and all other property and interests in property of any such Borrower now or hereafter coming into the actual possession, custody or control of the Agent, any of the Lenders or any agent or affiliate of the Agent or any of the Lenders in any way or for any purpose (whether for safekeeping, deposit, custody, pledge, transmission, collection or otherwise); (vii) all insurance policies relating to any of the foregoing, including without limitation business interruption insurance; (viii) all of Borrowers' books and records relating to any of the foregoing; (ix) all accessions and additions to, substitutions for, and replacements of any of the foregoing; and (x) all cash collections from, and all other cash and non-cash proceeds of, any of the foregoing. The Agent's and Lenders' liens and security interests shall be first and prior perfected liens or security interests with respect to all Collateral.

     5.2 Preservation of Collateral and Perfection of Security Interests Therein. Prior to the execution of this Agreement, each Borrower shall have executed and delivered to the Agent, and at any time or times hereafter at the request of the Agent, each Borrower shall execute and deliver, all financing statements, security agreements, mortgages, amendments thereto, or other documents (and pay the cost of filing or recording the same in all public offices deemed necessary by the Agent), as the Agent may request, in a form satisfactory to the Agent, to perfect and maintain the security interests in the Collateral granted by such Borrower to the Agent for the benefit of the Lenders or to otherwise protect and preserve the Collateral and the Agent's security interests therein or to enforce the Agent's security interests in the Collateral. Should any Borrower fail to do so, the Agent is authorized to sign any such financing statements or other documents as such Borrower's agent. Each Borrower further agrees that a carbon, photocopy or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement. Each Borrower shall make appropriate entries upon its books and records disclosing the Agent's liens and security interests in the Collateral for the benefit of the Lenders.

     6. WARRANTIES.

     Each Borrower represents and warrants and covenants and agrees with respect to itself, and the Company warrants, represents, covenants and agrees with respect to all Borrowers, that as of the date of the execution of this Agreement, and continuing so long as any Obligations remain outstanding, and (even if there shall be no Obligations outstanding) so long as this Agreement remains in effect:

     6.1 Existence.

     (a) Each Borrower is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation. Each Borrower is qualified to transact business as a foreign corporation in, and is in good standing under the laws of, all states in which such Borrower is required by applicable law to maintain such qualification and good standing except for those states in which the failure to qualify or maintain good standing would not have a material adverse effect on the operation or financial condition of such Borrower.

     (b) All of the outstanding capital stock of each Borrowing Subsidiary listed on Exhibit 1.1 hereto is owned, directly or indirectly, by the Company, and there are no warrants, stock options or other securities outstanding which are convertible into or exercisable for the capital stock of the Company or any Borrowing Subsidiary nor any rights of any Person to receive any such securities.

     6.2 Authority. Each Borrower has full power, authority and legal right to enter into this Agreement and the other Financing Agreements. The execution and delivery by each Borrower of this Agreement and the other Financing Agreements:
(i) have been duly authorized by all necessary action on the part of such Borrower; (ii) are not in contravention of the terms of such Borrower's Certificate of Incorporation or Bylaws or of any indenture, agreement or undertaking to which such Borrower is a party or by which such Borrower or any of its property is bound; (iii) do not and will not require any governmental consent, registration or approval; (iv) do not and will not contravene any contractual or governmental restriction to which such Borrower or any of its property may be subject; and (v) do not and will not, except as contemplated herein, result in the imposition of any lien, charge, security interest or encumbrance upon any property of such Borrower under any existing indenture, mortgage, deed of trust, loan or credit agreement or other material agreement or instrument to which such Borrower is a party or by which such Borrower or any of its property may be bound or affected. Each Borrower has the full corporate authority to own or lease and operate its property and to conduct the business in which it is currently engaged and in which it proposed to engage.

     6.3 Binding Effect. This Agreement and all of the other Financing Agreements have been duly executed and delivered by each Borrower, are the legal, valid and binding obligations of each such Borrower and are enforceable against each such Borrower in accordance with their terms.

     6.4 Financial Data.

     (a) The Company has furnished to the Agent and the Lenders the balance sheets and related profit and loss statements (the "Financial Statements") of the Borrowers which are attached hereto as Exhibit 6.4-1. The Financial Statements are complete and accurate and fairly represent the Borrowers' assets, liabilities, financial condition and results of operations in accordance with Generally Accepted Accounting Principles, consistently applied as of the dates indicated; there are no omissions from the Financial Statements or other facts and circumstances not reflected in the Financial Statements which are or may be material. Except as contemplated hereby or in the financing with MetLife Capital Corporation and MetLife Capital Financial Corporation (collectively, "MetLife") in the approximate aggregate amount of $11,000,000.00, since the date of the Financial Statements, neither the Company nor any Borrowing Subsidiary has: (i) incurred any debts, obligations, or liabilities (absolute, accrued, or contingent and whether due or to become due) except current liabilities incurred in the ordinary course of business, none of which (individually or in the aggregate) materially and adversely affects the business or properties of the Company or such Borrowing Subsidiary; (ii) paid any obligation or liability other than current liabilities in the ordinary course of business, or discharged or satisfied any liens or encumbrances other than those securing current liabilities, in each case in the ordinary course of business; (iii) declared or made any payment to or distribution to its stockholders as such, or purchased or redeemed any of its shares of capital stock, or obligated itself to do so (except for dividends declared or paid to the Company by the Borrowing Subsidiaries as permitted under subsection 8.9 herein); (iv) mortgaged, pledged, or subjected to any lien, charge, security interest, or other encumbrance any of its assets (tangible or intangible); (v) sold, transferred, or leased any of its assets except in the usual and ordinary course of business; (vi) suffered any physical damage, destruction, or loss (whether or not covered by insurance) materially and adversely affecting the properties or business of the Company or such Borrowing Subsidiary; (vii) entered into any transaction other than in the usual and ordinary course of business and other than as contemplated hereby;
(viii) encountered any labor difficulties or labor union organizing activities, except as disclosed on Exhibit 6.13 hereto; (ix) issued or sold any shares of capital stock or other securities or granted any options or similar rights with respect thereto other than options granted pursuant to the Company's 1993 Employee Stock Option Plan as disclosed to Agent and Lenders in writing; or (x) agreed to do any of the foregoing other than pursuant hereto. There has been no material adverse change in the business, financial condition, operations or results of operations of any Borrower since the date of the Financial Statements.

     (b) The Company has also furnished to the Lenders initial Projections for the Borrowers, on a consolidated and consolidating basis, dated as of February, 1996, and attached hereto as Exhibit 6.4-2 containing the information required by clause (v) of subsection 7.1. The initial Projections attached hereto as
Exhibit 6.4-2 have been prepared, and all Projections hereafter delivered in accordance with clause (v) of subsection 7.1, shall be prepared by the chief financial officer of the Company on the basis of the assumptions set forth therein and do represent, and in the future shall represent, the best available good faith estimate of the Company's management regarding the course of the Borrowers' businesses for the periods covered thereby. The assumptions set forth in the initial Projections are, and the assumptions set forth in the future Projections delivered hereafter shall be, reasonable and realistic based on then current economic conditions. The Company knows of no reason why the Borrowers should not be able to achieve the performance levels set forth in the initial Projections, and with respect to all Projections delivered hereafter, the Company shall have no knowledge at the time of delivery thereof of any reason why the Borrowers shall not be able to meet the performance levels set forth in those Projections, except as set forth in the assumptions delivered in conjunction therewith.

     6.5 Collateral. Except as disclosed on Exhibit 6.5 hereto and except for Permitted Liens described in subsection 8.1 hereof, all of the Collateral and Assets are and will continue to be owned by the Borrowers free and clear of all security interests, liens, claims, and encumbrances.

     6.6 Solvency. Each Borrower is Solvent and will continue to be Solvent following the consummation of the transactions contemplated by this Agreement.

     6.7 Places of Business. As of the execution hereof, the principal place of business and chief executive office of each Borrower is located at the address specified in Exhibit 1.1 with respect to such Borrower. Neither the location of the principal place of business and chief executive office of any Borrower nor the locations of Collateral as set forth on Exhibit 3.13 hereto shall be changed nor shall there be established additional places of business or additional locations at which Collateral is stored, kept or processed without the Agent's prior written consent, and, prior to making any such change or establishing such new location, each Borrower agrees to execute any additional financing statements or other documents or notices required by the Agent. As of the execution hereof, the books and records of each Borrower and all chattel paper and all records of account are located and hereafter shall continue to be located at the principal place of business and chief executive office of that Borrower.

     6.8 Other Names. Within the past five (5) years, the business conducted by each Borrower has not been conducted under any corporate, trade or fictitious name other than those names listed on Exhibit 6.8-1 hereto, and following the date hereof no Borrower will conduct its business under any trade or fictitious name other than the names listed on Exhibit 6.8-2 hereto. Within the past five
(5) years, the federal taxpayer identification number of each Borrower has not changed and are as set forth on Exhibit 6.8- 2.

     6.9 Tax Obligations. Each Borrower has filed complete and correct federal, state and local tax reports and returns required to be filed by it, prepared in accordance with any applicable law or regulation, and except for extensions duly obtained, has either duly paid all taxes, duties and charges owed by it, or made adequate provision for the payment thereof. There are no material unresolved questions or claims concerning any tax liability of any Borrower.

     6.10 Indebtedness and Liabilities. No Borrower has any Indebtedness other than (a) Indebtedness reflected on the Financial Statements, (b) certain term loans to be made by MetLife to Borrowers substantially concurrent with this Agreement in the approximate aggregate amount of $11,000,000.00, (c) the Company's guaranty of the obligations of Word Industries Fabricators, Inc. and the assumption of liability by Word Industries Fabricators, Inc. under that certain Asset Purchase and Sale Agreement dated as of January 15, 1996 made by and among the Company, Word Industries Fabricators, Inc., Word Industries, Inc., Word Industries Pipe Fabricating, Inc. and T. N. Word (the "Asset Purchase Agreement"), and (d) a certain term loan made by B. F. Shaw, Inc. to Word Industries Fabricators, Inc. in connection with the transactions under the Asset Purchase Agreement in the original principal amount of $3,850,000.00. Except for the Indebtedness referred to above, and liabilities for trade payables and accrued expenses reflected on the Financial Statements attached hereto as
Exhibit 6.4-1, or incurred since the date of the Financial Statements in the ordinary course of business, no Borrower has any Liabilities.

     6.11 Use of Proceeds and Margin Security. The Borrowers shall use the proceeds of the initial advances under the Revolving Loans to repay existing indebtedness owed to Mercantile and shall use the proceeds of subsequent Revolving Loan advances solely for the working capital requirements of the Borrowers and shall use all advances and loans hereunder for proper business purposes, consistent with all applicable laws, statutes, rules and regulations. None of the Loans advanced or funded hereunder will be used for the purpose of purchasing or carrying any margin stock or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry any margin stock or for any other purpose not permitted by Regulation G or U of the Board of Governors of the Federal Reserve System.

     6.12 Investments. As of the date hereof, none of the Borrowers has any investment in any Person (other than Permitted Investments and the Company's verbal agreement to invest approximately $100,000.00 in a hunting camp to be used in sales and marketing activities) and is not engaged in any joint venture or partnership with any other Person, except for investments in the Subsidiaries.

     6.13 Litigation and Proceedings. No judgments are outstanding against any Borrower or binding upon any of its assets or property which are not covered by insurance and which would impose liability upon such Borrower in excess of $250,000.00, nor is there now pending or, to the best of any Borrower's knowledge after diligent inquiry, threatened, any litigation, claim, arbitration or governmental proceeding by or against any of the Borrowers, and there are no presently existing facts or circumstances likely to give rise to any such litigation, claim, arbitration or governmental proceeding except as disclosed on
Exhibit 6.13 attached hereto.

     6.14 Other Arrangements. None of the Borrowers is in default under any indenture, loan agreement, mortgage, deed of trust or similar document relating to the borrowing of monies or any other material contract, lease, or commitment to which it is a party or by which it is bound. Except as disclosed in Exhibit 6.13, there is no dispute regarding any contract, lease, or commitment which is material to the financial condition, results of operations or business of any of the Borrowers.

     6.15 Employee Controversies. There are no strikes, work stoppages or controversies pending or, to the best of any Borrower's knowledge after diligent inquiry, threatened, between any Borrower and any of its employees, other than employee grievances arising in the ordinary course of business which are not, in the aggregate, material to the financial condition, results of operations or business of such Borrower or other than as scheduled on Exhibit 6.13 hereto.

     6.16 Compliance with Laws and Regulations. The execution and delivery by each Borrower of this Agreement and all of the other Financing Agreements and the performance of such Borrower's obligations hereunder and thereunder are not in contravention of any laws, orders, regulations or ordinances. Each Borrower is in compliance with all laws, orders, regulations and ordinances of all federal, foreign, state and local governmental authorities relating to the business operations and the assets of such Borrower, except for laws, orders, regulations and ordinances the violation of which would not, in the aggregate, have a material adverse effect on such Borrower's financial condition, results of operations or business.

     6.17 Patents, Trademarks and Licenses. Each Borrower owns or possesses rights to use all licenses, patents, patent applications, copyrights, service marks, trademarks and trade names required to continue to conduct its business as heretofore conducted. All such licenses, patents, patent applications, copyrights, service marks, trademarks and trade names of the Borrowers are listed on Exhibit 6.17 hereto. No such license, patent or trademark has been declared invalid, been limited by order of any court or by agreement, or is the subject of any infringement, interference or similar proceeding or challenge.

     6.18 ERISA. No events, including, without limitation, any "Reportable Event" or "Prohibited Transaction," as those terms are defined under ERISA have occurred in connection with any Plan which might constitute grounds for the termination of any such Plan by the Pension Benefit Guaranty Corporation or for the appointment by any United States District Court of a trustee to administer any such Plan. All of the Plans meet the minimum funding standards of subsection 302 of ERISA. Except as disclosed on Exhibit 6.18 hereto, none of the Borrowers or Non-Borrowing Subsidiaries is subject to or bound to make contributions to any "multiemployer plan" as such term is defined in subsection 4001(a)(3) of ERISA.

     6.19 Assets. Each Borrower owns, possesses, or has unrestricted rights to use or exercise all assets and rights necessary for the conduct of such Borrower's business as heretofore conducted.

     6.20 Adverse Contracts. None of the Borrowers is a party to, nor is any such Borrower or any of its property subject to or bound by, any long term lease, forward purchase contract or futures contract, covenant not to compete, or to other agreement which materially restricts its ability to conduct its business, or has a material adverse effect or could have a material adverse effect on its financial condition, results of operations or business, except for certain noncompete covenants in the Middle East and Thailand relating to joint ventures of the Borrowers in those regions.

     6.21 Purchase of Other Commitments and Outstanding Bids. No material purchase or other commitment of any Borrower is in excess of the normal, ordinary, and usual requirements of its business, or was made at any price in excess of the then current market price, or contains terms and conditions more onerous that those usual and customary in the applicable industry. There is no outstanding bid, sales proposal, contract, or unfilled order of any Borrower which (i) will, or could if accepted, require such Borrower to supply goods or services at a cost to that Borrower in excess of the revenues to be received therefor, or (ii) quotes prices which do not include a markup over reasonably estimated costs consistent with past markups on similar business based on market conditions current at that time.

     6.22 Investment Company Act. None of the Borrowers is an "investment company" or a company "controlled" by an investment company within the meaning of the Investment Company Act of 1940, as amended.

     6.23 Broker's Fees. Neither the Agent nor any of the Lenders nor any Borrower is or will become obligated to any Person with respect to any finder's or brokerage or similar fee or commission in connection with the transactions contemplated hereby.

     6.24 Licenses and Permits. Each Borrower has been and is current and in good standing with respect to all governmental approvals, permits, certificates, licenses, inspections, consents and franchises (collectively, the "Licenses") necessary to continue to conduct its business and to own or lease and operate its properties as heretofore conducted, owned, leased or operated, including, without limitation, any and all Licenses related to Federal, state and local environmental laws, except for such of the foregoing the violation of which would not, in the aggregate, have a material adverse effect on such Borrower's financial condition, results of operations or business.

     6.25 Environmental Compliance.

     (a) There are no claims, investigations, litigation, administrative proceedings, whether pending or, to the knowledge of the Borrowers, threatened, or judgments or orders, relating to any hazardous substances, hazardous wastes, discharges, emissions or other forms of pollution (collectively "EPA Matters") relating in any way to any Real Estate

     (b) No hazardous or toxic substances, within the meaning of any applicable statute or regulation, are presently stored or otherwise located on Real Estate owned or leased by any Borrower in contravention of any applicable laws or regulations, and, further within the definition of such statutes, no part of such real estate or adjacent parcels of real estate, including the groundwater located thereon, is presently contaminated by any such substance.

     (c) So long as any Obligations are outstanding, no toxic substances, within the definition of any applicable statute or regulation, may be used by any Person for any purpose upon any such Real Estate or stored thereon in contravention of any applicable laws or regulations. Each Borrower agrees to indemnify and hold the Agent and each of the Lenders harmless from all loss, cost (including reasonable attorneys' fees), liability and damage whatsoever incurred by such Borrower, the Agent or any such Lender by reason of any violation of any applicable statute or regulation for the protection of the environment for which such Borrower has any liability or which occurs upon any

Real Estate owned by or under the control of such Borrower, or by reason of the imposition of any governmental lien for the recovery of environmental clean-up costs expended by reason of such violation; provided that, to the extent that such Borrower is strictly liable under any such statute, such Borrower's obligation to indemnify the Agent and the Lenders under this subsection 6.26(c) shall likewise be without regard to fault on the part of such Borrower with respect to the violation of law which results in liability to the Agent or any of the Lenders.

     6.26 Full Disclosure. This Agreement, the financial statements delivered in connection herewith, the representations and warranties of each Borrower herein and in any other document delivered or to be delivered by or on behalf of each Borrower, do not and will not contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein, in light of the circumstances under which they were made, not misleading. There is no material fact which any Borrower has not disclosed to the Agent and the Lenders in writing which materially and adversely affects or, so far as such Borrower can now foresee, will materially and adversely affect the assets, business, prospects, profits, or condition (financial or otherwise) of such Borrower, the rights of the Agent or the Lenders or the ability of such Borrower to perform this Agreement.

     6.27 Survival of Warranties. All representations and warranties contained in this Agreement or any of the other Financing Agreements shall survive the execution and delivery of this Agreement and the termination hereof. Each Borrower shall supplement in writing and deliver to the Agent and the Lenders all Exhibits required in accordance with this Agreement so that the representations and warranties subject to such supplemental disclosure shall continue to be true and accurate in all material respects; provided however, that the furnishing of such supplemental disclosure shall not constitute a cure or waiver of any Event of Default resulting from the matters disclosed therein or otherwise then existing.

     7. AFFIRMATIVE COVENANTS.

     Each Borrower covenants and agrees that, so long as any Obligations remain outstanding, and (even if there shall be no Obligations outstanding) so long as this Agreement remains in effect:

     7.1 Financial Statements. Each Borrower shall keep proper books of record and account in which full and true entries will be made of all dealings or transactions with respect of or in relation to the business and affairs of such Borrower, in accordance with Generally Accepted Accounting Principles consistently applied, and the Company, on behalf of each Borrowers, shall cause to be furnished to the Agent: (i) as soon as practicable and in any event within forty-five (45) days following the end of each fiscal month, statements of income of each Borrowing Subsidiary for such month and for the period from the beginning of the then current fiscal year to the end of such month and a balance sheet of each Borrowing Subsidiary as of the end of such month, all in reasonable detail and certified as accurate by the chief financial officer or treasurer of the applicable Borrowing Subsidiary, subject to changes resulting from normal year-end adjustments; (ii) as part of the Collateral Report, as soon as practicable and in any event within the time periods set forth in subsection 3.1, (a) an Accounts Trial Balance indicating which Accounts and Prebilled Accounts are current, up to 30, 30 to 60, 60 to 90 and 90 days or more past the invoice date including, if requested by the Agent, a listing of the names and addresses of all applicable Account Debtors, and (b) a summary of accounts payable showing which accounts payable are current, up to 30, 30 to 60, 60 to 90 and 90 days or more past due including, if requested by the Agent, a listing of the names and addresses of applicable creditors; (iii) as soon as practicable and in any event within forty-five (45) days after the end of each fiscal quarter, a statement of income of the Company, on a consolidated basis, for such quarter and for the period from the beginning of the then current fiscal year to the end of such quarter and a balance sheet of the Company, on a consolidated basis as of the end of such quarter, all in reasonable detail and certified as accurate by the chief financial officer or treasurer of the Company, subject to changes resulting from normal year-end adjustments; (iv) as soon as practicable and in any event within ninety (90) days after the end of each fiscal year, statements of income and cash flow of the Company, on a consolidated basis, and of each Borrowing Subsidiary for such year, and a balance sheet of the Company, on a consolidated basis, and of each Borrowing Subsidiary as of the end of such year, setting forth in each case, in comparative form, corresponding figures for the period covered by the preceding annual audit and as of the end of the preceding fiscal year, all in reasonable detail and satisfactory in scope to the Agent and examined and certified by independent public accountants selected by the Company and reasonably satisfactory to the Agent and the Lenders, whose opinions shall be in scope and substance satisfactory to the Agent and the Lenders; (v) at least thirty (30) days prior to the beginning of each fiscal year, Projections prepared in accordance with Borrower' established budgeting process and otherwise in form and substance reasonably acceptable to Agent and the Lenders which include projected balance sheets for said fiscal year, quarter-by-quarter; projected profit and loss statements for said fiscal year, quarter-by-quarter, together with appropriate supporting details as requested by the Agent; (vi) as soon as practicable and in any event within thirty (30) days of delivery to the Company or any Borrowing Subsidiary, a copy of any letter issued by the Company's independent public accountants or other management consultants with respect to any Borrower's financial or accounting systems or controls, including all so-called "management letters"; (vii) as soon as practicable (but in any event not more than ten (10) days after an officer or director of the Company or any Borrowing Subsidiary obtains knowledge of the occurrence of a Default or an Event of Default), notice of any and all Defaults or Events of Default hereunder; (viii) a Collateral Report for each Borrower in accordance with subsection 3.1; and (ix) with reasonable promptness, such other business or financial data as the Agent may reasonably request.

     All financial statements delivered to the Agent pursuant to the requirements of this subsection (except where otherwise expressly indicated) shall be prepared in accordance with Generally Accepted Accounting Principles consistently applied. Any change in Generally Accepted Accounting Principles shall have been concurred with by the Company's independent certified public accountants in writing and shall not be permitted to amend or distort any financial covenant herein contained. Together with each delivery of financial statements required by subsections 7.1(i) and (iv) above, each Borrower shall deliver to the Agent an officer's certificate stating that there exists no Default or Event of Default, or, if any Default or Event of Default exists, specifying the nature thereof, the period of existence thereof and what action such Borrower proposes to take with respect thereto. Promptly upon receipt of any of the foregoing financial statements by Agent, Agent agrees to deliver copies of each such financial statement to each of the Lenders. The Agent and each of the Lenders shall keep such information, and all information acquired as a result of any inspection conducted in accordance with subsection 7.2 below, confidential, provided that the Agent and the Lenders may communicate such information (a) to any other Person in accordance with the customary practices of commercial lenders relating to routine credit or trade inquiries, (b) to any regulatory authority having jurisdiction over the Agent or the Lenders, (c) to any other Person in connection with any Lender's sale of the Obligations, or (d) to any other Person in connection with the exercise of the Agent's or any

Lender's rights hereunder or under any of the other Financing Agreements. Each Borrower authorizes the Agent and each of the Lenders, upon prior verbal or written notice to the Company, to discuss the financial condition of such Borrower with such Borrower's independent public accountants and agrees that such discussion or communication shall be without liability to either the Agent, any such Lender or such Borrower's independent public accountants. If required by such accountants, the Borrowers shall deliver a letter addressed to such accountants authorizing them to comply with the provisions of this subsection 7.1.

     7.2 Inspections and Audits. The Agent, the Lenders, or any Person designated by the Agent or any of the Lenders in writing, shall have the right, from time to time hereafter, to call at each Borrower's place or places of business (or any other place where the Collateral or any information relating thereto is kept or located) during reasonable business hours, and, without hindrance or delay, (i) to inspect, audit, check and make copies of and extracts from such Borrower's books, records, journals, orders, receipts and any correspondence and other data relating to such Borrower's business or to any transaction between the parties hereto, (ii) to make such verification concerning the Collateral as the Agent or any such Lender may consider reasonable under the circumstances, and (iii) to discuss the affairs, finances and business of such Borrower with its officers, directors or employees designated by its officers.

     7.3 Conduct of Business; Compliance With Laws. Each Borrower shall maintain its corporate existence, shall maintain in full force and effect all licenses, bonds, franchises, leases, patents, contracts and other rights necessary or desirable to the profitable conduct of its business and shall comply with all applicable laws, rules, regulations and orders of any federal, state or local governmental authority, except for such laws, rules and regulations the violation of which would not, in the aggregate, have a material adverse effect on its financial condition, results of operations or business. If any governmental agency shall notify any Borrower of its failure to comply with any law or regulation relating to any Environmental Matter, such Borrower shall immediately notify Agent thereof and shall thereafter, at the Agent's request, deliver to the Agent and the Lenders current environmental audit reports, including engineering certificates, regarding such Borrower's compliance with applicable environmental laws, containing such details and in such form and substance as may be reasonably satisfactory to the Agent and the Lenders.

     7.4 Claims and Taxes.

     (a) Each Borrower agrees to indemnify and hold the Agent and the Lenders harmless from and against any and all claims, demands, obligations, losses, damages, penalties, costs, and expenses (including reasonable attorneys' fees) asserted by any Person (other than a Borrower) in connection with this Loan Agreement, the Term Notes or the other Financing Agreements or asserted by any Person and relating to or in any way arising out of the possession, use, operation or control of any of such Borrower's assets by any Person. Each Borrower will file all tax and information returns and reports required by and prepared in accordance with applicable law and shall pay or cause to be paid all license fees, bonding premiums and related taxes and charges, and shall pay or cause to be paid all real and personal property taxes, assessments and charges and franchise, income, unemployment, use, excise, old age benefit, withholding, sales and other taxes and other governmental charges assessed against such Borrower, or payable by such Borrower, at such times and in such manner as to prevent any penalty from accruing or any lien or charge from attaching to property of such Borrower, provided that such Borrower shall have the right to contest in good faith, by any appropriate proceeding promptly initiated and diligently conducted, the validity, amount or imposition of any such tax, assessment or charge, and upon such good faith contest to delay or refuse payment thereof (i) so long as no lien is filed or recorded with respect thereto, and (ii) so long as such contest does not have a material adverse effect on the financial condition of such Borrower, the ability of such Borrower to pay or perform any of the Obligations, or the priority or value of the Agent's security interest in the Collateral for the benefit of Lenders.

     (b) The Company shall notify the Agent promptly (and in no event later than thirty (30) days) after receipt of notice from the Internal Revenue Service (the "Service") of any deficiency assessment in excess of $250,000.00 and all deficiency assessments in excess of $250,000.00 in the aggregate, and shall promptly (and in no event later than thirty (30) days after receipt) send the Agent copies of any notices of proposed deficiency and any notices of deficiency received from the Service. If the Agent so requests, the Company shall take all reasonable actions necessary to contest such claimed deficiency and shall appoint outside tax counsel acceptable to the Agent to contest such claims of deficiency and shall direct such counsel to consult with the Agent and the Lenders and to provide the Agent and the Lenders with periodic status reports and assessments of the legal merits of the contest. At the Agent's request, such contest shall continue through the appropriate administrative and court procedures including appeals therefrom until such outside tax counsel informs the Agent that it is of the opinion that further contest would be inadvisable taking into account all factors (including any proposed settlement or compromise by the Service).

     7.5 Borrowers' Liability Insurance. Each Borrower shall maintain, at its expense, such public liability and third party property damage insurance in such amounts and with such deductibles as are acceptable to the Agent and the Lenders, naming the Agent as an additional insured for the benefit of Lenders.

     7.6 Borrowers' Property Insurance. Each Borrower shall, at its expense, keep and maintain its assets insured against loss or damage by fire, theft, explosion, spoilage and all other hazards and risks ordinarily insured against by other owners or users of such properties in similar businesses in an amount at least equal to the full insurable value thereof, provided, however, that full "contents" coverage for inventory shall be required only for inventory of FVF, Incorporated. All such policies of insurance shall be in form and substance satisfactory to the Agent and the Lenders. Each Borrower shall deliver to the Agent a certified copy of each policy of insurance and evidence of payment of all premiums therefor. Such policies of insurance maintained by the Borrowers with respect to the Collateral shall contain an endorsement acceptable to Agent and the Lenders naming the Agent as loss payee. Each Borrower hereby directs all insurers under such policies of insurance to pay all proceeds of such insurance policies directly to the Agent jointly with all other loss payees or additional insured shown on such policies. Each Borrower irrevocably makes, constitutes and appoints the Agent (and all officers, employees or agents designated by the Agent) as each such Borrower's true and lawful attorney-in-fact for the purpose, after the occurrence and during the continuance of a Default or Event of Default hereunder, of making, settling and adjusting claims under such policies of insurance, endorsing the name of such Borrower on any check, draft, instrument or other item of payment received by such Borrower or the Agent pursuant to any such policies of insurance and for making all determinations and decisions with respect to such policies of insurance. If any Borrower, at any time or times hereafter, shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then the Agent, without waiving or releasing any Obligation, Default or Event of Default by such Borrower hereunder, may at any time or times thereafter (but shall be under no obligation to do so) obtain and maintain such policies of insurance and pay such premiums and take any other action with respect thereto which the Agent and the Lenders deem advisable.

     7.7 Pension Plans. Each Borrower shall (i) keep in full force and effect any and all Plans which are presently in existence or may, from time to time, come into existence under ERISA, unless such Plans can be terminated without material liability to such Borrower in connection with such termination (as distinguished from any continuing funding obligation); (ii) make contributions to all of such Borrower's Plans in a timely manner and in a sufficient amount to comply with the requirements of ERISA, (iii) comply with all material requirements of ERISA which relate to such Plans so as to preclude the occurrence of any Reportable Event, Prohibited Transaction or material "accumulated funding deficiency" as such term is defined in ERISA; and (iv) notify the Agent immediately upon receipt of any notice of the institution of any proceeding or other action which may result in the termination of any Plan and deliver to the Agent and the Lenders, promptly after the filing or receipt thereof, copies of all reports or notices which such Borrower files or receives under ERISA with or from the Internal Revenue Service, the Pension Benefit Guaranty Corporation, or the U.S. Department of Labor.

     7.8 Notice of Suit or Adverse Change in Business. Each Borrower shall, as soon as possible, and in any event within five (5) Business Days after such Borrower learns of the following, give written notice to the Agent and the Lenders of (i) any material proceeding(s) being instituted or threatened to be instituted by or against such Borrower in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign), including, without limitation, any proceeding with respect to any EPA Matter, (ii) any material adverse change in the business, assets or condition, financial or otherwise, of such Borrower; and (iii) any event resulting in a material decrease in the value of the Collateral or adversely affecting the Agent's liens or security interests for the benefit of Lenders therein.

     7.9 Tangible Net Worth. The Company, on a consolidated basis, shall have a minimum Tangible Net Worth equal to or greater than $72,000,000.00, plus Fifty Percent (50%) of the Company's net income (without reduction for any net losses) determined on a consolidated basis in accordance with Generally Accepted
Accounting Principles for each fiscal quarter of Borrowers occurring after the date of this Agreement, as of the end of each fiscal quarter during the Term hereof, commencing with the first such test on May 31, 1996.

     7.10 Debt Service Coverage Ratio. The Company, on a consolidated basis, shall have a minimum Debt Service Coverage Ratio of 1.5:1 as of the end of each fiscal quarter, commencing with the fiscal quarter ending May 31, 1996. "Debt Service Coverage Ratio" shall mean the Company's earnings before income taxes and gross interest expense determined on a consolidated basis for the twelve-month period ending on the date of any such calculation in accordance with Generally Accepted Accounting Principles, divided by the sum of gross interest expense and current maturities of Funded Debt, all as determined on a consolidated basis in accordance with Generally Accepted Accounting Principles for the twelve-month period ending on the date of any such calculation.

     7.11 Current Ratio. The Company, on a consolidated basis, shall have a minimum Current Ratio of 1.5:1 as of the end of each fiscal year, commencing with the fiscal year ending August 31, 1996. "Current Ratio" shall mean Current Assets divided by Current Liabilities.

     7.12 Funded Debt to EBITDA Ratio. The Company, on a consolidated basis, shall have a maximum Funded Debt to EBITDA ratio of not more than 5.0:1 as of the end of each fiscal quarter during the Term hereof, commencing with the first such test on May 31, 1996.

     8. NEGATIVE COVENANTS.

     Each Borrower covenants and agrees that so long as any of the Obligations remain outstanding and (even if there shall be no Obligations outstanding) so long as this Agreement remains in effect (unless the Agent shall give its prior written consent thereto):

     8.1  Encumbrances.  Except for liens and  encumbrances set forth in Exhibit
6.5 hereto on the date hereof, no Borrower will create, incur, assume or suffer to exist any security interest, mortgage, pledge, lien or other encumbrance of any nature whatsoever on any of its assets or on the assets of any Subsidiary, including, without limitation, the Collateral, other than the following "Permitted Liens": (i) liens securing the payment of taxes or other governmental charges not yet due and payable; (ii) deposits under workmen's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure statutory obligations or surety or appeal bonds, or to secure indemnity, performance or other similar bonds in the ordinary course of business; (iii) suppliers and materialmen's liens, if any, that arise solely by operation of law; (iv) the liens and security interests in favor of the Agent for the benefit of all of the Lenders; (v) purchase money liens granted to the Person financing a purchase of equipment so long as the lien granted is limited to the specific fixed assets so acquired, the debt secured by the lien is not less than 15% nor more than 100% of the acquisition cost of the specific item of equipment on which the lien is granted and the transaction does not violate any other provision of this Agreement; (vi) security interests in favor of MetLife to secure indebtedness of the Borrowers in an aggregate principal amount of approximately $11,000,000.00, which lien shall attach solely to the property and improvements and the equipment of Sunland Fabricators, Inc. located in Walker, Louisiana, the equipment of National Fabricators, Inc. located in Prairieville and West Monroe, Louisiana, and the equipment of Shaw-Fronek Fabrication, Inc. located in Longview, Texas and proceeds therefrom; (vii) liens of customers on materials supplied by such customers or purchased by customers from a Borrower and stored on such Borrower's premises; (viii) other security interests which secure obligations of the Borrowers which in the aggregate do not exceed $250,000.00; and (viii) other liens and encumbrances on property, which do not, in the Agent's reasonable determination, (a) materially impair the use of such property, or (b) materially lessen the value of such property for the purposes for which the same is held by the applicable Borrower, .

     8.2 Indebtedness and Liabilities. Except for the Indebtedness described in subsection 6.10 hereof and trade payables of Borrowers incurred after the date hereof, and except as permitted in subsection 8.8 below, no Borrower shall incur, create, assume, become or be liable in any manner with respect to, or suffer to exist, any Indebtedness (including, without limitation, any sale/leaseback transactions), except for the Obligations and except for Funded Debt (including, without limitation, any sale/leaseback transactions)incurred in any fiscal year to other Persons which does not exceed the sum of $10,000,000.00 in the aggregate for all Borrowers. Except for the Indebtedness permitted in the preceding sentence, no Borrower shall incur any Liabilities except for trade obligations and normal accruals in the ordinary course of business not yet due and payable, or with respect to which such Borrower is contesting in good faith the amount or validity thereof by appropriate proceedings, and then only to the extent that such Borrower has set aside on its books adequate reserves therefor, if appropriate under Generally Accepted Accounting Principles.

     8.3 Consolidations, Acquisitions. If a Default or Event of Default has occurred hereunder, no Borrower or Subsidiary of any Borrower shall merge or consolidate with, purchase, lease or otherwise acquire all or substantially all of the assets or properties of, or acquire any capital stock, equity interests, debt or other securities of, any other Person without the Agent's prior written consent. If a Default or Event of Default has occurred hereunder, no Borrower shall dissolve, terminate, enter into any joint venture or become a partner in any partnership. Whether or not any Default or Event of Default has occurred hereunder, Borrowers will not make any Acquisition except Acceptable Acquisitions, and in the event of any such Acceptable Acquisition, Borrowers shall cause any new Subsidiary created or acquired in such Acquisition to become a Borrowing Subsidiary hereunder and to guaranty all present and future Obligations of Borrowers on the same terms as set forth in Section 10 of this Agreement, and to grant to Agent for the benefit of Lenders a security interest in all Collateral then owned or thereafter acquired by such new Borrowing Subsidiary pursuant to such other agreements as Agent shall reasonably require. No Borrower shall sell, assign, encumber, pledge, transfer or otherwise dispose of any interest in that Borrower, create any subsidiary, or transfer any assets to any Affiliate except as otherwise expressly permitted hereby. Except as expressly contemplated herein, the Company shall continue to own, directly or indirectly, all of the Voting Stock of each Subsidiary. The Company shall not permit any change in the ownership of its Voting Stock which results in a change of voting control.

     8.4 Permitted Investments. No Borrower shall make or permit to exist investments in any other Person, except investments in Cash Equivalents, the Company's investments in Subsidiaries and loans to Subsidiaries or joint venture Affiliates permitted under subsection 8.8 herein (the "Permitted Investments").

     8.5 Guaranties. No Borrower shall guarantee, endorse or otherwise in any way become or be responsible for any obligations of any other Person, whether directly or indirectly, by agreement to purchase the indebtedness of any other Person or through the purchase of goods, supplies or services, or maintenance of working capital or other balance sheet covenants or conditions, or by way of stock purchase, capital contribution, advance or loan for the purpose of paying or discharging any indebtedness or obligation of such other Person or otherwise, except: (i) endorsements of negotiable instruments for collection in the ordinary course of business; (ii) guaranties by any of the Borrowers made in the ordinary course of such Borrower's business of any payment to a vendor of goods or services to the Borrowers or the Borrowers' wholly owned Subsidiaries or guaranties by any of the Borrowers to any customer of the Borrowers or a wholly owned Subsidiary of the Borrowers made with respect to the performance by such Borrower of a contract for the sale of goods or the delivery of services to such customer; (iii) guaranties by any of the Company, Sunland Fabricators, Inc., National Fabricators, Inc., B.F. Shaw, Inc. and/or FVF, Incorporated in favor of MetLife in connection with MetLife's financing to such Borrowers in the approximate aggregate principal amount of $11,000,000.00; (iv) the guaranty by the Company of the obligations of Word Industries Fabricators, Inc. under the

Asset Purchase Agreement; and (v) guaranties by any Borrower of a Borrower's Indebtedness in accordance with subsection 10 hereof.

     8.6 Collateral Locations. No Borrower shall sell any of the Inventory on a bill-and-hold, guaranteed sale, sale-and-return, sale on approval or consignment basis or any other basis subject to a repurchase obligation and shall not cause or permit any items of Collateral to be located at any location other than at the locations listed in Exhibit 3.13 hereto without the Agent's prior written consent.

     8.7 Disposal of Property. No Borrower shall sell, lease, transfer or otherwise dispose of any of its properties, assets and rights to any Person except for sales of Cash Equivalents, bona fide sales of Inventory to customers for fair value in the ordinary course of business, or sales of items of equipment which are obsolete, worn-out or otherwise not useable in such Borrower's business.

     8.8 Loans. Except for (i) advances for relocation, travel or other expenses to the Borrowers' employees or to other Persons in the ordinary course of business and loans to George Bevan, Vice President of Sales, in the amount of $100,000.00, to John W. Dalton, Sr., Executive Vice President, in the amount of $59,000.00, and to Tim Barfield, Secretary and General Counsel, in the amount of $50,000.00, (ii) a loan in the amount of $3,850,000.00 from B. F. Shaw, Inc. to Word Industries Fabricators, Inc. evidenced by a Promissory Note of Word Industries Fabricators, Inc. retained in Borrowers' offices for Agent's inspection, endorsed over to the Agent for the benefit of Lenders, and which B.
F. Shaw, Inc. agrees to deliver to Agent at any time upon demand therefor, (iii) other loans among the Borrowing Subsidiaries evidenced by promissory notes retained in Borrowers' offices for Agent's inspection, endorsed over to the Agent for the benefit of Lenders and which Borrowers agree to deliver to Agent at any time upon demand therefor, (iv) loans to joint venture Affiliates evidenced by promissory notes retained in Borrowers' offices for Agent's inspection, and (v) loans from the Company to Word Industries Pipe Fabricating, Inc. in the respective principal amounts of $625,000.00 and $1,100,000.00 evidenced by Promissory Notes made by Word Industries Pipe Fabricating, Inc. which are retained in Borrowers' offices for Agent's inspection, endorsed over to the Agent for the benefit of Lenders and which the Company agrees to deliver to Agent at any time upon demand therefor, which loans under (iii), (iv) and (v) of this subsection 8.8 shall not exceed $8,000,000.00 in the aggregate or $3,000,000.00 for any one loan or to any one such Subsidiary or joint venture Affiliate, the Borrowers shall not make any loans or other advances to any Person.

     8.9 Distributions. The Borrowers shall not, without the prior written consent of the Agent make or pay any dividends or distributions in cash or in kind to any Person or pay any management fees to any Affiliate, except that the Borrowing Subsidiaries may pay dividends to the Company.

     8.10 Securities. The Borrowers shall not, without the Agent's prior written consent, redeem, repurchase or acquire any capital stock or debt securities of any Borrower of any description for consideration or otherwise.

     8.11 Amendment of Charter or Bylaws. None of the Borrowers' Certificates or Articles of Incorporation or Bylaws shall be amended in any manner that adversely affects the rights or obligations of the parties to this Agreement or any other Financing Agreement.

     8.12 Transactions with Affiliates. None of the Borrowers shall, without the prior written consent of the Agent enter into any transaction including, without limitation, the purchase, lease, sale or exchange of any property to, from or with, or the rendering or purchase of any service to or from, any Affiliate or extended family member of an Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of such Borrower's business and upon fair and reasonable terms no less favorable to such Borrower than would obtain in a comparable arm's length transaction with an unaffiliated Person.

     8.13 Other Business. None of the Borrowers shall engage in any business unrelated to its current businesses, engage in any transaction out of the ordinary course of business, or engage in any transaction which materially and adversely affects its ability to pay its Liabilities or its Obligations hereunder.

     8.14 Ratio of Liabilities to Net Worth. The Company, on a consolidated basis, shall not permit its Ratio of Liabilities to Net Worth to exceed 1.25:1.0 as determined as of the end of each fiscal year. "Ratio of Liabilities to Net Worth" shall mean total Liabilities divided by Net Worth.

     8.15 Capital Expenditures. The Borrowers shall not permit their Capital Expenditures to exceed $6,000,000.00 in the aggregate for all Borrowers in any fiscal year.

     9. DEFAULT, RIGHTS AND REMEDIES OF THE AGENT AND LENDERS.

     9.1 Obligations. If an Event of Default shall exist or occur, the Agent, on the direction of Lenders holding more than fifty percent (50%) of the outstanding principal amount of Loans hereunder, shall notify the Company of the Lenders' election to terminate this Agreement and to make no further advances hereunder, and upon such notice the Obligations shall be accelerated and all of the Obligations shall automatically, without further notice of any kind, be immediately due and payable, provided that upon the occurrence of any Event of Default referred to in paragraphs (vi), (vii), (viii), or (ix) within the definition of "Event of Default," such termination and acceleration shall be deemed to occur automatically without notice of any kind being given to the Company or action of any kind being taken by the Agent or the Lenders.

     9.2 Rights and Remedies Generally. Upon acceleration of the Obligations, the Agent and the Lenders shall have, in addition to any other rights and remedies contained in this Agreement or in any of the other Financing Agreements, all of the rights and remedies of a secured party under the Code or other applicable laws, all of which rights and remedies shall be cumulative and non-exclusive, to the extent permitted by law. In addition to all such rights and remedies, the Agent shall have the right to sell, lease or otherwise dispose of all or any part of the Collateral on behalf of the Lenders and the sale, lease or other disposition of the Collateral, or any part thereof, by the Agent after an Event of Default may be for cash, credit or any combination thereof, and the Agent or any or all of the Lenders may purchase all or any part of the Collateral at public or, if permitted by law, private sale, and in lieu of actual payment of such purchase price, set-off the amount of such purchase price against the Obligations then owing. Any sales of the Collateral may be adjourned from time to time with or without notice. The Agent may, in its sole discretion, cause the Collateral to remain on any Borrower's premises or otherwise or to be removed and stored at premises owned by other Persons, at the Borrowers' expense, pending sale or other disposition of the Collateral. The Agent shall have the right to conduct such sales on any Borrower's premises, at Borrowers' expense, or elsewhere, on such occasion or occasions as the Agent may see fit. After an Event of Default, the Agent shall, upon the direction of Lenders holding more than fifty percent (50%) of the outstanding principal amount of Loans hereunder, take such actions or refrain from taking such actions with respect to the Collateral or for purposes of collecting the Obligations, provided Agent shall be indemnified by Lenders for any such action or inaction pursuant to subsection 11.6.

     9.3 Entry Upon Premises and Access to Information. Upon acceleration of the Obligations, the Agent and the Lenders shall have the right to enter upon the premises of each Borrower where the Collateral is located (or is believed to be located) without any obligation to pay rent to such Borrower, or any other place or places where the Collateral is believed to be located and kept, to render the Collateral usable or salable, to remove the Collateral therefrom to the premises of the Agent, any of the Lenders or any agent of the Agent or any of the Lenders for such time as the Agent may desire in order effectively to collect or liquidate the Collateral, and/or to require Borrowers to assemble the Collateral and make it available to the Agent at a place or places to be designated by the Agent. Upon acceleration of the Obligations, the Agent shall have the right to take possession of Borrowers' original books and records, to obtain access to Borrowers' data processing equipment, computer hardware and software relating to the Collateral and to use all of the foregoing and the information contained therein in any manner the Agent deems appropriate; and the Agent shall have the right to notify postal authorities to change the address for delivery of each Borrower's mail to an address designated by the Agent and to receive and open all mail addressed to any of the Borrowers for the purpose of collecting Accounts, provided that all other mail shall be promptly returned to Borrowers.

     9.4 Sale or Other Disposition of Collateral by the Agent. Any notice required to be given by the Agent on behalf of the Lenders of a sale, lease or other disposition or other intended action by the Agent on behalf of the Lenders with respect to any of the Collateral of Borrowers which is deposited in the United States mails, postage prepaid and duly addressed to the Company at the address specified in subsection 12.13 below, at least ten (10) business days prior to such proposed action, shall constitute fair and reasonable notice to each of the Borrowers of any such action. The net proceeds realized by the Agent upon any such sale or other disposition, after deduction for the expenses of retaking, holding, storing, transporting, preparing for sale, selling or otherwise disposing of the Collateral incurred by the Agent or any of the Lenders in connection therewith, shall be applied as provided herein toward satisfaction of the Obligations including, without limitation, the Obligations described in subsections 2.1, 2.3, 2.4, 2.7, 2.10, 2.11, 2.13 and 12.2 hereof.
The Agent shall account to Borrowers for any surplus realized upon such sale or other disposition, and Borrowers shall remain liable for any deficiency. The commencement of any action, legal or equitable, or the rendering of any judgment or decree for any deficiency shall not affect the Agent's security interest in the Collateral until the Obligations are fully paid. Borrowers agree that neither the Agent nor any of the Lenders has any obligation to preserve rights to the Collateral against any other parties. The Agent, for the benefit of the Lenders, is hereby granted a license or other right to use, without charge, each Borrower's General Intangibles, Intellectual Property, equipment, Real Estate and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for sale or lease and selling or leasing any Inventory or other Collateral and such Borrower's rights under all licenses, leases and franchise agreements shall inure to the Agent's benefit for each of the Lenders until all Obligations are paid in full.

     9.5 Seizure and Sale of Collateral in Louisiana. This subsection applies to the extent any of the Collateral is located within the State of Louisiana and in the event that the Agent, upon the direction of Lenders holding more than fifty percent (50%) of the outstanding principal balance of the Loans hereunder, shall commence appropriate Louisiana foreclosure proceedings under this Agreement. The Agent may cause such Collateral, or any part or parts thereof, to be immediately seized and sold, under ordinary or executory process, in accordance with applicable Louisiana law, to the highest bidder for cash, with or without appraisement, and without the necessity of making additional demand upon or notifying the Borrowers or placing the Borrowers in default, all of which are expressly waived. For purposes of foreclosure under Louisiana executory process procedures, each Borrower confesses judgment and acknowledges to be indebted unto and in favor of the Agent and the other Lenders up to the full amount of the Obligations, in principal, interest, costs, expenses, attorneys' fees and other fees and charges. Each Borrower further confesses judgment and acknowledges to be indebted unto and in favor of the Agent and the other Lenders in the amount of all additional advances that the Agent and the other Lenders may make on the Borrowers' behalf pursuant to this Agreement, together with interest thereon, up to a maximum of two (2) times the face amount of the Loans. To the extent permitted under applicable Louisiana law, each Borrower additionally waives: (a) the benefit of appraisal as provided in Articles 2332, 2336, 2723 and 2724 of the Louisiana Code of Civil Procedure, and all other laws with regard to appraisal upon judicial sale; (b) the demand and three (3) days' delay as provided under Articles 2639 and 2721 of the Louisiana Code of Civil Procedure; (c) the notice of seizure as provided under Articles 2293 and 2721 of the Louisiana Code of Civil Procedure; (d) the three (3) days' delay provided under Articles 2331 and 2722 of the Louisiana Code of Civil Procedure; and (e) all other benefits provided under Articles 2331, 2722 and 2723 of the Louisiana Code of Civil Procedure and all other Articles not specifically mentioned above. Should any or all of the Collateral be seized as an incident to an action for the recognition or enforcement of this Agreement, by executory process, sequestration, attachment, writ of fieri facias or otherwise, each Borrower hereby agrees that the court issuing any such order shall, if requested by the Agent, appoint the Agent, or any agent designated by the Agent, or any person or entity named by the Agent at the time such seizure is requested, or any time thereafter, as keeper of the Collateral as provided under La. R.S. 9:5136, et seq. Such a keeper shall be entitled to reasonable compensation. Each Borrower agrees to pay the reasonable fees of such keeper, which are hereby fixed at $50.00 per hour, which compensation to the keeper shall also be secured by this Agreement in the form of an additional advance as provided herein. Should it become necessary for the Agent to foreclose under this Agreement, all declarations of fact, which are made under an authentic act before a Notary Public in the presence of two witnesses, by a person declaring such facts to lie within his or her knowledge shall constitute authentic evidence for purposes of executory process and also for purposes of La. R.S. 9:3509.1, La. R.S. 9:3504(D)(6) and La. R.S. 10:9-508, as applicable.

     9.6 WAIVER OF DEMAND. DEMAND, PRESENTMENT, PROTEST AND NOTICE OF DEMAND, PRESENTMENT, PROTEST AND NONPAYMENT ARE HEREBY WAIVED BY EACH BORROWER. EACH BORROWER ALSO WAIVES THE BENEFIT OF ALL VALUATION, APPRAISAL AND EXEMPTION LAWS.

     9.7 WAIVER OF NOTICE. IN THE EVENT OF A DEFAULT, EACH BORROWER HEREBY WAIVES ALL RIGHTS TO NOTICE AND HEARING OF ANY KIND PRIOR TO THE EXERCISE BY THE AGENT OF ITS RIGHTS TO REPOSSESS THE COLLATERAL WITHOUT JUDICIAL PROCESS OR TO REPLEVY, ATTACH OR LEVY UPON THE COLLATERAL WITHOUT PRIOR NOTEICE OR HEARING.

NO WAIVER OF ANY NOTICES REQUIRED UNDER SUBSECTION 9.1 IS MADE HEREUNDER. EACH BORROWER ACKNOWLEDGES THAT IT HAS BEEN ADVISED BY COUNSEL OF ITS CHOICE WITH RESPECT TO THIS TRANSACTION AND THIS AGREEMENT.

                  10.      BORROWERS' GUARANTEES.

     10.1 Guarantee.

          (a) Each Borrower hereby unconditionally guarantees the due and punctual payment of all Obligations of the Borrowers, including without limitation the due and punctual payment of the principal of and interest on the Revolving Loan and the Term Loan made to each Borrower pursuant to this Agreement and the due and punctual payment of all other amounts payable by each Borrower under this Agreement or the other Financing Agreements. Upon failure by any Borrower to pay punctually any such amount, upon demand by Agent or any Lender, any other Borrower shall forthwith pay the amount not so paid at the place and in the manner and with the effect specified in this Agreement.

          (b) Notwithstanding the foregoing, each Borrowing Subsidiary's Obligations hereunder shall be limited to an amount not to exceed the greater of (i) the principal amount of the Obligations loaned to that Borrowing Subsidiary, plus interest and other charges incurred, pro rata, with respect thereto or (ii) the Fair Net Worth of such Borrowing Subsidiary, as of the date of any demand by Lenders for payment by such Borrowing Subsidiary, less $10,000.00. For purposes of this subsection 10.1(b), the "Fair Net Worth" of any Borrowing Subsidiary shall mean an amount equal to the fair market value of that Borrowing Subsidiary's assets, less all of that Subsidiary's Liabilities (other than the
     Obligations), including all liabilities, whether fixed or contingent, direct or indirect, disputed or undisputed, secured or unsecured, and whether or not required to be reflected on a balance sheet prepared in accordance with Generally Accepted Accounting Principles.

     10.2 Unconditional Obligation. The obligations of each Borrower hereunder shall be unconditional and absolute and, without limiting the generality of the foregoing, shall not be released, discharged or otherwise affected by:

          (i) any extension, renewal, settlement, compromise, waiver or release in respect of any Obligation of Borrowers or the Collateral therefor under this Agreement or the other Financing Agreements;

          (ii) any change in the corporate existence, structure or ownership of any of the Borrowers, or any insolvency, bankruptcy, reorganization or other similar proceeding affecting any of the Borrowers or its Collateral or its assets;

          (iii) the existence of any claim, set-off or other rights which any such Borrower may have at any time against any other Borrower, the Agent, any Lender or any other Person, whether in connection herewith or any unrelated transactions, provided that nothing herein shall prevent the assertion of any such claim by separate suit or compulsory counterclaim;

          (iv) any invalidity or unenforceability relating to or against any Borrower for any reason of any provision or all of this Agreement or the other Financing Agreements, or any provision of applicable law or regulation purporting to prohibit the payment by any Borrower of the principal of or interest on any loan or any other amount payable by it under this Agreement or the other Financing Agreements; or

          (v) any other act or omission to act or delay of any kind by any Borrower, the Agent, any Lender or any other Person or any other circumstance whatsoever which might, but for the provisions of this paragraph, constitute a legal or equitable discharge of such Borrower's obligations under this Agreement or the other Financing Agreements.

     10.3 Period in Force. Each Borrower's obligations under this subsection 10 shall remain in full force and effect until all Obligations shall have been paid in full and this Agreement and the other Financing Agreements shall have terminated in accordance with their terms. If at any time any payment of the principal of or interest on any Loan made to a Borrower or any other amount payable by any Borrower under this or the other Financing Agreements is rescinded or must be otherwise restored or returned upon the insolvency, bankruptcy or reorganization of such Borrower or otherwise, each of the other Borrowers' obligations under this subsection 10 with respect to such payment shall be revived and continued in full force and effect.

     10.4 WAIVER. EACH BORROWER WAIVES ACCEPTANCE HEREOF, PRESENTMENT, DEMAND, PROTEST AND ANY NOTICE NOT PROVIDED FOR HEREIN, AS WELL AS ANY REQUIREMENT THAT AT ANY TIME ANY ACTION BE TAKEN BY ANY PERSON AGAINST ANY OTHER BORROWER OR ANY OTHER PERSON. Each Borrower further waives any and all rights of subrogation, reimbursement, indemnity, exoneration, contribution or any other claim which each Borrower may now or hereafter have against any other Borrower or any other person directly or contingently liable for the Obligations guaranteed hereunder, or against or with respect to any Borrower's property (including, without limitation, the Collateral), arising from the existence or performance of its obligations under this subsection 10. In furtherance, and not in limitation, of the preceding waiver, each Borrower agrees that any payment to Agent or any of the Lenders made by it pursuant to this subsection 10 shall be deemed a contribution to the capital of the Borrower to whose Obligations such payment is credited and any such payment shall not constitute the paying Borrower a creditor of such other Borrower.

     10.5 Effect of Stay. In the event that the demand for payment of any amount payable by Borrowers under this Agreement or the other Financing Agreements is stayed upon the insolvency, bankruptcy or reorganization of a Borrower, all such amounts otherwise subject to acceleration under the terms of this Agreement or the other Financing Agreements shall nonetheless be payable by the other Borrowers hereunder forthwith upon demand by Agent or any of the Lenders.

                  11.      THE AGENT.

     11.1 Appointment and Authorization. Each Lender irrevocably appoints and authorizes the agent to take such action as agent on its behalf and to exercise such powers under this Agreement, the Term Notes and the other Financing Agreements as are delegated to the Agent by the terms hereof or thereof, together with all such powers as are reasonably incidental thereto.

     11.2 Agent and Affiliates. Mercantile shall have the same rights and powers under this Agreement as any other Lender and may exercise or refrain from exercising the same as though it were not the Agent, and Mercantile and its affiliates may accept deposits from, lend money to, and generally engage in any kind of business with Borrowers or any of their Subsidiaries or affiliates as if it were not the Agent hereunder.

     11.3 Action by Agent. The obligations of the Agent hereunder are only those expressly set forth herein. Without limiting the generality of the foregoing, the Agent shall not be required to take any action with respect to any Default or Event of Default, except as expressly provided in Section 9.

     11.4 Consultation with Experts. The Agent may consult with legal counsel, independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

     11.5 Liability of Agent. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or not taken by it in connection herewith (i) with the consent or at the request of each of the Lenders, or (ii) in the absence of its own gross negligence or willful misconduct. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify (i) any statement, warranty or representation made in connection with this Agreement or any borrowing hereunder, including, but not limited to, any Collateral Reports; (ii) the performance or observance of any of the covenants or agreements of Borrowers; (iii) the satisfaction of any condition specified in
Section 4, except  receipt of items  required to be delivered  to the Agent;  or
(iv) the validity, effectiveness or genuineness of this Agreement, the Term Notes or any other Financing Agreement. The Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telecopy or similar writing) believed by it to be genuine or to be signed by the proper party or parties.

     11.6 Indemnification. Each Lender shall, ratably in accordance with its Pro Rata Share, indemnify the Agent (to the extent not reimbursed by Borrowers) against any cost, expense (including counsel fees and disbursements), claim, demand, action, loss or liability (except such as result from the Agent's gross negligence or willful misconduct) that the Agent may suffer or incur in connection with this Agreement, the Term Notes, any other Financing Agreement or any action taken or omitted by the Agent hereunder, including, but not limited to, any amounts required to be but not reimbursed by the Borrowers pursuant to subsection 2.7 or any other provision of this Agreement.

     11.7 Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking any action under this Agreement.

     11.8 Resignation of Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and the Company. Upon any such resignation, the Company, with the consent of the Lenders, shall have the right to appoint a successor Agent from among the Lenders. If no successor Agent shall have been so appointed by the Company, and shall have accepted such appointment, within thirty (30) days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $200,000,000.00. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges, and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation as Agent, the provisions of this Section 11 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

                  12.      OTHER RIGHTS AND OBLIGATIONS.

     12.1 Waiver. The Agent's or any Lender's failure, at any time or times hereafter, to require strict performance by any Borrower of any provision of this Agreement shall not waive, affect or diminish any right of the Agent or the Lenders (concurrently as to other Borrowers) and thereafter as to all Borrowers to demand strict compliance and performance therewith. Any suspension or waiver by the Lenders of a Default of an Event of Default under this Agreement or any of the other Financing Agreements shall not suspend, waive or affect any other Default or Event of Default under this Agreement or any of the other Financing Agreements, whether the same is prior or subsequent thereto and whether of the same or of a different kind or character. None of the undertakings, agreements, warranties, covenants and representations of any Borrower contained in this Agreement or any of the other Financing Agreements and no Default or Event of Default by any Borrower under this Agreement or any of the other Financing Agreements shall be deemed to have been suspended or waived by the Agent or the Lenders and neither this Agreement nor the other Financing Agreements may be modified or amended unless such suspension, amendment or waiver is in writing and signed by an officer of such of the Lenders as shall then hold more than fifty percent (50%) of the outstanding principal amount of Loans hereunder, and directed to the applicable Borrower specifying such suspension, amendment or waiver of the Lenders; provided, however, that no such suspension, amendment or waiver shall, unless signed by the Agent and each of the Lenders (i) increase the amount of the Total Revolving Loan Facility, the Term Loan Facility or the Term Letter of Credit Facility, (ii) change the Pro Rata Share of any of the Lenders with respect to any such facility or of the aggregate unpaid principal amount of any Loan, (iii) reduce the principal of or rate of interest on any Loan hereunder or any other amount payable hereunder, (iv) postpone the date fixed for any payment of principal, interest or other amounts on any Loan hereunder, (iv) release any Collateral for any of Borrowers' Obligations hereunder, (v) release any Borrower or any other person or guarantor liable for repayment of any of Borrowers' Obligations hereunder, (vi) make any change in the Current Asset Base, except as expressly permitted by the Agent under subsection 2.1 herein, or (vii) amend this subsection 12.1.

     12.2 Costs and Attorneys' Fees. If at any time or times hereafter the Agent or the Lenders employ counsel in connection with protecting or perfecting the Agent's security interest in the Collateral for the benefit of Lender's hereunder or in connection with any matters contemplated by or arising out of this Agreement, whether (a) to commence, defend, or intervene in any litigation or to file a petition, complaint, answer, motion or other pleadings, (b) to take any other action in or with respect to any suit or proceedings (bankruptcy or otherwise), (c) to consult with officers of the Agent or and the Lenders or to advise the Agent and the Lenders, (d) to protect, collect, lease, sell, take possession of, or liquidate any of the Collateral, or (e) to attempt to enforce or to enforce any security interest in any of the Collateral, or to enforce any rights of the Agent to collect any of the Obligations, then in any of such events, all of the reasonable attorneys' fees arising from such services, and any expenses, costs and charges relating thereto, including, without limitation, all reasonable fees of all paralegals and other staff employed by such attorneys, together with interest at the Base Rate or Default Rate then applicable to the Revolving Loan prescribed in subsection 2.4 above, shall be part of the Obligations, payable on demand and secured by Collateral.

     12.3 Expenditures by the Agent. In the event Borrowers shall fail to pay taxes, insurance, assessments, costs or expenses which Borrowers are, under any of the terms hereof, required to pay, or fail to keep the Collateral free from security interests, liens, encumbrances or claims, except as permitted herein, or fail to maintain, replace or repair the Collateral as required hereby, the Agent may, in its sole discretion, make expenditures for any or all of such purposes and acquire or accept an assignment of any security interest, lien, encumbrance or claim against the Collateral, and the amount so expended
(including, without limitation, attorneys' fees and expenses, court costs, filing fees and other charges), together with interest thereon at the Base Rate or Default Rate then applicable to the Revolving Loan prescribed in subsection
2.4 above, shall be part of the Obligations, payable on demand and secured by the Collateral.

     12.4 Custody and Preservation of Collateral. The Agent and the Lenders shall be deemed to have exercised reasonable care in the custody and preservation of any of the Collateral in their possession if Agent and/or any such Lender takes such action for that purpose as the Company shall request in writing, but failure by the Agent and the Lenders to comply with any such request shall not of itself be deemed a failure to exercise reasonable care, and no failure by the Agent or the Lenders to preserve or protect any right with respect to such Collateral against prior parties, or to do any act with respect to the preservation of such Collateral not so requested by the Company, shall of itself be deemed a failure to exercise reasonable care in the custody or preservation of such Collateral.

     12.5 Reliance by the Agent and the Lenders. All covenants, agreements, representations and warranties made herein or in any of the other Financing Agreements by each Borrowers shall, notwithstanding any investigation by the Agent or the Lenders, be deemed to be material to and to have been relied upon by the Agent and the Lenders.

     12.6 Parties and Assignment. Whenever in this Agreement reference is made to any of the parties hereto, such reference shall be deemed to include, wherever applicable, a reference to the successors and assigns of each Borrower, the Agent and each of the Lenders. Notwithstanding the foregoing, none of the Borrowers may sell, assign or transfer this Agreement, or the other Financing Agreements or any portion thereof, including without limitation its rights, titles, interests, remedies, powers and/or duties hereunder or thereunder.

     12.7 Applicable Law; Severability. This Agreement and the other Financing Agreements have been submitted to the Agent and the Lenders at Agent's office in

St. Louis, Missouri, and this Agreement and the other Financing Agreements, shall not be binding upon the Agent and the Lenders or effective until accepted by the Agent and the Lenders and shall be construed in all respects in accordance with, and governed by, all of the provisions of the laws of the State of Missouri and by the other internal laws (as opposed to conflicts of law provisions) of the State of Missouri, except for the perfection and enforcement of security interests and liens in other jurisdictions which shall be governed by the laws of those jurisdictions. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Agreement.

     12.8   SUBMISSION  TO   JURISDICTION;   WAIVER  OF  JURY  AND  BOND.   EACH
- ---------------------------------------------------  BORROWER HEREBY CONSENTS TO
THE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED WITHIN THE CITY OR COUNTY OF ST. LOUIS, STATE OF MISSOURI, AND IRREVOCABLY AGREES THAT, SUBJECT TO THE AGENT'S SOLE AND ABSOLUTE ELECTION, ALL ACTIONS OR PROCEEDINGS RELATING TO THIS AGREEMENT OR THE OTHER FINANCING AGREEMENTS SHALL BE LITIGATED IN SUCH COURTS, AND EACH BORROWER WAIVES ANY OBJECTION WHICH IT MAY HAVE BASED ON IMPROPER VENUE OR FORUM ----- NON CONVENIENS TO THE CONDUCT OF ANY PROCEEDING IN ANY SUCH COURT AND -------------- WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT, AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE BY MAIL OR MESSENGER DIRECTED TO IT AT THE ADDRESS SET FORTH IN SUBSECTION 12.13 BELOW AND THAT SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED UPON THE EARLIER OF ACTUAL RECEIPT OR FIVE
(5) DAYS AFTER THE SAME SHALL HAVE BEEN POSTED. THE AGENT, EACH LENDER AND EACH BORROWER ACKNOWLEDGES THAT THE TIME AND EXPENSE REQUIRED FOR TRIAL BY JURY EXCEED THE TIME AND EXPENSE REQUIRED FOR A BENCH TRIAL AND EACH HEREBY WAIVES, TO THE EXTENT PERMITTED BY LAW, TRIAL BY JURY, AND WAIVE ANY BOND OR SURETY OR SECURITY UPON SUCH BOND WHICH MIGHT, BUT FOR THIS WAIVER, BE REQUIRED OF THE AGENT AND/OR THE LENDERS. NOTHING CONTAINED IN THIS SUBSECTION 12.8 SHALL AFFECT THE RIGHT OF THE AGENT TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF THE AGENT TO BRING ANY ACTION OR PROCEEDING AGAINST ANY BORROWER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

     12.9 Marshalling. The Agent and the Lenders shall be under no obligation to marshall any assets in favor of any Borrower or any other party or against or in payment of any or all of the Obligations.

     12.10 Subsection Titles. The section titles contained in this Agreement shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties.

     12.11 Continuing Effect. This Agreement, the Agent's security interests in the Collateral for the benefit of Lenders, and all of the other Financing Agreements shall continue in full force and effect so long as any Oblibations shall be owed to Agent or any of the Lenders, and (even if there shall be no Obligations outstanding) so long as this Agreement has not been terminated; provided, however, that the Borrowers' obligations to indemnify the Agent and the Lenders shall continue notwithstanding any termination of this Loan Agreement.

     12.12  Incorporation  by Reference.  The provisions of the other  Financing
Agreements are incorporated in this Agreement by this reference. Except as otherwise provided in this Agreement and except as otherwise provided in the other Financing Agreements by specific reference to the applicable provision of this Agreement, if any provision contained in this Agreement is in conflict with, or inconsistent with, any provisions in the other Financing Agreements, the provision contained in this Agreement shall govern and control.

     12.13 Notices. Except as otherwise expressly provided herein, any notice required or desired to be served, given or delivered hereunder shall be in writing, and shall be deemed to have been validly served, given or delivered five (5) days after deposit in the United States mails, with proper postage prepaid, or upon delivery by courier or upon transmission by telex, telecopy or similar electronic medium to the following addresses:

                           (a)      If to Borrowers:

                                    c/o The Shaw Group Inc.
                                    11100 Mead Road
                                    Baton Rouge, Louisiana  70815
                                    Attention:  James M. Bernhard, Jr.

                           (b)      If to Agent:

                                    Mercantile Business Credit Inc.
                                    100 S. Brentwood, Suite 500
                                    St. Louis, Missouri  63105
                                    Attention:  Paul Piechowski

                           (c)      If to Lenders:

                                    City National Bank of Baton Rouge
                                    P. O. Box 1231
                                    Baton Rouge, Louisiana  70821
                                    Attention:  Mark Bensabat

                                    Mercantile Business Credit Inc.
                                    100 S. Brentwood, Suite 500
                                    St. Louis, Missouri  63105
                                    Attention:  Paul Piechowski

                                    Hibernia National Bank
                                    333 Travis Street, Third Floor
                                    Shreveport, Louisiana  71161
                                    Attention:  David A. Holden

                                    Union Planters Bank of Louisiana
                                    P. O. Box 2710
                                    Baton Rouge, Louisiana  70821-2710
                                    Attention:  Mark Phillips

or to such other addresses as each party designates to the other in the manner herein prescribed.

     12.14 Waivers With Respect to Other Instruments. Each Borrower waives presentment, demand and protest and notice of presentment, demand and protest, default, nonpayment, maturity, release, compromise, settlement, extension or renewal of any or all commercial paper, Accounts, contract rights, documents, instruments, chattel paper and guaranties at any time held by the Agent or any of the Lenders on which such Borrower may in any way be liable and hereby ratifies and confirms whatever the Agent or any such Lender may do regarding the enforcement, collection, compromise, or release thereof.

     12.15 Retention of Each Borrower's Documents. The Agent and the Lenders may destroy or otherwise dispose of all documents, schedules, invoices or other papers delivered to the Agent and the Lenders hereunder in accordance with customary lending practices unless the applicable Borrower requests in writing that same be returned. Upon such Borrower's request and at the Borrowers' expense, the Agent and the Lenders shall return such papers when the Agent's or such Lender's actual or anticipated need for same has terminated.

     12.16 Entire Agreement. This Agreement, including all exhibits and other documents attached hereto or incorporated by reference herein, constitutes the entire agreement of the parties with respect to the subject matter hereof and supersedes all other understandings, oral or written, with respect to the subject matter hereof.

     12.17 NOTICE: ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FOREBEAR FROM ENFORCING REPAYMENT OF A DEBT, INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT, ARE NOT ENFORCEABLE. TO PROTECT BORROWERS, THE AGENT AND THE LENDERS FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS BORROWERS, THE AGENT AND THE LENDERS REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENTS BETWEEN BORROWERS, THE AGENT AND THE LENDERS, EXCEPT AS BORROWERS, THE AGENT AND THE LENDERS MAY LATER AGREE IN WRITING TO MODIFY SUCH AGREEMENT.

     12.18 Equitable Relief. Each Borrower recognizes that, in the event such Borrower fails to perform, observe or discharge any of its Obligations under this Agreement, any remedy at law may prove to be inadequate relief to the Agent and the Lenders; therefore, each Borrower agrees that the Agent and the Lenders, if the Agent or any such Lender so requests, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

     IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year first above written.

     EACH BORROWER ACKNOWLEDGES THAT IT HAS BEEN ADVISED BY COUNSEL OF ITS CHOICE WITH RESPECT TO THIS LOAN AGREEMENT AND THE TRANSACTIONS CONTEMPLATED HEREBY, AND EACH BORROWER ACKNOWLEDGES AND AGREES THAT (I) EACH OF THE WAIVERS SET FORTH HEREIN, INCLUDING, WITHOUT LIMITATION, THOSE WAIVERS SET FORTH IN SUBSECTIONS 9.5, 9.6, 10.4 AND 12.8 HEREOF WERE KNOWINGLY AND VOLUNTARILY MADE;
(II) THE OBLIGATIONS OF THE AGENT AND THE LENDERS HEREUNDER, INCLUDING THE OBLIGATION TO ADVANCE AND LEND FUNDS TO EACH BORROWER IN ACCORDANCE HEREWITH, SHALL BE STRICTLY CONSTRUED AND SHALL BE EXPRESSLY SUBJECT TO EVERY BORROWERS' COMPLIANCE IN ALL RESPECTS WITH THE TERMS AND CONDITIONS HEREIN SET FORTH; AND
(III) NO REPRESENTATIVE OF THE AGENT OR ANY LENDER HAS WAIVED OR MODIFIED ANY OF THE PROVISIONS OF THIS AGREEMENT AS OF THE DATE HEREOF AND NO SUCH WAIVER OR MODIFICATION FOLLOWING THE DATE HEREOF SHALL BE EFFECTIVE UNLESS MADE IN ACCORDANCE WITH SUBSECTION 12.1 HEREOF.

                                              Agent:

                                              MERCANTILE BUSINESS CREDIT INC.



                                              By:
                                              Title:


Maximum Pro Rata Shares:                      Lenders:

Revolving Loans:                              MERCANTILE BUSINESS CREDIT INC.
$21,875,000.00
Term Loans:
$3,125,000.00
                                              By:
                                              Title:

Revolving Loans:                               CITY NATIONAL BANK OF BATON ROUGE
$17,500,000.00
Term Loans:
$2,500,000.00
                                               By:
                                               Title:


Revolving Loans:                               HIBERNIA NATIONAL BANK
$17,500,000.00
Term Loans:
$2,500,000.00
                                               By:
                                               Title:


Revolving Loans:                               UNION PLANTERS BANK OF LOUISIANA
$13,125,000.00
Term Loans:
$1,875,000.00                                  By:
                                               Title:


                                               Company:

                                               THE SHAW GROUP INC.
ATTEST (SEAL)


                                               By:
Secretary                                      Title:


                                               Borrowing Subsidiaries:

                                               B.F. SHAW, INC.
ATTEST (SEAL)


                                               By:
Secretary                                      Title:

                                                NATIONAL FABRICATORS, INC.
ATTEST (SEAL)


                                                By:
Secretary                                       Title:


                                                FVF, INCORPORATED
ATTEST (SEAL)


                                                By:
Secretary                                       Title:


                                                SUNLAND FABRICATORS, INC.
ATTEST (SEAL)


                                                By:
Secretary                                       Title:


                                                SHAW-FRONEK FABRICATION, INC.
ATTEST (SEAL)


                                                By:
Secretary                                       Title:


                                                FRONEK ENGINEERING
ATTEST (SEAL)                                   AND CONSULTING, INC.


                                                By:
Secretary                                       Title:

                                              SHAW INTERNATIONAL, INC.
ATTEST (SEAL)


                                              By:
Secretary                                     Title:


                                              SHAW INDUSTRIAL SUPPLY CO., INC.
ATTEST (SEAL)


                                              By:
Secretary                                     Title:


                                              WORD INDUSTRIES FABRICATORS, INC.
ATTEST (SEAL)

                                              By:
Secretary                                     Title:



                                              ALLOY PIPING PRODUCTS, INC.
ATTEST (SEAL)


                                              By:
Secretary                                     Title:

                 EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE


                                 (UNAUDITED)                   (UNAUDITED)
                              Three Months Ended            Nine Months Ended
                                   May 31,                       May 31,
                            1996          1995           1996           1995
                         ----------    ---------       ---------     ----------
Weighted average
    number of common
    shares outstanding*   9,480,047     8,552,000       8,920,962     8,552,000
                         ----------    ----------      ---------     ----------

Net income               $2,445,369    $1,591,914      $5,953,714    $2,272,602
                         ==========    ==========      ==========    ==========

Earnings per common
     share              $       .26    $      .19      $       .67   $      .27
                        ===========    ==========      ===========   ==========


*Outstanding stock options did not materially affect earnings per share at such dates.