Form 10-K
period 1996-08-31
SHAW GROUP INC
filed 1996-11-27
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 1996

                                                          or
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                         Commission File Number 0-22992

                               THE SHAW GROUP INC.
             (Exact name of registrant as specified in its charter)

               LOUISIANA                                        72-1106167
    (State or other jurisdiction of incorporation or         (I.R.S. Employer
     organization)                                        Identification Number)

         11100 Mead Road, Second Floor                               70816
         Baton Rouge, Louisiana                                   (zip code)
         (Address of principal executive offices)

                                 (504) 296-1140
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: Common stock, no par value.

         Securities registered pursuant to Section 12(g) of the Act:  None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at October 31, 1996 was approximately $136,503,910.

         The number of shares of the Registrant's common stock, no par value, outstanding at November 19, 1996 was 9,524,552.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be prepared for use in connection with the registrant's 1997 Annual Meeting of Shareholders to be held in January 1997 will be incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.  Business

General

         The Shaw Group Inc. ("Shaw" or the "Company") is a leading supplier of industrial piping systems for new construction and retrofit projects throughout the world, primarily for customers in the electric power, refining and chemical industries. Shaw is committed to being the "total piping resource" for its customers by offering comprehensive design and engineering services, piping system fabrication, manufacturing and sale of specialty pipe fittings and design and fabrication of pipe support systems.

     The Company was founded in 1987 by current management and subsequently purchased the assets of Benjamin F. Shaw Company, a century-old pipe fabricator. The Company has increased its revenues from $29.3 million in the fiscal year ended August 31, 1988 to $222.0 million in the fiscal year ended August 31, 1996 ("fiscal 1996"), both increasing its domestic and international business. Through internal expansion and a series of strategic acquisitions, the Company has expanded its fabrication capacity, increased its bending capabilities and broadened its piping system products and services. These actions have provided the Company with the ability to achieve substantial economies of scale in purchasing, manufacturing and transporting fabricated products and the ability to provide customers with complete piping systems.

         The Company believes it has earned a reputation as an efficient, low-cost supplier of complex piping systems as a result of several competitive advantages. Specifically, the Company coordinates and integrates project engineering and fabrication processes in order to maximize overall efficiency in time, cost and performance. In addition, the Company's significant investment in state-of-the-art induction bending equipment provides it with time, labor and raw material savings as compared to traditional fabrication methods. Shaw also manufactures specialty pipe fittings, pipe hangers and other pipe products. This manufacturing capability has served to reduce the Company's supply costs and enhance its overall piping package. The Company utilizes its proprietary software technology to enhance the planning and scheduling efforts of its customers, helping to reduce total installed costs and project cycle times.

Forward-Looking Statements and Associated Risks

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including statements regarding, among other items, (i) the Company's growth strategies, including its intention to make acquisitions; (ii) anticipated trends in the Company's business; and (iii) the Company's intention to enter into satisfactory contracts with its customers, including Alliance Agreements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other things, the following factors: (i)
adverse economic conditions; (ii) the impact of competitive products and pricing; (iii) product demand and acceptance risks; (iv) the presence of competitors with greater financial resources; (v) costs and financing difficulties; and (vi) delays or difficulties in the production, delivery or installation of products, including a lengthy strike or other work stoppage by the Company's union employees at any of the Company's facilities. In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Subsequent Event

         On October 24, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of 2,659,118 shares of Common Stock. Of the shares offered, 2,000,000 shares will be offered by the Company and 659,118 shares will be offered by certain selling shareholders. The net proceeds to the Company from the sale of 2,000,000 shares of Common Stock will be used to repay outstanding amounts on the Company's line of credit, which is generally used by the Company for working capital purposes. Approximately $12.0 million of the Company's line of credit was used to fund a portion of the acquisition costs of Word and APP. Pending the use of the net proceeds from the Offering, such funds will be invested in short-term, interest-bearing, investment-grade securities.

Fiscal 1996 Developments

         On January 16, 1996, the Company purchased certain assets and assumed certain liabilities of Word Industries Pipe Fabricating, Inc. ("Word"), TS&M Corporation and T.N. Word and certain of Mr. Word's family members. The acquisition of Word increased the Company's production capacity and added a facility in Tulsa, Oklahoma. The total purchase price related to the acquisition was approximately $4.2 million, consisting of the issuance of 385,000 shares of the Company's Common Stock valued at $3.4 million and cash of approximately $750,000. See Note 3 of the Notes to Consolidated Financial Statements.

         Effective March 1, 1996, the Company acquired all of the outstanding capital stock of Alloy Piping Products, Inc. ("APP"), a leading United States manufacturer of specialty stainless and carbon steel pipe fittings and other stainless pipe products, and the assets of an APP-related entity, Speedline. In connection with the acquisition of APP, the Company issued 541,177 shares of the Company's Common Stock valued at $6.8 million and paid cash of $11.6 million. See Note 3 of the Notes to Consolidated Financial Statements.

     As of August 5, 1996, Shaw entered into an agreement to acquire NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. In connection with the acquisition, pursuant to the acquisition agreement as it is proposed to be amended, the Company expects to issue up to an aggregate of 366,790 shares of the Company's Common Stock in exchange for NAPTech, Inc. and the 335,000 square foot facility that NAPTech, Inc. currently leases from a related entity (collectively, "NAPTech"). For the fiscal years ended March 29, 1996 and March 31, 1995, NAPTech, Inc. reported revenues of $24.9 million and $21.7 million, respectively, and net losses of $3.1 million and $224,000, respectively. In addition, at June 30, 1996, NAPTech has an accumulated deficit of $6.1 million and, for the three months ended June 30, 1996, net cash used by operating activities of $2.0 million. Though NAPTech has experienced historical operating and liquidity difficulties, the Company does not expect such difficulties to continue after the NAPTech acquisition due in part to the Company's materials purchasing power and fabrication expertise. The Company expects benefits from the acquisition of NAPTech to include, among other things, increased fabrication capacity and additional induction pipe bending capabilities. In addition, NAPTech estimates it had a backlog of approximately $39.0 million at August 31, 1996, which primarily consisted of a large mining industry project. The acquisition of NAPTech is subject to various conditions, including, without limitation, the approval of Shaw's Board of Directors and NAPTech's shareholders, as well as necessary regulatory approvals. If consummated, the acquisition of NAPTech will be accounted for as a pooling of interests and, accordingly, will result in a restatement of the Company's financial statements for the year ended August 31, 1994 and subsequent periods. Although there can be no assurance that the acquisition of NAPTech will be completed, the Company currently anticipates that the acquisition will be consummated on or before December 31, 1996.

Industry Overview

         The industrial pipe fabrication industry provides piping systems for new construction and retrofit projects in the electric power, refining, chemical and other industries, including the gas processing, pulp and paper, pharmaceutical and food processing industries. The Company estimates that prefabricated piping systems account for approximately 3% of the total costs of a new construction project and are crucial components of each project. The Company divides the industry into two major segments, the electric power industry segment and the process industry segment. The refining and chemical sectors represent the largest portion of the process industry segment.

         The domestic pipe fabrication industry depends largely on new construction and retrofit projects in the chemical, refining, gas processing, pulp and paper, pharmaceutical, food processing and other industries. These industries have historically been cyclical in nature and vulnerable to general downturns in the economy. The chemical sector began to experience an upturn in mid-1995 driven by an increase in capital expenditures for capacity expansions and retrofits. This resulted in a significant improvement in the domestic pricing environment during fiscal 1996. Project activity in the chemical and refining sectors continues to be robust and the Company anticipates that a significant portion of domestic project work over the next several years will be generated by chemical plant expansions and refinery retrofits relating to the modernization of aging facilities and compliance with environmental regulations. Due to the minimal demand for new electric power plant construction in the United States, the electric power piping market in the United States consists almost exclusively of retrofits.

         In contrast to the domestic market, the international pipe fabrication market has exhibited significant growth over the last several years, and industry sources project this growth to continue. New construction represents the majority of work performed in the electric power sector overseas. Strong demand for electricity, particularly in underdeveloped and overpopulated areas of the world, has resulted in a significant increase in new power plant construction.

         Generally, United States pipe fabricators can fabricate electric power piping systems domestically and ship the finished goods to selected international markets less expensively than their major overseas competitors, due primarily to significantly lower labor costs than in certain other industrialized countries (principally Germany and Japan), greater availability of raw materials in the United States and a more favorable valuation of the United States dollar relative to certain foreign currencies. Typically, the Company's international competitors are divisions of large industrial firms.

         Most international projects require a certain percentage of "local content" sourcing. Therefore, non-critical or low pressure piping for electric power projects is frequently fabricated at the project site by local welders or in local fabrication facilities. The same is true for the chemical and refining sectors, which utilize less critical piping systems. In most areas of the Pacific Rim and South America, this work is performed at significantly lower labor costs. In order to bid more competitively for the process and low pressure piping portion of an overseas project, Shaw has established overseas facilities and has developed for delivery in January 1997 a portable induction bending machine that can be used on international job construction sites.

Products And Services

         As part of its commitment to being a "total piping resource" for its customers, the Company provides a complete range of piping products and services, including pipe fabrication, bending, engineering and design and pipe fittings manufacturing.

  Pipe Fabrication

         Shaw's core business is the fabrication of complex piping systems from raw material made of carbon steel, stainless and other alloys, as well as other materials, including nickel, titanium and aluminum. The Company produces prefabricated piping systems by cutting pipe to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. Shaw owns and operates six fabrication facilities in South Carolina, Louisiana, Oklahoma and Venezuela as well as a 49% interest in a joint venture fabrication facility in Bahrain. These seven fabrication facilities are capable of handling and fabricating pipe ranging in diameter from one inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. Prefabricated pipe assemblies up to 100 feet in length and weighing up to 45 tons can be processed by the Company.

         The Company's products must meet rigid quality control standards. In addition to visual inspection, the Company uses radiography, hydro testing, dye penetration and ultrasonic flaw detection to confirm that its products meet specifications. A significant portion of Shaw's work is the fabrication of "critical piping systems" for use in high pressure, high temperature or corrosive applications, including systems designed to withstand pressures of up to 2,700 pounds per square inch and temperatures of up to 1,020 degrees Fahrenheit.

  Bending

         Beginning in fiscal 1994, the Company began purchasing state-of-the-art induction bending equipment, which significantly increased the Company's capacity to fabricate piping systems, in both volume and complexity. In addition, on certain projects Shaw can substitute bends for the cutting of pipe and welding fittings, resulting in labor, time and raw material savings. Although the Company has historically been capable of bending pipe using traditional methods, such bending capabilities were limited with respect to pipe composition, diameter, wall thickness and bend characteristics. As a result, the Company generally was required to subcontract for more complex bends, particularly for pipes with large diameters and wall thicknesses.

     The market for pipe fabrication is increasingly moving in the direction of custom pipe bending according to the specifications of customers, since bending generally allows for significant reductions in labor, time and materials costs as compared to traditional means of fabrication. The Company believes its state-of-the-art equipment gives it a technological advantage in this growing segment of the market.

         The Company currently owns four induction pipe bending machines and has another machine on order. The Company believes its Cojafex model PB Special 16, currently on order and expected to be delivered in January 1997, will be the only portable machine of its class in existence and will allow the Company to perform multi-directional pipe bends at project sites around the world. The following table shows the locations and technical capabilities of the Company's pipe bending machines.

                                                    Pipe Bending Capabilities
                                                    -------------------------
                                                  Maximum Pipe   Maximum Pipe
          Model              Location             Diameter       Wall Thickness
          -----              --------             --------       --------------

Cojafex PB Special 16   Walker, Louisiana         16 inches        2.5 inches
Cojafex PB Special 16   Laurens, South Carolina   16 inches        2.5 inches
Cojafex PB Special 16   Tulsa, Oklahoma           16 inches        2.5 inches
Cojafex PB Special 16   Portable(1)               16 inches        2.5 inches
Cojafex PB-1200         Walker, Louisiana         48 inches        4.0 inches

(1)  Expected delivery in January 1997.

          In addition to the induction bending machines in the above table, the Company will acquire three additional machines in the proposed acquisition of NAPTech. Specifically, NAPTech's Clearfield, Utah facility has the following machines: a Cojafex model PB-1600, which is capable of bending pipe with diameters of up to 66 inches and wall thicknesses of up to 5 inches, a Cojafex model PB-850, which is capable of bending pipe with diameters of up to 34 inches and wall thicknesses of up to 3 inches; and a Cojafex model PB Special 12, which is capable of bending pipe with diameters of up to 12 inches and wall thicknesses of up to 3/4 of an inch. The acquisition of NAPTech is subject to various conditions, including the approval of Shaw's Board of Directors and NAPTech's shareholders, as well as necessary regulatory approvals. Although there can be no assurance that the acquisition of NAPTech will close, the Company currently anticipates that the acquisition will be consummated on or before December 31, 1996.

  Engineering and Design

          In 1994, as an integral part of its strategy of becoming a "total piping resource", the Company integrated engineering and design capabilities into its business for complex piping systems for electric power projects, mainly for the Company's customers outside the United States. Shaw also designs and engineers pipe hanger and support systems and specializes in engineering analyses of complex piping systems and related services, primarily for the electric power industry. These engineering, design and pipe support capabilities complement the Company's fabrication business, particularly for electric power projects, enabling the Company to provide more comprehensive piping packages with reduced overall lead times and lower total installed costs.

          The Company utilizes sophisticated plant design software to create virtual three-dimensional piping system models. The result is a clear, understandable picture of the complete project which allows clients to "walk through" the three-dimensional model for an accurate design review. The Company currently operates 28 workstations utilizing the plant design software at its offices in Englewood, New Jersey and Toronto, Canada.

          The Company's engineering capabilities are directly linked to the Company's fabrication shops and the Company's proprietary computer aided design system, SHAW-DRAW(TM). SHAW-DRAW(TM) converts customer design drawings to the Company's detailed production drawings in seconds, significantly reducing the lead time required before fabrication can begin and substantially eliminating detailing errors. The Company has also implemented SHAW-MAN(TM), which efficiently manages and controls the movement of all required materials into and through each stage of the fabrication process utilizing bar code technology. These proprietary programs enhance the planning and scheduling efforts for Shaw's customers, helping to reduce total installed costs and project cycle times.

  Pipe Fittings Manufacturing

          Shaw's manufacturing capabilities extend to specialty stainless, alloy and carbon steel pipe fittings for the electric power, refining, chemical and other industries, including the gas processing, pulp and paper, pharmaceutical and food processing industries. These fittings include stainless and other alloy elbows, tees, reducers and stub ends ranging in wall thicknesses from 1/2 to 12 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches. In addition to its manufacturing facility in Shreveport, Louisiana, Shaw has manufacturing outlets in New Jersey, North Carolina, Georgia, Louisiana, Texas, Oklahoma and Arizona, which also distribute pipe and fittings manufactured by third parties. Shaw's in-house manufacturing capabilities for pipe fittings further enhance the Company's piping package, enable the Company to realize greater efficiencies in the purchase of raw materials, help reduce overall lead times and lower total installed costs, and are additional steps in the Company's commitment to being a "total piping resource".

Markets

          The Company's principal markets are new construction and retrofits in the electric power, refining and chemical industries, both in the United States and internationally. The Company also historically has supplied piping systems to the gas processing, pulp and paper, pharmaceutical and manufacturing industries.

          The Company's sales for the two fiscal years ended August 31, 1996 by indusry were (in millions):

                                                 Year Ended August 31,
                                                 ---------------------
Industry Sector                                  1995             1996
---------------                                  ----             ----

Electric Power                                   $ 59.2          $ 86.7
Refining                                           39.2            62.4
Chemical                                           33.5            62.1
Other                                               3.4            10.8
                                                 ------          ------
                                                 $135.3          $222.0
                                                 ======          ======

          The Company's sales for the two fiscal years ended August 31, 1996 by geographic region were (in millions):

                                                 Year Ended August 31,
                                                 ---------------------
Geographic Region                                1995              1996
-----------------                                ----              ----

United States                                    $ 86.2           $146.3
Far East/Pacific Rim                               24.3             39.6
Middle East                                         4.2             21.4
Latin America                                      20.5              2.6
Europe                                              --               9.0
Other                                               0.1              3.1
                                                  -----            -----
                                                 $135.3           $222.0
                                                 ======           ======
          Prior to February 1994, the Company's international business was conducted exclusively from its plants in the United States. The Company believes that having fabrication facilities in certain key international locations will assist it in securing additional overseas work, specifically for chemical and refining projects, where the piping is generally fabricated at the project site or in a regional shop by local welders. The Company currently has a wholly owned subsidiary operating in Venezuela and a joint venture facility operating in Bahrain.

     Demand for the Company's products and services in Venezuela was low during the fiscal year ended August 31, 1996. The Company is encouraged by recent improvements in economic conditions in Venezuela; however, there can be no assurance that the Venezuelan operations will be profitable.

     In November 1993, the Company also entered into a joint venture agreement to construct and operate a fabrication facility in Bahrain. The Company's joint venture partner is Abdulla Ahmed Nass, a Bahrain industrialist. The Bahrainian joint venture facility is one of the first modern pipe fabrication facilities in the Middle East and has received the Gulf States Certification from the Gulf Cooperation Council. The Gulf States Certification enables the venture to export products to other Arab countries without payment of additional tariffs. For fiscal 1996, the joint venture had sales of $11.5 million and the Company's share of the joint venture's net earnings was approximately $100,000.

          In the future, the Company's use of joint venture relationships for foreign operations will be determined on a case-by-case basis depending on market, operational, legal and other relevant factors.

Contracts and Pricing

          The Company obtains orders through competitive bidding, negotiated contracts and awards under Alliance Agreements. The awarding of contracts is frequently not based exclusively on price but on the Company's reputation and ability to meet project deadlines.

          The Company's contracts are priced on either a "unit" or a "fixed" or "lump-sum" price basis. The majority of the Company's contracts are bid on a "unit" basis, pursuant to which the customer pays an agreed-upon rate for each individual service provided, such as a weld, radiograph inspection, bend or engineering revision, or the amount of inventory items used. Raw materials generally are billed to customers at published prices in effect at the date of the contract, and the Company generally obtains fixed pricing commitments from its suppliers at such time for most of the items necessary to complete the project. The Company thereby minimizes the risk of raw material price increases that may occur during the fabrication process.

          Substantially all of the Company's international projects are quoted on a "fixed" or "lump-sum" price basis. Increasingly, this type of contract is being requested by the Company's customers, particularly for international electric power projects. The Company generally does not quote the actual contract price until it has secured a fixed pricing commitment from its suppliers for most of the items necessary to complete the project, thereby minimizing any risk of price increases between the contract date and the time the project is completed.

          The Company also obtains work under Alliance Agreements, which are agreements that the Company enters into with its customers in order to expedite individual project contract negotiations through means other than the formal bidding process. These agreements are typically implemented by establishing a joint steering committee to provide guidance and direction on alliance issues. Normally this committee meets on a periodic basis to monitor alliance progress and assign resources to effect continuous improvements in the various work processes associated with project execution.

          Alliance Agreements allow the customer to achieve greater cost efficiency and reduced cycle times in the design and fabrication of complex piping systems for electric power, chemical and refinery projects. In addition, the Company believes that these agreements will provide Shaw with a steady source of new projects and help minimize the impact of short-term pricing volatility.

Backlog

          Shaw generally bids for projects that require delivery of piping systems over a period of three to eighteen months. The Company defines its backlog as a "working backlog", whereby only projects with a written commitment are included. Typically, electric power projects remain in the Company's backlog for at least nine months, depending on the size of the project or whether the Company is doing the design and engineering as well as the fabrication for a given project. Refining and chemical projects remain in the Company's backlog three to six months on average.

          On occasion, customers will cancel or delay projects for reasons out of the Company's control. Projects will remain in the Company's backlog for longer periods if delays occur. Historically, on average less than one percent of booked projects have been canceled from the Company's backlog or delayed for an extended period of time. This low cancellation rate is due to the fact that piping systems are one of the final steps in the construction of a project and are essential to the construction of these systems as a whole.

          The Company estimated its backlog at approximately $154.0 million at August 31, 1996, not including approximately $3.0 million in joint-venture backlog. This compares to approximately $101.0 million and $75.0 million at August 31, 1995 and 1994, respectively. The Company estimates that $141.8 million, or 92.1%, of its backlog at August 31, 1996 will be completed in fiscal 1997.

          The following table breaks out the percentage of backlog by industry sector and geographic region for the periods indicated:

                                                     At August 31,
                                                     -------------
                                          1994          1995         1996
                                          ----          ----         ----

Industry Sector:
Electric Power                             47%            51%          57%
Chemical                                   14             20           32
Refining                                   38             28           10
Other                                       1              1            1
                                          ----           ----         ----
                                          100%           100%         100%
Geographic Region:                        ====           ====         ====
Domestic                                     *            56%          34%
International                                *            44           66
                                                         ----         ----
                                                         100%         100%
                                                         ====         ====

*  Backlog by geographic region is not available for fiscal year 1994.

Customers and Marketing

          The Company's customers are principally major multi-national engineering and construction firms, equipment manufacturers and industrial corporations. For fiscal 1996, affiliates of Mitsubishi Heavy Industries Ltd. accounted for 12.3% of the Company's sales. No other customers represented more than 10% of the Company's sales for fiscal 1996.

          The Company's marketing is principally conducted through its own sales force, comprised of eleven employees. In addition, certain customers and territories are covered by independent representatives. The Company's sales force is paid a base salary plus an annual bonus, while independent representatives receive commissions.

Raw Materials and Suppliers

          The Company's principal raw materials are carbon steel, stainless and other alloy piping, which it obtains from a number of domestic and foreign primary steel producers. The Company believes that it is not generally dependent upon any one of its suppliers for raw materials, that the market is extremely competitive and that its relationship with its suppliers is good. Certain types of raw materials, however, are available from only one or a few specialized suppliers, and although the Company has not experienced any significant sourcing problems to date, there can be no assurance that sourcing problems will not occur in the future. Shaw purchases a majority of its piping directly from manufacturers. This eliminates the need for a distributor and results in lower costs to the Company. Because of the volume of these materials purchased, the Company is often able to negotiate advantageous purchase prices for steel piping. Certain items are kept in stock at each of the Company's facilities and are transported between facilities as required. The Company obtains more specialized materials from suppliers when required for a project. To date, the Company has not experienced any significant shortages or delays in obtaining raw materials.

          In recent months, the prices for carbon steel have increased. At the time of obtaining a contract, the Company generally obtains fixed pricing commitments from its suppliers for most of the items necessary to complete the project, thereby minimizing any risk of price increases that may occur during the fabrication process. See "Business--Contracts and Pricing".

Industry Certifications

          In order to perform fabrication and repairs of coded piping systems, the Company's domestic fabrication facilities have obtained the required American Society of Mechanical Engineers (ASME) stamp, and its Laurens, South Carolina and Walker, Louisiana facilities have obtained the National Board stamp. In addition, the Laurens, South Carolina facility is licensed to fabricate piping for nuclear power plants and is registered by the International Organization of Standards (ISO 9002), which is required to perform certain international work. The Company's engineering subsidiary is also registered by the International Organization of Standards (ISO 9001), as is its pipe support fabrication facility (ISO 9002).

Patents, Trademarks and Licenses

          The Company does not own any material patents, registered trademarks or licenses. However, the Company considers its design and project control systems, SHAW-DRAW(TM) and SHAW-MAN(TM), to be proprietary information of the Company.

Competition

          The Company experiences significant competition from a limited number of competitors in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators. Internationally, the principal competitors are divisions of large industrial firms. Some of the Company's competitors, especially in the international sector, have greater financial and other resources than the Company.

          Orders are obtained by the Company through competitive bidding, negotiated contracts and awards under Alliance Agreements. In a competitive bid, the awarding of contracts is frequently not based solely on price but also on the Company's reputation and ability to meet project deadlines.

Employees

     At November 25, 1996, the Company employed 1,862 full-time employees, 846 of whom are represented by the Union and 130 of whom worked in the Company's wholly owned subsidiary in Venezuela. In January 1993, the Company settled a dispute with the Union pursuant to which Shaw agreed to allow the Union to solicit membership at all of its non-union pipe fabricating facilities in the United States. To date, employees at four of the five United States pipe fabrication facilities of the Company have approved a Union contract.

     The Company believes that the current relationship with its employees and the Union is generally good. The Company is not aware of any circumstances that are likely to result in a work stoppage at any of its facilities, although the collective bargaining agreement with the Union for the Laurens, South Carolina facility expires on November 30, 1996, and the collective bargaining agreement with the Union for the Walker, Louisiana and Prairieville, Louisiana facilities expires on December 31, 1996. The Company experienced a union-initiated work stoppage of five days in 1992 relating to the expiration and renegotiation of a collective bargaining agreement covering the Company's B.F. Shaw, Inc. subsidiary in Laurens, South Carolina.

Environmental

          The Company is subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of waste materials and health and safety. These laws and regulations generally impose limitations and standards for certain pollutants or waste materials to obtain a permit and comply with various other requirements. In addition, under the Comprehensive Environmental Response,

Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws, the Company may be required to investigate and remediate hazardous substances. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis of allocation. The Company has not been notified that it is a potentially responsible party under CERCLA or any comparable state law at any site. The Company's foreign operations are also subject to various requirements governing environmental protection.

          The environmental, health and safety laws and regulations to which the Company is subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on the Company in the future. The Company believes that it is in substantial compliance with all applicable environmental, health and safety laws and regulations. However, with respect to environmental matters, the Company has not conducted environmental audits of all of its properties. To date, the Company's costs with respect to environmental compliance have not been material, and the Company does not anticipate any material environmental liability.

ITEM 2.  Properties

          The principal properties of the Company are as follows:

       Location                 Description                       Square Feet
       --------                 -----------                       -----------

Baton Rouge, LA           Corporate Headquarters                      20,000(1)
Laurens, SC               Fabrication Facility                       200,000
Prairieville, LA          Fabrication Facility                        60,000(1)
West Monroe, LA           Fabrication Facility                        70,000
Walker, LA                Fabrication Facility                       154,000
Maracaibo, Venezuela      Fabrication Facility                        45,000
Tulsa, OK                 Fabrication Facility                       158,600
Baton Rouge, LA           Distribution Facility                       30,000(1)
Englewood, NJ             Design and Engineering Headquarters         14,000(1)
Toronto, Canada           Design and Engineering Office                5,750(1)
Longview, TX              Pipe Support Fabrication Facility           28,000
Shreveport, LA            Manufacturing Facility                     385,000
Shreveport, LA            Pipe Storage Facility                       40,000

(1)  Leased facility.


          In addition to the above properties, the Company will obtain a 335,000 square foot fabrication facility located in Clearfield, Utah, upon successful completion of the proposed acquisition of NAPTech.

          The Bahrain joint venture leases a 94,000 square foot facility in Manama, Bahrain.

          The Company considers each of its current facilities to be in good operating condition and adequate for its present use.

ITEM 3.  Legal Proceedings

          The Company is involved in various lawsuits in the ordinary course of its business. Although the outcome of certain of these matters cannot be predicted, management believes, based upon information currently available, that none of such lawsuits, if adversely determined, would have a material adverse effect on its financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

          The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1996.


                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

          The Company's common stock, no par value (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "SGR". The Company delisted the Common Stock from the Nasdaq National Market on October 17, 1996, and the Common Stock commenced trading on the NYSE on October 18, 1996. The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market through October 17, 1996, and thereafter as reported by the NYSE, for the Company's two most recent fiscal years and for the current fiscal year to date.

                                                    High                Low
                                                    ----                ---

Fiscal year ended August 31, 1995
  First quarter                                  $12   3/4            $2 3/4
  Second quarter                                   6   1/4             3 7/8
  Third quarter                                    8 11/32             5 5/8
  Fourth quarter                                  10   1/4             7 1/2

Fiscal year ended August 31, 1996
  First quarter                                   $10 3/32            $8 1/4
  Second quarter                                   16  3/8             8 3/4
  Third quarter                                    20  5/8            14 1/4
  Fourth quarter                                   33  1/2            15 3/8

Fiscal year ending August 31, 1997
  First quarter (through November 25, 1996)       $37                $21 7/8

          The closing sale price of the Common Stock on November 25, 1996, as reported on the NYSE, was $26.25 per share. As of September 25, 1996, the Company had approximately 2,942 shareholders of record.

          The Company has not paid any dividends on the Common Stock and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no dividends are expected to be declared or paid on the Common Stock for the foreseeable future. The declaration of dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at the time; however, the Company is subject to certain prohibitions on the payment of dividends under the terms of existing credit facilities.

ITEM 6. Selected Consolidated Financial Data (in thousands, except per share data)

          The  following  table  presents,  for the  periods and as of the dates indicated, selected statement of income data and balance sheet data of the Company on a consolidated basis. The selected historical consolidated financial data for each of the three fiscal years in the period ended August 31, 1996 presented below have been derived from the Company's audited consolidated financial statements. Such data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                   TEN        TWELVE
                   MONTHS     MONTHS
                    ENDED      ENDED                      YEAR ENDED
                  AUGUST 31,  AUGUST 31,                  AUGUST 31,
                   1992(1)     1992(1)    1993     1994(4)   1995(5)    1996(6)
                   --------   --------  --------  --------  ---------   --------
Consolidated Statements of Income

Sales               $ 67,195  $ 84,438   $120,664  $113,177  $135,265   $222,017
                    ========  ========   ========  ========  ========   ========

Income before
   extraordinary
   item             $  2,562  $  3,369   $  4,213  $  3,008  $  4,266   $  8,776
                    ========  ========   ========  ========  ========   ========

Net income (3)      $  2,562  $  3,369   $  4,213  $  3,379  $  4,266   $  8,776
                    ========  ========   ========  ========  ========   ========

Earnings per
   common share
   (2) - Income
   before extra-
   ordinary item    $   .33   $   .44    $   .63   $   .39   $   .50    $    .94
                    =======   =======    =======   =======   =======    ========

   Net income (2)   $   .33   $   .44    $   .63   $   .44   $   .50    $    .94
                    =======   =======    =======   =======   =======    ========

Consolidated Balance Sheets

Total assets         $ 42,653           $ 67,352  $ 91,504  $106,368   $205,366
                     ========           ========  ========  ========   ========
Long-term debt
   and lease
   obligations
   net of current
   maturities       $  4,786            $  8,263  $  1,680  $  9,606   $ 32,158
                    ========            ========  ========  ========   ========

(1) During 1992, the Company changed its fiscal year end from October 31, to August 31. Historical financial data for the twelve months ended August 31, 1992 is presented to facilitate analysis and is unaudited.

(2) In connection with the initial public offering of the Company's common stock, the Company's shareholders approved a stock split and recapitalization on December 6, 1993 which caused the number of outstanding shares to increase from 4,567.5 to 5,602,000. For all periods, the per share data have been adjusted to give effect to the stock split.

(3) Includes minority interest in net income of subsidiary in 1992 of $15. Includes extraordinary gains of $371 in 1994.

(4) Includes the acquisition of Fronek Company, Inc. and F.C.I. Pipe Support Sales, Inc. in 1994. See Note 3 in "Notes to Consolidated Financial Statements."

(5) Includes the acquisition of the 50% interest of the other participant in the Company's joint venture located in Venezuela in Fiscal 1995. See
     Note 3 in "Notes to Consolidated Financial Statements."

(6) Includes the acquisition of Word and APP in 1996. See Note 3 in "Notes to Consolidated Financial Statements."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto and selected financial data, included elsewhere in this document.

Recent Acquisitions

          On April 29, 1994, the Company acquired the business of Fronek Company, Inc. ("FCI"), an engineering firm with offices located in Englewood, New Jersey and Toronto, Canada, and F.C.I. Pipe Support Sales, Inc. ("PSSI"), a pipe support fabrication facility located in Longview, Texas. These acquisitions were completed through the issuance of 75,000 shares of the Company's Common Stock valued at $1.4 million and cash of $2.1 million. In addition, the Company agreed to issue options to acquire up to 57,000 shares of the Company's Common Stock and make additional cash payments up to $300,000 based on the future earnings of the Company's subsidiaries managed by the former owner of FCI and PSSI through 1997. See Note 3 to the Company's Consolidated Financial Statements.

          On December 15, 1994, the Company acquired the 50% interest of the other participant in the Shaw-Formiconi joint venture located in Venezuela, together with the concurrent acquisition of certain land, buildings and other assets used by the venture. The total amount of the purchase price related to this acquisition, including the selling participant's share of joint venture profits, was approximately $2.9 million. The Company had previously accounted for its investment in the joint venture as an unconsolidated subsidiary under the equity method. Since December 15, 1994, the Venezuelan operation has operated as a wholly owned subsidiary and is included as a consolidated subsidiary in the Company's consolidated statements since that date. See Notes 3 and 5 to the Company's Consolidated Financial Statements.

          On January 16, 1996, the Company purchased certain assets and assumed certain liabilities of Word, TS&M Corporation and T.N. Word and certain of Mr. Word's family members. The acquisition of Word increased the Company's production capacity and added a facility in Tulsa, Oklahoma. The total purchase price related to the acquisition was approximately $4.2 million, consisting of the issuance of 385,000 shares of the Company's Common Stock valued at $3.4 million and cash of approximately $750,000. See Note 3 of the Notes to Consolidated Financial Statements.

          Effective March 1, 1996, the Company acquired all of the outstanding capital stock of APP, a leading United States manufacturer of specialty stainless and carbon steel pipe fittings and other stainless pipe products, and the assets of an APP-related entity, Speedline. In connection with the acquisition of APP, the Company issued 541,177 shares of the Company's Common Stock valued at $6.8 million and paid cash of $11.6 million. See Note 3 of the Notes to Consolidated Financial Statements.

     As of August 5, 1996, Shaw entered into an agreement to acquire NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. In connection with the acquisition, pursuant to the acquisition agreement as it is proposed to be amended, the Company expects to issue up to an aggregate of 366,790 shares of the Company's Common Stock in exchange for NAPTech, Inc. and the 335,000 square foot facility that NAPTech, Inc. currently leases from a related entity. For the fiscal years ended March 29, 1996 and March 31, 1995, NAPTech, Inc. reported revenues of $24.9 million and $21.7 million, respectively, and net losses of $3.1 million and $224,000, respectively. In addition, at June 30, 1996, NAPTech has an accumulated deficit of $6.1 million and, for the three months ended June 30, 1996, net cash used by operating activities of $2.0 million. Though NAPTech has experienced historical operating and liquidity difficulties, the Company does not expect such difficulties to continue after the NAPTech acquisition due in part to the Company's materials purchasing power and fabrication expertise. The Company expects benefits from the acquisition of NAPTech to include, among other things, increased fabrication capacity and additional induction pipe bending capabilities. In addition, NAPTech estimates it had a backlog of approximately $39.0 million at August 31, 1996, which primarily consisted of a large mining industry project. The acquisition of NAPTech is subject to various conditions, including, without limitation, the approval of Shaw's Board of Directors and NAPTech's shareholders, as well as necessary regulatory approvals. If consummated, the acquisition of NAPTech will be accounted for as a pooling of interests and, accordingly, will result in a restatement of the Company's financial statements for the year ended August 31, 1994 and subsequent periods. Although there can be no assurance that the acquisition of NAPTech will be completed, the Company currently anticipates that the acquisition will be consummated on or before December 31, 1996.

Results of Operations

     General

         The following table sets forth, for the periods indicated, the percentages of the Company's sales that certain income and expense items represent.

                                                     Year Ended August 31,
                                                     ---------------------
                                                   1994      1995       1996
                                                   ----      ----       ----

Sales                                            100.0%     100.0%      100.0%
Cost of sales                                     85.3       81.8        81.4
                                                 -----      -----       -----
Gross profit                                      14.7       18.2        18.6
General and administrative expenses               10.3       11.1        11.4
                                                 -----      -----       -----
Operating income                                   4.4        7.1         7.2
Interest expense                                  (1.5)      (2.1)       (1.8)
Other income, net                                  0.3        0.2         0.4
                                                 -----      -----       -----
Income before income taxes                         3.2        5.2         5.8
Provision for income taxes                         1.2        1.6         1.9
                                                 -----      -----       -----
Income before earnings (losses) from
  unconsolidated entities                          2.0        3.6         3.9
Earnings (losses) from unconsolidated entities     0.7       (0.4)        0.1
                                                 -----      -----       -----
Income before extraordinary item                   2.7        3.2         4.0
Extraordinary item, less applicable income taxes   0.3         --          --
                                                 -----      -----       -----
Net income                                         3.0%       3.2%        4.0%
                                                 =====      =====       =====

     Fiscal 1996 Compared to Fiscal 1995


          Sales increased $86.7 million, or 64.1%, for fiscal 1996 to $222.0 million from $135.3 million for fiscal 1995. This increase was due primarily to increased sales for projects in the domestic chemical and refinery sectors and the international power sector, as well as to the acquisitions of Word and APP, which contributed approximately $15.6 million and $24.9 million, respectively, in sales from their respective dates of acquisition.

          The Company's sales by geographic region were as follows:

                                    Fiscal 1995                 Fiscal 1996
                               --------------------      ----------------------
                               (in millions)     %       (in millions)      %
                               -------------    ---      -------------     ----
Geographic Region:
  U.S.A.                       $ 86.2        63.7%        $146.3         65.9%
  Far East/Pacific Rim           24.3        18.0           39.6         17.8
  Middle East                     4.2         3.1           21.4          9.6
  Latin America                  20.5        15.2            2.6          1.2
  Europe                           --          --            9.0          4.1
  Other                           0.1         0.0            3.1          1.4
                               ------       -----          -----        -----
                               $135.3       100.0%        $222.0        100.0%
                               ======       =====         ======        =====

          The Company's sales by industry sector were as follows:

                               Fiscal 1995                    Fiscal 1996
                         ---------------------         -----------------------
                         (in millions)      %           (in millions)      %
                         -------------    ----         -------------     -----
Industry Sector:
  Power                  $ 59.2            43.8%        $ 86.7            39.0%
  Refining                 39.2            29.0           62.4            28.1
  Chemical                 33.5            24.7           62.1            28.0
  Other                     3.4             2.5           10.8             4.9
                         ------           -----         ------           -----
                         $135.3           100.0%        $222.0           100.0%
                         ======           =====         ======           =====

          The gross margin for fiscal 1996 increased to 18.6% from 18.2% for the prior year. The increase was attributable primarily to the increase in international projects with their generally higher profit margins, improvement in pricing in the domestic market and contributions from the APP and Word subsidiaries. These improvements in gross margins were offset to a large extent by a substantial decrease in sales and gross profits from the company's Venezuelan facility, which historically has achieved higher gross margin percentages than the Company's domestic subsidiaries. The Company does not expect significant contributions in sales or profits, if any, from its Venezuelan subsidiary until at least the second quarter of fiscal 1997.

          General and administrative expenses were $25.2 million for fiscal 1996, compared to $15.0 million for the prior year. The $10.2 million increase was due primarily to the integration of Word and APP into Shaw's business and to the variable costs associated with the increased sales.

          Interest expense for fiscal 1996 was $4.0 million, up 40.3% from the $2.8 million incurred in fiscal 1995, primarily due to increased borrowing resulting from the expansion of business, billing delays, and the acquisitions of APP and Word in 1996. Beginning in the fourth quarter of fiscal 1995, the Company has benefitted from new loan and security agreements with commercial lenders and insurance companies, as well as an industrial revenue bond financing, that reduced overall interest rates applicable to the Company and helped reduce the impact of the aforementioned increased borrowings.

          The Company's effective tax rates for fiscal 1996 and 1995 were 32.7% and 31.4%, respectively. The increase in the fiscal 1996 tax rates, as compared to the same period the prior year, was primarily due to an increased proportion of the Company's net profit in the domestic market due in part to the integration of APP and Word into the Company's operations.

     Fiscal 1995 Compared to Fiscal 1994

          Sales increased by 19.5% for fiscal 1995 to $135.3 million from $113.2 million for fiscal 1994. Gross profit increased 48.2% to $24.7 million for fiscal 1995 from $16.7 million for fiscal 1994. Both sales and gross profits were positively impacted by the increase in international sales which have historically generated higher profit margins. International sales for fiscal 1995 included $9.4 million of sales by the Company's Venezuelan subsidiary, which became a wholly owned subsidiary in December 1994. In addition, fiscal 1995 sales included $10.2 million of sales by the Company's engineering and pipe support fabrication subsidiaries, which were acquired in April 1994.


         The Company's  sales by geographic region were as follows:

                                                Fiscal 1995
                                       ----------------------------
                                       (in millions)             %
                                       -------------           ----
Geographic Region:
  U.S.A.                              $ 86.2                   63.7%
  Far East/Pacific Rim                  24.3                   18.0
  Middle East                            4.2                    3.1
  Latin America                         20.5                   15.2
  Other                                  0.1                    0.0
                                       -----                  -----
                                      $135.3                  100.0%
                                      ======                  =====

     International sales by geographic region are not available for fiscal 1994.


          The Company's sales by industry sector were as follows:

                               Fiscal 1994                 Fiscal 1995
                         ---------------------         ------------------
                         (in millions)      %         (in millions)    %
                         -------------    ----        -------------  ----
Industry Sector:
  Power                   $ 57.7          51.0%         $ 59.2       43.8%
  Refining                  31.7          28.0            39.2       29.0
  Chemical                  20.4          18.0            33.5       24.7
  Other                      3.4           3.0             3.4        2.5
                          ------         -----          ------      -----
                          $113.2         100.0%         $135.3      100.0%
                          ======         =====          ======      =====

          Gross margins for fiscal 1995 increased to 18.2% from 14.7% for fiscal 1994. This increase was due to higher margins on international projects, primarily attributable to work performed by the Company's Venezuelan subsidiary, as well as improvement in the domestic market in the third and fourth quarters of fiscal 1995. Fiscal 1994 gross margins were down due to a number of domestic projects that were adversely affected by competitive pricing, quick delivery requirements and/or productivity difficulties. These factors also impacted gross margins for the first and second quarters of fiscal 1995.

          General and administrative expenses for fiscal 1995 increased by $3.4 million to $15.0 million as compared to $11.6 million in fiscal 1994. This increase was due primarily to $1.5 million in additional overhead attributable to the Company's engineering and pipe support fabrication subsidiaries and a $1.2 million increase in overhead relating to the Company's international operations. The remaining $700,000 increase was due primarily to variable costs associated with increased sales levels.

          The Company's effective tax rates for fiscal 1995 and fiscal 1994 were 31.4% and 38.2%, respectively. The decrease in fiscal 1995 from fiscal 1994 was primarily due to tax benefits derived from export sales and lower state income taxes.

Liquidity and Capital Resources

          Net cash used in operations was $20.0 million for fiscal 1996, compared to net cash provided by operations of $5.5 million for fiscal 1995. For fiscal 1996, net cash used in operations was a result primarily of increases of $16.1 million in receivables and $21.1 million in inventories, partially offset by an increase of $8.3 million in accounts payable.

          The increase in receivables was primarily attributable to a higher volume of sales activity for fiscal 1996. During the year, the Company experienced some billing delays due to an increased number of contracts with intricate and time consuming billing provisions. At the end of fiscal 1996, there has been a shift in the contract mix, and the Company has substantially eliminated these billing delays.

          Inventories increased due to the procurement of material for current and future sales activities, which are expected to exceed historical levels, based upon the Company's backlog at August 31, 1996 of approximately $154.0 million. The increase in inventories was primarily financed by the increase in accounts payable and increases in the Company's revolving credit agreement.

          Net cash used in investing activities was $25.6 million for fiscal 1996, compared to $2.7 million for fiscal 1995. During fiscal 1996, the Company invested $0.8 million in cash in connection with the acquisition of Word and a net $8.7 million of cash in connection with the acquisition of APP. In addition, the Company purchased $18.1 million of property and equipment in fiscal 1996. Major property and equipment purchases include $2.3 million for an induction bending machine for the Company's subsidiary in Laurens, South Carolina; $2.6 million for an induction bending machine and $2.8 million of facility expansion for the Company's subsidiary in Walker, Louisiana; $2.0 million of assets at the Company's Venezuelan subsidiary; and $3.7 million of transportation equipment.

          Net cash provided by financing activities was $48.8 million for fiscal 1996, compared to $2.6 million used for fiscal 1995. For fiscal 1996, $30.5 million of cash was provided from the Company's revolving line of credit facility under the Company's loan and security agreement with its commercial lenders. The revolving line of credit facility has been used generally to provide working capital and fund fixed asset purchases and acquisitions. During fiscal 1996, the Company borrowed $21.1 million in term debt. The borrowings were used primarily to refinance $5.8 million of APP's debt, pay down $3.8 million of revolving debt and purchase two induction bending machines aggregating $4.9 million and transportation equipment totaling $2.8 million.

     Concurrent with the acquisition of APP, the Company amended its loan and security agreement with its commercial lenders to provide for a revolving line of credit of up to $70.0 million, depending upon the Company's collateral base (which consists primarily of certain eligible amounts of receivables and inventory) and up to $10.0 million in term loans at an interest rate based upon, at the Company's option, either the London Interbank Offering Rate ("LIBOR") plus 85 to 200 basis points or prime rate plus zero to 75 basis points, depending on certain financial ratios. Pursuant to the amended loan and security agreement, the Company makes daily draws against the line of credit to fund its cash disbursements. Repayments to the line of credit are made through a lockbox arrangement as the Company's customers remit payments on outstanding accounts receivable. The line of credit facility expires on March 31, 1999, and the term loans expire on March 31, 2001. The effective interest rate at August 31, 1996 for the line of credit and the term loans was 7.0%.

          In September 1995, the Company obtained industrial development bond financing of $4.0 million. Approximately $2.3 million of the bond proceeds were used to purchase a bending machine for the Laurens, South Carolina facility in November 1995. The remaining balance is held in short-term marketable securities until used for other capital improvements at such facility. The loan is due September 1, 2005 and is secured by a letter of credit issued under the loan and security agreement with the Company's commercial lenders. The loan has a variable interest rate, with the effective interest rate at August 31, 1996 being 3.95%.

          In addition, since February 29, 1996, the Company has obtained an aggregate of $16.9 million in term loans from a commercial lender and an insurance company. The loans, which are secured by equipment, and real estate, have terms ranging from five to seven years and variable interest rates based upon LIBOR plus 160 basis points and 30-day commercial paper rates plus 190 and 235 basis points for the equipment and real estate loans, respectively. The effective rates at November 25, 1996 ranged from 7.10% to 7.74%.

          On October 24, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of 2,659,118 shares of Common Stock. Of the shares offered, 2,000,000 shares will be offered by the Company and 659,118 shares will be offered by certain selling shareholders. The net proceeds to the Company from the sale of 2,000,000 shares of Common Stock will be used to repay outstanding amounts on the Company's line of credit, which is generally used by the Company for working capital purposes. Approximately $12.0 million of the Company's line of credit was used to fund a portion of the acquisition costs of Word and APP. Pending the use of the net proceeds from the Offering, such funds will be invested in short-term, interest-bearing, investment-grade securities.

          The Company believes that its current financing arrangements are sufficient to support its operations for the foreseeable future.

Material Changes in Financial Condition

          The Company's current assets increased by $64.4 million from $80.6 million at August 31, 1995 to $145.0 million at August 31, 1996. The increase resulted primarily from increases in inventories of $38.0 million and accounts receivable of $23.0 million. Receivables increased primarily due to increased sales levels and acquisitions, and inventories increased primarily due to current and future production requirements and acquisitions. At August 31, 1996, approximately $23.4 million of the inventories and $9.5 million of the receivables were attributable to the newly acquired Word and APP subsidiaries.

          Property and equipment increased by $33.7 million to $60.1 million at August 31, 1996 from $26.4 million at August 31, 1995. This increase resulted primarily from the $12.3 million of property and equipment acquired in the acquisition of APP, the $5.4 million of property and equipment acquired in the acquisition of Word, the purchase of two induction bending machines aggregating $4.9 million, $4.8 million in fixed asset additions relating to the expansion of the facilities for the Company's subsidiaries in Walker, Louisiana and Venezuela, and transportation equipment of $3.7 million.

          The Company's current liabilities increased $54.8 million from $40.6 million at August 31, 1995 to $95.4 million at August 31, 1996. The increase is due primarily to increases of $35.3 million in the revolving line of credit and $10.7 million in accounts payable. The increases in accounts payable and the revolving line of credit were used to finance the Company's increase in accounts receivable, inventories, fixed asset purchases and acquisitions.

Financial Accounting Standards Board Statements

          In December 1990, Statement of Financial Accounting Standards No. 106, Employer's Accounting for Post-Retirement Benefits Other Than Pensions ("SFAS 106"), was issued and required to be adopted by the Company no later than fiscal 1994. The Company presently offers no post-retirement benefits which would be required to be reflected in its financial statements by SFAS 106.

          In November 1992, Statement of Financial Accounting Standards No. 112, Employer's Accounting for Post-Employment Benefits ("SFAS 112"), was issued and required to be adopted by the Company no later than fiscal 1995. The Company presently offers no post-employment benefits which would be required to be reflected in its financial statements by SFAS 112.

          In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", was issued and required to be adopted by the Company no later than the fiscal year ending August 31, 1997. The adoption of this new standard will not have a material impact on the Company's financial position or results of operations.

          In December 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued which establishes, among other things, financial accounting and reporting standards for stock-based employee compensation plans. Entities may either adopt a "fair value based method" of accounting for an employee stock option as defined by SFAS 123 or may continue to use accounting methods as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company expects to continue following APB Opinion No. 25 and make appropriate disclosures in the future in accordance with SFAS 123.

ITEM 8.  Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----


Report of Independent Public Accountants                                20

Consolidated Balance Sheets as of August 31, 1995 and 1996              21 - 22

Consolidated Statements of Income for the years
  ended August 31, 1994, 1995 and 1996                                  23

Consolidated Statements of Shareholders' Equity for the
  years ended August 31, 1994, 1995 and 1996                            24

Consolidated Statements of Cash Flows for the years
  ended August 31, 1994, 1995 and 1996                                  25 - 26

Notes to Consolidated Financial Statements                              27 - 37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

                  We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.


/s/  Arthur Andersen LLP                /s/  Hannis T. Bourgeois & Co., L.L.P.


Arthur Andersen LLP                     Hannis T. Bourgeois & Co., L.L.P.
New Orleans, Louisiana                  Baton Rouge, Louisiana


October 31, 1996

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         As of August 31, 1995 and 1996

                                                   1995              1996
                                                   ----              ----
                                     ASSETS

Current assets:
  Cash and cash equivalents                    $    766,319     $  2,932,434
  Accounts receivable, net--Note 7               48,238,346       71,286,099
  Receivables from unconsolidated
    entities--Note 5                              1,630,862          700,479
  Inventories--Notes 4 and 7                     28,456,393       66,411,960
  Prepaid expenses                                  644,300        2,039,182
  Deferred income taxes--Note 8                     857,400        1,634,817
                                                 ----------      -----------
         Total current assets                    80,593,620      145,004,971

Investment in unconsolidated entities
  --Note 5                                        1,824,448        1,920,880

Property and equipment--Notes 6 and 10:
  Transportation equipment                          939,616        4,593,249
  Furniture and fixtures                          3,837,829        5,895,454
  Machinery and equipment                        10,210,324       29,482,645
  Buildings and improvements                      7,302,977       16,213,648
  Assets acquired under capital leases            2,693,616          896,677
  Land                                            1,411,030        3,001,626
                                                 ----------       ----------
                                                 26,395,392       60,083,299
Less: Accumulated depreciation (including
  amortization of assets acquired under
  capital leases)                                (6,338,976)      (9,194,533)
                                                 -----------      -----------
                                                 20,056,416       50,888,766

Note receivable from related party--
  Notes 3 and 15                                     --              625,000

Other assets, net--Notes 3, 8 and 15              3,893,022        6,926,849
                                               ------------     ------------
                                               $106,367,506     $205,366,466
                                               ============     ============

                                   (Continued)



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         As of August 31, 1995 and 1996

                                                          1995           1996
                                                          ----           ----
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Outstanding checks in excess of bank balance      $   781,185    $  3,104,746
  Accounts payable--Note 15                          15,059,300      25,761,803
  Accrued liabilities                                 5,561,045       8,843,391
  Current maturities of long-term debt--Note 6        1,676,890       3,448,670
  Revolving line of credit--Note 7                   14,001,285      49,322,111
  Current portion of obligations under capital
    leases--Note 10                                     481,411          68,143
  Deferred revenue--prebilled                           902,004       1,839,689
  Advanced billings                                   2,135,820       2,990,631
                                                     ----------      ----------
         Total current liabilities                   40,598,940      95,379,184

Long-term debt, less current maturities--Note 6       8,896,537      32,112,869

Obligations under capital leases, less current
  portion--Note 10                                      709,547          44,696

Deferred income taxes--Note 8                         2,024,800       4,507,411

Shareholders' equity--Notes 9 and 12:
  Preferred stock, no par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                          --              --
  Common stock, no par value, 50,000,000 shares
    authorized; 15,214,916 and 16,186,218 shares
    issued in 1995 and 1996; 8,552,000 and
    9,523,302 shares outstanding in 1995 and 1996    39,711,434      50,119,560
  Retained earnings                                  21,254,083      30,030,581
  Treasury stock, 6,662,916 shares                   (6,827,835)     (6,827,835)
                                                   ------------    ------------
         Total shareholders' equity                  54,137,682      73,322,306
                                                   ------------    ------------
                                                   $106,367,506    $205,366,466
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Years Ended August 31, 1994, 1995 and 1996

                                        1994            1995            1996
                                        ----            ----            ----
Income:
  Sales                             $113,176,824    $135,264,643   $222,017,437
  Cost of sales                       96,522,760     110,578,027    180,834,668
                                      ----------     -----------    -----------
Gross profit                          16,654,064      24,686,616     41,182,769

General and administrative
  expenses                            11,631,175      15,022,595     25,202,302
                                     ------------     -----------   -----------
         Operating income              5,022,889       9,664,021     15,980,467

Interest expense                      (1,731,456)     (2,828,968)    (3,970,336)
Other income, net                        292,990         235,619        879,839
                                      ------------     -----------   -----------
                                      (1,438,466)     (2,593,349)    (3,090,497)

Income before income taxes             3,584,423       7,070,672     12,889,970

Provision for income taxes
   --Note 8                            1,368,188       2,217,058      4,216,403
                                    -------------     ------------   ----------

Income before earnings
  (losses) from unconsolidated
  entities                             2,216,235       4,853,614      8,673,567

Earnings (losses) from
  unconsolidated entities--Note 5        792,144        (587,569)       102,931
                                    ------------    ------------    -----------

Income before extraordinary item       3,008,379       4,266,045      8,776,498

Extraordinary item, less
  applicable income taxes of
  $204,000--Note 2                       370,455           --               --
                                    ------------    ------------   ------------

  Net income                        $  3,378,834    $  4,266,045   $  8,776,498
                                    ============    ============   ============

  Earnings per common share--
  Note 12: Income before
  extraordinary item                $        .39    $        .50   $        .94
  Extraordinary item                         .05              --             --
                                    ------------    ------------   ------------

  Net income                        $        .44    $        .50   $        .94
                                    ============    ============   ============


        The accompanying notes are an integral part of these statements.

                                    THE SHAW GROUP INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended August 31, 1994, 1995 and 1996



                              Common Stock                  Treasury Stock                             Total
                              ------------                  --------------            Retained      Shareholders'
                             Shares       Amount            Shares      Amount        Earnings         Equity
                             ------       ------            ------      ------        --------         ------
   Balance,
    September 1, 1993    12,264,916   $    748,713      5,789,041   $ (1,977,835)   $ 13,609,204   $ 12,380,082

    Net income .......         --             --             --             --         3,378,834      3,378,834
    Share purchase ...         --             --          873,875     (4,850,000)           --       (4,850,000)
    Share sale .......    2,875,000     37,612,721           --             --              --       37,612,721
    Shares issued to
    acquire F.C.I
    Pipe Support
    Sales, Inc. ....
    --Note 3 .......         75,000      1,350,000           --             --              --        1,350,000
                         ----------     ----------     ----------     ----------     -----------    -----------
  Balance,
   August 31, 1994 .     15,214,916     39,711,434      6,662,916     (6,827,835)     16,988,038     49,871,637

   Net income .......          --             --             --             --         4,266,045      4,266,045
                         ----------     ----------     ----------     ----------     -----------    -----------
  Balance,
   August 31, 1995 .     15,214,916     39,711,434      6,662,916     (6,827,835)     21,254,083     54,137,682

   Net income .......         --             --             --             --         8,776,498      8,776,498
   Shares issued to
   acquire
   Word--Note 3 ...        385,000      3,401,900           --             --              --        3,401,900
   Shares issued to
   acquire APP
   --Note 3 ........       541,177      6,724,712           --             --              --        6,724,712
   Exercise of
    options .........       45,125        281,514           --             --              --          281,514
                         ----------   ------------      ---------   ------------    -----------    ------------
  Balance,
   August 31, 1996 .     16,186,218   $ 50,119,560      6,662,916   $ (6,827,835)   $ 30,030,581   $ 73,322,306
                         ==========   ============      =========   ============    ============   ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended August 31, 1994, 1995 and 1996

                                            1994         1995         1996
                                            ----         ----         ----

Cash flows from operating activities:
  Net income                            $ 3,378,834   $ 4,266,045   $ 8,776,498
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization         1,494,588     2,234,187     4,040,100
    Provision (benefit) for deferred
      income taxes                           90,500       809,900    (1,231,745)
    (Earnings) losses from
      unconsolidated entities              (792,144)      663,569      (102,931)
    Translation loss                           --            --         863,822
    Gain on sale of marketable
      securities                               --            --        (855,047)
    Other                                  (314,981)       55,692      (251,170)

 Changes in assets and liabilities,
   net of effects of acquisitions:
    (Increase) in receivables           (12,208,847)   (8,265,755)  (16,143,275)
    (Increase) in inventories              (641,726)   (2,830,372)  (21,052,970)
    (Increase) decrease in other
      current assets                          8,853       (67,571)   (1,127,130)
    (Increase)in other assets              (200,713)   (1,004,108)     (863,184)
    Increase (decrease) in accounts
      payable                            (2,822,608)    6,650,126     8,255,580
    Increase (decrease) in deferred
      revenue--prebilled                   (288,563)      156,014       937,685
    Increase (decrease) in accrued
      liabilities                        (2,812,737)      665,216    (2,114,045)
    Increase in advanced billings            --         2,135,820       854,811
                                          ---------     ---------     ---------

Net cash provided by (used in)
    operating activities                (15,109,544)    5,468,763   (20,013,001)

Cash flows from investing activities:
  Investment in unconsolidated
    entities                              (1,316,408)    (381,678)       95,513
  Dividends received from
    unconsolidated entities                  350,000         --           --
  Investment in subsidiaries, net of
    cash received                        (2,101,909)     (482,243)   (9,516,276)
  Proceeds from sale of property and
    equipment                                 9,536        70,275     1,702,573
  Purchase of property and equipment     (4,708,509)   (4,591,595)  (18,145,089)
  Purchase of marketable securities        (920,411)     (269,351)   (1,433,143)
  Cash transferred (to) from escrow
     fund                                  (802,000)    1,295,000         --
  Proceeds from sale of marketable
    securities                                --        1,694,070     2,288,190
  Issuance of note receivable to a
    related party                             --            --         (625,000)
                                         -----------   -----------  ------------
Net cash used in investing activities    (9,489,701)   (2,665,522)  (25,633,232)

                                   (Continued)

        The accompanying notes are an integral part of these statements.

                                            1994          1995          1996
                                            ----          ----          ----

Cash flows from financing activities:
  Net proceeds (repayments) from
    revolving credit agreement           (2,173,750)  (10,930,673)   30,466,289
  Proceeds from issuance of debt          1,245,884    10,208,218    21,109,541
  Repayment of debt and leases          (11,115,124)   (2,250,250)   (5,414,414)
  Increase (decrease) in outstanding
    checks in excess of bank balance       (380,255)      380,734     2,323,561
  Purchase of treasury stock             (1,000,000)       --              --
  Issue common stock                     37,619,309        --           281,514
                                        -----------    ----------    ----------
 Net cash provided by (used in)
    financing activities                 24,196,064    (2,591,971)   48,766,491
  Effects of exchange rate changes
    on cash                                 --              --         (954,143)
                                        -----------    ----------    ----------
Net increase (decrease) in cash            (403,181)      211,270     2,166,115

Cash and cash equivalents--beginning
  of year                                   958,230       555,049       766,319
                                        -----------    ----------   -----------
Cash and cash equivalents--end of year  $   555,049    $  766,319   $ 2,932,434
                                        ===========    ==========   ===========

Supplemental disclosures:

Cash payments for:

  Interest                              $ 1,823,509    $ 2,842,980  $ 4,012,283
                                        ===========    ===========  ===========

  Income taxes (refund)                 $ 3,151,457    $(2,370,260) $ 7,712,620
                                        ===========    ===========  ===========

Noncash investing and financing
    activities:

  Property and equipment acquired
    through issuance of debt            $   366,852    $    86,363  $    --
                                        ===========    ===========  ===========

  Investment in subsidiaries acquired
    through issuance of common stock    $ 1,350,000    $    --      $10,126,613
                                        ===========    ===========  ===========

  Treasury stock acquired through
    issuance of debt                    $ 3,850,000    $    --      $    --
                                        ===========    ===========  ===========

  Investment in unconsolidated entities
    through reduction in receivables    $    --        $ 1,015,000  $    89,014
                                        ===========    ===========  ===========

  Property and equipment acquired
    through recovery of investment
    in unconsolidated subsidiary        $    --        $ 1,075,300  $     --
                                        ===========    ===========  ===========

  Other assets acquired through
    issuance of debt                    $    --        $     --     $ 2,131,515
                                        ===========    ===========  ===========


         The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

  Principles of Consolidation

         The consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated in these financial statements.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Nature of Operations

         The Company is a supplier of industrial piping systems for new construction and retrofit projects throughout the world, primarily for customers in the electric power, refining and chemical industries. The Company offers comprehensive design and engineering services, piping system fabrication, manufacturing and sale of speciality pipe fittings and design and fabrication of pipe support systems. The Company's operations are conducted through eight fabrication facilities, two engineering offices and one manufacturing facility.

  Cash and Cash Equivalents

         For purposes of reporting cash flows, all highly liquid investments with a maturity of three months or less when purchased are cash equivalents.

  Accounts Receivable and Credit Risk

         The Company's customers include major multi-national construction and engineering firms and industrial corporations. Work is performed under contract and the Company believes that its credit risk is minimal. The Company grants short-term credit to its customers.

     During 1996, the Company established an allowance for doubtful accounts and contract adjustments. The reserve balance as of August 31, 1996 is $430,000. Charges to this allowance were not material during fiscal 1996. Prior to 1996, uncollectible accounts receivable and contract adjustments were charged directly against earnings when they were determined to be uncollectible. Charge-offs have not been material. The use of this method did not result in a material difference from the valuation method required by generally accepted accounting principles.

  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost method in 1996 and the average cost method in 1995 and 1994. The effect of changing from the average to the FIFO cost method during 1996 was not material.

  Work in Process

         Work in process includes primarily the costs accumulated in the fabrication process for units only partially completed.

  Property and Equipment

         Property and equipment is recorded at cost. Additions and improvements are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

         For financial reporting purposes, depreciation is provided by utilizing the straight-line method over the following estimated useful service lives:

Transportation Equipment                                    5-15 Years
Furniture and Fixtures                                      5-7  Years
Machinery and Equipment                                     3-18 Years
Buildings and Improvements                                  8-40 Years

  Income Taxes

         The Company provides for deferred taxes in accordance with FASB Statement 109, which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates.

  Revenues

         Revenue on fabrication contracts is generally recognized upon the completion of an individual spool of production. A spool consists of piping materials and associated shop labor to form a pre-fabricated unit according to contract specifications. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in process inventory. Capitalized costs are charged to earnings upon completion of the fabrication process for each spool. Spools are generally shipped to job site locations when complete.

         The Company also contracts with certain customers on a fixed price basis. Revenue is recognized as spools are completed. Costs and estimated earnings in excess of billings included in accounts receivable totaled $1,943,128 and $5,597,175 for the years ended August 31, 1995 and 1996, respectively. Billings in excess of costs and estimated earnings for both years are not material.

         Profit related to prebilled materials is deferred until the fabrication of the spools is completed.

  Intangible Assets

         Intangible assets represent the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over a twenty year period. The Company periodically assesses the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to the overall operation of the Company.

  Reclassifications

         Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

  New Accounting Standards

         In 1995, Statement of Financial Accounting Standards No. 121--"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued and required to be adopted by the Company no later than the fiscal year ending August 31, 1997. Management believes that such adoption will not have a material effect on the Company's financial statements taken as a whole.

         Also in 1995, Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" (the "Statement") was issued which establishes, among other things, financial accounting and reporting standards for stock-based employee compensation plans. Entities may either adopt a "fair value based method" of accounting for an employee stock option as defined by the Statement or may continue to use accounting methods as prescribed by APB Opinion No. 25--"Accounting for Stock issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the Statement had been applied. The Company expects to continue following APB Opinion No. 25 and make appropriate disclosures in the future in accordance with the Statement.

Note 2--Initial Public Offering

         In December 1993, the Company completed the initial public offering (the "IPO") of its common stock. The Company issued 2,875,000 shares at $14.50 per share. Net proceeds to the Company, after underwriting discounts and commissions and other expenses of the offering, were approximately $38 million. The net proceeds from the offering were used primarily to repay the Company's outstanding indebtedness. As a result of its early retirement of certain debt instruments, the Company recognized an extraordinary gain of approximately $370,000 (net of income tax).

Note 3--Acquisitions

         On April 29, 1994, the Company acquired the business of Fronek Company, Inc. (FCI), an engineering firm with offices located in Englewood, New Jersey and Toronto, Canada, and F.C.I. Pipe Support Sales, Inc. (PSSI), a pipe support fabrication facility in Longview, Texas. These acquisitions were completed through the issuance of 75,000 shares of the Company's common stock valued at $1,350,000 and cash of $2,130,524. In addition, the Company agreed to issue options to acquire up to 57,000 shares of common stock and additional cash payments up to $300,000 based on the future earnings of the Company's subsidiaries managed by the former owner through 1997.

         These acquisitions were accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of the net assets acquired of $1,565,912, included in other assets, is being amortized over twenty years using the straight-line method. The pro forma effect of this acquisition, as though it had occurred at the beginning of year ended August 31, 1994, is not material to the operating results of the Company.

         On December 15, 1994, the Company acquired the 50% interest of the other participant in the Shaw-Formiconi joint venture located in Venezuela, together with the concurrent acquisition of certain land, buildings and other assets used by the venture. The total amount of the purchase price related to this acquisition, including the selling participant's share of joint venture profits, was approximately $2,900,000. The purchase method was used to account for the acquisition. The $926,825 of excess cost over the estimated fair value of the assets acquired, which is included in other assets, is being amortized over twenty years using the straight-line method. The name of the wholly-owned continuing entity is Manufacturas Shaw South America, C.A.

         On January 16, 1996, the Company's newly formed, wholly-owned subsidiary, Word Industries Fabricators, Inc. (Word), purchased certain assets and assumed certain liabilities from Word Industries Pipe Fabricating, Inc.
(WIPF), TS&M Corporation and T.N. Word and certain of his family members. The acquisition was completed through the issuance of 385,000 shares of the Company's common stock valued at $3,442,000 and cash of $503,000. Acquisition costs of $246,000 were incurred by the Company. The purchase method was used to account for the acquisition. The purchase price has been allocated to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition as follows:


Property and Equipment                                        $5,405,000
Notes Payable                                                   (294,000)
Accrued Liabilities                                             (306,000)
Deferred Income Taxes                                           (614,000)
                                                              ----------
Purchase Price                                                $4,191,000
                                                              ==========

         The operating results of Word have been included in the consolidated statements of income from the date of acquisition.

         In addition to the transactions described above, the Company agreed to loan WIPF an aggregate of $1,725,000 pursuant to two separate loan agreements, each dated as of January 15, 1996, one in the amount of $625,000 and the other in the amount of $1,100,000. The $625,000 loan has been funded and is secured by a pledge of 115,000 shares of the Company's common stock received by WIPF in connection with the acquisition. The $1,100,000 loan will be secured by (i) a mortgage covering an approximately 6-acre tract of land in Tulsa, Oklahoma and
(ii) a mortgage covering an approximately 12-acre tract of land in Tulsa, Oklahoma. This $1,100,000 loan had not been funded as of August 31, 1996.

         Effective March 1, 1996, the Company purchased all of the outstanding capital stock of Alloy Piping Products, Inc. (APP), a leading U.S. manufacturer of specialty stainless and carbon steel pipe fittings and other stainless pipe products, and the assets of an APP-related entity, Speedline, a Louisiana partnership (Speedline). The acquisition was completed through the issuance of 541,177 shares of the Company's common stock valued at $6,765,000 and cash of $11,280,000. Acquisition costs of $366,000 were incurred by the Company. The purchase method was used to account for the acquisitions. The purchase price has been allocated to the estimated fair value of assets purchased and liabilities assumed at the date of acquisition as follows:

Accounts Receivable                                           $ 6,751,000
Inventory                                                      16,923,000
Other Current Assets                                              268,000
Property and Equipment                                         12,253,000
Other Assets                                                      222,000
Revolving Line of Credit                                       (4,855,000)
Notes Payable                                                  (5,789,000)
Accounts Payable and Accrued Liabilities                       (8,117,000)
Deferred Income Taxes                                          (2,205,000)
                                                              -----------
Purchase price (net of cash received of $2,960,000)           $15,451,000
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

         The following summarized unaudited income statement data reflects the impact the above acquisitions would have had on the Company's results of operations if the Shaw-Formiconi transaction had taken place on September 1, 1993 and the Word and APP acquisitions had taken place on September 1, 1994:

                       Unaudited Pro-forma Results for the Year Ended August 31,
                                 1994             1995              1996
                                 ----             ----              ----

Gross revenue                $120,512,408     $215,744,556      $265,285,338
                             ============     ============      ============

Net income                   $  4,170,978     $  7,585,139      $  9,009,967
                             ============     ============      ============

Earnings per common share    $      0 .54     $       0.80      $       0.92
                             ============     ============      ============

         As of August 5, 1996, the Company entered into an agreement to acquire NAPTech, Inc. ("NAPTech"), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. In connection with the acquisition, the Company expects to issue up to an aggregate of 366,790 shares of common stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech currently leases from a related entity. The acquisition of NAPTech is subject to various conditions, including, without limitation, the approval of the Company's Board of Directors and NAPTech's shareholders, as well as necessary regulatory approvals. If consummated, the acquisition of NAPTech will be accounted for as a pooling of interests and, accordingly, will result in a restatement of the Company's financial statements. Although there can be no assurance that the acquisition of NAPTech will be completed, the Company currently anticipates that the acquisition will be consummated on or before December 31, 1996.

Note 4--Inventories

         The major components of inventories consist of the following:

                                                       August 31,
                                                 1995              1996
                                                 ----              ----

Finished Goods                              $ 2,023,748         $23,138,238
Raw Materials                                21,596,205          32,972,692
Work In Process                               4,836,440          10,301,030
                                            -----------         -----------
                                            $28,456,393         $66,411,960
                                            ===========         ===========

Note 5--Investment in Unconsolidated Entities

         During the years ended August 31, 1994 and 1995, the Company invested $250,000 and $1,880,000, respectively in Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). The Company owns 49% of Shaw-Nass and accounts for this investment on the equity basis. As such, during the years ended August 31, 1994, 1995, and 1996 the Company recognized earnings (losses) of $-0-, ($205,968) and $102,931 respectively from Shaw-Nass. No distributions have been received through August 31, 1996 from Shaw-Nass. In addition, as of August 31, 1995 and 1996, the Company had outstanding receivables from Shaw-Nass totaling $1,630,862 and $700,479 respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

         As discussed in Note 3, the Company purchased the 50% interest of the other participant in its Venezuelan joint venture, together with the concurrent acquisition of certain land, buildings and other assets used by the venture. The Company had previously accounted for its investment in the joint venture as an unconsolidated subsidiary under the equity method and had recognized net income of approximately $792,000 during the year ended August 31, 1994 and $29,000 during the period from September 1 to December 15, 1994.

     In February 1994, the Company entered into a joint venture agreement with Sino-Thai Engineering and Construction Co., Ltd. and PAE (Thailand) Company Limited for the formation of Shaw Asia Company, Ltd. (Shaw Asia) to construct and operate a pipe fabrication facility in Thailand. During the year ended August 31, 1994, the Company recognized no income from Shaw Asia as its operations were not significant. During the year ended August 31, 1995, the venture did not achieve the desired level of activity, and the Company withdrew from the joint venture. In conjunction with the withdrawal, the Company recovered approximately $1.1 million in equipment from the joint venture which reduced its net investment to approximately $400,000. The remaining balance was charged off.

Note 6--Long-Term Debt

         Long-term debt consisted of:
                                                            August 31,
                                                            ----------
                                                       1995             1996
                                                       ----             ----
Notes payable to insurance  companies;
  variable interest rates based on 30-day
  commercial paper rates plus 190 to 235
  basis points ranging from 7.26% to 7.74%
  as of August 31, 1996; payable in monthly
  installments based on amortization over
  the respective note lives; maturing from
  2001 to 2005; secured by property and
  equipment with an approximate net book value
  of $20,253,000 as of August 31, 1996 and
  guaranties by the Company and certain
  subsidiaries of the Company                         $7,089,437    $15,971,239

Note payable to a bank; variable interest
  rate based upon London Interbank Offering
  Rate(LIBOR)plus 85 to 200 basis points
  depending upon certain financial ratios.
  Interest rate as of August 31, 1996 was 7.0%;
  60 monthly principal payments of $50,000
  through May 31, 2000; secured by equipment
  with an approximate net book value of
  $2,832,000 as of August 31, 1996                     2,900,000      2,300,000

Note payable to a corporation; interest
  payable quarterly at 60% of prime rate;
  repayable in annual installments through
  December 15, 1995, unsecured                           580,000          --

Note payable to a bank; interest payable
  annually at LIBOR plus 1.6%; payable in 28
  annual installments of $264,286 with
  remaining balance due in 2003; secured by
  equipment with an approximate net book value
  of $8,757,000                                          --           7,400,000

Mortgages  payable to a bank; interest payable
  monthly at 8.375%; 95 monthly payments of $9,850
  and $26,935  with  remaining  balance due on
  June 1, 2002; secured by real property with an
  approximate net book value of $2,074,000 and
  deposits at financial institutions with an
  approximate value of $2,010,000                        --           3,432,531

South Carolina Revenue Bonds payable; principal due
  in 2005;  interest paid monthly accruing at a
  variable rate of 3.95% as of August 31, 1996;
  secured by $4,000,000 letter of credit                 --           4,000,000

Notes payable to employees relating to non-
  competition agreements; interest payable
  monthly at 7%; monthly payments of $42,000,
  and $5,000 until April 2001 and August 2000
  respectively; unsecured--see Note 15                   --           2,131,515

Installment notes payable; variable interest
  rates ranging from 8% to 11.5%; payable in
  monthly installments based on amortization
  over the respective note lives; maturing
  from 1996 to 1998                                     3,990           326,254
                                                  -----------       -----------

Total debt                                         10,573,427        35,561,539
Less: current maturities                           (1,676,890)       (3,448,670)
                                                  -----------       -----------
Total long-term debt                              $ 8,896,537       $32,112,869
                                                  ===========       ===========

         Annual maturities of long-term debt during each year ending August 31, are as follows:


1997                                                           $ 3,448,670
1998                                                             3,458,867
1999                                                             3,603,497
2000                                                             3,730,780
2001 and thereafter                                             21,319,725
                                                               -----------
                                                               $35,561,539
                                                               ===========

         Certain of the debt agreements contain restrictive covenants which the Company is required to meet including financial ratios and minimum capital levels. As of August 31, 1996, the Company was in compliance with the covenants or had obtained the required waivers.

         The estimated fair value of long-term debt approximated its carrying value, based on borrowing rates currently available to the Company for notes with similar terms and average maturities, as of August 31, 1995 and 1996.

Note 7--Revolving Line Of Credit

         In 1996, the Company entered into a new loan and security agreement with its commercial lenders which allows the Company to borrow up to $70,000,000, depending upon the Company's collateral base (which consists primarily of certain eligible amounts of receivables and inventory), under a revolving line of credit at an interest rate not to exceed 2% over the London Interbank Offering Rate (LIBOR) or .75% over the Prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. The interest rate adjusts quarterly. This replaced the prior year revolving line of credit which allowed the Company to borrow up to $30,000,000 at an interest rate based upon the LIBOR plus 85 to 200 basis points depending upon certain financial ratios of the Company. During 1995 and 1996, the maximum amount outstanding was approximately $29,318,000 and $55,512,000, respectively, and the average amount outstanding was $24,441,000 and $31,752,000, respectively, at weighted average interest rates of 9.79% and 7.04%, respectively. The new agreement expires March 31, 1999.

         The line of credit is secured by the Company's accounts receivable and inventories.

         The line of credit is also subject to certain restrictive covenants similar to those of the long-term debt. As of August 31, 1996, the Company was in compliance with these covenants or had obtained the required waivers.

Note 8--Income Taxes

         A summary of net deferred taxes is as follows:

                                                               August 31,
                                                               ----------
                                                         1995          1996
                                                         ----          ----

Deferred tax assets                                 $   857,400    $ 1,971,900
Deferred tax liabilities (Net of deferred tax
  liabilities assumed in Word and APP acquisitions
  totaling -0- in 1995 and $2,818,541 in 1996)       (2,024,800)    (1,688,870)
                                                     -----------   -----------
Net deferred taxes                                  $(1,167,400)   $   283,030
                                                    ============  ===========

         The significant components of net deferred taxes are as follows:

                                                             August 31,
                                                             ----------
                                                        1995           1996
                                                        ----           ----
Assets:
  Tax basis of inventory in excess of              $   184,200      $   244,800
    of book basis
  Expenses not currently deductible                    673,200        1,727,100
                                                   -----------      -----------
                                                   $   857,400      $ 1,971,900
                                                   ===========      ===========
Liabilities:
  Excess of financial reporting over
    tax basis of assets                            $ 1,751,300      $ 4,009,273
  Income not currently taxable                         273,500          498,138
                                                   -----------      -----------
                                                     2,024,800        4,507,411
  Less: Deferred tax liabilities assumed
        in Word and APP acquisitions                    --           (2,818,541)
                                                   -----------      -----------
                                                   $ 2,024,800      $ 1,688,870
                                                   ===========      ===========

         Long-term deferred tax assets as of August 31, 1995 and 1996 were $0 and $337,083, respectively. These balances are included in other assets.

         Income before provision for income taxes for the years ended August 31 was as follows:

                                 1994                1995               1996
                                 ----                ----               ----

Domestic                       $3,584,423         $1,803,426       $12,848,236
Foreign                            --              5,267,246            41,734
                               ----------         ----------       -----------
Total                          $3,584,423         $7,070,672       $12,889,970
                               ==========         ==========       ===========

         The provision for income taxes for the years ended August 31 was as follows:

                                1994                 1995               1996
                                ----                 ----               ----

Current                        $1,271,888         $1,423,158       $ 5,546,833
Deferred                         (113,500)           809,900        (1,450,430)
State                             209,800            (16,000)          120,000
                               ----------         -----------      -----------
Total                          $1,368,188         $2,217,058       $ 4,216,403
                               ==========         ==========       ===========

         A reconciliation of Federal statutory and effective income tax rates for the years ended August 31 was as follows:

                               1994                  1995               1996
                               ----                  ----               ----

Statutory rate                  34%                    34%               34%
State taxes provided             5                     --                 1
Other                           (1)                    (3)               (2)
                                ---                    ---               ---
                                38%                    31%               33%
                                ==                     ==                ==
Note 9--Treasury Stock

         The Company previously had two classes of common stock. The classes had identical rights, preferences and powers except that Class A common stock had certain voting preferences. In connection with the Company's initial public offering, the Company's charter was amended to provide for only one class of common stock; however, holders for at least four consecutive years generally have voting preferences. Also, the amended charter authorizes the Board of Directors to approve the issuance of preferred stock.

         During fiscal 1994, prior to its initial public offering, the Company repurchased 873,875 shares of common stock from one of its stockholders for $4,850,000.

Note 10--Leases

         Capital leases--The Company leases computers, office equipment and machinery under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are amortized on the straight-line method over the lease terms and interest expense is accrued on the basis of the outstanding lease obligations.

         Assets acquired under capital leases--net of accumulated amortization are as follows:

                                                         August 31,
                                                         ----------
                                                  1995                1996
                                                  ----                ----

Transportation equipment                      $1,710,270           $    --
Furniture and fixtures                           899,352             878,236
Machinery and equipment                           83,994              18,441
                                              ----------           ---------
                                               2,693,616             896,677
Less: accumulated amortization                  (595,520)           (245,385)
                                              ----------           ---------
                                              $2,098,096           $ 651,292
                                              ==========           =========

         The following is a summary of future obligations under capital leases (present value of future minimum rentals):

Minimum lease payments:
  1997                                                               $ 75,986
  1998                                                                 29,839
  1999                                                                 18,591
                                                                     --------
Total minimum lease payments                                          124,416
Less: amount representing interest                                    (11,577)
                                                                     --------
                                                                      112,839
Less: current portion                                                 (68,143)
                                                                     --------
Long-term obligations under capital leases                           $ 44,696
                                                                     ========

         Operating leases--The Company leases certain offices, fabrication shops, warehouse facilities, office equipment and machinery under noncancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases which were in effect as of August 31, 1996 require the Company to make the following future minimum lease payments:

For the year ending August 31:
  1997                                                             $1,187,869
  1998                                                                927,145
  1999                                                                517,493
  2000                                                                371,856
                                                                   ----------
Total minimum lease payments                                       $3,004,363
                                                                   ==========

Note 11--Commitments and Contingencies

         As  of  August  31,  1996,   the  Company  has  committed  to  purchase
approximately $4.3 million of additional pipe bending machines for its domestic facilities.

         The Company has posted letters of credit aggregating approximately $4 million as of August 31, 1996 to secure its performance under certain contracts and insurance arrangements, as well as its purchase of a pipe bending machine for one of its domestic facilities.

         For the year ended August 31, 1996, 58% of the Company's labor force was covered by collective bargaining agreements. Of this amount, 92% are covered by collective bargaining agreements which will expire during the Company's next fiscal year. The Company does not expect the renewal of the agreements will have an adverse impact on the Company's results of operations or financial position.

         See Note 3 regarding the Company's proposed acquisition of NAPTech.

Note 12--Earnings Per Common Share

         In connection with the initial public offering of 2,500,000 shares of its common stock, the Company's shareholders approved a stock split and recapitalization on December 6, 1993 which caused the number of outstanding shares to increase from 4,567.5 to 5,602,000. For all periods, the share amounts and per share data throughout the financial statements have been adjusted to give effect to the stock split. Earnings per common share is calculated based on the weighted average number of shares outstanding, including dilutive common stock equivalents when material, during the periods adjusted for the effect of the stock split. The weighted average number of shares outstanding for 1994, 1995, and 1996 were 7,744,209, 8,552,001, and 9,324,729 respectively.

Note 13--Major Customers and Export Sales

         For the year ended August 31, 1994, sales to customers accounting for more than 10% of sales totaled $13,100,000 and $11,900,000 for two customers and comprised 22% of sales. For the year ended August 31, 1995, sales to a customer accounting for more than 10% of sales totaled $19,100,000 and comprised 14% of sales. For the year ended August 31, 1996, sales to a customer accounting for more than 10% of sales totaled $27,200,000 and comprised 12% of sales. Because of the nature of the Company's business, the significant customers vary between years.

         For the years ended August 31, 1994, 1995 and 1996, the Company has included as part of its international sales approximately $32,000,000,
$40,000,000, and $74,000,000 respectively, of exports from its domestic facilities.

Note 14--Employee Benefit Plans

         Effective with its initial public offering, the Company adopted a Stock Option Plan (the Plan) under which both qualified and non-qualified options may be granted. In addition, 804,875 shares of common stock are reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the option price, and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on date of grant and its duration cannot exceed 10 years. Only qualified options have been granted under the Plan.

         In connection with the Company's acquisition of FCI and PSSI during 1994, 5,000 options with an exercise price of $18.00 were issued. The options expire in 2004 and are currently exercisable. In January 1995, the exercise price of these options was amended to $5.875 per share, which was the fair market value of the common stock at the date of such amendment. In addition, in 1994 the Company granted options contingent upon the ability of FCI and PSSI to generate consolidated net income in excess of certain thresholds during the fiscal years ending August 31, 1995, 1996 and 1997. The maximum number of options issuable under this plan is 19,000 per year or 57,000. These options expire in 2004 and have an exercise price equal to the closing price quoted on the last business day of the immediately preceding fiscal year to which the grant of options relate. The minimum threshold for the year ended August 31, 1995 was not met, and therefore, no options were issued for that year. For the year ended August 31, 1996, 9,000 options with an exercise price of $9.59 per share were earned and will be issued in fiscal 1997.

         The following table summarizes the activity in the outstanding stock options of the Company:

                                           Shares
                                      -----------------------
                                      Plan       Acquisitions     Option Price
                                      ----       ------------     -------------
Outstanding at September 1, 1993           --          --             --
Granted                               210,500       5,000           $5.875
Exercised                                  --          --              --
                                      -------      ------              --
Outstanding at August 31, 1994        210,500       5,000           $5.875
Granted                               220,000          --        $5.875-$6.75
Exercised                                  --          --             --
                                    ---------      ------
Outstanding at August 31, 1995        430,500       5,000        $5.875-$6.75
Granted                                20,000      85,000       $17.375-$19.50
Exercised                             (45,125)         --        $5.875-$6.75
                                    ---------     -------
Outstanding at August 31, 1996        405,375      90,000        $5.875-$19.50
                                    =========     =======
Exercisable at August 31, 1996         58,125       5,000        $5.875-$6.75
                                    =========     =======

         During 1994, the Company adopted a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute from 1% to 10% of annual compensation, subject to an annual limit, with the Company matching 50% of the employee's eligible contribution up to 6%. The Company's contribution to this plan during 1994, 1995 and 1996 was approximately $102,000, $220,000, and $285,000 respectively.

         APP  has  a  defined   contribution   profit   sharing  plan   covering
substantially all of APP's employees. The plan allows APP to make a discretionary contribution to the plan of up to 15% of eligible employee compensation. For the period from the effective date of acquisition through August 31, 1996, APP accrued $175,000 in contributions to the plan.

Note 15--Related Party Transactions

         During 1994, the Company entered into an employment agreement with the President and Chief Executive Officer (CEO) of the Company. Under terms of the agreement, the President and CEO has agreed to serve in that capacity until December 31, 1996 (subject to an automatic three-year extension) and will receive, among other things, an annual base salary of $500,000, participation in the Company's annual bonus plan as determined by the Compensation Committee of the Board of Directors, and other benefits such as health and life insurance. In the event the President and CEO's employment is terminated due to events as defined in the agreement, the President and CEO will receive a lump-sum payment equal to the full amount payable under the agreement.

         During 1995, the Company entered into several loan agreements with key management some of which were non-interest bearing. The impact of discounting such loans to record interest income was not significant. The balance of these employee loan receivables as of August 31, 1995 and 1996 was $231,900 and $220,191, respectively. These balances are included in other assets.

         As discussed in Note 3, in connection with the Word acquisition, the Company entered into a $625,000 loan agreement with Word Industries Pipe Fabricating, Inc. ("WIPF"). WIPF is owned primarily by certain stockholders of the Company. The loan is due on January 15, 2001 and bears interest at a rate equal to that charged on the Company's revolving line of credit.

         In addition, as of August 31, 1996 the Company has included in its accounts payable approximately $280,000 to WIPF.

         During 1996, in connection with an acquisition, the Company has entered into non-competition agreements with certain employees. Related assets totaling approximately $2.3 million, included in other assets, are being amortized over five years using the straight-line method. The corresponding liabilities are included in long-term debt as further discussed in Note 6.

Note 16--Foreign Currency Transactions

         The Company's wholly-owned subsidiary in Venezuela has net assets of approximately $7,000,000 denominated in Venezuelan Bolivars. In accordance with SFAS 52, the U.S. dollar is used as the functional reporting currency since the Venezuelan economy is defined as highly inflationary. Therefore, the assets and liabilities must be translated into U.S. dollars using a combination of current and historical exchange rates. During 1995, the Venezuelan government fixed the exchange rate for Bolivars, thus there was no change in the exchange rate used to translate these assets and liabilities, and accordingly no gain or loss was recognized in 1995 by this translation. During the year ended August 31, 1995, the Company recognized as part of its sales aggregate exchange gains of approximately $.9 million relating to collections on contracts in progress during the year.

         During 1996, the Venezuelan government lifted all foreign exchange controls. Subsequent to this action, the Bolivar devalued from 170 to 475 to the U.S. dollar. As a result, the Company recorded a translation loss of approximately $864,000 in translating the assets and liabilities into U.S. dollars. The Company also recognized a gain of approximately $818,000 during 1996 related to a Venezuelan Government bond purchased at a fixed exchange rate which was subsequently sold. The earnings from this subsidiary in 1996 were not material to the consolidated results of operations.

Note 17--Subsequent Event

         On October 24, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of 2,659,118 shares of Common Stock. Of the shares offered, 2,000,000 shares will be offered by the Company and 659,118 shares will be offered by certain selling shareholders. The net proceeds to the Company from the sale of 2,000,000 shares of Common Stock will be used to repay outstanding amounts on the Company's line of credit, which is generally used by the Company for working capital purposes.

ITEM 9.  Changes in and Disagreements on Accounting and Financial Disclosures.

         There have been no changes in accountants and no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and its independent certified public accountants during the period beginning September 1, 1993 and ending on the date hereof.

         The single jointly signed auditor's report is considered to be the equivalent of two separately signed auditor's reports. Thus, each firm represents that it has complied with generally accepting auditing standards and is in a position that would justify being the only signatory of the report.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding directors and executive officers of the Company is to be included in the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of the Shareholders to be held in January 1997 and is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information regarding executive compensation is to be included in the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of Shareholders to be held in January 1997 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is to be included in the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of Shareholders to be held in January 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is to be included in the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of Shareholders to be held in January 1997 and is incorporated herein by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements.

          See Item 8 of Part II of this report.

     2.   Financial Statement Schedules.

          No financial statement schedule is required to be filed with this Form 10-K.

     3.   Exhibits.


            **3.1   Restatement of the Articles of Incorporation of the Company
                    dated December 10, 1993.
            **3.2   Amended and Restated By-Laws of the Company dated
                    December 9, 1993.
             *4.1   Specimen Common Stock Certificate.
          ***10.1   Second Amended Loan and Security Agreement dated as of March
                    29,  1996  among the  Company,  the  Borrowing  Subsidiaries listed on Exhibit 1.1 thereto,  Mercantile  Business Credit,
                    Inc., City National Bank of Baton Rouge,  Hibernia  National
                    Bank and Union Planters Bank of Louisiana.
            *10.2   Settlement Agreement dated January 20, 1993, by and among
                    B. F. Shaw, Inc., National Fabricators, Inc.,
                    Lone Star Fabricators, Inc. and the United Association of
                    Journeymen and Apprentices of the Plumbing
                    Pipefitting Industry of the United States and Canada,
                    AFL-CIO.
            *10.3   Incentive Stock Option Plan
            *10.4   Employment Agreement by and between the Company and
                    James M. Bernhard, Jr.
            *10.5   Joint Venture Agreement of Shaw-Nass Middle East, W.L.L.
                    dated November 18, 1993, by and among
                    Shaw Overseas (Cayman), Ltd., Abdulla Ahmed Nass and the
                    Company.
           **10.6   Personal Service and Employment Agreement entered into as of
                    April 29, 1994 among Fronek Engineering
                    & Consulting, Inc., Shaw-Fronek Fabrication, Inc. and
                    Frank Fronek.
            +10.7   Stock Purchase Agreement, dated as of March 1, 1996,
                    between R. Dale Brown, Sr. and Mildred Gayle O'Pry Brown
                    and The Shaw Group Inc.
            +10.8   Asset Purchase Agreement, dated as of March 1, 1996, between
                    Ronald D. Brown,  Jr.,  Susan Nance Brown and  Speedline,  a
                    Louisiana partnership, and The Shaw Group Inc.
            +10.9   Employment Agreement, dated as of April 5, 1996, between
                    Alloy Piping Products, Inc. and Ronald D.
                    Brown, Jr.
           +10.10   Consulting and Non-Competition Agreement, dated as of
                    April 5, 1996, between The Shaw Group Inc. and
                    Ronald D. Brown, Jr.
          ++10.11   Asset Purchase and Sale Agreement between The Shaw Group
                    Inc. and Word Industries Fabricators, Inc.
                    and Word Industries Pipe Fabricating, Inc., Word Industries,
                    Inc. and T. N. Word, dated as of January 15,
                    1996.
          ++10.12   Real Property Purchase and Sale Agreement and Plan of
                    Reorganization between Word Industries Fabricators, Inc. and
                    T. S. & M. Corporation dated as of January 15, 1996.
          ++10.13   Agreement dated as of January 15, 1996 between Word
                    Industries Fabricators, Inc. and T. N. Word.
             21.1   Subsidiaries of the Company.
         -------------
         * Incorporated by reference from the Company's Registration Statement on Form S-1 filed October 22, 1993, as amended (Registration Number 33-70722).
         ** Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1994, as amended.
         *** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 31, 1996.] + Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.
         ++ Incorporated by reference from the Company's Current Report on Form 8-K dated January 30, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on March 29, 1996

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended August 31, 1996, although the Company's Current Report on Form 8-K dated April 17, 1996 was amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.

SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE SHAW GROUP INC.


                             /s/ J. M. BERNHARD, JR.
                             By: J. M. Bernhard, Jr.
                             President and Chief Executive Officer
                             Date: November 26, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                      Title                       Date
          ---------                      -----                       ----
s/ J. M. BERNHARD, JR.         Chairman of the Board,          November 26, 1996
(J. M. Bernhard, Jr.)              President and Chief
                                   Executive Officer

/s/ BRET M. TALBOT              Director, Chief Financial      November 26, 1996
(Bret M. Talbot)                   Officer and Chief
                                   Accounting Officer

/s/ GEORGE R. SHEPHERD          Director and Chief             November 26, 1996
(George R. Shepherd)               Operating Officer

/s/ FRANK FRONEK                Director                       November 26, 1996
(Frank Fronek)

/s/ ALBERT MCALISTER            Director                       November 26, 1996
(Albert McAlister)

/s/ L. LANE GRIGSBY             Director                       November 26, 1996
(L. Lane Grigsby)

/s/ DAVID W. HOYLE              Director                       November 26, 1996
(David W. Hoyle)

/s/ JOHN W. SINDERS, JR         Director                       November 26, 1996
(John W. Sinders, Jr.)

/s/ R. DALE BROWN, SR           Director                       November 26, 1996
(R. Dale Brown, Sr.)

                                  EXHIBIT 21.1

                                  Subsidiaries


B.F. Shaw, Inc.

Sunland Fabricators, Inc.

National Fabricators, Inc.

Lone Star Fabricators, Inc.

FVF, Incorporated

Associated Valve, Inc.

Shaw Industrial Supply Co., Inc.
Fronek Engineering & Consulting, Inc.
Fronek A/DE, Inc.

Shaw/Fronek Fabrication, Inc.

Secorp, Inc.

Shaw International, Inc.

Shaw Overseas (Cayman) Ltd.
Shaw-Nass Middle East, W.L.L.
World Industrial Constructors, Inc.
Shaw Overseas (Far East) Ltd.
Shaw Asia Company Limited
Manufacturas Shaw South America, C.A.
Shaw Heat Treating, C.A.
Shaw Holdings South America, C.A.
Shaw Trading FSC, Ltd.

Shaw Group International, Inc.

Alloy Piping Products, Inc.

Word Industries Fabricators, Inc.

Welding Technologies of America, Inc.
Shaw Managed Services, Inc.

SAON, Inc.

Shaw Power Services, Inc.