Form 10-Q
period 1996-11-30
SHAW GROUP INC
filed 1997-01-14
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                November 30, 1996
                               ------------------------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, is as follows:

           Common stock, no par value, 11,524,552 shares outstanding
                            as of December 31, 1996.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

              Consolidated Balance Sheets - August 31, 1996
                   and November 30, 1996                                3 - 4

              Consolidated Statements of Income - For the Three
                  Months Ended November 30, 1995 and 1996               5

              Consolidated Statements of Cash Flows - For the
                  Three Months Ended November 30, 1995 and 1996         6 - 7

              Notes to Consolidated Financial Statements                8 - 11

    Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   12 - 15

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders       16

    Item 5. - Other Information                                         16 - 17

    Item 6. - Exhibits and Reports on Form 8-K                          18

Signature Page                                                          19

Exhibit Index

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 (UNAUDITED)        (UNAUDITED)
                                                 August 31,        November 30,
                                                     1996               1996
                                              -----------------  -----------
Current assets:
    Cash and cash equivalents                  $    2,932,434      $  3,837,297
    Accounts receivable, net                       71,286,099        76,587,051
    Receivables from unconsolidated entities          700,479           313,955
    Inventories                                    66,411,960        67,662,275
    Prepaid expenses                                2,039,182         2,715,975
    Deferred income taxes                           1,634,817         1,634,817
                                                --------------     ------------
       Total current assets                       145,004,971       152,751,370

Investment in unconsolidated entities               1,920,880         3,714,746

Property and equipment:
    Transportation equipment                        4,593,249         4,762,967
    Furniture and fixtures                          5,895,454         7,130,951
    Machinery and equipment                        29,482,645        33,497,349
    Buildings and improvements                     16,213,648        16,663,337
    Assets acquired under capital leases              896,677           361,854
    Land                                            3,001,626         2,991,626
                                                -------------      ------------
                                                   60,083,299        65,408,084
    Less:  Accumulated depreciation
    (including amortization of assets
    acquired under capital leases)                 (9,194,533)      (11,134,544)
                                                  ------------     -------------
                                                   50,888,766        54,273,540

Note receivable from related party                    625,000           625,000

Other assets, net                                   6,926,849         8,697,651
                                                -------------    --------------
                                                 $205,366,466      $220,062,307
                                                 ============      ============


                                   (Continued)

          The accompany notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   (UNAUDITED)      (UNAUDITED)
                                                   August 31,      November 30,
                                                      1996              1996
                                                  --------------   ------------
Current liabilities:
    Outstanding checks in excess
     of bank balance                              $   3,104,746    $  1,952,743
    Accounts payable                                 25,761,803      26,808,773
    Accrued liabilities                               8,843,391       9,680,294
    Current maturities of long-term debt              3,448,670       3,620,453
    Revolving line of credit                         49,322,111      61,723,483
    Current portion of obligations under
     capital leases                                      68,143          52,647
    Deferred revenue - prebilled                      1,839,689       1,917,939
    Advance billings                                  2,990,631         217,306
                                                   ------------     -----------
          Total current liabilities                  95,379,184     105,973,638

Long-term debt, less current
    maturities                                       32,112,869      33,152,598

Obligations under capital leases,
    less current portion                                 44,696          60,766

Deferred income taxes                                 4,507,411       4,507,411

Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                     ---              ---
    Common stock, no par value,
      50,000,000 shares authorized;
      16,186,218 and 16,187,468 shares issued,
      issued, respectively; 9,523,302 and
      9,524,552 shares outstanding, respectively      50,119,560     50,128,000
    Retained earnings                                 30,030,581     33,067,729
    Treasury stock, 6,662,916 shares                  (6,827,835)    (6,827,835)
                                                     -----------    -----------
          Total shareholders' equity                  73,322,306     76,367,894
                                                     -----------    -----------
                                                    $205,366,466   $220,062,307
                                                    ============   ============

          The accompany notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                         (UNAUDITED)
                                                     Three Months Ended
                                                        November 30,
                                                  1995             1996
                                             -------------    --------------
Income:
    Sales                                   $  38,784,247     $  67,603,615
    Cost of sales                              31,598,761        53,703,530
                                              -----------      ------------
Gross profit                                    7,185,486        13,900,085
General and administrative expenses             4,329,346         8,004,179
                                              -----------      ------------

       Operating income                         2,856,140         5,895,906

Interest expense                                 (517,283)      ( 1,593,915)
Other income, net                                   --               30,514
                                              -----------      ------------
                                                 (517,283)       (1,563,401)

Income before income taxes                      2,338,857         4,332,505

Provision for income taxes                        751,134         1,445,373
                                              -----------      ------------
Income before earnings from
    unconsolidated entities                     1,587,723         2,887,132

Earnings from unconsolidated entities              94,971           150,018
                                              -----------      ------------

       Net income                            $  1,682,694      $  3,037,150
                                             ============      ============

Earnings per common share                    $        .20      $        .31
                                             ============      ============




          The accompany notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (UNAUDITED)
                                                     Three Months Ended
                                                         November 30,
                                                        1995            1996
                                                  ---------------    ----------
Cash flows from operating activities:

    Net income                                        $1,682,694     $3,037,150
    Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                     580,757      1,384,434
       (Earnings) from unconsolidated entities           (94,971)      (150,018)

    Changes in assets and liabilities,
     net of effect of acquisitions:
       (Increase) decrease in receivables              2,310,700     (4,096,682)
       (Increase) decrease in inventories             (3,770,304)    (  873,703)
       (Increase) decrease in prepaid expenses          (467,761)      (568,489)
       (Increase) decrease in other assets                (8,446)         6,356
       Increase (decrease) in accounts payable         2,843,830        903,711
       Increase (decrease) in deferred revenue
          - prebilled                                  1,322,274         78,250
       Increase (decrease) in advanced billings       (1,485,163)    (2,773,325)
       Increase (decrease) in accrued liabilities     (1,983,724)       332,749
                                                     ------------    -----------
Net cash provided by (used in) operating
           activities                                    929,886     (2,719,567)

Cash flows from investing activities:
    Investment in unconsolidated entities              --            (1,643,848)
    Investment in subsidiaries, net of
     cash received                                       --          (2,493,763)
    Purchase of property and equipment                (1,264,710)    (4,406,126)
                                                      -----------    -----------

Net cash used in investing activities                 (1,264,710)    (8,543,737)
                                                       ----------    -----------



                                   (Continued)

        The accompanying notes are an integral part of these statements.

                                                               (UNAUDITED)
                                                             Three Months Ended
                                                               November 30,
                                                        1995              1996
                                                   ---------------    ----------

Cash flows from financing activities:
    Net increase (decrease)  in outstanding checks
      in excess of bank balance                           247,070    (1,152,003)
    Net proceeds on revolving credit agreement          1,682,167    12,401,372
    Proceeds from issuance of debt                          --        2,105,000
    Repayment of debt and leases                         (578,139)   (1,194,642)
    Issue common stock                                      --            8,440
                                                       ----------   ------------
Net cash provided by financing activities               1,351,098    12,168,167
                                                       ----------   ------------

Net increase in cash and cash equivalents               1,016,274       904,863

Cash and cash equivalents - beginning of period           766,319     2,932,434
                                                       ----------   ------------

Cash and cash equivalents- end of period               $1,782,593   $ 3,837,297
                                                       ==========   ============

Supplemental disclosures:
    Cash payments for:
         Interest                                      $  518,619   $ 1,432,596
                                                       ==========   ============

        Income taxes                                   $2,764,271   $   899,984
                                                       ==========   ============


    Noncash investing and financing activities:
           Property and equipment acquired
           through issuance of debt                     $2,523,951  $    --
                                                        ==========  ============




         The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

          The financial information for the three months ended November 30, 1995 and 1996 and as of August 31, 1996 and November 30, 1996 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1997.

Note 2 - Inventories -

          The major components of inventory consist of the following:

                                        (UNAUDITED)             (UNAUDITED)
                                         August 31,            November 30,
                                             1996                   1996
                                     ------------------      -----------

               Finished goods             $23,138,238           $24,726,685
               Raw materials               32,972,692            33,165,368
               Work in process             10,301,030             9,770,222
                                          -----------           -----------

                                          $66,411,960           $67,662,275
                                          ===========           ===========

Note 3 - Earnings Per Common Share -

          Earnings per common share is calculated based on the weighted average number of shares outstanding, including dilutive common stock equivalents when material, during the periods. The weighted average number of shares outstanding for the quarters ended November 30, 1995 and 1996 were 8,552,000 and 9,877,224, respectively.

Note 4 - Acquisitions -

          On January 16, 1996, the Company's newly-formed, wholly-owned subsidiary, Word Industries Fabricators, Inc. (Word), purchased certain assets and assumed certain liabilities from Word Industries Pipe Fabricating, Inc. (WIPF), TS&M Corporation and T. N. Word and certain of his family members (T.N. Word). The acquisition was completed through the issuance of 385,000 shares of the Company's Common Stock valued at $3,442,000 and cash of $503,000. Acquisition costs of $246,000 were incurred by the Company. The purchase method was used to account for the acquisition. The operating results of Word have been included in the consolidated statements of income of the Company from the date of acquisition.

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

           Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated ("Pipe Shields"), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was approximately $1.5 million, which is included in other assets and is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of acquisition. The proforma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1995, is not significant to the operations of the Company.

           The following summarized income statement data reflects the impact that the WIPF, TS&M Corporation, T. N. Word, APP and Speedline acquisitions would have had on the Company's results of operations had the transactions taken place on September 1, 1995:

                                                        (UNAUDITED)
                                                  Proforma Results for the
                                                     Three Months Ended
                                                        November 30,
                                                           1995

               Gross revenue                           $ 62,736,083
                                                       ============
               Net income                              $  1,383,672
                                                       ============
               Earnings per common share                        .15
                                                       ============

               Shaw has entered into an agreement to acquire NAPTech, Inc. (NAPTech), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. Pursuant to the acquisition agreement as it is presently proposed to be amended, the Company expects to issue up to an aggregate of 467,122 shares of the Company's Common Stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech currently leases from a related entity. The acquisition of NAPTech is subject to various conditions, including, without limitation, the approval of Shaw's Board of Directors and NAPTech's shareholders, as well as any necessary regulatory approvals. If consummated, the acquisition of NAPTech will be accounted for as a pooling of interests and, accordingly, will result in a restatement of the Company's financial statements for all periods presented. Although there can be no assurance that the acquisition of NAPTech will be completed, the Company currently anticipates that the acquisition will be consummated on or before January 31, 1997.

Note 5 - Investment in Unconsolidated Entities -

               During the three  months ended  November  30,  1996,  the Company invested an additional $1.6 million in Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass) and recognized earnings of $150,018.

               In addition, as of August 31, 1996 and November 30, 1996, the Company had outstanding receivables from Shaw-Nass totaling $700,479 and $313,955 respectively. These receivables relate primarily to inventory and equipment sold to the entity.

Note 6 - Commitments and Contingencies-

               For the year ended August 31, 1996, approximately 58% of the Company's labor force was covered by collective bargaining agreements, 92% of which will expire in the fiscal year ending August 31, 1997.

               Of this amount, approximately 24% were covered by the collective bargaining agreement between the Company's subsidiary in Laurens, South Carolina and the local affiliate of the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada, AFL-CIO (the "Union"), which was to have expired on November 30, 1996. The agreement was extended indefinitely, with the Company's subsidiary or the Union affiliate having the right to terminate the agreement by giving ten working days prior written notice. On January 10, 1997, the members of the Union affiliate in Laurens, South Carolina approved a proposed new agreement, which has not yet been executed by the respective parties. The effect of the new agreement is not expected to have a material adverse impact on the Company's results of operations or financial position.

               Approximately 30% of the workforce were covered by collective bargaining agreements between the Company's subsidiaries in Walker, Louisiana and Prarieville, Louisiana and the local affiliate of the Union which were to have expired on December 31, 1996. The agreements have been extended indefinitely, with the Company's subsidiaries or the Union affiliate having the right to terminate the agreements by giving ten working days prior written notice. The Company does not expect that the renewal of the agreements will have a material adverse impact on the Company's results of operation or financial position.

               The  remaining  4%  of  the   workforce   covered  by  collective
          bargaining agreements are under contracts expiring subsequent to the fiscal year ending August 31, 1997.


               See Note 4 regarding the Company's proposed acquisition of NAPTech.

Note 7 - Subsequent Event -

               On December 23, 1996, the Company closed the sale of 2,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21.00 per share, less underwriting discounts and commissions. On January 10, 1997, the underwriters for such offering exercised an option to purchase an additional 398,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments, and the closing of such sale is anticipated to occur on January 15, 1997. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, from the issuances of the 2,398,000 shares of Common Stock will total approximately $47.2 million and will be used to repay outstanding amounts on the Company's line of credit, which has been used generally to provide working capital and fund fixed asset purchases and acquisitions.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

        The discussion which follows summarizes the Company's financial position at November 30, 1996, and the results of its operations for the three-month period then ended, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements in this quarterly report that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, the presence of competitors with greater financial resources, costs and financing difficulties, the results of financing efforts, delays or difficulties in the production by the Company or its suppliers, and delivery or installation of products.

Liquidity and Capital Resources:

        Net cash used in operations was $2.7 million for the three months ended November 30, 1996, compared to cash provided by operations of $.9 million for the same period of the previous fiscal year. For the three months ended November 30, 1996, net cash used in operations resulted primarily from an increase of $4.1 million in receivables and a decrease of $2.8 million in advance billings, offset by earnings adjusted for depreciation and unconsolidated entity activity totaling $4.3 million. The increase in accounts receivable and decrease in advance billings primarily resulted from minor collection delays and billing provisions on certain contracts.

     Net cash used in investing activities was $8.5 million for the three months ended November 30, 1996, compared to $1.3 million for the same period of the last fiscal year. During the three months ended November 30, 1996 the Company purchased $4.4 million of property and equipment. These additions consisted of a $2.1 million pipe bending machine for the Company's subsidiary in Tulsa, Oklahoma and $2.3 million of other purchases. The Company also purchased all of the capital stock of Pipe Shields Incorporated ("Pipe Shields") for approximately $2.5 million, net of cash received (See Note 4 to Notes to Consolidated Financial Statements). Additionally, the Company invested an additional $1.6 million in its Bahrain joint venture (See Note 5 to Notes to Consolidated Financial Statements).

     Net cash provided by financing activities was $12.2 million for the three-month period ended November 30, 1996, compared to $1.4 million provided for the three months ended November 30, 1995. For the three months ended November 30, 1996, $12.4 million of cash was provided from the Company's revolving line of credit agreement with its commercial lenders. The revolving line of credit facility has been used generally to provide working capital and fund fixed asset purchases and acquisitions. In addition, during the three months ended November 30, 1996, the Company borrowed $2.1 million in term debt to purchase a pipe bending machine for the Company's subsidiary in Tulsa, Oklahoma.

Material Changes in Financial Condition:

        The Company's current assets increased $7.8 million from $145.0 million as of August 31, 1996 to $152.8 million as of November 30, 1996. The increase resulted primarily from an increase in accounts receivable of $5.3 million. At November 30, 1996 receivables attributable to the newly acquired Pipe Shields subsidiary accounted for $.7 million of this increase in receivables. The remaining increase of $4.6 million relates to minor collection delays.

     Property and equipment increased by $5.3 million to $65.4 million as of November 30, 1996 from $60.1 million as of August 31, 1996. This increase resulted primarily from the purchase of a pipe bending machine for $2.1 million for the Company's subsidiary in Tulsa, Oklahoma, $.9 million of assets acquired in the acquisition of the Pipe Shields subsidiary and $2.3 million of other asset purchases.

        The Company's current liabilities increased $10.6 million from $95.4 million at August 31, 1996 to $106.0 million at November 30, 1996. The increase was due primarily to increases of $12.4 million in the revolving line of credit offset by a decrease of $2.8 million in advance billings.

Results of Operations

        The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:

                                                          (Unaudited)
                                                       Three-Months Ended
                                                          November 30,
                                                      1995           1996

         Sales                                       100.0%         100.0%
         Cost of sales                                81.5           79.4
                                                     -----          -----
         Gross profit                                 18.5           20.6

         General and administrative expenses          11.2           11.9
                                                     -----          -----

         Operating income                              7.3            8.7
         Interest expense                             (1.3)          (2.4)
         Other income, net                             --              .1
                                                     -----          -----
                                                      (1.3)          (2.3)

         Income before income taxes                    6.0            6.4
         Provision for income taxes                    1.9            2.1
                                                     -----          -----
         Income before earnings  (loss) from
           unconsolidated entities                     4.1            4.3

         Earnings (loss) from unconsolidated
           entities                                     .2             .2
                                                      ----          -----

         Net income                                    4.3%           4.5%
                                                     ======         ======

         Sales increased 74.3% to $67.6 million for the three months ended November 30, 1996 as compared to $38.8 million for the same period in the prior year. These increases are due primarily to the Word and APP acquisitions which contributed approximately $6 million and $14 million, respectively, in sales for the first quarter ended November 30, 1996, as well as increased sales for projects in the domestic chemical and the international power sectors partially offset by a decline in sales for projects in the domestic refinery sector.

          The Company's sales by geographic region for the periods indicated were as follows:

                                   Three-Months Ended November 30,
                              1995                                1996
                      -----------------------            --------------------
Geographic Region     (in millions)      %               (in millions)      %
-----------------     ------------     ------            -------------   ----
U.S.A.                   $26.4           68%                 $40.9         61%
Far East/Pacific Rim       7.4           19                   17.9         26
Middle East                2.7            7                    4.8          7
Latin America              1.5            4                    1.7          3
Europe                     --            --                    1.1          1
Other                       .8            2                    1.2          2
                       -------         -----                 -----         ---
                         $38.8          100%                 $67.6         100%
                         =====         =====                 =====        =====


         The Company's sales by industry sector for the periods indicated were as follows:

                                     Three-Months Ended November 30,
                                 1995                              1996
                       -----------------------        --------------------------
Industry Sector        (in millions)       %          (in millions)          %
---------------        -------------     -----         -------------       ----
Power                      $15.9          41%             $28.5            42%
Refining                    14.0          36               11.6            17
Chemical                     8.5          22               22.3            33
Other                         .4           1                5.2             8
                           -----         ----             -----           ----
                           $38.8         100%             $67.6           100%
                           =====         ====             =====           ====

         The gross profit percentage for the three-month period ended November 30, 1996 increased to 20.6% from 18.5% for the same period the prior year. The increase was primarily attributable to increased sales and gross profits from the Company's Venezuelan facility (which historically has achieved higher profit margin percentages than the Company's domestic subsidiaries) and higher profit margins on international projects and from the APP subsidiary.

         General and administrative expenses were $8.0 million for the quarter ended November 30, 1996, compared to $4.3 million for the same period of the prior year. The $3.7 million change is due primarily to the integration of Word and APP into Shaw's business and to the variable costs associated with the increased sales.

         Interest expense for the quarter ended November 30, 1996 was $1.6 million, up from the $517,000 incurred in the first quarter of the last fiscal year primarily due to increased borrowing resulting from the expansion of business and the APP and Word acquisitions during fiscal 1996.

         The Company's effective tax rates for the quarters ended November 30, 1995 and 1996 were 32.1% and 33.4%, respectively. The increase in the tax rate is primarily due to an increase in income generated in higher tax paying jurisdictions.

          Total backlog increased to $161 million at November 30, 1996 compared to $108 million at November 30, 1995. The increased backlog reflects continued strong momentum in overseas power project bookings and improved domestic chemical and refinery market conditions.

                           PART II - OTHER INFORMATION


         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  During the fiscal quarter ended November 30, 1996, there were no matters submitted to a vote of security holders by the Company.


         ITEM 5. - OTHER INFORMATION


                  On December 23, 1996, the Company closed the sale of 2,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21.00 per share, less underwriting discounts and commissions. In addition, certain selling shareholders of the Company sold an aggregate of 659,118 shares of Common Stock in such offering. On January 10, 1997, the underwriters for such offering exercised an option to purchase an additional 398,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments, and the closing of such sale is anticipated to occur on January 15, 1997. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, from the issuances of the 2,398,000 shares of Common Stock total approximately $47.2 million and will be used to repay outstanding amounts on the Company's line of credit, which is generally used by the Company for working capital purposes.

               The collective bargaining agreement between the Company's subsidiary in Laurens, South Carolina and the local affiliate of the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada, AFL-CIO (the "Union"), was to have expired on November 30, 1996. The agreement was extended indefinitely, with the Company's subsidiary or the Union affiliate having the right to terminate the agreement by giving ten working days prior written notice. On January 10, 1997, the members of the Union affiliate in Laurens, South Carolina approved a proposed new agreement, which has not yet been executed by the respective parties. The effect of the new agreement is not expected to have a material adverse impact on the Company's results of operations or financial position.

               The collective bargaining agreements between the Company's subsidiaries in Walker, Louisiana and Prairieville, Louisiana and the local affiliate of the Union were to have expired on December 31, 1996. The agreements have been extended indefinitely, with the Company's subsidiaries or the Union affiliate having the right to terminate the agreements by giving ten working days prior written notice. The Company does not expect that the renewal of the agreements will have a material adverse impact on the Company's results of operation or financial position.

               Shaw has entered into an agreement to acquire NAPTech, Inc. ("NAPTech"), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. Pursuant to the acquisition agreement as it is presently proposed to be amended, the Company expects to issue up to an aggregate of 467,122 shares of the Company's Common Stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech currently leases from a related entity. For the fiscal years ended March 31, 1995 and March 29, 1996, NAPTech reported revenues of $21.7 million and $24.9 million, respectively, and net losses of $224,000 and $3.1 million, respectively. In addition, at October 31, 1996, NAPTech had an accumulated deficit of $5.9 million and, for the seven months ended October 31, 1996, a net loss of $1.2 million. Though NAPTech has experienced historical operating and liquidity difficulties, the Company does not expect such difficulties to continue after the NAPTech acquisition due in part to the Company's materials purchasing power and fabrication expertise. The Company expects benefits from the acquisition of NAPTech to include, among other things, increased fabrication capacity and additional induction pipe bending capabilities. In addition, NAPTech estimates it had a backlog of approximately $35.0 million at November 30, 1996, which primarily consisted of a large mining industry project. The acquisition of NAPTech is subject to various conditions, including, without limitation, the approval of Shaw's Board of Directors and NAPTech's shareholders, as well as any necessary regulatory approvals. If consummated, the acquisition of NAPTech will be accounted for as a pooling of interests and, accordingly, will result in a restatement of the Company's financial statements for all periods presented. Although there can be no assurance that the acquisition of NAPTech will be completed, the Company currently anticipates that the acquisition will be consummated on or before January 31, 1997.

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  Exhibit Number                     Description

                        11                 Computation of Earnings per Share



          B. During the fiscal quarter ended November 30, 1996, no reports on Form 8-K were filed by the Company.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                  THE SHAW GROUP INC.



Dated:   January 14, 1997                    /s/ Bret M. Talbot
                                             -------------------
                                             Vice President
                                             and Chief Financial Officer

                                             (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



         Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 1996.



Exhibit Number                                      Description

         11                             Computation of Earnings per Share

                                   EXHIBIT 11
                        Computation of Earnings Per Share


                                                      Three Months Ended
                                                          November 30,
                                                    1995                1996
                                                    ----                ----
PRIMARY (1):
Weighted average shares outstanding              8,552,000           9,524,387

Net effect of dilutive stock options
based on the Treasury Stock method
using average market price                           *                 352,837
                                                 ---------           ---------
                                                 8,552,000           9,877,224
                                                 =========           =========

Net income                                      $1,682,694          $3,037,150
                                                ==========          ==========

Per share amount                                $       .20         $      .31
                                                ==========          ==========



* Outstanding stock options did not materially affect earnings per share for the three months ended November 30, 1995.

(1) Fully diluted earnings per share amounts are not presented in this exhibit since they are not materially different from the primary earnings per share amounts.