Form 10-Q
period 1997-02-28
SHAW GROUP INC
filed 1997-04-14
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ______________________

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


o Common stock, no par value, 12,360,268 shares outstanding as of April 8, 1997.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Consolidated Balance Sheets - August 31, 1996
                   and February 28, 1997                                3 - 4

               Consolidated Statements of Income - For the Three
                  Months and Six Months Ended February 29, 1996 and
                  February 28, 1997                                       5

               Consolidated Statements of Cash Flows - For the Six
                  Months Ended February 29, 1996 and
                  February 28, 1997                                     6 - 7

               Notes to Consolidated Financial Statements               8 - 11

    Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  12 - 16

Part II - Other Information

    Item 2. - Changes in Securities                                       17

    Item 4. - Submission of Matters to a Vote of Security Holders      17 - 18

    Item 5. - Other Information                                        18 - 19

    Item 6. - Exhibits and Reports on Form 8-K                         20 - 21

Signature Page                                                            22

Exhibit Index



                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                (UNAUDITED)              (UNAUDITED)
                                                                                 August 31,              February 28,

                                                                                   1996                     1997
                                                                                   ----                     ----
Current assets:
    Cash and cash equivalents                                                 $   2,967,342           $   4,619,403
    Accounts receivable                                                          75,241,111              89,706,367
    Receivables from unconsolidated entities                                        700,479               1,785,825
    Inventories                                                                  68,878,231              75,537,107
    Prepaid expenses                                                              2,440,503               2,528,427
    Deferred income taxes                                                         1,634,817               1,634,817
                                                                                -----------             -----------
    Total current assets                                                        151,862,483             175,811,946

Investment in unconsolidated entities                                             1,920,880               4,385,116

Property and equipment:
    Transportation equipment                                                      4,685,200               5,397,898
    Furniture and fixtures                                                        6,155,724               7,679,001
    Machinery and equipment                                                      36,299,786              45,693,648
    Buildings and improvements                                                   18,268,904              20,830,440
    Assets acquired under capital leases                                            896,677                 255,888
    Land                                                                          3,201,626               3,763,222
                                                                                 69,507,917              83,620,097
    Less:  Accumulated depreciation (including
    amortization of assets acquired under capital leases)                      ( 12,065,574)            (14,829,715)
                                                                               ------------             -----------
                                                                                 57,442,343              68,790,382
Notes receivable from related party                                                 625,000                  ---
Other assets, net                                                                 9,830,961              16,589,666
                                                                               ------------            ------------
                                                                               $221,681,667            $265,577,110
                                                                               ============            ============
                                   (Continued)

        The accompanying notes are an integral part of these statements.






                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               (UNAUDITED)             (UNAUDITED)
                                                                                August 31,             February 28,
                                                                                  1996                    1997
                                                                               ----------             ------------


Current liabilities:
    Outstanding checks in excess of bank balance                                $  3,104,746          $  2,573,665
    Accounts payable                                                              28,905,023            27,353,990
    Accrued liabilities                                                            9,412,963             9,164,051
    Current maturities of long-term debt                                           4,865,038             4,408,601
    Revolving line of credit                                                      52,796,148            48,056,196
    Current portion of obligations under capital leases                               68,143                88,227
    Deferred revenue - prebilled                                                   1,839,689             3,405,219
    Advance billings                                                               2,990,631             1,979,224
                                                                                ------------            ----------
          Total current liabilities                                              103,982,381            97,029,173

Long-term debt, less current
    maturities                                                                    36,795,386            34,745,777

Obligations under capital leases,
    less current portion                                                              44,696                28,570

Deferred income taxes                                                              4,813,925             4,959,725

Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                                                   ---                  ---
    Common stock, no par value,
      50,000,000 shares authorized;
      16,619,099 and 19,019,599 shares
      issued, respectively; 9,956,183 and
      12,356,683 shares outstanding, respectively                                 56,849,127           103,183,279
    Retained earnings                                                             26,023,987            32,458,421
    Treasury stock, 6,662,916 shares                                              (6,827,835)           (6,827,835)
                    ---------                                                   ------------          ------------
          Total shareholders' equity                                              76,045,279           128,813,865
                                                                                ------------          ------------
                                                                                $221,681,667          $265,577,110
                                                                                ============          ============


        The accompanying notes are an integral part of these statements.




                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   (UNAUDITED)                           (UNAUDITED)
                                                               Three Months Ended                     Six Months Ended
                                                               February 29 and 28,                   February 29 and 28,
                                                           1996                   1997              1996               1997
                                                           ----                   ----              ----               ----


Income:
    Sales                                                $56,374,713         $85,515,993        $99,714,683       $161,234,995
    Cost of sales                                         47,160,296          70,378,543         83,845,208        131,527,211
                                                          ----------          ----------         ----------        -----------
       Gross profit                                        9,214,417          15,137,450         15,869,475         29,707,784

General and administrative expenses                        5,641,989           9,212,659         10,286,973         17,481,675

       Operating income                                    3,572,428           5,924,791          5,582,502         12,226,109

Interest expense                                            (847,276)         (1,778,924)        (1,589,023)        (3,619,550)
Other income, net                                              2,621             114,060             42,582            148,166
                                                           ---------          ----------         ----------         ----------
                                                            (844,655)         (1,664,864)        (1,546,441)        (3,471,384)

Income before income taxes                                 2,727,773           4,259,927          4,036,061          8,754,725

Provision for income taxes                                   954,592           1,341,890          1,344,726          2,841,263
                                                          ----------           ---------          ---------          ---------
Income before earnings from uncon-
    solidated entities                                     1,773,181           2,918,037          2,691,335          5,913,462

Earnings from unconsolidated entities                         28,192             670,370            123,163            820,388
                                                          ----------          ----------         ----------         ----------

       Net income                                         $1,801,373          $3,588,407         $2,814,498         $6,733,850
                                                          ==========          ==========         ==========         ==========


Earnings per common share                                 $      .20          $      .31         $      .31         $      .60
                                                          ==========          ==========         ==========         ==========






        The accompanying notes are an integral part of these statements.



                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (UNAUDITED)
                                                                                 Six Months Ended
                                                                                February 29 and 28,
                                                                           1996                    1997
                                                                           ----                    ----


Cash flows from operating activities:
    Net income                                                           $2,814,498              $6,733,850
    Net loss not included in reporting period (See
        Note 5 to Notes to Consolidated Financial
       Statements)                                                         ---                     (131,612)
    Adjustments to reconcile net income
       to net cash provided by (used in) operating
       activities:
           Depreciation and amortization                                  1,805,031               3,329,262
           Provision (benefit) for deferred income taxes                   (374,000)                163,000
           (Earnings) from unconsolidated entities                         (123,163)               (820,388)
           Other                                                           (259,207)                ---
    Changes in assets and liabilities:
       (Increase) in receivables                                        (15,467,674)             (8,692,101)
       (Increase) in inventories                                         (6,320,476)             (6,009,916)
       (Increase) decrease in prepaid expenses                           (1,227,530)                 27,915
       (Increase) in other assets                                        (1,045,212)               (418,307)
       Increase (decrease) in accounts payable                            9,599,145              (3,529,979)
       Increase in deferred revenue - prebilled                             255,633               1,565,530
       Increase (decrease) in advanced billings                           4,663,219              (2,288,319)
       (Decrease) in accrued liabilities                                 (1,919,204)             (2,639,611)
                                                                         ----------              ----------
Net cash (used in) operating activities                                  (7,598,940)            (12,710,676)

Cash flows from investing activities:
    Investment in unconsolidated entities                                   ---                  (1,643,848)
    Investment in subsidiaries, net of cash received                       (723,100)            (10,244,852)
    Purchase of property and equipment                                   (5,197,845)            (10,824,987)
    Proceeds from notes receivable                                          ---                      86,770
                                                                         ----------              ----------

Net cash used in investing activities                                    (5,920,945)            (22,626,917)


                                   (Continued)



                                                                                  (UNAUDITED)
                                                                                Six Months Ended
                                                                               February 29 and 28,
                                                                          1996                     1997
                                                                          ----                     ----

Cash flows from financing activities:
    Net increase (decrease) in outstanding
      checks in excess of bank balance                                    2,648,857                (531,081)
    Net proceeds (repayment) on revolving
      credit agreement                                                   11,140,008              (4,739,952)
    Proceeds from issuance of debt                                        4,037,597               4,279,000
    Repayment of debt and leases                                           (717,515)             (8,184,662)
    Distributions to members of
      Freeport Properties, L.C.                                            ---                     (167,804)
    Purchase of treasury stock                                             ---                     (661,311)
    Issue common stock                                                     ---                   46,995,464
                                                                         ----------              ----------

Net cash provided by financing activities                                17,108,947              36,989,654
                                                                         ----------              ----------

Net increase in cash and cash equivalents                                 3,589,062               1,652,061

Cash and cash equivalents - beginning of period                             788,748               2,967,342
                                                                        -----------             -----------

Cash and cash equivalents - end of period                               $ 4,377,810             $ 4,619,403
                                                                        ===========             ===========

Supplemental disclosures:
    Cash payments for:
         Interest                                                       $ 1,597,109             $ 3,601,240
                                                                        ===========             ===========
        Income Taxes                                                    $ 4,213,451             $ 3,353,815
                                                                        ===========             ===========

    Noncash investing and financing activities:
       Purchase of property and equipment and
           assumption of liabilities through the
           issuance of common stock                                     $ 3,821,900             $    ---
                                                                        ===========             ===========
       Purchase of inventory and payment of liabilities
           through the cancellation of notes receivable                 $    ---                $   538,230
                                                                        ===========             ===========




        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

          The financial information of The Shaw Group Inc. and its subsidiaries (collectively, the Company) for the three-month and six-month periods ended February 29, 1996 and February 28, 1997 and as of August 31, 1996 and February 28, 1997 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1997.

Note 2 - Inventories -

          The major components of inventory consist of the following:

                                      (UNAUDITED)           (UNAUDITED)
                                      August 31,            February 28,
                                         1996                   1997
                                       -----------          -----------

               Finished goods          $23,138,238          $24,555,741
               Raw materials            33,870,748           38,341,143
               Work in process          11,869,245           12,640,223
                                       -----------           ----------

                                       $68,878,231          $75,537,107
                                       ===========          ===========

Note 3 - Public Offering of Common Stock -

           On December 23, 1996, the Company closed the sale of 2,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21.00 per share less
       underwriting  discounts  and  commissions.   On  January  10,  1997,  the
       underwriters for such offering exercised an option to purchase an additional 398,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and other expenses of the offering, totaled approximately $47 million and were used to pay down amounts outstanding under the Company's revolving line of credit. the Company's revolving line of credit has been used to provide working capital, as well as to fund fixed asset and subsidiary acquisitions.

Note 4 - Earnings Per Common Share -

           Earnings per common share is calculated based on the weighted average number of shares outstanding, including dilutive common stock equivalents when material, during the periods. The weighted average number of shares outstanding for the quarters ended February 29, 1996 and February 28, 1997 were 9,157,574 and 11,668,264, respectively. Outstanding stock options were not considered in calculating earnings per share for the quarters ended February 29, 1996 and February 28, 1997 because they were not material in the calculation.

Note 5 - Acquisitions -

           On January  29,  1997,  the  Company  completed  the  acquisition  of
       NAPTech, Inc. (NAPTech), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech had leased from a related entity. The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech. Summarized results of operations of the separate companies for the period from September 1, 1996 through January 27, 1997, the date of acquisition, are as follows:

                                            Shaw                  NAPTech
                                        ------------           -----------
           Sales                        $106,555,000           $24,482,000
                                        ============           ===========
           Net income                   $  2,505,000           $   584,000
                                        ============           ===========

           Net income of the combined companies for the three-month and the six-month periods ended February 28, 1997 has been reduced by approximately $600,000 of merger and business combination costs of the NAPTech acquisition.

          Because the fiscal periods of the Company and NAPTech were not the same, NAPTech financial statements for the 1996 fiscal year were recast from the twelve months ended March 31, 1996 to the twelve months ended June 30, 1996. As a result, sales and losses of NAPTech for July and August 1996, which amounted to $5,194,000 and $132,000, respectively, have been excluded from the statements of income in fiscal 1997.

           The following is a reconciliation of the amounts of sales and net income previously reported (in the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 29, 1996) for the six-month period ended February 29, 1996:

                                             Sales            Net income (loss)
                                         ------------         -----------------
           As previously reported        $ 88,375,248           $ 3,508,345
           NAPTech                         11,339,435              (693,845)
                                         ------------           -----------
                As restated              $ 99,714,683           $ 2,814,498
                                         ============           ===========

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

           Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated (Pipe Shields), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was approximately $1.5 million, which is included in other assets and is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of the acquisition. The pro-forma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1995, is not significant to the operations of the Company.

           Effective February 1, 1997, the Company purchased all of the outstanding capital stock of United Crafts, Inc. (UCI), an industrial construction and maintenance company in Baton Rouge, Louisiana for cash of $7,646,000, net of cash received. Acquisition costs of approximately $105,000 were incurred by the Company. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was $5,197,000, which is included in other assets and is being amortized on a straight-line basis over 20 years. The estimated fair value of the assets and liabilities of UCI as of February 1, 1997 are as follows:

              Accounts Receivable                            $6,040,000
              Property and Equipment                          2,992,000
              Other Assets                                    5,245,000
              Accounts Payable & Accrued Liabilities         (4,002,000)
              Advance Billings                               (1,277,000)
              Notes Payable                                  (1,101,000)
              Deferred Income Taxes                            (146,000)
                                                             ----------
                   Cost of Acquisition                       $7,751,000
                                                             ==========

          The operating results of UCI have been included in the consolidated statements of income from the effective date of the acquisition.

           The following summarized income statement data reflects the impact that the WIPF, TS&M Corporation, T. N. Word, APP, Speedline, and UCI acquisitions would have had on the Company's results of operations had the transactions taken place on September 1, 1995:

                                                            (UNAUDITED)
                                                    Pro-Forma Results for the
                                                        Six Months Ended
                                                       February 29 and 28,
                                                 1996                  1997
                                                 ----                  ----

               Gross revenue                 $ 158,615,000        $176,270,000
                                             =============        ============
               Net income                    $   2,912,000        $  6,924,000
                                             =============        ============
               Earnings per common share     $         .29        $        .62
                                             =============        ============

Note 6 - Investment in Unconsolidated Entities -

          During the six months ended February 29, 1996 and February 28, 1997, the Company recognized earnings of $123,163 and $820,388, respectively, from Shaw-Nass Middle East, W.L.L., the Company's joint venture in Bahrain.

          As of August 31, 1996, and February 28, 1997, the Company had outstanding receivables from the unconsolidated entity totaling $700,479 and $1,785,825 respectively. These receivables relate primarily to inventory and equipment sold to the entity.

Note 7 - Subsequent Events -

          On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc., an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1 million in cash and 62,500 shares of Shaw Common Stock, as well as the assumption of approximately $450,000 of debt.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

        The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at February 28, 1997, and the results of its operations for the three-month and six-month periods then ended, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        On January 27, 1997, the Company completed the acquisition of NAPTech, Inc. (NAPTech), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech had leased from a related entity. The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech. Approximately $600,000 of merger and business combination costs of the NAPTech acquisition have been expensed during the quarter and six months ended February 27, 1997. See Note 5 to Notes to Consolidated Financial Statements.

        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements in this quarterly report that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, the presence of competitors with greater financial resources, costs and financing difficulties, the results of financing efforts, delays or difficulties in the production by the Company or its suppliers, the strength or weakness of the U.S. dollar relative to foreign currencies, and delivery or installation of products.

Liquidity and Capital Resources:

        Net cash used in operations was $12.7 million for the six months ended February 28, 1997, compared to $7.6 million for the same period of the previous year. The net cash used was a result primarily of increases of $8.7 million in receivables and $6.0 million in inventories and decreases in accounts payable and accrued liabilities of $6.2 million, partially offset by earnings adjusted for non-cash activities totaling $9.4 million.

        The increase in receivables is primarily attributable to a higher volume of sales activity for the three-month and six-month periods ended February 28, 1997, as well as minor collection delays. Inventories increased due to the procurement of material for current and future sales activities which are expected to exceed levels realized in fiscal 1996 based upon the Company's current backlog. The decrease in accounts payable and accrued liabilities resulted from the improved cash flow realized from the proceeds from the issuance of the 2,398,000 shares of the Company's stock in December 1996 and January 1997.

        Net cash used in investing activities was $22.6 million for the six months ended February 28, 1997, compared to $5.9 million for the same period in fiscal 1996. During the first six months of fiscal 1997, the Company purchased all of the capital stock of Pipe Shields Incorporated ("Pipe Shields") and United Crafts, Inc. ("UCI") for an aggregate of approximately $10.2 million, net of cash received (see Note 5 to Notes to Consolidated Financial Statements). Purchases of property and equipment included two pipe bending machines aggregating $4.3 million, $3.2 million of property and equipment purchases and improvements at the Company's subsidiary in Shreveport, Louisiana, and $3.3 million of other asset purchases. In addition, the Company increased its investment in its unconsolidated subsidiary, Shaw-Nass Middle East, W.L.L., by $1.6 million in connection with the joint venture's purchase of the building it had previously been leasing.

        Net cash provided by financing activities was $37.0 million for the six-month period ended February 28, 1997, compared to $17.1 million for the six months ended February 29, 1996. The primary source of cash for the six months ended February 28, 1997 was from the Company's sale of 2,398,000 shares of its Common Stock, which netted approximately $47.0 million (see Note 3 to Notes to Consolidated Financial Statements). The proceeds were used to pay down amounts outstanding under the Company's revolving line of credit, which has been used to provide working capital as well as to fund fixed asset and subsidiary acquisitions.

Material Changes in Financial Condition:

        The Company's current assets increased by $23.9 million from $151.9 million as of August 31, 1996 to $175.8 million as of February 28, 1997. The increase resulted primarily from increases in accounts receivable of $14.5 million and inventories of $6.7 million. The increase in receivables is primarily related to (i) the newly-acquired Pipe Shields and UCI subsidiaries, which together at February 28, 1997 had receivables amounting to $7 million,
(ii) increased sales levels and (iii) minor collection delays. The change in inventory is due to increased sales levels and the requirements to purchase inventories for current and future production requirements.

        Property and equipment increased by $14.1 million to $83.6 million as of February 28, 1997 from $69.5 million as of August 31, 1996. This increase resulted primarily from the purchase of two pipe bending machines aggregating $4.3 million, property and equipment of $3.3 million acquired in the acquisitions of Pipe Shields and UCI, $3.2 million of property and equipment purchases and improvements at the Company's subsidiary in Shreveport, Louisiana, and $3.3 million of other asset purchases.

        The Company's current liabilities decreased $7.0 million from $104.0 million at August 31, 1996, to $97.0 million at February 28, 1997. The decrease is due to reductions in the revolving line of credit of

$4.7 million, reductions in accounts payable and other current liabilities of $2.9 million and advance billings decreases of $1.0 million, partially offset by $1.6 million of increases in deferred revenue - prebilled. The decreases in amounts outstanding under the Company's revolving line of credit and accounts payable and other current liabilities resulted from the improved cash flow realized from the proceeds of the sale by the Company of 2,398,000 shares of its Common Stock in December 1996 and January 1997 (see Note 3 to Notes to Consolidated Financial Statements). The changes in advance billings and deferred revenues prebilled relate to contractual billing terms of certain contracts.

Results of Operations

        The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:


                                                                   (Unaudited)                        (Unaudited)
                                                               Three-Months Ended                  Six-Months Ended
                                                               February 29 and 28,                February 29 and 28,
                                                               1996            1997             1996               1997

         Sales                                                100.0%          100.0%           100.0%            100.0%
         Cost of sales                                         83.7            82.3             84.1              81.6
         Gross profit                                          16.3            17.7             15.9              18.4

         General and administrative expenses                   10.0            10.8             10.3              10.8

         Operating income                                       6.3             6.9              5.6               7.6
         Interest expense                                      (1.5)           (2.0)            (1.6)             (2.2)
         Other income, net                                     ---              0.1              0.1               0.1

         Income before income taxes                             4.8             5.0              4.1               5.5
         Provision for income taxes                             1.7             1.6              1.4               1.8
         Income before earnings from
           unconsolidated entities                              3.1             3.4              2.7               3.7

         Earnings from unconsolidated
           entities                                              .1             0.8              0.1               0.5

         Net income                                              3.2%            4.2%              2.8%             4.2%


         Sales increased 52% to $85.5 million for the three months ended February 28, 1997, as compared to $56.4 million for the same period in the prior year. For the six months ended February 28, 1997, sales were $161.2 million compared to $99.7 million for the first six months of fiscal 1996, an increase of 62%. These increases are due primarily to sales of subsidiaries that were acquired since the first quarter of fiscal 1996, increases in international power work and domestic chemical and other (primarily for the mining sector) work, partially offset by decreases in domestic refinery sales.

         The Company's second quarter sales by geographic region were as follows:



                                                                    Three-Months Ended February 29 and 28,
                                                          -------------------------------------------------------
                                                                 1996                           1997
                                                          ---------------------        ---------------------
                  Geographic Region                       (in millions)     %           (in millions)    %
                  -----------------                       -------------   ----         -------------   ----

                  U.S.A.                                  $  41.4          73%         $  63.7          75%
                  Far East/Pacific Rim                        8.3          15             15.0          17
                  Middle East                                 4.8           9              3.2           4
                  Europe                                      1.2           2              1.0           1

                  Latin America                               0.5           1              1.8           2
                  Other                                       0.2          ---             . 8           1
                                                          -------          ---         -------         ---
                                                          $  56.4          100%        $  85.5         100%
                                                          =======          ===         =======         ===


         The Company's second quarter sales by industry sector were as follows:

                                                                  Three-Months Ended February 29 and 28,
                                                        --------------------------------------------------------
                                                                 1996                             1997
                                                        ------------------------      --------------------------
                  Industry Sector                       (in millions)       %         (in millions)       %
                                                        -------------     ---        --------------    ----

                  Refining                               $  24.3          43%         $  10.8          13%
                  Power                                     17.8          32             25.7          30
                  Chemical                                  13.3          23             26.6          31
                  Other                                      1.0           2             22.4          26
                                                         --------         ---          -------         ---
                                                         $  56.4         100%         $  85.5         100%
                                                         ========        ===          =======         ===


         The gross margin for the three-month period ended February 28, 1997 increased to 17.7% from 16.3% for the same period the prior year. For the six-month period ended February 28, 1997, the gross margin increased to 18.4% from 15.9% for the same period the prior year. These margin increases are primarily the result of improved margins at several of the Company's fabrication subsidiaries, as well as the higher margins of Alloy Piping Products, Inc., which was not acquired by the Company until the third quarter of fiscal 1996.

         General and administrative expenses were $9.2 million for the second quarter of fiscal 1997, compared to $5.6 million for the same period of the prior year. General and administrative expenses of newly-acquired subsidiaries, as well as the extra expenses of the Word Industries Fabricators, Inc. subsidiary, which was acquired during the second quarter of fiscal 1996, amounted to $3.3 million for the second quarter of fiscal 1997. Additionally, the Company incurred merger and business combination costs of approximately $600,000 related to the NAPTech acquisition, which was accounted for using the pooling-of-interests method. These acquisition-related costs are included in general and administrative expenses of the quarter and six months ended February 28, 1997. See Note 5 to Notes to Consolidated Financial Statements.

         Interest expense for the second quarter ended February 28, 1997 was $1.8 million, up $932,000 from the $847,000 incurred in the second quarter of fiscal year 1996. The increase in interest expense is primarily related to the increases in long term debt and amounts outstanding under the Company's revolving line of credit in the second quarter of fiscal 1997 compared to the second quarter of the previous year. The increase in debt for the second quarter of fiscal 1997 resulted from acquisitions of subsidiaries and property and equipment additions, as well as increased working capital needs due to higher sales levels.

         The Company's effective tax rate for the three-month period ended February 28, 1997 was 31.5% as compared to 35.0% for the same period in the previous fiscal year. The Company's effective tax rate for the six-month period ended February 28, 1997 was 32.5% as compared to 33.3% for the same period in the previous fiscal year. The lower tax rates for the three-month and six-month periods ended February 28, 1997 as compared to the same periods of the previous fiscal year were primarily due to tax benefits derived from export sales and lower state income taxes.

         Earnings from unconsolidated entities were $670,000 and $820,000 for the three months and the six months, respectively, ended February 28, 1997 as compared to $28,000 and $123,000 for the same periods, respectively, of the previous fiscal year.

         For the Company and its wholly-owned subsidiaries, total backlog increased to $169 million at February 28, 1997, as compared to $115 million at February 29, 1996 (as previously reported by the Company in its Quarterly Report on Form 10-Q for the quarterly period then ended) and $161 million at November 30, 1996 (as previously reported by the Company in its Quarterly Report on Form 10-Q for the quarterly period then ended). Approximately $44 million of the February 28, 1997 backlog relates to subsidiaries that were acquired subsequent to February 29, 1996, and approximately $35 million of the February 28, 1997 backlog relates to NAPTech and UCI, which were acquired by the Company subsequent to November 30, 1996. The 17% decrease in the February 29, 1997 backlog, excluding NAPTech and UCI, to $134 million as compared to the November 30, 1996 backlog of $161 million was due primarily to slowdowns in project bookings in the international power and the domestic chemical and refining segments.

         The Company believes that international power project bookings decreased as a result of the relative strengthening of the U.S. dollar in international currency markets and unanticipated customer-initiated delays in project awards, which may negatively impact the Company's sales and earnings results for the fourth quarter of fiscal 1997. The Company believes that it can utilize the strengthened U.S. dollar to procure materials, which generally account for the majority of the costs of a critical piping project in the power segment, from international sources and thereby attempt to offset to a large extent the adverse effects of the strengthened U.S. dollar on international power project bookings.

         The Company believes that domestic chemical and refinery project bookings decreased as a result of price increases instituted by the Company, which may negatively impact the Company's sales and earnings results for the third and fourth quarters of fiscal 1997. In light of the current and forecasted demand for work in the domestic chemical and refinery segments, the Company believes that intermediate and long term domestic chemical and refinery project bookings will recover and enhanced profitability will ensue as a result of its pricing strategy.

        The Company's joint venture facility in Bahrain posted backlog at February 28, 1997 of approximately $1.5 million, down from the approximately $8 million at February 29, 1996.

                           PART II - OTHER INFORMATION

         ITEM 2. - CHANGES IN SECURITIES

         As set forth in detail below in Item 5 - Other Information, on January 27, 1997, the Company acquired all of the outstanding capital stock of NAPTech, Inc. ("NAPTech") and its leased fabrication facility from a NAPTech-related entity in exchange for 432,881 shares of the Company's common stock, no par value per share (the "Common Stock"). The issuance of such shares was not registered under the Securities Act of 1933, as amended (the "Act").

         The Company did not register the issuance of the shares of Common Stock in reliance upon the exemption of non-public offerings set forth in Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. The NAPTech acquisition was a private, negotiated acquisition among the sellers and the Company, and the persons or entities to which shares of Common Stock were issued represented to the Company that they qualified as "accredited investors" as defined in Rule 501(a) under the Act. The Company, however, has agreed to file a registration statement under the Act with the Securities and Exchange Commission to cover resales of the shares of Common Stock by the holders thereof.

          ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On January 29, 1997, the Company held its 1997 Annual Meeting of Shareholders. The only matters submitted to a vote at the meeting were the election of nine directors and a proposal to approve the Company's 1996 Non-Employee Director Stock Option Plan (the "Director Plan").

         The results of the vote for election of directors were as follows:

           Name                           For                   Withheld
           ----                           ---                   --------
   J. M. Bernhard, Jr.                16,638,867                 113,065
   R. Dale Brown, Jr.                 16,638,867                 113,065
   Frank Fronek                       16,638,867                 113,065
   L. Lane Grigsby                    16,638,867                 113,065
   David W. Hoyle                     16,645,867                 106,065
   Albert McAlister                   16,638,867                 113,065
   George R. Shepherd                 16,638,867                 113,065
   John W. Sinders, Jr.               16,638,867                 113,065
   Bret M. Talbot                     16,639,467                 112,465

There were no broker non-votes with respect to the election of directors.

         The results of the vote taken on the proposal to approve the Director Plan were as follows:

                    For                      16,356,055
                    Against                     268,825
                    Abstain                     100,304

There were 26,748 broker non-votes with respect to the proposal to approve the Director Plan.

                           ITEM 5. - OTHER INFORMATION

Acquisition of NAPTech, Inc.

         On January 27, 1997, the Company acquired all of the outstanding capital stock of NAPTech, Inc. ("NAPTech") from the shareholders of NAPTech in exchange for a total of 349,548 shares of the Company's common stock, no par value per share (the "Common Stock"). NAPTech is a fabricator of industrial piping systems and engineered piping modules based in Clearfield, Utah. The acquisition by Company of the NAPTech capital stock was made pursuant to a Plan and Agreement of Merger dated as of August 5, 1996, among the Company, the shareholders of NAPTech, NAPTech and SAON, Inc. (a wholly-owned subsidiary of Shaw), as amended by the First Amendment to Plan and Agreement of Merger dated as of January 27, 1997 (the "Merger Agreement"). By the terms of the Merger Agreement, SAON, Inc. merged with and into NAPTech.

         The Merger Agreement contains certain representations, warranties and covenants by the shareholders of NAPTech, including, among other things, representations regarding NAPTech and a covenant by the shareholders of NAPTech not to compete for a period of two years. Ten percent of the shares of Common Stock issued by the Company to the shareholders of NAPTech has been placed in escrow to satisfy indemnification obligations pursuant to the Merger Agreement.

         The Company also acquired, through its wholly-owned subsidiary SAON Properties, Inc., the real estate and buildings in which NAPTech conducts its operations from a NAPTech-related entity, Freeport Properties, L.C. ("Freeport"), pursuant to the Purchase and Sale Agreement (the "Purchase Agreement") dated as of January 27, 1997, between the Company, Freeport, the members of Freeport and SAON Properties, Inc. In consideration for the sale, the Company delivered 83,333 shares of Common Stock to Freeport and assumed certain indebtedness of Freeport totaling approximately $1.8 million. Ten percent of the shares of Common Stock issued to Freeport has been placed in escrow to satisfy indemnification obligations pursuant to the Purchase Agreement.

         The shares of Shaw Common Stock received by the shareholders of NAPTech and Freeport pursuant to the transactions described above are the subject of Registration Rights Agreements, each dated as of January 27, 1997, among the
Company and the shareholders of NAPTech and the Company and Freeport, respectively, whereby the Company has agreed to file shelf registration statements with the Securities and Exchange Commission and to take such other steps as are necessary to register such shares for transfer (including such filings or qualifications as may be required under state blue sky or securities laws). The Company has agreed to keep such registration statements effective for a period of up to two years.

         Further, in connection with the foregoing transactions, NAPTech entered into Employment Agreements dated as of January 27, 1997, with Bradford J. Brower, Greg R. Cowley, Frank B. Corgiat and Blake Bennett, each an officer and employee of NAPTech. Pursuant to the terms of each Employment Agreement, the NAPTech officers will be entitled to (i) receive the base salary each received prior to the Company's acquisition, and (ii) certain other benefits. Further, each will be subject to non-competition and confidentiality covenants in favor of NAPTech, the Company and their affiliates. In addition, in connection with the acquisition, the Company issued stock options to purchase an aggregate of 27,429 shares of Common Stock under its 1993 Employee Stock Option Plan to replace options to purchase NAPTech capital stock outstanding as of January 27, 1997.

         NAPTech will operate as a wholly-owned subsidiary of the Company at its Clearfield, Utah fabrication facility.

         The acquisition of NAPTech was accounted for using the pooling of interests method; accordingly, the Company's financial information for all periods presented herein has been restated to include financial information of NAPTech (see Note 5 to Notes to Consolidated Financial Statements).

Acquisitions of UCI and MERIT

         Effective February 1, 1997, a newly-formed subsidiary of the Company acquired all of the outstanding capital stock of United Crafts, Inc. ("UCI"), an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash of $7,646,000, net of cash received. Acquisition costs of approximately $105,000 were incurred by the Company. The purchase method was used to account for the acquisition. See Note 5 to Notes to Consolidated Financial Statements.

         On March 20, 1997, a newly-formed subsidiary of the Company purchased certain assets and assumed certain liabilities of MERIT Industrial Constructors, Inc. ("MERIT"), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1 million in cash and 62,500 shares of the Company's Common Stock, as well as the assumption of $450,000 of debt. See Note 7 to Notes to Consolidated Financial Statements.

         UCI and MERIT specialize in industrial project erection and maintenance and serve primarily the Southern Louisiana market for more than 50 customers, many of which are international companies. UCI and MERIT had combined annual revenues of approximately $52 million for their most recent fiscal year ends.

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

         Exhibit Number                              Description
         --------------                              -----------

                 2.1 Plan and Agreement of Merger, dated as of August 5, 1996, among the shareholders of NAPTech, Inc. ("NAPTech"), NAPTech, The Shaw Group Inc. and SAON, Inc., as amended by the First Amendment to Plan and Agreement of Merger dated as of January 27, 1997. (Incorporated by reference from the
                                        Company's Current Report on Form 8-K dated February 11, 1997, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 dated April 9, 1997.)

                  2.2 Purchase and Sale Agreement, dated as of January 27, 1997, among the members of Freeport Properties, L.C.("Freeport"),
                                        Freeport, The Shaw Group Inc. and SAON
                                        Properties, Inc. Filed herewith.
                                        (Incorporated by reference from the
                                        Company's Current Report on Form 8-K
                                        dated February 11, 1997, as amended by
                                        Amendment No. 1 to Current Report on
                                        Form 8-K/A-1 dated April 9, 1997.)

                 11                     Computation of Earnings Per Share

                 27                     Financial Data Schedule

         B.      Forms 8-K and 8-K/A-1

                 During the quarter ended February 28, 1997, the Company filed a Current Report on Form 8-K dated February 11, 1997, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 dated April 9, 1997, reporting the details and financial statements associated with its acquisition of all of the outstanding capital stock of NAPTech, Inc. ("NAPTech") and the real estate and buildings in which NAPTech conducts its operations from a NAPTech-related entity, Freeport Properties, L.C. ("Freeport"). The following financial statements were filed with such Amendment No. 1 to Current Report on Form 8-K/A-1:

         a. Unaudited Condensed Consolidated Balance Sheets as of September 30, 1996 and 1995 of NAPTech and Unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows for the six months ended September 30, 1996 and 1995 of NAPTech.

         b.      Audited  Consolidated   Financial  Statements  for  the fiscal
                 years ended March 29, 1996 and March 31, 1995 of NAPTech.

         c. Unaudited Balance Sheets of Freeport as of September 30, 1996 and 1995 and Unaudited Statements of Operations and Statements of Cash Flows of Freeport for the six months ended
                 September 30, 1996 and 1995.

         d. Audited Financial Statements for the year ended December 31, 1995 for Freeport Properties, L.C.

         e. Unaudited Pro Forma Condensed Consolidated Balance Sheet as of November 30, 1996 for The Shaw Group Inc. and Subsidiaries.

         f. Unaudited Pro Forma Condensed Consolidated Statement of Income for the three months ended November 30, 1996 for The Shaw Group Inc. and Subsidiaries.

         g. Unaudited Pro Forma Condensed Consolidated Statements of Income for the twelve-month periods ended August 31, 1996, 1995 and 1994 for The Shaw Group Inc. and Subsidiaries.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                    THE SHAW GROUP INC.


Date:  April 14, 1997               By:   /s/ Bret M. Talbot
       --------------               -------------------------
                                    Vice President and Chief Financial Officer
                                    (duly authorized officer and principal
                                    financial officer)

                               The Shaw Group Inc.

                                  Exhibit Index

         Form 10-Q Report for the Quarterly Period Ended February 28, 1997

         Exhibit Number                     Description                   Page
         --------------                     -----------                  -----

             2.1 Plan and Agreement of Merger, dated as of August 5, 1996, among the shareholders of NAPTech, Inc. ("NAPTech"), NAPTech, The Shaw Group Inc. and SAON, Inc., as amended by the First Amendment to Plan and Agreement of Merger dated as of January 27, 1997. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 dated April 9, 1997.)

             2.2 Purchase and Sale Agreement, dated as of January 27, 1997, among the members of Freeport Properties, L.C. ("Freeport"), Freeport, The Shaw Group Inc. and SAON Properties, Inc. Filed herewith. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 dated April 9, 1997.)

            11           Computation of Earnings Per Share

            27           Financial Data Schedule


                                   EXHIBIT 11
                        Computation of Earnings Per Share


                                                                     Three Months Ended               Six Months Ended
                                                                     February 29 and 28,             February 29 and 28,
                                                                  1996               1997          1996               1997
                                                                  ----               ----          ----               ----


PRIMARY (1):
Weighted average shares outstanding                           9,157,574       11,668,264         9,071,227       10,808,039

Net effect of dilutive stock options based
on the Treasury Stock method using
average market price                                             *               *                  *               336,069
                                                              ---------       ----------         ---------       ----------
                                                              9,157,574       11,668,264         9,071,227       11,144,108
                                                              =========       ==========         =========       ==========


Net income                                                  $ 1,801,373      $ 3,588,407       $ 2,814,498      $ 6,733,850
                                                            ===========      ===========       ===========      ===========

Per share amounts                                           $       .20      $       .31       $       .31      $       .60
                                                            ===========      ===========       ===========      ===========



* Outstanding stock options did not materially affect earnings per share for the three months ended February 29, 1996 and February 28, 1997, and for the six months ended February 29, 1996.

(1) Fully diluted earnings per share amounts are not presented in this exhibit since they are not materially different from the primary earnings per share amounts.