Form 10-Q
period 1997-05-31
SHAW GROUP INC
filed 1997-07-15
CIK 914024

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended            May 31, 1997
                               -----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:               0-22992


                               The Shaw Group Inc.
             (Exact name of registrant as specified in its charter)

        Louisiana                                72-1106167
 (State of Incorporation)              (I.R.S. Employer Identification Number)

11100 Mead Road, 2nd Floor, Baton Rouge, Louisiana                 70816
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (504) 296-1140
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, is as follows:


     o Common stock, no par value, 12,456,143 shares outstanding as of July 10, 1997.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

              Consolidated Balance Sheets -                              3 - 4
                  August 31, 1996 and May 31, 1997

              Consolidated Statements of Income -                          5
                  For the Three Months and Nine Months
                  Ended May 31, 1996 and 1997

              Consolidated Statements of Cash Flows -                    6 - 7
                  For the Nine Months Ended May 31, 1996 and 1997

               Notes to Consolidated Financial Statements                8 - 11

    Item 2. - Management's Discussion and Analysis of                   12 - 16
                  Financial Condition and Results of Operations

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders          17

    Item 6. - Exhibits and Reports on Form 8-K                          17 - 18

Signature Page                                                             19

Exhibit Index



                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               (UNAUDITED)              (UNAUDITED)
                                                                               August 31,                 May 31,
                                                                                   1996                     1997
                                                                            -----------------         ----------

Current assets:
    Cash and cash equivalents                                                   $ 2,967,342             $10,758,932
    Accounts receivable, net                                                     75,241,111              93,710,831
    Receivables from unconsolidated entities                                        700,479               2,374,078
    Inventories                                                                  68,878,231              70,842,291
    Prepaid expenses                                                              2,440,503               4,491,610
    Deferred income taxes                                                         1,634,817               1,634,817
                                                                           -----------------          -------------
    Total current assets                                                        151,862,483             183,812,559

Investment in unconsolidated entities                                             1,920,880               4,135,116

Property and equipment:
    Transportation equipment                                                      4,685,200               5,603,617
    Furniture and fixtures                                                        6,155,724               8,414,550
    Machinery and equipment                                                      36,299,786              46,603,248
    Buildings and improvements                                                   18,268,904              21,897,568
    Assets acquired under capital leases                                            896,677                 179,867
    Land                                                                          3,201,626               3,657,369
                                                                               -------------          -------------
                                                                                 69,507,917              86,356,219
    Less:  Accumulated depreciation (including
    amortization of assets acquired under capital leases)                      ( 12,065,574)            (16,335,918)
                                                                               -------------           -------------
                                                                                 57,442,343              70,020,301
Notes receivable from related party                                                 625,000              ---
Other assets, net                                                                 6,652,738              13,956,608
                                                                                 ----------          --------------
                                                                               $218,503,444            $271,924,584
                                                                               ============            ============


                                   (Continued)

        The accompanying notes are an integral part of these statements.



                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               (UNAUDITED)             (UNAUDITED)
                                                                               August 31,                  May 31,
                                                                                  1996                      1997
                                                                            ----------------       -------------



Current liabilities:
    Outstanding checks in excess of bank balance                                 $ 3,104,746        $    2,178,879
    Accounts payable                                                              28,905,023            24,799,317
    Accrued liabilities                                                            9,412,963            11,837,086
    Current maturities of long-term debt                                           4,865,038             7,307,046
    Revolving line of credit                                                      52,796,148            39,036,494
    Current portion of obligations under capital leases                               68,143                52,307
    Deferred revenue - prebilled                                                   1,839,689             3,994,817
    Advance billings                                                               2,990,631             7,624,253
                                                                               -------------          ------------
          Total current liabilities                                              103,982,381            96,830,199

Long-term debt, less current
    maturities                                                                    36,795,386            40,541,940

Obligations under capital leases,
    less current portion                                                              44,696             ---

Deferred income taxes                                                              1,635,702             2,005,566

Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                                                   ---                  ---
    Common stock, no par value,
      50,000,000 shares authorized;
      16,619,099 and 19,051,934 shares
      issued, respectively; 9,956,183 and
      12,389,018 shares outstanding, respectively                                 56,849,127           103,361,780
    Retained earnings                                                             26,023,987            36,012,934
    Treasury stock, 6,662,916 shares                                              (6,827,835)           (6,827,835)
                                                                                -------------         -------------
          Total shareholders' equity                                              76,045,279           132,546,879
                                                                                 -----------          ------------
                                                                                $218,503,444          $271,924,584
                                                                                ============          ============


        The accompanying notes are an integral part of these statements.





                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   (UNAUDITED)                           (UNAUDITED)
                                                               Three Months Ended                     Nine Months Ended
                                                                       May 31,                               May 31,
                                                          1996                   1997              1996            1997
                                                      --------------        -------------    ---------------    ----------

Income:
    Sales                                                $73,483,296         $88,883,982       $173,197,979       $250,118,977
    Cost of sales                                         60,902,458          71,541,310        144,747,666        203,068,521
                                                          ----------          ----------        -----------      -------------
       Gross profit                                       12,580,838          17,342,672         28,450,313         47,050,456

General and administrative expenses                        8,381,278          10,144,131         18,668,251         27,625,806
                                                           ---------          ----------         ----------      -------------

       Operating income                                    4,199,560           7,198,541          9,782,062         19,424,650

Interest expense                                          (1,443,799)         (1,736,002)        (3,032,822)        (5,355,552)
Other income, net                                          ---                    92,306             42,582            240,472
                                                     ----------------      --------------        -----------      ------------
                                                          (1,443,799)         (1,643,696)        (2,990,240)        (5,115,080)
                                                          ----------          ----------         ----------         ----------

Income before income taxes                                 2,755,761           5,554,845          6,791,822         14,309,570

Provision for income taxes                                 1,037,000           1,750,332          2,381,726          4,591,595
                                                         -----------         -----------          ---------        -----------
Income before earnings from uncon-
    solidated entities                                     1,718,761           3,804,513          4,410,096          9,717,975

Earnings from unconsolidated entities                        162,965            (250,000)           286,128            570,388
                                                         -----------         -----------         ----------         ----------

       Net income                                         $1,881,726          $3,554,513         $4,696,224        $10,288,363
                                                          ==========          ==========         ==========        ===========


Earnings per common share                            $           .19       $          .29   $           .50     $          .91
                                                     ===============       ==============   ===============     ==============




       The accompanying notes are an integral part of of these statements.



                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (UNAUDITED)
                                                                                    Nine Months Ended
                                                                                      May 31,
                                                                           1996                    1997
                                                                     ---------------         ---------------

Cash flows from operating activities:
    Net income                                                           $4,696,224             $10,288,363
    Net losses not included in reporting period (See
        Note 5 to Notes to Consolidated Financial
       Statements)                                                         (906,546)               (131,612)
    Adjustments to reconcile net income
       to net cash provided by (used in) operating
       activities:
           Depreciation and amortization                                  3,290,978               4,809,529
           (Benefit) for deferred income taxes                           (1,253,571)              ---
           (Earnings) from unconsolidated entities                         (286,128)               (570,388)
    Changes in assets and liabilities:
       (Increase) in receivables                                        (22,680,030)            (13,284,818)
       (Increase) in inventories                                        (13,882,042)             (1,315,100)
       (Increase) in prepaid expenses                                    (1,073,446)             (1,935,268)
       (Increase) decrease in other assets                                  777,174                (107,094)
       Increase (decrease) in accounts payable                           16,030,633              (6,084,652)
       Increase in deferred revenue - prebilled                           1,270,822               2,155,128
       Increase in advanced billings                                      8,671,591               3,356,710
       Increase (decrease) in accrued liabilities                        (3,943,320)                257,486
                                                                         -----------          -------------
Net cash (used in) operating activities                                  (9,287,661)             (2,561,716)

Cash flows from investing activities:
    Investment in unconsolidated entities                                   ---                  (1,643,848)
    Investment in subsidiaries, net of cash received                     (9,436,873)            (11,292,769)
    Purchase of property and equipment                                  (12,836,345)            (12,837,539)
    Proceeds from notes receivable                                       ---                         86,770
                                                                 -------------------          -------------

Net cash (used in) investing activities                                   (22,273,218)            (25,687,386)


                                   (Continued)


        The accompanying notes are an integral part of these statements.





                                                                                    (UNAUDITED)
                                                                                Nine Months Ended
                                                                                      May 31,
                                                                          1996                     1997
                                                                    ----------------         ----------------


Cash flows from financing activities:
    Net increase (decrease) in outstanding
      checks in excess of bank balance                                    3,000,840                (925,867)
    Net proceeds (repayment) on revolving
      credit agreement                                                   23,936,147             (13,759,654)
    Proceeds from issuance of debt                                       19,945,532              11,879,740
    Repayment of debt and leases                                        (12,972,982)             (7,498,379)
    Distributions to members of
      Freeport Properties, L.C.                                            ---                     (167,804)
    Purchase of treasury stock                                             ---                     (661,311)
    Issuance of common stock                                                636,828               47,173,967
                                                                    ----------------           ------------

Net cash provided by financing activities                                34,546,365              36,040,692
                                                                         ----------            ------------

Net increase in cash and cash equivalents                                 2,985,486               7,791,590

Cash and cash equivalents - beginning of period                             783,783               2,967,342
                                                                        -----------            ------------

Cash and cash equivalents - end of period                                $3,769,269             $10,758,932
                                                                         ==========             ===========

Supplemental disclosures:
    Cash payments for:
         Interest                                                        $3,040,908              $5,233,045
                                                                         ==========              ==========
        Income Taxes                                                     $5,543,976              $5,508,366
                                                                         ==========              ==========

    Noncash investing and financing activities:
       Purchase of assets and assumption of liabilities
           through the issuance of common stock                         $10,126,613             $    ---
                                                                        ===========             ===========
       Purchase of other asset through issuance
           of debt                                                      $ 2,104,000             $    ---
                                                                        ===========             ===========
       Investment in unconsolidated entities through
           reduction in receivables                                     $    89,014             $    ---
                                                                        ===========             ===========
       Purchase of inventory and payment of liabilities
           through the cancellation of notes receivable                 $    ---                $   538,230
                                                                        ===========             ===========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

          The financial information of The Shaw Group Inc. and its subsidiaries (collectively, the Company) for the three-month and nine-month periods ended May 31, 1996 and 1997 and as of August 31, 1996 and May 31, 1997 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1997.

Note 2 - Inventories -

          The major components of inventory consist of the following:

                                          (UNAUDITED)           (UNAUDITED)
                                           August 31,              May 31,
                                               1996                  1997
                                       ------------------      -------------

               Finished goods              $ 23,138,238         $ 25,638,499
               Raw materials                 33,870,748           35,073,535
               Work in process               11,869,245           10,130,257
                                           ------------         ------------

                                            $68,878,231          $70,842,291
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

Note 4 - Earnings Per Common Share -

           Earnings per common share is calculated based on the weighted average number of shares outstanding, including dilutive common stock equivalents when material, during the periods. The weighted average number of shares outstanding for the quarters ended May 31, 1996 and 1997 were 9,912,928 and 12,367,157, respectively. Outstanding stock options were not considered in calculating earnings per share for the quarters ended May 31, 1996 and 1997 because they were not material in the calculation.

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

                                                Shaw                  NAPTech
                                                ----                  -------
           Sales                            $106,555,000           $24,482,000
                                            ============           ===========
           Net income                       $  2,505,000           $   584,000
                                            ============           ===========

           Net income of the combined companies for the nine-month period ended May 31, 1997 has been reduced by approximately $600,000 of merger and business combination costs of the NAPTech acquisition.

           Because the fiscal periods of the Company and NAPTech were not the same, NAPTech financial statements for the 1995 fiscal year consisted of the twelve months ended March 31, 1995 and the 1996 fiscal year financial statements were recast from the twelve months ended March 31, 1996 to the twelve months ended June 30, 1996. As a result, the following sales and losses of NAPTech have been excluded from the respective statements of income:

       Fiscal Period         Months excluded            Sales         Net losses
       -------------     -------------------------    ----------      ----------
          1996           April, May and June, 1995    $3,811,000       $907,000
                                                      ==========       ========
          1997           July and August, 1996        $5,194,000       $132,000
                                                      ==========       ========

           The following is a reconciliation of the amounts of sales and net income previously reported (in the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1996) for the nine-month period ended May 31, 1996:

                                              Sales            Net income (loss)
                                              -----            -----------------
               As previously reported     $152,155,657           $ 5,953,714
               NAPTech                      21,042,322            (1,257,490)
                                          ------------           -----------
                    As restated           $173,197,979           $ 4,696,224
                                          =============          ===========

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

           Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated (Pipe Shields), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was approximately $1.8 million, which is included in other assets and is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of the acquisition. The pro-forma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1995, is not material to the operations of the Company.

          Effective February 1, 1997, the Company purchased all of the outstanding capital stock of United Crafts, Inc. (UCI), an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash of $7,646,000, net of cash received. Acquisition costs of approximately $105,000 were incurred by the Company. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was $5,197,000, which is included in other assets and is being amortized on a straight-line basis over 20 years. The estimated fair value of the assets and liabilities of UCI as of February 1, 1997 are as follows:

                  Accounts Receivable                           $6,040,000
                  Property and Equipment                         2,992,000
                  Other Assets                                   5,245,000
                  Accounts Payable & Accrued Liabilities        (4,002,000)
                  Advance Billings                              (1,277,000)
                  Notes Payable                                 (1,101,000)
                  Deferred Income Taxes                           (146,000)
                                                               ------------
                  Cost of Acquisition                           $7,751,000

           The operating results of UCI have been included in the consolidated statements of income from the effective date of the acquisition.

           On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1 million in cash and 62,500 shares of Shaw Common Stock, as well as the assumption of approximately $340,000 of debt. The purchase method was used to account for the acquisition. The operating results related to the acquired MERIT assets have been included in the consolidated statements of income from the date of the acquisition. The proforma effect of the acquisition of the MERIT assets, had it occurred on September 1, 1995, is not material to the operations of the Company.

           The following summarized income statement data reflects the impact that the WIPF, TS&M Corporation, T. N. Word, APP, Speedline, and UCI acquisitions would have had on the Company's results of operations had the transactions taken place on September 1, 1995:

                                                     (UNAUDITED)
                                                ProForma Results for the
                                                    Nine Months Ended
                                                           May 31,
                                                    1996              1997
                                                    ----              ----

           Gross revenue                        $238,523,000    $265,154,000
                                                ============    ============
           Net income                           $  4,927,000    $ 10,479,000
                                                ============    ============
           Earnings per common share            $        .50    $        .92
                                                ============    ============

Note 6 - Investment in Unconsolidated Entities -

     During the nine months ended May 31, 1996 and 1997, the Company recognized earnings of $286,128 and $570,388, respectively, from Shaw-Nass Middle East, W.L.L., the Company's joint venture in Bahrain. As of August 31, 1996, and May 31, 1997, the Company had outstanding receivables from such unconsolidated entity totaling $700,479 and $2,374,078 respectively. These receivables relate primarily to inventory and equipment sold to such entity.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction
------------

        The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at May 31, 1997, and the results of its operations for the three-month and nine-month periods then ended, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        On January 27, 1997, the Company completed the acquisition of NAPTech, Inc. (NAPTech), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech had leased from a related entity. The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech. Approximately $600,000 of merger and business combination costs of the NAPTech acquisition have been expensed during the nine months ended May 31, 1997. See Note 5 to Notes to Consolidated Financial Statements.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements in this quarterly report that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, the presence of competitors with greater financial resources, costs and financing difficulties, the results of financing efforts, delays or difficulties in the production, delivery or installation of products by the Company or its suppliers, the strength or weakness of the U.S. dollar relative to foreign currencies, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

Liquidity and Capital Resources:
--------------------------------

        Net cash used in operations was $2.6 million for the nine months ended May 31, 1997, compared to $9.3 million for the same period of the previous year. The net cash used was a result primarily of an increase of $13.3 million in receivables and a decrease in accounts payable of $6.1 million, partially offset by earnings adjusted for non-cash activities totaling $14.4 million.

     The increase in receivables is primarily attributable to a higher volume of sales activity for the three-month and nine-month periods ended May 31, 1997, as well as minor collection delays. The decrease in accounts payable resulted from the improved cash flow realized from the proceeds of the issuance of the 2,398,000 shares of the Company's Common Stock in December 1996 and January 1997 (see Note 3 to Notes to Consolidated Financial Statements) and increased advanced billings and prebillings.

     Net cash used in investing activities was $25.7 million for the nine months ended May 31, 1997, compared to $22.3 million for the same period in fiscal 1996. During the first nine months of fiscal 1997, the Company purchased all of the capital stock of Pipe Shields Incorporated ("Pipe Shields") and United Crafts, Inc. ("UCI") for an aggregate of approximately $10.2 million, net of cash received. Additionally, the Company completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. ("MERIT") and certain of its affiliates for approximately $1.1 million. See Note 5 to Notes to Consolidated Financial Statements. Purchases of property and equipment included two pipe bending machines aggregating $4.3 million, $4.1 million of property and equipment purchases and improvements at the Company's subsidiary in Shreveport, Louisiana, and $4.4 million of other property and equipment purchases. In addition, the Company increased its investment in its unconsolidated subsidiary, Shaw-Nass Middle East, W.L.L., by $1.6 million in connection with the joint venture's purchase of the building it had previously been leasing.

     Net cash provided by financing activities was $36.0 million for the nine-month period ended May 31, 1997, compared to $34.5 million for the nine months ended May 31, 1996. The primary source of cash for the nine months ended May 31, 1997 was from the Company's sale of 2,398,000 shares of its Common Stock, which netted approximately $47.0 million (see Note 3 to Notes to Consolidated Financial Statements). The proceeds were used to pay down amounts outstanding under the Company's revolving line of credit, which has been used to provide working capital as well as to fund fixed asset and subsidiary acquisitions.

Material Changes in Financial Condition:
----------------------------------------

     The Company's current assets increased by $31.9 million from $151.9 million as of August 31, 1996 to $183.8 million as of May 31, 1997. The increase resulted primarily from increases in accounts receivable of $18.5 million and cash of $7.8 million. The increase in receivables is primarily related to (i) the newly-acquired Pipe Shields and UCI subsidiaries, which together at May 31, 1997 had receivables amounting to $10.7 million, (ii) increased sales levels and
(iii) minor collection delays. The increase in cash is primarily related to temporary cash balances maintained in connection with a project in the United Kingdom.

        Property and equipment increased by $16.9 million to $86.4 million as of May 31, 1997 from $69.5 million as of August 31, 1996. This increase resulted primarily from the purchase of two pipe bending machines aggregating $4.3 million, property and equipment of $4.1 million acquired in the acquisitions of Pipe Shields, UCI and MERIT, $4.1 million of property and equipment purchases and improvements at the Company's subsidiary in Shreveport, Louisiana, and $4.4 million of other purchases.

        Other assets increased from $6.7 million at August 31, 1996 to $14.0 million at May 31, 1997. The increase of $7.3 million resulted primarily from goodwill relating to acquisitions during fiscal 1997.

     The Company's current liabilities decreased $7.2 million from $104.0 million at August 31, 1996, to $96.8 million at May 31, 1997. The decrease is primarily due to reductions in the revolving line of credit of $13.8 million, partially offset by increases in advance billings of $4.6 million and deferred revenue prebilled of $2.2 million. The decreases in amounts outstanding under the Company's revolving line of credit resulted from the improved cash flow realized from the proceeds of the sale by the Company of an aggregate of 2,398,000 shares of its Common Stock in December 1996 and January 1997 (see Note 3 to Notes to Consolidated Financial Statements). The changes in advance billings and deferred revenues - prebilled relate to contractual billing terms of certain contracts.

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:

                                                                   (Unaudited)                        (Unaudited)
                                                               Three-Months Ended                  Nine-Months Ended
                                                                     May 31,                            May 31,
                                                               1996            1997             1996               1997
                                                            ----------      ----------       ----------         -------

         Sales                                                100.0%          100.0%           100.0%            100.0%
         Cost of sales                                         82.9            80.5             83.6              81.2
                                                              -----          ------            -----              ----
         Gross profit                                          17.1            19.5             16.4              18.8

         General and administrative expenses                   11.4            11.4             10.8              11.0
                                                             ------          ------            ------            -----

         Operating income                                       5.7             8.1              5.6               7.8
         Interest expense                                      (1.9)           (1.9)            (1.7)             (2.2)
         Other income, net                                     ---              0.1              ---               0.1
                                                             -------         -------           ------           ------

         Income before income taxes                             3.8             6.3              3.9               5.7
         Provision for income taxes                             1.4             2.0              1.4               1.8
                                                              -----           -----           --------            ----
         Income before earnings from
           unconsolidated entities                              2.4             4.3              2.5               3.9

         Earnings from unconsolidated
           entities                                              .2             (.3)             0.2               0.2
                                                             ------           ------           ------            -----
         Net income                                             2.6%            4.0%             2.7%             4.1%
                                                             ======           ======           ======            =====


   Sales increased 21% to $88.9 million for the three months ended May 31, 1997, as compared to $73.5 million for the same period in the prior year. For the nine months ended May 31, 1997, sales were $250.1 million compared to $173.2 million for the first nine months of fiscal 1996, an increase of 44 %. These increases are due primarily to sales by subsidiaries that were acquired since the first quarter of fiscal 1996 and increases in international projects.

        The Company's third quarter sales by geographic region were as follows:

                                                                 Three-Months Ended May 31,
                                                              1996                         1997
                  Geographic Region                     (in millions)   %        (in millions)    %
                  -----------------                     --------------------     -------------   ---


                  U.S.A.                                  $  51.6          70%    $  60.9        68%
                  Far East/Pacific Rim                        9.5          13        13.4        15
                  Middle East                                 7.1          10         4.2         5
                  Europe                                      4.0           5          .7         1
                  Latin America                               0.3           1         7.7         9
                  Other                                       1.0           1         2.0         2
                                                          -------        -------  -------      -----
                                                          $  73.5           100%  $  88.9       100%
                                                          =======        =======  =======      =====

         The Company's third quarter sales by industry sector were as follows:

                                                                      Three Months Ended May 31,
                                                                 1996                 1997
                  Industry Sector                       (in millions)     %       (in millions)   %
                  -----------------                     ------------- ---------   ------------- ---
                  Refining                              $    16.9          26%     $  7.0        8%
                  Power                                      22.7          36        26.5       30
                  Chemical                                   19.7          31        42.3       47
                  Other                                       4.5           7        13.1       15
                                                        ---------     ----------   -------     -----
                                                             63.8           100%   $ 88.9      100%
                                                            =====       =======    =======     =====
                  Pooled Sales *                              9.7
                                                              ---
                                                          $  73.5
                                                          =======

   * Sales by industry sector for the pooled entity, NAPTech, are not available.

     The gross margin for the three-month period ended May 31, 1997 increased to 19.5% from 17.1% for the same period the prior year. For the nine-month period ended May 31, 1997, the gross margin increased to 18.8% from 16.4% for the same period the prior year. These margin increases are primarily the result of higher margins of Alloy Piping Products, Inc., which was not acquired by the Company until the third quarter of fiscal 1996, an increase in sales for value-added products and services, such as engineering and design, specifically for power projects, as well as improved profitability on domestic process work.

     General and administrative expenses were $10.1 million and $27.6 million for the three-month and nine-month periods ended May 31, 1997, respectively, compared to $8.4 million and $18.7 million for the respective periods of the prior year. Pipe Shields Incorporated and UCI, which were acquired in fiscal

1997, were responsible for $1.6 million of the increase comparing the three-month periods. Pipe Shields, UCI and Word Industries Fabricators, Inc. (acquired in the second quarter of fiscal 1996) were responsible for $6.5 million of the increase comparing the nine-month periods. Additionally, the Company incurred merger and business combination costs of approximately $600,000 related to the NAPTech acquisition, which was accounted for using the pooling-of-interests method. These acquisition-related costs are included in general and administrative expenses for the nine months ended May 31, 1997. See
Note 5 to Notes to Consolidated Financial Statements. The remaining increase in these expenses relate to variable costs associated with increased sales.

     Interest expense for the third quarter ended May 31, 1997 was $1.7 million, up $0.3 million from the $1.4 million incurred in the third quarter of fiscal year 1996. For the nine-month period ended May 31, 1997, interest expense amounted to $5.4 million, compared to $3.0 million for the same period the prior year. The increases in interest expense are primarily related to the increases in long term debt and amounts outstanding under the Company's revolving line of credit prior to its paydown with the proceeds from the sale of Common Stock discussed in Note 3 to the Notes to Consolidated Financial Statements. The increases in debt resulted from acquisitions of subsidiaries and property and equipment additions, as well as increased working capital needs due to higher sales levels.

         The Company's effective tax rate for the three-month period ended May 31, 1997 was 31.5% as compared to 37.6% for the same period in the previous fiscal year. The Company's effective tax rate for the nine-month period ended May 31, 1997 was 32.1% as compared to 35.1% for the same period in the previous fiscal year. The lower tax rates for the three-month and nine-month periods ended May 31, 1997, as compared to the same periods of the previous fiscal year, were primarily due to tax benefits derived from export sales and lower state income taxes.

         During the three months ended May 31, 1997 the Company's unconsolidated subsidiary lost $250,000 compared to income of $163,000 for the same period of the prior year. Earnings from the unconsolidated entity for the nine-month period ended May 31, 1997 amounted to $570,000 compared to $286,000 for the nine months ended May 31, 1996. The earnings and losses of this entity are not considered material to the overall operations of the Company.

         Total backlog increased to $197 million at May 31, 1997 as compared to $151 million at May 31, 1996 and $169 million at February 28, 1997. The growth in backlog during the third quarter ended May 31, 1997 reflects an increase in international and domestic process awards, as well as stronger international power project bookings.

Financial Accounting Standards Board Statements

     In February, 1997, Statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128") was issued which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Under SFAS 128, basic eps and diluted eps for the periods ended May 31, 1996 and 1997 were not materially different from the eps reported by the Company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

                           PART II - OTHER INFORMATION

          ITEM 2. - CHANGES IN SECURITIES

         On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1 million in cash and 62,500 shares of the Company's common stock, no par value per share (the "Common Stock"), as well as the assumption of approximately $340,000 of debt. The issuance of the 62,500 shares of Common Stock was not registered by the Company under the Securities Act of 1933, as amended (the "Act").

         The Company did not register the issuance of the shares of Common Stock in reliance upon the exemption of non-public offering set forth in Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. The MERIT asset acquisition was a private, negotiated acquisition among the sellers and the Company and the persons or entity to which shares of Common Stock were issued represented to the Company that they qualified as "accredited investors" as defined in Rule 501(a) under the Act. The Company has not agreed to file a registration statement with the Securities and Exchange
Commission to cover resales of the shares of Common Stock by the holders thereof.

          ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal quarter ended May 31, 1997, there were no matters submitted to a vote of security holders by the Company.


         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

         Exhibit Number                         Description
         --------------                         -----------

            11                     Computation of Earnings Per Share

            27                     Financial Data Schedule

         B.      Forms 8-K and 8-K/A-1

               During the quarter ended February 28, 1997, the Company filed a Current Report on Form 8-K dated February 11, 1997, which was amended by Amendment No. 1 to Current Report on Form 8-K/A-1 dated April 9, 1997, reporting the details and financial statements associated with its acquisition of all of the outstanding capital stock of NAPTech, Inc. ("NAPTech") and the real estate and buildings in which NAPTech conducts its operations from a NAPTech-related entity, Freeport Properties, L.C. ("Freeport"). The following financial statements were filed with such Amendment No. 1 to Current

         Report on Form 8-K/A-1:

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

                                               THE SHAW GROUP INC.

Date: July 15, 1997                            By:   /s/ Edward L. Pagano
     --------------                                  --------------------
                                               Edward L. Pagano, Vice President
                                               and Chief Financial Officer
                                               (duly authorized officer and
                                                principal financial officer)

                               The Shaw Group Inc.

                                  Exhibit Index

          Form 10-Q Report for the Quarterly Period Ended May 31, 1997

         Exhibit Number                          Description               Page
         --------------                          -----------               ----


                  11      Computation of Earnings Per Share

                  27      Financial Data Schedule



                                   EXHIBIT 11
                        Computation of Earnings Per Share


                                                                 Three Months Ended                 Nine Months Ended
                                                                         May 31,                          May 31,
                                                                  1996             1997             1996           1997
                                                             ------------     -----------       -----------     ----------

PRIMARY (1):
Weighted average shares outstanding                           9,912,928       12,367,157         9,353,843       11,333,456

Net effect of dilutive stock options based
on the Treasury Stock method using
average market price                                             *                *                  *                *
                                                              9,912,928       12,367,157         9,353,843       11,333,456


Net income                                                   $1,881,726       $3,554,513        $4,696,224      $10,288,363
                                                             ==========       ==========        ==========      ===========

Per share amounts                                            $      .19       $      .29        $      .50      $       .91
                                                             ==========       ==========        ==========      ===========


* Outstanding stock options did not materially affect earnings per share for the periods ended May 31, 1996 and 1997.


(1) Fully diluted earnings per share amounts are not presented in this exhibit since they are not materially different from the primary earnings per share amounts.