Form 10-K
period 1997-08-31
SHAW GROUP INC
filed 1997-12-01
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                    For the fiscal year ended August 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission File Number 0-22992

                               THE SHAW GROUP INC.
             (Exact name of registrant as specified in its charter)

          LOUISIANA                                         72-1106167
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

    11100 Mead Road, Second Floor
      Baton Rouge, Louisiana                                    70816
(Address of principal executive offices)                     (zip code)



                                 (504) 296-1140
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, no par value.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at November 20, 1997 was approximately $234,220,000.

The number of shares of the Registrant's common stock, no par value, outstanding at November 20, 1997 was 12,488,393.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be prepared for use in connection with the registrant's 1998 Annual Meeting of Shareholders to be held in January 1998 will be incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  Business

General

         The Shaw Group Inc. ("Shaw" or the "Company") is a leading supplier of integrated piping systems and provider of industrial construction and maintenance services primarily for the electric power, chemical, petrochemical, gas processing and refining industries worldwide. Shaw is committed to being a "total piping resource" for its customers by offering comprehensive design and engineering services, piping system fabrication, manufacturing and sale of specialty pipe fittings, and design and manufacturing of pipe support systems. The Company recently expanded its capabilities to include final on-site erection, turnkey construction and project maintenance.

         Shaw was founded in 1987 by current management and subsequently purchased the assets of Benjamin F. Shaw Company, a century-old pipe fabricator. The Company has increased its revenues from $29.3 million in the year ended August 31, 1988 to $338.3 million in the year ended August 31, 1997, by increasing both its domestic and international businesses. Through internal expansion and a series of strategic acquisitions, Shaw has increased its pipe fabrication and bending capacity, expanded its piping system products and services and broadened its overall project scope to include construction and maintenance services. These initiatives have provided Shaw with the ability to achieve substantial economies of scale in purchasing raw material, and to provide customers with a broad range of industrial products and services.

         The Company believes it has earned a reputation as an efficient, low-cost supplier of complex piping systems as a result of several competitive advantages. Specifically, the Company coordinates and integrates project engineering and fabrication processes in order to maximize overall efficiency in time, cost and performance. In addition, the Company's significant investment in state-of-the-art induction bending equipment provides it with time, labor and raw material savings as compared to traditional fabrication methods. Shaw also manufactures specialty pipe fittings, pipe hangers and other pipe products. This manufacturing capability has served to reduce the Company's supply costs and enhance its overall piping package. The Company utilizes its proprietary software technology to enhance the planning and scheduling efforts of its customers, helping to reduce total installed costs and project cycle times. The Company also provides final on-site erection of piping systems, as well as total project construction and maintenance services.

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

Subsequent Events

         On October 15, 1997, the Company entered into a letter of intent with Vekamaf Holding B.V. ("Vekamaf") of Rotterdam, Holland, whereby Shaw will acquire all of the outstanding capital stock of Cojafex B.V., a Vekamaf subsidiary. Under the terms of the letter of intent, the Company will pay an aggregate of $9.5 million, $5 million of which will be paid over six years. The closing of the transaction, which is contingent upon the favorable outcome of a due diligence review and the negotiation and execution of definitive agreements, among other things, is expected to take place in January of 1998. Cojafex owns the technology for certain induction bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Shaw currently has eight Cojafex induction bending machines and is the exclusive, worldwide distributor of the Cojafex "PB Special 16" machine. Shaw is presently supplying Cojafex bending machines packaged with fabrication technology and technical services on-site in India for one of the largest grass roots refinery projects ever planned.

         On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries PLC ("Prospect") of Derby, United Kingdom, for approximately $15.8 million in cash. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. ("Connex"), a piping systems fabrication business located in Troutville, Virginia; CBP Engineering Corp. ("CBP"), an abrasion and corrosion resistant pipe systems specialist based in Pennsylvania; Aiton Australia Pty Limited, a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited ("PEL"), a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited ("Inflo"), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding stock of Prospect Industries Overseas Limited, a United Kingdom holding company that holds the entire ownership interest in Connex and CBP, and Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans. For Prospect's year ended September 30, 1996, its most recently published audited consolidated financial statements, sales amounted to approximately $138 million. For further discussions regarding this acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fiscal 1997 Developments

         Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated ("Pipe Shields"), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. See Note 3 of Notes to Consolidated Financial Statements.

         On December 23, 1996, the Company closed the sale of 2,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21 per share. In addition, certain selling shareholders of the Company sold an aggregate of 659,118 shares of Common Stock, and on January 10, 1997, the underwriters of such offering exercised an option to purchase an additional 398,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments. The closing of such sale occurred on January 15, 1997. The net proceeds to the Company from the issuance and sale of the 2,398,000 shares of Common Stock, less underwriting discounts, commissions and other expenses associated with the transaction, totaled approximately $47.2 million and were used to repay outstanding amounts on the Company's line of credit, which is generally used by the Company for working capital purposes, as well as to fund fixed asset and subsidiary acquisitions..

         On January 27, 1997, Shaw acquired all of the outstanding capital stock of NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. In connection with the acquisition, the Company issued an aggregate of 432,881 shares of the Company's Common Stock in exchange for NAPTech, Inc. and the 335,000 square foot facility that NAPTech leased from a related entity (collectively, "NAPTech"). For the fiscal years ended March 29, 1996 and March 31, 1995, NAPTech, Inc. reported revenues of $24.9 million and $21.7 million, respectively, and net losses of $3.1 million and $.2 million, respectively. Though NAPTech had experienced historical operating and liquidity difficulties, NAPTech's operations have been profitable since Shaw acquired the business, largely due to a large mining project that was completed during Shaw's fiscal 1997, as well as the integration of the Company's materials purchasing power and fabrication expertise. The benefits from the acquisition of NAPTech include, among other things, increased fabrication capacity and additional induction pipe bending capabilities. See Note 3 of Notes to Consolidated Financial Statements.

         Effective February 1, 1997, the Company acquired all of the outstanding capital stock of United Crafts, Inc. (UCI), and on March 20, 1997, it purchased certain assets of MERIT Industrial Constructors, Inc. (MERIT), two industrial construction and maintenance firms based in Baton Rouge, Louisiana. The total consideration paid for these transactions was approximately $10 million in cash and 62,500 shares of Common Stock. These acquisitions have expanded Shaw's overall piping package to include final on-site piping erection, and broadened the Company's project scope to include total project construction and maintenance services. MERIT and UCI have an established customer base in the Gulf Coast and Southeastern regions of the United States. Their combined annual revenues for their fiscal years ended in 1996 were $52 million. See Note 3 of Notes to Consolidated Financial Statements.

         On August 11, 1997, the Company announced that Shaw Power Services, Inc., its wholly-owned subsidiary, and China Baoyuan Industry and Trade Company, a wholly-owned subsidiary of China National Nuclear Corporation signed a letter of intent to establish joint-venture ownership of a piping systems fabrication facility in Dalian, Peoples Republic of China (P.R.C.). Under the terms of the letter of intent, Shaw's ownership and income participation in the joint-venture is contemplated to be at least 60%, The formation of the joint-venture is subject to, among other things, the negotiation and execution of a definitive agreement and regulatory approvals by the P.R.C. The establishment of a presence in the P.R.C. is intended to strategically position Shaw to service the planned expansion of nuclear power generation capacity in China. Shaw also hopes to capture work that includes critical plant piping systems for Chinese-financed projects, as well as additional work on these projects. This would include nuclear, as well as fossil fuel projects throughout the P.R.C.

Industry Overview

         The industrial pipe fabrication industry provides piping systems for new construction and retrofit projects in the electric power, refining, chemical, petrochemical, gas processing and other industries, including pulp and paper, pharmaceutical and food processing industries. The Company estimates that prefabricated piping systems account for approximately 3% of the total installed cost of a new construction project and are crucial components of each project. The Company divides the industry into two major segments, the electric power industry segment and the process industry segment. The refining and chemical and petrochemical sectors represent the largest portion of the process industry segment.

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

         Generally, United States pipe fabricators can fabricate electric power piping systems domestically and ship the finished goods to selected international markets less expensively than their major overseas competitors, due primarily to significantly lower labor costs than in certain other industrialized countries (principally Germany and Japan), and greater availability of raw
materials  in  the United  States.   Typically, the  Company's  international
competitors are divisions of large industrial firms.

         Most international projects require a certain percentage of "local content" sourcing. Therefore, non-critical or low pressure piping for electric power projects is frequently fabricated at the project site by local welders or in regional fabrication facilities. The same is true for the chemical and refining sectors, which utilize less critical piping systems. In most areas of the Pacific Rim and South America, this work is performed at significantly lower labor costs. In order to bid more competitively for work in the international chemical and refinery sector, as well as for the low pressure piping portion of overseas power projects, Shaw has established overseas facilities and has developed a portable induction bending machine that can be used on international job construction sites. The Company is currently employing this technology on-site in Jamnagar, India to fabricate piping systems for a major refinery project.

Products and Services

         As part of its commitment to being a "total piping resource" for its customers, the Company provides a complete range of piping products and services, including pipe fabrication, induction and cold bending, engineering and design, and pipe fittings manufacturing. The Company has also recently broadened its project scope to include on-site piping systems installation, turnkey construction and maintenance services.

  Pipe Fabrication

         Shaw's core business is the fabrication of complex piping systems from raw material made of carbon steel, stainless and other alloys, as well as other materials, including nickel, titanium and aluminum. The Company produces prefabricated piping systems by cutting pipe to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. As of August 31, 1997, Shaw owned and operated seven pipe fabrication facilities in South Carolina, Louisiana, Oklahoma, Utah and Venezuela as well as a 49% interest in a joint venture pipe fabrication facility in Bahrain. These eight fabrication facilities are capable of handling and fabricating pipe ranging in diameter from one inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. Prefabricated pipe assemblies up to 100 feet in length and weighing up to 45 tons can be fabricated by the Company.

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

         Shaw currently owns eight induction pipe bending machines capable of bending pipe up to 66 inches in diameter with wall thicknesses of up to 5 inches.

                                                                           Pipe Bending Capabilities
                                                                       ---------------------------------
                                                                       Maximum Pipe       Maximum Pipe
          Model                         Location                       Diameter           Wall Thickness
          -----                         --------                       --------           --------------

Cojafex PB Special 16               Walker, Louisiana                  16 inches             2.5 inches
Cojafex PB Special 16               Laurens, South Carolina            16 inches             2.5 inches
Cojafex PB Special 16               Tulsa, Oklahoma                    16 inches             2.5 inches
Cojafex PB-1200                     Walker, Louisiana                  48 inches             4.0 inches
Cojafex PB-1200                     on order (1)                       48 inches             4.0 inches
Cojafex PB-1600                     Clearfield, Utah                   66 inches             5.0 inches
Cojafex PB-850                      Clearfield, Utah                   34 inches             3.0 inches
Cojafex PB Special 12               Clearfield, Utah                   12 inches             .75 inches

(1) Presently on order, with an expected delivery in April, 1998.

          The Company has also developed a portable version of the PB Special 16 induction bending machine which is capable of producing multi-directional bends at project sites around the world. This machine is currently being utilized on-site in India to fabricate piping systems for one of the largest grass roots refinery projects ever planned.

          Recently, the Company announced that it entered into a letter of intent with Vekamaf Holding B.V.("Vekamaf") of Rotterdam, Holland, whereby Shaw will acquire all of the outstanding capital stock of Cojafex B.V. ("Cojafex"), a Vekamaf subsidiary. Cojafex owns the technology for certain induction bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Under the terms of the letter of intent, Shaw will pay an aggregate of $9.5 million, $5 million of which will be paid over six years. The closing of the transaction, which is contingent upon the favorable outcome of a due diligence review and the negotiation and execution of definitive agreements, among other things, is expected to take place in January of 1998.

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

            The Company utilizes sophisticated plant design software to create virtual three-dimensional piping system models. The result is a clear, understandable picture of the complete project which allows clients to "walk through" the three-dimensional model for an accurate design review. The Company currently operates 25 workstations utilizing the plant design software at its offices in Englewood, New Jersey and Toronto, Canada.

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

  Pipe Fittings Manufacturing

     Shaw's manufacturing capabilities extend to specialty stainless, alloy and carbon steel pipe fittings for the electric power, refining, chemical and other industries, including the gas processing, pulp and paper, pharmaceutical and food processing industries. These fittings include stainless and other alloy elbows, tees, reducers and stub ends ranging in size from 1/2 to 48 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches. In addition to its manufacturing facility in Shreveport, Louisiana, Shaw has manufacturing outlets in New Jersey, North Carolina, Georgia, Louisiana, Texas, Oklahoma and Arizona, which also distribute pipe and fittings manufactured by third parties. Shaw's in-house manufacturing capabilities for pipe fittings further enhance the Company's piping package, enable the Company to realize greater efficiencies in the purchase of raw materials, help reduce overall lead times and lower total installed costs, and are additional steps in the Company's commitment to being a "total piping resource".

 Project Construction and Maintenance

     With the acquisitions of two industrial construction and maintenance businesses in fiscal 1997, the Company expanded its piping package to include on-site piping systems installation and broadened its overall project scope to include total project construction and plant maintenance services for the refining, petrochemical, chemical, pipeline and power industries. These capital intensive projects include grass roots facilities, as well as plant expansions and upgrades. Shaw's services incorporate most of the construction disciplines, including civil, structural and steel erection, mechanical/equipment installation and assembly, piping erection, skid and modular unit fabrication and assembly, constructability reviews, materials and labor procurement and management, ASME code work and plant maintenance. As a result of these acquisitions, the Company has an established presence in the Gulf Coast and Southeastern regions of the United States and has plans to expand domestically and internationally.

Markets

            The Company's principal markets are new construction and retrofits in the electric power, refining, petrochemical and chemical industries, both in the United States and internationally. The Company also historically has supplied piping systems to the gas processing, pulp and paper, pharmaceutical and manufacturing industries.

            The Company's sales for its most recent two fiscal years ended August 31 by industry were (in millions):

                                                      Year Ended August 31,
                                                      ---------------------
Industry Sector                                       1996             1997
---------------                                       ----             ----

Chemical                                              $62.1           $130.4
Electric Power                                         86.7            102.0
Refining                                               62.4             50.0
Mining                                                  --              33.3
Other                                                  10.8             22.7
                                                      -----            -----
                                                      222.0           $338.4
                                                                      ======
Pooled Sales*                                          27.4
                                                      -----
                                                     $249.4
                                                     ======

* Sales by industry sector for the pooled entity, NAPTech, are not available.

          The Company's sales for its most recent two fiscal years ended August 31 by geographic region were (in millions):

                                                    Year Ended August 31,
Geographic Region                                   1996               1997
-----------------                                   ----               ----

United States                                      $ 173.7            $235.2
Far East/Pacific Rim                                  39.6              62.6
Latin America                                          2.6              18.4
Middle East                                           21.4              12.8
Europe                                                 9.0               4.0
Other                                                  3.1               5.4
                                                    ------            ------
                                                    $249.4            $338.4
                                                    ======            ======

          Prior to February 1994, the Company's international business was conducted exclusively from its plants in the United States. Having fabrication facilities in certain key international markets assists the Company in securing additional overseas work, specifically for chemical and refining projects, where the piping is generally fabricated at the project site or in a regional shop by local welders. The Company currently has a wholly-owned subsidiary operating in Venezuela and a joint-venture facility operating in Bahrain. In August of 1997, the Company announced that it signed a letter of intent with a Chinese partner to establish joint-venture ownership of a piping systems fabrication facility in Dalian, Peoples Republic of China (P.R.C.). Under the terms of the letter of intent, Shaw's ownership and income participation in the joint-venture is contemplated to be at least 60%. The establishment of a presence in the P.R.C. is intended to strategically position Shaw to service the planned expansion of nuclear power generation capacity in China, as well as capture work that includes critical plant piping systems for Chinese-financed projects, as well as additional work on these projects. This includes nuclear, as well as fossil fuel projects throughout the P.R.C. Additionally, in November, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries PLC of Derby, United Kingdom. Prospect is a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide. This acquisition gives the Company a significant presence in the United Kingdom and Australia.

          Demand for the Company's products and services in Venezuela was reasonably strong during the fiscal year ended August 31, 1997. Future profitability, however, cannot be assured.

          In November 1993, the Company entered into a joint-venture agreement to construct and operate a fabrication facility in Bahrain. The Company's joint venture partner is Abdulla Ahmed Nass, a Bahrain industrialist. The Bahrainian joint-venture facility is one of the first modern pipe fabrication facilities in the Middle East and has received the Gulf States Certification from the Gulf Cooperation Council. The Gulf States Certification enables the venture to export products to other Arab countries without payment of additional tariffs. For fiscal 1997, the joint venture had sales of $6.9 million and the Company's share of the joint venture's net earnings was approximately $437,000.

          In the future, the Company's use of joint-venture relationships for foreign operations will be determined on a case-by-case basis depending on market, operational, legal and other relevant factors.

Contracts and Pricing

          The Company obtains orders through competitive bidding, negotiated contracts and awards under Alliance Agreements. The awarding of contracts is frequently not based exclusively on price but on the Company's reputation and ability to meet project deadlines.

          The Company's contracts are priced on either a "unit" or a "fixed"/"lump-sum" price basis. A significant portion of the Company's contracts are bid on a "unit" basis, pursuant to which the customer pays an agreed-upon rate for each individual service provided, such as a weld, radiograph inspection, bend or engineering revision, or the amount of inventory items used. Raw materials generally are billed to customers at published prices in effect at the date of the contract, and the Company generally obtains fixed pricing commitments from its suppliers at such time for most of the items necessary to complete the project. The Company thereby minimizes the risk of raw material price increases that may occur during the fabrication process.

          Substantially all of the Company's international projects are quoted on a "fixed"/"lump-sum" price basis. Increasingly, this type of contract is being requested by the Company's customers, particularly for international electric power projects. The Company generally does not quote the actual contract price until it has secured a fixed pricing commitment from its suppliers for most of the items necessary to complete the project, thereby minimizing any risk of price increases between the contract date and the time the project is completed.

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

          On occasion, customers will cancel or delay projects for reasons out of the Company's control. Projects will remain in the Company's backlog for longer periods if delays occur. Historically, cancellations and major delays have been insignificant. The low cancellation rate is due to the fact that piping systems are one of the final steps in the construction of a project and are essential to the construction of these systems as a whole.

          The Company estimated its backlog at approximately $253 million at August 31, 1997. This compares to the previously announced $154 million and $101 million at August 31, 1996 and 1995, respectively. The Company estimates that $206 million, or 81.4%, of its backlog at August 31, 1997 will be completed in fiscal 1998.

          The following table breaks out the percentage of backlog by industry sector and geographic region for the periods indicated:

                                                At August 31,
                                      ---------------------------------
                                      1995*           1996*        1997
                                      -----           -----        ----
Industry Sector:
Electric Power                         51%             57%          30%
Chemical                               20              32           22
Petrochemical                          --              --           21
Refining                               28              10           15
Oil and Gas                            --              --            7
Other                                   1               1            5
                                      ----            ----         ----
                                      100%            100%         100%
                                      ====            ====         ====
Geographic Region:
Domestic                               56%             66%          68%
International                          44              34           32
                                      ----            ----         ----
                                      100%            100%         100%
                                      ====            ====         ====

          * Excludes backlog by industry sector and geographic region for the pooled entity, NAPTech, which is not available.

Customers and Marketing

          The Company's customers are principally major multi-national engineering and construction firms, equipment manufacturers and industrial corporations. For fiscal 1997, no single customer represented more than 10% of the Company's sales.

          As of August 31, 1997, the Company's marketing efforts are principally conducted through its own full-time employed sales force comprised of 35 employees. In addition, certain customers and territories are covered by independent representatives. The Company's sales force is paid a base salary plus an annual bonus, while independent representatives receive commissions.

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

          At the time of obtaining a contract, the Company generally obtains fixed pricing commitments from its suppliers for most of the items necessary to complete the project, thereby minimizing any risk of price increases that may occur during the fabrication process. See "Contracts and Pricing".

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

Employees

          At November 19, 1997, subsequent to the acquisition of Prospect, the Company employed approximately 4,600 full-time employees, 1,850 of whom are represented by unions. Of these employees, 175 worked in the Company's wholly owned subsidiary in Venezuela and 1,400 worked in the United Kingdom and Australia. In January 1993, the Company settled a dispute with a union pursuant to which Shaw agreed to allow the union to solicit membership at all of its non-union pipe fabricating facilities in the United States. To date, certain employees at four of the eight United States pipe fabrication facilities of the Company, including the facility of Connex Pipe Systems, Inc. in Troutville, Virginia, have approved a union contract.

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

ITEM 2.  Properties

          The principal properties of the Company at August 31, 1997 are as follows:

       Location                             Description                                            Square Feet

Baton Rouge, LA                  Corporate Headquarters                                               20,000(1)
Laurens, SC                      Pipe Fabrication Facility                                           200,000(2)
Prairieville, LA                 Pipe Fabrication Facility                                            60,000(1)
West Monroe, LA                  Pipe Fabrication Facility                                              70,000
Walker, LA                       Pipe Fabrication Facility                                           154,000(2)
Maracaibo, Venezuela             Pipe Fabrication Facility                                              45,000
Tulsa, OK                        Pipe Fabrication Facility                                           158,600(2)
Clearfield, UT                   Pipe Fabrication Facility                                           335,000(2)
Baton Rouge, LA                  Distribution Facility                                                30,000(1)
Englewood, NJ                    Design and Engineering Headquarters                                  14,000(1)
Toronto, Canada                  Design and Engineering Office                                         5,750(1)
Longview, TX                     Pipe Supports Manufacturing and Fabrication Facility                   28,000
Shreveport, LA                   Piping Components and Manufacturing Facility                        385,000(2)
Shreveport, LA                   Pipe Storage Facility                                                40,000(2)
Houston, TX                      Pipe Fittings Distribution Facility                                 107,000(1)
Vacaville, CA                    Pipe Supports Manufacturing Facility                                 43,000(1)
Baton Rouge, LA                  Construction, Administrative, Warehouse and Fabrication Facility     32,400(2)
Baton Rouge, LA                  Divisional Offices                                                   12,000(1)

(1)  Leased facility.        (2) Encumbered with debt.

          The Bahrain joint venture leases a 94,000 square foot pipe fabrication facility in Manama, Bahrain.

          In connection with a contract with a customer, the Company is committed to open a fabrication facility in Texas. See Note 11 of Notes to Consolidated Financial Statements.

          The Company considers each of its current facilities to be in good operating condition and adequate for its present use.

          With acquisitions subsequent to August 31, 1997, the Company acquired leased and owned facilites in Troutville, Virginia and Washington, Pennsylvania, as well as the United Kingdom and Australia. See "Business Subsequent Events."

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

          The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1997.

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

                                                       High                Low
                                                       ----                ---
Fiscal year ended August 31, 1996
  First quarter                                      $10 3/32            $8 1/4
  Second quarter                                      16  3/8             8 3/4
  Third quarter                                       20  5/8            14 1/4
  Fourth quarter                                        331/2            15 3/8

Fiscal year ended August 31, 1997
  First quarter                                      $37  --            $21 7/8
  Second quarter                                       26 3/4            18 5/8
  Third quarter                                        23 3/4            12 1/2
  Fourth quarter                                       22 1/4            15 3/4

Fiscal year ending August 31, 1998
  First quarter (through November 19, 1997)           $24 1/4           $17 3/4

          The closing sale price of the Common Stock on November 19, 1997, as reported on the NYSE, was $22 11/16 per share. As of November 3, 1997, the Company had approximately 3,600 shareholders of record.

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

ITEM 6.  Selected Consolidated Financial Data

          The  following  table  presents,  for the  periods and as of the dates indicated, selected statement of income data and balance sheet data of the Company on a consolidated basis. The selected historical consolidated financial data for each of the three fiscal years in the period ended August 31, 1997 presented below have been derived from the Company's audited consolidated financial statements. Such data should be read in conjunction with the Consolidated

Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                                                         YEAR ENDED AUGUST 31,
                                                      -------------------------------------------------------------

                                                       1993(1)      1994(1)(4)  1995(1)(5)   1996(1)(6)    1997(7)
                                                               (in thousands, except per share amounts)
Consolidated Statements of Income

Sales                                                 $130,209      $131,145    $156,922     $249,358      $338,350
                                                      ========      ========    ========     ========      ========

Income before
   extraordinary
   item                                               $  3,458      $  3,236    $  3,912     $  6,617      $ 14,048
                                                      ========      ========    ========     ========      ========

Net income (3)                                        $  3,458      $  3,606    $  4,403     $  6,617      $ 14,048
                                                      ========      ========    ========     ========      ========

Earnings per
   common share
   (2) - Income
   before extra-
   ordinary item                                      $    .49      $    .40    $    .44     $    .68      $   1.21
                                                      ========      ========    ========     ========      ========

   Net income (2)                                     $    .49      $    .45    $    .49     $    .68      $   1.21
                                                      ========      ========    ========     ========      ========

Consolidated Balance Sheets

Total assets                                          $ 76,865      $105,454    $121,084     $218,503      $262,459
                                                      ========      ========    ========     ========      ========

Long-term debt
   and lease
   obligations,
   net of current
   maturities                                         $ 13,757      $  7,906    $ 11,718     $ 36,840      $ 39,039
                                                      ========      ========    ========     ========      ========

Cash dividends declared per common share              $      0      $      0    $      0     $      0      $      0
                                                      ========     =========    ========     ========      ========

(1)  Restated to account for the acquisition of NAPTech,  which was completed on
     January   27,   1997,    and   which   was    accounted   for   using   the
     pooling-of-interests method.

(2) In connection with the initial public offering of the Company's common stock, the Company's shareholders ap proved a stock split and recapitalization on December 6, 1993 which caused the number of outstanding shares to increase from 4,567.5 to 5,602,000. For 1993 and 1994, the per share data have been adjusted to give effect to the stock split.

(3)  Includes extraordinary gains of $370,000 in 1994 and $491,000 in 1995.

(4) Includes the acquisition of Fronek Company, Inc. and F.C.I. Pipe Support Sales, Inc. in 1994.

(5) Includes the acquisition of the 50% interest of the other participant in the Company's joint venture located in Venezuela in fiscal 1995. See Note 3 in "Notes to Consolidated Financial Statements."

(6) Includes the acquisitions of Word Industries Pipe Fabricating, Inc. and certain affiliates (collectively, "Word") and Alloy Piping Products, Inc. ("APP") in 1996. See Note 3 in "Notes to Consolidated Financial Statements."

(7) Includes the acquisitions of Pipe Shields, UCI and MERIT in 1997. See Note 3 in "Notes to Consolidated Financial Statements."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto.

Recent Acquisitions

          On December 15, 1994, the Company acquired the 50% interest of the other participant in the Shaw-Formiconi joint venture located in Venezuela, together with the concurrent acquisition of certain land, buildings and other assets used by the venture. The total amount of the purchase price related to this acquisition, including the selling participant's share of joint venture profits, was approximately $2.9 million. The Company had previously accounted for its investment in the joint venture as an unconsolidated subsidiary under the equity method. Since December 15, 1994, the Venezuelan operation has operated as a wholly owned subsidiary and is included as a consolidated subsidiary in the Company's consolidated statements since that date. See Notes 3 and 5 of the Notes to Consolidated Financial Statements.

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

          Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated ("Pipe Shields"), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. See Note 3 of the Notes to Consolidated Financial Statements.

          On January 27, 1997, the Company acquired (i) all of the outstanding stock of NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah, and (ii) the 335,000 square foot facility that NAPTech, Inc. leased from a related entity (collectively "NAPTech"). In connection with the acquisition, the Company issued 432,881 shares of the Company's Common Stock. The transaction was accounted for using the pooling-of-interests method, and accordingly the financial information for all periods presented has been restated to include the financial information of NAPTech. See Note 3 of the Notes to Consolidated Financial Statements.

          Effective February 1, 1997, the Company purchased all of the outstanding capital stock of United Crafts, Inc. (UCI), an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash of $8,000,000.
See Note 3 of the Notes to Consolidated Financial Statements.

          On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1.6 million in cash, 62,500 shares of the Company's Common Stock valued at $1.3 million, options to purchase 25,000 shares of the Company's Common Stock at $20.25 per share, as well as the assumption of approximately $340,000 of debt. See Note 3 of the Notes to Consolidated Financial Statements.

          As discussed in "Business - Subsequent Events", in November 1997, the Company purchased all of the captial stock or substantially all of the assets of the principal operating businesses of Prospect for cash of approximately $15.8 million . This transaction was funded by drawing on the Company's revolving line of credit. For Prospect's year ended September 30, 1996, its most recently published audited consolidated financial statements, sales amounted to approximately $138 million. Management of the Company believes that the Prospect acquisition should result in a significant increase in sales for fiscal 1998.

Results of Operations

          General

          The following table sets forth, for the periods indicated, the percentages of the Company's sales that certain income and expense items represent.

                                                         Year Ended August 31,
                                                      ------------------------
                                                      1995      1996      1997
                                                      ----      ----      ----
Sales                                                100.0%    100.0%     100.0%
Cost of sales                                         83.3      83.9       81.1
                                                      ----      ----       ----
Gross profit                                          16.7      16.1       18.9
General and administrative expenses                   10.5      10.7       11.2
                                                     -----     -----      -----
Operating income                                       6.2       5.4        7.7
Interest expense                                      (2.2)     (1.9)      (2.0)
Other income, net                                      0.2       0.3        0.1
                                                     -----     -----      -----
Income before income taxes                             4.2       3.8        5.8
Provision for income taxes                             1.3       1.2        1.7
                                                     -----     -----      -----
Income before earnings (losses) from
  unconsolidated entities                              2.9       2.6        4.1
Earnings (losses) from unconsolidated entities        (0.4)      0.1        0.1
                                                     ------    -----      -----
Income before extraordinary item                       2.5       2.7        4.2
Extraordinary item, less applicable income taxes       0.3      --           --
                                                     -----    ------      -----
Net income                                             2.8%      2.7%       4.2%
                                                     =====     =====       ====

          Fiscal 1997 Compared to Fiscal 1996

          Sales increased 35.7% for fiscal 1997 to $338.4 million from $249.4 million for fiscal 1996. Gross profit increased 59.7% to $64.1 million for fiscal 1997 from $40.1 million for fiscal 1996. Approximately $68 million of the increase relates to sales of newly-acquired subsidiaries, including those owned for only part of fiscal 1996. The remaining increase was due primarily to increased sales for projects in the domestic chemical and mining sectors, and the foreign power sector, offset by a decrease in the domestic refining sector.

            The Company's sales by geographic region were as follows:

                                   Fiscal 1996                     Fiscal 1997
                        ---------------------------       ----------------------
                            (in millions)      %          (in millions)      %
                            -------------      -          -------------     ---
Geographic Region:
  U.S.A.                   $ 173.7            69.7%        $235.2          69.5%
  Far East/Pacific Rim        39.6            15.9           62.6          18.5
  Middle East                 21.4             8.6           12.8           3.8
  Latin America                2.6             1.0           18.4           5.4
  Europe                       9.0             3.6            4.1           1.2
  Other                        3.1             1.2            5.3           1.6
                            ------           ------        ------         ------
                            $249.4           100.0%        $338.4         100.0%
                            ======           ======        ======         ======

          The Company's sales by industry sector were as follows:

                                Fiscal 1996                   Fiscal 1997
                      -----------------------------   ------------------------
                        (in millions)      %          (in millions)         %
                        -------------     ---          -------------       ---
Industry Sector:
  Power                $  86.7            39.0%       $ 102.0            30.2%
  Refining                62.4            28.1           50.0            14.8
  Chemical                62.1            28.0          130.4            38.5
  Mining                   --              --            33.3             9.8
  Other                   10.8             4.9           22.7             6.7
                        ------           ------       --------          ------
                         222.0           100.0%       $ 338.4           100.0%
                                         ======       =======           ======
   Pooled Sales *         27.4
                        ------
                        $249.4
                        ======

     * Sales by industry sector for the pooled entity, NAPTech, are not available.

          Gross margins for fiscal 1997 increased to 18.9% from 16.1% for fiscal 1996. This increase was due primarily to improved profitability on domestic process projects, an increase in revenues from the power segment and an increase in the sale of value-added services, such as engineering and design.

          General and administrative expenses for fiscal 1997 increased $11.2 million to $37.9 million, as compared to $26.7 million in fiscal 1996.
Approximately, $5.6 million of the increase relates to general and administrative expenses of newly-acquired subsidiaries, including those owned for only part of fiscal 1996. Additionally, the Company incurred merger and business combination costs of approximately $700,000 related to the NAPTech acquisition, which was accounted for using the pooling-of-interests method. These acquisition-related costs are included in general and administrative expenses for the year ended August 31, 1997. See Note 3 to Notes to Consolidated Financial Statements. The remaining increase in these expenses relate to variable costs associated with increased sales.

          Interest expense for fiscal 1997 was $6.8 million, up 40.5% from the $4.8 million incurred in fiscal 1996, primarily due to increased borrowing resulting from the expansion of business and the acquisitions of Pipe Shields, UCI and MERIT in 1997.

          The Company's effective tax rates for fiscal 1997 and fiscal 1996 were 30.6% and 31.9%, respectively. The decrease in the fiscal 1997 rates from fiscal 1996 was primarily due to state income tax incentives and refunds. The majority of these incentives and refunds will not be recurring; however, the increase in state income taxes should be partially offset by additional tax savings from foreign sales.

          Fiscal 1996 Compared to Fiscal 1995

          Sales increased $92.5 million, or 58.9%, for fiscal 1996 to $249.4 million from $156.9 million for fiscal 1995. This increase was due primarily to increased sales for projects in the domestic chemical and refinery sectors and the international power sector, as well as to the acquisitions of Word and APP, which contributed approximately $15.6 million and $24.9 million, respectively, in sales from their respective dates of acquisition.

          The Company's sales by geographic region were as follows:

                                   Fiscal 1995                  Fiscal 1996
                           -----------------------      ------------------------
                           (in millions)      %         (in millions)        %
                           -------------     ---         -------------      ---
Geographic Region:
  U.S.A.                  $ 107.8            68.7%        $173.7           69.7%
  Far East/Pacific Rim       24.3            15.5           39.6           15.9
  Middle East                 4.2             2.7           21.4            8.6
  Latin America              20.5            13.1            2.6            1.0
  Europe                       --              --            9.0            3.6
  Other                       0.1             0.0            3.1            1.2
                           ------           -----         ------          -----
                           $156.9           100.0%        $249.4          100.0%
                           ======           =====         ======          =====

          The Company's sales by industry sector were as follows:

                                  Fiscal 1995                  Fiscal 1996
                      ---------------------------      -------------------------
                      (in millions)          %         (in millions)         %
                      -------------         ---         -------------       ---
Industry Sector:
  Power                  $  59.2            43.8%       $  86.7            39.0%
  Refining                  39.2            29.0           62.4            28.1
  Chemical                  33.5            24.7           62.1            28.0
  Other                      3.4             2.5           10.8             4.9
                        ---------         -------       --------         -------
                           135.3           100.0%         222.0           100.0%
                                          =======                        =======
   Pooled Sales *           21.6                           27.4
                        --------                       --------
                          $156.9                         $249.4
                        ========                       ========

     * Sales by industry sector for the pooled entity, NAPTech, are not available.

          The gross margin for fiscal 1996 decreased to 16.1% from 16.7% for fiscal 1995. The decrease is attributable primarily to the decreased margins generated by NAPTech for fiscal 1996 compared to fiscal 1995. In addition, during fiscal 1996, the Company had a substantial decrease in sales and gross profits from the Company's Venezuelan facility, which historically had achieved higher gross margin percentages than the Company's domestic subsidiaries. These factors contributing to the decline in gross margins were partially offset by an increase in international projects with their generally higher profit margins, improvement in pricing in the domestic market and contributions from the APP and Word subsidiaries.

          General and administrative expenses were $26.7 million for fiscal 1996, compared to $16.5 million for the prior year. The $10.2 million increase was due primarily to the integration of Word and APP into Shaw's business and to the variable costs associated with the increased sales.

          Interest expense for fiscal 1996 was $4.8 million, up 39.2% from the $3.5 million incurred in fiscal 1995, primarily due to increased borrowing resulting from the expansion of business, billing delays, and the acquisitions of APP and Word in 1996. Beginning in the fourth quarter of fiscal 1995, the Company has benefitted from new loan and security agreements with commercial lenders and insurance companies, as well as an industrial revenue bond financing, that reduced overall interest rates applicable to the Company and helped reduce the impact of the aforementioned increased borrowings.

          The Company's effective tax rates for fiscal 1996 and 1995 were 31.9% and 31.1%, respectively. The increase in the fiscal 1996 tax rates, as compared to the same period the prior year, was primarily due to an increased proportion of the Company's net profit in the domestic market due in part to the integration of APP and Word into the Company's operations.

Liquidity and Capital Resources

          Net cash provided by operations was $7.6 million for fiscal 1997, compared to net cash used in operations of $22.0 million for fiscal 1996. For fiscal 1997, net cash was favorably impacted by net income of $14.0 million and additional non-cash activity of $9.3 million, consisting primarily of depreciation of $7.4 million. Offsetting these positive factors were increases of $4.7 million in receivables and $6.8 million in inventories and decreases of $3.5 million in accrued liabilities and $3.4 million in advanced billings.

          The increase in receivables was primarily attributable to a higher volume of sales activity for fiscal 1997. Inventories increased due to the procurement of material for current and future sales activities, which are expected to exceed historical levels based upon the Company's backlog at August 31, 1997 of approximately $253.0 million. Accrued liabilities and advanced billings decreased due to normal operating activities and contract billing provisions.

          Net cash used in investing activities was $28.4 million for fiscal 1997, compared to $26.0 million for fiscal 1997. During fiscal 1997, the Company invested net cash of $2.5 million in connection with the acquisition of Pipe Shields and net cash of $9.1 million in connection with the acquisitions of UCI and MERIT. See Note 3 to Notes to Consolidated Financial Statements. In addition, the Company purchased $15.8 million of property and equipment in fiscal 1997. Major property and equipment purchases include $4.3 million for two pipe bending machines, $6.0 million of property and equipment purchases and improvements at APP, and $5.5 million of other property and equipment purchases. In addition, the Company increased its investment in its unconsolidated subsidiary, Shaw-Nass Middle East, W.L.L., by $1.6 million in connection with the joint venture's purchase of the building it had previously been leasing.

          Net cash provided by financing activities was $22.2 million for fiscal 1997, compared to $51.1 million provided in fiscal 1996. For fiscal 1997, the primary source of cash was from the Company's sale of 2,398,000 shares of its Common Stock, which netted approximately $47.4 million. See Note 2 to Notes to Consolidated Financial Statements. The proceeds were used to pay down amounts outstanding under the Company's revolving line of credit, which has been used to provide working capital, as well as to fund fixed asset and subsidiary acquisitions. For additional information on the Company's revolving line of credit, see Note 7 to Notes to Consolidated Financial Statements. Additionally, the Company borrowed $15.0 million in term loans, approximately $6.0 million of which refinanced old debt. The principal new term loans are from two commercial lenders and an insurance company, are secured by property and equipment, have maturity dates ranging from 2001 to 2007, and variable interest rates, which at August 31, 1997 ranged from 6.88% to 7.94%.

          The Company believes that its current financing arrangements are sufficient to support its operations for the next twelve months.

Material Changes in Financial Condition

          The Company's current assets increased by $21.4 million from $151.9 million at August 31, 1996 to $173.3 million at August 31, 1997. The increase resulted primarily from increases in accounts receivable of $11.5 million and increases in inventories of $7.4 million. Receivables increased primarily due to increased sales levels and acquisitions, and inventories increased primarily due to current and future production requirements. At August 31, 1997, approximately $6.9 million of the receivables were attributable to the acquisitions of Pipe Shields and UCI.

          Property and equipment increased by $19.1 million to $88.6 million at August 31, 1997 from $69.5 million at August 31, 1996. This increase resulted primarily from the $.3 million of property and equipment acquired in the acquisition of Pipe Shields, the $3.8 million of property and equipment acquired in the acquisition of UCI and MERIT, the purchase of two induction bending machines aggregating $4.3 million, $6.0 million in fixed asset additions for APP, and 4.7 million of other property and equipment purchases.

          Other assets increased from $6.7 million at August 31, 1996 to $14.8 million at August 31, 1997. The increase was primarily attributable to fiscal 1997 acquisitions, which resulted in goodwill of approximately $8.2 million. See
Note 3 to Notes to Consolidated Financial Statements.

          The Company's current liabilities decreased $23.6 million from $104.0 million at August 31, 1996 to $80.4 million at August 31, 1997. This decrease was primarily due to the reduction in the revolving line of credit of $23.6 million, which was paid down with the proceeds from the sale of 2,398,000 shares of Common Stock. See Note 2 to Notes to Consolidated Financial Statements. The revolving line of credit has been used to provide working capital, as well as to fund fixed asset and subsidiary acquisitions.

Financial Accounting Standards Board Statements

          In December 1990, Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions" ("SFAS 106"), was issued and required to be adopted by the Company no later than fiscal 1994. The Company presently offers no post-retirement benefits which would be required to be reflected in its financial statements by SFAS 106.

          In November 1992, Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-Employment Benefits" ("SFAS 112"), was issued and required to be adopted by the Company no later than fiscal 1995. The Company presently offers no post-employment benefits which would be required to be reflected in its financial statements by SFAS 112.

          In 1995, Statement of Financial Accounting Standards No. 121--"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued and required to be adopted by the Company no later than the fiscal year ending August 31, 1997. The effect of adopting SFAS 121 on the Company's financial statements taken as a whole was not material.

          Also in 1995, Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" (the "Statement") was issued which establishes, among other things, financial accounting and reporting standards for stock-based employee compensation plans. Entities may either adopt a "fair value based method" of accounting for an employee stock option as defined by the Statement or may continue to use accounting methods as prescribed by APB Opinion No. 25--"Accounting for Stock issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the Statement had been applied. The Company will continue to follow APB Opinion No. 25 and make appropriate disclosures in accordance with the Statement. See Note 14 to Notes to Consolidated Financial Statements.

          In February 1997, Statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128") was issued which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Under SFAS 128, basic eps and diluted eps for the years ended August 31, 1995 and 1997 were not materially different from the eps reported by the Company. For the year ended August 31, 1996, basic eps and diluted eps was $.70 and $.68, respectively. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

ITEM 8.  Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----


Report of Independent Public Accountants................................22

Consolidated Balance Sheets as of August 31, 1996 and 1997............. 23 - 24

Consolidated Statements of Income for the years ended
  August 31, 1995, 1996 and 1997........................................25

Consolidated Statements of Shareholders' Equity for the years ended August 31, 1995, 1996 and 1997..................................26

Consolidated Statements of Cash Flows for the years
  ended August 31, 1995, 1996 and 1997..................................27 - 28

Notes to Consolidated Financial Statements..............................29 - 45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

                  We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries as of August 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

/s/  Arthur Andersen LLP                       /s/  Hannis T. Bourgeois, L.L.P.
------------------------                       --------------------------------
Arthur Andersen LLP                            Hannis T. Bourgeois, L.L.P.
New Orleans, Louisiana                         Baton Rouge, Louisiana

October 15, 1997
(Except with respect to matters discussed in Note 17, as to which the date is November 14, 1997)



                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                           As of August 31, 1996 and 1997

                                                                             1996                1997
                                                                             ----                ----

                                                       ASSETS

Current assets:
  Cash and cash equivalents                                             $  2,967,342          $ 4,357,494
  Accounts receivable, net--Notes 6 and 7                                 75,241,111           85,979,939
  Receivables from unconsolidated entities--Note 5                           700,479            1,453,098
  Inventories--Notes 4, 6  and 7                                          68,878,231           76,304,426
  Prepaid expenses                                                         2,440,503            2,351,897
  Deferred income taxes--Note 8                                            1,634,817            2,855,038
                                                                       -------------        -------------
         Total current assets                                            151,862,483          173,301,892

Investment in unconsolidated entities--Note 5                              1,920,880            4,004,736

Property and equipment--Notes 6 and 10:
  Transportation equipment                                                 4,685,200            4,984,130
  Furniture and fixtures                                                   6,155,724            8,455,791
  Machinery and equipment                                                 36,299,786           48,039,977
  Buildings and improvements                                              18,268,904           22,792,452
  Assets acquired under capital leases                                       896,677              317,512
  Land                                                                     3,201,626            3,973,118
                                                                        ------------         ------------
                                                                          69,507,917           88,562,980
Less: Accumulated depreciation (including amortization
  of assets acquired under capital leases)                               (12,065,574)         (18,235,529)
                                                                          ----------          ----------
                                                                          57,442,343           70,327,451

Note receivable from related party--Notes 3 and 15                           625,000               --

Other assets, net--Notes 3 and 15                                          6,652,738           14,825,212
                                                                        -------------        ------------
                                                                        $218,503,444         $262,459,291
                                                                        ============         ============


                                   (Continued)



        The accompanying notes are an integral part of these statements.



                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                           As of August 31, 1996 and 1997


                                                                                 1996                1997
                                                                                 ----                ----

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Outstanding checks in excess of bank balance                           $      3,104,746       $     691,111
  Accounts payable                                                             28,905,023          31,154,748
  Accrued liabilities                                                           9,412,963           8,544,778
  Current maturities of long-term debt--Note 6                                  4,865,038           6,366,407
  Revolving line of credit--Note 7                                             52,796,148          29,146,150
  Current portion of obligations under capital
    leases--Note 10                                                                68,143              26,448
  Deferred revenue--prebilled                                                   1,839,689           3,582,054
  Advanced billings                                                             2,990,631             833,817
                                                                            -------------        ------------
         Total current liabilities                                            103,982,381          80,345,513

Long-term debt, less current maturities--Note 6                                36,795,386          38,933,370

Obligations under capital leases, less current
  portion--Note 10                                                                 44,696             105,681

Deferred income taxes--Note 8                                                   1,635,702           5,260,056

Shareholders' equity--Notes 9 and 12:
  Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                --                     --
  Common stock, no par value, 50,000,000 shares
    authorized; 16,619,099 and 19,151,309 shares
    issued in 1996 and 1997; 9,956,183 and 12,488,393
    shares outstanding in 1996 and 1997                                       56,849,127          104,869,788
  Retained earnings                                                           26,023,987           39,772,718
  Treasury stock, 6,662,916 shares                                            (6,827,835)          (6,827,835)
                                                                           --------------      ---------------
         Total shareholders' equity                                           76,045,279          137,814,671
                                                                            ------------         ------------
                                                                            $218,503,444         $262,459,291
                                                                            ============         ============


        The accompanying notes are an integral part of these statements.


                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                 For the Years Ended August 31, 1995, 1996 and 1997

                                                        1995               1996                1997
                                                        ----               ----                ----

Income:
  Sales                                             $156,921,769        $249,358,437        $338,350,179
  Cost of sales                                      130,714,344         209,210,668         274,234,257
                                                    ------------         -----------         -----------
Gross profit                                          26,207,425          40,147,769          64,115,922

General and administrative expenses                   16,459,916          26,679,302          37,881,198
                                                     -----------          ----------          ----------
         Operating income                              9,747,509          13,468,467          26,234,724

Interest expense                                      (3,465,454)         (4,823,336)         (6,777,544)
Other income, net                                        244,315             922,839             155,493
                                                     ------------          -----------        ----------
                                                      (3,221,139)         (3,900,497)         (6,622,051)
                                                     ------------         -----------         ----------

Income before income taxes                             6,526,370           9,567,970          19,612,673

Provision for income taxes--Note 8                     2,026,552           3,053,703           6,001,380
                                                     ------------        -----------          ----------

Income before earnings (losses) from
  unconsolidated entities                              4,499,818           6,514,267          13,611,293

Earnings (losses) from unconsolidated
  entities--Note 5                                      (587,569)            102,931             436,855
                                                     ------------        -----------        ------------

Income before extraordinary item                       3,912,249           6,617,198          14,048,148

Extraordinary item, less applicable
  income taxes of  $-0- in 1995--Note 6                  490,625              --                  --
                                                     -----------         ------------       ------------

  Net income                                         $ 4,402,874         $ 6,617,198        $ 14,048,148
                                                     ===========         ===========        ============

Earnings per common share--Note 12:
  Income before extraordinary item                   $       .44        $        .68        $       1.21
  Extraordinary item                                         .05            --                 --
                                                     -----------        ------------        ------------
  Net income                                         $       .49        $        .68        $       1.21
                                                     ===========        ============        ============


        The accompanying notes are an integral part of these statements.


                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 For the Years Ended August 31, 1995, 1996 and 1997



                                              Common Stock                   Treasury Stock                             Total
                                              ------------                   --------------             Retained     Shareholders'
                                        Shares           Amount          Shares          Amount         Earnings        Equity
                                        ------           ------          ------          ------         --------        ------

Balance, September 1, 1994            15,319,577     $41,863,719       6,662,916     $(6,827,835)     $16,034,854      $51,070,738
  Net income                              --              --               --              --           4,402,874        4,402,874
  Pooled entity:
    Share sale                           193,555       2,699,283           --              --               --           2,699,283
    Dividend                              --              --               --              --            (125,000)        (125,000)
    Conversion of note payable,
    redeemable preferred stock
    and cumulative redeemable
    preferred stock dividends to
    common stock                          93,792       1,307,999           --              --               --           1,307,999
                                      ----------      ----------       ---------      ----------       ----------       ----------
Balance, August 31, 1995              15,606,924      45,871,001       6,662,916      (6,827,835)      20,312,728       59,355,894
  Net income                              --              --               --              --           6,617,198        6,617,198
  Shares issued to acquire
  Word-- Note 3                          385,000       3,401,900           --              --               --           3,401,900
  Shares issued to acquire
  APP--Note 3                            541,177       6,724,712           --              --               --           6,724,712
  Exercise of options                     45,125         281,514           --              --               --             281,514
  Pooled entity:
      Net loss not included in
      reporting period--Note 3            --              --               --              --            (905,939)        (905,939)
      Share sale                          40,873         570,000           --              --               --             570,000
                                      ----------      ----------       ---------      ----------       ----------       ----------
Balance, August 31, 1996              16,619,099      56,849,127       6,662,916      (6,827,835)      26,023,987       76,045,279
  Net Income                            --                --               --              --          14,048,148       14,048,148
  Shares issued in public offering
     --Note                            2,398,000      46,985,442           --              --               --          46,985,442
  Shares issued to acquire certain
     assets of MERIT Industrial
     Constructors, Inc. and certain
     of its affiliates--Note 3            62,500       1,265,625           --              --               --           1,265,625
  Exercise of options                     71,710         433,400           --              --               --             433,400
  Pooled entity:
   Purchase of treasury stock             --            (663,806)          --              --               --            (663,806)
   Distributions to members of
     Freeport Properties, L.C.            --              --               --              --            (167,804)        (167,804)
   Net loss not included in
     reporting period--Note 3             --              --               --              --            (131,613)        (131,613)
                                      ----------    ------------       ---------     ------------     -----------     ------------
                                      19,151,309    $104,869,788       6,662,916     $(6,827,835)     $39,772,718     $137,814,671
                                      ==========    ============       =========     ============     ===========     ============










        The accompanying notes are an integral part of these statements.



                                              THE SHAW GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Years Ended August 31, 1995, 1996 and 1997

                                                                 1995                 1996               1997
                                                                 ----                 ----               ----

Cash flows from operating activities:
  Net income                                                  $ 4,402,874         $ 6,617,198        $14,048,148
  Net loss not included in reporting period - Note 3           --                   ( 905,939)         ( 131,613)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                               2,982,056           4,992,087          7,358,013
    Provision (benefit) for deferred
      income taxes                                                871,559          (2,802,430)         2,230,551
    (Earnings) losses from unconsolidated
      entities                                                    663,569            (102,931)          (436,855)
    Translation loss                                             --                   863,822              6,449
    Gain on sale of marketable securities                        --                  (855,047)           --
    Other                                                        (301,781)           (251,170)           289,903
 Changes in assets and liabilities,
    net of effects of acquisitions:
    (Increase) in receivables                                  (9,016,718)        (16,658,477)        (4,665,546)
    (Increase) in inventories                                  (4,206,489)        (19,337,381)        (6,779,214)
    (Increase) decrease in other current
      assets                                                      (76,666)         (1,479,433)           257,249
    (Increase) decrease in other assets                        (1,004,108)           (851,173)           311,851
    Increase in accounts payable                                6,597,886           9,305,533            274,046
    Increase in deferred
      revenue--prebilled                                          156,014             937,685          1,742,365
    Increase (decrease) in accrued
      liabilities                                                 663,406          (2,295,054)        (3,467,096)
    Increase (decrease) in advanced billings                    2,135,820             854,811         (3,433,726)
                                                         ----------------      --------------       -------------
Net cash provided by (used in)
    operating activities                                        3,867,422         (21,967,899)         7,604,525

Cash flows from investing activities:
  Investment in unconsolidated entities                          (381,678)             95,513         (1,647,001)
  Investment in subsidiaries, net of
    cash received                                                (482,243)         (9,516,276)       (11,651,076)
  Proceeds from sale of property and
    equipment                                                      70,285           1,702,573            621,786
  Purchase of property and equipment                           (5,810,465)        (18,478,171)       (15,831,691)
  Purchase of marketable securities                              (269,351)         (1,433,143)           --
  Cash transferred from escrow fund                             1,295,000            --                  --
  Purchase of other assets                                         (7,596)           --                  --
  Proceeds from sale of marketable
    securities                                                  1,694,070           2,288,190             --
  Payment (issuance) of note receivable to a
    related party                                               --                   (625,000)            86,770
                                                        -----------------     ----------------    --------------
Net cash used in investing activities                          (3,891,978)        (25,966,314)       (28,421,212)


                                   (Continued)

        The accompanying notes are an integral part of these statements.





                                                                  1995                1996              1997
                                                                  ----                ----              ----
Cash flows from financing activities:
  Net proceeds (repayments) from
    revolving credit agreement                                 (9,534,617)         31,440,326        (23,889,998)
  Proceeds from issuance of debt                               13,786,912          22,244,181         15,030,863
  Repayment of debt and leases                                 (5,779,974)         (5,787,667)       (13,107,381)
  Dividend from pooled entity                                    (105,000)          --                 --
  Increase (decrease) in outstanding
    checks in excess of bank balance                              380,734           2,323,561         (2,413,635)
  Distributions to members of Freeport Properties, L.C.           --                --                  (167,804)
  Purchase of treasury stock                                      --                --                  (663,806)
  Issue common stock                                            1,330,883             851,514         47,418,842
                                                                ---------         -----------        -----------
 Net cash provided by financing activities                         78,938          51,071,915         22,207,081
  Effects of exchange rate changes
    on cash                                                       --                 (954,143)              (242)
                                                              -----------         ------------       ------------
Net increase (decrease) in cash                                    54,382           2,183,559          1,390,152

Cash and cash equivalents--beginning
  of year                                                         729,401             783,783          2,967,342
                                                              -----------         -----------       ------------
Cash and cash equivalents--end of year                        $   783,783         $ 2,967,342        $ 4,357,494
                                                              ===========         ===========        ===========

Supplemental disclosures:

Cash payments for:
  Interest                                                    $ 3,467,508         $ 4,865,283        $ 6,662,860
                                                              ===========         ===========        ===========
  Income taxes (refund)                                       $(2,370,260)        $ 7,712,620        $ 5,784,084
                                                              ============        ===========        ===========

Noncash investing and financing activities:
  Property and equipment acquired through
    issuance of debt                                          $   104,963        $     15,300      $      83,481
                                                              ===========        ============      =============
  Investment in subsidiaries acquired
    through issuance of common stock                          $    --            $ 10,126,612      $   1,265,625
                                                              ===========        ============      =============
  Investment in unconsolidated entities
    through reduction in receivables                          $ 1,015,000        $     89,014      $     --
                                                              ===========        ============      =============
  Property and equipment acquired through
    recovery of investment in
    unconsolidated subsidiary                                 $ 1,075,300        $     -           $      --
                                                              ===========        ============      =============
  Other current assets acquired through issuance
    of debt                                                   $    --            $  2,131,515      $     134,327
                                                              ===========        ============      =============
  Conversion of note payable, contract payable, redeemable
   preferred stock and cumulative preferred stock dividends
   to common stock                                            $ 2,676,399        $     --          $     --
                                                              ===========        ============      =============
  Purchase of inventory and payment of liabilities through
   cancellation of notes receivable to a related party        $   --             $     --          $     538,230
                                                              ===========        ============      =============

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

 Principles of Consolidation

         The consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated in these financial statements. The financial statements have been restated to include the accounts of the acquisition of an entity (See Note 3) which was accounted for using the pooling-of-interests method.

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

 Nature of Operations

         The Company is a supplier of industrial piping systems for new construction and retrofit projects throughout the world, primarily for customers in the electric power, refining and chemical industries. The Company offers comprehensive design and engineering services, piping system fabrication, industrial construction and maintenance services, manufacturing and sale of speciality pipe fittings and design and fabrication of pipe support systems. The Company's operations are conducted through nine fabrication facilities, two engineering offices, one manufacturing facility, one pipe insulation company and one industrial construction and maintenance company.

Cash and Cash Equivalents

         For purposes of reporting cash flows, all highly liquid investments with a maturity of three months or less when purchased are cash equivalents. At August 31, 1996 and 1997, the Company included in cash and cash equivalents approximately $1,100,000, the proceeds of which came from industrial development bond financing. These funds are required to be invested in short-term marketable securities until used for other capital improvements.

Accounts Receivable and Credit Risk

         The Company's customers include major multi-national construction and engineering firms and industrial corporations. Work is performed under contract and the Company believes that its credit risk is minimal. The Company grants short-term credit to its customers.

         The Company has established an allowance for doubtful accounts and contract adjustments. The reserve balances as of August 31, 1996 and 1997 are approximately $2,500,000 and $2,800,000, respectively. Charges to this allowance were not material during fiscal 1996 and 1997.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost method in 1996 and 1997 and the average cost method in 1995. The effect of changing from the average to the FIFO cost method during 1996 was not material.

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

         For financial reporting purposes, depreciation is provided by utilizing the straight-line method over the following estimated useful service lives:

         Transportation Equipment                         5-15 Years
         Furniture and Fixtures                           3-7   Years
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

         The Company also contracts with certain customers on a fixed price basis. Revenue is recognized as spools are completed. Costs and estimated earnings in excess of billings included in accounts receivable totaled
$14,126,120  and  $14,425,846  for the years  ended  August  31,  1996 and 1997, respectively. Billings in excess of costs and estimated earnings for both years are recorded as advance billings.

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

  Financial Instruments, Forward Contracts - Non-Trading Activities

         The Company utilizes forward foreign exchange contracts to hedge the anticipated purchases and sales of certain pipe bending machines. Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the Company's future sales and purchases. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in revenues when the hedged transaction occurs. Gains and losses on the early termination or maturity of forward contracts designated as hedges are deferred and included in revenues in the period the hedged transaction is recorded. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value of a forward contract is recognized as a gain or loss in revenues in the period the direct relationship ceases to exist. Future changes in fair value of the forward contract are recognized as gains or losses in revenues in the period of change.

 Reclassifications

         Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

  New Accounting Standards

         In 1995, Statement of Financial Accounting Standards No. 121--"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") was issued and required to be adopted by the Company no later than the fiscal year ending August 31, 1997. The effect of adopting SFAS 121 on the Company's financial statements taken as a whole was not material.

         Also in 1995, Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" (the "Statement") was issued which establishes, among other things, financial accounting and reporting standards for stock-based employee compensation plans. Entities may either adopt a "fair value based method" of accounting for an employee stock option as defined by the Statement or may continue to use accounting methods as prescribed by APB Opinion No. 25--"Accounting for Stock issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the Statement had been applied. The Company will continue to follow APB Opinion No. 25 and make appropriate disclosures in accordance with the Statement. See Note 14 to Notes to Consolidated Financial Statements.

         In February 1997, Statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128") was issued which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Under SFAS 128, basic eps and diluted eps for the years ended August 31, 1995 and 1997 were not materially different from the eps reported by the Company. For the year ended August 31, 1996, basic eps and diluted eps was $.70 and $.68, respectively. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

Note 2--Public Offering of Common Stock

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

Note 3--Acquisitions

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

         On  January  16,  1996,  the  Company's   newly  formed,   wholly-owned
subsidiary, Word Industries Fabricators, Inc., purchased certain assets and assumed certain liabilities from Word Industries Pipe Fabricating, Inc. (WIPF), TS&M Corporation and T.N. Word and certain of his family members (collectively, "Word"). The acquisition was completed through the issuance of 385,000 shares of the Company's common stock valued at $3,442,000 and cash of $503,000. Acquisition costs of $246,000 were incurred by the Company. The purchase method was used to account for the acquisition. The purchase price has been allocated to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition as follows:

         Property and Equipment                                     $5,405,000
         Notes Payable                                                (294,000)
         Accrued Liabilities                                          (306,000)
         Deferred Income Taxes                                        (614,000)
                                                                      ---------
         Purchase Price                                             $4,191,000
                                                                    ==========

         The operating results of Word have been included in the consolidated statements of income from the date of acquisition.

         In addition to the transactions described above, the Company agreed to loan WIPF an aggregate of $1,725,000 pursuant to two separate loan agreements, each dated as of January 15, 1996, one in the amount of $625,000 and the other in the amount of $1,100,000. The $625,000 loan was funded, but has been paid by WIPF. As of August 31, 1997, the $1,100,000 loan is no longer available to WIPF.

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

         Accounts Receivable                                       $ 6,751,000
         Inventory                                                  16,175,000
         Other Current Assets                                          268,000
         Property and Equipment                                     13,001,000
         Other Assets                                                  222,000
         Revolving Line of Credit                                   (4,855,000)
         Notes Payable                                              (5,789,000)
         Accounts Payable and Accrued Liabilities                   (8,117,000)
         Deferred Income Taxes                                      (2,205,000)
                                                                   -----------
         Purchase price (net of cash received of $2,960,000)       $15,451,000
                                                                   ===========

         The operating results of APP have been included in the consolidated statements of income from the effective date of acquisition.

         In addition, in connection with the Company's acquisition of APP and Speedline, options to acquire an aggregate of 85,000 shares of the Company's Common Stock at an exercise price of $19.50 per share were issued. The options are exercisable in 25% increments on each April 5, 1997, 1998, 1999 and 2000 based upon continued employment of the recipients by the Company. At August 31, 1997, options to acquire 35,000 of these shares remain outstanding.

         Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated (Pipe Shields), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was approximately $2.1 million, which is included in other assets and is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of the acquisition. The pro-forma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1994, is not material to the operations of the Company.

         On January 27, 1997, the Company completed the acquisition of NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech, Inc. and the 335,000 square foot facility that NAPTech, Inc. had leased from a related entity, Freeport Properties, L.C. (Freeport). The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech, Inc. and Freeport, (collectively, "NAPTech"). Summarized results of operations of the separate companies for the period from September 1, 1996 through January 27, 1997, the date of acquisition, are as follows:

                                              Shaw                 NAPTech
                                              ----                 -------
         Sales                             $106,555,000         $24,482,000
                                           ============         ===========
         Net Income                        $  2,505,000         $   584,000
                                           ============         ===========

         Net income of the combined companies for the fiscal year ended August 31, 1997 has been reduced by approximately $700,000 of merger and business combination costs of the NAPTech acquisition.

         Because the fiscal periods of the Company and NAPTech were not the same, NAPTech financial statements for the 1995 fiscal year consisted of the twelve months ended March 31, 1995. The 1996 fiscal year financial statements of NAPTech were recast from the twelve months ended March 31, 1996 to the twelve months ended June 30, 1996. The 1997 fiscal year of NAPTech is the same as the Company's. As a result, the following sales and losses of NAPTech have been excluded from the respective statements of income:

        Fiscal Period           Months excluded            Sales      Net Losses
        --------------    -------------------------      ----------   ----------
          1996            April, May and June, 1995      $3,811,000   $906,000
          1997            July and August, 1996          $5,194,000   $132,000

   The following is a reconciliation of the amounts of sales and net income previously reported (in the Company's Annual Report on Form 10-K for the year ended August 31, 1996) to the restated financial information for all prior periods presented herein:

                                             Year Ended          Year Ended
                                            August 31, 1995     August 31, 1996
                                            ---------------     ---------------
Sales
As previously reported                       $135,264,643        $222,017,437
NAPTech                                        21,657,126          27,341,000
                                             ------------        ------------
As restated                                  $156,921,769        $249,358,437
                                             ============        ============

Net Income
As previously reported                       $  4,266,045        $  8,776,498
NAPTech                                           136,829         ( 2,159,300)
                                             ------------        ------------
As restated                                  $  4,402,874        $  6,617,198
                                             ============        ============

           Effective February 1, 1997, the Company purchased all of the outstanding capital stock of United Crafts, Inc. (UCI), an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash of $8,000,000. Acquisition costs of approximately $192,000 were incurred by the Company. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was $4,770,000, which is included in other assets and is being amortized on a straight-line basis over 20 years. The estimated fair value of the assets and liabilities of UCI as of February 1, 1997 are as follows:

               Accounts Receivable                                   $6,040,000
               Property and Equipment                                 2,992,000
               Other Assets                                           4,832,000
               Accounts Payable & Accrued Liabilities                (3,502,000)
               Advance Billings                                      (1,277,000)
               Notes Payable                                         (1,101,000)
               Deferred Income Taxes                                   (146,000)
                                                                     ----------
               Purchase Price (net of cash received of $354,000)     $7,838,000
                                                                     ==========

       The operating results of UCI have been included in the consolidated statements of income from the effective date of the acquisition.

       On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1.3 million in cash (including acquisition costs), 62,500 shares of the Company's Common Stock valued at $1.3 million, options to purchase 25,000 shares of the Company's Common Stock at $20.25 per share, as well as the assumption of approximately $340,000 of debt. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was $1,290,000, which is included in other assets and is being amortized on a straight-line basis over 20 years. The operating results related to the acquired MERIT assets have been included in the consolidated statements of income from the date of the acquisition. The pro-forma effect of the acquisition of the MERIT assets, had it occurred on September 1, 1994, is not material to the operations of the Company.

       The following summarized unaudited income statement data reflects the impact the above acquisitions accounted for as a purchase would have had on the Company's results of operations if the Word, APP and UCI acquisitions had taken place on September 1, 1994:

                       Unaudited Pro-forma Results for the Year Ended August 31,
                       ---------------------------------------------------------
                                   1995              1996                1997
                                   ----              ----                ----

 Gross revenue                 $258,508,000      $322,379,000       $353,385,000
                               ============      ============       ============
 Net income                    $  7,830,000      $  6,964,000       $ 14,238,000
                               ============      ============       ============
 Earnings per common share     $      0 .79      $       0.68       $       1.22
                               ============      ============       ============

Note 4--Inventories

         The major components of inventories consist of the following:

                                                        August 31,
                                             --------------------------------
                                                  1996                1997
                                                  ----                ----

         Finished Goods                      $ 23,138,238         $29,027,556
         Raw Materials                         34,241,467          35,256,732
         Work In Process                       11,498,526          12,020,138
                                              -----------         -----------
                                              $68,878,231         $76,304,426
                                              ===========         ===========

Note 5--Investment in Unconsolidated Entities

         During the years ended August 31, 1995 and 1997, the Company invested $1,880,000 and $1,647,000, respectively in Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). There was no investment in fiscal 1996. The Company owns 49% of Shaw-Nass and accounts for this investment on the equity basis. As such, during the years ended August 31, 1995, 1996, and 1997 the Company recognized earnings (losses) of ($205,968), $102,931 and $436,855 respectively from Shaw-Nass. No distributions have been received through August 31, 1997 from Shaw-Nass. In addition, as of August 31, 1996 and 1997, the Company had outstanding receivables from Shaw-Nass totaling $700,479 and $1,453,098 respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass. At August 31, 1997 undistributed earnings of Shaw-Nass included in the consolidated retained earnings of the Company amounted to approximately $334,000.

         As discussed in Note 3, the Company purchased the 50% interest of the other participant in its Venezuelan joint venture, together with the concurrent acqusition of certain land, buildings and other assets used by the venture. The Company had previously accounted for its investment in the joint venture as an unconsolidated subsidiary under the equity method and had recognized net income of approximately $29,000 during the period from September 1 to December 15, 1994.

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


Note 6--Long-Term Debt

         Long-term debt consisted of:                                                       August 31,
         ----------------------------                                               ------------------------
                                                                                    1996                1997
                                                                                    ----                ----

Notes payable to insurance  companies;  variable  interest rates based on 30-day commercial  paper  rates plus 190 to 235 basis  points  ranging  from 7.26% to
  7.88%  as of  August  31,  1997;  payable  in  monthly  installments  based on amortization  over the  respective  note  lives;  maturing  from 2001 to 2006;
  secured  by  property  and  equipment  with an  approximate  net book value of
  $23,950,000 as of August 31, 1997 and guaranties by the Company and
  certain subsidiaries of the Company                                            $15,971,239        $17,714,208

Note payable to a bank; interest payable annually at LIBOR plus 1.6%; payable in
  28 annual installments of $264,286 with remaining balance due in 2003; secured by equipment with an approximate net
  book value of $9,571,000 as of August 31, 1997                                   7,400,000          6,342,857

South Carolina  Revenue  Bonds  payable;  principal  due in 2005;  interest paid monthly accruing at a variable rate of 3.8% as of August 31, 1997;
  secured by $4,000,000 letter of credit                                           4,000,000          4,000,000

Mortgages  payable to a bank;  interest  payable  monthly at 8.375%;  95 monthly payments of $9,850 and  $26,935  with  remaining  balance due on June 1, 2002;
  secured by real property with an approximate  net book value of $2,980,000 and deposits at financial institutions
  with an approximate value of $362,000 as of August 31, 1997                      3,432,531          3,276,450





                                                                                           August 31,
                                                                                    ------------------------
                                                                                    1996                1997
                                                                                    ----                ----

Note payable to a bank,  interest at 9.36%,  payable in monthly  installments of
  $39,559 through May 10, 2001,
  collateralized by accounts receivable and equipment                             2,853,078            --

Notes payable to a bank;  variable  interest  rate based upon  London  Interbank
  Offering  Rate  (LIBOR)  plus 85 to 200 basis  points  depending  upon certain financial  ratios.  Interest rate as of August 31, 1997 was 6.89%;  60 monthly principal  payments of $50,000 and $36,233  through May 31, 2000 and  November
  15, 2001; secured by property and equipment with an approximate net book value of $3,076,000,
  accounts receivable and inventory as of August 31, 1997                          2,300,000          3,584,133

Notes payable to  employees  relating to  non-competition  agreements;  interest payable  monthly at 7%;  monthly  payments of $42,000,  and $5,000 until April
  2001
  and August 2000 respectively; unsecured--see Note 15                             2,131,515          1,739,765

Note with interest at 8.5%,  payable in monthly  installments of $17,183 through
  1999 with the remaining principal balance due
  on January 1, 2000, secured by land and a building                               1,856,680           --

Note payable to an individual who is related to the Company,
  interest at 10%, payable on demand, uncollateralized.                            1,075,000           --

Note  payable  to a leasing  company,  interest  at 8.59%,  payable  in  monthly installments of $7,606 through September 1999,
  collateralized by equipment.                                                       258,058           --

Note payable to a bank; variable interest rate based on LIBOR plus 1.4%; payable in 28 quarterly  principal  payments of $142,857  through  March 25, 2004 plus interest; secured by equipment with
  a book value of approximately $4,229,000 as of August 31, 1997                   --                 3,857,143

Mortgage  payable  to an  insurance  company;  variable  interest  rate based on average  weekly yield of 30 day commercial  paper plus 2.35%;  payable in 120 monthly  installments of $39,934  through June 30, 2007,  secured by land and buildings with a book value of
   approximately $1,914,000 as of August 31, 1997                                   --                3,263,683

Mortgage  payable  to a bank;  interest  payable  monthly  at 8.63%;  59 monthly installments of $7,520 with remaining balance due on November 7, 2001; secured by real property with a book value of
  approximately $694,000 as of August 31, 1997                                       --                 571,963

Other mortgages payable;  interest rates at 8%; payable in monthly  installments through February and July, 1998; secured by real property
  with a book value of approximately $1,502,000 as of August 31, 1997               142,896             566,816

Other notes  payable;  interest  rates  ranging  from 4.65% to 9.0%;  payable in monthly installments based on amortization
  over the respective note lives; maturing from 1997 through 1999                   239,427             382,759
                                                                              -------------       -------------

Total debt                                                                       41,660,424          45,299,777
Less: current maturities                                                         (4,865,038)         (6,366,407)
                                                                              -------------         -----------
Total long-term debt                                                           $ 36,795,386         $38,933,370
                                                                               ============         ===========

         Annual maturities of long-term debt during each year ending August 31, are as follows:

         1998                                                    $ 6,366,407
         1999                                                      5,834,181
         2000                                                      8,396,166
         2001                                                      9,952,547
         2002 and thereafter                                      14,750,476
                                                                 -----------
                                                                 $45,299,777
                                                                 ===========

         In connection with the acquisition of certain assets and the assumption of certain liabilities of Vinson Supply Company ("Vinson") in 1992, NAPTech delivered a note payable of $3,800,000 to Vinson, redeemable preferred stock of $1,062,690 and $200,000 cash. NAPTech thereafter entered into a settlement agreement with Vinson dated June 13, 1994, in which NAPTech agreed to pay Vinson $3,000,000 cash plus $55,000 for accounts payable to Vinson, and Vinson agreed to cancel the note payable to Vinson of approximately $3,539,000, cancel the 106,269 shares of redeemable preferred stock, and cancel the deferred dividend liability. NAPTech entered into a note payable to a bank in order to fund this settlement with Vinson.

         Based upon the consummation of the aforementioned agreement, in 1995 the Company recognized an extraordinary gain of $490,625 for the early retirement of debt ($3,539,000 note payable) and wrote-off the book value relating to 106,269 shares of NAPTech's redeemable preferred stock and redeemable cumulative preferred stock dividend of $1,062,690 and $245,309, respectively, as a credit to the NAPTech's common stock.

         Certain of the debt agreements contain restrictive covenants which the Company is required to meet including financial ratios and minimum capital levels. As of August 31, 1997, the Company was in compliance with the covenants or had obtained the required waivers.

         The estimated fair value of long-term debt approximated its carrying value, based on borrowing rates currently available to the Company for notes with similar terms and average maturities, as of August 31, 1996 and 1997.

Note 7--Revolving Line Of Credit

         In 1996, the Company entered into a new loan and security agreement with its commercial lenders which allows the Company to borrow up to $70,000,000, depending upon the Company's collateral base (which consists primarily of certain eligible amounts of receivables and inventory), under a revolving line of credit at an interest rate not to exceed 2% over the London Interbank Offering Rate (LIBOR) or .75% over the Prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. This replaced the prior year revolving line of credit which allowed the Company to borrow up to $30,000,000 at an interest rate based upon the LIBOR plus 85 to 200 basis points depending upon certain financial ratios of the Company. During fiscal 1996 and 1997, the maximum amount outstanding was approximately $55,512,000 and $66,198,000, respectively, and the average amount outstanding was $31,752,000 and $44,462,000, respectively, at weighted average interest rates of 7.04% and 7.27%, respectively. The new agreement expires March 31, 1999. The line of credit is secured by the Company's accounts receivable and inventories. The line of credit is also subject to certain restrictive covenants similar to those of the long-term debt. As of August 31, 1997, the Company was in compliance with these covenants or had obtained the required waivers.

         In 1996, a subsidiary of the Company had an additional line of credit with a bank for $3,400,000. The line of credit was collateralized by accounts receivable, inventory, and equipment and accrued interest at 2% above the bank's prime rate and expired July 31, 1997. This line of credit was renewed for $3,000,000 at an interest rate of 1.25% over the 30-day LIBOR rate and expires on February 7, 1998. The new line of credit is guaranteed by the Company.

Note 8--Income Taxes

         A summary of net deferred taxes is as follows:

                                                                                            August 31,
                                                                                ------------------------------
                                                                                    1996                1997
                                                                                    ----                ----
         Deferred tax assets                                                     $4,156,255         $4,164,948
         Deferred tax liabilities (Net of deferred tax
           liabilities assumed in UCI and Pipe Shields
           acquisitions totaling -0- in 1996 and
           $173,582 in 1997)                                                     (4,157,140)        (6,396,384)
                                                                                 ----------         ----------
         Net deferred taxes                                                      $     (885)       $(2,231,436)
                                                                                 ===========        ===========

         The significant components of net deferred taxes are as follows:
                                                                                         August 31,
                                                                                 -------------------------------
                                                                                    1996               1997
                                                                                    ----               ----
         Assets:
            Tax basis of inventory in excess of book basis                       $   244,800        $   926,331
            Receivable reserves not currently deductible                             719,909          1,007,719
            Self Insurance reserves not currently deductible                         246,153            439,344
            Net operating loss and tax credit carry forwards                       2,148,382          1,258,476
            Other expenses not currently deductible                                  797,011            533,078
                                                                                 -----------        -----------
                                                                                 $ 4,156,255        $ 4,164,948
                                                                                 ===========        ===========
         Liabilities:
           Excess of financial reporting over tax basis of assets                $ 3,596,438        $ 6,569,966
           Income not currently taxable                                              560,702             --
                                                                                 -----------        -----------
                                                                                   4,157,140          6,569,966
           Less: Deferred tax liabilities assumed in UCI and
                    Pipe Shields acquisitions                                         --               (173,582)
                                                                                 -----------        -----------
                                                                                 $ 4,157,140        $ 6,396,384
                                                                                 ===========        ===========

         Income before provision for income taxes for the years ended August 31 was as follows:

                                  1995             1996               1997
                                  ----             ----               ----

         Domestic             $1,259,124         $9,526,236       $17,181,177
         Foreign               5,267,246             41,734         2,431,496
                             -----------       ------------      ------------
         Total                $6,526,370         $9,567,970       $19,612,673
                              ==========         ==========       ===========


         The provision for income taxes for the years ended August 31 was as follows:

                                           1995           1996           1997
                                           ----           ----           ----

         Current                        $1,170,993     $5,736,133    $4,231,206
         Net operating loss utilized        --             --          (889,906)
         Deferred                          871,559     (2,802,430)    2,230,551
         State                             (16,000)       120,000       429,529
                                        ----------     ----------    -----------
         Total                          $2,026,552     $3,053,703    $6,001,380
                                        ==========     ==========     =========

         A reconciliation of Federal statutory and effective income tax rates for the years ended August 31 was as follows:

                                                     1995      1996       1997
                                                     ----      ----       ----

         Statutory rate                               34%       34%         35%
         State taxes provided                         --         1          (2)
         Foreign income taxed at different rates      (4)       (4)         (4)
         Other                                         1         1           2
                                                     ---       ---         ---
                                                      31%       32%         31%
                                                      ==        ==          ==

         As of August 31, 1997, for Federal income tax return purposes, the Company had approximately $3,500,000 of net operating loss carryforwards available to offset future taxable income of its NAPTech subsidiary, subject to an annual limitation of approximately $500,000. The carryforwards expire beginning in 2008 through 2010.

Note 9--Common Stock

         The Company previously had two classes of common stock. The classes had identical rights, preferences and powers except that Class A common stock had certain voting preferences. In connection with the Company's initial public offering in 1993, the Company's charter was amended to provide for only one class of common stock; however, holders for at least four consecutive years generally have voting preferences. Also, the amended charter authorizes the Board of Directors to approve the issuance of preferred stock.

Note 10--Leases

         Capital leases -- The Company leases office equipment and machinery under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are amortized on the straight-line method over the lease terms and interest expense is accrued on the basis of the outstanding lease obligations.

         Assets acquired under capital leases -- net of accumulated amortization are as follows:

                                                           August 31,
                                                ------------------------------
                                                    1996                1997
                                                    ----                ----
         Furniture and fixtures                   $878,236            $250,681
         Machinery and equipment                    18,441              66,831
                                                 ---------           ---------
                                                   896,677             317,512
         Less: accumulated amortization           (245,385)           (178,895)
                                                 ---------           ---------
                                                  $651,292            $138,617
                                                  ========            ========

         The following is a summary of future obligations under capital leases (present value of future minimum rentals):

         Minimum lease payments:
           1998                                                      $ 29,890
           1999                                                        57,447
           2000                                                        49,851
                                                                     --------
         Total minimum lease payments                                 137,188
         Less: amount representing interest                            (5,059)
                                                                     --------
                                                                      132,129
         Less: current portion                                        (26,448)
                                                                     --------
         Long-term obligations under capital leases                  $105,681
                                                                     ========

         Operating leases -- The Company leases certain offices, fabrication shops, warehouse facilities, office equipment and machinery under noncancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases which were in effect as of August 31, 1997 require the Company to make the following future minimum lease payments:

         For the year ending August 31:
           1998                                                 $1,964,411
           1999                                                  1,193,592
           2000                                                    893,102
           2001                                                    496,964
           2002 and thereafter                                   1,142,807
                                                                 ---------
         Total minimum lease payments                           $5,690,876
                                                                ==========

         Rent expense for the fiscal years ended August 31, 1995, 1996 and 1997 was $1,189,857, $1,117,755 and $1,804,897, respectively.

Note 11--Commitments and Contingencies

         The Company has posted letters of credit aggregating approximately $12 million as of August 31, 1997 to secure its performance under certain contracts and insurance arrangements, as well as its purchase of a pipe bending machine.

         For the year ended August 31, 1997, 22% of the Company's labor force was covered by collective bargaining agreements, all of which will expire during the Company's next fiscal year. The Company does not expect that the renewal of the agreements will have an adverse impact on the Company's results of operations or financial position.

         On August 11, 1997, the Company announced that Shaw Power Services, Inc., its wholly-owned subsidiary, and China Baoyuan Industry and Trade Company, a wholly-owned subsidiary of China National Nuclear Corporation, have signed a letter of intent to establish joint-venture ownership of a piping systems fabrication facility located in Dalian, Peoples Republic of China (P.R.C.). Under the terms of the letter of intent, which is expected to be consumated in April, 1998, the Company's ownership and income participation in the joint-venture is contemplated to be at least 60%. The formation of the joint-venture is subject to, among other things, the negotiation and execution of a definitive agreement and regulatory approvals by the P.R.C. It is anticipated that the Company will invest approximately $7 million of cash and equipment, as well as its technology in the joint venture. It is the intention of the Company for the joint-venture facility to be operational by the end of calendar 1988.

         On October 15, 1997, the Company entered into a letter of intent with Vekamaf Holding B.V. of Rotterdam, Holland, whereby Shaw will acquire all of the outstanding capital stock of Cojafex B.V., a Vekamaf subsidiary. Cojafex owns the technology for the design and manufacture of certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Under the terms of this letter of intent, Shaw will pay an aggregate of $9.5 million, $5 million of which will be paid at the closing of the transaction and the remainder of which will be paid over six years. The closing of the transaction is contingent upon the favorable outcome of a due diligence review and the negotiation and execution of definitive agreements, among other things, and is expected to take place in January of 1998.

         In connection with a contract with a certain customer, the Company is commited to open a fabrication facility in Texas. The Company expects to spend approximately $1.8 million to open this facility.

Note 12--Earnings Per Common Share

          Earnings per common share is calculated based on the weighted average number of shares outstanding, including dilutive common stock equivalents when material. The weighted average number of shares outstanding for 1995, 1996, and 1997 were 8,915,977, 9,757,610, and 11,632,068 respectively.

Note 13--Major Customers and Export Sales

         For the year ended August 31, 1995, sales to a customer accounting for more than 10% of sales totaled $19,100,000 and comprised 12% of sales. For the year ended August 31, 1996, sales to a customer accounting for more than 10% of sales totaled $27,200,000 and comprised 11% of sales. For the year ended August 31, 1997, no one customer had sales to them exceeding 10% of sales. Because of the nature of the Company's business, the significant customers vary between years.

         For the years ended August 31, 1995, 1996 and 1997, the Company has included as part of its international sales approximately $40,000,000,
$74,000,000 , and $89,000,000 respectively, of exports from its domestic facilities.

Note 14--Employee Benefit Plans

         The Company has a Stock Option Plan (the Plan) under which both qualified and non-qualified options may be granted. In addition, 733,165 shares of common stock are reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the option price, and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on date of grant and its duration cannot exceed 10 years. Only qualified options have been granted under the Plan.

         In connection with the Company's acquisition of FCI and PSSI during 1994, 5,000 options with an exercise price of $18.00 were issued. The options expire in 2004 and are currently exercisable. In January 1995, the exercise price of these options was amended to $5.875 per share, which was the fair market value of the common stock at the date of such amendment. In addition, in 1994 the Company granted options contingent upon the ability of FCI, PSSI and certain other subsidiaries to generate consolidated net income in excess of certain thresholds during the fiscal years ending August 31, 1995, 1996 and 1997. The maximum number of options issuable under this plan is 19,000 per year or 57,000. These options expire in 2004 and have an exercise price equal to the closing price quoted on the last business day of the immediately preceding fiscal year to which the grant of options relate. The minimum threshold for the year ended August 31, 1995 was not met, and therefore, no options were issued for that year. For the year ended August 31, 1996, 12,000 options with an exercise price of $9.59 per share were earned and subsequently issued. For the year ended August 31, 1997, an additional 12,000 options with an exercise price of $32.875 were earned and will be issued in fiscal 1998.

         In fiscal 1997, the Company adopted a Non-Employee Director Stock Option Plan. Each member of the Board of Directors who is not, and who has not been during the one year period immediately preceding the date the director is first elected to the Board, an officer or employee of the Company or any of its subsidiaries or affiliates, is eligible to participate in the plan. A committee of two or more members of the Board who are not eligible to receive grants under the Option Plan administers the Plan. Upon adoption, options to acquire an aggregate of 20,000 shares of Common Stock were issued. Additionally, each eligible director will be granted an option to acquire 1,500 shares of Common Stock on an annual basis upon his election or re-election to the Board of Directors. An aggregate of 50,000 shares of Common Stock have been reserved for issuance under the Option Plan.

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation," which is effective for the Company's fiscal year beginning September 1, 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the APB 25 method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company has elected to continue to account for its stock-based compensation under APB 25. However, pro-forma disclosues, as if the Company adopted the cost recognition requirements under SFAS No. 123, are presented below.

         Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro-forma amounts below:
                                                       1996               1997
                                                      ------            -------
               Net Income (in thousands):
                   As reported                        $6,617            $14,048
                                                      ======            =======
                   Pro forma                          $6,544            $13,834
                                                      =======           =======

               Earnings per share:
                   As reported                        $  .68            $  1.21
                                                      ======            =======
                   Pro forma                          $  .67            $  1.19
                                                      ======            =======

         The pro-forma effect on net earnings for 1996 and 1997 is not representative of the pro-forma effect on net earnings in future years because it does not take into consideration pro-forma compensation expense related to grants prior to September 1, 1995.

         The following table summarizes the activity in the outstanding stock options of the Company:

                                           Shares               Weighted Average
                                    ----------------------
                                     Plan     Acquisitions        Option Price
                                     ----     ------------         -----------

Outstanding at September 1, 1994    217,312         5,000            $5.900
Granted                             245,635        --                $7.923
Exercised                           --             --                --
                                    -------       -------
Outstanding at August 31, 1995      462,947         5,000            $6.962
Granted                              21,793        85,000            $19.243
Exercised                           (45,125)       --                $6.239
                                    --------      -------
Outstanding at August 31, 1996      439,615        90,000            $9.500
Granted                              41,189        42,500            $19.623
Exercised                           (71,710)       --                $5.984
Canceled                            (36,250)      (50,000)           $15.755
                                    --------      -------
Outstanding at August 31, 1997      372,844        82,500            $10.729
                                    =======        ======
Exercisable at August 31, 1997      146,594        13,750            $10.023
                                    =======        ======

          As of August 31, 1995, 1996 and 1997, the number of options exercisable under the stock option plan was 37,447; 97,365 and 160,344, respectively; and the weighted average exercise price of those options was $14.548, $9.745 and $10.023, respectively.

          The weighted average fair value at date of grant for options granted during 1996 and 1997 was $14.10 and $12.72 per option, respectively. The fair value of options granted is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions in 1996 and 1997, respectively: (a) dividend yield of 0.00% and 0.00%; (b) expected volatility of 89% and 54%; (c) risk-free interest rate of 6.4% and 6.7%; and (d) expected life of 5 years and 5 years.

          The  following  table  summarizes   information  about  stock  options
outstanding as of August 31, 1997:

                                   Options Outstanding      Options Exercisable
                               -------------------------   ---------------------
                                 Weighted       Weighted                Weighted
                                 Average        Average                  Average
Range of            Number       Remaining      Exercise   Number       Exercise
Exercise Prices   Outstanding  Contract Life      Price    Exercisable    Price
---------------   -----------  -------------   ---------   ----------   --------
$5.875-$9.594      308,000      7.4 Yrs        $  6.407    117,750      $ 6.653
$13.940-$19.500     65,756      7.5 Yrs        $ 17.944     24,506      $16.626
$20.250-$21.750     76,747      8.6 Yrs        $ 20.810     13,247      $21.229
$27.880-$27.890      4,841      1.9 Yrs          27.883      4,841      $27.883
                  --------                                 -------
                   455,344      7.6 Yrs        $ 10.729    160,344      $10.023
                  ========                                 =======

         During 1994, the Company, excluding NAPTech, adopted a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute from 1% to 10% of annual compensation, subject to an annual limit, with the Company matching 50% of the employee's eligible contribution up to 6%. The Company's expense for this plan during 1995, 1996 and 1997 was approximately $220,000, $285,000, and $380,000 respectively.

         The Company has a qualified, contributory 401(k) savings plan covering all employees of NAPTech who belong to the Certified Metal Trades Journeymen collective bargaining unit. The Company is required to make a contribution of 3% of participants' compensation on an annual basis. The Company's expense for this plan was approximately $9,000, $23,900, and $51,600 for the years ended August 31, 1995, 1996 and 1997, respectively.

         The Company had a separate qualified, contributory 401(k) savings plan covering all non-union employees of NAPTech. The Company may, at its discretion, make a matching contribution in an amount determinable by the Board of Directors. The Company did not make a contribution to the plan in fiscal 1995; in fiscal 1996 and 1997 the Company's expense for this plan was approximately $6,600 and $12,900, respectively. As of August 31, 1997, this plan has been terminated.

         The Company had a profit sharing plan covering substantially all employees of APP. For the period from the effective date of acquisition through August 31, 1996, the Company expensed $175,000 for this plan. No expense was incurred for fiscal 1997, and as of August 31, 1997, this plan has been terminated.

         The Company had a 401(k) profit sharing plan covering substantially all employees of Pipe Shields, Inc. with more than one year of service. The Company matched 50% of the employee's eligible contribution, up to 3% of eligible compensation. For the period from the date of acquisition through August 31, 1997 the Company's expense for this plan amounted to approximately $9,000. This plan has been terminated as of August 31, 1997.

         The Company has a 401(k) savings plan covering substantially all employees of UCI with more than one year of service. The Company matches 50% of the first $1,000 of employees' contributions. Additionally, the Company may, at its discretion, make an additional contribution determinable by the Board of Directors. The Company's expense for this plan from the date of acquisition through August 31, 1997 was approximately $87,000.

Note 15--Related Party Transactions

         During 1994, the Company entered into an employment agreement with the President and Chief Executive Officer (CEO) of the Company. Under terms of the agreement, the President and CEO will receive, among other things, an annual base salary of $500,000, participation in the Company's annual bonus plan as determined by the Compensation Committee of the Board of Directors, and other benefits such as health and life insurance. In the event the President and CEO's employment is terminated due to events as defined in the agreement, the President and CEO will receive a lump-sum payment equal to the full amount payable under the agreement. The employment agreement was amended on August 25, 1997 to extend the expiration date to December 31, 2007. The term shall be automatically extended for an additional one-year period upon each December 31, unless a party electing not to extend the agreement provides written notice to the other party at least three months prior to such December 31.

         The Company has entered into several loan agreements with key management, some of which were non-interest bearing. The impact of discounting such loans to record interest income was not significant. The balance of these employee loan receivables as of August 31, 1995, 1996, and 1997 was $231,900, $220,191, and $415,791, respectively. These balances are included in other assets.

         As discussed in Note 3, in connection with the Word acquisition, the Company entered into a $625,000 interest-bearing loan agreement with Word Industries Pipe Fabricating, Inc. ("WIPF"). WIPF is owned primarily by certain stockholders of the Company. The loan was paid by WIPF in fiscal 1997.

         During 1996 and 1997, in connection with certain acquisitions discussed in Note 3, the Company has entered into non-competition agreements with several key employees. Related assets totaling approximately $2.3 million, included in other assets, are being amortized over five years using the straight-line method. Any corresponding liabilities are included in long-term debt as further discussed in Note 6.

         In connection with an acquisition discussed in Note 3, the Company entered into an office building lease with an affiliate of a Company executive, which lease calls for the payment of rentals in the amount of $5,400 a month.

Note 16--Foreign Currency Transactions

         The Company's wholly-owned subsidiary in Venezuela has net assets of approximately $7,100,000 and $8,700,000 denominated in Venezuelan Bolivars as of August 31, 1996 and 1997, respectively. In accordance with SFAS 52, the U.S. dollar is used as the functional reporting currency since the Venezuelan economy is defined as highly inflationary. Therefore, the assets and liabilities must be translated into U.S. dollars using a combination of current and historical exchange rates.

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

         During 1997, the Company recorded a $6,449 loss in translating the assets and liabilities into U.S. dollars. There were no material exchange gains or losses incurred during fiscal 1997.

         In connection with the Company's hedging of certain commitments to acquire pipe bending machines from a foreign manufacturer, the Company had outstanding commitments totaling approximately $4.3 million to purchase foreign currency at a fixed price. These commitments had a fair value of approximately $4.5 million at August 31, 1997.

Note 17--Subsequent Event

         On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries PLC ("Prospect") of Derby, United Kingdom, for approximately $15.8 million. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. ("Connex"), a piping systems fabrication business located in Troutville, Virginia; CBP Engineering Corp. ("CBP"), an abrasion and corrosion resistant pipe systems specialist based in Pennsylvania; Aiton Australia Pty Limited, a piping systems, boiler refurhishment and project management company based near Sydney, Australia; and Prospect Engineering Limited ("PEL"), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited ("Inflo"), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding stock of Prospect Overseas Limited, a United Kingdom holding company that holds the entire ownership interest in Connex and CBP, Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans.

Note 18--Quarterly Financial Data (Unaudited)

                                           First            Second               Third                Fourth
                                          Quarter           Quarter             Quarter              Quarter
                                          -------           -------             -------              -------
1996
Sales
As previously reported                  $38,784,247       $49,591,001         $63,780,409          $69,861,780
NAPTech                                   4,555,723         6,783,712           9,702,887            6,298,678
                                        -----------       -----------         -----------          -----------
As restated                             $43,339,970       $56,374,713         $73,483,296          $76,160,458
                                        ===========       ===========         ===========          ===========
Gross Profit
As previously reported                  $ 7,185,486       $ 8,721,495         $12,837,160          $12,438,628
NAPTech                                    (530,428)          492,922            (256,322)            (741,172)
                                        ------------      ------------        -----------          -----------
As restated                             $ 6,655,058       $ 9,214,417         $12,580,838          $11,697,456
                                        ============      ============        ===========          ===========
Net Income
As previously reported                  $ 1,682,694       $ 1,825,651         $ 2,445,369          $ 2,822,784
NAPTech                                    (669,569)          (24,278)           (563,643)            (901,810)
                                        ------------      ------------        -----------          -----------
As restated                             $ 1,013,125       $ 1,801,373         $ 1,881,726          $ 1,920,974
                                        ============      ============        ===========          ===========
Net Income per Share
As previously reported                  $       .20      $        .21        $        .26          $       .29
NAPTech                                        (.09)             (.01)               (.07)                (.10)
                                        -----------      ------------        ------------          -----------
As restated                             $       .11      $        .20        $        .19          $       .19
                                        ===========      ============        ============          ===========
1997
Sales
As previously reported                  $67,603,615       $85,515,993         $88,883,982          $88,231,202
NAPTech                                   8,115,387           --                  --                   --
                                        -----------      ------------         -----------          -----------
As restated                             $75,719,002       $85,515,993         $88,883,982          $88,231,202
                                        ===========      ============         ===========          ===========
Gross Profit
As previously reported                  $13,900,085       $15,137,450         $17,342,672          $17,065,466
NAPTech                                     670,249           --                  --                   --
                                        -----------       -----------         -----------          -----------
As restated                             $14,570,334       $15,137,450         $17,342,672          $17,065,466
                                        ===========       ===========         ===========          ===========
Net Income
As previously reported                  $ 3,037,150       $ 3,588,407         $ 3,554,513          $ 3,759,785
NAPTech                                     108,293            --                  --                   --
                                        -----------       -----------         -----------          -----------
As restated                             $ 3,145,443       $ 3,588,407         $ 3,554,513          $ 3,759,785
                                        ===========       ===========         ===========          ===========
Net Income per Share
As previously reported                  $       .31       $       .31         $       .29          $       .30
NAPTech                                        (.01)           --                 --                     --
                                        -----------       -----------         -----------          -----------
As restated                             $       .30       $       .31         $       .29          $       .30
                                        ===========       ===========         ===========          ===========

        The unaudited quarterly financial data above have been restated from the Company's previously filed Forms 10-K and 10-Q to reflect the acquisition of NAPTech in the second quarter of fiscal 1997, which was accounted for using the pooling-of -interests method.

ITEM 9.  Changes in and Disagreements on Accounting and Financial Disclosures.

        There have been no changes in accountants and no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and its independent certified public accountants during the period beginning September 1, 1994 and ending on the date hereof.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding directors and executive officers of the Company is to be included in the Company's definitive proxy statement prepared in connection with the 1998 Annual Meeting of the Shareholders to be held in January 1998 and is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information regarding executive compensation is to be included in the Company's definitive proxy statement prepared in connection with the 1998 Annual Meeting of Shareholders to be held in January 1998 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is to be included in the Company's definitive proxy statement prepared in connection with the 1998 Annual Meeting of Shareholders to be held in January 1998 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is to be included in the Company's definitive proxy statement prepared in connection with the 1998 Annual Meeting of Shareholders to be held in January 1998 and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements.

          See Item 8 of Part II of this report.

     2.   Financial Statement Schedules.

     3.   Exhibits.

          *3.1 Restatement of the Articles of Incorporation of the Company dated December 10, 1993.
          *3.2  Amended and  Restated  By-Laws of the Company  dated December 9,
                1993.
         **4.1  Specimen  Common  Stock  Certificate.
       ***10.1 Second Amended Loan and Security Agreement dated as of March 29, 1996 among the Company, the Borrowing Subsidiaries listed on Exhibit 1.1 thereto, Mercantile Business Credit, Inc., City National Bank of Baton Rouge, Hibernia National Bank and Union Planters Bank of Louisiana.

        **10.2  Settlement Agreement dated January 20, 1993, by and among B. F.
                Shaw, Inc., National Fabricators, Inc., Lone Star Fabricators,
                Inc. and the United Association of Journeymen and Apprentices of
                the Plumbing Pipefitting Industry of the United States and
                Canada, AFL-CIO.
      ****10.3  1993 Employee Stock Option Plan, as amended and restated
        **10.4  Employment Agreement by and between the Company and James M.
                Bernhard, Jr.
        **10.5  Joint Venture Agreement of Shaw-Nass Middle East, W.L.L. dated
                November 18, 1993, by and among Shaw Overseas (Cayman), Ltd.,
                Abdulla Ahmed Nass and the Company.
         *10.6  Personal Service and Employment Agreement entered into as of
                April 29, 1994 among Fronek Engineering & Consulting, Inc.,
                Shaw-Fronek Fabrication, Inc. and Frank Fronek.
         +10.7  Stock Purchase Agreement, dated as of March 1, 1996, between
                R. Dale Brown, Sr. and Mildred Gayle O'Pry Brown and The Shaw
                Group Inc.
         +10.8  Asset Purchase Agreement, dated as of March 1, 1996, between
                Ronald D. Brown,  Jr.,  Susan Nance Brown and  Speedline,  a
                Louisiana partnership, and The Shaw Group Inc.
         +10.9  Employment Agreement, dated as of April 5, 1996, between Alloy
                Piping Products, Inc. and Ronald D. Brown, Jr.
        +10.10  Consulting and Non-Competition Agreement, dated as of April 5,
                1996, between The Shaw Group Inc. and Ronald D. Brown, Jr.
       ++10.11  Asset Purchase and Sale Agreement between The Shaw Group Inc.
                and Word Industries Fabricators, Inc. and Word Industries Pipe
                Fabricating, Inc., Word Industries, Inc. and T. N. Word, dated as of January 15, 1996.
       ++10.12  Real Property Purchase and Sale Agreement and Plan of
                Reorganization between Word Industries Fabricators, Inc. and
                T. S. & M. Corporation dated as of January 15, 1996.
       ++10.13  Agreement dated as of January 15, 1996 between Word Industries
                Fabricators, Inc. and T. N. Word.
      +++10.14  Plan and Agreement of Merger, dated as of August 5, 1996, among the shareholders of NAPTech, Inc. (NAPTech"), NAPTech, The Shaw
                Group Inc. and SAON, Inc., as amended by the First mendment to
                Plan and Agreement of Merger dated as of January 27, 1997.
      +++10.15  Purchase and Sale Agreement, dated as of January 27, 1997, among the members of Freeport Properties, L.C(Freeport"), Freeport,
                The Shaw Group Inc. and SAON Properties, Inc.
     ++++10.16  1996 Non-Employee Director Stock Option Plan.
     ****21.1   Subsidiaries of the Company.
     -------------
       * Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1994, as amended.
       **      Incorporated  by  reference  from  the  Company's  Registration
                 Statement on Form S-1 filed October 22, 1993, as amended (Registration Number 33-70722).
       ***     Incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 31, 1996.
       ****    Filed herewith.
       +       Incorporated by reference from the Company's Current Report on
                  Form 8-K dated April 17, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on June 19, 1996.
       ++      Incorporated by reference from the Company's  Current Report on
                 Form 8-K dated January 30, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A-1 filed on March 29, 1996.
       +++     Incorporated by reference from the Company's  Current Report on
                 Form 8-K dated February 11, 1997, as amended by Amendment No.1 to Current Report on Form 8-K/A-1 dated April 9, 1997.)
       ++++    Incorported  by  reference  from  the  Company's   Registration
                 Statement on Form S-8 filed on September 24, 1997 (Registration Number 333-36315).

(b)     Reports on Form 8-K

     During the fourth quarter of fiscal 1997, the Company filed a Current Report on Form 8-K dated June 17, 1997 (the "Form 8-K"), to file with the Securities and Exchange Commission certain financial statements and other related information that reflects the acquisition by the Company of NAPTech on January 27, 1997, as a pooling-of-interests. Such financial statements and other information, attached to the Form 8-K as Attachment A, are restated "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and restated "Item 8. Financial Statements and Supplementary Data" from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE SHAW GROUP INC.


                                           /s/ J. M. BERNHARD, JR.
                                           -----------------------
                                           By: J. M. Bernhard, Jr.
                                           President and Chief Executive Officer
                                           Date: December 1, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                      Date
          ---------                    -----                      ----

/s/ J. M. BERNHARD, JR.           Chairman of the Board,        December 1, 1997
-----------------------              President and Chief
(J. M. Bernhard, Jr.)                Executive Officer


/s/ EDWARD L. PAGANO              Chief Financial Officer and   December 1, 1997
------------------------             Chief Accounting Officer
(Edward L. Pagano)

/s/ GEORGE R. SHEPHERD            Director                      December 1, 1997
-----------------------
(George R. Shepherd)

/s/ FRANK FRONEK                  Director                      December 1, 1997
-----------------------------
(Frank Fronek)

/s/ ALBERT MCALISTER              Director                      December 1, 1997
------------------------
(Albert McAlister)

/s/ L. LANE GRIGSBY               Director                      December 1, 1997
-----------------------------
(L. Lane Grigsby)

/s/ DAVID W. HOYLE                Director                      December 1, 1997
----------------------------
(David W. Hoyle)

/s/ JOHN W. SINDERS, JR           Director                      December 1, 1997
--------------------------
(John W. Sinders, Jr.)