Form 10-Q
period 1997-11-30
SHAW GROUP INC
filed 1998-01-14
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                     November 30, 1997

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

                  Common stock, no par value, 12,488,393 shares outstanding as of January 6, 1998.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

       Consolidated Balance Sheets - August 31, 1997
         and November 30, 1997                                            3 - 4

       Consolidated Statements of Income - For the Three
         Months Ended November 30, 1996 and 1997                            5

       Consolidated Statements of Cash Flows - For the Three Months
         Ended November 30, 1996 and 1997                                 6 - 7

       Notes to Consolidated Financial Statements                        8 - 12

    Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   13 - 17

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders         18

    Item 6. - Exhibits and Reports on Form 8-K                            18

Signature Page                                                            19

Exhibit Index



                                                      PART I - FINANCIAL INFORMATION

                                                      ITEM 1. - FINANCIAL STATEMENTS

                                                   THE SHAW GROUP INC. AND SUBSIDIARIES
                                                        CONSOLIDATED BALANCE SHEETS

                                                                    ASSETS
                                                                               (UNAUDITED)              (UNAUDITED)
                                                                               August 31,              November 30,
                                                                                   1997                     1997
                                                                                   ----                     ----

Current assets:
    Cash and cash equivalents                                                $    4,357,494            $  8,358,303
    Accounts receivable, net                                                     85,979,939             126,971,125
    Receivables from unconsolidated entities                                      1,453,098                 681,355
    Inventories                                                                  76,304,426              86,448,991
    Prepaid expenses                                                              2,351,897               3,869,000
    Deferred income taxes                                                         2,855,038               2,930,751
                                                                                  ---------               ---------
       Total current assets                                                     173,301,892             229,259,525

Investment in unconsolidated entities                                             4,004,736               4,124,315

Property and equipment:
    Transportation equipment                                                      4,984,130               4,931,170
    Furniture and fixtures                                                        8,455,791               8,816,993
    Machinery and equipment                                                      48,039,977              52,313,862
    Buildings and improvements                                                   22,792,452              28,595,772
    Assets acquired under capital leases                                            317,512                 317,512
    Land                                                                          3,973,118               4,128,118
                                                                                  ---------               ---------
                                                                                 88,562,980              99,103,427
    Less:  Accumulated depreciation (including
    amortization of assets acquired under capital leases)                       (18,235,529)            (20,397,214)
                                                                                -----------             -----------
                                                                                 70,327,451              78,706,213

Other assets, net                                                                14,825,212              19,119,651
                                                                                 ----------              ----------
                                                                               $262,459,291            $331,209,704
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




                                                   THE SHAW GROUP INC. AND SUBSIDIARIES
                                                        CONSOLIDATED BALANCE SHEETS

                                                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               (UNAUDITED)             (UNAUDITED)
                                                                               August 31,             November 30,
                                                                                  1997                      1997
                                                                                  ----                      ----

Current liabilities:
    Outstanding checks in excess of bank balance                             $      691,111            $ 4,729,787
    Accounts payable                                                             31,154,748             34,808,025
    Accrued liabilities                                                           8,544,778             20,445,662
    Current maturities of long-term debt                                          6,366,407              7,292,391
    Revolving line of credit                                                     29,146,150             64,582,951
    Current portion of obligations under capital leases                              26,448                 23,797
    Deferred revenue - prebilled                                                  3,582,054              4,457,146
    Advance billings                                                                833,817             10,472,388
                                                                                    -------             ----------
          Total current liabilities                                              80,345,513            146,812,147

Long-term debt, less current
    maturities                                                                   38,933,370             36,432,278

Obligations under capital leases,
    less current portion                                                            105,681                 54,769

Deferred income taxes                                                             5,260,056              5,388,979

Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                                                 ---                   ---
    Common stock, no par value,
      50,000,000 shares authorized;
      19,151,309 shares issued;
      12,488,393 shares outstanding                                              104,869,788           104,869,788
    Retained earnings                                                             39,772,718            44,479,578
    Treasury stock, 6,662,916 shares                                              (6,827,835)           (6,827,835)
                    ---------                                                     ----------            ----------
          Total shareholders' equity                                             137,814,671           142,521,531
                                                                                 -----------           -----------
                                                                                $262,459,291          $331,209,704
                                                                                ============          ============


        The accompanying notes are an integral part of these statements.




                                                THE SHAW GROUP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME


                                                                                      (UNAUDITED)
                                                                                 Three Months Ended
                                                                                      November 30,
                                                                               1996               1997
                                                                               ----               ----

Income:
    Sales                                                                   $ 75,719,002       $ 99,742,387
    Cost of sales                                                             61,148,668         81,462,380
                                                                              ----------         ----------
Gross profit                                                                  14,570,334         18,280,007

General and administrative expenses                                            8,269,016         10,681,089
                                                                               ---------         ----------

       Operating income                                                        6,301,318          7,598,918

Interest expense                                                              (1,840,626)       ( 1,633,907)
Other income, net                                                                 34,106            102,228
                                                                               ----------        ----------
                                                                              (1,806,520)        (1,531,679)
                                                                              ----------         ----------

Income before income taxes                                                     4,494,798          6,067,239

Provision for income taxes                                                     1,499,373          1,482,402
                                                                               ---------          ---------
Income before earnings from
    unconsolidated entities                                                    2,995,425           4,584,837

Earnings from unconsolidated entities                                            150,018             119,580
                                                                                 -------             -------

       Net income                                                            $ 3,145,443         $ 4,704,417
                                                                             ===========         ===========

Earnings per common share                                                    $       .30         $       .38
                                                                             ===========         ===========




       The accompanying notes are an integral part of these statements.




                                              THE SHAW GROUP INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           (UNAUDITED)
                                                                                                      Three Months Ended
                                                                                                         November 30,
                                                                                                1996                  1997
                                                                                                ----                  ----
Cash flows from operating activities:




    Net income                                                                                $3,145,443        $ 4,704,417
    Net loss not included in reporting period - Note 4                                          (131,612)             --
    Adjustments to reconcile net income
       to net cash provided by (used in) operating
       activities:
       Depreciation and amortization                                                           1,700,658          2,036,081
       (Earnings) from unconsolidated entities                                                  (150,018)          (119,580)
       Provision for deferred income taxes                                                        54,000              --

    Changes in assets and liabilities, net of effect of acquisitions:
       (Increase) decrease in receivables                                                     (3,092,565)       (12,908,641)
       (Increase) decrease in inventories                                                     (5,699,418)       ( 2,183,789)
       (Increase) decrease in prepaid expenses                                                  (215,060)       (   637,659)
       (Increase) decrease in other assets                                                        42,595        ( 2,177,360)
       Increase (decrease) in accounts payable                                                 3,824,007        ( 5,658,417)
       Increase (decrease) in deferred revenue - prebilled                                        78,250            875,092
       Increase (decrease) in advanced billings                                               (2,773,325)         4,805,571
       Increase (decrease) in accrued liabilities                                                454,542          2,934,978
                                                                                                 -------          ---------
Net cash provided by (used in) operating
           activities                                                                         (2,762,503)       ( 8,329,307)
                                                                                              ----------        - ---------


Cash flows from investing activities:
    Investment in unconsolidated entities                                                     (1,643,848)             --
    Investment in subsidiaries, net of cash received                                          (2,493,763)       (18,822,041)
    Purchase of property and equipment                                                        (4,448,823)       ( 2,844,765)
                                                                                              ----------        - ---------

Net cash used in investing activities                                                         (8,586,434)       (21,666,806)
                                                                                              ----------        -----------



                                   (Continued)

        The accompanying notes are an integral part of these statements.






                                                                                                  (UNAUDITED)
                                                                                              Three Months Ended
                                                                                                   November 30,
                                                                                          1996                    1997
                                                                                          ----                    ----


Cash flows from financing activities:
    Net increase (decrease)  in outstanding checks
      in excess of bank balance                                                        ( 1,152,003)             2,335,676
    Net proceeds on revolving credit agreement                                          12,757,165             35,332,801
    Proceeds from issuance of debt                                                       2,105,000                 --
Repayment of debt and leases                                                           ( 1,418,165)            (3,671,555)
    Distribution to members of Freeport Properties, L.C.                                   (56,800)                --
    Issue common stock                                                                       8,440                 --
                                                                                       -----------             ----------
Net cash provided by financing activities                                               12,243,637             33,996,922
                                                                                        ----------             ----------

Net increase in cash and cash equivalents                                                  894,700              4,000,809

Cash and cash equivalents - beginning of period                                          2,967,342              4,357,494
                                                                                         ---------              ---------

Cash and cash equivalents - end of period                                              $ 3,862,042            $ 8,358,303
                                                                                       ===========            ===========
Supplemental disclosures:
    Cash payments for:
         Interest                                                                      $ 1,679,307            $ 1,651,410
                                                                                       ===========            ===========

        Income taxes                                                                   $   899,984            $   738,257
                                                                                       ===========            ===========

    Noncash investing and financing activities:
       Investment in subsidiary acquired
           through issuance of debt                                                    $    --                $ 1,078,440
                                                                                       ===========            ===========

       Other current assets acquired through
           issuance of debt                                                            $    --                $   879,444
                                                                                       ===========            ===========

       Property and equipment acquired through
           issuance of debt                                                            $    --                $    85,000
                                                                                       ===========            ===========

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

          The financial information for the three months ended November 30, 1996 and 1997 and as of August 31, 1997 and November 30, 1997 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1998.

Note 2 - Inventories -

          The major components of inventory consist of the following:

                                      (UNAUDITED)             (UNAUDITED)
                                       August 31,            November 30,
                                           1997                   1997
                                           ----                   ----

               Finished goods           $29,027,556          $ 33,368,095
               Raw materials             35,256,732            37,098,833
               Work in process           12,020,138            15,982,063
                                         ----------            ----------

                                        $76,304,426          $ 86,448,991
                                        ===========          ============

    Note 3 - Earnings Per Common Share -

               Earnings per common share is calculated based on the weighted average number of shares outstanding, including dilutive common stock equivalents when material, during the periods. The weighted average number of shares outstanding for the quarters ended November 30, 1996 and 1997 were 10,321,874 and 12,488,393, respectively.

Note 4 - Acquisitions -

                 Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated (Pipe Shields), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was approximately $2.1 million, which is included in other assets and is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of the acquisition. The pro-forma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1996, is not material to the operations of the Company.

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

           Because the fiscal periods of the Company and NAPTech were not the same, NAPTech financial statements for the 1996 fiscal year were recast from the twelve months ended March 31, 1996 to the twelve months ended June 30, 1996. The 1997 fiscal year of NAPTech is the same as the Company's. As a result, the following July and August, 1996 sales and losses of NAPTech have been excluded from the statement of income for the fiscal year ended August 31, 1997:

       Sales                    $   5,194,000
                                =============
       Net losses               $     132,000
                                =============

              The following is a reconciliation of the amounts of sales and net income previously reported (in the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996) to the restated financial information for all prior periods presented herein:

                                        Sales                 Net Income
                                        -----                 ----------

         As previously reported       $67,603,615             $3,037,150
         NAPTech                        8,115,387                108,293
                                      -----------             ----------
         As restated                  $75,719,002             $3,145,443
                                      ===========             ==========


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

       On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1.3 million in cash (including acquisition costs), 62,500 shares of the Company's Common Stock valued at $1.3 million, options to purchase 25,000 shares of the Company's Common Stock at $20.25 per share, as well as the assumption of approximately $340,000 of debt. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was $1,290,000, which is included in other assets and is being amortized on a straight-line basis over 20 years. The operating results related to the acquired MERIT assets have been included in the consolidated statements of income from the date of the acquisition. The pro-forma effect of the acquisition of the MERIT assets, had it occurred on September 1, 1996, is not material to the operations of the Company.

     On October 8, 1997, the Company purchased the capital stock of Pipework Engineering and Developments Limited (PED), a pipe fabrication company in Wolverhampton, United Kingdom, for $538,606 in cash, net of cash received, and notes payable to former stockholders of $1,078,440. Acquisition costs of $40,176 were incurred by the Company. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired was approximately $1.4 million, which is included in other assets and is being amortized over 20 years using the straight-line method. The operating results of PED have been included in the consolidated statements of income of the Company from the date of acquisition. The pro-forma effect of the acquisition of PED, had it occurred on September 1, 1996, is not material to the operations of the Company.

       On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries PLC ("Prospect") of Derby, United Kingdom, for $16,070,259. Acquisition costs of approximately $2,173,000 were incurred by the Company. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. ("Connex"), a piping systems fabrication business located in Troutville, Virginia; CBP Engineering Corp. ("CBP"), an abrasion and corrosion resistant pipe systems specialist based in Pennsylvania; Aiton Australia Pty Limited ("Aiton Australia"), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited ("PEL"), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited ("Inflo"), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that holds the entire ownership interest in Connex and CBP, Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans. The purchase method was used to account for the acquisition. The estimated fair value of the assets and liabilities assumed as of November 14, 1997 are as follows:


               Accounts Receivable                                $26,454,000
               Inventories                                          7,956,000
               Property and Equipment                               7,279,000
               Other Assets                                           867,000
               Outstanding checks in excess of bank balance        (1,703,000)
               Accounts Payable & Accrued Liabilities             (17,673,000)
               Revolving Line of Credit                              (104,000)
               Advance Billings                                    (4,833,000)
                                                                   ----------
                                                                  $18,243,000
                                                                  ===========

       The operating results of Prospect have been included in the consolidated statements of income from the date of the acquisition.

     In connection with the Prospect  acquisition,  the Company incurred certain
contingent   liabilities.   See  Note  6  to  Notes  to  Consolidated  Financial
Statements.

       The following summarized unaudited income statement data reflects the impact the above acquisitions accounted for as a purchase would have had on the Company's results of operations if the UCI and Prospect acquisitions had taken place on September 1, 1996:

                                              Unaudited Pro-forma Results
                                        for the Three-Months Ended November 30,
                                        ---------------------------------------
                                           1996                    1997
                                           ----                    ----
         Gross revenue                    $120,816,000          $137,837,000
                                          ============          ============
         Net income                       $  2,709,000          $  4,229,000
                                          ============          ============
         Earnings per common share        $        .26          $        .34
                                          ============          ============

Note 5 - Investment in Unconsolidated Entities -

         During the three months ended November 30, 1997, the Company recognized earnings of $119,580 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). In addition, as of August 31, 1997 and November 30, 1997, the Company had outstanding receivables from Shaw-Nass totaling $1,453,098 and $681,355 respectively. These receivables relate primarily to inventory and equipment sold to the entity.

Note 6 - Commitments and Contingencies-

         For the year ended August 31, 1997, 22% of the Company's labor force was covered by collective bargaining agreements, all of which will expire during the Company's fiscal year ended August 31, 1998. The Company does not expect that the renewal of the agreements will have an adverse impact on the Company's results of operations or financial position.

     In connection with the Prospect Sale Agreement (see Note 4 to Notes to Consolidated Financial Statements), the Company entered into several indemnification agreements in favor of Prospect and PEL and Prospect's main lender ("Lender"). The first agreement requires the Company to indemnify Lender for any losses that Lender may incur in connection with certain letters of credit, bonds and guarantees previously issued by Lender relating to projects entered into by PEL, Connex, CBP, Aiton Australia and other subsidiaries of Prospect. The Company has determined that its maximum exposure for indemnity under the agreement with Lender is approximately $9.9 million at November 14, 1997. However, the Company believes that its actual exposure is much less, particularly since many of the projects for which Lender has issued the letters of credit, bonds and guarantees, are projects that the Company procured in connection with the acquisition.

     Additionally, the Company has agreed to indemnify each of Prospect, PEL and Lender with respect to certain preferential creditors of Prospect and PEL. Immediately after the closing of the acquisition by the Company of Prospect, Lender had an administrative receiver appointed for Prospect, PEL and the subsidiaries not acquired by the Company. The Company is obligated to indemnify Prospect and PEL for preferential debts of PEL and Prospect in connection with the receivership proceedings. Further, the Company has agreed to indemnify Lender for any loss Lender may suffer as a result of the Company's failure to perform its indemnity obligations under the Company's agreement with Prospect and PEL concerning preferential creditors. The Company understands that the aggregate preferential debts of Prospect and PEL as of November 14, 1997 was $4,605,000.

         On August 11, 1997, the Company announced that Shaw Power Services, Inc., its wholly-owned subsidiary, and China Baoyuan Industry and Trade Company, a wholly-owned subsidiary of China National Nuclear Corporation, have signed a letter of intent to establish joint-venture ownership of a piping systems fabrication facility located in Dalian, Peoples Republic of China (P.R.C.). Under the terms of the letter of intent, which is expected to be consummated in April, 1998, the Company's ownership and income participation in the joint-venture is contemplated to be at least 60%. The formation of the joint-venture is subject to, among other things, the negotiation and execution of a definitive agreement and regulatory approvals by the P.R.C. It is anticipated that the Company will invest approximately $7 million of cash and equipment, as well as its technology in the joint venture. It is the intention of the Company for the joint-venture facility to be operational by the end of fiscal 1998.

         On October 15, 1997, the Company entered into a letter of intent with Vekamaf Holding B.V. of Rotterdam, Holland, whereby the Company will acquire all of the outstanding capital stock of Cojafex B.V., a Vekamaf subsidiary. Cojafex owns the technology for the design and manufacture of certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Under the terms of this letter of intent, Shaw will pay an aggregate of $9.5 million, $5 million of which will be paid at the closing of the transaction and the remainder of which will be paid over six years. The closing of the transaction is contingent upon the favorable outcome of a due diligence review and the negotiation and execution of definitive agreements, among other things, and is expected to take place in January of 1998.

         In connection with a contract with a certain customer, the Company is committed to open a fabrication facility in Texas. The Company expects to spend approximately $1.8 million to open this facility. As of November 30, 1997, the Company has spent about $.7 million on the project.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

        The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at November 30, 1997, and the results of its operations for the three-month period then ended, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        On January 27, 1997, the Company completed the acquisition on NAPTech, Inc. (NAPTech), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech had leased from a related entity. The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech. See Note 4 to Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources:

        Net cash used in operations was $8.3 million for the three months ended November 30, 1997, compared to $2.8 million for the same period of the previous fiscal year. For the three months ended November 30, 1997, net cash was favorably impacted by net income of $4.7 million and increased advanced billings from customers of $4.8 million. Offsetting these positive factors were increases in receivables of $12.9 million and reductions in accounts payable of $5.7 million. The increase in accounts receivable resulted primarily from a higher level of sales and minor collections delays. The $12.9 million represents a 15% increase over the August 31, 1997 receivable balance, whereas sales for the quarter ended November 30, 1997 increased 13% over sales for the quarter ended August 31, 1997.

        Net cash used in investing activities was $21.7 million for the three months ended November 30, 1997, compared to $8.6 million for the same period of the last fiscal year. During the three months ended November 30, 1997 the Company purchased two subsidiaries, PED and Prospect, primarily for cash amounting to approximately $18.8 million. See Note 4 to Notes to Consolidated Financial Statements. The Company also purchased approximately $2.8 million of property and equipment, consisting of $.7 million for the new facility in Texas (See Note 6 to Notes to Consolidated Financial Statements), $.5 million of cranes for the UCI subsidiary and other purchases of $1.6 million.

        Net cash provided by financing activities was $34.0 million for the three-month period ended November 30, 1997, compared to $12.2 million provided for the three months ended November 30, 1996. For the three months ended November 30, 1997, $35.3 million of cash was provided from the Company's revolving line of credit agreement with its commercial lenders. The revolving line of credit facility has been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Cash was also provided by a $2.3 million increase in outstanding checks in excess of bank balances, while funds of $3.7 million were used to pay down outstanding debt.

Material Changes in Financial Condition:

        The Company's current assets increased $56.0 million from $173.3 million as of August 31, 1997 to $229.3 million as of November 30, 1997, primarily as a result of a $40.2 million increase in accounts receivable and a $10.1 million increase in inventories. Both of these increases were primarily attributable to the acquisition of Prospect on November 14, 1997 (See Note 4 to Notes to Consolidated Financial Statements). As of November 30, 1997, receivables and inventory included in the Consolidated Financial Statements of the Company attributable to Prospect were $26.7 million and $10.0 million, respectively. The additional increase in receivables is primarily attributable to a higher sales level for the quarter ended November 30, 1997 as compared to the sales for the quarter ended August 31, 1997.

     Property and equipment increased $10.5 million from the $88.6 million at August 31, 1997 to $99.1 million at November 30, 1997. This increase resulted primarily from $7.5 million of assets acquired in the Prospect and PED acquisitions (see Note 4 to Notes to Consolidated Financial Statements), $.7 million of expenditures on the new facility in Texas (see Note 6 to Notes to Consolidated Financial Statements) and cranes of $.5 million purchased for the UCI subsidiary.

        The Company's current liabilities increased $66.5 million from $80.3 million at August 31, 1997 to $146.8 million at November 30, 1997. The major increases were in the Company's revolving line of credit ($35.4 million), accrued liabilities ($11.9 million) and advanced billings ($9.6 million). The revolving line of credit has been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. The majority of the increase in accrued liabilities relates to approximately $9.0 million of liabilities assumed in the Prospect acquisition. Approximately $4.8 million of the $9.6 million increase in advanced billings also relates to liabilities assumed in the Prospect acquisition. The remaining $4.8 million increase in advanced billings relates to contractual billing provisions in current contracts. For a discussion of the Prospect acquisition, see Note 4 to Notes to Consolidated Financial Statements.

Results of Operations

        The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:
                                                                 (Unaudited)
                                                             Three-Months Ended
                                                                November 30,
                                                        1996              1997
                                                        ----              ----

         Sales                                         100.0%             100.0%
         Cost of sales                                  80.8               81.7
                                                        ----               ----
         Gross profit                                   19.2               18.3

         General and administrative expenses            10.9               10.7
                                                        ----               ----

         Operating income                                8.3                7.6

         Interest expense                               (2.4)              (1.6)
         Other income, net                               --                  .1
                                                        ----               ----
                                                        (2.4)              (1.5)
                                                        ----               ----

         Income before income taxes                      5.9                6.1
         Provision for income taxes                      1.9                1.5
                                                        ----               ----
         Income before earnings from
           unconsolidated entities                       4.0                4.6

         Earnings from unconsolidated
           entities                                       .2                 .1
                                                         ----              ----

         Net income                                      4.2%               4.7%
                                                         ===                ===

         Sales increased 31.7% to $99.7 million for the three months ended November 30, 1997 as compared to $75.7 million for the same period in the prior year. Approximately $17 million of the increase relates to sales of subsidiaries acquired subsequent to November 30, 1996. The remaining increase relates primarily to an increase in international sales and the expansion of the Company's domestic construction operations, partially offset by reductions in other domestic projects.

         The Company's sales by geographic region for the periods indicated were as follows:

                                        Three-Months Ended November 30,
                                          1996                       1997
                                          ----                       ----
       Geographic Region       (in millions)     %       (in millions)      %
       -----------------       -------------     -       -------------      -
       U.S.A.                      $49.0        65%         $58.6          59%
       Far East/Pacific Rim         17.9        24           21.5          21
       Middle East                   4.8         6            7.6           8
       Latin America                 1.7         2            5.7           6
       Europe                        1.1         1            5.3           5
       Other                         1.2         2            1.0           1
                                     ---         -            ---           -
                                   $75.7       100%         $99.7         100%
                                   =====       ===          =====         ===

The Company's sales by industry sector for the periods indicated were as follows:

                                         Three-Months Ended November 30,
                                         1996                         1997
                                         ----                         ----
        Industry Sector         (in millions)    %        (in millions)      %
        ---------------         -------------    -        -------------      -
        Electric Power              $28.5       42%          $34.6         35%
        Chemical                     22.3       33            29.4         30
        Refining                     11.6       17            13.4         13
        Petrochemical                  *        --             9.0          9
        Oil and Gas                    *        --             5.3          5
        Other                         5.2        8             8.0          8
                                      ---        -             ---          -
                                     67.6      100%          $99.7        100%
                                               ===           =====        ===
        Pooled Sales of NAPTech       8.1*
                                      ---
                                    $75.7
                                    =====

         * Sales by 1997 industry sector are not available.

         The gross profit percentage for the three-month period ended November 30, 1997 decreased to 18.3% from 19.2% for the same period the prior year. Major factors contributing to this decrease were the higher volume in construction work, which normally produces a lower gross profit margin, and the reduced demand for the Company's manufactured stainless goods.

     General and administrative expenses increased from $8.3 million for the quarter ended November 30, 1996 to $10.7 million for the quarter ended November 30, 1997. Approximately $2.0 million of this increase relates to the integration of UCI, PED and Prospect into the Company's business; the remainder relates to variable costs associated with increased sales. As a percentage of sales, however, general and administrative expenses decreased from 10.9% of sales for the three months ended November 30, 1996 to 10.7% for the three months ended November 30, 1997.

         Interest expense for the quarter ended November 30, 1997 was $1.6 million, compared to $1.8 million for the same period last year. Interest expense decreased $.2 million due to reduced borrowings. Average borrowings for the quarter ended November 30, 1997 were $88 million, compared to $98 million for the same quarter the previous year.

         The Company's effective tax rates for the quarter ended November 30, 1996 and 1997 were 33.6% and 24.4%, respectively. The lower tax rate for the quarter ended November 30, 1997 relates to the mix of foreign versus domestic work.

         Total backlog increased to $271 million at November 30, 1997 compared to $161 million reported at the end of the first quarter of fiscal 1997 and $253 million reported at August 31, 1997. The increase in backlog for the period reflects $42 million in projects assigned to the Company with the acquisition of Prospect, which was purchased by the Company in November 1997. See Note 4 to Notes to Consolidated Financial Statements. The Company also recorded strong project bookings for its construction group during the first quarter of fiscal 1998.

Financial Accounting Standards Board Statements
-----------------------------------------------

         In February, 1997, Statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128") was issued which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Under SFAS 128, basic eps and diluted eps for the periods ended November 30, 1996 and 1997 were not materially different from the eps reported by the Company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

                           PART II - OTHER INFORMATION


         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  During the fiscal quarter ended November 30, 1997, there were no matters submitted to a vote of security holders by the Company.


         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  Exhibit Number                      Description
                  --------------                      -----------

                      2.1 Sale Agreement dated November 14, 1997, between Prospect Industries, plc, Prospect Engineering Limited, Dunn International Limited and The Shaw Group Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated December 1, 1997.)

                        11              Computation of Earnings Per Share

                        27              Financial Data Schedule

         B.       Forms 8-K

          On December 1, 1997, after the end of the first quarter of fiscal 1998, the Company filed a Current Report on Form 8-K dated December 1, 1997, reporting the details of the acquisition by the Company, on November 14, 1997, of all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries, plc of Derby, United Kingdom.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  THE SHAW GROUP INC.



Dated:   January 14, 1998                         /s/ Edward L. Pagano
                                                  --------------------
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



         Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 1997.



Exhibit Number                                 Description
--------------                                 -----------

         2.1 Sale Agreement dated November 14, 1997, between Prospect Industries, plc, Prospect Engineering Limited, Dunn International Limited and The Shaw Group Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated December 1, 1997.)

         11                   Computation of Earnings per Share

         27                   Financial Data Schedule

                                   EXHIBIT 11
                        Computation of Earnings Per Share


                                                    Three Months Ended
                                                       November 30,
                                               1996                 1997
                                               ----                 ----
PRIMARY (1):
Weighted average shares outstanding          9,957,268            12,488,393

Net effect of dilutive stock options
based on the Treasury Stock method
using average market price                     364,606                *
                                            ----------            ----------
                                            10,321,874            12,488,393
                                            ==========            ==========

Net income                                  $3,145,443           $ 4,704,417
                                            ==========           ===========

Per share amount                            $      .30           $       .38
                                            ==========           ===========



* Outstanding stock options did not materially affect earnings per share for the three months ended November 30, 1997.

(1) Fully diluted earnings per share amounts are not presented in this exhibit since they are not materially different from the primary earnings per share amounts.