Form 10-Q
period 1998-02-28
SHAW GROUP INC
filed 1998-04-21
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended              February 28, 1998
                                        ----------------------------------------

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

                  Common stock, no par value, 12,521,143 shares outstanding as of April 7, 1998.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

       Consolidated Balance Sheets - August 31, 1997
          and February 28, 1998                                         3 - 4

       Consolidated Statements of Income - For the Three
          Months and Six Months Ended February 28, 1997 and 1998        5

       Consolidated Statements of Cash Flows - For the Six Months
          Ended February 28, 1998                                       6 - 7

       Notes to Consolidated Financial Statements                       8 - 13

    Item 2. - Management's Discussion and Analysis of Financial        14 - 18
                  Condition and Results of Operations

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders      19

    Item 6. - Exhibits and Reports on Form 8-K                         19 - 20

Signature Page                                                         21

Exhibit Index


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                     ASSETS


                                                                               (UNAUDITED)              (UNAUDITED)
                                                                               August 31,              February 28,
                                                                                   1997                     1998
                                                                            -----------------        -----------

Current assets:
    Cash and cash equivalents                                                    $    4,358                $  3,987
    Accounts receivable, net                                                         85,980                 144,748
    Receivables from unconsolidated entity                                            1,453                   1,107
    Inventories                                                                      76,304                  91,226
    Prepaid expenses                                                                  2,352                   5,550
    Deferred income taxes                                                             2,855                   2,818
                                                                              --------------           ------------
       Total current assets                                                         173,302                 249,436

Investment in unconsolidated entity                                                   4,005                   4,129

Property and equipment:
    Transportation equipment                                                          4,984                   5,542
    Furniture and fixtures                                                            8,456                   9,648
    Machinery and equipment                                                          48,040                  58,899
    Buildings and improvements                                                       22,792                  28,962
    Assets acquired under capital leases                                                318                     215
    Land                                                                              3,973                   5,113
                                                                             --------------              ----------
                                                                                     88,563                 108,379
    Less:  Accumulated depreciation (including
    amortization of assets acquired under capital leases)                           (18,236)                (22,311)
                                                                                   ---------               ---------
                                                                                     70,327                  86,068

Goodwill, net of accumulated amortization of $493
    at August 31, 1997 and $953 at February 28, 1998                                 11,100                  23,644

Other assets, net                                                                     3,725                   4,639
                                                                                -----------              ----------
                                                                                   $262,459                $367,916
                                                                                   ========                ========


                                   (Continued)

        The accompanying notes are an integral part of these statements.



                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               (UNAUDITED)             (UNAUDITED)
                                                                               August 31,             February 28,
                                                                                  1997                      1998
                                                                            ----------------       -------------
Current liabilities:
    Outstanding checks in excess of bank balance                                 $      691               $ 10,126
    Accounts payable                                                                 31,155                 32,630
    Accrued liabilities                                                               8,545                 21,984
    Current maturities of long-term debt                                              6,366                  7,080
    Revolving lines of credit                                                        29,146                 85,292
    Current portion of obligations under capital leases                                  26                     24
    Deferred revenue - prebilled                                                      3,582                  2,616
    Advance billings                                                                    834                 16,845
                                                                                -----------             ----------
          Total current liabilities                                                  80,345                176,597

Long-term debt, less current
    maturities                                                                       38,933                 38,747

Obligations under capital leases,
    less current portion                                                                106                     34

Deferred income taxes                                                                 5,260                  5,182
Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                                                 ---                   ---
    Common stock, no par value,
      50,000,000 shares authorized;
      19,151,309 and 19,177,809 shares issued, respectively;
      12,488,393 and 12,514,893 shares outstanding, respectively                     104,870               105,195
    Retained earnings                                                                 39,773                49,815
    Cumulative translation adjustments                                               ---                      (571)
    Unearned restricted stock compensation                                           ---                      (255)
    Treasury stock, 6,662,916 shares                                                  (6,828)               (6,828)
                                                                                   ----------           -----------
          Total shareholders' equity                                                 137,815               147,356
                                                                                    --------            ----------
                                                                                    $262,459              $367,916
                                                                                    ========              ========

        The accompanying notes are an integral part of these statements.




                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)


                                                                   (UNAUDITED)                           (UNAUDITED)
                                                               Three-Months Ended                     Six-Months Ended
                                                                  February 28,                          February 28,
                                                               1997              1998              1997               1998
                                                              -------            ----          -------------    ----------

Income:
    Sales                                                   $  85,516          $ 137,457           $ 161,235          $ 237,199
    Cost of sales                                              70,378            114,225             131,527            195,687
                                                           ----------          ---------           ---------            -------
Gross profit                                                   15,138             23,232              29,708             41,512

General and administrative expenses                             9,213             13,103             17,482              23,784
                                                          -----------          ----------         ---------          ----------

       Operating income                                         5,925             10,129             12,226             17,728

Interest expense                                              (1,779)             (2,309)            (3,619)           ( 3,943)
Other income, net                                                114                 171                148                273
                                                          -----------        -----------     --------------           --------
                                                              (1,665)             (2,138)            (3,471)            (3,670)
                                                            ---------          ----------         ----------            -------

Income before income taxes                                      4,260               7,991             8,755             14,058

Provision for income taxes                                      1,342               2,657             2,841              4,140
                                                            ---------          ----------        ----------           --------
Income before earnings from
    unconsolidated entity                                       2,918               5,334             5,914              9,918

Earnings from unconsolidated entity                               670                   4               820                124
                                                          -----------        ------------       -----------         ----------

       Net income                                           $   3,588           $   5,338       $     6,734           $ 10,042
                                                            =========           =========       ===========           ========

Basic earnings per common share                           $       .31         $       .43     $         .62        $       .80
                                                          ===========         ===========     =============        ===========

Diluted earnings per common share                         $       .30         $       .42     $         .60        $       .79
                                                          ===========         ===========     ==============       ===========

Weighted average number of shares
   outstanding - Basic                                         11,668              12,508            10,808             12,506
                                                             ========            ========        ===========         =========

Weighted average number of shares
   outstanding - Diluted                                       11,971              12,749            11,144             12,746
                                                             ========            ========        ===========         =========

        The accompanying notes are an integral part of these statements.


                                              THE SHAW GROUP INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands)

                                                                                                           (UNAUDITED)
                                                                                                       Six Months Ended
                                                                                                        February 28,
                                                                                                  1997                  1998
                                                                                               ------------           ----------

Cash flows from operating activities:
    Net income                                                                                    $6,734              $ 10,042
    Net loss not included in reporting period (See
       Note 4 to Notes to Consolidated Financial
       Statements)                                                                                  (132)                ---
    Adjustments to reconcile net income
       to net cash provided by (used in) operating
       activities:
       Depreciation and amortization                                                               3,329                 4,385
       Provision for deferred income taxes                                                           163                 ---
       (Earnings) from unconsolidated entity                                                        (820)                 (124)
    Changes in assets and liabilities:
       (Increase) in receivables                                                                  (8,692)              (39,400)
       (Increase) in inventories                                                                  (6,010)              ( 3,421)
       (Increase) decrease in prepaid expenses                                                        28               ( 3,188)
       (Increase) in other assets                                                                   (418)                ( 657)
       (Decrease) in accounts payable                                                             (3,530)              ( 8,186)
       Increase (decrease) in deferred revenue - prebilled                                         1,565                  (966)
       Increase (decrease) in advance billings                                                    (2,288)               10,791
       Increase (decrease) in accrued liabilities                                                (2,640)                 3,129
                                                                                             ------------             -----------
Net cash (used in) operating activities                                                          (12,711)             ( 27,595)

Cash flows from investing activities:
    Investment in unconsolidated entity                                                           (1,644)                ---
    Investment in subsidiaries, net of cash received                                             (10,245)              (26,126)
    Purchase of property and equipment                                                           (10,825)              ( 5,610)
    Proceeds from notes receivable                                                                    87                  ---
                                                                                            -------------             -----------
Net cash used in investing activities                                                            (22,627)              (31,736)

                                   (Continued)

        The accompanying notes are an integral part of these statements.



                                                                                                   (UNAUDITED)
                                                                                               Six Months Ended
                                                                                                   February 28,
                                                                                          1997                1998
                                                                                    ----------------        ----------


Cash flows from financing activities:
    Net increase (decrease)  in outstanding checks
      in excess of bank balance                                                                (531)           7,904
    Net proceeds (repayment) on revolving credit agreement                                   (4,740)          56,178
    Proceeds from issuance of debt                                                            4,279              879
    Repayment of debt and leases                                                             (8,185)          (5,947)
    Distribution to members of
       Freeport Properties, L.C.                                                               (168)             ---
    Purchase of treasury stock                                                                 (661)             ---
    Issuance of common stock                                                                 46,996               70
                                                                                      --------------      ------------
Net cash provided by financing activities                                                    36,990           59,084

Effect of exchange rate changes on cash                                                       ---               (124)
                                                                                      ---------------      -----------

Net increase (decrease) in cash and cash equivalents                                          1,652             (371)
Cash and cash equivalents - beginning of period                                               2,967            4,358
                                                                                     --------------         ----------

Cash and cash equivalents - end of period                                             $        4,619        $  3,987
                                                                                      ==============        ==========

Supplemental disclosures:
    Cash payments for:
         Interest                                                                     $        3,601        $  3,998
                                                                                      ==============        ==========
        Income taxes                                                                  $        3,354        $  2,469
                                                                                      ==============        ==========

    Noncash investing and financing activities:
       Purchase of inventory and payment of liabilities
           through the cancellation of notes receivable                               $          538        $    ---
                                                                                      ==============        ===========

       Investment in subsidiaries acquired through
           issuance of debt                                                           $     ---             $   4,702
                                                                                      ==============        ===========

       Property and equipment acquired through
           issuance of debt                                                           $      ---            $      85
                                                                                      ==============        ===========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

          The financial information of The Shaw Group Inc. and its subsidiaries (collectively, the Company) for the three-month and six-month periods ended February 28, 1997 and 1998 and as of August 31, 1997 and February 28, 1998 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1998.

Note 2 - Inventories -

        The  major  components  of  inventory   consist  of  the  following  (in
thousands):

                                         (UNAUDITED)           (UNAUDITED)
                                          August 31,           February 28,
                                             1997                  1998
                                         -----------           -----------

               Finished goods              $29,027              $ 31,763
               Raw materials                35,257                35,868
               Work in process              12,020                23,595
                                           -------             ---------

                                           $76,304              $ 91,226
                                           =======              ========

    Note 3 - Earnings Per Common Share -

               Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented in the income statements. Diluted earnings per common share for the periods presented include the dilution impact of the Company's stock options. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for prior periods were restated to conform to the requirements of SFAS 128. The effect of this adoption on previously reported earnings per share
          (EPS) data was not material.

     Note 4 - Acquisitions -

                 Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields, Inc.(Pipe Shields), an industrial pipe insulation company located in Vacaville,

          California, for approximately $2.5 million in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired (goodwill) was approximately $2.0 million, which is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of the acquisition. The pro-forma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1996, is not material to the operations of the Company.

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

          Because the fiscal periods of the Company and NAPTech were not the same, NAPTech's financial statements for the 1996 fiscal year were recast from the twelve months ended March 31, 1996 to the twelve months ended June 30, 1996. The 1997 fiscal year of NAPTech is the same as the Company's. As a result, the following July and August, 1996 sales and losses of NAPTech have been excluded from the statement of income for the fiscal year ended August 31, 1997 (in thousands):

       Sales                             $   5,194
                                         =========
       Net losses                        $    (132)
                                         =========


          Effective February 1, 1997, the Company purchased all of the outstanding capital stock of United Crafts, Inc. (UCI), an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash of $7.6 million, net of cash received. Acquisition costs of approximately $192,000 were incurred by the Company. The purchase method was used to account for the acquisition. Goodwill was approximately $4.8 million and is being amortized on a straight-line basis over 20 years. The estimated fair value of the asssets and liabilities of UCI as of February 1, 1997 are as follows (in thousands):

               Accounts Receivable                                  $6,040
               Property and Equipment                                2,992
               Other Assets                                          4,832
               Accounts Payable & Accrued Liabilities               (3,502)
               Advance Billings                                     (1,277)
               Notes Payable                                        (1,101)
               Deferred Income Taxes                                  (146)
                                                                   --------
               Purchase Price (net of cash received of $354)       $ 7,838
                                                                   =======

       The operating results of UCI have been included in the consolidated statements of income from the effective date of the acquisition.

     On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1.3 million in cash (including acquisition costs), 62,500 shares of the Company's Common Stock valued at $1.3 million, options to purchase 25,000 shares of the Company's Common Stock at $20.25 per share, as well as the assumption of approximately $340,000 of debt. The purchase method was used to account for the acquisition. Goodwill which is being amortized on a straight-line basis over 20 years, was approximately $1.3 million. The operating results related to the acquired MERIT assets have been included in the consolidated statements of income from the date of the acquisition. The pro-forma effect of the acquisition of the MERIT assets, had it occurred on September 1, 1996, is not material to the operations of the Company.

     On October 8, 1997, the Company purchased the capital stock of Pipework Engineering and Developments Limited (PED), a pipe fabrication company in Wolverhampton, United Kingdom, for approximately $539,000 in cash, net of cash received, and notes payable to former stockholders of approximately $1,078,000. Acquisition costs of approximately $190,000 were incurred by the Company. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $1.7 million. The operating results of PED have been included in the consolidated statements of income of the Company from the date of acquisition. The pro-forma effect of the acquisition of PED, had it occurred on September 1, 1996, is not material to the operations of the Company.

       On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries PLC ("Prospect") of Derby, United Kingdom, for approximately $15.9 million in cash, net of cash received. Acquisition costs of approximately $2.2 million were incurred by the Company. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. ("Connex"), a piping systems fabrication business located in Troutville, Virginia; CBP Engineering Corp. ("CBP"),
     an abrasion and corrosion resistant pipe systems specialist based in Pennsylvania; Aiton Australia Pty Limited ("Aiton Australia"), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited ("PEL"), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited ("Inflo"), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex and CBP, all of the capital stock of Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $3.4 million. The estimated fair value of the assets acquired and liabilities assumed as of November 14, 1997 are as follows (in thousands):


               Accounts Receivable                                    $17,441
               Inventories                                             11,297
               Property and Equipment                                  10,915
               Other Assets                                             3,541
               Outstanding checks in excess of bank balance            (1,527)
               Accounts Payable & Accrued Liabilities                 (18,296)
               Revolving Line of Credit                                  (422)
               Advance Billings                                        (4,833)
                                                                       -------
               Purchase Price (net of cash received of $127)          $18,116
                                                                      ========

       The operating results of Prospect have been included in the consolidated statements of income from the date of the acquisition.

       In connection with the Prospect acquisition, the Company incurred certain
contingent   liabilities.   See  Note  6  to  Notes  to  Consolidated  Financial
Statements.

       On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. (Lancas), a construction company in Punto Fijo, Venezuela for $2.6 million in cash, net of cash received. The purchase method was used to account for this acquisition. The operating results of Lancas have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Lancas, had it occured in September 1, 1996, is not material to the operations of the Company.

     On January 19, 1998, the Company completed the acquisition of all of the outstanding capital stock of Cojafex, B.V. of Rotterdam, Holland (Cojafex) for $9.5 million, $4.5 million (net of cash received) of which was paid at closing. The balance of the purchase price will be paid through December 31, 2003. Acquisition costs of approximately $.1 million were incurred by the Company. Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and agricultural applications, and using such technology, Cojafex designs, engineers, manufactures, markets and sells such induction bending machines. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $8.6 million. The purchase method was used to account for this acquisition. The operating results of Cojafex have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Cojafex, had it occured on September 1, 1996, is not material to the operations of the Company.

     The following summarized unaudited income statement data reflects the impact the UCI and Prospect acquisitions would have had on the Company's results of operations if such acquisitions had taken place on September 1, 1996 (in thousands, except per share data):

                                           Unaudited Pro-forma Results
                                      for the Six-Months Ended February 28,
                                         1997                   1998
                                         ----                   ----
Gross revenue                        $    240,492            $ 268,734
                                     ============            =========
Net income                           $      4,572            $   9,523
                                     ============            =========
Basic earnings per common share      $        .42            $     .76
                                     ============            =========
Diluted earning per common share     $        .41            $     .75
                                     ============            =========

     Prospect, PED and Cojafex maintain their accounting records in their local currency (British Sterling and Dutch Guilder). The currencies are converted to U.S. Dollars with the effect of the foreign currency translation reflected as a component of shareholders' equity in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency transaction gains or losses are credited or charged to income. Transaction gains or losses were not material for the periods presented. Cumulative foreign currency translation adjustments were approximately $571,000 as of February 28, 1998.

Note 5 - Investment in Unconsolidated Entity -

         During the six months ended February 28, 1998, the Company recognized earnings of approximately $124,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). In addition, as of August 31, 1997 and February 28, 1998, the Company had outstanding receivables from Shaw-Nass totaling $1.5 million and $1.1 million, respectively. These receivables relate primarily to inventory and equipment sold to the entity.


Note 6 - Revolving Lines of Credit -

     During the second quarter of fiscal 1998, the U.S. revolving credit facility was increased by $7 million from $70 million to $77 million. The Company also established an additional $13 million unsecured revolving credit facility.

Note 7 - Commitments and Contingencies-

         For the year ended August 31, 1997, 22% of the Company's labor force was covered by collective bargaining agreements, all of which will expire during the Company's fiscal year ended August 31, 1998. The Company does not expect that the renewal of the agreements will have an adverse impact on the Company's results of operations or financial position.

         In connection with the Prospect Sales Agreement (see Note 4 to Notes to Consolidated Financial Statements), the Company entered into several indemnification agreements in favor of Prospect, PEL, and Prospect's main lender ("Lender"). The first agreement requires the Company to indemnify Lender for any losses that Lender may incur in connection with certain letters of credit, bonds and guarantees previously issued by Lender relating to projects entered into by PEL, Connex, CPB, Aiton Australia and other subsidiaries of Prospect. The Company has determined that its maximum exposure for indemnity under the agreement with Lender was approximately $9.9 million as of November 14, 1997. However, the Company believes that its actual exposure is much less, particularly since many of the projects for which Lender has issued the letters of credit, bonds and
guarantees,   are  projects  the  Company   procured  in  connection   with  the
acquisition.

         Additionally, the Company has agreed to indemnify each of Prospect, PEL and Lender with respect to certain preferential creditors of Prospect and PEL. Immediately after the closing of the acquisition by the Company of Prospect, Lender had an administrative receiver appointed for Prospect, PEL and the subsidiaries not acquired by the Company. The Company is obligated to indemnify Prospect and PEL for preferential debts of PEL and Prospect in connection with the receivership proceedings. Further, the Company has agreed to indemnify Lender for any loss Lender may suffer as a result of the Company's failure to perform its indemnity obligations under the Company's agreement with Prospect and PEL concerning preferential creditors. The Company understands that the aggregate preferential debts of Prospect and PEL as of November 14, 1997 was approximately $4,605,000.

         On August 11, 1997, the Company announced that Shaw Power Services, Inc., its wholly-owned subsidiary, and China Baoyuan Industry and Trade Company, a wholly-owned subsidiary of China National Nuclear Corporation, have signed a letter of intent to establish joint-venture ownership of a piping systems fabrication facility located in Dalian, Peoples Republic of China (P.R.C.). Under the terms of the letter of intent, which is expected to be consummated in the third or fouth quarter of fiscal year 1998, the Company's ownership and income participation in the joint-venture is contemplated to be at least 60%. The formation of the joint-venture is subject to, among other things, the negotiation and execution of a definitive agreement and regulatory approvals by the P.R.C. It is anticipated that the Company will invest approximately $7 million of cash and equipment, as well as its technology in the joint venture. It is the intention of the Company for the joint-venture facility to be operational by the end of fiscal 1998.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

        The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at February 28, 1998, and the results of its operations for the three-month and six-month periods then ended, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements in this quarterly report that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties (some of which are beyond the control of the Company), including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, the presence of competitors with greater financial resources, costs and financing difficulties, the results of financing efforts, delays or difficulties in the production by the Company or its suppliers, the strength or weakness of the U.S. dollar relative to foreign currencies, and delivery or installation of products.

Liquidity and Capital Resources:

        Net cash used in operations was $27.6 million for the six months ended February 28, 1998, compared to $12.7 million for the same period of the previous fiscal year. For the six months ended February 28, 1998, net cash was favorably impacted by net income of $10.0 million, depreciation and amortization of $4.4 million, and increased advance billings from customers of $10.8 million. Offsetting these positive factors were increases in receivables of $39.4 million and reductions in accounts payable of $8.2 million. The increase in accounts receivable resulted primarily from a higher level of sales. The $39.4 million represents a 52% increase over the August 31, 1997 receivable balance, whereas sales for the six months ended February 28, 1998 increased 59% over sales for the six months ended August 31, 1997.

        Net cash used in investing activities was $31.7 million for the six months ended February 28, 1998, compared to $22.6 million for the same period of the last fiscal year. During the six months ended February 28, 1998, the Company purchased four subsidiaries, PED, Prospect, Lancas, and Cojafex, primarily for cash amounting to approximately $26.1 million. See Note 4 to Notes to Consolidated Financial Statements. The Company also purchased approximately $5.6 million of property and equipment, consisting of $1.2 million for a new facility in Houston, Texas, $1.1 million of cranes for the UCI subsidiary and other purchases of $3.3 million.

     Net cash provided by financing activities was $59.1 million for the six-month period ended February 28, 1998, compared to $37.0 million provided for the six months ended February 28, 1997. For the six-month period ended February 28, 1998, $56.2 million of cash was provided from the Company's revolving line of credit agreements with its commercial lenders. The major revolving line of credit facility has been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. During the second quarter of fiscal 1998, the U.S. revolving credit facility was increased by $7 million from $70 million to $77 million. The Company also established an additional $13 million unsecured revolving credit facility. Cash was also provided by a $7.9 million increase in outstanding checks in excess of bank balances and $.9 million of new debt, while funds of $5.9 million were used to pay down outstanding debt.

Results of Operations

        The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:




                                                     (Unaudited)                                (Unaudited)
                                                 Three-Months Ended                          Six-Months Ended
                                                    February 28,                               February 28,
                                             1997                   1998                  1997                   1998
                                             -----                  ----               ----------              -------

Sales                                        100.0%               100.0%                100.0%                  100.0%
Cost of sales                                82.3                   83.1                 81.6                    82.5
                                             -----                  ----                -----                   -----
Gross profit                                 17.7                   16.9                 18.4                    17.5

General and
    administrative expenses                  10.8                    9.5                 10.8                    10.0
                                             ----                    ---                 ----                   -----

Operating income                              6.9                    7.4                  7.6                     7.5

Interest expense                             (2.0)                  (1.7)                (2.3)                   (1.7)
Other income, net                              .1                     .1                   .1                      .1
                                             ----                  ------               --------                -------
                                             (1.9)                  (1.6)                 (2.2)                   (1.6)
                                             -----                 ------               -------                 -------

Income before income taxes                     5.0                   5.8                   5.4                     5.9
Provision for income taxes                     1.6                   1.9                   1.7                     1.7
                                           -------                  ----                 -----                    ----
Income before earnings from
  unconsolidated entity                        3.4                   3.9                   3.7                     4.2

Earnings from unconsolidated
  entity                                       .8                      ---                  .5                     ---
                                             ----                    -------              ----                     ---

Net income                                    4.2%                   3.9%                  4.2%                    4.2%
                                              ====                  =====                 =======                ======


         Sales increased 60.7% to $137.5 million for the three months ended February 28, 1998, as compared to $85.5 million for the same period in the prior year. Approximately $41 million of the increase relates to sales of subsidiaries acquired subsequent to November 30, 1996. For the six months ended February 28, 1998, sales were $237.2 million compared to $161.2 million for the first six months of fiscal 1997, an increase of 47.1%. Approximately $50 million of the increase relates to sales of subsidiaries acquired since August 31, 1996. The remaining increases relate primarily to increases in international sales. Reductions in other domestic projects (primarily for the mining sector) were offset by additional domestic work.

         The Company's sales by geographic region for the periods indicated were as follows:

                                                                           Three-Months Ended February 28,
                                                                 1997                                 1998
                                                       -------------------------          ---------------------------

                Geographic Region                     (in millions)        %              (in millions)      %
                  -----------------                     -------------     ------            -------------   ----

                  U.S.A.                                    $63.7          75%              $ 70.5          51%
                  Far East/Pacific Rim                       15.0          17                 29.0          21
                  Middle East                                 3.2           4                  2.8           2
                  South America                               1.8           2                  7.7           6
                  Europe                                      1.0           1                 21.7          16
                  Other                                        .8           1                  5.8           4
                                                           -------      -----                -----         ----
                                                            $85.5         100%              $137.5          100%
                                                           ======        ====               ======          =====

         The Company's sales by industry sector for the periods indicated were as follows:

                                                                       Three-Months Ended February 28,
                                                                    1997                        1998
                                                       ------------------------         ---------------------------
                  Industry Sector                       (in millions)       %          (in millions)          %
                  ---------------                       -------------     -----         -------------       ----
                  Electric Power                            $24.4          40%               $64.2          47%
                  Chemical                                   23.9          39                 33.3          24
                  Refining                                    8.1          13                 15.5          11
                  Petrochemical                                 *          --                 10.7           8
                  Oil and Gas                                   *          --                  5.5           4
                  Other                                       5.2          8                   8.3           6
                                                             -----       -----              ------         ----
                                                             61.6         100%              $137.5         100%
                                                                         ====               ======         ====
                  Pooled Sales of NAPTech                    23.9*
                                                             ----
                                                            $85.5
                                                            =====


* Sales for the Petrochemical and Oil and Gas sectors are not segregated and are included elsewhere in this chart. NAPTech sales by 1997 industry sector are not available.

     The gross profit percentage for the three-month period ended February 28, 1998 decreased to 16.9% from 17.7% for the same period the prior year. For the six months ended February 28, 1998, gross profit decreased to 17.5% from 18.4% for the same period the prior year. Major factors contributing to this decrease were the higher volume in construction work, which normally produces a lower gross profit margin, the inclusion of Prospect for the entire quarter ended February 28, 1998, and the reduced demand for the Company's manufactured stainless goods. When Prospect was purchased, lower margins were anticipated until Shaw procedures could be implemented.

     General and administrative expenses increased from $9.2 million for the quarter ended February 28, 1997 to $13.1 million for the quarter ended February 28, 1998. Approximately $1.4 million of this increase relates to general and administrative expenses of PED and Prospect; the remainder relates to variable costs associated with increased sales. As a percentage of sales, however, general and administrative expenses decreased from 10.8% of sales for the three months ended February 28, 1997 to 9.5% for the three months ended February 28, 1998.

     Interest expense for the quarter ended February 28, 1998 was $2.3 million, compared to $1.8 million for the same period last year. The majority of this increase relates to increased debt incurred as a result of the Prospect, Cojafex and Lancas acquisitions. The balance relates to working capital needs to fund additional sales.

         The Company's effective tax rates for the quarter ended February 28, 1997 and 1998 were 31.5% and 33.2%, respectively. The higher tax rate for the quarter ended February 28, 1998 relates to the mix of foreign versus domestic work.

         Total backlog increased to $280 million at February 28, 1998 compared to $169 million reported at the end of the second quarter of fiscal 1997 and $271 million reported at November 30, 1997. The $9 million increase from November 30, 1997 relates to increased work in the power, chemical and oil and gas sectors, offset by decreases in petrochemical and refinery work.

Year 2000

         The "Year 2000" issue involves computer programs and applications that were written using two digit date fields instead of four to describe the applicable year. Computer systems that do not recognize date sensitive information when the year changes to 2000 could generate erroneous data or fail. The Company has established a plan pursuant to which all current systems being used by the Company will be reviewed to (i) establish and document that it is Year 2000 compliant or (ii) identify the remedial measures that must be undertaken to render it compliant. The review process should be completed by the end of the fiscal year (i.e. August 31, 1998).

     The Company has to date, however, reviewed its two significant systems and has determined that they are both Year 2000 compliant. As a result, the Company does not believe the cost to upgrade or replace its other systems will be material to the Company's results of operations or financial condition, although the total estimated cost will not be known until the Company completes its review process.

                           PART II - OTHER INFORMATION


         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  On January 23, 1998, the Company held its 1998 Annual Meeting of Shareholders. The only matter submitted to a vote at the meeting was the election of six directors.

         The results of the vote for election of directors were as follows:

                         Name                   For                  Withheld
                         ----                   ---                  --------
                  J. M. Bernhard, Jr.           19,019,536             89,100
                  William H. Grigg              19,018,472             90,164
                  L. Lane Grigsby               19,019,536             89,100
                  David W. Hoyle                19,019,336             89,300
                  Albert McAlister              19,019,536             89,100
                  John W. Sinders, Jr.          18,969,536            139,100

               There were no broker non-votes with respect to the election of directors.

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  Exhibit Number                                Description

                      10.1 Fourth Amendment, dated December 1, 1997, to the Second Amended Loan and Security Agreement dated March 29, 1996 among The Shaw Group Inc., the Borrowing Subsidiaries listed on Exhibit 1.1 thereto, Mercantile Business Credit Inc., City National Bank of Baton Rouge, Hibernia National Bank and Union Planters Bank of Louisiana

                          11         Computation of Earnings Per Share

                          27         Financial Data Schedule

         B.       Forms 8-K and 8-K/A-1

                  On December 1, 1997, the Company filed a Current Report on Form 8-K dated December 1, 1997, reporting the details of the acquisition by the Company, on November 14, 1997, of all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries, plc of Derby, United Kingdom. An Amendment No. 1 to such report on Form 8-K/A-1 was filed by the Company on January 29, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  THE SHAW GROUP INC.



Dated:   April 14, 1998                            /S/ Edward L. Pagano
                                                   -----------------------
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



         Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 1998.



Exhibit Number                                          Description

         10.1 Fourth Amendment, dated December 1, 1997, to the Second Amended Loan and Security Agreement dated March 29, 1996, among The Shaw Group Inc., the Borrowing Subsidiaries listed on Exhibit 1.1 thereto, Mercantile Business Credit Inc., City National Bank of Baton Rouge, Hibernia National Bank and Union Planters Bank of Louisiana

         11                          Computation of Earnings per Share

         27                          Financial Data Schedule