Form 10-Q
period 1998-05-31
SHAW GROUP INC
filed 1998-07-15
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended          May 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issue's classes of common stock as of the latest practicable date, is as follows:

  Common stock, no par value, 12,612,866 shares outstanding as of July 9, 1998.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I - Financial Information

  Item 1. - Financial Statements

     Consolidated Balance Sheets - August 31, 1997
        and May 31, 1998                                                  3 - 4

     Consolidated Statements of Income -For the Three
        Months and Nine Months Ended May 31, 1997 and 1998                5

     Consolidated Statements of Cash Flows - For the Nine Months
        Ended May 31, 1997 and 1998                                       6 - 7

     Notes to Consolidated Financial Statements                           8 - 13

  Item 2. - Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        14 - 19

Part II - Other Information

  Item 4. - Submission of Matters to a Vote of Security Holders          20

  Item 6 - Exhibits and Reports on Form 8-K                              20

Signature Page 21

Exhibit Index


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                    (UNAUDITED)                (UNAUDITED)
                                                                    August 31,                    May 31,
                                                                       1997                        1998
                                                                   ------------               -------------


Current assets:
    Cash and cash equivalents                                        $  4,358                   $  3,791
    Accounts receivable, net                                           85,980                    153,265
    Receivables from unconsolidated entity                              1,453                      1,379
    Inventories                                                        76,304                     81,503
    Prepaid expenses                                                    2,352                      6,541
    Deferred income taxes                                               2,855                      2,787
                                                                        -----                      -----
       Total current assets                                           173,302                    249,266

Investment in unconsolidated entity                                     4,005                      4,118

Property and equipment:
    Transportation equipment                                            4,984                      2,816
    Furniture and fixtures                                              8,456                      9,995
    Machinery and equipment                                            48,040                     62,775
    Buildings and improvements                                         22,792                     29,007
    Assets acquired under capital leases                                  318                        215
    Land                                                                3,973                      4,955
                                                                        -----                      -----
                                                                       88,563                    109,763
    Less:  Accumulated depreciation (including
    amortization of assets acquired under capital leases)             (18,236)                   (23,777)
                                                                      -------                    -------
                                                                       70,327                     85,986
Goodwill, net of accumulated amortization of $493 at
    August 31, 1997 and $1,147 at May 31, 1998                         11,100                     23,229

Other assets, net                                                       3,725                      5,315
                                                                     --------                   --------
                                                                     $262,459                   $367,914
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


                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            (UNAUDITED)                   (UNAUDITED)
                                                                            August 31,                      May 31,
                                                                               1997                          1998
                                                                            ----------                     ----------

Current liabilities:
    Outstanding checks in excess of bank balance                               $     691                   $ 12,840
    Accounts payable                                                              31,155                     30,584
    Accrued liabilities                                                            8,545                     24,365
    Current maturities of long-term debt                                           6,366                      9,157
    Revolving lines of credit                                                     29,146                     14,007
    Current portion of obligations under capital leases                               26                         20
    Deferred revenue- prebilled                                                    3,582                      2,608
    Advanced billings                                                                834                     22,721
                                                                                  ------                    -------
       Total current liabilities                                                  80,345                    116,302


Long-term debt, less current maturities                                           38,933                     92,785

Obligations under capital leases, less current portion                               106                         11

Deferred income taxes                                                              5,260                      5,190

Shareholders' equity:
    Preferred stock, no par value,
       5,000,000 shares authorized;
       no shares issued and outstanding                                              ---                        ---
    Common stock, no par value,
       50,000,000 shares authorized;
       19,151,309 and 19,263,059 shares issued, respectively;
       12,488,393 and 12,600,143 shares outstanding,
       respectively                                                              104,870                    105,964
    Retained earnings                                                             39,773                     55,793
    Cumulative translation adjustments                                               ---                       (829)
    Unearned restricted stock compensation                                           ---                       (474)
    Treasury stock, 6,662,916 shares                                              (6,828)                    (6,828)
                                                                                 -------                    -------
       Total shareholders' equity                                                137,815                    153,626
                                                                                 -------                    -------
                                                                                $262,459                   $367,914
                                                                                ========                   ========



        The accompanying notes are an integral part of these statements.


                                         THE SHAW GROUP INC. AND SUBSIDIRIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share data)


                                                               (UNAUDITED)                     (UNAUDITED)
                                                           Three Months Ended                Nine Months Ended
                                                                 May 31,                         May 31,
                                                         1997             1998            1997             1998
                                                         ----             ----            ----             ----

Income:
    Sales                                             $ 88,884         $ 147,684        $ 250,119          $384,883
    Cost of sales                                       71,541           123,948          203,068           319,635
                                                        ------           -------          -------           -------
     Gross profit                                       17,343            23,736           47,051            65,248

General and administrative expenses                     10,144            13,104           27,626            36,888
                                                        ------            ------           ------            ------

    Operating income                                     7,199            10,632           19,425            28,360

Interest expense                                        (1,736)           (2,367)          (5,355)           (6,310)
Other income, net                                           92               618              240               891
                                                        ------            ------           ------            ------
                                                        (1,644)           (1,749)          (5,115)           (5,419)

Income before income taxes                               5,555             8,883           14,310            22,941

Provision for income taxes                               1,750             2,894            4,592             7,034
                                                       -------           -------         --------         ---------

Income before earnings from
    unconsolidated entity                                3,805             5,989            9,718            15,907

Earnings (losses) from unconsolidated
    entity                                                (250)              (11)             570               113
                                                       -------          --------         --------         ---------

    Net income                                         $ 3,555          $  5,978         $ 10,288         $  16,020
                                                       =======          ========         ========         =========


Basic earnings per common share                        $   .29          $    .48         $    .91         $    1.28
                                                       =======          ========         ========         =========

Diluted earnings per common share                      $   .28          $    .47         $    .88         $    1.25
                                                       =======          ========         ========         =========

Weighted average number of shares
    outstanding - basic                                 12,367            12,558           11,333            12,533
                                                      ========          ========         ========         =========

Weighted average number of shares
    outstanding - diluted                               12,649            12,778           11,636            12,765
                                                      ========         ========         =========        ==========

        The accompanying notes are an integral part of these statements.


                                         THE SHAW GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                              (UNAUDITED)
                                                                                           Nine Months Ended
                                                                                                May 31,
                                                                                   1997                      1998
                                                                                ----------                 --------


Cash flows from operating activities:
    Net income                                                                   $10,288                    $16,020
    Net loss not included in reporting period (See
       Note 4 of Notes to Consolidated Financial
       Statements)                                                                  (132)                       ---
Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
       Depreciation and amortization                                               4,810                      6,803
       (Earnings) from unconsolidated entity                                        (570)                      (113)
       Other                                                                          --                       (461)
    Changes in assets and liabilities:
       (Increase) in receivables                                                 (13,285)                   (48,644)
       (Increase) decrease in inventories                                         (1,315)                     6,168
       (Increase) in prepaid expenses                                             (1,935)                    (4,193)
       (Increase) in other assets                                                   (107)                    (1,646)
       (Decrease) in accounts payable                                             (6,085)                   (10,167)
       Increase (decrease) in deferred revenue - prebilled                         2,155                       (974)
       Increase in advanced billings                                               3,357                     16,706
       Increase in accrued liabilities                                               257                      5,527
                                                                                 -------                   --------
Net cash provided by (used in) operating activities                              (2,562)                   (14,974)

Cash flows from investing activities:
    Investment in unconsolidated entity                                           (1,644)                      ---
    Investment in subsidiaries, net of cash received                             (11,293)                   (26,126)
    Proceeds from sale of property and equipment                                      --                      3,370
    Purchase of property and equipment                                           (12,837)                    (9,969)
    Proceeds from notes receivable                                                    87                       ---
                                                                                 --------                   --------
Net cash provided by (used in) investing activities                              (25,687)                   (32,725)

                                   (Continued)

        The accompanying notes are an integral part of these statements.



                                                                                        (UNAUDITED)
                                                                                         Nine Months Ended
                                                                                             May 31,
                                                                                  1997                      1998
                                                                                  ----                      ----


Cash flows from financing activities:
    Net increase (decrease) in outstanding checks
in excess of bank balance                                                          (926)                    10,658
    Net (repayments) on revolving credit agreements                             (13,760)                   (15,039)
    Proceeds from issuance of debt                                               11,880                     62,188
    Repayment of debt and leases                                                 (7,498)                   (11,108)
    Distributions to members of Freeport Properties, L.C.                          (168)                       ---
    Purchase of treasury stock                                                     (661)                       ---
    Issuance of common stock                                                     47,174                        513
                                                                                 ------                     ------
Net cash provided by financing activities                                        36,041                     47,212

Effect of exchange rate changes on cash                                             ---                        (80)
                                                                                 ------                     ------
Net increase (decrease) in cash and cash equivalents                              7,792                       (567)

Cash and cash equivalents - beginning of period                                   2,967                      4,358
                                                                                 ------                     ------

Cash and cash equivalents - end of period                                       $10,759                     $3,791
                                                                                =======                     ======

Supplemental disclosures:
     Cash payments for:
          Interest                                                              $ 5,233                     $6,036
                                                                                =======                     ======

          Income taxes                                                          $ 5,508                     $2,520
                                                                                =======                     ======

Noncash investing and financing activities:
     Purchase of inventory and payment of liabilities
          through the cancellation of notes receivable                          $   538                     $  --
                                                                                =======                     =====

     Investment in subsidiaries acquired through
          issuance of debt                                                      $  ---                      $4,702
                                                                                ======                      ======

     Property and equipment acquired through
          issuance of debt                                                      $ ---                       $   85
                                                                                ======                      ======

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

     The financial information of The Shaw Group Inc. and its subsidiaries (collectively, the Company) for the three-month and nine-month periods ended May 31, 1997 and 1998 and as of August 31, 1997 and May 31, 1998 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1998.

Note 2 - Inventories -

     The major components of inventory consist of the following (in thousands):

                                           (UNAUDITED)         (UNAUDITED)
                                            August 31,            May 31,
                                              1997                 1998
                                           ----------           ----------

     Finished goods                        $ 29,027             $ 29,036
     Raw materials                           35,257               37,636
     Work in process                         12,020               14,831
                                             ------               ------
                                           $ 76,304             $ 81,503
                                           ========             ========

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

Note 4 - Acquisitions -

     Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Inc. (Pipe Shields), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired (goodwill) was approximately $2.0 million, which is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of the acquisition. The pro-forma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1996, is not material to the operations of the Company.

     On January 27, 1997, the Company completed the acquisition of NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech, Inc. and the 335,000 square foot facility that NAPTech, Inc. had leased from a related entity, Freeport Properties, L.C. (Freeport). The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech, Inc. and Freeport, (collectively, NAPTech).

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
                                               =========


     Effective February 1, 1997, the Company purchased all of the outstanding capital stock of United Crafts, Inc. (UCI) (now named Shaw Constructors. Inc.), an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash of approximately $7.6 million, net of cash received. Acquisition costs of approximately $.2 million were incurred by the Company. The purchase method was used to account for the acquisition. Goodwill was approximately $4.8 million and is being amortized on a straight-line basis over 20 years. The estimated fair value of the assets and liabilities of UCI as of February 1, 1997 are as follows (in thousands):


         Accounts receivable                                 $ 6,040
         Property and equipment                                2,992
         Other assets                                          4,832
         Accounts payable & accrued liabilities               (3,502)
         Advance billings                                     (1,277)
         Notes payable                                        (1,101)
         Deferred income taxes                                  (146)
                                                             -------
         Purchase price (net of cash received of $354)       $ 7,838
                                                             =======

     The operating results of UCI have been included in the consolidated statements of income from the effective date of the acquisition.

     On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1.3 million in cash (including acquisition costs), 62,500 shares of the Company's Common Stock valued at $1.3 million, options to purchase 25,000 shares of the Company's Common Stock at $20.25 per share, as well as the assumption of approximately $340,000 of debt. The purchase method was used to account for the acquisition. Goodwill, which is being amortized on a straight-line basis over 20 years, was approximately $1.3 million. The operating results related to the acquired MERIT assets have been included in the consolidated statements of income from the date of the acquisition. The pro-forma effect of the acquisition of the MERIT assets, had it occurred on September 1, 1996, is not material to the operations of the Company.

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

     On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc (Prospect) of Derby, United Kingdom, for approximately $15.9 million in cash, net of cash received. Acquisition costs of approximately $2.2 million were incurred by the Company. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. (Connex), a piping systems fabrication business located in Troutville, Virginia; CBP Engineering Corp. (CBP), an abrasion and corrosion resistant pipe systems specialist based in Pennsylvania; Aiton Australia Pty Limited (Aiton Australia), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited (PEL), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex and CBP, all of the capital stock of Aiton Australia and certain assets of PEL, as well as Prospec's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $3 million. The estimated fair value of the assets acquired and liabilities assumed as of November 14, 1997 are as follows (in thousands):

        Accounts receivable                                           $17,441
        Inventories                                                    11,297
        Property and equipment                                         11,305
        Other assets                                                    3,151
        Outstanding checks in excess of bank balance                   (1,527)
        Accounts payable and accrued liabilities                      (18,296)
        Revolving line of credit                                         (422)
        Advanced billings                                              (4,833)
                                                                       ------
        Purchase price (net of cash received of $127)                 $18,116
                                                                      =======

     The operating results of Prospect have been included in the consolidated statements of income from the date of the acquisition.

     In connection with the Prospect  acquisition,  the Company incurred certain
contingent  liabilities.   (See  Note  8  of  Notes  to  Consolidated  Financial
Statements).

     On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. (Lancas), a construction company in Punto Fijo, Venezuela for $2.6 million in cash, net of cash received. The purchase method was used to account for this acquisition. The operating results of Lancas have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Lancas, had it occurred on September 1, 1996, is not material to the operations of the Company.

     On January 19, 1998, the Company completed the acquisition of all of the outstanding capital stock of Cojafex, B.V. of Rotterdam, Holland (Cojafex) for $9.5 million, $4.5 million (net of cash received) of which was paid at closing. The balance of the purchase price will be paid through December 31, 2003. Acquisition costs of approximately $.1 million were incurred by the Company. Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and agricultural applications, and using such technology, Cojafex designs, engineers, manufactures, markets and sells such induction bending machines. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $8.6 million. The purchase method was used to account for this acquisition. The operating results of Cojafex have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Cojafex, had it occurred on September 1, 1996, is not material to the operations of the Company.

     The following summarized unaudited income statement data reflects the impact the UCI and Prospect acquisitions would have had on the Company's results of operations if such acquisitions had taken place on September 1, 1996 (in thousands, except per share data):

                                                  Unaudited Pro-forma Results
                                               for the Nine Months Ended May 31,
                                               ---------------------------------
                                                  1997                  1998
                                                  ----                  ----
         Gross revenue                         $  359,873             $416,418
                                               ==========             ========
         Net income                            $    7,038             $ 15,996
                                               ==========             ========
         Basic earnings per common share       $      .62             $   1.28
                                               ==========             ========
         Diluted earnings per common share     $      .60             $   1.25
                                               ==========             ========

     Prospect, PED and Cojafex maintain their accounting records in their local currency (British Sterling and Dutch Guilder). The currencies are converted to U.S. Dollars with the effect of the foreign currency translation reflected as a component of shareholders' equity in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency transaction gains or losses are credited or charged to income. Transaction gains or losses were not material for the periods presented. Cumulative foreign currency translation adjustments were approximately $829,000 as of May 31, 1998.

Note 5 - Investment in Unconsolidated Entity -

     During the nine months ended May 31, 1998, the Company recognized earnings of approximately $113,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). In addition, as of August 31, 1997 and May 31, 1998, the Company had outstanding receivables from Shaw-Nass totaling $1.5 million and $1.4 million, respectively. These receivables relate primarily to inventory and equipment sold to the entity.

Note 6 - Long Term Debt -

     In May 1998, the Company closed the private placement of two separate tranches of senior secured long-term debt totaling $60 million. Principal payments on $20 million of the Senior Secured Notes are due from 1999 through 2005, with interest at 6.44% payable semi-annually; principal payments on $40 million of the Senior Secured Notes are due from 2002 through 2008, with interest at 6.93% payable semi-annually. The Senior Secured Notes will rank in pari passu with the new U.S. revolving credit facility. (See Note 7 of Notes to Consolidated Financial Statements)

Note 7 - Revolving Lines of Credit -

     In May 1998, the Company entered into a three-year secured revolving credit facility increasing the total U.S. line of credit to $100 million. This replaced a $77 million secured revolving credit facility and a $13 million unsecured revolving credit facility.

Note 8 - Commitments and Contingencies -

     For the year ended August 31, 1997, 22% of the Company's labor force was covered by collective bargaining agreements, all of which will expire during the Company's fiscal year ended August 31, 1998. The Company does not expect that the renewal of the agreements will have a material adverse impact on the Company's results of operations or financial position.

     In connection with the acquisition of the principal operating businesses of Prospect (see Note 4 of Notes to Consolidated Financial Statements), the Company entered into several indemnification agreements in favor of Prospect, PEL, and Prospec's principal lender (the Lender). The first agreement requires the Company to indemnify the Lender for any losses that the Lender may incur in connection with certain letters of credit, bonds and guarantees previously issued by the Lender relating to projects entered into by PEL, Connex, CPB, Aiton Australia and other subsidiaries of Prospect. The Company has determined that its maximum exposure for indemnity under the agreement with the Lender was approximately $9.9 million as of November 14, 1997. However, the Company believes that its actual exposure is much less, particularly since many of the projects for which the Lender has issued the letters of credit, bonds and guarantees, are projects the Company procured in connection with the acquisition.

     Additionally, the Company has agreed to indemnify each of Prospect, PEL and the Lender with respect to certain preferential creditors of Prospect and PEL. Immediately after the closing of the acquisition by the Company of Prospect, the Lender had an administrative receiver appointed for Prospect, PEL and the subsidiaries not acquired by the Company. The Company is obligated to indemnify Prospect and PEL for preferential debts of PEL and Prospect in connection with the receivership proceedings. Further, the Company has agreed to indemnify the Lender for any loss the Lender may suffer as a result of the Company's failure to perform its indemnity obligations under the Company's agreement with Prospect and PEL concerning preferential creditors. The Company understands that the aggregate preferential debt of Prospect and PEL as of November 14, 1997 was approximately $4,605,000.

     On August 11, 1997, the Company announced that Shaw Power Services, Inc., its wholly-owned subsidiary, and China Baoyuan Industry and Trade Company, a wholly-owned subsidiary of China National Nuclear Corporation, have signed a letter of intent to establish joint-venture ownership of a piping systems fabrication facility located in Dalian, Peoples Republic of China (P.R.C.). Under the terms of the letter of intent, the Company's ownership and income participation in the joint-venture is contemplated to be at least 60%. The formation of the joint-venture is subject to, among other things, the negotiation and execution of a definitive agreement and regulatory approvals by the P.R.C. It is anticipated that the Company will invest approximately $7 million of cash and equipment, as well as its technology, in the joint venture. At this time, the Company is not able to estimate when the transactions contemplated by the letter of intent will be consummated or when the joint-venture facility will be operational.

     On May 5, 1998, the Company announced that it had signed a letter of intent to acquire all of the outstanding shares of common stock of Bagwell Brothers, Inc. (Bagwell), a Louisiana-based fabrication and construction company serving the offshore energy industry. In connection with the acquisition, the Company expects to issue up to 675,000 shares of its common stock in exchange for all of the outstanding capital stock of Bagwell and a related entity. The Company expects that the acquisition will be accounted for using the pooling-of-interests method. The acquisition is subject to the negotiation and execution of definitive acquisition agreements and satisfactory completion of due diligence reviews.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

     The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at May 31, 1998, and the results of its operations for the three-month and nine-month periods then ended, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     On January 27, 1997, the Company completed the acquisition of NAPTech, Inc. ("NAPTech"), a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech and the 335,000 square foot facility that NAPTech had leased from a related entity. The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech. (See Note 4 of Notes to Consolidated Financial Statements).

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this quarterly report that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and in general economic conditions; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products; the strength or weakness of the U.S. dollar relative to foreign currencies; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company's other filings with the Securities and Exchange Commission.

Liquidity and Capital Resources:

     Net cash used in operations was $15.0 million for the nine months ended May 31, 1998, compared to $2.6 million for the same period of the previous fiscal year. For the nine months ended May 31, 1998, cash used in operations included an increase of $48.6 million in accounts receivable and a decrease of $10.2 million in accounts payable. For the nine months ended May 31, 1998, cash provided by operations included $16.0 million of net income, $6.8 million of depreciation and amortization, a decrease of $6.2 million in inventory, an increase of $16.7 million in advanced billings and an increase of $5.5 million in accrued liabilities. The increase in accounts receivable resulted primarily from a higher level of sales. The decrease in accounts payable, as well as the increases in advance billings and accrued liabilities, relates to the timing of cash receipts from customers and payments of liabilities to the Company's vendors and creditors. The reduction in inventory was due to a concentrated effort by the Company to reduce and better manage its inventory.

     Net cash used in investing activities was $32.7 million for the nine months ended May 31, 1998, compared to $25.7 million for the same period of the last fiscal year. During the nine months ended May 31, 1998, the Company used cash amounting to approximately $26.1 million for the acquisitions of (i) the capital stock of Pipework Engineering and Developments Limited ("PED"), (ii) the principal operating businesses of Prospect Industries plc (the "Prospect Businesses"), (iii) the capital stock of Lancas, C.A. ("Lancas"), and (iv) the capital stock of Cojafex B.V. ("Cojafex"). See Note 4 of Notes to Consolidated Financial Statements. The Company also purchased approximately $10.0 million of property and equipment, consisting of $1.4 million of assets for a new facility in Houston, Texas, $4.3 million for the Company's Shaw Constructors, Inc. subsidiary and other purchases of $4.3 million. Partially offsetting these cash outflows was $3.4 million of proceeds from the sale of certain property and equipment.

     Net cash provided by financing activities was $47.2 million for the nine-month period ended May 31, 1998, compared to $36.0 million provided for the nine months ended May 31, 1997. For the nine-month period ended May 31, 1998, $62.2 million of cash was provided from the issuance of new debt, primarily $60 million of Senior Secured Notes funded in May 1998. See Note 6 of Notes to Consolidated Financial Statements. The proceeds from the Senior Secured Notes were used primarily to pay down the Company's principal revolving line of credit facility, which had reached a balance of $69.5 million. The principal revolving line of credit facility has been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Cash was also provided by a $10.7 million increase in outstanding checks in excess of bank balances and $.5 million from the issuance of the Company's common stock, while funds of $11.1 million were used to pay down outstanding debt.

     In May 1998, in connection with the private placement of the Senior Secured Notes, the Company entered into a three-year secured revolving line of credit facility with its commercial lenders providing for a line of credit of up to $100 million. This replaced the Company's secured revolving line of credit of up to $77 million and the Company's unsecured revolving line of credit of up to $13 million with such commercial lenders. The Senior Secured Notes will rank in pari passu with the new revolving line of credit facility. See Note 7 of Notes to Consolidated Financial Statements. The Company believes that its current financing arrangements are sufficient to support its operations for the foreseeable future.

Results of Operations

     The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:

                                           (Unaudited)                          (Unaudited)
                                        Three-Months Ended                    Nine-Months Ended
                                              May 31,                                May 31,

                                        1997              1998                1997               1998
                                        ----              ----                ----               ----

Sales                                  100.0%             100.0%             100.0%              100.0%
Cost of sales                           80.5               83.9               81.2                83.0
                                        ----               ----               ----                ----

Gross profit                            19.5               16.1               18.8                17.0

General and
    administrative expenses             11.4                8.9               11.0                 9.6
                                        ----                ---               ----                 ---

Operating income                         8.1                7.2                7.8                 7.4

Interest expense                        (1.9)              (1.6)              (2.2)               (1.6)
Other income, net                         .1                 .4                 .1                  .2
                                        ----               ----               ----                ----
                                        (1.8)              (1.2)              (2.1)               (1.4)
                                        ----               ----               ----                ----

Income before income taxes               6.3                6.0                5.7                 6.0
Provision for income taxes               2.0                2.0                1.8                 1.8
                                         ---                ---                ---                 ---

Income before earnings from
  unconsolidated entity                  4.3                4.0                3.9                 4.2

Earnings from unconsolidated
  entity                                 (.3)               --                  .2                  --
                                         ---                ---                ---                 ---

Net income                               4.0%               4.0%               4.1%                4.2%
                                         ===                ===                ===                 ===


     Sales increased 66.2% to $147.7 million for the three months ended May 31, 1998, as compared to $88.9 million for the same period in the prior year. Approximately $50.4 million of the $58.8 million increase relates to sales of subsidiaries acquired during fiscal 1998. The remaining increase relates to additional domestic work of $14.2 million partially offset by a decrease in international sales of $5.8 million. For the nine months ended May 31, 1998, sales were $384.9 million compared to $250.1 million for the first nine months of fiscal 1997, an increase of 53.9%. Approximately $112.7 million of the $134.8 million increase relates to sales of subsidiaries acquired during or after the nine months ended May 31, 1997. The remaining $22.1 million increase relates to increases in both domestic and international sales of Company subsidiaries that were owned by the Company during the entire nine-month period ended May 31, 1997.

     The Company's sales by geographic region for the periods indicated were as follows:

                                                              Three-Months Ended May 31,
                                                              1997                     1998
     Geographic Region                            (in millions)        %        (in millions)      %
     -----------------                            -------------       ---        -------------    ---
     U.S.A.                                       $60.9               68%          $ 76.3          52%
     Far  East/Pacific Rim                         13.4               15             31.5          21
     Middle East                                    4.2                5              1.7           1
     South America                                  7.7                9             12.6           8
     Europe                                          .7                1             24.8          17
     Other                                          2.0                2               .8           1
                                                    ---              ---           ------         ---
                                                  $88.9              100%          $147.7         100%
                                                  =====              ===           ======         ===

     With respect to the Far East/Pacific Rim region, the Company expects that sales in the foreseeable future will be negatively impacted by the economic problems in the region. On the other hand, the Company believes that the outlook for growth in sales in the South America region is positive based upon the current economic outlook, the prospective projects identified by the Company and the Company's existing presence and contacts in the region, particularly in Venezuela. The increase in sales to Europe for the three months ended May 31, 1998, compared to the same period of the prior year, is primarily due to the acquisitions of the Company's United Kingdom operations (PED and certain of the Prospect Businesses) in the first quarter of fiscal 1998. The Company expects that long-term sales to Europe will continue at the same general levels;
however, until Shaw's strategies and procedures are fully implemented and executed and the anticipated synergies from the acquisitions are realized, the Company expects actual sales in the region to be at reduced levels.


     The Company's sales by industry sector for the periods indicated were as follows:

                                                       Three-Months Ended May 31,
                                                1997                                    1998
                                         -----------------------          -----------------------------
     Industry Sector                    (in millions)        %            (in millions)              %
     ---------------                    -------------       ---           -------------             ---

     Electric Power                          $26.5           30%              $65.1                 44%
     Chemical                                 42.3           47                40.1                 27
     Refining                                  7.0            8                23.9                 16
     Petrochemical                               *           --                 5.8                  4
     Oil and Gas                                 *           --                 7.2                  5
     Other                                    13.1           15                 5.6                  4
                                             -----          ---              ------                ---
                                             $88.9          100%             $147.7                100%
                                             =====          ===              ======                ===

     * Sales for the Petrochemical and Oil and Gas sectors are not segregated and are included elsewhere in this chart.

     The gross profit percentage for the three-month period ended May 31, 1998 decreased to 16.1% from 19.5% for the same period the prior year. For the nine months ended May 31, 1998, gross profit decreased to 17.0% from 18.8% for the same period the prior year. Major factors contributing to this decrease were the higher volume in construction work, which typically produces a lower gross profit margin, the Company's United Kingdom operations, which the Company acquired since August 31, 1997 and which have experienced lower gross margins than the Company's historical levels, and the reduced gross margins on the Company's manufactured stainless goods being significantly lower in the period than historical levels for such goods. With respect to its United Kingdom operations, the Company expects lower margins until Shaw strategies and procedures are implemented and executed and anticipated synergies can be realized.

     General and administrative expenses increased from $10.1 million for the quarter ended May 31, 1997 to $13.1 million for the quarter ended May 31, 1998. Approximately $1.9 million of this increase relates to general and administrative expenses of PED and the Prospect Businesses; the remainder relates to variable costs associated with increased sales. As a percentage of sales, however, general and administrative expenses decreased from 11.4% for the three months ended May 31, 1997 to 8.9% for the three months ended May 31, 1998. This is attributable in part to the Company's overhead reduction plan implemented in the first quarter of fiscal 1998.

     Interest expense for the quarter ended May 31, 1998 was $2.4 million, compared to $1.7 million for the same period last year. The majority of this increase relates to increased debt incurred as a result of the acquisition of PED, the Prospect Businesses, Cojafex and Lancas. The balance relates to working capital needs to fund additional sales.

     The Company's effective income tax rates for the quarters ended May 31, 1997 and 1998 were 31.5% and 32.6%, respectively. The higher tax rate for the quarter ended May 31, 1998 relates to the mix of foreign versus domestic work. In prior periods, increased foreign sales generally decreased the Company's income tax rate. With the purchase of the Prospect Businesses (see Note 4 of Notes to Consolidated Financial Statements), however, a higher percentage of international sales for the period were in the United Kingdom, which has an overall higher effective tax rate than the United States.

     Total backlog was $257 million at May 31, 1998 compared to $197 million reported at the end of the third quarter of fiscal 1997 and $280 million reported at February 28, 1998. The timing of contract awards affects reported backlog.


         May 31, 1998 Backlog Breakdown by Industry Sector (in millions):
         ----------------------------------------------------------------

         Chemical                   $  82.6                  32%
         Electric Power                80.8                  32
         Petrochemical                 41.8                  16
         Oil & Gas                     23.3                   9
         Other                         15.8                   6
         Refining                      12.7                   5
                                       ----                 ---
            Total                     257.0                 100%
                                      =====                 ===


         May 31, 1998 Backlog Breakdown by Geographic Region (in millions):
         ------------------------------------------------------------------

         Domestic                    $156.5                  61%
         International                100.5                  39
                                      -----                  --
            Total                    $257.0                 100%
                                     ======                 ===

Year 2000

     The "Year 2000" issue involves computer programs and applications that were written using two digit date fields instead of four to describe the applicable year. Computer systems that do not recognize date sensitive information when the year changes to 2000 could generate erroneous data or fail. The Company has established a plan pursuant to which all current systems being used by the Company will be reviewed to (i) establish and document that it is Year 2000 compliant or (ii) identify the remedial measures that must be undertaken to render it compliant. The review process should be completed by August 31, 1998.

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

     The Company is also in the process of developing strategies for evaluating the risks associated with the Year 2000 issue with respect to its major customers and suppliers.

Financial Accounting Standards Board Statement

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for the Company's fiscal year ending August 31, 2000. Management does not believe that the impact of adopting this statement will have a material impact on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION


     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the fiscal quarter ended May 31, 1998, there were no matters submitted to a vote of security holders by the Company.

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

          Exhibit Number                           Description

               10.1 Credit Agreement dated May 15, 1998 among The Shaw Group Inc., Mercantile Business Credit Inc., City National Bank of Baton Rouge, Hibernia National Bank and Union Planters Bank of Louisiana

               10.2           Note Purchase Agreement dated May 21, 1998

               11             Computation of Earnings Per Share

               27             Financial Data Schedule


     B. Forms 8-K

     During the fiscal quarter ended May 31, 1998, the Company did not file a Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        THE SHAW GROUP INC.



Dated:   July 15, 1998                  /s/ Edward L. Pagano
                                        ------------------------
                                        Chief Financial Officer
                                        (Duly Authorized Officer
                                           & Principal Financial Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



     Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 1998.



Exhibit Number                                      Description

    10.1                      Credit  Agreement  dated  May 15,  1998  among The
                              Shaw  Group  Inc.,   Mercantile  Business  Credit
                              Inc.,   City   National   Bank  of  Baton  Rouge,
                              Hibernia National Bank and Union Planters Bank of Louisiana

    10.2                      Note Purchase Agreement dated May 21, 1998

    11                        Computation of Earnings per Share

    27                        Financial Data Schedule

                                               EXHIBIT 11
                                    Computation of Earnings Per Share
                                (In thousands, except per share amounts)


                                                              Three Months Ended                Nine Months Ended
                                                                      May 31,                         May 31,
                                                              1997            1998            1997            1998
                                                              ----            ----            ----            ----

Weighted average shares outstanding (used
   in Basic Earnings per share computation)                  12,367           12,558          11,333        12,533

Net effect of dilutive stock options
based on the Treasury Stock method
using average market price                                      282              220             303           232
                                                             ------           ------          ------        ------

Weighted average shares outstanding (used
   in Diluted Earnings per share computation)                12,649           12,778          11,636        12,765
                                                             ======           ======          ======        ======

Net income                                                  $ 3,555          $ 5,978          10,288        16,020
                                                            =======          =======          ======        ======

Basic Earnings per share                                    $   .29          $   .48          $  .91        $ 1.28
                                                            =======          =======          ======        ======

Diluted earnings per share                                  $   .28          $   .47          $  .88        $ 1.25
                                                            =======          =======          ======        ======
