Form 10-K
period 1998-08-31
SHAW GROUP INC
filed 1998-11-30
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 1998

                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (225) 296-1140
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, no par value.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at October 30, 1998 was approximately $84 million.

The number of shares of the Registrant's common stock, no par value, outstanding at November 24, 1998 was 11,808,016.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be prepared for use in connection with the registrant's 1999 Annual Meeting of Shareholders to be held in January 1999 will be incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  Business

General

         The Shaw Group Inc. ("Shaw" or the "Company") is a leading supplier of integrated piping systems and provider of industrial construction and maintenance services primarily for the electric power, chemical, petrochemical, oil and gas and refining industries worldwide. Shaw is committed to being a "Total Piping Resource" for its customers by offering comprehensive design and engineering services, piping system fabrication, manufacturing and sale of specialty pipe fittings, design and manufacturing of pipe support systems, final on-site erection, turnkey construction and project maintenance.

         Shaw was founded in 1987 by current management and subsequently purchased the assets of Benjamin F. Shaw Company, a century-old pipe fabricator. The Company has increased its revenues from $29.3 million in the year ended August 31, 1988 to $501.6 million in the year ended August 31, 1998 by increasing both its domestic and international businesses. Through internal expansion and a series of strategic acquisitions, Shaw has increased its pipe fabrication and bending capacity, expanded its piping system products and services and broadened its overall project scope to include construction and maintenance services. These initiatives have provided Shaw with the ability to achieve substantial economies of scale in purchasing raw material and to provide customers with a broad range of industrial products and services.

         The Company believes it has earned a reputation as an efficient, low-cost supplier of complex piping systems as a result of several competitive advantages. Specifically, the Company coordinates and integrates project engineering and fabrication processes in order to maximize overall efficiency in time, cost and performance. In addition, the Company's significant investment in state-of-the-art induction bending technology provides it with time, labor and raw material savings as compared to traditional fabrication methods. Shaw also manufactures specialty pipe fittings, pipe hangers and other pipe products. This manufacturing capability has served to reduce the Company's supply costs and enhance its overall piping package. The Company utilizes its proprietary software technology to enhance the planning and scheduling efforts of its customers, helping to reduce total installed costs and project cycle times. The Company also provides final on-site erection of piping systems, as well as total project construction and maintenance services.

Forward-Looking Statements and Associated Risks

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and in general economic conditions and, specifically, in economic conditions prevailing in international markets; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources and changes in interest rates; delays or difficulties in the production, delivery or installation of products; Y2K risks; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company's filings with the Securities and Exchange Commission.

Subsequent Events

     Subsequent to August 31, 1998, in accordance with a plan adopted by its Board of Directors, the Company began repurchasing shares of the Company's common stock, no par value (the "Common Stock"), through open market and block transactions. The Board has approved acquisition of up to 2,700,000 shares, which amounts to approximately 20% of the shares outstanding at August 31, 1998. As of November 24, 1998, 1,473,100 shares of stock had been repurchased at a total price, including brokerage commissions, of $12,704,300. The repurchases of stock have been financed by the Company's principal revolving line of credit facility.

Fiscal 1998 Developments

     On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc ("Prospect") of Derby, United Kingdom, for approximately $16.6 million in cash and acquisition costs. Excluded from the purchase price is $1,438,000, which represents the fair value of the assets and liabilities of a discontinued operation, CBP Engineering Corp. ("CBP"). The sale of CBP was consummated in 1998 at no gain or loss. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. ("Connex"), a piping systems fabrication business located in Troutville, Virginia; Aiton Australia Pty Limited ("Aiton Australia"), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited ("PEL"), a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited ("Inflo"), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex and CBP, and Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans. For Prospect's year ended September 30, 1996, its most recently published audited consolidated financial statements, sales amounted to approximately $138 million.

         On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. ("Lancas"), a construction company in Punto Fijo, Venezuela for $2.7 million in cash and acquisition costs, net of cash received.

     On January 19, 1998, the Company acquired all of the outstanding capital stock of Cojafex B.V. of Rotterdam Holland ("Cojafex") for $8.5 million, $4.6 million in cash and acquisition costs (net of cash received) of which was paid at closing. Cojafex owns the technology for certain induction-bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Shaw currently has seven Cojafex induction bending machines in operation. Shaw supplied Cojafex bending machines packaged with fabrication technology and technical services on-site in India for one of the largest grass roots refinery projects ever planned.

     On July 29, 1998 the Company completed the acquisition of Bagwell Brothers, Inc. and a related entity (collectively, "Bagwell") of Delcambre, Louisiana. Shaw's total consideration paid for the acquisition amounted to 645,000 shares of its Common Stock valued at $13.0 million and $1.8 million in cash and acquisition costs. Bagwell specializes in the fabrication and construction of offshore modules, topsides, heliports, vessels and offshore platforms, as well as management of offshore construction and maintenance work. Bagwell had revenue of approximately $30 million for its most recent fiscal year ended February 28, 1998.

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo, a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998.

         For further discussions regarding these acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Industry Overview

         The industrial pipe fabrication industry provides piping systems for new construction and retrofit projects in the electric power, refining, chemical, petrochemical, oil and gas and other industries, including pulp and paper, pharmaceutical and food processing industries. The Company estimates that prefabricated piping systems account for approximately 3% of the total installed cost of a new construction project and are crucial components of each project. The Company divides the industry into three major segments, electric power, oil and gas and the process industry segment. The refining, chemical and petrochemical sectors represent the largest portion of the process industry segment.

         The domestic pipe fabrication and construction industry depends largely on new construction and retrofit projects in the chemical, refining, oil and gas, pulp and paper, pharmaceutical, food processing and other industries. These industries have historically been cyclical in nature and vulnerable to general downturns in the economy. The chemical sector began to experience an upturn in mid-1995 driven by an increase in capital expenditures for capacity expansions and retrofits. This resulted in a significant improvement in the domestic pricing environment during fiscal 1996, which continued through fiscal 1998. Project activity in the chemical and refining sectors continues to be robust, and the Company anticipates that a significant portion of domestic project work over the next several years will be generated by chemical plant expansions and refinery retrofits relating to the modernization of aging facilities and compliance with environmental regulations. Historically, the Company experienced minimal demand for new electric power plant construction in the United States; thus, the domestic electric power piping market consisted almost exclusively of retrofits. In fiscal 1998, however, the Company experienced increased demand for new construction in the domestic power market as a result of the decommissioning of nuclear plants, deregulation of the power industry and the proliferation of new gas power plants.

         The international pipe fabrication market has exhibited significant growth over the last several years. New construction represents the majority of work performed in the electric power sector overseas. Strong demand for electricity, particularly in underdeveloped and overpopulated areas of the world, has resulted in a significant increase in new power plant construction. With respect to the Far East/Pacific Rim region, the Company expects that sales in the foreseeable future will be negatively impacted by the economic problems in the region.

         Generally, United States pipe fabricators can fabricate critical or high pressure piping systems domestically for electric power projects and ship the finished goods to selected international markets less expensively than their major overseas competitors, due primarily to significantly lower labor costs than in certain other industrialized countries (principally Germany and Japan) and greater availability of raw materials in the United States. Typically, the Company's international competitors are divisions of large industrial firms.

         Most international projects require a certain percentage of "local content" sourcing. Therefore, non-critical or low pressure piping for electric power projects is frequently fabricated at the project site by local welders or in regional fabrication facilities. The same is true for the chemical and refining sectors, which utilize less critical piping systems. In most areas of the Pacific Rim and South America, this work is performed at significantly lower labor costs. In order to bid more competitively for work in the international chemical and refining sector, as well as for the low pressure piping portion of overseas power projects, Shaw has established overseas facilities and has developed portable induction bending machines that can be used on international job construction sites.

         The Company's long-term outlook for the chemical and refining sectors remains positive for the South American region based on the current economic forecast, the prospective projects identified by the Company and the Company's existing presence and contacts in the region, particularly Venezuela. There are short-term economic and political uncertainties, however, that will likely negatively impact growth in the region in fiscal 1999.

         The Company entered the domestic offshore oil and gas market with the acquisition of Bagwell in fiscal 1998. Demand in this industry is directly related to commodity prices, and the Company believes that the low oil prices currently being realized could have a negative effect on overall spending in the industry and could impact the results of its operations in this market in fiscal 1999. In an improved pricing environment, however, the Company believes its position in this market will provide significant opportunity for growth both domestically and internationally.

Products and Services

         As part of its commitment to being a "Total Piping Resource" for its customers, the Company provides a complete range of piping products and services, including comprehensive design and engineering services, piping system fabrication, manufacturing and sale of specialty pipe fittings, design and manufacturing of pipe support systems, final on-site erection, turnkey construction and project maintenance.

Pipe Fabrication

         Shaw's core business is the fabrication of complex piping systems from raw material made of carbon steel, stainless and other alloys, as well as other materials, including nickel, titanium and aluminum. The Company produces prefabricated piping systems by cutting pipe to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. As of August 31, 1998, Shaw operated pipe fabrication facilities in South Carolina, Louisiana, Oklahoma, Utah, Virginia, the United Kingdom (the "UK") and Venezuela as well as a 49% interest in a joint venture pipe fabrication facility in Bahrain. These fabrication facilities are capable of handling and fabricating pipe ranging in diameter from one inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. The Company can fabricate prefabricated pipe assemblies up to 100 feet in length and weighing up to 45 tons.

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

Bending

          Beginning in fiscal 1994, the Company began purchasing state-of-the-art induction-bending equipment, which significantly increased the Company's capacity to fabricate piping systems in both volume and complexity. In addition, on certain projects Shaw can substitute bends for the cutting of pipe and welding fittings, resulting in labor, time and raw material savings. In January 1998, the Company announced that it acquired all of the outstanding capital stock of Cojafex B.V. ("Cojafex") of Rotterdam, Holland. Cojafex owns the technology for certain induction-bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications.

         The market for pipe fabrication is increasingly moving in the direction of custom pipe bending according to the specifications of customers, since bending generally allows for significant reductions in labor, time and material costs, as compared to traditional means of fabrication. The Company believes its state-of-the-art equipment gives it a technological advantage in this growing segment of the market.

         Shaw currently has seven induction pipe-bending machines in operation capable of bending pipe up to 66 inches in diameter with wall thicknesses of up to 5 inches.



                                                       Pipe Bending Capabilities
                                                      --------------------------
                                                        Maximum PipeMaximum Pipe
          Model                  Location             Diameter    Wall Thickness
          -----                  --------             ---------   --------------


Cojafex PB Special 16        Walker, Louisiana        16 inches     2.5 inches
Cojafex PB Special 16        Laurens, South Carolina  16 inches     2.5 inches
Cojafex PB Special 16        Tulsa, Oklahoma          16 inches     2.5 inches
Cojafex PB-1200              Walker, Louisiana        48 inches     4.0 inches
Cojafex PB-1600              Clearfield, Utah         66 inches     5.0 inches
Cojafex PB-850               Clearfield, Utah         34 inches     3.0 inches
Cojafex PB Special 12        Clearfield, Utah         12 inches     .75 inches

An additional induction pipe bending machine is expected to be delivered to Manana, Bahrain in December, 1998.

          The Company has also developed portable versions of the PB Special 16 and PB Special 8 induction bending machines that are capable of producing multi-directional bends at project sites around the world. The Company has sold several of these machines that are currently being utilized on-site in India to fabricate piping systems for one of the largest grass roots refinery projects ever planned.



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

            The Company utilizes sophisticated plant design software to create virtual three-dimensional piping system models. The result is a clear, understandable picture of the complete project, which allows clients to "walk through", the three-dimensional model for an accurate design review. The Company currently operates 25 workstations utilizing the plant design software.

            The Company's engineering capabilities are directly linked to the Company's fabrication shops and the Company's proprietary computer aided design system, SHAW-DRAW(TM). SHAW-DRAW(TM) converts certain customer design drawings to the Company's detailed production drawings in seconds, significantly reducing the lead-time required before fabrication can begin and substantially eliminating detailing errors. The Company has also implemented SHAW-MAN(TM), which efficiently manages and controls the movement of all required materials into and through each stage of the fabrication process utilizing bar code technology. These proprietary programs enhance the planning and scheduling efforts for Shaw's customers, helping to reduce total installed costs and project cycle times.

Pipe Fittings Manufacturing

            Shaw's manufacturing capabilities extend to specialty stainless, alloy and carbon steel pipe fittings for the electric power, refining, chemical, oil and gas and other industries, including the pulp and paper, pharmaceutical and food processing industries. These fittings include stainless and other alloy elbows, tees, reducers and stub ends ranging in size from 1/2 to 48 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches. In addition to its manufacturing facility in Shreveport, Louisiana, Shaw has manufacturing outlets in New Jersey, Georgia,
Louisiana, Texas and Oklahoma which also distribute pipe and fittings manufactured by third parties. Shaw's in-house manufacturing capabilities for pipe fittings further enhance the Company's piping package, enable the Company to realize greater efficiencies in the purchase of raw materials, help reduce overall lead times and lower total installed costs, and are additional steps in the Company's commitment to being a "Total Piping Resource".

Project Construction and Maintenance

            With the acquisitions of two industrial construction and maintenance businesses in fiscal 1997 and three in fiscal 1998, the Company expanded its piping package to include on-site piping systems installation and broadened its overall project scope to include total project construction and plant maintenance services for the refining, petrochemical, chemical, oil and gas and power industries. These capital-intensive projects include grass roots facilities, as well as plant expansions and upgrades. Shaw's services incorporate most of the construction disciplines, including civil, structural and steel erection, mechanical/equipment installation and assembly, piping erection, skid and modular unit fabrication and assembly, constructability reviews, materials and labor procurement and management, ASME code work and plant maintenance. As a result of these acquisitions, the Company has an established regional presence, in Gulf Coast region of the United States and in the UK, Australia and Venezuela and has plans to expand domestically and internationally.

Markets

            The Company's principal markets are new construction and retrofits in the electric power, refining, petrochemical, chemical and oil and gas industries, both in the United States and internationally. The Company also historically has supplied piping systems to the pulp and paper, pharmaceutical and manufacturing industries.

             The Company's sales were to customers in the following industries (in millions):

                                        Year Ended August 31,
Industry Sector                          1997             1998
---------------                          ----             ----

Power                                   $101.8           $193.5
Chemical                                 130.4            141.4
Refining                                  50.0             83.9
Petrochemical                              *               33.6
Oil and Gas                                *               23.1
Other                                     53.5             26.1
                                        ------           ------
                                        $335.7           $501.6
                                        ======           ======

          * Sales for Petrochemical and Oil and Gas sectors are not segregated and are included elsewhere in the above chart.

          The Company's sales were to customers in the following geographic regions (in millions):

                                           Year Ended August 31,
Geographic Region                           1997             1998
-----------------                           ----             ----

United States                              $232.5           $286.5
Far East/Pacific Rim                         62.6            100.6
Europe                                        4.0             55.8
South America                                18.4             31.9
Middle East                                  12.8             18.4
Other                                         5.4              8.4
                                           ------           ------
                                           $335.7           $501.6
                                           ======           ======

          Prior to February 1994, the Company's international business was conducted exclusively from its plants in the United States. The Company believes that having facilities in certain key international markets assists in securing additional overseas work, specifically for chemical and refining projects, where the piping is generally fabricated at the project site or in a regional shop by local welders. The Company currently has wholly-owned subsidiaries operating in Venezuela, the U.K. and Australia and a joint-venture facility operating in Bahrain.

          In November 1993, the Company entered into a joint-venture agreement to construct and operate a fabrication facility in Bahrain. The Company's joint venture partner is Abdulla Ahmed Nass, a Bahrain industrialist. The Bahrainian joint-venture facility is one of the first modern pipe fabrication facilities in the Middle East and has received the Gulf States Certification from the Gulf Cooperation Council. The Gulf States Certification enables the venture to export products to other Arab countries without payment of additional tariffs. For fiscal 1998, the joint venture had sales of approximately $6,600,000 and the Company's share of the joint venture's net losses were approximately $40,000.

          In the future, the Company's use of joint-venture relationships for foreign operations will be determined on a case-by-case basis depending on market, operational, legal and other relevant factors.

Contracts and Pricing

          The Company obtains orders through competitive bidding, negotiated contracts and awards under Alliance Agreements. The awarding of contracts is frequently not based exclusively on price but on the Company's reputation, experience, know-how and ability to meet project deadlines.

          The Company's contracts are generally priced on either a "unit" price, "fixed/lump-sum", or "cost-plus" basis. A significant portion of the Company's contracts (particularly domestic piping fabrication contracts) are bid on a "unit" price basis, pursuant to which the customer pays an agreed-upon rate for each individual service provided, such as a weld, radiograph inspection, bend or engineering revision, or the amount of inventory items used. Raw materials generally are billed to customers at published prices in effect at the date of the contract, and the Company generally obtains fixed pricing commitments from its suppliers at such time for most of the items necessary to complete the project. The Company thereby minimizes the risk of raw material price increases that may occur during the fabrication process.

          A significant portion of the Company's projects are quoted on a "fixed/lump-sum" price basis. Increasingly, this type of contract is being requested by the Company's customers, particularly for international electric power projects. The Company generally does not quote the actual contract price until it has secured a fixed pricing commitment from its suppliers for most of the items necessary to complete the project, thereby minimizing any risk of price increases between the contract date and the time the project is completed.

          A significant portion of the Company's construction contracts are bid on a "cost-plus" basis. Revenues are recognized on the basis of costs incurred plus the fee earned, measured by the cost-to-cost method.

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

Backlog

          Shaw generally bids for projects that require delivery of piping systems over a period of three to eighteen months. The Company defines its backlog as a "working backlog", which generally includes only projects with a written commitment. Typically, electric power projects remain in the Company's backlog for at least nine months, depending on the size of the project or whether the Company is doing the design and engineering as well as the fabrication and/or erection for a given project. Refining and chemical projects remain in the Company's backlog three to six months on average.

          On occasion, customers will cancel or delay projects for reasons out of the Company's control. Projects will remain in the Company's backlog for longer periods if delays occur. Historically, delays have impacted the Company's operations from time to time, but cancellations have been insignificant. The low cancellation rate is due to the fact that piping systems are one of the final steps in the construction of a project and are essential to the construction of these systems as a whole.

          The Company estimated its backlog at approximately $254 million at August 31, 1998. This compares to the previously announced $154 million and $253 million at August 31, 1996 and 1997, respectively. The Company estimates that $209 million, or 82%, of its backlog at August 31, 1998 will be completed in fiscal 1999.

          The following table breaks out the percentage of backlog in the following industry sectors and geographic regions for the periods indicated:

                                                 At August 31,
                                       1996*           1997*        1998
                                       -----           -----        ----
Industry Sector:
Electric Power                           57%             30%          30%
Chemical                                 32              22           39
Petrochemical                            --              21           11
Refining                                 10              15            8
Oil and Gas                              --               7            9
Other                                     1               5            3
                                        ---             ---          ---
                                        100%            100%         100%
                                        ===             ===          ===
Geographic Region:
Domestic                                 66%             68%          65%
International                            34              32           35
                                        ---             ---          ---
                                        100%            100%         100%
                                        ===             ===          ===

          * Excludes backlog by industry sector and geographic region for the pooled entity, NAPTech, Inc., which is not available.

Customers and Marketing

          The Company's customers are principally major multi-national engineering and construction firms, equipment manufacturers and industrial corporations. For fiscal 1998, no single customer represented more than 10% of the Company's sales.

          As of August 31, 1998, the Company's marketing efforts are principally conducted through its own full-time employed sales force comprised of 64 employees. In addition, certain customers and territories are covered by independent representatives. The Company's sales force is paid a base salary plus, when applicable, an annual bonus, while independent representatives receive commissions.



Raw Materials and Suppliers

          The Company's principal raw materials are carbon steel, stainless and other alloy piping, which it obtains from a number of domestic and foreign primary steel producers. The Company believes that it is not generally dependent upon any one of its suppliers for raw materials, that the market is extremely competitive and that its relationship with its suppliers is good. Certain types of raw materials, however, are available from only one or a few specialized suppliers, and the Company has experienced sourcing problems in the past; there can be no assurance that sourcing problems will not occur in the future.

          Shaw purchases a majority of its piping directly from manufacturers. This eliminates the need for a distributor and results in lower costs to the Company. Because of the volume of these materials purchased, the Company is often able to negotiate advantageous purchase prices for piping. Certain items are kept in stock at each of the Company's facilities and are transported between facilities as required. The Company obtains more specialized materials from suppliers when required for a project.

          At the time of obtaining a contract, the Company generally obtains fixed pricing commitments from its suppliers for most of the items necessary to complete the project, thereby minimizing any risk of price increases that may occur during the fabrication process. See "Contracts and Pricing".

Industry Certifications

          In order to perform fabrication and repairs of coded piping systems, the Company's domestic construction operations and fabrication facilities, as well as its subsidiaries in Derby, UK and Maracaibo, Venezuela, have obtained the required American Society of Mechanical Engineers (ASME) certification (S,U & PP stamps), and its facilities in Laurens, South Carolina; Walker, Louisiana; Derby, UK; and Maracaibo, Venezuela have obtained the National Board certification (R stamp). In addition, the Laurens, South Carolina and the Troutville, Virginia facilities are licensed to fabricate piping for nuclear power plants and are registered by the International Organization of Standards (ISO 9002). The Company's engineering subsidiary and its UK operations are also registered by the International Organization of Standards (ISO 9001), as is its pipe support fabrication facility (ISO 9002).

Patents, Trademarks and Licenses

          The Company does not own any material patents, registered trademarks or licenses. However, the Company considers its design and project control systems, SHAW-DRAW(TM) and SHAW-MAN(TM), to be proprietary information of the Company.

Competition

          In the piping engineering and fabrication segments, the Company experiences significant competition from a limited number of competitors in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators. Internationally, the principal competitors are divisions of large industrial firms. Some of the Company's competitors, especially in the international sector, have greater financial and other resources than the Company.

          In the construction segments, the Company has numerous regional, national and international competitors, many of which have greater financial and other resources than the Company.

          Orders are obtained by the Company through competitive bidding, negotiated contracts and awards under Alliance Agreements. In a competitive bid, the awarding of contracts is frequently not based solely on price but also on the Company's reputation experience, know-how and ability to meet project deadlines.

Employees

          At August 31, 1998, the Company employed approximately 4,500 full-time employees, 786 of whom are represented by unions. Of the total employees, 189 worked in the Company's wholly owned subsidiary in Venezuela and 446 worked in the United Kingdom and Australia. In 1998, a five-year agreement was reached between the Company and a union whereby several of the Company's subsidiaries in the United States are represented by local affiliates of the union.

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

ITEM 2.  Properties

          The principal properties of the Company at August 31, 1998 are as follows:


       Location                             Description                                                 Square Feet
Baton Rouge, LA                  Corporate Headquarters                                                 20,000(1)
Laurens, SC                      Pipe Fabrication Facility                                             200,000(2)
Prairieville, LA                 Pipe Fabrication Facility                                              60,000(1)
West Monroe, LA                  Pipe Fabrication Facility                                              70,000
Walker, LA                       Pipe Fabrication Facility                                             154,000(2)
Maracaibo, Venezuela             Pipe Fabrication Facility                                              45,000
Tulsa, OK                        Pipe Fabrication Facility                                             158,600(2)
Clearfield, UT                   Pipe Fabrication Facility                                             335,000(2)
Houston, TX                      Pipe Fabrication Facility                                              12,000
Troutville, VA                   Pipe Fabrication Facility                                             150,000(1)
Derby, U.K.                      Pipe Fabrication Facility                                             200,000(1)
Wolverhampton, U.K.              Pipe Fabrication Facility                                              43,000(1)
Baton Rouge, LA                  Distribution Facility                                                  30,000(1)
Englewood, NJ                    Design and Engineering Headquarters                                    14,000(1)
Longview, TX                     Pipe Supports Manufacturing and Fabrication Facility                   28,000
Shreveport, LA                   Piping Components and Manufacturing Facility                          385,000(2)
Shreveport, LA                   Pipe Storage Facility                                                  40,000(2)
Houston, TX                      Pipe Fittings Distribution Facility                                   107,000(1)
Vacaville, CA                    Pipe Supports Manufacturing Facility                                   43,000(1)
Baton Rouge, LA                  Construction, Administrative, Warehouse and Fabrication Facility       32,400(2)
Baton Rouge, LA                  Divisional Offices                                                     12,000
Delcambre, LA                    Offshore Construction and Fabrication Facility                         80,000

(1)  Leased facility.        (2) Encumbered with debt.

          The Bahrain joint venture leases a 94,000 square foot pipe fabrication facility in Manama, Bahrain.

          The Company considers each of its current facilities to be in good operating condition and adequate for its present use.

ITEM 3.  Legal Proceedings

          The company is involved in various lawsuits in the ordinary course of its business. Although the outcome of certain of these matters cannot be predicted, management believes based upon information currently available, that none of such lawsuits, if adversely determined, would have a material adverse effect on its financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

          The company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1998.


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

                                                       High                Low
Fiscal year ended August 31, 1997
  First quarter                                       $37  --           $21 7/8
  Second quarter                                       26 3/4            18 5/8
  Third quarter                                        23 3/4            12 1/2
  Fourth quarter                                       22 1/4            15 3/4

Fiscal year ended August 31, 1998
  First quarter                                       $24 3/8           $17 3/4
  Second quarter                                       26 3/8            18 1/2
  Third quarter                                        25 5/8            22 1/8
  Fourth quarter                                     27 15/16            8 1/16

Fiscal year ending August 31, 1999
  First quarter (through November 16, 1998)         $10 15/16           $ 6 3/8

          The closing sale price of the Common Stock on November 16, 1998, as reported on the NYSE, was $8 7/8 per share. As of November 20, 1998, the Company had approximately 3,750 total shareholders.

          The Company has not paid any dividends on the Common Stock and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no dividends are expected to be declared or paid on the Common Stock for the foreseeable future. While the declaration of dividends is at the discretion of the Company's Board of Directors, the Company is subject to certain prohibitions on the payment of dividends under the terms of existing credit facilities.

          On July 29, 1998 the Company issued an aggregate of 645,000 shares of its Common Stock in exchange for all of the remaining capital stock of Bagwell. The Common Stock was issued to the former shareholders of Bagwell pursuant to Regulation D under the Securities Act of 1933, as amended, and was valued at an aggregate of $13.0 million as of the date of exchange.

ITEM 6.  Selected Consolidated Financial Data

          The  following  table  presents,  for the  periods and as of the dates indicated, selected statement of income data and balance sheet data of the Company on a consolidated basis. The selected historical consolidated financial data for each of the three fiscal years in the period ended August 31, 1998 presented below have been derived from the Company's audited consolidated financial statements. Such data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information has been restated to exclude discontinued operations.




                                                                           YEAR ENDED AUGUST 31,

                                                      1994           1995         1996         1997          1998
                                                      ----           ----         ----         ----          ----
                                                    (1)(2)(4)(9)   (1)(5)(9)    (1)(6)(9)     (7) (9)         (8)
                                                                 (in thousands, except per share amounts)

Consolidated Statements of Income
Sales                                                $131,145     $156,922     $248,969     $335,734      $501,638
                                                      =======     ========     ========     ========      ========

Income from continuing operations                    $  3,236     $  3,912     $  6,915     $ 14,300      $ 16,232
                                                     ========     ========     ========     ========      ========

Basic income per common share from
   continuing operations (3)                         $    .40     $    .44     $    .71     $   1.23      $   1.29
                                                     ========     ========     ========     ========      ========

Diluted income per common share from
   continuing operations (3)                         $    .39     $    .43     $    .69     $   1.20      $   1.26
                                                     ========     ========     ========     ========      ========


Consolidated Balance Sheets
Total assets                                         $105,454     $121,084     $218,503     $262,459      $389,844
                                                     ========     ========     ========     ========      ========

Long-term debt obligations,
   net of current maturities                         $  7,906     $ 11,718     $ 36,840     $ 39,039      $ 91,715
                                                     ========     ========     ========     ========      ========

Cash dividends declared per common share             $      0     $      0     $      0     $      0      $      0
                                                     ========     ========     ========     ========      ========


(1) Restated to account for the acquisition of NAPTech, Inc., which was completed on January 27, 1997, and which was accounted for using the pooling-of-interests method.

(2) In connection with the initial public offering of the Company's common stock, the Company's shareholders approved a stock split and recapitalization on December 6, 1993 which caused the number of outstanding shares to increase from 4,567.5 to 5,602,000. For fiscal 1994, the per share data have been adjusted to give effect to the stock split.

(3) Earnings per share amounts for fiscal 1994, 1995, 1996 and 1997 have been restated for the adoption of Statement of Financial Standards No. 128, "Earnings Per Share."

(4) Includes the acquisition of the assets of Fronek Company, Inc. and F.C.I. Pipe Support Sales, Inc. in fiscal 1994.

(5) Includes the acquisition of the 50% interest of the other participant in the Company's joint venture located in Venezuela in fiscal 1995.

(6) Includes the acquisitions of the assets of Word Industries Pipe Fabricating, Inc. and certain affiliates and of Alloy Piping Products, Inc. in fiscal 1996. See Note 3 of "Notes to Consolidated Financial Statements."

(7) Includes the acquisitions of Pipe Shields Incorporated and United Crafts, Inc. and certain assets of MERIT Industrial Constructors, Inc. in fiscal 1997. See Note 3 of "Notes to Consolidated Financial Statements."

(8) Includes the acquisitions of certain assets of Prospect and Lancas, Cojafex and Bagwell in fiscal 1998. See Note 3 of "Notes to Consolidated Financial Statements."

(9) Fiscal 1996 and 1997 were restated to exclude the discontinued operations disposed of in fiscal 1998. The effect in fiscal 1994 and 1995 is immaterial. See Note 17 of "Notes to Consolidated Financial Statements."

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto.

Recent Acquisitions and Disposals

          On January 16, 1996, the Company purchased certain assets and assumed certain liabilities of Word Industries Pipe Fabricating, Inc, TS&M Corporation and T.N. Word and certain of Mr. Word's family members (collectively, "Word"). The acquisition of Word increased the Company's production capacity and added a facility in Tulsa, Oklahoma. The total purchase price related to the acquisition was approximately $4.2 million, consisting of the issuance of 385,000 shares of the Company's Common Stock valued at $3.4 million and cash and acquisition costs of approximately $750,000.

          Effective March 1, 1996, the Company acquired all of the outstanding capital stock of Alloy Piping Products, Inc. ("APP"), a leading United States manufacturer of specialty stainless and carbon steel pipe fittings and other stainless pipe products, and the assets of an APP-related entity, Speedline. In connection with the acquisition of APP, the Company issued 541,177 shares of the Company's Common Stock valued at $6.8 million and paid cash and acquisition costs of $11.6 million.

          Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated ("Pipe Shields"), an industrial pipe insulation company located in Vacaville, California, for approximately $2.5 million in cash, net of cash received.

          On January 27, 1997, the Company acquired all of the outstanding stock of NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah, and the 335,000 square foot facility that NAPTech, Inc. leased from a related entity (collectively, "NAPTech"). In connection with the acquisition, the Company issued 432,881 shares of the Company's Common Stock. The transaction was accounted for using the pooling-of-interests method, and accordingly the financial information for all periods presented has been restated to include the financial information of NAPTech.

          Effective   February  1,  1997,  the  Company  purchased  all  of  the outstanding capital stock of United Crafts, Inc. ("UCI"), now named Shaw Constructors, Inc., an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash and acquisition costs of $8.2 million.

          On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. ("MERIT"), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1.3 million in cash and acquisition costs, 62,500 shares of the Company's Common Stock valued at $1.3 million, options to purchase 25,000 shares of the Company's Common Stock at $20.25 per share, as well as the assumption of approximately $340,000 of debt.

          On October 8, 1997, the Company purchased the capital stock of Pipework Engineering and Developments Limited ("PED"), a pipe fabrication company in Wolverhampton, United Kingdom, for $699,000 in cash and acquisition costs, net of cash received, and notes payable to former stockholders of $1,078,000.

         On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect of Derby, United Kingdom, for approximately $16.6 million in cash and acquisition costs, net of cash received. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex, a piping systems fabrication business located in Troutville, Virginia; Aiton Australia, a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and PEL, a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo, a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex and CBP, all of the capital stock of Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans. Excluded from the purchase price is $1.4 million, which represents the fair value of the assets and liabilities of a discontinued operation, CBP. The sale of the assets of CBP was consummated in 1998 at no gain or loss.

          On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, a construction company in Punto Fijo, Venezuela for approximately $2.7 million in cash and acquisition costs, net of cash received.

          On January 19, 1998, the Company completed the acquisition of all of the outstanding capital stock of Cojafex of Rotterdam, Holland for $8.5 million; $4.6 million of cash and acquisition costs of which was paid at closing (net of cash received). The balance of the purchase price will be paid through December 31, 2003. Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and agricultural applications, and using such technology, Cojafex designs, engineers, manufactures, markets and sells such induction bending machines.

          On July 28, 1998, the Company completed the acquisition of all of the outstanding capital stock of Bagwell. Total consideration paid was $1.8 million of cash and acquisition costs and 645,000 shares of the Company's Common Stock valued at $13.0 million. Bagwell specializes in the fabrication and construction of offshore modules, topsides, heliports, vessels and offshore platforms, as well as management of offshore construction and maintenance work. Bagwell had revenues of approximately $30 million for its most recent fiscal year ended February 28, 1998.

          See Note 3 of the Notes to Consolidated Financial Statements for discussions regarding these acquisitions.

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo, a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. Proceeds from the sale of these operations totaled approximately $1.2 million in net cash and notes receivable of approximately $7.4 million, which resulted in a net gain on the disposal of $2.6 million, net of tax. The results of these operations have been classified as discontinued operations in the consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $0.4 million, $2.6 million, and $7.7 million in 1996, 1997 and 1998, respectively.

Results of Operations

          General

          The following table sets forth, for the periods indicated, the percentages of the Company's sales that certain income and expense items represent:

                                                                           Year Ended August 31,
                                                                  1996             1997             1998
                                                                  ----             ----             ----

Sales                                                             100.0%            100.0%          100.0%
Cost of sales                                                      83.7              80.9            84.1
                                                                   ----              ----            ----
Gross profit                                                       16.3              19.1            15.9
General and administrative expenses                                10.7              11.2             9.7
                                                                  -----             -----            ----
Operating income                                                    5.6               7.9             6.2
Interest expense                                                   (2.0)             (2.0)           (1.7)
Other income, net                                                   0.4               0.0             0.1
                                                                   ----              ----            ----
Income before income taxes                                          4.0               5.9             4.6
Provision for income taxes                                          1.3               1.8             1.4
                                                                   ----              ----            ----
Income from continuing operations before earnings (losses) from
  unconsolidated entity                                             2.7               4.1             3.2
Earnings (losses) from unconsolidated entity                        0.1               0.2             0.0
                                                                    ---               ---             ---
Income from continuing operations                                   2.8               4.3             3.2
Discontinued operations, net of tax:
   Operating results                                                0.1              (0.1)             .1
   Net gain on disposals                                             --                --              .5
                                                                   ------            -----           ----
Net income                                                          2.7%              4.2%            3.8%
                                                                   ====              ====            ====


          Fiscal 1998 Compared to Fiscal 1997

          Sales increased 49.4% for fiscal 1998 to $501.6 million from $335.7 million for fiscal 1997. Gross profit increased 24.4% to $79.6 million for fiscal 1998 from $64.0 million for fiscal 1997. Approximately $112 million of the increase in sales relates to sales of subsidiaries acquired during fiscal 1998.

The Company's sales were to customers in the following geographic regions:

                                  Fiscal 1997                    Fiscal 1998
                       ----------------------------     ------------------------
                           (in millions)      %          (in millions)       %

Geographic Region:
  U.S.A.                    $ 232.5           69.3%         $286.5         57.1%
  Far East/Pacific Rim         62.6           18.6           100.6         20.0
  Middle East                  12.8            3.8            18.4          3.7
  South America                18.4            5.5            31.9          6.4
  Europe                        4.0            1.2            55.8         11.1
  Other                         5.4            1.6             8.4          1.7
                             ------          -----          ------        -----
                             $335.7          100.0%         $501.6        100.0%
                             ======          =====           =====        =====

         The Company's sales were to customers in the following industry sectors:

                           Fiscal 1997                       Fiscal 1998
                 -----------------------------      --------------------------
                   (in millions)      %             (in millions)     %
Industry Sector:
  Power              $101.8           30.3%            $193.5         38.6%
  Refining             50.0           14.9               83.9         16.7
  Chemical            130.4           38.9              141.4         28.2
  Petrochemical         *              *                 33.6          6.7
  Oil and Gas           *              *                 23.1          4.6
  Other                53.5           15.9               26.1          5.2
                     ------          -----             ------        -----
                     $335.7          100.0%            $501.6        100.0%
                     ======          =====             ======        =====

          * Sales for Petrochemical and Oil and Gas sectors are not segregated and are included elsewhere in the above chart.

     Revenues in fiscal 1998 from all  geographic  areas  increased  over fiscal
1997 levels primarily due to the Company's continued expansion through acquisitions. The Company's domestic market for its construction services continues to expand while sales from the Company's pipe fabrication and bending operations declined in fiscal 1998 due to the substantial completion of a large mining contract in fiscal 1997. With respect to the Far East/Pacific Rim region, the Company expects that sales in the foreseeable future will be negatively impacted by the economic problems in the region, although the Company has not experienced any significant project cancellations, only delays in the commencement of work. The Company believes that the long-term outlook for growth in sales in the South America region is positive based upon the current economic outlook, the prospective projects identified by the Company and the Company's existing presence and contacts in the region, particularly in Venezuela; however, there are short-term economic and political uncertainties that will likely negatively impact sales growth in the region in fiscal 1999. The increase in sales to Europe in fiscal 1998, compared to the prior year, is primarily due to the acquisitions of the Company's United Kingdom operations (PED and certain of the Prospect businesses) in the first quarter of fiscal 1998. The Company is still in process of integrating these UK operations with Shaw's strategies and procedures and expects to be completed with this process during fiscal 1999. Until such time, the Company expects sales to Europe to be negatively impacted.

          Gross margins for fiscal 1998 decreased to 15.9% from 19.1% from fiscal 1997 due primarily to the following factors: (i) a higher volume of construction and maintenance work, which typically produces a lower gross profit margin; (ii) reduced gross margins on the Company's manufactured products due to pricing pressure experienced in 1998 from foreign imports; and (iii) lower margins realized from the Company's UK operations since the acquisition of PED and certain businesses of Prospect. The Company expects that construction and maintenance work will continue to be a significant portion of its operations, and gross margins may be at lower than historical levels as a result. With regard to the pricing pressures from foreign imports on its manufactured products, the Company does not foresee a change in these pressures in the short-term. While the UK market has historically produced lower margins than other markets, the Company is in the process of integrating these operations with the Company's operating processes, which the Company believes will enhance the overall profitability of the operation. By the end of the second quarter of fiscal 1999, the Company will have terminated approximately 55% of the UK workforce, which will result in future cost savings. The related contractual severance costs have been included as a cost of the acquisition of the businesses.

          General and administrative expenses for fiscal 1998 increased $11.1 million to $48.5 million, as compared to $37.4 million in fiscal 1997. Approximately, $9 million of the increase relates to general and administrative expenses of newly acquired subsidiaries, including those owned for only part of fiscal 1997. The remaining increase in these expenses relates to increased costs of corporate overhead due to the increase in the Company's operations. As a percentage of sales, however, general and administrative expenses decreased from 11.2% in fiscal 1997 to 9.7% in fiscal 1998.

          Interest expense for fiscal 1998 was $8.5 million, up 25.0% from the $6.8 million incurred in fiscal 1997, primarily due to increased borrowings resulting from the expansion of business and the acquisitions of Prospect, Cojafex, PED and Lancas in 1998.

          The Company's effective tax rates for fiscal 1997 and fiscal 1998 were 30.6% and 30.2%, respectively. The decrease in the fiscal 1998 rates from fiscal 1997 was primarily due to additional tax savings from higher foreign sales and foreign sourced income taxed at lower rates partially offset by lower state income tax incentives and refunds.

          Fiscal 1997 Compared to Fiscal 1996

         Sales increased 34.8% for fiscal 1997 to $335.7 million from $249.0 million for fiscal 1996. Gross profit increased 58.0% to $64.0 million for fiscal 1997 from $40.5 million for fiscal 1996. Approximately $68 million of the sales increase relates to sales of newly acquired subsidiaries, including those owned for only part of fiscal 1996. The remaining increase was due primarily to increased sales for projects in the domestic chemical and other sectors (primarily mining), and the foreign power sector, offset by a decrease in the domestic refining sector.

          The Company's sales were to customers in the following geographic regions:

                                Fiscal 1996                     Fiscal 1997
                       ----------------------------    ------------------------
                         (in millions)        %          (in millions)     %
Geographic Region:
  U.S.A.                  $ 173.3            69.7%        $232.5         69.3%
  Far East/Pacific Rim       39.6            15.9           62.6         18.6
  Middle East                21.4             8.6           12.8          3.8
  Latin America               2.6             1.0           18.4          5.5
  Europe                      9.0             3.6            4.0          1.2
  Other                       3.1             1.2            5.4          1.6
                         --------         -------       --------      -------
                           $249.0           100.0%        $335.7        100.0%
                           ======           =====         ======        =====

          The Company's sales were to customers in the following industry sectors:

                               Fiscal 1996                     Fiscal 1997
                     -----------------------------       ---------------------
                       (in millions)      %          (in millions)          %
Industry Sector:
  Power                  $  86.7            39.0%       $ 101.8            30.3%
  Refining                  62.4            28.1           50.0            14.9
  Chemical                  62.1            28.0          130.4            38.9
  Other                     10.8             4.9           53.5            15.9
                          ------         -------        -------           ------
                           222.0           100.0%       $ 335.7           100.0%
                                         =======        =======
  Pooled Sales *            27.0
                          ------
                          $249.0
                          ======
     * Sales by industry sector for the pooled entity, NAPTech, are not available.

          Gross margins for fiscal 1997 increased to 19.1% from 16.3% for fiscal 1996. This increase was due primarily to improved profitability on domestic process projects, an increase in revenues from the power segment and an increase in the sale of value-added services, such as engineering and design.

          General and administrative expenses for fiscal 1997 increased $10.8 million to $37.4 million, as compared to $26.6 million in fiscal 1996. Approximately $5.6 million of the increase relates to general and administrative expenses of newly acquired subsidiaries, including those owned for only part of fiscal 1996. Additionally, the Company incurred merger and business combination costs of approximately $700,000 related to the NAPTech acquisition, which was accounted for using the pooling-of-interests method. These acquisition-related costs are included in general and administrative expenses for the year ended August 31, 1997. See Note 3 of Notes to Consolidated Financial Statements. The remaining increase in these expenses relates to variable costs associated with increased sales.

          Interest expense for fiscal 1997 was $6.8 million, up 40.5% from the $4.8 million incurred in fiscal 1996, primarily due to increased borrowing resulting from the expansion of business and the acquisitions of Pipe Shields, UCI and MERIT in 1997.

          The Company's effective tax rates for fiscal 1996 and fiscal 1997 were 32.1% and 30.6%, respectively. The decrease in the fiscal 1997 rates from fiscal 1996 was primarily due to state income tax incentives and refunds. The majority of these incentives and refunds may not be recurring; however, any increase in state income taxes should be partially offset by additional tax savings from foreign sales.

Liquidity and Capital Resources

          Net cash used in operations was $3.2 million for fiscal 1998, compared to net cash provided by operations of $7.6 million for fiscal 1997. For fiscal 1998, net cash was favorably impacted by net income of $19.2 million, depreciation and amortization of $10.3 million, increases of $5.8 million in accounts payable and $8.4 million in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts and a decrease of $4.2 million in inventories. Offsetting these positive factors were increases of $38.3 million in receivables and $7.5 million in costs and estimated earnings in excess of billings on uncompleted contracts.

          The increase in receivables was primarily attributable to a higher volume of sales activity. Receivables from contracts which are subject to renegotiations or legal proceedings during fiscal 1998 (see Note 1 of Notes to Consolidated Financial Statements) also contributed to the increase in receivables. Inventories decreased due to a concentrated effort by the Company to reduce and better manage its inventory levels. Accounts payables and other items changed due to normal operating activities and contract billing provisions.

          Net cash used in investing activities was $38.0 million for fiscal 1998, compared to $28.4 million for fiscal 1997. During fiscal 1998, the Company invested net cash of $18.0 million in connection with the acquisition of the Prospect businesses, net cash of $4.6 million in connection with the acquisition of Cojafex, and $5.1 million in connection with other acquisitions. See Note 3 of Notes to Consolidated Financial Statements. In addition, the Company purchased $14.6 million of property and equipment in fiscal 1998. Major property and equipment purchases include $1.4 million of assets for a new facility in Houston, Texas and $13.2 million of other property and equipment purchases. These uses of cash were partially offset by proceeds from sale of property and equipment of $3.2 million due primarily to the sale of corporate transportation equipment and proceeds from the sale of discontinued operations of $1.2 million.

     Net cash provided by financing activities totaled $40.8 million for fiscal 1998, compared to $22.2 million provided in fiscal 1997. $62.2 million of cash was provided from the issuance of new debt, primarily $60 million of Senior Secured Notes funded in May 1998. The proceeds from the Senior Secured Notes were used primarily to pay down the Company's principal revolving line of credit facility, which had reached a balance of $69.5 million at the time the Senior Secured Notes were funded. The principal revolving line of credit had been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. The Senior Secured Notes are payable primarily to insurance companies, rank in pari passu with the Company's revolving line of credit and are secured by domestic accounts receivable, inventory, intangible assets and bank deposits. Seven equal annual principal payments beginning May 1999 are due with respect to $20 million of the Senior Secured Notes that bear interest at 6.44%, payable semi-annually, and seven equal annual principal payments beginning May 2002 are due with respect to $40 million of the Senior Secured Notes that bear interest at 6.93%, payable semi-annually. See Note 6 of Notes to Consolidated Financial Statements.

          In May 1998, in connection with the private placement of the Senior Secured Notes, the Company entered into a new three-year secured revolving line of credit facility with its existing commercial lenders providing for a line of credit of up to $100 million. This replaced the Company's secured revolving line of credit of up to $77 million and the Company's unsecured revolving line of credit of up to $17 million with such commercial lenders. The Company believes that its current financing arrangements are sufficient to support its operations for the next twelve months.

         Subsequent to August 31, 1998, in accordance with a plan adopted by the Board of Directors, the Company began to repurchase shares of the Company's Common Stock through open market and block transactions. The Board has approved acquisition of up to 2,700,000 shares, or approximately 20% of the shares outstanding at August 31, 1998. As of November 24, 1998, 1,473,100 shares of
Common Stock had been repurchased at a total price, including brokerage commissions, of $12.7 million. This repurchase of stock has been financed by the Company's principal revolving line of credit facility (see Note 7 of Notes to Consolidated Financial Statements).

Year 2000 Compliance

         The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900. During 1998, the Company's executive management and Board of Directors began implementation of a program to identify, evaluate and address the Company's Y2K risks to ensure that its Information Technology ("IT") systems and non-IT systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company is attempting to assess the Y2K risks associated with its significant customers and suppliers.

     In general, the Company's program for identifying, evaluating and addressing its Y2K risks for both IT and non-IT systems involves preliminary assessments by Company personnel, detail audits and assessments by consultants (scheduled to be completed by February 28, 1999 and estimated to cost approximately $150,000) and correction or replacement of any non-compliant systems.

         The Company is currently evaluating its IT systems for Y2K compliance. Over the last 18 months, the Company has been evaluating, updating and consolidating its principal IT systems. While this project was undertaken primarily to integrate the Company's various operations and increase the efficiency, accuracy and usefulness of the Company's IT systems, the Company has been able to evaluate and address its Y2K risks with respect to its principal IT systems without incurring significant additional costs. The Company's non-compliant IT systems are currently scheduled for replacement or modification to Y2K compliant systems by June 1999.

         Regarding the Company's non-IT systems, which primarily consist of systems with embedded technology, the Company is in the process of completing its preliminary assessment of all date-sensitive components. Upon completion of its assessment, the Company will replace or modify other non-compliant non-IT systems as necessary.

     The Company has not incurred significant costs related to Y2K compliance as of August 31, 1998. Based upon the information currently available, the Company does not believe that the cost to modify or replace its non-compliant IT and non-IT systems will be significant; however, there can be no assurance that such cost will not materially and negatively impact its financial condition or results of operations.

         Based on its preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which could have a material adverse effect on the Company's financial condition or results of operations. As part of its assessment of the Y2K risk associated with third parties' systems, the Company intends to contact its significant material suppliers and customers to determine their level of Y2K compliance. The Company has scheduled to complete its assessment by June 1999.

         Based upon the outcome of its assessments and audits and the information derived from its significant customers and suppliers, the Company will develop specific contingency plans to address certain risk areas, as needed, beginning in July 1999. There can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

Financial Accounting Standards Board Statements

          In February 1997, Statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128") was issued which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. See Note 12 of Notes to Consolidated Financial Statements.

         In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The provisions of this statement are effective for the Company's fiscal year ending August 31, 2000. Management does not believe that the impact of adopting this statement will have a material impact on the Company's financial position or results of operations.

         In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and will require costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard will be written off and reflected as a cumulative effect of a change in accounting principle. As of August 31, 1998, the Company had total deferred organizational costs of approximately $850,000. The Company intends to adopt this new requirement in fiscal 2000.



ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information about the Company's future maturities of principal for outstanding debt instruments and fair value at August 31, 1998. All instruments described are non-trading instruments ($ in millions).


                                1999     2000    2001     2002       2003     Thereafter      Total        Fair Value
                                ----     ----    ----     ----       ----     ----------      -----        ----------

Long-term Debt
  Fixed rate                  $6.2       $7.5    $4.5     $12.8      $10.1       $40.2        $81.3             $84.0
    Average interest rate      6.9%       7.0%    6.7%      7.2%       6.7%        6.7%         6.8%              --
  Variable rate               $3.1       $3.2    $4.4     $ 3.3      $ 3.4       $ 2.3        $19.7             $19.7
    Average interest rate      7.6%       7.6%    7.7%      7.6%       7.6%        7.7%         7.6%
--

Short-term Debt
  Variable rate               $20.9       --       --       --         --          --         $20.9             $20.9
    Average interest rate       7.3%      --       --       --         --          --           7.3%              --


Foreign Currency Risks

          Although the majority of the Company's transactions are in U.S. dollars, the Company does have certain of its subsidiaries which conduct their operations in various foreign currencies. The Company currently does not use any off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different than the local currency of the particular operation. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company has historically used these instruments primarily in the buying and selling of certain pipe bending machines. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of August 31, 1998, the Company does not have any outstanding forward exchange contracts. See Notes 1 and 16 of Notes to the Consolidated Financial Statements.

ITEM 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----


Report of Independent Public Accountants......................................23

Consolidated Balance Sheets as of August 31, 1997 and 1998...............24 - 25

Consolidated Statements of Income for the years ended
  August 31, 1996, 1997 and 1998..............................................26

Consolidated Statements of Shareholders' Equity for the years ended August 31, 1996, 1997 and 1998........................................27

Consolidated Statements of Cash Flows for the years
  ended August 31, 1996, 1997 and 1998...................................28 - 29

Notes to Consolidated Financial Statements...............................30 - 51

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

                  We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries as of August 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

/s/  Arthur Andersen LLP                      /s/ Hannis  T. Bourgeois,L.L.P.
------------------------                      -------------------------------

Arthur Andersen LLP                           Hannis T. Bourgeois,L.L.P.
New Orleans, Louisiana                        Baton Rouge, Louisiana

October 22, 1998



                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         As of August 31, 1997 and 1998
                             (Dollars in thousands)

                                                       ASSETS

                                                                             1997                1998
                                                                             ----                ----

Current assets:
  Cash and cash equivalents                                              $     4,358         $      3,743
  Accounts receivable, net                                                    84,167              140,631
  Receivables from unconsolidated entity                                       1,453                1,758
  Inventories                                                                 70,310               65,861
  Cost and estimated earnings in excess of billings
     on uncompleted contracts                                                  3,236               19,797
  Prepaid expenses                                                             2,352                4,948
  Deferred income taxes                                                        2,855                4,697
  Other current assets                                                         2,615                9,559
  Current assets of discontinued operations                                    1,956                 --
                                                                            --------              -------
         Total current assets                                                173,302              250,994

Investment in unconsolidated entity                                            4,005                3,965

Property and equipment:
  Transportation equipment                                                     4,893                3,153
  Furniture and fixtures                                                       8,331               10,756
  Machinery and equipment                                                     46,637               65,158
  Buildings and improvements                                                  22,770               32,920
  Land                                                                         3,973                5,923
                                                                            --------              -------
                                                                              86,604              117,910
Less: Accumulated depreciation                                               (17,705)             (25,050)
                                                                            --------              -------
                                                                              68,899               92,860

Goodwill, net of accumulated amortization of $493
 and $1,430 at August 31, 1997 and 1998, respectively                         11,100               33,356

Assets of discontinued operations                                              1,466                  --

Other assets                                                                   3,687                8,669
                                                                            --------             --------
                                                                            $262,459             $389,844
                                                                            ========             ========


                                   (Continued)



     The accompanying notes are an integral part of these statements.



                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                           As of August 31, 1997 and 1998
                                               (Dollars in thousands)

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    1997                1998


Current liabilities:
  Outstanding checks in excess of bank balance                                    $   676           $   4,009
  Accounts payable                                                                 30,713              45,307
  Accrued liabilities                                                               8,622              24,831
  Current maturities of long-term debt                                              6,392               9,314
  Revolving lines of credit                                                        29,146              20,898
  Deferred revenue-prebilled                                                        3,582               1,813
  Advanced billings and billings in excess of cost and estimated
     earnings on uncompleted contracts                                                834              14,367
  Current liabilities of discontinued operations                                      380                --
                                                                                  -------             -------
         Total current liabilities                                                 80,345             120,539

Long-term debt, less current maturities                                            39,039              91,715

Deferred income taxes                                                               5,260               6,895

Commitments and contingencies                                                       --                  --

Shareholders' equity:
  Preferred stock, no par value,
    5,000,000 shares authorized;
    no shares issued and outstanding                                                --                  --
  Common stock, no par value,
    50,000,000 shares authorized;
    19,151,309 and 19,942,782 shares issued, respectively;
    12,488,393 and 13,279,866 shares outstanding,  respectively                   104,870             119,360
  Retained earnings                                                                39,773              58,950
  Cumulative translation adjustments                                                 --                  (420)
  Unearned restricted stock compensation                                             --                  (367)
  Treasury stock, 6,662,916 shares                                                 (6,828)             (6,828)
                                                                                 --------             -------
         Total shareholders' equity                                               137,815             170,695
                                                                                 --------             -------
                                                                                 $262,459            $389,844
                                                                                 ========             =======

      The accompanying notes are an integral part of these statements.


                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                 For the Years Ended August 31,  1996,  1997 and 1998
                               (Dollars in  thousands,  except per share amounts)

                                                         1996               1997                 1998
                                                         ----               ----                 ----

Income:
  Sales                                                $248,969            $ 335,734           $ 501,638
  Cost of sales                                         208,473              271,759             422,057
                                                        -------            ---------           ---------
Gross profit                                             40,496               63,975              79,581

General and administrative expenses                      26,569               37,377              48,503
                                                        -------            ---------           ---------
Operating income                                         13,927               26,598              31,078

Interest expense                                         (4,823)              (6,778)             (8,471)
Other income, net                                           923                  155                 698
                                                         -------           ---------           ---------
                                                         (3,900)              (6,623)             (7,773)
                                                         -------           ---------           ---------
Income before income taxes                               10,027               19,975              23,305

Provision for income taxes                                3,215                6,112               7,033
                                                         ------            ---------            --------
Income from continuing operations
  before earnings (losses) from unconsolidated entity     6,812               13,863              16,272

Earnings (losses) from unconsolidated entity                103                  437                 (40)
                                                         ------            ---------            --------
Income from continuing operations                         6,915               14,300              16,232

Discontinued operations, net of taxes:
   Operating results                                       (298)                (252)                298
   Net gain on disposals                                    --                --                   2,647
                                                         ------            ---------            --------
Net income                                               $6,617            $  14,048            $ 19,177
                                                         ======            =========            ========

Basic:
Income per common share:
   Continuing operations                                 $  .71            $    1.23            $   1.29
   Discontinued operations                                 (.03)                (.02)                .23
                                                         ------            ---------            --------
Net income per common share                              $  .68            $    1.21            $   1.52
                                                         ======            =========            ========

Diluted:
Income per common share:
   Continuing operations                                 $  .69            $    1.20            $   1.26
   Discontinued operations                                 (.03)                (.02)                .23
                                                         ------            ---------            --------
Net income per common share                              $  .66            $    1.18            $   1.49
                                                         ======            =========            ========



        The accompanying notes are an integral part of these statements.


                                        THE SHAW GROUP INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 For the Years Ended August 31, 1996, 1997 and 1998
                                               (Dollars in thousands)

                                                              Unearned                           Cumulative                 Total
                                       Common Stock        Restricted Stock    Treasury Stock    Translation   Retained Shareholders
                                       ------------                            --------------
                                    Shares     Amount      Compensation    Shares     Amount     Adjustments   Earnings    Equity
                                    ------     ------      ------------    ------     ------     -----------   --------    ------


Balance, September 1, 1995         15,606,924   $ 45,871   $   --       6,662,916    $  (6,828)  $    --       $20,313     $59,356
  Net income                           --          --          --           --           --           --         6,617       6,617
  Shares issued to acquire Word       385,000      3,402       --           --           --           --          --         3,402
  Shares issued to acquire APP        541,177      6,725       --           --           --           --          --         6,725
  Exercise of options                  45,125        281       --           --           --           --          --           281
  Pooled entity:
    Net loss not included in
        reporting period               --           --         --           --           --           --         (906)        (906)
    Share sale                         40,873        570       --           --           --           --          --           570

                                   ------------------------------------------------------------------------------------------------
Balance, August 31, 1996            16,619,099    56,849       --       6,662,916       (6,828)       --       26,024       76,045
  Net income                           --           --         --           --           --           --       14,048       14,048
  Shares issued in public
     offering                        2,398,000    46,986       --           --           --           --          --        46,986
  Shares issued to acquire
      certain assets of MERIT
      Industrial Constructors, Inc.
      and certain of its affiliates     62,500     1,266       --           --           --           --          --         1,266
  Exercise of options                   71,710       433       --           --           --           --          --           433
  Pooled entity:
    Purchase of treasury stock         --           (664)      --           --           --           --          --          (664)
    Distributions to members of
      Freeport Properties, L.C.        --           --         --           --           --           --        (168)         (168)
    Net loss not included in
      reporting period                 --           --         --           --           --           --        (131)         (131)
                                    -----------------------------------------------------------------------------------------------
  Balance, August 31, 1997          19,151,309   104,870       --       6,662,916       (6,828)       --      39,773       137,815
    Net income                                                                                                19,177        19,177
    Restricted stock compensation       30,000       581     (581)          --           --           --         --            --
    Amortization of restricted stock
     compensation                                             214           --           --           --         --            214
    Shares issued to acquire Bagwell   645,000    13,033       --           --           --           --         --         13,033
    Exercise of options                116,473       876       --           --           --           --         --            876
    Translation adjustments             --            --                     --           --           (420)     --           (420)
                                    ----------  --------    -------     ---------     ---------     --------  -------      --------
   Balance, August 31, 1998         19,942,782  $119,360    $ (367)     6,662,916     $ (6,828)     $  (420)  $58,950      $170,695
                                    ==========  ========    =======     =========     =========     ========  =======      ========



      The accompanying notes are an integral part of these statements.



                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended August 31, 1996, 1997 and 1998
                             (Dollars in thousands)

                                                                        1996                 1997               1998
                                                                        ----                 ----               ----

Cash flows from operating activities:
  Net income                                                           $ 6,617             $14,048            $19,177
  Net loss not included in reporting period                               (906)              ( 132)              --
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                        4,992               7,358             10,280
    Provision (benefit) for deferred
      income taxes                                                      (2,803)              2,231                 40
    (Earnings) losses from unconsolidated
      entity                                                              (103)               (437)                40
    Transaction losses                                                     864                   6                702
    Gain on sale of marketable securities                                 (855)                --                --
    Gain on sale of discontinued operations                               --                   --              (3,010)
    Other                                                                 (251)                290                246
 Changes in assets and liabilities, net of effects of acquisitions:
    (Increase) in receivables                                          (16,165)             (2,817)           (38,291)
    (Increase) decrease in cost and estimated
       earnings in excess of billings on uncompleted contracts           1,307              (1,050)            (7,530)
    (Increase) decrease in inventories                                 (20,570)             (5,833)             4,211
    (Increase) decrease in other current assets                           (494)             (1,847)               848
    (Increase) decrease in prepaid expenses                             (1,480)                257             (2,708)
    (Increase) decrease in other assets                                   (851)                311             (1,317)
    Increase in accounts payable                                         9,306                 274              5,842
    Increase (decrease) in deferred
      revenue--prebilled                                                   938               1,742             (1,769)
    Increase (decrease) in accrued
      liabilities                                                       (2,295)             (3,467)             1,660
    Increase (decrease) in advanced billings and billings in
       excess of cost and estimated earnings on uncompleted
       contracts                                                           781              (3,330)             8,355
                                                                      --------            --------             ------
Net cash provided by (used in)
    operating activities                                               (21,968)              7,604             (3,224)

Cash flows from investing activities:
  Investment in unconsolidated entity                                       95              (1,647)              --
  Investment in subsidiaries, net of
    cash received                                                       (9,516)            (11,651)           (27,738)
  Proceeds from sale of property and
    equipment                                                            1,703                 622              3,167
  Proceeds from sale of discontinued operations                           --                  --                1,208
  Purchase of property and equipment                                   (18,478)            (15,832)           (14,616)
  Purchase of marketable securities                                     (1,433)               --                  --
  Proceeds from sale of marketable
    securities                                                           2,288                --                  --
  Payment (issuance) of note receivable to a
    related party                                                         (625)                 87                --
                                                                      ---------           --------            -------
Net cash used in investing activities                                  (25,966)            (28,421)           (37,979)



                                   (Continued)
       The accompanying notes are an integral part of these statements.




                                                                        1996                1997               1998
                                                                         ----               ----               ----
Cash flows from financing activities:
  Net proceeds (repayments) from
    revolving credit agreement                                         31,440             (23,890)           (10,182)
  Proceeds from issuance of debt                                       22,244              15,031             62,154
  Repayment of debt and leases                                         (5,788)            (13,107)           (13,817)
  Increase (decrease) in outstanding
    checks in excess of bank balance                                    2,324              (2,414)             1,725
  Distributions to members of Freeport Properties, L.C.                  --                  (168)              --
  Purchase of treasury stock                                             --                  (664)              --
  Issue common stock                                                      852              47,419                876
                                                                      -------            --------            -------
 Net cash provided by financing activities                             51,072              22,207             40,756
  Effects of exchange rate changes
    on cash                                                              (954)                --                (168)
                                                                      -------             -------            -------
Net increase (decrease) in cash                                         2,184               1,390               (615)

Cash and cash equivalents--beginning
  of year                                                                 784               2,968              4,358
                                                                      -------            --------            -------
Cash and cash equivalents--end of year                                $ 2,968             $ 4,358            $ 3,743
                                                                       ======             =======            =======

Supplemental disclosures:

Cash payments for:
  Interest                                                            $ 4,865            $ 6,663             $ 7,048
                                                                      =======            =======             =======
  Income taxes                                                        $ 7,713            $ 5,784             $ 2,873
                                                                       ======            =======             ========

Noncash investing and financing activities:
  Property and equipment acquired through
    issuance of debt                                                  $    15            $    83             $    85
                                                                      =======            =======             =======
 Investment in subsidiaries acquired
    through issuance of common stock                                  $10,127            $ 1,266             $13,033
                                                                      =======            =======             =======
  Investment in unconsolidated entity
    through reduction in receivables                                  $    89            $   --              $   --
                                                                      =======            =======             =======
  Other current assets acquired through issuance
    of debt                                                           $ 2,132            $   134             $   --
                                                                      ========           =======             =======
  Purchase of inventory and payment of liabilities through
    cancellation of notes receivable to a related party               $   --             $   538             $   --
                                                                      ========           =======             =======
  Investment in subsidiaries acquired through issuance
    of debt                                                           $   --             $  --               $ 4,702
                                                                      ========           =======             =======
  Sale of subsidiaries financed through issuance of
    notes receivables                                                 $   --             $  --               $ 8,792
                                                                      ========           =======             =======


          The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

 Principles of Consolidation

         The consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned subsidiaries (collectively, the Company). All material intercompany accounts and transactions have been eliminated in these financial statements.

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

 Nature of Operations

         The Company is a supplier of industrial piping systems for new construction and retrofit projects throughout the world, primarily for customers in the electric power, refining, chemical, petrochemcial, and oil and gas industries. The Company offers comprehensive design and engineering services, piping system fabrication, industrial construction and maintenance services, manufacturing and sale of specialty pipe fittings and design and fabrication of pipe support systems. The Company's operations are conducted primarily through wholly-owned subsidiaries and one joint venture.

Cash and Cash Equivalents

         For purposes of reporting cash flows, all highly liquid investments with a maturity of three months or less when purchased are cash equivalents. At August 31, 1997 and 1998, the Company included in cash and cash equivalents approximately $1,100,000 and, $1,200,000 respectively, the proceeds of which came from industrial development bond financing. These funds are required to be invested in short-term marketable securities until used for other capital improvements.

Accounts Receivable and Credit Risk

     The Company's customers include major multi-national construction and engineering firms and industrial corporations. Work is performed under contract and the Company believes that its credit risk is minimal. The Company grants short-term credit to its customers.

         At August 31, 1997 and 1998, accounts receivable includes approximately $7,000,000 and $18,000,000, respectively, of receivables and claims due under contracts which are subject to contract renegotiations or legal proceedings and which are recorded at estimated net realizable value. At August 31, 1998, contracts with five customers made up the $18,000,000 balance discussed above. Management believes that the ultimate resolution of these disputes will not have a significant impact on future results of operations.

Allowance for Uncollectable Receivables and Contract Adjustments

         The allowance for uncollectable receivables and contract adjustments of $2,800,000 and $7,100,000 at August 31, 1997 and 1998, respectively, is based on management's estimate of the amount expected to be uncollectable considering historical experience and the information management is able to obtain regarding the financial condition of significant customers. Net provisions to this allowance were not material during fiscal 1997 and were approximately $1,700,000 in fiscal 1998. During fiscal 1998, the Company acquired subsidiaries with allowances of approximately $2,600,000.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods.

Property and Equipment

         Property and equipment are recorded at cost. Additions and improvements are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

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
         Machinery and equipment                  3-18 Years
         Buildings and improvements               8-40 Years

Income Taxes

         The Company provides for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates.

Revenues

         The Company recognizes revenue using the following methods:

         Pipe fabrication contracts - For certain operating units, revenues are recognized upon completion of individual spools of production. A spool consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress.

         For other operating units, revenues are recognized based on the percentage of labor incurred to date to total estimated contract labor for each contract or contract costs incurred to date, excluding the cost of any purchased but uninstalled materials, compared with total estimated contract costs.

         Project construction services - Revenues are measured under the percentage of completion method based primarily on contract costs incurred to date, excluding the costs of any purchased but uninstalled materials, compared with total estimated contract costs. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

         Pipe fittings, manufacturing operations and other services - Revenues are recognized on product sales at the time of shipment or upon completion of the services.

         Provisions for estimated losses for uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment.

Goodwill

         Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over a twenty-year period. The Company periodically assesses the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to the overall operation of the Company.

Financial Instruments, Forward Contracts - Non-Trading Activities

         When considered appropriate, the Company utilizes forward foreign exchange contracts to hedge the anticipated purchases and sales of certain pipe bending machines. Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the Company's future sales and purchases. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in revenues when the hedged transaction occurs. Gains and losses on the early termination or maturity of forward contracts designated as hedges are deferred and included in revenues in the period the hedged transaction is recorded. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value of a forward contract is recognized as a gain or loss in revenues in the period the direct relationship ceases to exist. Future changes in fair value of the forward contracts are recognized as gains or losses in revenues in the period of change.

Reclassifications

         Certain reclassifications have been made to the prior years' financial statements in order to conform to current reporting practices.

New Accounting Standards

         In February 1997, Statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128") was issued which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. SFAS 128 was effective for financial statements issued for periods ending after December 15, 1997, and the Company has restated its eps calculations for all periods presented.

     In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and will require costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard will be written off and reflected as a cumulative effect of a change in accounting principle. As of August 31, 1998, the Company had total deferred organizational costs of approximately $850,000. The Company intends to adopt this new requirement in fiscal 2000.

Note 2--Public Offering of Common Stock

         On December 23, 1996, the Company closed the sale of 2,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21.00 per share less underwriting discounts and commissions. On January 10, 1997, the underwriters for such offering exercised an option to purchase an additional 398,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and other expenses of the offering, totaled approximately $47,000,000 and were used to pay down amounts outstanding under the Company's revolving line of credit. The Company's revolving line of credit has been used to provide working capital, as well as to fund fixed asset and subsidiary acquisitions.

Note 3--Acquisitions

         On  January  16,  1996,  the  Company's   newly  formed,   wholly-owned
subsidiary, Word Industries Fabricators, Inc., purchased certain assets and assumed certain liabilities from Word Industries Pipe Fabricating, Inc. (WIPF), TS&M Corporation and T.N. Word and certain of his family members (collectively,
Word). The acquisition was completed through the issuance of 385,000 shares of the Company's common stock valued at $3,442,000 and cash of $503,000. Acquisition costs of $246,000 were incurred by the Company. The purchase method was used to account for the acquisition. The purchase price has been allocated to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

         Property and equipment                                    $5,405
         Notes payable                                               (294)
         Accrued liabilities                                         (306)
         Deferred income taxes                                       (614)
                                                                    -----
         Purchase price                                            $4,191
                                                                   ======

         The operating results of Word have been included in the consolidated statements of income from the date of acquisition.

         Effective March 1, 1996, the Company purchased all of the outstanding capital stock of Alloy Piping Products, Inc. (APP), a leading U.S. manufacturer of specialty stainless and carbon steel pipe fittings and other stainless pipe products, and the assets of an APP-related entity, Speedline, a Louisiana partnership (Speedline). The acquisition was completed through the issuance of 541,177 shares of the Company's common stock valued at $6,765,000 and cash of $11,280,000. Acquisition costs of $366,000 were incurred by the Company. The purchase method was used to account for the acquisitions. The purchase price has been allocated to the estimated fair value of assets purchased and liabilities assumed at the date of acquisition as follows (in thousands):

         Accounts receivable                                           $ 6,751
         Inventory                                                      16,175
         Other current assets                                              268
         Property and equipment                                         13,001
         Other assets                                                      222
         Revolving line of credit                                       (4,855)
         Notes payable                                                  (5,789)
         Accounts payable and accrued liabilities                       (8,117)
         Deferred income taxes                                          (2,205)
                                                                       -------
         Purchase price (net of cash received of $2,960)               $15,451
                                                                       =======

         The operating results of APP have been included in the consolidated statements of income from the effective date of acquisition.

         In addition, in connection with the Company's acquisition of APP and Speedline, options to acquire an aggregate of 85,000 shares of the Company's Common Stock at an exercise price of $19.50 per share were issued. The options are exercisable in 25% increments on each April 5, 1997, 1998, 1999 and 2000 based upon continued employment of the recipients by the Company. At August 31, 1998, options to acquire 35,000 of these shares remain outstanding.

         Effective October 1, 1996, the Company acquired all of the outstanding capital stock of Pipe Shields Incorporated (Pipe Shields), an industrial pipe
insulation   company  located  in  Vacaville,   California,   for  approximately
$2,500,000 in cash, net of cash received. The purchase method was used to account for the acquisition. The excess of cost over the estimated fair value of the assets acquired (goodwill) was approximately $2,000,000 and is being amortized on a straight-line basis over 20 years. The operating results of Pipe Shields have been included in the consolidated statements of income of the Company from the effective date of the acquisition. The pro-forma effect of the acquisition of Pipe Shields, had it occurred on September 1, 1995, is not material to the operations of the Company.

         On January 27, 1997, the Company completed the acquisition of NAPTech, Inc., a fabricator of industrial piping systems and engineered piping modules located in Clearfield, Utah. The Company issued 432,881 shares of its Common Stock in exchange for NAPTech, Inc. and the 335,000 square foot facility that NAPTech, Inc. had leased from a related entity, Freeport Properties, L.C. (Freeport). The acquisition was accounted for using the pooling-of-interests method; accordingly, the Company's financial information for all prior periods presented herein has been restated to include financial information of NAPTech, Inc. and Freeport, (collectively, NAPTech). Summarized results of operations of the separate companies for the period from September 1, 1996 through January 27, 1997, the date of acquisition, are as follows (in thousands):

                                            Shaw               NAPTech
                                            ----               -------
         Sales                            $106,555             $24,482
                                          ========             =======
         Net income                       $  2,505             $   584
                                          ========             =======

     Net income of the combined companies for the fiscal year ended August 31, 1997 has been reduced by approximately $700,000 of merger and business combination costs of the NAPTech acquisition.

         Because the fiscal periods of the Company and NAPTech were not the same, the 1996 fiscal year financial statements of NAPTech were recast from the twelve months ended March 31, 1996 to the twelve months ended June 30, 1996. As a result, the following sales and losses of NAPTech have been excluded from the respective statements of income (in thousands):

         Fiscal Period              Months Excluded        Sales     Net Losses
         -------------              ---------------        -----     ----------
           1996             April, May and June, 1995     $3,811       $906
                                                          ======       ====
           1997             July and August, 1996         $5,194       $132
                                                          ======       ====

           Effective February 1, 1997, the Company purchased all of the outstanding capital stock of United Crafts, Inc., now named Shaw Constructors, Inc. ("Shaw Constructors"), an industrial construction and maintenance company based in Baton Rouge, Louisiana, for cash of $8,000,000. Acquisition costs of approximately $192,000 were incurred by the Company. The purchase method was used to account for the acquisition. Goodwill of approximately $4,800,000 is being amortized on a straight-line basis over 20 years. The estimated fair value of the assets and liabilities of Shaw Constructors as of February 1, 1997 are as follows (in thousands):

               Accounts receivable                                     $6,040
               Property and equipment                                   2,992
               Other assets                                             4,832
               Accounts payable & accrued liabilities                  (3,502)
               Advanced billings                                       (1,277)
               Notes payable                                           (1,101)
               Deferred income taxes                                     (146)
                                                                       ------
               Purchase price (net of cash received of $354)           $7,838
                                                                       ======


       The operating results of Shaw Constructors have been included in the consolidated statements of income from the effective date of the acquisition.

       On March 20, 1997, the Company, through a newly-formed, wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of MERIT Industrial Constructors, Inc. (MERIT), an industrial construction and maintenance firm based in Baton Rouge, Louisiana, and certain of its affiliates. Total consideration paid by the Company was approximately $1,300,000 in cash (including acquisition costs), 62,500 shares of the Company's Common Stock valued at approximately $1,300,000, options to purchase 25,000 shares of the Company's Common Stock at $20.25 per share, as well as the assumption of approximately $340,000 of debt. The purchase method was used to account for the acquisition. Goodwill of approximately $1,100,000 is being amortized on a straight-line basis over 20 years. The operating results related to the acquired MERIT assets have been included in the consolidated statements of income from the date of the acquisition. The pro-forma effect of the acquisition of the MERIT assets, had it occurred on September 1, 1995, is not material to the operations of the Company.

       On October 8, 1997, the Company purchased the capital stock of Pipework Engineering and Developments Limited (PED), a pipe fabrication company in Wolverhampton, United Kingdom, for $539,000 in cash, net of cash received, and notes payable to former stockholders of $1,078,000. Acquisition costs of approximately $160,000 were incurred by the Company. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $1,600,000. The operating results of PED have been included in the consolidated statements of income of the Company from the date of acquisition. The pro-forma effect of the acquisition of PED, had it occurred on September 1, 1996, is not material to the operations of the Company.

       On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc (Prospect) of Derby, United Kingdom, for approximately $14,600,000 in cash, net of cash received. Acquisition costs of approximately $2,000,000 were incurred by the Company. Excluded from the purchase price is $1,438,000, which represents the fair value of the assets and liabilities of a discontinued operation, CBP Engineering Corp. (CBP). The sale of CBP was completed in 1998 at no gain or loss. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. (Connex), a piping systems fabrication business located in Troutville, Virginia; Aiton Australia Pty Limited (Aiton Australia), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited (PEL), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex and CBP, all of the capital stock of Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans including approximately $4,100,000 of costs related to the Company's plan to reduce the workforce at Prospect. These costs relate to amounts due to employees under statutory and contractual severance entitlements. As of August 31, 1998, approximately $2,400,000 had been paid to former employees with the remaining $1,700,000 expected to be paid during the first half of fiscal 1999, upon completion of the Company's workforce reduction plan. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $4,600,000. The estimated fair value of the assets acquired and liabilities assumed as of November 14, 1997 are as follows (in thousands):

        Accounts receivable                                           $15,288
        Inventories                                                     2,087
        Cost and estimated earnings in excess of billings on
           uncompleted contracts                                        7,588
        Property and equipment                                         11,339
        Other assets                                                    6,486
        Outstanding checks in excess of bank balance                   (1,527)
        Accounts payable and accrued liabilities                      (19,910)
        Revolving line of credit                                         (318)
        Advanced billings and billings in excess of cost and
           eastimated earnings on uncompleted contracts                (4,456)
                                                                      -------
        Purchase price (net of cash received of $99)                  $16,577
                                                                      =======

       The operating results of the Prospect businesses have been included in the consolidated statements of income from the date of the acquisition.


       In connection with the Prospect acquisition, the Company incurred certain
contingent   liabilities  (see  Note  11  of  Notes  to  Consolidated  Financial
Statements).

       On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. (Lancas), a construction company in Punto Fijo, Venezuela for approximately $2,600,000 in cash, net of cash received. The Company also incurred approximately $100,000 of acquisition costs. Goodwill of approximately $400,000 is being amortized over 20 years, using the straight-line method. The purchase method was used to account for this acquisition. The operating results of Lancas have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Lancas, had it occurred on September 1, 1996, is not material to the operations of the Company.

       On January 19, 1998, the Company completed the acquisition of all of the outstanding capital stock of Cojafex, B.V. of Rotterdam, Holland (Cojafex) for approximately $8,500,000; $4,547,000 (net of cash received) of which was paid at closing. The balance of the purchase price will be paid through December 31, 2003. Acquisition costs of approximately $60,000 were incurred by the Company. Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and agricultural applications, and using such technology, Cojafex designs, engineers, manufactures, markets and sells such induction bending machines. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $8,500,000. The purchase method was used to account for this acquisition. The operating results of Cojafex have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Cojafex, had it occurred on September 1, 1996, is not material to the operations of the Company.

       On July 28, 1998, the Company completed the acquisition of all of the outstanding capital stock of Bagwell Brothers, Inc. and a subsidiary (collectively, Bagwell). Total consideration paid was $1,600,000 cash and 645,000 shares of the Company's Common Stock valued at $13,033,000. The Company also incurred $184,000 of acquisition costs. The purchase method was used to account for the acquisition. Goodwill of approximately $10,300,000 is being amortized on a straight-line basis over 20 years. The operating results of Bagwell have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Bagwell, had it occurred on September 1, 1996, is not material to the operations of the Company.

       The following summarized unaudited income statement data reflects the impact the Word, APP and Shaw Constructors acquisitions would have had on 1996; the Shaw Constructors and Prospect acquisitions would have had on 1997; and the Prospect acquisition would have had on 1998, if such acquisitions had taken place at the beginning of the applicable fiscal year (in thousands, except per share data):

                                                                          Unaudited Pro-forma Results
                                                                        for the Years Ended August 31,
                                                                        1996         1997          1998
                                                                        ----         ----          ----

Gross revenue                                                        $321,990     $476,384     $  531,329
                                                                     ========     ========     ==========
Income from continuing operations                                    $  7,262     $ 10,196     $   16,193
                                                                     ========     ========     ==========
Basic earnings from continuing operations per common share           $    .73     $    .88     $     1.28
                                                                     ========     ========     ==========
Diluted earnings from continuing operations per common share         $    .71     $    .86     $     1.26
                                                                     =========    ========     ==========

Note 4--Inventories

         The major components of inventories consist of the following (in thousands):

                                                                         August 31,
                                          -------------------------------------------------------------------------------
                                                        1997                                           1998
                                          ---------------------------------           -----------------------------------
                                          Weighted                                    Weighted
                                          Average         FIFO        TOTAL            Average         FIFO         TOTAL
                                          -------         ----        -----            -------         ----         -----

         Finished Goods                   $29,028      $   --       $29,028            $28,671       $    --      $28,671
         Raw Materials                      3,712       29,314       33,026              3,162        25,937       29,099
         Work In Process                      835        7,421        8,256              1,914         6,177        8,091
                                          -------      -------      -------            -------       -------      -------
                                          $33,575      $36,735      $70,310            $33,747       $32,114      $65,861
                                          =======      =======      =======            =======       =======      =======


Note 5--Investment in Unconsolidated Entities

         During the year ended August 31, 1997, the Company invested an additional $1,647,000 in Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). There was no additional investment in fiscal 1996 or 1998. The Company owns 49% of Shaw-Nass and accounts for this investment on the equity basis. As such, during the years ended August 31, 1996, 1997, and 1998, the Company recognized earnings (losses) of $103,000, $437,000, and $(40,000), respectively, from Shaw-Nass. No distributions have been received through August 31, 1998 from Shaw-Nass. As of August 31, 1997 and 1998, the Company had outstanding receivables from Shaw-Nass totaling $1,453,000 and $1,758,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass. At August 31, 1998, the Company also had a note receivable from Shaw-Nass for $436,000, included in other assets.

     During 1996, 1997 and 1998, revenues of $270,000,  $782,000, and $1,626,000 were recognized on sales of products from the Company to Shaw-Nass. The Company's 49% of profit on these sales was eliminated. At August 31, 1998, undistributed earnings of Shaw-Nass included in the consolidated retained earnings of the Company amounted to approximately $294,000.

Note 6--Long-Term Debt

   Long-term debt consisted of:                                                                August 31,
                                                                                     1997                     1998

                                                                                     ----                     ----
                                                                                             (in thousands)

Notes payable to insurance  companies;  variable  interest rates based on 30-day commercial  paper rates plus 190 to 235 basis  points  ranging  from 7.41% to
   7.85% as of  August  31,  1998;  payable  in  monthly  installments  based on amortization  over the  respective  note lives;  maturing  from 2001 to 2006;
   secured by  property  and  equipment  with an  approximate  net book value of
   $23,415,000 as of August 31, 1998 and guaranties by the Company
   and certain subsidiaries of the Company                                         $  17,714               $  13,638

Note payable to a bank;  interest payable  quarterly based upon London Interbank
   Offering  Rate  (LIBOR)  plus  1.6%;   payable  in  28  quarterly   principal
   installments  of $264,286  with  remaining  balance  due in 2003;  secured by equipment with an approximate net book value of $9,233,000 as
   of August 31, 1998                                                                  6,343                   5,286

South Carolina  Revenue  Bonds  payable;  principal  due in 2005;  interest paid monthly accruing at a variable rate of 5.38% as of August 31, 1998;
   secured by $4,000,000 letter of credit                                              4,000                   4,000

Note payable to a bank;  variable  interest  rate based  upon  London  Interbank
   Offering  Rate  (LIBOR)  plus  1.4%;   payable  in  28  quarterly   principal
   installments  of $142,857  through March 25, 2004 plus  interest;  secured by equipment with an approximate net book value of $2,597,000 as of August 31,
   1998                                                                                3,857                   3,286


Notes payable to a bank;  variable  interest  rate based upon  London  Interbank
   Offering  Rate  (LIBOR) plus 85 to 200 basis  points  depending  upon certain financial  ratios;  60 monthly  principal  payments  of $50,000  and  $36,233 through May 31, 2000 and November 15, 2001, respectively; secured by
   property and equipment, accounts receivable and inventory                           3,584                    --

Mortgages  payable to a bank;  interest  payable  monthly  at 8.38%;  95 monthly payments of $9,850 and $26,935  with  remaining  balance due on June 1, 2002;
   secured by real property with an approximate net book value of $2,350,000 and deposits at financial institutions with an approximate value of $17,000 as of
   August 31, 1998                                                                     3,276                   3,107

Mortgage  payable  to an  insurance  company;  variable  interest  rate based on average  weekly yield of 30 day commercial  paper plus 2.35%;  payable in 120 monthly  installments of $39,934  through June 30, 2007,  secured by land and buildings with an approximate net book value of $1,851,000 as of August 31,
   1998                                                                                3,263                   3,036

Notes payable to  employees  relating to  non-competition  agreements;  interest payable  monthly at 7.125% and 7%;  monthly  payments  of $20,830  and $5,000 until April 2004 and August 2000 respectively; unsecured; see Note 15 -
   Related Party Transactions                                                          1,740                   1,274





                                   August 31,
                                                                                        1997                    1998
                                                                                        ----                    ----
                                                                                                (in thousands)
Mortgage  payable  to a bank;  interest  payable  monthly  at 8.63%;  59 monthly installments  of $7,520  with  remaining  balance  due on  November  7, 2001;
   secured by real property with an approximate net book value of $677,000 as of
   August 31, 1998                                                                        572                   524

Senior  secured  notes of  $20,000,000  and  $40,000,000  payable  primarily  to insurance  companies;  interest  payable  semi-annually  at 6.44%  and  6.93%
   respectively;  payable in seven annual  principal  installments of $2,857,143 beginning May, 1999 and $5,714,286 beginning May 2002, respectively;  rank in pari passu with the  Company's U. S.  revolving  credit  facility (see Note 7
   Revolving  Lines  of  Credit);   secured  by  domestic  accounts  receivable,
   inventory,  intangible assets, and bank deposits with an approximate net book
   value of $200,000,000 as of August 31, 1998                                            --                  60,000

Notes payable to former owners in conjunction  with an  acquisition;  payable in six annual  installments of $750,000  (including  interest  imputed at 6.56%)
   through December 31, 2003; secured by the stock of the acquired subsidiary             --                   3,624

Note payable  to a bank;  interest  payable  quarterly  at 7.23%;  28  quarterly payments  of $51,877  through  April 1, 2005;  secured by  equipment  with an
   approximate net book value of $1,006,000 as of August 31, 1998                         --                   1,100

Notes payable to employees in conjunction with an acquisition;  interest payable semi-annually  at 7.00%;  payable on April  30th or October  31st of any year with balance due no later than April 30,  2002;  secured by letters of credit totaling $1,128,000 as of August 31, 1998; see Note 15 - Related Party
   Transactions                                                                           --                    1,078

Other mortgages payable;  interest rates at 8%; payable in monthly  installments
   through February and July, 1998; secured by real property                               567                   --

Other notes  payable;  interest  rates  ranging from 4.65% to 18.3%;  payable in monthly installments based on amortization over the respective note
   lives; maturing from 1999 through 2003                                                  515                  1,076
                                                                                       -------                -------


Total debt                                                                              45,431                101,029
Less:  current maturities
                                                                                        (6,392)                (9,314)
                                                                                     ---------                -------
Total long-term debt                                                                 $  39,039               $ 91,715
                                                                                     =========               ========

     Annual maturities of long-term debt during each year ending August 31, are as follows (in thousands):

     1999                                                                                            $   9,314
     2000                                                                                               10,713
     2001                                                                                                8,850
     2002                                                                                               16,092
     2003 and thereafter                                                                                56,060
                                                                                                     ---------
                                                                                                     $ 101,029
                                                                                                     =========


     Certain of the debt agreements contain restrictive covenants which the Company is required to meet including financial ratios and minimum capital levels. As of August 31, 1998 the Company was in compliance with the covenants or had obtained the required waivers.

     The estimated fair value of long-term debt approximated its carrying value, based on borrowing rates currently available to the Company for notes with similar terms and average maturities, as of August 31, 1997. As of August 31, 1998, the estimated fair value of long-term debt is approximately $103,700,000.

Note 7--Revolving Lines Of Credit

         In May 1998, the Company entered into a three-year revolving credit facility with its U.S. banks, which allows the Company to borrow up to $100,000,000 at an interest rate not to exceed 2% over the London Interbank Offering Rate (LIBOR) or .75% over the Prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. This agreement replaced a $77,000,000 secured revolving credit facility (at an interest rate based on the same indices and spreads as the current agreement) and a $13,000,000 unsecured revolving credit facility. During fiscal 1997 and 1998, the maximum amount outstanding under these revolving credit facilities was approximately $66,198,000 and $87,873,000 respectively, and the average amount outstanding was approximately $44,462,000 and $51,523,000 respectively, at weighted average interest rates of 7.27% and 7.19% respectively. The new agreement expires May 15, 2001. The revolving credit facility ranks in pari passu with the Company's Senior Secured Notes and is secured by the Company's domestic accounts receivable, inventory, intangible assets and bank deposits.

         In 1998, a foreign subsidiary of the Company initiated an overdraft credit facility with a bank for up to (pound)3,000,000, with interest at the bank's base rate plus 1.25%. The facility is secured by the assets of the subsidiary and a (pound)10,000,000 limited guarantee given by the Company. The facility expires December 17, 1998. The outcome of the negotiations to renew or replace this overdraft credit facility is not expected to have any material adverse effect on the future operations of the Company.

Note 8--Income Taxes

         A summary of net deferred taxes is as follows (in thousands):

                                                              August 31,
                                                     ---------------------------
                                                         1997              1998
                                                         ----              ----
         Deferred tax assets                          $ 4,165            $ 6,036
         Deferred tax liabilities                       6,570              8,234
                                                      -------            -------
         Net deferred taxes                           $ 2,405            $ 2,198
                                                      =======            =======


         The significant components of net deferred taxes are as follows (in thousands):

                                                                                            August 31,
                                                                                  -----------------------------
                                                                                      1997               1998
                                                                                      ----               ----


        Assets:
            Tax basis of inventory in excess of book basis                         $     926         $     946
            Receivable reserves not currently deductible                               1,008             1,437
            Self insurance reserves not currently deductible                             439               667
            Net operating loss and tax credit carry forwards                           1,259             1,895
            Other expenses not currently deductible                                      533             1,091
                                                                                    --------          --------
                 Assets                                                                4,165             6,036

         Liabilities:
           Excess of financial reporting over tax basis of assets                      6,570             6,462
           Excess of financial reporting over tax basis of receivables                  --               1,067
           Pension                                                                      --                 705
                                                                                    --------          --------
                 Liabilities                                                           6,570             8,234
                                                                                    --------          --------
         Net deferred tax liabilities                                                  2,405             2,198

         Plus: Net deferred tax assets assumed in fiscal year
            ending August 31, 1998 acquisitions                                         --                 247
                                                                                     -------           -------
                                                                                     $ 2,405           $ 2,445
                                                                                     =======           =======

         Income before provision for income taxes for the years ended August 31 was as follows (in thousands):

                            1996               1997              1998
                            ----               ----              ----
         Domestic         $ 9,985            $17,544           $12,764
         Foreign               42              2,431            10,541
                          -------            -------           -------
         Total            $10,027            $19,975           $23,305
                          =======            =======           =======

         The provision for income taxes for the years ended August 31 was as follows (in thousands):

                                                1996          1997        1998
                                                ----          ----        ----
         Current                             $ 5,860         $4,313      $6,874
         Net operating loss utilized             --            (890)       (200)
         Deferred                             (2,802)         2,230          40
         State                                   157            459         319
                                             -------         ------      ------
         Total                               $ 3,215         $6,112      $7,033
                                             =======         ======      ======

         A reconciliation of Federal statutory and effective income tax rates for the years ended August 31 was as follows:

                                                       1996       1997      1998
                                                       ----       ----      ----
         Statutory rate                                  34%       35%       35%
         State taxes provided                             1         1         1
         Foreign income taxed at different rates         (4)       (4)       (6)
         Other                                            1         2         3
         State tax credits                               --        (3)       (3)
                                                       ----      ----      ----
                                                         32%       31%       30%
                                                         ==        ==        ==

         As of August 31, 1998, for Federal income tax return purposes, the Company had approximately $3,300,000 of U.S. net operating loss carryforwards available to offset future taxable income of its NAPTech subsidiary, subject to an annual limitation of approximately $500,000. The carryforwards expire beginning in 2008 through 2010. As of August 31, 1998, the Company's United Kingdom operations had net operating loss carryforwards of approximately
(pound)3,000,000, which can be used to reduce future taxable income in the United Kingdom. As of August 31, 1998, no benefit had been given to these losses in the accompanying financial statements due to the current operating environment in that market.

         Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $4,500,000 at August 31, 1998. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

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

Note 10--Leases

         Operating Leases - The Company leases certain offices, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases which were in effect as of August 31, 1998 require the Company to make the following future minimum lease payments:

          For the year ending August 31 (in thousands):

             1999                                           $  3,226
             2000                                              2,479
             2001                                              1,698
             2002                                              1,213
             2003 and thereafter                               3,421
                                                               -----
          Total minimum lease payments                       $12,037
                                                             =======

         The Company enters into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 1998 are not included as part of total minimum lease payments. Rent expense for the fiscal years ended August 31, 1996, 1997 and 1998 was $2,258,000, $3,587,000 and $7,902,000,
respectively.

Note 11--Commitments and Contingencies

     The  Company  has  posted  letters  of  credit  aggregating   approximately
$6,800,000 as of August 31, 1998 to secure its performance under certain contracts and insurance arrangements.

         On August 11, 1997, the Company announced that Shaw Power Services, Inc., its wholly-owned subsidiary, and China Baoyuan Industry and Trade Company, a wholly-owned subsidiary of China National Nuclear Corporation, had signed a letter of intent to establish joint-venture ownership of a piping systems fabrication facility located in Dalian, Peoples Republic of China (P.R.C.). The letter of intent has subsequently expired; at August 31, 1998, ultimate completion of this joint-venture is uncertain.

         During 1997 and 1998, the Company was self-insured for workers' compensation claims in certain states up to certain policy limits. Claims in excess of $250,000 per incident are insured by third party reinsurers. The Company has accrued a liability for outstanding and incurred, but not reported, claims based on historical experience totaling approximately $840,000 and $780,000 at August 31, 1997 and 1998, respectively.

         During 1997 and 1998, certain subsidiaries of the Company were self-insured for health claims up to certain policy limits. Claims in excess of $100,000 per incident and approximately $1,000,000 in the aggregate per year are insured by third party reinsurers. The Company had accrued a liability of $444,000 and $812,000, respectively, for outstanding and incurred, but not reported, claims based on historical experience.

         In connection with the acquisition of the principal operating businesses of Prospect (see Note 3 of Notes to Consolidated Financial Statements), the Company entered into several indemnification agreements in favor of Prospect, PEL, and Prospect's principal lender (the Lender). The first agreement required the Company to indemnify the Lender for any losses that the Lender may incur in connection with certain letters of credit, bonds and guarantees previously issued by the Lender relating to projects entered into by PEL, Connex, CBP, Aiton Australia and other subsidiaries of Prospect. The Company has determined that its exposure for indemnity under the agreement with the Lender as of August 31, 1998 was approximately $1,900,000.

         Additionally, the Company has agreed to indemnify each of Prospect, PEL and the Lender with respect to certain preferential creditors of Prospect and PEL. Immediately after the closing of the acquisition by the Company of Prospect, the Lender had an administrative receiver appointed for Prospect, PEL and the subsidiaries not acquired by the Company. The Company is obligated to indemnify Prospect and PEL for preferential debts of PEL and Prospect in connection with the receivership proceedings. Further, the Company has agreed to indemnify the Lender for any loss the Lender may suffer as a result of the Company's failure to perform its indemnity obligations under the Company's agreement with Prospect and PEL concerning preferential creditors. As of August 31, 1998, the Company estimates the aggregate preferential debt of Prospect and PEL to be approximately $4,000,000; this amount is included in accrued liabilities in the accompanying financial statements.

Note 12--Earnings Per Common Share

         In 1997, the Financial Accounting Standards Boards issued Statement of Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share.

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined on the assumptions that all dilutive stock options (see Note 14 of Notes to Consolidated Financial Statements) were exercised and stock was repurchased using the treasury stock method, at the average price for each year. The Company adopted SFAS No. 128 effective December 15, 1997. The following table sets forth the computation of basic and diluted income from continuing operations per share:


                                                                                 For the years ended August 31,
                                                                          1996              1997              1998
                                                                    -------------      ------------       ------------


Income from continuing operations (dollars in thousands)               $    6,915       $    14,300       $     16,232
                                                                       ==========       ===========       ============

Shares:
   Weighted average number of common shares outstanding                 9,757,610        11,632,068         12,616,997
   Net effect of stock options                                            255,181           269,253            214,980
                                                                       ----------       -----------       ------------
   Weighted average number of common shares outstanding,
      plus assumed exercise of stock options                           10,012,791        11,901,321         12,831,977
                                                                       ==========        ==========       ============

Income from continuing operations:
   Basic earnings per share                                            $      .71       $      1.23        $      1.29
                                                                       ==========       ===========        ===========
   Diluted earnings per share                                          $      .69       $      1.20        $      1.26
                                                                       ==========       ===========        ===========


Note 13--Major Customers and Export Sales

         For the year ended August 31, 1996, sales to a customer accounting for more than 10% of sales totaled approximately $27,200,000 and comprised 11% of sales. For the years ended August 31, 1997 and 1998, no one customer had sales to them exceeding 10% of sales. Because of the nature of the Company's business, the significant customers vary between years.

         For the years ended August 31, 1996, 1997 and 1998, the Company has included as part of its international sales approximately $74,000,000, $89,000,000 and $111,000,000, respectively, of exports from its domestic facilities.

         The following information presents the location of the Company's subsidiaries producing sales and operating profits, and the location of the assets of the Company (in thousands):


                                                                                         Years ended August 31,
                                                                          1996                 1997                  1998
                                                                          ----                 ----                  ----

         Sales:
         United States                                                  $240,088             $322,658              $396,852
         United Kingdom/Europe                                              --                  6,838                59,964
         Other International                                               8,881                6,238                44,822
                                                                        --------             --------              --------
            Total sales                                                 $248,969             $335,734              $501,638
                                                                        ========             ========              ========

         Operating profit and income before income taxes:
         United States                                                  $ 24,748              $33,915               $36,272
         United Kingdom/Europe                                              --                    456                 3,837
         Other International                                                 688                2,583                 7,754
                                                                        --------             --------              --------
            Total operating profit                                        25,436               36,954                47,863
         Less:
         General corporate expenses                                      (10,586)             (10,201)              (16,087)
         Interest expense                                                 (4,823)              (6,778)               (8,471)
                                                                        --------            ---------              --------
            Income before income taxes                                  $ 10,027             $ 19,975              $ 23,305
                                                                        ========             ========              ========

         Identifiable assets:
         United States                                                  $204,011             $239,998              $295,394
         United Kingdom/Europe                                              --                  2,521                51,559
         Other International                                              14,492               19,940                42,891
                                                                        --------             --------              --------
            Total identifiable assets                                   $218,503             $262,459              $389,844
                                                                        ========             ========              ========


         With the acquisition of the Prospect and PED subsidiaries (see Note 3 of Notes to Consolidated Financial Statements), the Company has begun to have additional intra-enterprise sales between geographical regions to other wholly-owned subsidiaries at reasonable margins. These sales were immaterial in fiscal 1996 and 1997. In fiscal 1998, these sales, which approximated $1,600,000, have been eliminated from the amounts shown above.

Note 14--Employee Benefit Plans

         The Company has a Stock Option Plan (the Plan) under which both qualified and non-qualified options and restricted stock may be granted. As of August 31, 1998, 596,692 shares of common stock are reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years. Only qualified options have been granted under the Plan.

         Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares. During the year ended August 31, 1998, the Company issued 30,000 shares of restricted stock which had a weighted average grant-date fair value of $19.38. These shares remain outstanding as of August 31, 1998.

         In connection with the Company's acquisition of FCI and PSSI during 1994, options to acquire 5,000 shares with an exercise price of $18.00 were issued. In January 1995, the exercise price of these options was amended to $5.875 per share, which was the fair market value of the common stock at the date of such amendment. These options were exercised in 1998. In addition, in 1994 the Company granted options contingent upon the ability of FCI, PSSI and certain other subsidiaries to generate consolidated net income in excess of certain thresholds during the fiscal years ending August 31, 1995, 1996 and 1997. The maximum number of shares related to these options issuable under this plan was 19,000 per year or 57,000. These options expire in 2004 and have an exercise price equal to the closing price quoted on the last business day of the immediately preceding fiscal year to which the grant of options relate. The minimum threshold for the year ended August 31, 1995 was not met, and therefore, no options were issued for that year. For the year ended August 31, 1996, options to acquire 12,000 shares with an exercise price of $9.59 per share were earned and subsequently issued. For the year ended August 31, 1997, options to acquire an additional 12,000 shares with an exercise price of $32.875 were earned and were issued in fiscal 1998.

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

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) which is effective for the Company's fiscal year beginning September 1, 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the APB 25 method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company has elected to continue to account for its stock-based compensation under APB 25. However, pro-forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are presented below.

         Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro-forma amounts below:


                                                                         1997                       1998
                                                                        ------                     -----

               Net income from continuing operations (in thousands):
                   As reported                                          $14,300                   $16,232
                                                                        =======                   =======
                   Pro-forma                                            $14,086                   $15,751
                                                                        =======                   =======

               Basic earnings per share from continuing operations:
                   As reported                                          $  1.23                   $  1.29
                                                                        =======                   =======
                   Pro forma                                            $  1.21                   $  1.25
                                                                        =======                   =======

                Diluted earnings per share from continuing operations:
                   As reported                                          $  1.20                   $  1.26
                                                                        =======                   =======
                   Pro-forma                                            $  1.18                   $  1.23
                                                                        =======                   =======

         The pro-forma effect on net earnings for 1997 and 1998 is not representative of the pro-forma effect on net earnings in future years because it does not take into consideration pro-forma compensation expense related to grants prior to September 1, 1995.

         The following table summarizes the activity in the Company's stock option plans:


                                                      Shares                            Weighted Average
                                            --------------------------
                                             Plan         Acquisitions                     Option Price
                                             ----         ------------                     ------------


Outstanding at September 1, 1995            462,947             5,000                       $6.962
Granted                                      21,793            85,000                       $19.243
Exercised                                   (45,125)           --                           $6.239
                                            --------          -------
Outstanding at August 31, 1996              439,615            90,000                       $9.500
Granted                                      41,189            42,500                       $19.623
Exercised                                   (71,710)           --                           $5.984
Canceled                                    (36,250)          (50,000)                      $15.755
                                            --------          -------
Outstanding at August 31, 1997              372,844            82,500                       $10.729
Granted                                      87,000             --                          $23.920
Exercised                                  (111,473)           (5,000)                      $7.511
Cancelled                                    (7,625)            --                          $6.499
                                            --------          -------
Outstanding at August 31, 1998              340,746            77,500                       $14.447
                                            =======            ======
Exercisable at August 31, 1998              163,871            28,125                       $20.608
                                            =======            ======

          As of August 31, 1996, 1997 and 1998, the number shares relating to options exercisable under the stock option plans was 97,365; 160,344; and 191,996, respectively, and the weighted average exercise price of those options was $9.745, $10.023 and $20.608, respectively.

          The weighted average fair value at date of grant for options granted during 1997 and 1998 was $12.72 and $13.21 per share, respectively. The fair value of options granted is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions in 1997 and 1998, respectively: (a) dividend yield of 0.00% and 0.00%; (b) expected volatility of 54% and 59% (c) risk-free interest rate of 6.7% and 5.8%; and (d) expected life of 5 years and 5 years.

          The  following  table  summarizes   information  about  stock  options
outstanding as of August 31, 1998:

                                           Options Outstanding                               Options Exercisable
                                   -----------------------------------------             ----------------------------
                                                  Weighted        Weighted                                  Weighted
                                                   Average         Average                                   Average
              Range of                            Remaining       Exercise                                  Exercise
           Exercise Prices         Shares       Contract Life       Price                 Shares             Price
           ---------------         ------       -------------       -----                 ------             -----

           $5.875-$9.594           197,875          6.4 Yrs         $ 6.356                107,875           $ 6.443
           $13.875-$19.500          62,500          8.0 Yrs         $18.005                 25,625           $18.485
           $20.250-$22.375          83,530          7.8 Yrs         $20.949                 41,655           $21.293
           $24.000-$27.890          62,341          8.6 Yrs         $24.302                  4,841           $27.883
           $32.875-$32.875          12,000          9.0 Yrs         $32.875                 12,000           $32.875
                                   -------                                                 -------
                                   418,246          7.3 Yrs         $14.447                191,996           $20.608
                                   =======                                                 =======

         During 1994, the Company, excluding NAPTech, adopted a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute from 1% to 10% of annual compensation, subject to an annual limit, with the Company matching 50% of the employee's eligible contribution up to 6%. The Company's expense for this plan during 1996, 1997 and 1998 was approximately $292,000, $480,000 and $803,000, respectively.

         The Company has a qualified, contributory 401(k) savings plan covering all employees of NAPTech who belong to the Certified Metal Trades Journeymen collective bargaining unit. The Company is required to make a contribution of 3% of participants' compensation on an annual basis. The Company's expense for this plan was approximately $24,000, $52,000 and $61,000 for the years ended August 31, 1996, 1997 and 1998, respectively.

         The Company has a qualified contributory 401(k) savings plan covering all non-union employees of Connex after one year of service. The Company matched 75% of employees' contribution up to 6% of eligible compensation. From date of acquisition through August 31, 1998 the Company's expense for this plan was $55,000. The plan will be merged with the Company's 401(k) plan as of December 1, 1998.

         The Company maintains a 401(k) savings plan for Bagwell's domestic employees, who have completed one (1) year of service and have attained age 21. Eligible employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company makes a matching contribution of up to 2% of the employee's deferral. Company contributions to the plan amounted to $10,000 for the period from acquisition to August 31, 1998.

         The Company has a defined benefit pension plan for employees of Connex. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan's benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during their final year of employment. The pension plan's assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 1998, the fair market value of the plan assets was $1,264,000, which exceeded the estimated projected benefit obligation.

         The Company has two pension plans (Plan A and Plan B) for employees of one of its United Kingdom subsidiaries. Plan A is a money purchase plan in which the employer and employee make matching contributions between 3% and 6% depending on age. From date of acquisition through August 31, 1998, the Company's expense for this plan was $98,000. Plan B is a salary-related plan for certain employees; admittance to this plan is now closed. The employees in Plan B contribute 7%. The Company contribution depends on length of service, the employee's salary at retirement, and the earnings of the fund investments. If the plan's earnings are sufficient, the Company makes no contributions. From the date of acquisition to August 31, 1998 the Company expensed $111,000 for this plan. The following table sets forth Plan B's pension cost from the date of acquisition (November 14, 1997) to August 31, 1998, and the plan's funded status as of August 31, 1998 in accordance with the provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions":

         Net periodic pension cost for the period ending August 31, 1998 (in thousands):

         Service cost                                  $    284
         Interest cost                                      711
         Actual return on plan assets                    (1,333)
         Net amortization and deferral                      449
                                                       --------
         Net periodic pension cost                     $    111
                                                       ========

         Reconciliation of funded status at August 31, 1998 (in thousands):

         Vested benefit obligation                     $ (16,363)
                                                       ==========
         Accumulated benefit obligation                $ (16,370)
                                                       ==========
         Projected benefit obligation                  $ (17,133)
         Fair value of plan assets                        17,437
                                                       ----------
         Funded status                                       304
         Unrecognized net transition (asset)                --
         Unrecognized net (gain)/loss                        615
                                                       ---------
         Prepaid pension cost                          $     919
                                                       =========

         The key assumptions used to determine the net periodic pension cost for the period and the funded status at the end of the year were:

                                                   Net Periodic
                                                   Pension Cost    Funded Status
                                                   ------------    -------------

         Discount rate                                   6%             5.5%
         Expected long term return on plan assets        7%              --
         Salary increases                              4.5%             4.5%

         The Company contributes to a Group Employee superannuation fund for its employees in Australia. This fund is a defined contribution fund with both employees and the Company contributing a fixed percentage of salary each week. The Company also contributes to Industry Funds for its employees. These Funds are also defined contribution funds with the Company contributing a fixed amount each week for each employee. All members are entitled to benefits on termination due to retrenchment, retirement, death or disability. The Company is under no obligation to make up any shortfall in the funds assets to meet payments due to employees. From the date of acquisition to August 31, 1998, the Company expensed $139,000 (US dollars) for this plan.

Note 15--Related Party Transactions

         During 1994, the Company entered into an employment agreement with the President and Chief Executive Officer (CEO) of the Company. Under terms of the agreement, the President and CEO will receive, among other things, an annual base salary of $575,000, participation in the Company's annual bonus plan as determined by the Compensation Committee of the Board of Directors, and other benefits such as health and life insurance. In the event the President and CEO's employment is terminated due to events as defined in the agreement, the President and CEO will receive a lump-sum payment equal to the full amount payable under the agreement. The employment agreement was amended on August 25, 1997 to extend the expiration date to December 31, 2007. The term shall be automatically extended for an additional one-year period upon each December 31, unless a party electing not to extend the agreement provides written notice to the other party at least three months prior to such December 31.

         The Company has entered into several loan agreements with key management, some of which were non-interest bearing. The impact of discounting such loans to record interest income was not significant. The balance of these employee loan receivables as of August 31, 1996, 1997, and 1998 was approximately $220,000, $416,000 and $996,000, respectively. These balances are included in other assets.

         During 1996 and 1997, in connection with certain acquisitions discussed in Note 3, the Company has entered into non-competition agreements with several key employees. Related assets totaling approximately $2,300,000, included in other assets, are being amortized over five to eight years using the straight-line method. Any corresponding liabilities are included in long-term debt as further discussed in Note 6 of Notes to Consolidated Financial Statements.

         A director of the Company is a managing director of the investment banking firm that was an underwriter and acted as one of the representatives of the underwriters for the public offering of 2,000,000 shares of Common Stock discussed in Note 2 of Notes to Consolidated Financial Statements. The Company also granted to the underwriters an option to purchase up to an additional 398,000 shares of Common Stock pursuant to such terms to cover over-allotments, which over-allotment option was exercised. The closing of such public offering was completed in December 1996 and January 1997, at a price of $21.00 per share, less the underwriting discounts and commissions of approximately $2,500,000. Approximately 40% of these commissions were earned by the director's investment banking firm. In connection with this public offering, certain officers and directors of the Company sold 494,118 shares of stock. The same investment banking firm is handling the repurchase of shares of the Company's common stock, which began subsequent to August 31, 1998 (see Note 19 of Notes to Consolidated Financial Statements.)

         A director of the Company is an owner of construction companies that were used primarily as a sub-contractor by the Company. During fiscal 1998, the Company paid these construction companies approximately $4,000,000 for work performed.

         In connection with the acquisition of a subsidiary in fiscal 1998, the Company financed $1,078,000 of the purchase with two of the former owners, who are now employees of the Company. The related liability, which is secured by letters of credits, is discussed further in Note 6 of Notes to Consolidated Financial Statements.

Note 16--Foreign Currency Transactions

         The Company's wholly-owned subsidiaries in Venezuela had net assets of approximately $8,700,000 and $16,300,000 denominated in Venezuelan Bolivars as of August 31, 1997 and 1998, respectively. In accordance with SFAS 52, "Foreign Currency Translation," the U.S. dollar is used as the functional reporting currency since the Venezuelan economy is defined as highly inflationary. Therefore, the asset and liabilities must be translated into U.S. dollars using a combination of current and historical exchange rates.

         During 1996, the Venezuelan government lifted its foreign exchange controls. Subsequent to this action, the Bolivar devalued from 170 to 475 to the U.S. dollar. As a result, the Company recorded a translation loss of approximately $864,000 in translating the assets and liabilities into U.S. dollars. The Company also recognized a gain of approximately $818,000 during 1996 related to a Venezuelan Government bond purchased at a fixed exchange rate which was subsequently sold. At August 31, 1998, 582 Bolivars is equivalent to one U.S. dollar. During 1997 and 1998, the Company recorded losses of approximately $6,000 and $734,000 respectively, in translating the assets and liabilities of its Venezuelan subsidiaries into U.S. dollars. Because these losses were partially offset by inflationary billing provisions in certain Company contracts, the $734,000 was offset against sales.

         Other foreign subsidiaries maintain their accounting records in their local currency (primarily British Sterling, Australian Dollar and Dutch Guilder). The currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected as a component of shareholders' equity in accordance with SFAS No. 52. Foreign currency transaction gains or losses are credited or charged to income. There were no material exchange gains or losses incurred in fiscal 1996 and 1997. At August 31, 1998, cumulative foreign currency translation adjustments related to these subsidiaries reflected in shareholders' equity amounted to $420,000; transaction gains reflected in income amounted to $32,000.

Note 17--Discontinued Operations

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels and truck tanker trailers. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. Proceeds from the sale of these operations totaled approximately $1,200,000 in net cash and notes receivable of approximately $7,400,000, which resulted in a net gain on the disposal of $2,647,000, net of tax. The results of these operations have been classified as discontinued operations in the consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $390,000; $2,600,000; and $7,700,000 in 1996, 1997 and 1998,
respectively.

Note 18--Unbilled Receivables, Retainage Receivable and Costs and Estimated Earnings on Uncompleted Contracts

         Included in accounts receivable is $14,426,000 and $17,173,000 at August 31, 1997 and 1998, respectively, related to unbilled receivables which represents revenues recorded based on completion of an individual spool (see
Note 1 of Notes to Consolidated Financial Statements) over amounts billed on these lump sum contracts. Advanced billings related to these contracts as of August 31, 1997 and 1998 was $369,000 and $5,476,000, respectively. Balances under retainage provisions totaled $2,164,000 and $9,222,000 at August 31, 1997 and 1998, respectively, and are also included in accounts receivable in the accompanying consolidated balance sheets.

         The components of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts as of August 31, 1997 and 1998 are as follows (in thousands):

                                                      1997            1998
                                                      ----            ----

Costs incurred on uncompleted contracts             $ 71,315       $170,048
Estimated earnings thereon                            13,321         17,578
                                                    --------       --------
                                                      84,636        187,626
Less billings applicable thereto                     (81,865)      (176,720)
                                                     -------       --------
                                                    $  2,771       $ 10,906
                                                    ========       ========
Included in the accompanying balance sheet under the following captions:
Cost and estimated earnings in excess
   of billings on uncompleted contracts             $  3,236        $19,797
Billings in excess of costs and estimated
   earnings on uncompleted contracts                    (465)        (8,891)
                                                    --------        -------
                                                    $  2,771        $10,906
                                                    ========        =======

Note 19--Subsequent Event

         Subsequent to August 31, 1998, in accordance with a plan adopted by the Board of Directors, the Company began to repurchase shares of the Company's Common Stock through the open market and/or block transactions. As of October 22, 1998, 1,168,500 shares of stock had been repurchased at a total price, including brokerage commissions, of $9,620,000. This repurchase of stock has been financed by the Company's U.S. revolving line of credit facility (see Note 7 of Notes to Consolidated Financial Statements).

Note 20--Quarterly Financial Data (Unaudited)

                                                       First           Second               Third              Fourth
                                                    Quarter            Quarter             Quarter           Quarter
1997                                                        (Dollars in thousands, except per share amounts)

Sales
As previously reported                                   $ 75,719         $ 85,516         $ 88,884          $ 88,231
Sales of discontinued operations                             (427)            (607)            (783)             (799)
                                                         --------         --------         --------        ----------
As restated                                              $ 75,292         $ 84,909         $ 88,101          $ 87,432
                                                         ========         ========         ========          ========

Gross Profit
As previously reported                                   $ 14,570         $ 15,137         $ 17,343           $ 17,066
Gross (profit) loss of discontinued operations                142              107             (184)             (206)
                                                         --------         --------         --------        ----------
As restated                                              $ 14,712         $ 15,244         $ 17,159          $ 16,860
                                                         ========         ========         ========          ========

Net Income from continuing operations
As previously reported                                   $  3,145         $  3,588         $   3,555          $  3,760
Net (income) loss of discontinued operations                  149              149               (24)              (22)
                                                         --------         --------         ---------        ----------
As restated                                              $  3,294         $  3,737         $   3,531          $  3,738
                                                         ========         ========         =========          ========

Basic Net Income from continuing operations per share
As previously reported                                   $    .30         $    .31         $     .29         $     .30
Net loss of discontinued operations                           .01              .01             --                 --
                                                         --------         --------         ---------         ---------
As restated                                              $    .31         $    .32         $     .29         $     .30
                                                         ========         ========         =========         =========

Diluted Net Income from continuing operations per share
As previously reported                                   $    .29         $    .30         $      28       $       .30
Net loss of discontinued operations                           .01              .01              --                --
                                                         --------         --------         ---------     -------------
As restated                                              $    .30         $    .31         $     .28       $       .30
                                                         ========         ========         =========       ===========

1998
Sales
As previously reported                                   $ 99,742         $137,457         $147,684                *
Sales of discontinued operations                           (1,072)          (2,812)          (3,362)               *
                                                         --------         --------         --------
As restated                                              $ 98,670         $134,645         $144,322          $124,001
                                                         ========         ========         ========          ========

Gross Profit
As previously reported                                   $18,280          $ 23,232         $ 23,736                *
Gross (profit) of discontinued operations                   (306)             (480)            (899)               *
                                                         -------          --------         --------
As restated                                              $17,974          $ 22,752         $ 22,837          $ 16,018
                                                         =======          ========         ========          ========

Net Income from continuing operations
As previously reported                                   $ 4,704          $  5,338         $  5,978                *
Net (income) loss of discontinued operations                 (69)               57             (286)               *
                                                         -------          --------         --------
As restated                                              $ 4,635          $  5,395         $  5,692        $      510
                                                         =======          ========         ========        ==========

Basic Net Income from continuing operations per share
As previously reported                                  $    .38         $     .43         $    .48                *
Net (income) loss  of discontinued operations               (.01)             --               (.03)               *
                                                        --------         ---------         --------
As restated                                             $    .37         $     .43         $    .45        $     .04
                                                        ========         =========         ========        =========

Diluted Net Income from continuing operations per share
As previously reported                                  $    .37         $     .42         $   .47                 *
Net (income) loss of discontinued operations                (.01)           --                (.02)                *
                                                        --------         ---------         -------
As restated                                             $    .36         $     .42         $   .45          $    .04
                                                        ========         =========         =======          ========

     * Fourth quarter of 1998 was not previously reported on a Form 10-K or 10-Q.

        The unaudited quarterly financial data above have been restated from the Company's previously filed Forms 10-K and 10-Q to reflect the revenues and expenses of discontinued operations.

ITEM 9.  Changes in and Disagreements on Accounting and Financial Disclosures

        There have been no changes in accountants and no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and its independent certified public accountants during the period beginning September 1, 1995 and ending on the date hereof.

        The single jointly signed auditor's report is considered to be the equivalent of two separately signed auditor's reports. Thus, each firm represents that it has complied with generally accepting auditing standards and is in a position that would justify being the only signatory of the report.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of the Company is to be included in the Company's definitive proxy statement prepared in connection with the 1999 Annual Meeting of the Shareholders to be held in January 1999 and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information regarding executive compensation is to be included in the Company's definitive proxy statement prepared in connection with the 1999 Annual Meeting of Shareholders to be held in January 1999 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is to be included in the Company's definitive proxy statement prepared in connection with the 1999 Annual Meeting of Shareholders to be held in January 1999 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is to be included in the Company's definitive proxy statement prepared in connection with the 1999 Annual Meeting of Shareholders to be held in January 1999 and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements.

          See Item 8 of Part II of this report.

     2.   Financial Statement Schedules.

     3.   Exhibits.

             *3.1   Restatement of the Articles of Incorporation of the Company
                    dated December 10, 1993.
             *3.2   Amended and Restated By-Laws of the Company dated
                    December 9, 1993.
            **4.1   Specimen Common Stock Certificate.
          ***10.1   Credit  Agreement  dated May 15,  1998  among  the  Company,
                    Mercantile  Business  Credit,  Inc.,  City  National Bank of
                    Baton Rouge,  Hibernia National Bank and Union Planters Bank
                    of Louisiana.
            +10.2   Amendment  to Credit  Agreement  made as of  August  31.1998 among the Company,  Mercantile  Business  Credit Inc.,  City
                    National  Bank of Baton Rouge,  Hibernia  National  Bank and
                    Union Planters Bank of Louisiana.
          ***10.3   Note Purchase Agreement dated May 21, 1998.
         ****10.4   1993 Employee Stock Option Plan, as amended and restated
           **10.5   Employment Agreement by and between the Company and James M.
                    Bernhard, Jr.
           **10.6   Joint Venture  Agreement of Shaw-Nass  Middle East,  W.L.L.
                    dated November 18, 1993, by and among Shaw Overseas
                    (Cayman), Ltd., Abdulla Ahmed Nass and the Company.
          ___10.7   Plan and  Agreement  of Merger,  dated as of August 5, 1996, among the hareholders of NAPTech,  Inc. (NAPTech"),
                    NAPTech, The Shaw Group Inc. and SAON, Inc., as amended by the First amendment to Plan and Agreement of Merger dated as of January 27, 1997.
          ___10.8   Purchase  and Sale  Agreement  dated as of January 27, 1997, among the members of Freeport Properties, L.C. ("Freeport"),
                    Freeport, The Shaw Group Inc. and SAON
                    Properties, Inc.
         ____10.9   1996 Non-Employee Director Stock Option Plan.
            +21.1   Subsidiaries of the Company.
            +24.1   Powers of Attorney

         -------------
         *          Incorporated  by reference  from the Company's Form 10-K for the fiscal year ended August 31, 1994, as amended.
         **         Incorporated  by reference  from the Company's  Registration
                    Statement  on Form S-1 filed  October 22,  1993,  as amended
                    (Registration Number 33-70722).
         ***        Incorporated  by reference  from the Company's Form 10-Q for the quarterly period ended May 31, 1998.
         ****       Incorporated  by reference  from the Company's Form 10-K for the fiscal year ended August 31, 1997.
         +          Filed herewith.
         ___        Incorporated by reference from the Company's  Current Report on Form 8-K dated February 11, 1997, as amended by Amendment
                    No.1 to Current Report on Form 8-K/A-1 dated April 9, 1997.
         ____       Incorporated  by reference  from the Company's  Registration
                    Statement   on  Form  S-8  filed  on   September   24,  1997
                    (Registration Number 333-36315).

(b)     Reports on Form 8-K

     No current reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE SHAW GROUP INC.


                                    /s/ Robert L. Belk
                                   --------------------
                                   By: Robert L. Belk
                                       Executive Vice President, Chief Financial
                                       Officer and Chief Accounting Officer
                                    Date: November 30, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                               Title                                           Date

*                                        Chairman of the Board,                           November 30, 1998
(J. M. Bernhard, Jr.)                       President and
                                            Executive Officer

/s/ Robert L. Belk                       Executive Vice President, Chief Financial        November 30, 1998
----------------------------                 Officer and Chief Accounting Officer
(Robert L. Belk)

*                                        Director                                         November 30, 1998
--------------------------------
(Albert McAlister)

*                                        Director                                         November 30, 1998
-------------------------------
(L. Lane Grigsby)

*                                        Director                                         November 30, 1998
------------------------------
(David W. Hoyle)

*                                        Director                                         November 30, 1998
-----------------------------
(John W. Sinders, Jr.)

*                                        Director                                         November 30, 1998
----------------------------
(William H. Grigg)



* By:     /s/ Robert L. Belk                                                              November 30, 1998
      ---------------------------
          Robert L. Belk
          Attorney-in-Fact
