Form 10-Q
period 1998-11-30
SHAW GROUP INC
filed 1999-01-14
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended   November 30, 1998
                                        ----------------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

       For the transition period from                     to
                                     ---------------------  --------------------

       Commission File Number:             0-22992
                              --------------------------------------------------

                               THE SHAW GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                  72-1106167
-----------------------------            ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)



8545 United Plaza Boulevard, Baton Rouge, Louisiana        70809
---------------------------------------------------     ----------
   (Address of principal executive offices)             (Zip Code)


                                 (225) 932-2500
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, is as follows:

Common stock, no par value, 11,803,016 shares outstanding as of January 9, 1999.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

   Item 1. - Financial Statements

             Consolidated Balance Sheets - August 31, 1998
                 and November 30, 1998                                                     3 - 4

             Consolidated Statements of Income - For the Three
                Months Ended November 30, 1997 and 1998                                    5

             Consolidated Statements of Cash Flows - For the Three Months
                Ended November 30, 1997 and 1998                                           6 - 7

             Notes to Consolidated Financial Statements                                    8 - 11

   Item 2. - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                 12 - 18

   Item 3. - Quantitative and Qualitative Disclosures About Market Risk                   19

Part II - Other Information

   Item 4. - Submission of Matters to a Vote of Security Holders                          20

   Item 6. - Exhibits and Reports on Form 8-K                                             20

Signature Page                                                                            21

Exhibit Index                                                                             22

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS



                                                                  (UNAUDITED)       (UNAUDITED)
                                                                   August 31,       November 30,
                                                                      1998              1998
                                                                  ------------      ------------
Current assets:
    Cash and cash equivalents                                     $      3,743      $      3,889
    Accounts receivable, net                                           140,631           154,719
    Receivables from unconsolidated entity                               1,758             2,638
    Inventories                                                         65,861            69,355
    Cost and estimated earnings in excess of billings
       on uncompleted contracts                                         19,797            10,570
    Prepaid expenses                                                     4,948             5,125
    Deferred income taxes                                                4,697             4,933
    Other current assets                                                 9,559            10,458
                                                                  ------------      ------------
       Total current assets                                            250,994           261,687

Investment in unconsolidated entity                                      3,965             3,912

Property and equipment:
    Transportation equipment                                             3,153             3,370
    Furniture and fixtures                                              10,756            10,797
    Machinery and equipment                                             65,158            69,970
    Buildings and improvements                                          32,920            33,104
    Land                                                                 5,923             5,923
                                                                  ------------      ------------
                                                                       117,910           123,164
    Less:  Accumulated depreciation                                    (25,050)          (27,568)
                                                                  ------------      ------------
                                                                        92,860            95,596

    Goodwill, net of accumulated amortization of $1,430
       at August 31, 1998 and $1,824 at November 30, 1998               33,356            33,202
    Other assets                                                         8,669             8,728
                                                                  ------------      ------------
                                                                  $    389,844      $    403,125
                                                                  ============      ============



                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                          (UNAUDITED)        (UNAUDITED)
                                                                                           August 31,        November 30,
                                                                                              1998              1998
                                                                                          ------------      ------------
Current liabilities:
    Outstanding checks in excess of bank balance                                          $      4,009      $      7,163
    Accounts payable                                                                            45,307            27,525
    Accrued liabilities                                                                         24,831            26,375
    Current maturities of long-term debt                                                         9,314             9,889
    Revolving lines of credit                                                                   20,898            57,518
    Deferred revenue - prebilled                                                                 1,813             1,341
    Advanced billings and billings in excess of cost and estimated
       earnings on uncompleted contracts                                                        14,367            14,784
                                                                                          ------------      ------------
        Total current liabilities                                                              120,539           144,595

Long-term debt, less current maturities                                                         91,715            90,453

Deferred income taxes                                                                            6,895             6,823

Commitments and contingencies                                                                       --                --

Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized;
      no shares issued and outstanding                                                              --                --
    Common stock, no par value,
      50,000,000 shares authorized;
      19,942,782 and 19,944,032 shares issued, respectively;
      13,279,866 and 11,803,016 shares outstanding, respectively                               119,360           119,367
    Retained earnings                                                                           58,950            61,772
    Accumulated other comprehensive income (loss)                                                 (420)               27
    Unearned restricted stock compensation                                                        (367)             (335)
    Treasury stock, 6,662,916 and 8,141,016 shares, respectively                                (6,828)          (19,577)
                                                                                          ------------      ------------
        Total shareholders' equity                                                             170,695           161,254
                                                                                          ------------      ------------
                                                                                          $    389,844      $    403,125
                                                                                          ============      ============

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                                                (UNAUDITED)
                                                                             Three Months Ended
                                                                                November 30,
                                                                          1997              1998
                                                                      ------------      ------------

Income:
    Sales                                                             $     98,670      $    115,918
    Cost of sales                                                           80,696            95,315
                                                                      ------------      ------------
       Gross profit                                                         17,974            20,603

General and administrative expenses                                         10,490            14,275
                                                                      ------------      ------------
    Operating income                                                         7,484             6,328

Interest expense                                                            (1,631)           (2,442)
Other income, net                                                              103               194
                                                                      ------------      ------------
                                                                            (1,528)           (2,248)
                                                                      ------------      ------------

Income before income taxes                                                   5,956             4,080

Provision for income taxes                                                   1,441             1,205
                                                                      ------------      ------------

Income from continuing operations before earnings (losses)
    from unconsolidated entity                                               4,515             2,875
Earnings (losses) from unconsolidated entity                                   120               (53)
                                                                      ------------      ------------
Income from continuing operations                                            4,635             2,822

Discontinued operations, net of taxes:
   Operating results                                                            69                --
                                                                      ------------      ------------

       Net income                                                     $      4,704      $      2,822
                                                                      ============      ============

Basic income per common share:
    Number of shares                                                        12,488            12,460
    Income from continuing operations                                 $       0.37      $       0.23
    Income from discontinued operations                                       0.01                --
                                                                      ------------      ------------
Net income per common share                                           $       0.38      $       0.23
                                                                      ============      ============

Diluted income per common share:
    Number of shares                                                        12,738            12,521
    Income from continuing operations                                 $       0.36      $       0.23
    Income from discontinued operations                                       0.01                --
                                                                      ------------      ------------
Net income per common share                                           $       0.37      $       0.23
                                                                      ============      ============

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                                                     (UNAUDITED)
                                                                                  Three Months Ended
                                                                                     November 30,
                                                                                 1997            1998
                                                                              ----------      ----------

Cash flows from operating activities:
    Net income                                                                $    4,704      $    2,822
    Adjustments to reconcile net income
       to net cash provided by (used in) operating                                    --
       activities:
       Depreciation and amortization                                               2,036           3,086
       (Earnings) losses from unconsolidated entity                                 (120)             53
       Deferred income tax benefit                                                    --            (309)
       Transaction (gains) losses                                                     --             (95)
       Other                                                                          --              32

    Changes in assets and liabilities, net of effect of acquisitions:
       (Increase) decrease in receivables                                        (11,985)        (14,486)
       (Increase) decrease in cost and estimated earnings in
          excess of billings on uncompleted contracts                             (4,279)          9,227
       (Increase) decrease in inventories                                          1,172          (3,127)
       (Increase) decrease in prepaid expenses                                      (638)           (161)
       (Increase) decrease in other current and other assets                      (2,177)         (1,261)
       Increase (decrease) in accounts payable                                    (5,658)        (18,200)
       Increase (decrease) in deferred revenue - prebilled                           875            (472)
       Increase (decrease) in advanced billings                                    4,806             514
       Increase (decrease) in accrued liabilities                                  2,935           1,591
                                                                              ----------      ----------
Net cash provided by (used in) operating
           activities                                                             (8,329)        (20,786)
                                                                              ----------      ----------

Cash flows from investing activities:
    Investment in subsidiaries, net of cash received                             (18,822)
    Purchase of property and equipment                                            (2,845)         (5,401)
                                                                              ----------      ----------

Net cash used in investing activities                                            (21,667)         (5,401)
                                                                              ----------      ----------

                                   (Continued)

        The accompanying notes are an integral part of these statements.




                                                                   (UNAUDITED)
                                                                Three Months Ended
                                                                   November 30,
                                                               1997            1998
                                                            ----------      ----------

Cash flows from financing activities:
    Net increase (decrease) in outstanding checks
      in excess of bank balance                                  2,335           3,130
    Net proceeds on revolving credit agreements                 35,333          36,687
    Proceeds from issuance of debt                                  --             974
    Repayment of debt and leases                                (3,671)         (1,661)
    Purchase of treasury stock                                      --         (12,749)
    Issue common stock                                              --               7
                                                            ----------      ----------
Net cash provided by financing activities                       33,997          26,388
    Effect of exchange rate changes on cash                         --             (55)
                                                            ----------      ----------

Net increase in cash and cash equivalents                        4,001             146

Cash and cash equivalents - beginning of period                  4,357           3,743
                                                            ----------      ----------

Cash and cash equivalents - end of period                   $    8,358      $    3,889
                                                            ==========      ==========

Supplemental disclosures:
    Cash payments for:
        Interest                                            $    1,651      $    3,357
                                                            ==========      ==========
        Income taxes                                        $      738      $      716
                                                            ==========      ==========

    Noncash investing and financing activities:
       Investment in subsidiary acquired
           through issuance of debt                         $    1,078      $       --
                                                            ==========      ==========

       Other current assets acquired through
           issuance of debt                                 $      879      $       --
                                                            ==========      ==========

       Property and equipment acquired through
           issuance of debt                                 $       85      $       --
                                                            ==========      ==========



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

         The financial information for the three months ended November 30, 1997 and 1998 and as of August 31, 1998 and November 30, 1998 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1999.

         Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

Note 2 - Earnings Per Common Share -

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share were determined on the assumptions that all dilutive stock options were exercised and stock was repurchased using the treasury stock method, at the average price for each period. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for prior periods were restated to conform to the requirements of SFAS No. 128. The effect of this adoption on previously reported earnings per share data was not significant.

         The weighted average number of shares outstanding for the quarter ended November 30, 1997, 1998 was 12,488,393 and 12,460,400 respectively. Dilutive common shares equivalent shares for quarters ended November 30, 1997 and 1998 were 249,937 and 60,471, respectively, all attributable to stock options.

Note 3 - Acquisitions -

         On October 8, 1997, the Company purchased the capital stock of Pipework Engineering and Developments Limited (PED), a pipe fabrication company in Wolverhampton, United Kingdom, for $539,000 in cash, net of cash received, and notes payable to former stockholders of $1,078,000. Acquisition costs of approximately $160,000 were incurred by the Company. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $1,600,000. The operating results of PED have been included in the consolidated statements of income of the Company from the date of acquisition. The pro-forma effect of the acquisition of PED, had it occurred on September 1, 1997, is not material to the operations of the Company.

         On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc (Prospect) of Derby, United Kingdom, for approximately $14,600,000 in cash, net of cash received. Acquisition costs of approximately $2,000,000 were incurred by the Company. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. (Connex), a piping systems fabrication business located in Troutville, Virginia; Aiton Australia Pty Limited (Aiton Australia), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited (PEL), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Prospect also owned a 66% interest in Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex, all of the capital stock of Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans including approximately $4,100,000 of cost related to the Company's plan to reduce the workforce at Prospect. These costs relate to amounts due to employees under statutory and contractual severance entitlements. As of November 30, 1998, approximately $2,900,000 had been paid to former employees with the remaining $1,200,000 expected to be paid during the second quarter of fiscal 1999, upon completion of the Company's workforce reduction plan. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $4,600,000. The operating results of the Prospect businesses (other than discontinued operations; see Note 6 to Notes to Consolidated Financial Statements) have been included in the consolidated statements of income from the date of the acquisition.

         On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. (Lancas), a construction company in Punto Fijo, Venezuela for approximately $2,600,000 in cash, net of cash received. The Company also incurred approximately $100,000 of acquisition costs. Goodwill of approximately $400,000 is being amortized over 20 years, using the straight-line method. The purchase method was used to account for this acquisition. The operating results of Lancas have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Lancas, had it occurred on September 1, 1997, is not material to the operations of the Company.

         On January 19, 1998, the Company completed the acquisition of all of the outstanding capital stock of Cojafex, B.V. of Rotterdam, Holland (Cojafex) for approximately $8,500,000; $4,547,000 (net of cash received) of which was paid at closing. The balance of the purchase price will be paid through December 31, 2003. Acquisition costs of approximately $60,000 were incurred by the Company. Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and agricultural applications, and using such technology, Cojafex designs, engineers, manufactures, markets and sells such induction bending machines. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $8,500,000. The purchase method was used to account for this acquisition. The operating results of Cojafex have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Cojafex, had it occurred on September 1, 1997, is not material to the operations of the Company.

         On July 28, 1998, the Company completed the acquisition of all of the outstanding capital stock of Bagwell Brothers, Inc. and a subsidiary (collectively, Bagwell). Total consideration paid was $1,600,000 cash and 645,000 shares of the Company's Common Stock valued at $13,033,000. The Company also incurred $184,000 of acquisition costs. The purchase method was used to account for the acquisition. Goodwill of approximately $10,300,000 is being amortized on a straight-line basis over 20 years. The operating results of Bagwell have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Bagwell, had it occurred on September 1, 1997, is not material to the operations of the Company.

         The following summarized unaudited income statement data reflects the impact that the Prospect acquisition would have had on the Company's results of operations for the three months ended November 30, 1997, if such acquisition had taken place on September 1, 1997 (in thousands, except per share data):



                                                                      1997
                                                                 ------------

Gross revenue                                                    $    136,765
                                                                 ============

Income from continuing operations                                $      4,160
                                                                 ============

Basic earnings from continuing operations per common share       $        .33
                                                                 ============
Diluted earnings from continuing operations per common share     $        .33
                                                                 ============

Note 4 - Investment in Unconsolidated Entities -

         During the three months ended November 30, 1998, the Company recognized losses of $53,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). In addition, as of August 31, 1998 and November 30, 1998, the Company had outstanding receivables from Shaw-Nass totaling $1,758,000 and $2,638,000, respectively. These receivables relate primarily to inventory and equipment sold to the entity.

Note 5 - Comprehensive Income -

         SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted by the Company in the first quarter of fiscal 1999, establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands):




                                                Three Months Ended November 30,
                                                     1997           1998
                                                  ----------     ----------

Net income                                        $    4,704     $    2,822

Foreign currency translation adjustments                  --            467
                                                  ----------     ----------

Total comprehensive income                        $    4,704     $    3,289
                                                  ==========     ==========


Note 6 - Discontinued Operations

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels and truck tanker trailers. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. The results of these operations have been classified as discontinued operations in the consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $1,072,000 for the three months ended November 30, 1997.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at November 30, 1998, and the results of its operations for the three-month period then ended, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services, in general economic conditions and, specifically, in economic conditions prevailing in international markets; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources and changes in interest rates; delays or difficulties in the production, delivery or installation of products and the provision of services; Y2K or Year 2000 risks; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

         The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:



                                                                             (Unaudited)
                                                                          Three-Months Ended
                                                                             November 30,
                                                                          1997          1998
                                                                        -------       -------
         Sales                                                            100.0%        100.0%
         Cost of sales                                                     81.8          82.2
                                                                        -------       -------
         Gross profit                                                      18.2          17.8

         General and administrative expenses                               10.6          12.3
                                                                        -------       -------

         Operating income                                                   7.6           5.5

         Interest expense                                                  (1.6)         (2.1)
         Other income, net                                                   .1            .1
                                                                        -------       -------
                                                                           (1.5)         (2.0)
                                                                        -------       -------

         Income before income taxes                                         6.1           3.5
         Provision for income taxes                                         1.5           1.0
                                                                        -------       -------
         Income from continuing operations before earnings
            (losses) from unconsolidated entity                             4.6           2.5

         Earnings (losses) from unconsolidated entity                        .1           (.1)
                                                                        -------       -------
         Income from continuing operations                                  4.7           2.4
         Operating results of discontinued operations, net of taxes          .1            --
                                                                        -------       -------
         Net income                                                         4.8%          2.4%
                                                                        =======       =======

         Sales increased 17.4% to $115.9 million for the three months ended November 30, 1998 as compared to $98.7 million for the same period in the prior year. Approximately $13 million of the increase relates to sales of subsidiaries acquired either in, or subsequent to, the three months ended November 30, 1997.

         The Company's sales were for projects in the following geographic regions:



                                             Three-Months Ended November 30,
                                         1997                            1998
                              --------------------------      --------------------------
Geographic Region              (in millions)         %        (in millions)          %
------------------            --------------      ------      --------------      ------

U.S.A                         $         57.8          58%     $         85.2          73%
Far East/Pacific Rim                    21.5          22                 9.3           8
Middle East                              7.6           8                 5.5           5
South America                            5.7           6                 2.7           2
Europe                                   5.1           5                 9.0           8
Other                                    1.0           1                 4.2           4
                              --------------      ------      --------------      ------
                              $         98.7         100%     $        115.9         100%
                              ==============      ======      ==============      ======

         The Company's sales were for projects in the following industry sectors:



                                     Three-Months Ended November 30,
                                   1997                         1998
                         ------------------------      ------------------------
Industry Sector          (in millions)        %        (in millions)        %
---------------          ------------      ------      -------------     ------

Electric Power           $       34.5          35%     $       34.1          30%
Chemical                         29.4          30              38.3          33
Refining                         13.4          14              20.1          17
Petrochemical                     9.0           9               7.6           7
Oil and Gas                       5.2           5               8.5           7
  Other                           7.2           7               7.3           6
                         ------------      ------      ------------      ------
                                 98.7         100%     $      115.9         100%
                         ============      ======      ============      ======

         Sales for domestic projects increased $27.4 million, or 47%, from $57.8 million for the three months ended November 30, 1997 to $85.2 million for the three months ended November 30, 1998. The increase in domestic sales primarily resulted from increases in sales to the Chemical, Refining, and Oil and gas sectors. Sales for international projects decreased $10.2 million, or 25%, to $30.7 million for the three months ended November 30, 1998 from $40.9 million for the same period of the prior year. The decrease in international sales is primarily attributable to decreases in Far East/Pacific Rim region (due to general economic conditions), as well as decreases in the South American region (due to general economic conditions and, particularly with respect to Venezuela, recent political events) and the Middle East region (due to general fluctuations) partially offset by an increase in the European region. Notwithstanding the December 1998 award to the Company of an approximately $30 million contract to supply piping for a nuclear power plant in Taiwan, the short-term outlook for the Far East/Pacific Rim region, as well as for the South American region, is uncertain. The Company does believe, however, that the Far East/Pacific Rim and South American markets do present significant long-term opportunities for the Company. The increases in the European region are attributable to the acquisition of Prospect, which was acquired in November of 1997.

         Increases in the Chemical and Refining sectors resulted primarily from domestic projects in which the Company supplied construction services, in addition to piping. The increase in the Oil and Gas sector was the result of a subsidiary acquired in July 1998, partially offset by reductions in Oil and Gas project work performed by other subsidiaries of the Company. In light of decreased oil prices worldwide and decreased spending in the oil and gas industry in general, the Company's outlook for sales from the Oil and Gas sector in the short- and mid-term indicates little or no growth, or possibly a decline. While the dollar amount of sales in the Electric Power sector remained level comparing the three-month periods ended November 30, 1997 and 1998, there was a shift toward domestic projects from international projects in the three months ended November 30, 1998. In light of the economic conditions in the Far East/Pacific Rim and the increase inquiry levels for domestic Electric Power projects, the Company anticipates that this trend will continue for the foreseeable future.

         The gross profit percentage for the three-month period ended November 30, 1998 decreased to 17.8% from 18.2% for the same period the prior year. The reduction in the Company's work in South

America was the major factor in the gross profit percentage decline. In light of the general economic conditions in South America and the increasing percentage of the Company's revenues being attributable to construction services, which generally have lower gross profit percentages than pipe fabrication, the Company believes that its gross profit percentage will continue to decrease slightly through the remainder of fiscal 1999.

         General and administrative expenses increased from $10.5 million for the quarter ended November 30, 1997 to $14.3 million for the quarter ended November 30, 1998. Approximately $2.2 million of this increase relates to the integration of PED, Prospect, Cojafex, Lancas and Bagwell into the Company's business, and $.9 million relates to increases for a construction subsidiary; the remainder relates to normal increases. The Company's general and administrative expenses also increased as a percentage of sales from 10.6% for the three months ended November 30, 1997 to 12.3% for the three months ended November 30, 1998. The Company believes that general and administrative expenses as a percentage of sales will decrease toward historical levels as the operations of PED, Prospect, Cojafex, Lancas and Bagwell are more efficiently integrated into the Company's operations as a whole, but there can be no assurance that any such decrease will occur.

         Interest expense for the quarter ended November 30, 1998 was $2.4 million, compared to $1.6 million for the same period last year. Interest expense increased primarily due to increased borrowings from the Company's major line of credit facility, which has generally been used to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Additionally, in the three months ended November 30, 1998, this line of credit facility was used to purchase treasury stock totaling $12.7 million.

         The Company's effective tax rates for the quarters ended November 30, 1997 and 1998 were 24.2% and 29.5%, respectively. The tax rates for each quarter relate primarily to the mix of foreign versus domestic work.

         Total backlog increased to $430 million at November 30, 1998 compared to $271 million reported at November 30, 1997 and $254 million reported at August 31, 1998. Approximately 85% of the backlog relates to domestic projects and roughly 90% of the backlog relates to work currently anticipated to be done during the 12 months following November 30, 1998. In addition, a significant portion of the backlog relates to a Refining project in Norco, Louisiana. Backlog by industry sector is as follows (in millions):


Chemical                                         $  170.3
Refining                                            143.8
Electric Power                                       78.7
Oil and Gas                                          15.6
Petrochemical                                        11.5
Other                                                10.1
                                                 --------
                                                 $  430.0
                                                 ========


Liquidity and Capital Resources

        Net cash used in operations was $20.8 million for the three months ended November 30, 1998, compared to $8.3 million for the same period of the previous fiscal year. For the three months ended November 30, 1998, cash from operating activities was favorably impacted by net income of $2.8 million, depreciation and amortization of $3.1 million, and a $9.2 million decrease in cost and estimated earnings in excess of billings on uncompleted contracts. Offsetting these positive factors were an increase in receivables of $14.5 million, reductions in accounts payable of $18.2 million and an increase in inventories of $3.1 million. The increase in receivables resulted from the extension of credit to customers, as well as the timing of work, billings and collections, which also impacted the decrease in cost and estimated earnings in excess of billings on uncompleted contracts. The decrease in accounts payable resulted from the timing of payments to vendors.

        Net cash used in investing activities was $5.4 million for the three months ended November 30, 1998, compared to $21.7 million for the same period of the last fiscal year. During the three months ended November 30, 1998, the Company purchased approximately $5.4 million of property and equipment. Approximately $4.5 million of this amount was for construction equipment. In the three months ended November 30, 1997, in addition to $2.8 million of property and equipment acquisitions, the Company invested $18.8 million, net of cash received, in the PED and Prospect acquisitions.

        Net cash provided by financing activities was $26.4 million for the three-month period ended November 30, 1998, compared to $34.0 million provided for the three months ended November 30, 1997. For the three months ended November 30, 1998, $36.7 million of cash was provided from the Company's revolving line of credit agreements with its commercial lenders. The revolving line of credit facilities have been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Beginning in the first quarter of fiscal 1999, the Company also began to use its principal revolving line of credit facility to repurchase shares of the Company's Common Stock through open market and block transactions in accordance with a plan adopted by the Board of Directors. As of November 30, 1998, 1,478,100 shares of stock had been repurchased at a total price, including brokerage commissions, of approximately $12.7 million. Cash was also provided by a $3.1 million increase in outstanding checks in excess of bank balances (resulting from the timing of payments and the clearance of checks), while funds of $1.7 million were used to pay down outstanding debt.

        As of November 30, 1998, the Company had approximately $37 million available under it principal revolving line of credit facility. The Company believes its current borrowing arrangements are sufficient to support its operations for the next twelve months.

Year 2000 Compliance

         The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 may be interpreted as the year 1900. During 1998, the Company's executive management and Board of Directors began implementation of a program to identify, evaluate and address the Company's Y2K risks to ensure that its Information Technology ("IT") systems and non-IT systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company is attempting to assess the Y2K risks associated with its significant customers and suppliers.

         In general, the Company's program for identifying, evaluating and addressing its Y2K risks for both IT and non-IT systems involves preliminary assessments by Company personnel, detail audits and assessments by consultants (scheduled to be completed in April, 1999 and estimated to cost approximately $250,000) and correction or replacement of any non-compliant systems.

         The Company is currently evaluating its IT systems for Y2K compliance. Over the last 20 months, the Company has been evaluating, updating and consolidating its principal IT systems. While this project was undertaken primarily to integrate the Company's various operations and increase the efficiency, accuracy and usefulness of the Company's IT systems, the Company has been able to evaluate and address its Y2K risks with respect to its principal IT systems without incurring significant additional costs. The Company's non-compliant IT systems are currently scheduled for replacement or modification to Y2K compliant systems by June 1999.

         Regarding the Company's non-IT systems, which primarily consist of systems with embedded technology, the Company is in the process of completing its preliminary assessment of all date-sensitive components. Upon completion of its assessment, the Company will replace or modify other non-compliant non-IT systems as necessary.

         The Company has not incurred significant costs related to Y2K compliance as of November 30, 1998. Based upon the information currently available, the Company does not believe that the cost to modify or replace its non-compliant IT and non-IT systems will be significant; however, there can be no assurance that such cost will not materially and negatively impact its financial condition or results of operations.

         Based on its preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which could have a material adverse effect on the Company's financial condition or results of operations. As part of its assessment of the Y2K risk associated with third party systems, the Company is contacting its significant suppliers and customers to determine their level of Y2K compliance. The Company has scheduled to complete its assessment by June 1999.

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

         In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and will require costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard will be written off and reflected as a cumulative effect of a change in accounting principle. As of November 30, 1998, the Company had total unamortized deferred organizational costs of approximately $870,000. The Company intends to adopt this new requirement in fiscal 2000.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Risk

         The Company is exposed to interest rate risk and foreign currency risk. Since August 31, 1998, there have been no material change in the Company's exposure to these risks.

                           PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         During the fiscal quarter ended November 30, 1998, there were no matters submitted to a vote of security holders by the Company.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

      Exhibit Number                    Description

           11                  Computation of Earnings Per Share
           27                  Financial Data Schedule

B.       Form 8-K

         During the fiscal quarter ended November 30, 1998, the Company did not file a Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE SHAW GROUP INC.



Dated:   January 14, 1999                    /s/   Robert L. Belk
                                             -----------------------------------
                                             Chief Financial Officer
                                             (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



         Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 1998.




Exhibit Number                       Description
--------------                       -----------
     11                       Computation of Earnings per Share

     27                       Financial Data Schedule
