Form 10-Q
period 1999-02-28
SHAW GROUP INC
filed 1999-04-14
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      February 28,1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                      to


         Commission File Number: 0-22992


                               The Shaw Group Inc.
             (Exact name of registrant as specified in its charter)

              Louisiana                                 72-1106167
      (State of Incorporation)           (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana                   70809
(Address of principal executive offices)                           (Zip Code)

                                 (225) 932-2500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, is as follows:

     Common stock, no par value, 11,702,485 shares outstanding as of April 8, 1999.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets -
                   August 31, 1998 and February 28, 1999                   3 - 4

               Condensed Consolidated Statements of Income -
                  For the Three Months and Six Months Ended
                  February 28, 1998 and 1999                                   5

               Condensed Consolidated Statements of Cash Flows -
                  For the Six Months Ended February 28, 1998 and 1999          6

               Notes to Condensed Consolidated Financial Statements       7 - 10

    Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11 - 18

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk      18

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders             19
    Item 6. - Exhibits and Reports on Form 8-K                                19

Signature Page                                                                20

Exhibit Index                                                                 21


                                                      PART I - FINANCIAL INFORMATION

                                                      ITEM 1. - FINANCIAL STATEMENTS

                                                   THE SHAW GROUP INC. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               (Unaudited)
                                                              (In thousands)

                                                                  ASSETS

                                                                                  August 31,               February 28,
                                                                                     1998                      1999
                                                                                     ----                      ----

Current assets:
    Cash and cash equivalents                                                     $    3,743             $     7,820
    Accounts receivable, net                                                         140,631                 134,362
    Receivables from unconsolidated entity                                             1,758                   4,459
    Inventories                                                                       65,861                  65,413
    Cost and estimated earnings in excess of billings
       on uncompleted contracts                                                       19,797                  23,933
    Other current assets                                                              19,204                  20,374
                                                                                  ----------              ----------
        Total current assets                                                         250,994                 256,361

Investment in unconsolidated entity                                                    3,965                   4,110

Investment in securities available for sale                                              --                   12,808

Property and equipment, less accumulated depreciation
of $25,050 at August 31, 1998 and $29,996 at
February 28, 1999, respectively                                                       92,860                 100,007

Goodwill, net of accumulated amortization of $1,430 at
August 31, 1998 and $2,379 at February 28, 1999, respectively                         33,356                  33,362

Other assets                                                                           8,669                   8,634
                                                                                 -----------             -----------
                                                                                    $389,844                $415,282
                                                                                    ========                ========


                                   (Continued)

        The accompanying notes are an integral part of these statements.





                                                   THE SHAW GROUP INC. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               (Unaudited)
                                                    (In thousands, except share data)

                                                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                   August 31,           February 28,
                                                                                      1998                    1999
                                                                                      ----                    ----

Current liabilities:
    Outstanding checks in excess of bank balance                                   $    4,009             $   8,190
    Accounts payable                                                                   45,307                29,915
    Accrued liabilities                                                                24,831                24,554
    Current maturities of long-term debt                                                9,314                 9,637
    Revolving lines of credit                                                          20,898                67,799
    Deferred revenue - prebilled                                                        1,813                 2,058
    Advanced billings and billings in excess of cost and
        estimated earnings on uncompleted contracts                                    14,367                 8,923
                                                                                    ---------             ---------
          Total current liabilities                                                   120,539               151,076

Long-term debt, less current maturities                                                91,715                93,142

Deferred income taxes                                                                   6,895                 6,824

Commitments and contingencies                                                             --                     --

Shareholders' equity:
    Common stock, no par value,
      13,279,866 and 11,774,516 shares outstanding, respectively                      119,360               119,367
    Retained earnings                                                                  58,950                66,096
    Accumulated other comprehensive income (loss)                                        (420)              (1,093)
    Unearned restricted stock compensation                                               (367)                (303)
    Treasury stock, 6,662,916 and 8,169,516 shares, respectively                       (6,828)             (19,827)
                                                                                  -----------             --------
           Total shareholders' equity                                                 170,695               164,240
                                                                                    ---------             ---------
                                                                                     $389,844              $415,282

                                                                                     ========              ========


        The accompanying notes are an integral part of these statements.



                                                   THE SHAW GROUP INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                               (Unaudited)
                                                 (In thousands, except per share amounts)

                                                                 Three Months Ended                          Six Months Ended
                                                                   February 28,                                 February 28,
                                                                 1998             1999                    1998               1999
                                                              ---------        ---------               ---------         ---------

Income:
    Sales                                                      $134,645         $112,949                $233,315          $228,867
    Cost of sales                                               111,893           90,095                 192,589           185,410
                                                               --------         --------                --------          --------
       Gross profit                                              22,752           22,854                  40,726            43,457

General and administrative expenses                              12,544           14,000                  23,034            28,275
                                                               --------         --------                --------          --------
    Operating income                                             10,208            8,854                  17,692            15,182

Interest expense                                                 (2,271)          (2,441)                 (3,902)           (4,883)
Other income (expense), net                                         120             (145)                    223                49
                                                               --------         --------                --------          --------
                                                                 (2,151)          (2,586)                 (3,679)           (4,834)

Income before income taxes                                        8,057            6,268                  14,013            10,348

Provision for income taxes                                        2,666            2,142                   4,107             3,347
                                                               --------         --------                --------          --------

Income from continuing operations before
    earnings from unconsolidated entity                           5,391            4,126                   9,906             7,001

Earnings from unconsolidated entity                                   4              198                     124               145
                                                               --------         --------               ---------          --------

Income from continuing operations                                 5,395            4,324                  10,030             7,146

Earnings (losses) from discontinued operations,
   net of taxes                                                     (57)              --                      12                --
                                                               --------         --------               ---------          --------

Net income                                                     $  5,338         $  4,324               $  10,042          $  7,146
                                                               ========         ========               =========          ========

Basic income per common share:
    Number of shares                                             12,508           11,775                  12,506            12,120
    Income from continuing operations                          $    .43         $    .37               $     .80          $    .59
    Income from discontinued operations                              --               --                      --                --
                                                               --------         --------               ---------          --------
Net income per common share                                    $    .43         $    .37               $     .80          $    .59
                                                               ========         ========               =========          ========

Diluted income per common share:
    Number of shares                                             12,749           12,126                  12,746            12,356
    Income from continuing operations                          $    .42              .36               $     .79          $    .58
    Income from discontinued operations                              --               --                      --                --
                                                               --------         --------               ---------          --------
Net income per common share                                    $    .42         $    .36               $     .79          $    .58
                                                               ========         ========               =========          ========

        The accompanying notes are an integral part of these statements.


                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                         Six Months Ended
                                                                                                             February 28,
                                                                                                       1998              1999
                                                                                                 ---------------     --------

Cash flows from operating activities:
    Net income                                                                                     $  10,042         $   7,146
    Depreciation and amortization                                                                      4,385             6,410
    Other                                                                                               (124)             (591)
    Changes in assets and liabilities (excluding cash and
       those relating to investing and financing activities)                                         (41,898)          (24,841)
                                                                                                   ---------         ---------
Net cash used in operating activities                                                                (27,595)          (11,876)

Cash flows from investing activities:
    Investment in subsidiaries, net of cash received                                                 (26,126)               --
    Investment in securities available for sale                                                           --           (12,808)
    Purchases of property and equipment                                                               (5,610)          (11,038)
    Proceeds from sale of property and equipment                                                          --                49
                                                                                                    --------           -------
Net cash used in investing activities                                                                (31,736)          (23,797)

Cash flows from financing activities:
    Net increase in outstanding checks
       in excess of bank balance                                                                       7,904             4,166
    Net proceeds on revolving credit agreements                                                       56,178            47,028
    Proceeds from issuance of debt                                                                       879             5,374
    Repayment of debt and leases                                                                      (5,947)           (3,624)
    Purchases of treasury stock                                                                           --           (12,999)
    Issuance of common stock                                                                              70                 7
                                                                                                    --------           -------
Net cash provided by financing activities                                                             59,084            39,952
    Effect of exchange rate changes on cash                                                             (124)             (202)
                                                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                                                    (371)            4,077

Cash and cash equivalents - beginning of period                                                        4,358             3,743
                                                                                                    --------          --------

Cash and cash equivalents - end of period                                                           $  3,987          $  7,820
                                                                                                    ========          ========

Supplemental disclosures:
    Noncash investing and financing activities:
       Investment in subsidiary acquired through
           issuance of debt                                                                         $  4,702          $     --
                                                                                                    ========          ========

       Property and equipment acquired through reduction in cost and
           estimated earnings in excess of billings on uncompleted contracts                        $     --          $  3,000
                                                                                                    ========          ========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

     The financial information for the three-month and six-month periods ended February 28, 1998 and 1999 and as of August 31, 1998 and February 28, 1999 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1999.

     Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

Note 2 - Inventories

     The  major   components  of  inventories   consist  of  the  following  (in
thousands):

                                                     August 31, 1998                          February 28, 1999
                                        ---------------------------------------      -------------------------------

                                         Weighted                                     Weighted
                                          Average         FIFO        TOTAL            Average         FIFO         TOTAL

Finished Goods                            $28,671      $    --      $28,671            $28,189       $    --      $28,189
Raw Materials                               3,162       25,937       29,099              3,691        26,480       30,171
Work In Process                             1,914        6,177        8,091              1,578         5,475        7,053
                                          -------      -------      -------            -------       -------      -------
                                          $33,747      $32,114      $65,861            $33,458       $31,955      $65,413
                                          =======      =======      =======            =======       =======      =======

Note 3 - Earnings Per Common Share -

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share were determined on the assumptions that all dilutive stock options were exercised and stock was repurchased using the treasury stock method, at the average price for each period. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for prior periods were restated to conform to the requirements of SFAS No. 128. The effect of this adoption on previously reported earnings per share data was not significant.

     The weighted average common shares outstanding for the quarters ended February 28, 1998 and 1999 were 12,507,760 and 11,774,927, respectively.
Dilutive common equivalent shares for the quarters ended February 28, 1998 and 1999 were 241,252 and 351,199, respectively, all attributable to stock options.

     The weighted average common shares outstanding for the six months ended February 28, 1998 and 1999 were 12,505,564 and 12,119,557, respectively.
Dilutive common equivalent shares for the six months ended February 28, 1998 and 1999 were 240,228 and 236,693, respectively, all attributable to stock options.

Note 4 - Acquisitions -

     On October 8, 1997, the Company purchased the capital stock of Pipework Engineering and Developments Limited (PED), a pipe fabrication company in Wolverhampton, United Kingdom, for $539,000 in cash, net of cash received, and notes payable to former stockholders of $1,078,000. Acquisition costs of approximately $160,000 were incurred by the Company. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $1,600,000. The operating results of PED have been included in the condensed consolidated statements of income of the Company from the date of acquisition. The pro-forma effect of the acquisition of PED, had it occurred on September 1, 1997, is not material to the operations of the Company.

     On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc (Prospect) of Derby, United Kingdom, for approximately $14,600,000 in cash, net of cash received. Acquisition costs of approximately $2,000,000 were incurred by the Company. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. (Connex), a piping systems fabrication business located in Troutville, Virginia; Aiton Australia Pty Limited (Aiton Australia), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited (PEL), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited (a United Kingdom holding company that held the entire ownership interest in Connex), all of the capital stock of Aiton Australia and certain assets of PEL. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans including approximately $4,000,000 of cost related to the Company's plan to reduce the workforce at Prospect. These costs relate to amounts due to employees under statutory and contractual severance entitlements. As of February 28, 1999, approximately $3,000,000 had been paid to former employees with the remaining $1,000,000 to be paid upon completion of the Company's workforce reduction plan, the majority of which is expected to take place during the second half of fiscal 1999. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $4,600,000. The operating results of the Prospect businesses (other than discontinued operations, which are discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements) have been included in the condensed consolidated statements of income from the date of the acquisition.

     On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. (now named Shaw Lancas, C.A.), a construction company in Punto Fijo, Venezuela, for approximately $2,600,000 in cash, net of cash received. The Company also incurred approximately $100,000 of acquisition costs. Goodwill of approximately $400,000 is being amortized over 20 years using the straight-line method. The purchase method was used to account for this acquisition. The operating results of Lancas have been included in the condensed consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Lancas, had it occurred on September 1, 1997, is not material to the operations of the Company.

     On January 19, 1998, the Company completed the acquisition of all of the outstanding capital stock of Cojafex, B.V. of Rotterdam, Holland (Cojafex) for approximately $8,500,000; $4,547,000 (net of cash received) of which was paid at closing. The balance of the purchase price will be paid through December 31, 2003. Acquisition costs of approximately $60,000 were incurred by the Company. Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and agricultural applications, and, using such technology, Cojafex designs, engineers, manufactures, markets and sells such induction bending machines. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $8,500,000. The purchase method was used to account for this acquisition. The operating results of Cojafex have been included in the condensed consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Cojafex, had it occurred on September 1, 1997, is not material to the operations of the Company.

     On July 28, 1998, the Company completed the acquisition of all of the outstanding capital stock of Bagwell Brothers, Inc. (now named Shaw Bagwell,
Inc.) and a subsidiary (collectively, Bagwell). Total consideration paid was $1,600,000 in cash and 645,000 shares of the Company's Common Stock valued at $13,033,000. The Company also incurred $184,000 of acquisition costs. The purchase method was used to account for the acquisition. Goodwill of approximately $11,300,000 is being amortized on a straight-line basis over 20 years. The operating results of Bagwell have been included in the condensed consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Bagwell, had it occurred on September 1, 1997, is not material to the operations of the Company.

     The following summarized unaudited income statement data reflects the impact that the Prospect acquisition would have had on the Company's results of operations for the six months ended February 28, 1998, if such acquisition had taken place on September 1, 1997 (in thousands, except per share data):

                                                                         1998
                                                                         ----

     Gross revenue                                                     $263,006
                                                                       ========
     Income from continuing operations                                 $  9,991
                                                                       ========
     Basic earnings from continuing operations per common share        $    .80
                                                                       ========
     Diluted earnings from continuing operations per common share      $    .78
                                                                       ========

Note 5 - Investment in Unconsolidated Entities-

     During the six months ended February 28, 1999, the Company recognized earnings of $145,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). In addition, as of August 31, 1998 and February 28, 1999, the Company had outstanding receivables from Shaw-Nass totaling $1,758,000 and $4,459,000, respectively. These receivables relate primarily to inventory and equipment sold to the entity.

Note 6 - Investment in Securities Available for Sale -

     In connection with its construction and maintenance work, the Company embarked on its first significant project financing participation. As a result, the Company acquired $12,500,000 of 15% Senior Secured Notes (the "Notes") due December 1, 2003 from a customer (together with certain preferred stock related thereto). Through December 1, 2000, additional bonds are expected to be received in lieu of interest, increasing the Company's investment in the Notes. Since these securities are available for sale, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that the securities be measured at fair value in the balance sheet and that unrealized holding gains and losses, net of taxes, for these investments be reported in a separate component of shareholders' equity until realized. Based on recent sales of additional securities by the debtor, at February 28, 1999, the securities had an aggregate value approximating the principal amount of $12,808,000. As a result, no unrealized gain or loss is recognized in shareholders' equity.

Note 7 - Long-Term Financing Agreement -

     In February 1999, an insurance company approved an agreement to finance a first mortgage on the Company's corporate headquarters for $4,400,000 at 7.2% with a 20-year payout. The Company intends to use the proceeds to pay down its U.S. revolving line of credit balance. Accordingly, at February 28, 1999, the Company's revolving line of credit has been reduced by that amount, and the current and long-term portion of the long-term debt has been increased by $105,000 and $4,295,000, respectively.

Note 8 - Comprehensive Income -

     SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted by the Company in the first quarter of fiscal 1999, establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands):

                                                                 Three Months Ended                 Six Months Ended
                                                                     February 28,                      February 28,
                                                                 1998            1999              1998            1999
                                                                 ----            ----              ----            ----

         Net income                                             $ 5,338        $ 4,324             $10,042      $ 7,146

         Foreign currency translation adjustments                  (571)        (1,120)               (571)        (673)
                                                                -------        -------             -------      -------
         Total comprehensive income                             $ 4,767        $ 3,204             $ 9,471      $ 6,473
                                                                =======        =======             =======      =======

     The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian dollar and Dutch guilder.

Note 9 - Discontinued Operations -

     In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels and truck tanker trailers. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. The results of these operations have been classified as discontinued operations in the condensed consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $3,884,000 for the six months ended February 28, 1998.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

     The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at February 28, 1999, and the results of its operations for the three-month and six-month periods then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; in general economic conditions and, specifically, economic conditions prevailing in international markets; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the effect of the Company's policies, including without limitation the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources and changes in interest rates; delays or difficulties in the production, delivery or installation of products and the provision of services; Y2K or Year 2000 risks; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

     The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:




                                                                      (Unaudited)                       (Unaudited)
                                                                  Three Months Ended                 Six Months Ended
                                                                     February 28,                      February 28,
                                                                 1998            1999             1998            1999
                                                                 ----            ----             ----            ----


         Sales                                                 100.0%           100.0%           100.0%          100.0%
         Cost of sales                                          83.1             79.8             82.5            81.0
                                                               -----            -----           ------          ------
         Gross profit                                           16.9             20.2             17.5            19.0

         General and administrative expenses                     9.3             12.4              9.9            12.4
                                                              ------            -----           ------          ------

         Operating income                                        7.6              7.8              7.6             6.6

         Interest expense                                       (1.7)            (2.2)            (1.7)           (2.1)
         Other income (expense), net                              .1             ( .1)              .1              --
                                                             -------            -----           ------          ------
                                                                (1.6)            (2.3)            (1.6)           (2.1)
                                                             -------            -----          -------          ------

         Income before income taxes                              6.0              5.5              6.0             4.5
         Provision for income taxes                              2.0              1.9              1.8             1.5
                                                             -------            -----          -------          ------
         Income from continuing operations
            before earnings from
            unconsolidated entity                                4.0              3.6              4.2             3.0

         Earnings from unconsolidated entity                      --               .2               .1              .1
                                                             -------            -----          -------          ------
         Income from continuing operations                       4.0              3.8              4.3             3.1
         Operating results of discontinued operations,
              net of taxes                                        --               --               --              --
                                                             -------            -----          -------          ------
         Net income                                              4.0%             3.8%             4.3%            3.1%
                                                             =======            =====          =======          ======


     Sales decreased 16.1% to $112.9 million for the three months ended February 28, 1999 as compared to $134.6 million for the same period in the prior year. An analysis of sales follows.

     The Company's sales were for projects in the following geographic regions:


                                        Three Months Ended February 28,
                                      1998                           1999
                             ----------------------      ----------------------
     Geographic Region       (in millions)      %       (in millions)        %
     -----------------       -------------     ---       -------------      ---
     U.S.A.                      $ 69.5         52%           $ 85.1        75%
     Far East/Pacific Rim          29.0         21              10.3         9
     Middle East                    2.8          2               1.9         2
     South America                  7.7          6               3.3         3
     Europe                        19.8         15               9.9         9
     Other                          5.8          4               2.4         2
                                 ------        ----           ------        ---
                                 $134.6        100%           $112.9        100%
                                 ======        ===            ======        ===

          The Company's sales were for projects in the following industry sectors:

                                            Three Months Ended February 28,
                                          1998                       1999
                                 --------------------     ----------------------
     Industry Sector             (in millions)     %      (in millions)       %
     ---------------             -------------    ---     ----------------   ---
     Electric Power              $ 62.4            46%     $ 32.1            28%
     Chemical                      33.3            25        33.6            30
     Refining                      15.5            12        23.9            21
     Petrochemical                 10.7             8         8.3             7
     Oil and Gas                    4.4             3         6.5             6
     Other                          8.3             6         8.5             8
                                 ------          ----      ------           ---
                                 $134.6           100%     $112.9           100%
                                 ======          ====      ======           ===

     Sales for domestic projects increased $15.6 million, or 22%, from $69.5 million for the three months ended February 28, 1998 to $85.1 million for the three months ended February 28, 1999. The increase in domestic sales primarily resulted from increases in sales to the Chemical and Refining sectors for projects in which the Company supplied construction services in addition to piping. A large construction project for a refinery in Norco, Louisiana accounted for approximately 14% of the Company's sales for the three months ended February 28, 1999. Sales for international projects decreased $37.3 million, or 57%, to $27.8 million for the three months ended February 28, 1999 from $65.1 million for the same period of the prior year. The decrease in international sales is primarily attributable to decreases in Electric Power sector sales to the Far East/Pacific Rim region (due to general economic conditions), in Electric Power sector sales to the European region (primarily due to the Company's U.K. operations targeting fewer, but more profitable, projects in an effort to achieve consistent profitability) and in Refinery sector sales to the South American region (due to general economic conditions and, particularly with respect to Venezuela, recent political events), as well as decreases in Chemical sector sales to other regions. Notwithstanding the December 1998 award to the Company of an approximately $30 million contract to supply piping for a nuclear power plant in Taiwan, the short-term outlook for the Far East/Pacific Rim region, as well as for the South American region, is uncertain. The Company continues to believe, however, that the Far East/Pacific Rim and South American markets do present significant long-term opportunities for the Company. The decrease in the European region is believed to be temporary, as the Company's U.K. operations are beginning to show improvement as indicated by their backlog of $29.6 million as of February 28, 1999.

     The increase in the Oil and Gas sector was the result of a subsidiary acquired in July 1998, partially offset by reductions in Oil and Gas project work performed by other subsidiaries of the Company. Notwithstanding recent increases in oil prices worldwide, the Company's outlook for sales from the Oil and Gas sector in the short- and mid-term is somewhat pessimistic, as the stability of the recent increase in oil prices is questionable and, in any event, capital spending generally lags behind significant oil and gas price increases. The dollar amount of sales in the Electric Power sector decreased significantly during the three-month period ended February 28, 1999 as compared to the same period of the prior year, primarily due to decreased foreign projects in the Far East/Pacific Rim and European markets. In light of the economic conditions in the Far East/Pacific Rim, the Company anticipates that this downward trend in sales will continue for the foreseeable future in this geographic region. The Company anticipates a partial offset of this trend by increased activity in Europe, as well as the domestic market as evidenced by the recently announced $300 million, five year power contract.

     The gross profit, as a percentage of sales, for the three-month period ended February 28, 1999 increased to 20.2% from 16.9% for the three-month period ended February 28, 1998. Similarly, the gross profit percentage for the six-month period ended February 28, 1999 increased to 19.0% from 17.5% for the same period the prior year. The gross profit percentages for the three-month and six-month periods ended February 28, 1999 were positively impacted by the exclusion from sales and cost of sales of significant costs for material, equipment and subcontract work on a large construction project; these costs are generally included in sales and cost of sales on a pass-through basis because they are typically within the Company's scope under construction contracts. The amount of gross profit on this project remained the same notwithstanding the exclusion from sales and cost of sales of the costs of materials, equipment and subcontractor work from the contractual scope of this project; thus, gross profit as a percentage of sales is higher than customary. In addition, the Company's gross profit percentages for the three-month and six-month periods ended February 28, 1999 were positively impacted by several other construction contracts with higher gross profit percentages than the Company has historically experienced. In light of the general economic conditions in South America (which historically has realized higher gross profit percentages than the Company's other operations) and the increasing percentage of Company revenues from construction projects (which generally have lower gross profit percentages than pipe fabrication), the Company believes that current levels of gross profit, as a percentage of sales, will not be maintained over the long term.

     General and administrative expenses were $14.0 million for the three-month period ended February 28, 1999, up 12% from the same period for the prior year. For the six-month period ended February 28, 1999, general and administrative expenses were $28.3 million, up 23% from the prior year. The increases primarily relate to the integration of Shaw Lancas, C.A. (the Company's Venezuelan construction subsidiary) and Shaw Bagwell, Inc. (the Company's oil and gas services subsidiary) into the Company's business and growth of the Company's construction services. The Company's general and administrative expenses also increased as a percentage of sales for each period as compared to the prior year. The Company believes that general and administrative expenses as a percentage of sales will decrease toward historical levels as the operations of Shaw Lancas, C.A. and Shaw Bagwell, Inc. are more efficiently integrated into the Company's operations as a whole, but there can be no assurance that any such decrease will occur.

     Interest expense for the quarter ended February 28, 1999 was $2.4 million, compared to $2.3 million for the same period of the prior year. For the six months ended February 28, 1999, interest expense was $4.9 million, up $1.0 million from the same period of the previous year. Interest expense varies in relation to the balances in, and variable interest rates under, the Company's principal revolving line of credit facility, which has generally been used to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Additionally, in the six months ended February 28, 1999, this line of credit facility was used to purchase treasury stock totaling $13.0 million.

     The Company's effective tax rates for the six months ended February 28, 1998 and 1999 were 29.3% and 32.3%, respectively. The tax rates for each period relate primarily to the mix of foreign versus domestic work.

     Total backlog increased to $776 million at February 28, 1999 compared to $280 million reported at February 28, 1998 and $430 million reported at November 30, 1998. Approximately 78% of the backlog relates to domestic projects and roughly 50% of the backlog relates to work currently anticipated to be done during the 12 months following February 28, 1999. In addition, a significant portion of the backlog relates to a $300 million, five-year, domestic power contract.

         Backlog by industry sector is as follows (in millions):

                  Electric Power                               $453.4
                  Chemical                                      187.0
                  Refining                                      100.6
                  Oil and Gas                                    21.7
                  Petrochemical                                   6.5
                  Other                                           6.6
                                                               ------
                                                               $775.8
                                                               ======

         Backlog by geography is as follows (in millions):

                  Domestic                                     $605.2
                  International                                 170.6
                                                                -----
                                                               $775.8
                                                               ======
Liquidity and Capital Resources
-------------------------------

     Net cash used in operations was $11.9 million for the six months ended February 28, 1999, compared to $27.6 million for the same period of the previous fiscal year. For the six months ended February 28, 1999, cash from operating activities was favorably impacted by net income of $7.1 million and depreciation and amortization of $6.4 million offset by changes in certain assets and liabilities of $24.8 million and other non-cash items of $.6 million. A decrease in accounts payable, resulting from the timing of payments to vendors, accounted for the majority of the $24.8 million change in assets and liabilities.

     Net cash used in investing activities was $23.8 million for the six months ended February 28, 1999, compared to $31.7 million for the same period of the previous fiscal year. During the six months ended February 28, 1999, the Company embarked on its first significant project financing participation. In connection with its construction and maintenance work on a refinery project in Norco, Louisiana, Shaw acquired $12.5 million of 15% Senior Secured Notes (the "Notes") due December 1, 2003 (together with certain preferred stock related thereto). The Notes are secured by a first priority security interest in certain refinery assets. Through December 1, 2000, additional bonds are expected to be received in lieu of interest, increasing the Company's investment in the Notes. The Company also purchased approximately $11.0 million of property and equipment, excluding a $3.0 million non-cash transaction. Approximately $6.5 million of this amount was for a new corporate facility in Baton Rouge, Louisiana. An additional $4.9 million was for construction equipment. In the six months ended February 28, 1998, in addition to $5.6 million of property and equipment acquisitions, the Company invested $26.1 million, net of cash received, in the PED, Prospect, Lancas and Cojafex acquisitions.

     Net cash provided by financing activities was $40.0 million for the six-month period ended February 28, 1999, compared to $59.1 million that was provided for the six months ended February 28, 1998. For the six months ended February 28, 1999, $47.0 million of cash was provided from the Company's revolving line of credit agreements with its commercial lenders. The revolving line of credit facilities have been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Beginning in the first quarter of fiscal 1999, the Company also began to use its principal revolving line of credit facility to repurchase shares of the Company's Common Stock through open market and block transactions in accordance with a plan adopted by the Company's Board of Directors. During the six months ended February 28, 1999, 1,506,600 shares of stock had been repurchased at a total price, including brokerage commissions, of approximately $13.0 million. Cash was also provided by $5.4 million of new debt (including the $4.4 million long-term financing agreement referred to in Note 6 of the Notes to Condensed Consolidated Financial Statements) and a $4.2 million increase in outstanding checks in excess of bank balances (resulting from the timing of payments and the clearance of checks), while funds of $3.6 million were used to pay down outstanding debt.

     As of February 28, 1999, the Company had approximately $28 million available under its principal revolving line of credit facility. The Company believes its current borrowing arrangements are sufficient to support its operations for the next twelve months.

Year 2000 Compliance
--------------------

     The "Year 2000" or "Y2K" issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-sensitive systems may fail or produce erroneous results on, or before or after January 1, 2000 because the year 2000 may be interpreted as the year 1900. During 1998, the Company began implementation of a program to identify, evaluate and address the Company's Y2K risks to ensure that its Information Technology ("IT") systems and non-IT systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company is attempting to assess the Y2K risks associated with its significant customers and suppliers.

     In general, the Company's program for identifying, evaluating and addressing its Y2K risks for both IT and non-IT systems involves preliminary assessments by Company personnel, detail audits and assessments by consultants (which consultants have cost the Company approximately $100,000 to date and are currently estimated to cost approximately $250,000 for the duration of the program) and correction or replacement of any non-compliant systems.

     The Company is currently evaluating its IT systems for Y2K compliance. The analysis has been segmented into three categories: local, national, and international. Each segment was divided into major business areas: systems, products, facilities, and suppliers. These business areas were divided into even smaller categories for data collection and evaluation, such as computers, network equipment, production equipment, manufacturing equipment, alarm systems, phone systems, etc. The data was entered into a repository that was created to track evaluation and remediation efforts. The following is an example of the methodology and results gathered during the Company's Year 2000 program:

         Systems

                  The Company's proprietary and off-the-shelf systems were identified during the inventory phases of the program for compliance analysis. Shaw's proprietary software has been evaluated for compliance and is currently in the remediation process, which the Company currently estimates to be 85% complete. Upon completion, these proprietary systems will be tested in an identical but separate environment, to evaluate their functionality after remediation has taken place. This testing process will include operational functionality as well as current, future and crossover dates from the year 1999 and the year 2000. Testing for these systems is scheduled for June 1999, with installation to the active environment immediately after successful testing. Off-the-shelf applications critical to the Company have been inventoried, evaluated and, to the extent found non-compliant, are being upgraded. Support systems, such as PC's, have been identified and evaluated with more than 90% passing compliance tests. The remaining systems are being reported to upper management at each site to schedule a phase-in of new systems by June 1, 1999. The Company currently does not have an estimate of the costs of such upgrades and new systems but believes that such costs will not be significantly more than the Company's customary expenditures for routine maintenance and upgrading of its off-the-shelf applications and support systems.

         Products

                  After an inventory and evaluation, the Company believes that the majority of its products are generally not vulnerable to Year 2000 anomalies. With regard to the Cojafex bending machines, which are the only significant Company products with imbedded technology, design modifications are being implemented to assure full Y2K compliance of future machines. With respect to Cojafex machines previously sold, the Company believes that, while certain reporting functions may be impacted, the production functionality of the machines will not be adversely affected.

         Facilities

                  The Company has identified its business facilities as critical to the Year 2000 evaluation process. Only one facility domestically and the Company's international facilities remain to be inventoried, and those facilities are scheduled to be completed before the end of April 1999. Systems such as HVAC, alarm systems, fire systems, elevators, electrical power, and others have been targeted for evaluation because of their potential impact on business operations if they were to fail. For completed locations, all of these items have been inventoried and 72% of these systems evaluated for compliance. To date, no business facilities have been determined to be materially noncompliant.

         Suppliers

                  Based on its preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which could have a material adverse effect on the Company's financial condition or results of operations. Shaw has attempted to identify and classify business suppliers based on relevant priority factors, and has contracted numerous suppliers and potential suppliers regarding their Y2K compliance. The Company believes that, in general, many vendors can be easily substituted in case of noncompliance; however, certain types of raw materials are available from only one or a few specialized suppliers. To date, the Company believes that all suppliers material to the Company's operations or conduct of business have been contacted either by phone or survey about their compliance efforts and status.

     The Company has not incurred significant costs related to Y2K compliance as of February 28, 1999, except for consultant services of approximately $100,000. Based upon the information currently available, the Company does not believe that the cost to modify or replace its non-compliant IT and non-IT systems will be significant; however, there can be no assurance that such cost will not materially and negatively impact its financial condition or results of operations.

     Based upon the outcome of its assessments and the information derived from its significant customers and suppliers, the Company will develop specific contingency plans to address certain risk areas, as needed, beginning in July 1999. There can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

Financial Accounting Standards Board Statements
-----------------------------------------------

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the Company to report financial and descriptive information about its operating segments in its annual financial statements for the year ending August 31, 1999.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The provisions of this statement are effective for the Company's fiscal year ending August 31, 2000. Management does not believe that the impact of adopting this statement will have a material impact on the Company's financial position or results of operations.

     In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and will require costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard will be written off and reflected as a cumulative effect of a change in accounting principle. As of February 28, 1999, the Company had total unamortized deferred organizational costs of approximately $680,000. The Company intends to adopt this new requirement in fiscal 2000.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Risk
---------------------------------------

     The Company is exposed to interest rate risk and foreign currency risk. Since August 31, 1998, there have been no material changes in the Company's exposure to these risks.

                           PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On January 29, 1999, the Company held its 1999 Annual Meeting of Shareholders. The only matters submitted to a vote at the meeting were the election of directors and a proposal to approve an amendment to the Company's 1993 Employee Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder.

         The results of the vote for election of directors were as follows:

                         Name                     For                  Withheld
                         ----                     ---                  --------
                  J. M. Bernhard, Jr.           17,310,159              128,171
                  L. Lane Grigsby               17,309,609              128,721
                  David W. Hoyle                17,309,659              128,671
                  Albert McAlister              17,310,059              128,271
                  John W. Sinders, Jr.          17,308,859              129,471
                  William H. Grigg              17,309,959              128,371

         There were no broker non-votes with respect to the election of directors.

         The results of the vote taken on the proposal to increase the number of shares of the Company's Common Stock reserved for issuance under The Shaw Group Inc. 1993 Employee Stock Option Plan as restricted stock or upon exercise of stock options from 590,442 shares to 1,662,500 shares were as follows:

                       For                      12,816,080
                       Against                   1,720,185
                       Abstain                      19,810

         There were 2,882,255 broker non-votes with respect to the proposal.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  Exhibit Number                    Description
                  ----------------           ------------------------

                  11                         Computation of Earnings Per Share
                  27                         Financial Data Schedule

         B.       Form 8-K

                  During the fiscal quarter ended February 28, 1999, the Company did not file a Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



THE SHAW GROUP INC.



Dated:   April 14, 1999                              /S/ Robert L. Belk
                                                     -------------------
                             Chief Financial Officer
                            (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



    Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 1999.



Exhibit Number                             Description
--------------                             -----------

         11                         Computation of Earnings per Share

         27                         Financial Data Schedule


                                   EXHIBIT 11
                        Computation of Earnings Per Share


                                                            Three Months Ended                      Six Months Ended
                                                               February 28,                           February 28,
                                                          1998               1999                 1998             1999
                                                          ----               ----                 ----             ----


Income from continuing operations
    (dollars in thousands)                              $    5,395       $     4,324         $   10,030        $     7,146
                                                        ==========       ===========         ==========        ===========

Shares:
   Weighted average number of common
        shares outstanding                              12,507,760        11,774,927         12,505,564        12,119,557
   Net effect of stock options                             241,252           351,199            240,228           236,693
                                                        ----------       -----------         ----------        ----------
   Weighted average number of common
       shares outstanding, plus assumed
       exercise of stock options                        12,749,012        12,126,126         12,745,792        12,356,250
                                                        ==========       ===========         ==========        ==========

Income from continuing operations:
   Basic earnings per share                            $       .43       $       .37         $      .80        $      .59
                                                       ===========       ===========         ==========        ==========
   Diluted earnings per share                          $       .42       $       .36         $      .79        $      .58
                                                       ===========       ===========         ==========        ==========
