Form 10-Q
period 1999-05-31
SHAW GROUP INC
filed 1999-07-15
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the quarterly period ended         May 31, 1999
                                         ---------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from ------------------- to------------------


         Commission File Number:                     0-22992
                                   ---------------------------------------------


                               The Shaw Group Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Louisiana                                      72-1106167
 ------------------------------         ----------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana                   70809
---------------------------------------------------                   -----
(Address of principal executive offices)                           (Zip Code)

                                 (225) 932-2500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock, no par value,  11,709,985 shares  outstanding as of July 8, 1999.

                                   FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

      Condensed Consolidated Balance Sheets - August 31, 1998
          and May 31, 1999                                                3 - 4

      Condensed Consolidated Statements of Income - For the
         Three Months and Nine Months Ended May 31, 1998 and 1999             5

      Condensed Consolidated Statements of Cash Flows - For the
         Nine Months Ended May 31, 1998 and 1999                              6

      Notes to Condensed Consolidated Financial Statements               7 - 10

    Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   11 - 18

    Item 3. - Quantitative and Qualitative Disclosures About
                  Market Risk                                                18

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders            19

    Item 6. - Exhibits and Reports on Form 8-K                               19

Signature Page                                                               20

Exhibit Index                                                                21




                                                    PART I - FINANCIAL INFORMATION

                                                      ITEM 1. - FINANCIAL STATEMENTS

                                                   THE SHAW GROUP INC. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)

                                                                  ASSETS

                                                                                   August 31,              May 31,
                                                                                      1998                  1999
                                                                                  -----------            ------------

Current assets:
    Cash and cash equivalents                                                     $    3,743             $     3,834
    Accounts receivable, net                                                         140,631                 126,988
    Receivables from unconsolidated entity                                             1,758                   4,176
    Inventories                                                                       65,861                  66,610
    Cost and estimated earnings in excess of billings
       on uncompleted contracts                                                       19,797                  19,468
    Other current assets                                                              19,204                  21,374
                                                                                     -------                 -------
        Total current assets                                                         250,994                 242,450

Investment in unconsolidated entity                                                    3,965                   4,373

Investment in securities available for sale                                              --                   13,186

Property and equipment, less accumulated depreciation
   of $25,050 at August 31, 1998 and $32,703 at
   May 31, 1999, respectively                                                         92,860                  97,937

Goodwill, net of accumulated amortization of $1,430 at
   August 31, 1998 and $2,801 at May 31, 1999, respectively                           33,356                  32,073

Other assets                                                                           8,669                   8,135
                                                                                    --------                --------
                                                                                    $389,844                $398,154
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




                                                   THE SHAW GROUP INC. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                   (In thousands, except share data)

                                                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    August 31,              May 31,
                                                                                       1998                  1999
                                                                                   ------------          -----------


Current liabilities:
    Outstanding checks in excess of bank balance                                   $    4,009            $   10,602
    Accounts payable                                                                   45,307                24,903
    Accrued liabilities                                                                24,831                26,032
    Current maturities of long-term debt                                                9,314                 8,310
    Revolving lines of credit                                                          20,898                47,401
    Deferred revenue - prebilled                                                        1,813                 2,519
    Advanced billings and billings in excess of cost and
        estimated earnings on uncompleted contracts                                    14,367                13,988
                                                                                       ------                ------
          Total current liabilities                                                   120,539               133,755

Long-term debt, less current maturities                                                91,715                89,230

Deferred income taxes                                                                   6,895                 6,820

Commitments and contingencies                                                             --                     --

Shareholders' equity:
    Common stock, no par value,
      13,279,866 and 11,709,985 shares outstanding, respectively                      119,360               119,128
    Retained earnings                                                                  58,950                71,321
    Accumulated other comprehensive income (loss)                                        (420)               (1,418)
    Unearned restricted stock compensation                                               (367)                 (157)
    Treasury stock, 6,662,916 and 8,221,547 shares, respectively                       (6,828)              (20,525)
                    ---------     ---------                                          --------              --------
           Total shareholders' equity                                                 170,695               168,349
                                                                                     --------              --------
                                                                                     $389,844              $398,154
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


                                                 THE SHAW GROUP INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)
                                               (In thousands, except per share amounts)

                                                                 Three Months Ended                         Nine Months Ended
                                                                       May 31,                                    May 31,
                                                                 1998             1999                    1998               1999

Income:
    Sales                                                      $143,561         $125,426                $373,791          $354,293
    Cost of sales                                               120,921          100,889                 311,075           286,299
                                                               --------         --------                --------          --------
       Gross profit                                              22,640           24,537                  62,716            67,994

General and administrative expenses                              12,460           14,723                  34,731            42,998
                                                                -------         --------                --------          --------
    Operating income                                             10,180            9,814                  27,985            24,996

Interest expense                                                 (2,344)          (2,491)                 (6,245)           (7,374)
Other income (expense), net                                         655              218                     881               267
                                                                -------         --------                --------          --------
                                                                 (1,689)          (2,273)                 (5,364)           (7,107)

Income before income taxes                                        8,491            7,541                  22,621            17,889

Provision for income taxes                                        2,711            2,579                   6,852             5,926
                                                                -------         --------                --------          --------

Income from continuing operations before
    earnings from unconsolidated entity                           5,780            4,962                  15,769            11,963

Earnings (losses) from unconsolidated entity                        (11)             263                     113               408
                                                                -------         --------                --------          --------

Income from continuing operations                                 5,769            5,225                  15,882            12,371

Earnings from discontinued operations,
   net of taxes                                                     209              --                      138                --
                                                               --------         --------                --------          --------
Net income                                                     $  5,978         $  5,225                $ 16,020          $ 12,371
                                                               ========         ========                ========          ========

Basic income per common share:
    Number of shares                                             12,559           11,734                  12,533            12,001
    Income from continuing operations                          $    .46         $    .45                $   1.27          $   1.03
    Income from discontinued operations                             .02               --                     .01                --
                                                               --------         --------                --------          --------
Net income per common share                                    $    .48         $    .45                $   1.28          $    .03
                                                               ========         ========                ========          ========

Diluted income per common share:
    Number of shares                                             12,779           12,214                  12,766            12,329
    Income from continuing operations                          $    .45         $    .43                $   1.24          $   1.00
    Income from discontinued operations                             .02               --                     .01                --
                                                               --------         --------                --------          --------
Net income per common share                                    $    .47         $    .43                $   1.25          $   1.00
                                                               ========         ========                ========          ========


               The accompanying notes are an integral part of these statements.


                                                 THE SHAW GROUP INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                                                                           Nine Months Ended
                                                                                                                  May 31,
                                                                                                       1998              1999
                                                                                                       ----              ----

Cash flows from operating activities:
    Net income                                                                                     $  16,020          $ 12,371
Depreciation and amortization                                                                          6,803             9,767
    Other                                                                                               (574)             (620)
    Changes in assets and liabilities (excluding cash and
       those relating to investing and financing activities)                                         (37,223)          (12,180)
                                                                                                     -------           -------
Net cash provided by (used in) operating activities                                                  (14,974)            9,338

Cash flows from investing activities:
    Investment in subsidiaries, net of cash received                                                 (26,126)               --
    Investment in securities available for sale                                                           --           (13,186)
    Purchases of property and equipment                                                               (9,969)          (12,931)
    Proceeds from sale of property and equipment                                                       3,370             1,252
                                                                                                      ------           -------
Net cash used in investing activities                                                                (32,725)          (24,865)

Cash flows from financing activities:
    Net increase in outstanding checks
       in excess of bank balance                                                                      10,658             6,566
    Net proceeds (repayments) on revolving credit agreements                                         (15,039)           26,644
    Proceeds from issuance of debt                                                                    62,188             5,555
    Repayment of debt and leases                                                                     (11,108)           (9,044)
    Purchases of treasury stock                                                                           --           (13,697)
    Issuance of common stock                                                                             513                23
                                                                                                      ------           -------
Net cash provided by financing activities                                                             47,212            16,047
    Effect of exchange rate changes on cash                                                              (80)             (429)
                                                                                                      ------           -------

Net increase (decrease) in cash and cash equivalents                                                    (567)               91

Cash and cash equivalents - beginning of period                                                        4,358             3,743
                                                                                                     -------           -------

Cash and cash equivalents - end of period                                                            $ 3,791           $ 3,834
                                                                                                     =======           =======

Supplemental disclosures:
    Noncash investing and financing activities:
       Investment in subsidiary acquired through issuance of debt                                    $ 4,702           $    --
                                                                                                     =======           =======

       Property and equipment acquired through reduction in cost and
           estimated earnings in excess of billings on uncompleted contracts                         $    --           $ 3,000
                                                                                                     =======           =======

       Property and equipment acquired through issuance of debt                                      $    85           $    --
                                                                                                     =======           =======


             The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information -

     The financial information for the three-month and nine-month periods ended May 31, 1998 and 1999 and as of August 31, 1998 and May 31, 1999 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 1999.

     Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

Note 2 - Inventories

     The  major   components  of  inventories   consist  of  the  following  (in
thousands):


                                 August 31, 1998                               May 31, 1999
                      ---------------------------------            ----------------------------------
                      Weighted                                     Weighted
                      Average         FIFO        TOTAL            Average         FIFO         TOTAL
                      -------         ----        -----            -------         ----         -----

Finished Goods        $28,671      $    --      $28,671            $28,013       $   --       $28,013
Raw Materials           3,162       25,937       29,099              3,085        28,439       31,524
Work In Process         1,914        6,177        8,091              1,405         5,668        7,073
                        -----        -----        -----              -----         -----        -----
                      $33,747      $32,114      $65,861            $32,503       $34,107      $66,610
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

     At May 31, 1998 and 1999, the Company had dilutive stock options of 381,253 and 1,138,500, respectively, which were assumed exercised using the treasury stock method. The resulting diltuive common equivalent shares were used in the calculation of diluted income per common share for each period. Additionally, the Company had 74,341 and 65,371 of stock options at May 31, 1998 and 1999, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive.

     The weighted average common shares outstanding for the quarters ended May 31, 1998 and 1999 were 12,558,907 and 11,734,204, respectively. Dilutive common equivalent shares for the quarters ended May 31, 1998 and 1999 were 220,243 and 479,422, respectively, all attributable to stock options.

     The weighted average common shares outstanding for the nine months ended May 31, 1998 and 1999 were 12,533,485 and 12,000,775, respectively. Dilutive common equivalent shares for the nine months ended May 31, 1998 and 1999 were 232,016 and 328,135, respectively, all attributable to stock options.

Note 4 - Acquisitions -

     On October 8, 1997, the Company purchased the capital stock of Pipework Engineering and Developments Limited (PED), a pipe fabrication company in Wolverhampton, United Kingdom, for $539,000 in cash, net of cash received, and notes payable to former stockholders of $1,078,000. The Company incurred acquisition costs of approximately $160,000. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $1,600,000. The operating results of PED have been included in the condensed consolidated statements of income of the Company from the date of acquisition. The pro-forma effect of the acquisition of PED, had it occurred on September 1, 1997, is not material to the operations of the Company.

     On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc (Prospect) of Derby, United Kingdom, for approximately $14,600,000 in cash, net of cash received. The Company incurred acquisition costs of approximately $2,000,000. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. (Connex), a piping systems fabrication business located in Troutville, Virginia; Aiton Australia Pty Limited (Aiton Australia), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited (PEL), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited (a United Kingdom holding company that held the entire ownership interest in Connex), all of the capital stock of Aiton Australia and certain assets of PEL. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans including approximately $3,500,000 of cost related to the Company's plan to reduce the workforce at Prospect. These costs relate to amounts due to employees under statutory and contractual severance entitlements. As of May 31, 1999, approximately $3,100,000 had been paid to former employees with the remaining $400,000 to be paid upon completion of the Company's workforce reduction plan, the majority of which is expected to take place during the last quarter of fiscal 1999. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $2,500,000. The operating results of the Prospect businesses (other than discontinued operations, which are discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements) have been included in the condensed consolidated statements of income from the date of the acquisition.

     On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. (now named Shaw Lancas, C.A.), a construction company in Punto Fijo, Venezuela, for approximately $2,600,000 in cash, net of cash received. The Company also incurred approximately $100,000 of acquisition costs. Goodwill of approximately $500,000 is being amortized over 20 years using the straight-line method. The purchase method was used to account for this acquisition. The operating results of Lancas have been included in the condensed consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Lancas, had it occurred on September 1, 1997, is not material to the operations of the Company.

     On January 19, 1998, the Company completed the acquisition of all of the outstanding capital stock of Cojafex, B.V. of Rotterdam, Holland (Cojafex) for approximately $8,500,000; $4,547,000 (net of cash received) of which was paid at closing. The balance of the purchase price will be paid through December 31, 2003. The Company incurred acquisition costs of approximately $60,000. Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and agricultural applications, and, using such technology, Cojafex designs, engineers, manufactures, markets and sells such induction bending machines. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $8,500,000. The purchase method was used to account for this acquisition. The operating results of Cojafex have been included in the condensed consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Cojafex, had it occurred on September 1, 1997, is not material to the operations of the Company.

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

     The following summarized unaudited income statement data reflects the impact that the Prospect acquisition would have had on the Company's results of operations for the nine months ended May 31, 1998, if such acquisition had taken place on September 1, 1997 (in thousands, except per share data):

                                                                          1998
                                                                          ----

   Gross revenue                                                        $403,482
                                                                        ========
   Income from continuing operations                                    $ 15,843
                                                                        ========
   Basic earnings from continuing operations per common share           $   1.26
                                                                        ========
   Diluted earnings from continuing operations per common share         $   1.24
                                                                        ========

Note 5 - Investment in Unconsolidated Entities

     During the nine months ended May 31, 1999, the Company recognized earnings of $408,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). In addition, as of August 31, 1998 and May 31, 1999, the Company had outstanding receivables from Shaw-Nass totaling $1,758,000 and $4,176,000, respectively. These receivables relate primarily to inventory and equipment sold to the entity.

Note 6 - Investment in Securities Available for Sale

     In connection with its construction and maintenance work, the Company embarked on its first significant project financing participation. As a result, the Company acquired $12,500,000 of 15% Senior Secured Notes (the "Notes") due December 1, 2003 from a customer (together with certain preferred stock related thereto). Through December 1, 2000, additional bonds are expected to be received in lieu of interest, increasing the Company's investment in the Notes. Since these securities are available for sale, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that the securities be measured at fair value in the balance sheet and that unrealized holding gains and losses, net of taxes, for these investments be reported in a separate component of shareholders' equity until realized. Based on sales of additional securities by the debtor and the Company's best estimates, at May 31, 1999, the securities had an aggregate value approximating the principal amount of $13,186,000. As a result, no unrealized gain or loss is recognized in shareholders' equity.

Note 7 - Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," which was required to be adopted by the Company in the first quarter of fiscal 1999, establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands):

                                                    Three Months Ended             Nine Months Ended
                                                          May 31,                        May 31,
                                                    1998        1999               1998          1999
                                                    ----        ----               ----          ----

    Net income                                    $  5,978      $ 5,225            $16,020      $12,370

    Foreign currency translation adjustments          (258)        (325)              (829)        (998)
                                                   -------      -------            -------      -------

    Total comprehensive income                     $ 5,720      $ 4,900            $15,191      $11,372
                                                   =======      =======            =======      =======

     The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian dollar and Dutch guilder.

Note 8 - Discontinued Operations

     In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels and truck tanker trailers. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. The results of these operations have been classified as discontinued operations in the condensed consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $7,246,000 for the nine months ended May 31, 1998.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

     The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as the "Company" or "Shaw") at May 31, 1999, and the results of its operations for the three-month and nine-month periods then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; in general, economic conditions and, specifically, economic conditions prevailing in international markets; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the effect of the Company's policies, including without limitation the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources and changes in interest rates; delays or difficulties in the production, delivery or installation of products and the provision of services; Y2K or Year 2000 risks; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

     The following table sets forth for the periods indicated the percentages of the Company's net sales that certain income and expense items represent:



                                                                  Three Months Ended                 Nine Months Ended
                                                                        May 31,                           May 31,
                                                                 1998            1999             1998            1999
                                                                 ----            ----             ----            ----


         Sales                                                  100.0%           100.0%           100.0%          100.0%
         Cost of sales                                           84.2             80.4             83.2            80.8
                                                                 ----             ----             ----            ----
         Gross profit                                            15.8             19.6             16.8            19.2

         General and administrative expenses                      8.7             11.8              9.3            12.1
                                                                 ----             ----             ----            ----

         Operating income                                         7.1              7.8              7.5             7.1

         Interest expense                                        (1.6)            (2.0)            (1.7)           (2.1)
         Other income (expense), net                               .4               .2               .2              .1
                                                                 ----             ----             ----            ----
                                                                 (1.2)            (1.8)            (1.5)           (2.0)
                                                                 ----             ----             ----            ----

         Income before income taxes                               5.9              6.0              6.0             5.1
         Provision for income taxes                               1.9              2.0              1.8             1.7
                                                                 ----             ----             ----            ----
         Income from continuing operations
            before earnings from
            unconsolidated entity                                 4.0              4.0              4.2             3.4

         Earnings from unconsolidated entity                       --               .2               --              .1
                                                                 ----             ----             ----            ----
         Income from continuing operations                        4.0              4.2              4.2             3.5
         Earnings from discontinued operations,
              net of taxes                                         .2               --               .1              --
                                                                 ----             ----             ----            ----
         Net income                                               4.2%             4.2%             4.3%            3.5%
                                                                 ====             ====             ====            ====

     Sales decreased 12.7% to $125.4 million for the three months ended May 31, 1999 as compared to $143.6 million for the same period in the prior year. An analysis of sales follows.

     The Company's sales were for projects in the following geographic regions:

                                        Three Months Ended May 31,
                                       1998                         1999
     Geographic Region         (in millions)     %         (in millions)     %
     -----------------         -------------    --         -------------    --
     U.S.A.                      $ 73.8         51%          $ 90.8         72%
     Far East/Pacific Rim          31.5         22             12.8         10
     Middle East                    1.7          1              1.2          1
     South America                 12.6          9              5.2          4
     Europe                        23.2         16             14.7         12
     Other                           .8          1               .7          1
                                 ------        ---            -----        ---
                                 $143.6        100%          $125.4        100%
                                 ======        ===           ======        ===

     The Company's sales were for projects in the following industry sectors:

                                            Three Months Ended May 31,
                                         1998                       1999
                               --------------------     ----------------------
     Industry Sector           (in millions)     %      (in millions)        %
     ---------------           -------------    --       -------------      --
     Electric Power              $ 63.5         44%          $ 41.6         33%
     Chemical                      31.3         22             38.1         30
     Refining                      23.9         17             26.6         21
     Petrochemical                 14.6         10              3.2          3
     Oil and Gas                    5.6          4              6.3          5
     Other                          4.7          3              9.6          8
                                 ------        ---           ------        ---
                                 $143.6        100%          $125.4        100%
                                 ======        ===           ======        ===

     Sales for domestic projects increased $17.0 million, or 23%, from $73.8 million for the three months ended May 31, 1998 to $90.8 million for the three months ended May 31, 1999. Sales increased in each domestic industry sector, excluding Petrochemical. A large construction project for a refinery in Norco, Louisiana accounted for approximately 14% of the Company's sales for the three months ended May 31, 1999. Sales for international projects decreased $35.2 million, or 50%, to $34.6 million for the three months ended May 31, 1999 from $69.8 million for the same period of the prior year. The decrease in international sales is primarily attributable to decreases in Electric Power sector sales to the Far East/Pacific Rim region (due to general economic conditions), in Electric Power sector sales to the European region (primarily due to the delay in the Company's U.K. operations obtaining more profitable projects) and in Petrochemical sector sales to the South American region (due to the completion of a project in fiscal 1998 and general economic conditions and, particularly with respect to Venezuela, recent political events). Notwithstanding the December 1998 award to the Company of an approximately $30 million contract to supply piping for a nuclear power plant in Taiwan, the short-term outlook for the Far East/Pacific Rim region, as well as for the South American region, is uncertain, but the Company is encouraged by recent, increased activity in these areas. The Company continues to believe that the Far East/Pacific Rim and South American markets present significant long-term opportunities for the Company. The decrease in the European region is believed to be temporary, as the Company's U.K. operations are beginning to show improvement as indicated by their backlog of $27 million as of May 31, 1999.

     The dollar amount of sales in the Electric Power sector decreased significantly during the three-month period ended May 31, 1999 as compared to the same period of the prior year, primarily due to decreased foreign projects in the Far East/Pacific Rim and European markets. In light of current economic conditions and increased activity in the Far East/Pacific Rim, the Company is encouraged for its prospects in this geographic region but remains conservative in its expectations for the near-term future. Even if Electric Power sales in the Far East/Pacific Rim do not improve, the Company anticipates sales to be positively impacted by increased activity in Europe, as well as the domestic market, as evidenced by the $300 million, five year power contract announced by the Company in February, 1999. Sales in the Chemical sector for the three months ended May 31, 1999 increased over the same period the prior year due to domestic projects. Sales in the Petrochemical sector decreased significantly during the three-month period ended May 31, 1999 as compared to the same period of the prior year, primarily due to the completion of a project in fiscal 1998 in South America. The increase in the Oil and Gas sector was the result of a subsidiary acquired in July 1998, partially offset by reductions in Oil and Gas project work performed by other subsidiaries of the Company. Notwithstanding recent increases in oil prices worldwide, the Company's outlook for sales from the Oil and Gas sector in the short- and mid-term is somewhat pessimistic since capital spending generally lags behind significant oil and gas price increases.

     The gross profit, as a percentage of sales, for the three-month period ended May 31, 1999 increased to 19.6% from 15.8% for the three-month period ended May 31, 1998. Similarly, the gross profit percentage for the nine-month period ended May 31, 1999 increased to 19.2% from 16.8% for the same period the prior year. The gross profit percentages for the three-month and nine-month periods ended May 31, 1999 were positively impacted by the exclusion from sales and cost of sales of significant costs for material, equipment and subcontract work on a large construction project; these costs are generally included in sales and cost of sales on a pass-through basis because they are typically within the Company's scope under construction contracts. The amount of gross profit on this project remained the same notwithstanding the exclusion from sales and cost of sales of the costs of materials, equipment and subcontractor work from the contractual scope of this project; thus, gross profit as a percentage of sales is higher than customary. In addition, the Company's gross profit percentages for the three-month and nine-month periods ended May 31, 1999 were positively impacted by several other construction contracts with higher gross profit percentages than the Company has historically experienced. In light of the general economic conditions in South America (which historically has realized higher gross profit percentages than the Company's other operations) and the increasing percentage of Company revenues from construction projects (which generally have lower gross profit percentages than pipe fabrication), the Company believes that current levels of gross profit, as a percentage of sales, will not be maintained over the long term.

     General and administrative expenses were $14.7 million for the three-month period ended May 31, 1999, up 18% from the same period for the prior year. For the nine-month period ended May 31, 1999, general and administrative expenses were $43.0 million, up 24% from the prior year. The increases primarily relate to growth of the Company's construction services and the integration of Shaw Lancas, C.A. (the Company's Venezuelan construction subsidiary) and Shaw Bagwell, Inc. (the Company's oil and gas services subsidiary) into the Company's business. The Company's general and administrative expenses also increased as a percentage of sales for each period as compared to the prior year. The Company believes that general and administrative expenses as a percentage of sales will decrease toward historical levels as revenues of Shaw Lancas, C.A. and Shaw Bagwell, Inc. increase, but there can be no assurance that this will occur. Additionally, as long as sales are negatively impacted by the exclusion of significant costs for material, equipment and subcontract work on construction projects, the percentage of general and administrative expenses as compared to sales will remain higher than historical levels.

     Interest expense for the quarter ended May 31, 1999 was $2.5 million, up $.1 million from the same period of the prior year. For the nine months ended May 31, 1999, interest expense was $7.4 million, up $1.1 million from the same period of the previous year. Interest expense varies in relation to the balances in, and variable interest rates under, the Company's principal revolving line of credit facility, which has generally been used to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Additionally, in the nine months ended May 31, 1999, this line of credit facility was used to purchase treasury stock totaling $13.7 million.

     The Company's effective tax rates for the nine months ended May 31, 1998 and 1999 were 30.3% and 33.1%, respectively. The tax rates for each period relate primarily to the mix of foreign versus domestic work.

     Total backlog increased to $781 million at May 31, 1999 compared to $257 million reported at May 31, 1998 and $776 million reported at February 28, 1999. Approximately 78% of the backlog relates to domestic projects and roughly 50% of the backlog relates to work currently anticipated to be done during the 12 months following May 31, 1999. In addition, a significant portion of the backlog relates to a $300 million, five-year, domestic power contract.

         Backlog by industry sector is as follows (in millions):

                  Electric Power                            $466.4
                  Chemical                                   156.9
                  Refining                                   111.9
                  Oil and Gas                                 31.5
                  Petrochemical                                2.5
                  Other                                       11.8
                                                            ------
                                                            $781.0
                                                            ======

         Backlog by geography is as follows (in millions):

                  Domestic                                  $609.4
                  International                              171.6
                                                            ------
                                                            $781.0
                                                            ======

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operations was $9.3 million for the nine months ended May 31, 1999, compared to $15.0 million used in operations for the same period of the previous fiscal year. For the nine months ended May 31, 1999, cash from operating activities was favorably impacted by net income of $12.4 million and depreciation and amortization of $9.7 million offset by changes in certain assets and liabilities of $12.2 million and other non-cash items of $.6 million. A decrease in accounts payable, resulting from the timing of payments to vendors, offset by a decrease in accounts receivable, due to increased collections, accounted for the majority of the $12.2 million change in assets and liabilities.

     Net cash used in investing activities was $24.9 million for the nine months ended May 31, 1999, compared to $32.7 million for the same period of the previous fiscal year. During the nine months ended May 31, 1999, the Company embarked on its first significant project financing participation. In connection with its construction and maintenance work on a refinery project in Norco, Louisiana, Shaw acquired $12.5 million of 15% Senior Secured Notes (the "Notes") due December 1, 2003 (together with certain preferred stock related thereto). The Notes are secured by a first priority security interest in certain refinery assets. Through December 1, 2000, additional Notes are expected to be received in lieu of interest, increasing the Company's investment in the Notes. The Company also purchased approximately $12.9 million of property and equipment, excluding a $3.0 million non-cash transaction. Approximately $6.5 million of this amount was for a new corporate facility in Baton Rouge, Louisiana. An additional $5.1 million was for construction equipment. In the nine months ended May 31, 1998, in addition to $10.0 million of property and equipment acquisitions, the Company invested $26.1 million, net of cash received, in the PED, Prospect, Lancas and Cojafex acquisitions.

     Net cash provided by financing activities was $16.0 million for the nine-month period ended May 31, 1999, compared to $47.2 million that was provided for the nine months ended May 31, 1998. For the nine months ended May 31, 1999, $26.6 million of cash was provided from the Company's revolving line of credit agreements with its commercial lenders. The revolving line of credit facilities have been used generally to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Beginning in the first quarter of fiscal 1999, the Company also began to use its principal revolving line of credit facility to repurchase shares of the Company's Common Stock through open market and block transactions in accordance with a plan adopted by the Company's Board of Directors. During the nine months ended May 31, 1999, 1,558,631 shares of stock had been repurchased at a total price, including brokerage commissions, of approximately $13.7 million. Cash was also provided by $5.6 million of new debt and a $6.6 million increase in outstanding checks in excess of bank balances (resulting from the timing of payments and the clearance of checks), while funds of $9.0 million were used to pay down outstanding debt. During the nine months ended May 31, 1998, the Company issued $62.2 million of debt, including $60 million of Senior Secured Notes, the proceeds of which were used primarily to pay down the Company's revolving line of credit facility. These transactions were the primary reasons for the $47.2 million of funds provided by financing activities in the nine months ended May 31, 1998.

     As of May 31, 1999, the Company had approximately $52 million available under its principal revolving line of credit facility. The Company believes its current borrowing arrangements are sufficient to support its operations for the next twelve months.

Year 2000 Compliance
--------------------

     The "Year 2000" or "Y2K" issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-sensitive systems may fail, or produce erroneous results, on or before or after January 1, 2000 because the year 2000 may be interpreted as the year 1900. During 1998, the Company began implementation of a program to identify, evaluate and address the Company's Y2K risks to ensure that its Information Technology ("IT") systems and non-IT systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company is attempting to assess the Y2K risks associated with its significant customers and suppliers.

     In general, the Company's program for identifying, evaluating and addressing its Y2K risks for both IT and non-IT systems involves preliminary assessments by Company personnel, detail audits and assessments by consultants and correction or replacement of any non-compliant systems. Total outside costs of approximately $450,000 (primarily consultant expenses) are expected to be incurred during the evaluation and assessment process. Included in these costs are some programming costs to remediate in-house programs. Approximately $370,000 of these costs has been expensed by the Company during the nine months ended May 31, 1999.

         The analysis of its systems for Y2K risks has been segmented into three categories: local, national, and international. Each segment was divided into major business areas: systems, products, facilities, and suppliers. These business areas were divided into even smaller categories for data collection and evaluation, such as computers, network equipment, production equipment, manufacturing equipment, alarm systems, phone systems, etc. The data was entered into a repository that was created to track evaluation and remediation efforts. The following is an example of the methodology and results gathered during the Company's Year 2000 program:

     Systems

          The Company's proprietary and off-the-shelf systems were identified during the inventory phases of the program for compliance analysis. Shaw's proprietary software has been remediated and tested for Year 2000 problems. Year 2000 compliant software has been installed on all production systems. A testing methodology used for these proprietary systems, in an identical but separate environment, was set up evaluating operational functionality, as well as current, future, and crossover dates between the years 1999 and 2000. Other business critical off-the-shelf applications have been upgraded, according to manufacturer direction, to meet year 2000 compliance specifications. Replacement of all non-year 2000 compliant systems are currently underway.

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

     Facilities

          The Company has identified its business facilities as critical to the Year 2000 evaluation process. All facilities have been inventoried, identifying systems such as phone systems, HVAC, alarm systems, fire systems, elevators, electrical power, and others. These items were evaluated because of their potential impact on business operations if they were to fail. To date, no business facilities have been determined to be materially noncompliant.

     Suppliers

          Based on its preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which could have a material adverse effect on the Company's financial condition or results of operations. Shaw has attempted to identify and classify business suppliers based on relevant priority factors, and has contacted numerous suppliers and potential suppliers regarding their Y2K compliance. The Company believes that, in general, many vendors can be easily substituted in case of noncompliance; however, certain types of raw materials are available from only one or a few specialized suppliers. To date, the Company believes that all suppliers material to the Company's operations or conduct of business have been contacted either by phone or survey about their compliance efforts and status.

     The deadline for the Year 2000 project is August 1, 1999; however, since many third party issues are involved and remain uncertain, unforeseen problems could develop. Because of this, Y2K compliance monitoring will continue through January 2000.

     Based upon the outcome of its assessments and the information derived from its significant customers and suppliers, the Company is currently developing contingency plans to address certain risk areas, as needed. There can be no assurance, however, that the Company will not be materially, adversely affected by Y2K problems or related costs.

     At the present time, the Company believes that the cost to modify or replace its non-compliant systems should not exceed $600,000 (the majority of which will be of a capital nature), bringing the total expected Y2K expenditures to a maximum of $1,050,000. There can be no assurance, however, that such costs will not escalate and materially and negatively impact the Company's financial condition or results of operations.

Financial Accounting Standards Board Statements
-----------------------------------------------

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the Company to report financial and descriptive information about its operations in its annual financial statements for the year ending August 31, 1999.

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

     In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and will require costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard will be written off and reflected as a cumulative effect of a change in accounting principle. As of May 31, 1999, the Company had total unamortized deferred organizational costs of approximately $620,000. The Company intends to adopt this new requirement in fiscal 2000.

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

                           PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the fiscal quarter ended May 31, 1999, there were no matters submitted to a vote of security holders by the Company.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          Exhibit Number                           Description
          --------------                           -----------

              11                           Computation of Earnings Per Share
              27                           Financial Data Schedule

    B.    Form 8-K

     During the fiscal quarter ended May 31, 1999, the Company did not file a Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  THE SHAW GROUP INC.



Dated:   July 15, 1999                            /S/ Robert L. Belk
                                                  ------------------------
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



     Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 1999.



Exhibit Number                                    Description
--------------                                    -----------

    11                           Computation of Earnings per Share

    27                           Financial Data Schedule



                                                                 EXHIBIT 11
                                                   Computation of Earnings Per Share


                                                            Three Months Ended                      Nine Months Ended
                                                                  May 31,                                May 31,
                                                           1998                 1999                1998              1999
                                                           ----                 ----                ----              ----

Income from continuing operations
    (dollars in thousands)                              $    5,769          $    5,225          $   15,882        $   12,371
                                                        ==========          ==========          ==========        ==========

Shares:
   Weighted average number of common
        shares outstanding                              12,558,907          11,734,204          12,533,485        12,000,775
   Net effect of stock options                             220,243             479,422             232,016           328,135
   ---------------------------                          ----------          ----------          ----------        ----------
   Weighted average number of common
       shares outstanding, plus assumed
       exercise of stock options                        12,779,150          12,213,626          12,765,501        12,328,910
                                                        ==========          ==========          ==========        ==========

Income from continuing operations:
   Basic earnings per share                            $       .46          $      .45          $     1.27        $     1.03
                                                       ===========          ==========          ==========        ==========
   Diluted earnings per share                          $       .45          $      .43          $     1.24        $     1.00
                                                       ===========          ==========          ==========        ==========
