Form 10-K
period 1999-08-31
SHAW GROUP INC
filed 1999-11-03
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File Number 0-22992

                               THE SHAW GROUP INC.
             (Exact name of registrant as specified in its charter)

                               LOUISIANA                                                    72-1106167
     (State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer
                                                                                      Identification Number)
                      8545 UNITED PLAZA BOULEVARD
                        BATON ROUGE, LOUISIANA                                                 70809
               (Address of principal executive offices)                                     (zip code)

                                 (225) 932-2500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, no par value, registered on the New York Stock Exchange.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at September 30, 1999 was approximately $219 million.

The number of shares of the Registrant's common stock, no par value, outstanding at October 29, 1999 was 11,748,796.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Shaw Group Inc. ("Shaw" or the "Company) is the largest supplier of fabricated piping systems in the United States and one of the leading suppliers of integrated piping systems and services for new construction, site expansion and retrofit projects in the world. Shaw is a cost-effective single-source provider of fabricated piping systems and services for projects primarily in the following industries:

     o    power generation;
     o    chemical processing;
     o    crude oil refining;
     o    petrochemical processing; and
     o    oil and gas exploration and production.

         By serving a diverse portfolio of industries worldwide, the Company reduces its dependence on any one industry or geographic region. The Company is currently benefitting from substantial demand for its products and services in the power generation industry, particularly for activity related to the installation of gas turbine power systems in the United States. The Company believes that it has provided more piping systems for the power generation market worldwide than any other domestic competitor, positioning it to capitalize on the significant and growing demand in this sector.

         Shaw differentiates itself from its competition by offering its customers comprehensive piping solutions consisting of integrated engineering, design, fabrication, erection and maintenance of piping systems and the manufacture of pipe fittings. Over the past several years, the Company's customers have included:

                        AlliedSignal, Inc.                    Mitsubishi Heavy Industries, Inc.
                        Black & Veatch Corporation            Monsanto
                        Chevron Chemical                      Raytheon Engineers & Constructors, Inc.
                        Duke/Fluor Daniel                     Rolls Royce
                        FMC Corporation                       Southern Companies Service, Inc.
                        Hitachi                               Toshiba Corporation

         Shaw has also formed strategic alliances with:

                        ABB AG                                The Dow Chemical Company
                        Air Products and Chemicals, Inc.      General Electric Company
                        Alstom S.A.                           Orion Refining Corporation
                        BASF AG                               Parsons Corporation
                        Bechtel Corporation                   Praxair, Inc.

         The Company was founded in 1987 and has expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions. The Company has increased its revenues from $131.1 million for fiscal 1994 to $494.0 million for fiscal 1999, representing approximately a 30% compound annual growth rate. Over this same time period, Shaw has also achieved a 30% compound annual growth rate in earnings per share. In addition, the Company's backlog has increased from $75.0 million as of August 31, 1994 to $818.3 million as of August 31, 1999.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKs

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts (including without limitation statements to the effect that the Company "believes," "expects," "anticipates," "plans," or other similar expressions) are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products; changes in general economic conditions and, specifically, in economic conditions prevailing in international markets; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources and changes in interest rates; delays or difficulties in the production, delivery or installation of products and the provision of services; Y2K risks; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

COMPETITIVE ADVANTAGES

        Over the past several years, the Company has increased its pipe fabrication capacity, expanded its products and services, and broadened the scope of its projects to include engineering, pipe erection, maintenance and related construction services. These initiatives have enabled Shaw to become a technologically advanced producer of complex piping systems, to achieve substantial economies of scale in purchasing raw materials and to provide its customers with a broad range of products and services. As a result, the Company enjoys the following competitive advantages:

         Coordination and integration of piping systems and services. Shaw's ability to provide its customers with a single source of comprehensive piping products and services and to coordinate and integrate its products and services allows it to maximize project efficiency and reduce lead time and costs for its customers.

         State-of-the-art induction pipe bending technology. Traditionally, pipe fabricators cut and connect pipe through the use of fittings that are welded into place. While a significant amount of the Company's fabrication is still based on this method, pipe bending techniques such as Shaw's have grown in acceptance in recent years. Pipe bending techniques require fewer cut and weld connections than the traditional method and as a result require less labor and material expenditures. Induction bending is a technique using simultaneous super-heating and compression of pipe to produce tight-radius bends to customers' specifications. Shaw believes that it offers its customers the most sophisticated and efficient pipe bending machines and technology available in the world today. Shaw's induction pipe bending machines are capable of bending pipe as large as 66 inches in diameter with a wall thickness of up to five inches. In addition, when compared to the traditional cut and weld method, the Company's technology provides a more uniform and cost-effective product that is generally considered to be stronger and less prone to structural fatigue.

         Established, diversified customer base. The Company's customers include a group of large, multi-national companies with whom it has had long-standing relationships. In some cases, these relationships have taken the form of strategic alliances through which the Company provides a significant portion of its customers' piping requirements. Because many of its customers are active in more than one of the industries the Company serves, they have historically remained significant purchasers of the Company's piping systems and services despite fluctuations in activity within any particular industry.

         Strategically positioned worldwide operations. Shaw has established a leading market position in the United States and has devoted substantial resources to select international markets in South America, Europe, Asia and Australia. The Company's pipe fabrication facilities currently include eight locations in the United States and four in international markets. These facilities consist of over 1.5 million square feet of fabrication space and can produce more than 97,000 tons of fabricated pipe annually. In the past two fiscal years, the Company has fabricated products in its overseas facilities representing approximately one-half of its international sales. The Company believes that its international presence strengthens its ability to pursue new markets and customers on a global basis, particularly multi-national customers seeking suppliers who can provide worldwide solutions for their piping requirements. For example, in the past six years one of the Shaw's alliance partners has installed the Company's systems in 24 power plants in 13 countries on three continents.

         Proprietary software technology. The Company's proprietary SHAW-DRAW(TM) and SHAW-MAN(TM) software programs enhance its customers' ability to plan, schedule and track their projects and reduce installation costs and cycle times. SHAW-DRAW(TM) converts customer designs into production drawings while SHAW-MAN(TM) manages and controls the movement of project materials. Many of Shaw's customers have found its software to be of such value that they have electronically linked their own planning and control processes with the Company's systems and software.

         Specialty manufacturing capability. While Shaw's competitors are generally dependent on third-party manufacturers of specialty fittings, the Company has the capability to manufacture many of these products in-house. By manufacturing these critical elements of the pipe fabrication process, the Company is able to maintain greater control over the sourcing of fittings, which reduces its supply costs and minimizes delays in fabrication.

BUSINESS STRATEGY

        The Company's business strategy is to enhance its leading position as a provider of comprehensive piping solutions within existing markets and to enter select new markets. The Company intends to achieve this goal by:

         Growing through internal development. Shaw's fabrication facilities are currently operating at or near capacity while its backlog has more than tripled in the last year. In order to meet projected demand, Shaw anticipates developing or acquiring one or more facilities in the next year. The Company will also hire additional sales, marketing and project maintenance personnel worldwide as well as purchase and upgrade equipment and technology. In addition to increasing its plant capacity and strengthening its sales, manufacturing and technology infrastructure, Shaw intends to evaluate opportunities to enter new international markets, particularly those in which significant power plant construction is anticipated.

         Pursuing alliance agreements. The Company intends to enter into additional alliance agreements with current and future customers. Shaw's alliance agreements enhance its ability to obtain contracts for individual projects by eliminating formal bid preparation. The alliance process involves joint steering committees in which the Company works closely with its customers to achieve process improvements and systems integration. The Company believes that its ongoing dialogue with its alliance partners greatly enhances its customer relationships. These agreements have tended to provide Shaw with a steady source of projects, minimize the impact of short-term pricing volatility and enable it to anticipate a larger portion of its future revenues.

         Strengthening its technological position. Shaw will continue to strengthen its technological position through investment in new equipment, technology and information systems, which it believes will allow it to increase its fabrication and manufacturing capabilities and capacity, better integrate its product and service offerings and improve overall project efficiency. In addition, to address its customers' desire to share project information with it electronically, the Company is developing information systems to enable its customers to monitor closely the progress of their piping projects and to integrate fully the installation and erection of the entire piping project.

         Expanding erection, maintenance and related construction services. The Company has developed expertise in providing erection, maintenance and construction services related to its core fabrication projects. The Company believes that its ability to offer these services appeals to many of its customers and provides it with significant growth opportunities.

         Pursuing selective acquisitions. Since January 1996, the Company has completed 11 acquisitions for total consideration of approximately $93 million. Nine of these acquisitions were completed during the fiscal years ended August 31, 1997, 1998 and 1999 (see Note 3 of Notes to Consolidated Financial Statements). Shaw intends to continue to pursue selective acquisitions of businesses that will expand or complement its current portfolio of products and services.

INDUSTRY OVERVIEW

         The Company's industry provides piping systems and services for projects in the power generation, chemical processing, crude oil refining, petrochemical processing, oil and gas exploration and production, and other industries (including pulp and paper, food processing and pharmaceutical industries). Because these industries have historically been cyclical and affected by general downturns in the economy, the Company's revenues and the revenues of its competitors have fluctuated with the demand by these industries for new construction and site expansions, while maintenance work has typically been more recurring in nature.

Power Generation

         According to the Department of Energy, demand for domestic electricity generation has increased 17% since 1990 while capacity has increased less than one percent. This imbalance, coupled with deregulation of the power industry and decommissioning of nuclear plants, has resulted in a surge in domestic construction of power plants. According to the Energy Information Administration, or EIA, a projected 1,344 new plants with a total of 403 gigawatts of capacity will be needed by 2020 to meet growing demand and to offset retirements of nuclear and fossil fuel plants. Approximately 85% of new capacity is projected to be combined-cycle or combustion turbine technology fueled by natural gas or both oil and gas. The EIA estimates that between 1995 and 2010 approximately $1.4 trillion will be spent on electricity generation investments worldwide. The Company's backlog reflects this activity; at August 31, 1999, the Company had approximately $527 million in backlog attributable to the power generation industry, representing approximately 64% of its total backlog on that date.

Chemical Processing

         While its chemical processing customers have experienced limited growth overall, the Company has continued to experience relatively steady activity in this sector. The Company anticipates that the majority of its work in this sector in the near-term will consist of maintenance and retrofit work necessary to modernize existing facilities and to comply with increasingly stringent environmental requirements. Approximately 12% of its backlog at August 31, 1999 consisted of work in the chemical processing industry.

Crude Oil Refining

         Demand for the Company's services in the crude oil refining industry has remained steady in recent years. The consistent demand for its services in this industry has been driven by refiners' need to process a broader spectrum of crude and to produce a greater number of products. In addition, increasingly stringent environmental regulations, including significantly reduced emissions allowances required by the Clean Air Act, have increased retrofit activity.
The refining industry represented approximately 19% of its backlog at August 31, 1999.

Petrochemical Processing

         The petrochemical processing industry has experienced a downturn over the past several years and Shaw's activity in this sector also diminished in fiscal 1999. Similar to the chemical processing industry, most of the Company's work in this sector will be driven by maintenance and retrofit requirements. Projects in the petrochemical processing sector represented an insignificant percentage of Shaw's backlog at August 31, 1999.

Oil and Gas Exploration and Production

         The Company entered the domestic offshore oil and gas exploration and production market with the acquisition of Bagwell Brothers, Inc. in fiscal 1998. Although demand in this industry is directly related to capital spending in the oil and gas sector which, in turn, is directly influenced by the levels of oil and gas prices, demand for Shaw's products and services lags behind significant commodity price increases. Since January 1, 1999, West Texas Intermediate crude oil and Henry Hub natural gas prices have increased approximately 86% and 35%, respectively. As a result of the improving commodity price outlook, a number of independent and major oil and gas companies have increased capital expenditure budgets for the second half of 1999 and for 2000. As a result of increases in capital expenditures, the Company's bidding activity in this sector has increased in recent months. Approximately four percent of its backlog at August 31, 1999 consisted of projects in the oil and gas exploration and production industry. While the Company does not expect to experience significantly higher activity rates in this sector in the near-term, it believes it is well positioned to take advantage of significant opportunities for growth, both domestically and internationally.

PRODUCTS AND SERVICES

         The Company has segregated its business into two segments: pipe services and manufacturing. Pipe services provides a complete range of piping products and services, including fabrication, induction pipe bending, engineering and design, and erection and maintenance. The manufacturing segment manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. These fittings include stainless and other alloy elbows, tees, reducers and stub ends.

PIPE SERVICES

         The Company has set forth below a brief description of each of its major products and services in the Pipe Services segment of its business.

Fabrication

         The Company's primary service is the fabrication of complex piping systems from raw materials including carbon steel, stainless steel and other alloys, nickel, titanium and aluminum. The Company fabricates pipe by cutting it to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. Shaw currently operates pipe fabrication facilities in Louisiana, Oklahoma, South Carolina, Texas, Utah, Virginia, the United Kingdom, Venezuela and Bahrain (where it has a 49% interest in a joint venture). Shaw's fabrication facilities are capable of fabricating pipe ranging in diameter from 1/2 inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. The Company can fabricate pipe assemblies up to 100 feet in length and weighing up to 45 tons.

         A significant portion of Shaw's work consists of the fabrication of critical piping systems for use in high pressure, high temperature or corrosive applications, including systems designed to withstand pressures of up to 2,700 pounds per square inch and temperatures of up to 1,020 degrees Fahrenheit. In order to ensure that its products can withstand these types of extreme conditions, the Company has set rigid quality control standards for all of its products. In addition to visual inspection, the Company uses other advanced methods to confirm that its products meet specifications such as:

     o    radiography;
     o    hydro testing;
     o    dye penetration; and
     o    ultrasonic flaw detection.

Induction Pipe Bending

         In fiscal 1994, the Company began purchasing state-of-the-art induction pipe bending equipment, which significantly increased its capacity to fabricate piping systems in both volume and complexity. In addition, this equipment enables Shaw to substitute pipe bending for the more traditional cutting and welding techniques on certain projects, resulting in labor, time and raw material savings. In January 1998, the Company acquired Cojafex B.V. of Rotterdam, Holland ("Cojafex"). Cojafex owns the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications.

         Primarily because of the significant reductions in labor, time and material costs associated with pipe bending techniques, the market for pipe fabrication is increasingly moving in the direction of bending according to customer specifications. The Company believes that its technology is the most advanced of its kind available in the world and gives it a technological advantage in this growing segment of the market.

         The Company currently has eight induction pipe bending machines in operation capable of bending pipe up to 66 inches in diameter with wall thicknesses of up to five inches. Their model numbers, locations and pipe bending capabilities are presented in the following table:

                                                                            PIPE BENDING CAPABILITIES
                                                                            -------------------------
                                                                               MAXIMUM      MAXIMUM
                                                                                PIPE       PIPE WALL
                             MODEL                     LOCATION               DIAMETER     THICKNESS
                    ---------------------        ---------------------      ------------  ------------
                    Cojafex PB Special 16        Walker, Louisiana          16 inches     2.5 inches
                    Cojafex PB Special 16        Laurens, South Carolina    16 inches     2.5 inches
                    Cojafex PB Special 16        Tulsa, Oklahoma            16 inches     2.5 inches
                    Cojafex PB Special 16        Manama, Bahrain            16 inches     2.5 inches
                    Cojafex PB-1200              Walker, Louisiana          48 inches     4.0 inches
                    Cojafex PB-1600              Clearfield, Utah           66 inches     5.0 inches
                    Cojafex PB-850               Clearfield, Utah           34 inches     3.0 inches
                    Cojafex PB Special 12        Clearfield, Utah           12 inches     .75 inches

Engineering and Design

         In 1994, as an integral part of its strategy to offer comprehensive piping solutions, the Company expanded its services to include engineering and design capabilities for power projects, primarily for its customers outside the United States. The Company also designs and engineers pipe hangers and pipe support systems and specializes in engineering analyses of complex piping systems and related services, primarily for the power generation industry. These engineering, design and pipe support capabilities complement Shaw's fabrication services, particularly for power generation projects, enabling it to provide more comprehensive piping packages with reduced overall lead times and lower total installed costs.

         The Company uses sophisticated plant design software to create virtual three-dimensional piping system models. The models provide customers with a clear, understandable picture of the complete project, enabling them to "walk through" the project on a three-dimensional basis to accurately review designs. Shaw currently operates approximately 25 workstations that utilize this plant design software.

         The Company's engineering capabilities are directly linked to its fabrication shops and its proprietary computer aided design system, SHAW-DRAW(TM). SHAW-DRAW(TM) converts customer design drawings into its detailed production drawings in seconds, significantly reducing the lead-time required before fabrication can begin and substantially eliminating detailing errors. The Company has also implemented SHAW-MAN(TM), which efficiently manages and controls the movement of all required materials through each stage of the fabrication process utilizing bar code technology. These proprietary programs enhance Shaw's customers' planning and scheduling, reducing total installed costs and project cycle times.

Erection and Maintenance

         The Company's acquisition of several industrial erection and maintenance businesses in fiscal 1997 and 1998 has enabled it to expand its piping solutions to include on-site piping system erection services and total project construction and plant maintenance services. The Company currently offers erection and maintenance services in the Gulf Coast region of the United States and in the United Kingdom, Australia and Venezuela.

         Shaw's erection projects are generally capital-intensive and include the construction of new facilities, plant expansions and upgrades. Its services incorporate most of the construction disciplines, including:

    o  civil, structural and steel erection;
    o  mechanical and equipment installation and assembly;
    o  piping erection;
    o  skid and modular unit fabrication and assembly;
    o  constructability reviews;
    o  materials and labor procurement and management;
    o  American Society of Mechanical Engineers code work; and
    o  plant maintenance.

MANUFACTURING

         The Company manufactures specialty stainless, alloy and carbon steel pipe fittings for use in pipe fabrication. These pipe fittings include stainless and other alloy elbows, tees, reducers and stub ends ranging in size from 1/2 inch to 48 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches. Shaw operates a manufacturing facility in Shreveport, Louisiana, which distributes its fittings to its pipe services operations and to third parties. The Company also operates several distribution centers in the United States, which distribute its products, as well as products manufactured by third parties. Manufacturing pipe fittings enables the Company to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total installed costs. Shaw's manufacturing capabilities also reflect its commitment to be a comprehensive piping solution for its customers.

SEGMENT FINANCIAL DATA AND EXPORT SALE INFORMATION

         See Note 13 of the Notes to Consolidated Financial Statements for detailed financial information regarding each business segment and export sale information.

MARKETS

         The Company's principal markets are the erection of new systems and retrofits in the power generation, chemical processing, crude oil refining, petrochemical processing and oil and gas exploration and production industries, both in the United States and internationally. The Company also has supplied piping systems to other industries including the pulp and paper, food processing and pharmaceutical industries.

         The Company's sales by industry in its two most recent fiscal years approximated the following amounts:

                                                          YEAR ENDED AUGUST 31,
                                                          ----------------------
              INDUSTRY                                      1998          1999
              --------                                    --------      --------
                                                           (DOLLARS IN MILLIONS)
              Power Generation                            $  193.5      $ 161.8
              Chemical Processing                            132.6        141.0
              Crude Oil Refining                              83.9        109.3
              Petrochemical Processing                        42.4         20.8
              Oil and Gas Exploration and Production          23.1         29.0
              Other                                           26.1         32.1
                                                          --------      -------
                                                          $  501.6      $ 494.0
                                                          ========      =======

         The Company's sales by geographic region in its two most recent fiscal years approximated the following amounts:

                                                             YEAR ENDED AUGUST 31,
                                                             ---------------------
              GEOGRAPHIC REGION                                1998         1999
              -----------------                              --------     --------
                                                             (DOLLARS IN MILLIONS)
              United States                                  $  286.5     $  366.2
              Far East/Pacific Rim                              100.6         41.1
              Europe                                             55.8         49.7
              South America                                      31.9         18.7
              Middle East                                        18.4         10.2
              Other                                               8.4          8.1
                                                             --------     --------
                                                             $  501.6     $  494.0
                                                             ========     ========

         Prior to February 1994, the Company conducted its international business exclusively from its plants in the United States. Critical or high pressure piping systems are typically fabricated in industrialized nations that tend to have greater capacity for manufacturing piping that satisfies stringent tolerance and consistency requirements. United States pipe fabricators have generally fabricated these systems more efficiently than their Western European and Japanese competitors due to lower labor costs and greater availability of raw materials. However, geographical sourcing requirements, local labor rates and transportation considerations may make it difficult for the Company to use its domestic facilities to compete on many international projects, particularly those involving non-critical piping systems. Therefore, Shaw has established facilities abroad to allow it to bid more competitively for international projects. The Company currently operates facilities in Venezuela, the United Kingdom, Australia and Bahrain.

         In November 1993, the Company entered into a joint-venture agreement to construct and operate a fabrication facility in Bahrain. Shaw's joint venture partner is Abdulla Ahmed Nass, a Bahrainian industrialist. The Company's Bahrainian joint-venture facility is one of the first modern pipe fabrication facilities in the Middle East and has received the Gulf States Certification from the Gulf Cooperation Council. The Gulf States Certification enables the joint venture to export products to other Arab countries without paying additional tariffs. In fiscal 1999, the joint venture had sales of approximately $9.6 million and the Company's share of the joint venture's net income was approximately $681,000.

         In the future, the Company's pursuit of joint-venture relationships to conduct foreign operations will be determined on a case-by-case basis depending on market, operational, legal and other relevant factors.

BACKLOG

         The Company defines its backlog as a "working backlog," which includes projects for which Shaw has received a commitment from its customers. This commitment typically takes the form of a written contract for a specific project, a purchase order or a specific indication of the amount of time or material the Company needs to make available for a customer's anticipated project. In certain instances, the engagement is for a particular product or project for which the Company estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Shaw's backlog for maintenance work is derived from maintenance contracts and its customers' historic maintenance requirements. The Company estimates that its backlog was approximately $818.3 million at August 31, 1999, compared to $253.4 million and $254.3 million at August 31, 1997 and 1998, respectively. The Company estimates that $403.5 million, or 49%, of its backlog at August 31, 1999 will be completed in fiscal 2000.

         Approximately $300 million, or 37%, of the Company's backlog at August 31, 1999 was attributable to a contract with General Electric that requires the Company to fabricate 90% of the pipe necessary to install the combined-cycle gas turbines to be built by General Electric domestically through 2004. Approximately 53% of this backlog is for power generation projects for which General Electric has been engaged and is in various stages of design, engineering and construction and for which the Company has received a work release or has been notified that a work release is pending. The balance is for work for which General Electric has requested that the Company reserve capacity. The Company cannot provide any assurance, however, that all of these projects will be constructed or that they will be completed in its currently anticipated time frame.

         On occasion, customers will cancel or delay projects for reasons beyond Shaw's control. Most of Shaw's contracts provide for cancellation fees in the event projects in backlog are canceled, but the Company typically has no contractual right to the total revenues reflected in its backlog. These fees typically provide for reimbursement of the Company's out-of-pocket costs, revenue associated with work performed to date and a varying percentage of the profits the Company would have realized had the contract been completed. Where Shaw does not have a written agreement, it often has been able to recover similar amounts from its clients. In addition to cancellation risks, projects may remain in Shaw's backlog for extended periods of time. Historically, delays have impacted Shaw's operations from time to time, but cancellations have been immaterial. Cancellation is more likely to occur during the initial phases of projects, when erection and related construction services are provided, than during later phases, when fabrication services are provided. Accordingly, cancellation rates for projects reflected in the Company's backlog may increase in the future if its business mix includes a larger percentage of erection and related construction services.

         The following table breaks out the percentage of its backlog in the following industry sectors and geographic regions for the periods indicated:

                                                AT AUGUST 31,
                                           ----------------------
                                             1998          1999
                                           --------      --------
INDUSTRY
Power Generation                                 30%           64%
Chemical Processing                              39            12
Petrochemical Processing                         11             0
Crude Oil Refining                                8            19
Oil and Gas Exploration and Production            9             4
Other                                             3             1
                                           --------      --------
                                                100%          100%
                                           ========      ========
GEOGRAPHIC REGION
Domestic                                         65%           75%
International                                    35            25
                                           --------      --------
                                                100%          100%
                                           ========      ========

TYPES OF CONTRACTS

         The Company's contracts are generally priced on a unit price, fixed price or lump-sum, or cost-plus basis.

         A significant portion of the Company's contracts, particularly for domestic piping fabrication, are bid on a unit price basis under which the customer pays a negotiated rate for the product or service, such as a weld, radiograph inspection, bend or engineering revision. The Company generally bills raw materials to customers at published prices in effect on the date of the contract, and the Company generally obtains fixed pricing commitments from its suppliers at the time of the contract for most of the items necessary to complete the project in order to minimize the risk of raw material price increases during the fabrication process.

         The Company quotes many of its projects on a fixed price or lump-sum basis. To minimize the risk of increases in the cost of its supplies, Shaw generally does not quote the actual contract price until the Company has secured fixed pricing commitments from its suppliers for most of the items necessary to complete the project.

         Additionally, a significant portion of its erection contracts are bid on a cost-plus basis. Revenues are recognized on the basis of costs incurred plus the fee earned.

         The Company obtains orders through competitive bidding, negotiated contracts and awards under alliance agreements. In addition to price, the awarding of contracts is often based on other factors, including reputation, experience and ability to meet project deadlines.

         The Company also obtains orders under alliance agreements entered into with its customers to expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for annual price adjustments. The Company's current alliance partners include ABB AG, Air Products and Chemicals, Inc., Alstom S.A., BASF AG, Bechtel Corporation, The Dow Chemical Company, General Electric, Orion Refining Corporation, Parsons Corporation and Praxair, Inc. These agreements are typically implemented by establishing a joint steering committee to provide guidance and direction on alliance issues. Normally this committee meets on a periodic basis to monitor alliance progress and assign resources to effect continuous improvements in the various work processes associated with project execution. Alliance agreements allow the Company's customers to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power, chemical and refinery projects. In addition, the Company believes that these agreements provide it with a steady source of new projects and help minimize the impact of short-term pricing volatility. The recurring nature of Shaw's alliance agreements also enables it to anticipate a larger portion of its future revenues. In fiscal 1999, approximately 35% of the Company's revenues were generated under its alliance agreements.

CUSTOMERS AND MARKETING

         The Company's customers are principally major multi-national engineering and construction firms, equipment manufacturers and industrial corporations. For fiscal 1999, Orion Refining Corporation represented 14% of its sales while no other customer represented more than ten percent of its sales.

         Shaw conducts its marketing efforts principally through a sales force comprised of 35 employees at August 31, 1999. In addition, the Company engages independent contractors to cover certain customers and territories. The Company pays its sales force a base salary plus, when applicable, an annual bonus, while it pays independent contractors commissions.

RAW MATERIALS AND SUPPLIERS

         The Company's principal raw materials are carbon steel, stainless steel and other alloy piping, which it obtains from a number of domestic and foreign primary steel producers. The market for most raw materials is extremely competitive and Shaw's relationships with its suppliers are good. Certain types of raw materials, however, are available from only one or a few specialized suppliers. The Company's inability to obtain materials from these suppliers could jeopardize its ability to timely complete a project or realize a profit.

         The Company purchases directly from manufacturers, or manufactures itself, a majority of its pipe fittings. This generally lowers the Company's pipe fabrication costs. Because of the volume of piping the Company purchases, it is often able to negotiate advantageous purchase prices. If a manufacturer is unable to deliver the materials according to the negotiated terms, the Company may be required to purchase the materials from another source at a higher price. The Company keeps items in stock at each of its facilities and transports items between its facilities as required. Shaw obtains more specialized materials from suppliers when required for a project.

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

COMPETITION

         In pursuing piping engineering and fabrication projects, Shaw experiences significant competition from competitors in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators while, internationally, its principal competitors are divisions of large industrial firms. Some of its competitors, primarily in the international sector, have greater financial and other resources than the Company.

         In erection, maintenance and related construction services, the Company has numerous regional, national and international competitors, many of which have greater financial and other resources than the Company. Moreover, the Company is a recent entrant into this business, and many of its competitors also possess substantially greater experience, market knowledge and customer relationships than the Company.

EMPLOYEES

          At August 31, 1999, the Company employed approximately 5,300 full-time employees, 916 of whom are represented by unions. Of the total employees, 260 worked in the Company's wholly-owned subsidiaries in Venezuela and 493 worked in the United Kingdom and Australia. Additionally, the Company employed 833 part-time employees in one of its Venezuelan subsidiaries. In 1998, a five-year agreement was reached between the Company and a union whereby several of the Company's subsidiaries in the United States are represented by local affiliates of the union.

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

ITEM 2.  PROPERTIES

          The principal properties of the Company at August 31, 1999 are as follows:


   LOCATION                     DESCRIPTION                                                   SQUARE FEET
   --------                     -----------                                                   -----------
Baton Rouge, LA          Corporate Headquarters                                                58,000(2)(3)
Laurens, SC              Pipe Fabrication Facility                                            200,000(2)
Prairieville, LA         Pipe Fabrication Facility                                             60,000(1)
West Monroe, LA          Pipe Fabrication Facility                                             70,000
Walker, LA               Pipe Fabrication Facility                                            154,000(2)
Maracaibo, Venezuela     Pipe Fabrication Facility                                             45,000
Tulsa, OK                Pipe Fabrication Facility                                            158,600(2)
Clearfield, UT           Pipe Fabrication Facility                                            335,000(2)(3)
Houston, TX              Pipe Fabrication Facility                                             12,000
Troutville, VA           Pipe Fabrication Facility                                            150,000(1)
Derby, U.K               Pipe Fabrication Facility                                            200,000(1)
Wolverhampton, U.K       Pipe Fabrication Facility                                             43,000(1)
Baton Rouge, LA          Distribution Facility                                                 30,000(1)
Englewood, NJ            Design and Engineering Headquarters                                   14,000(1)
Longview, TX             Pipe Supports Manufacturing and Fabrication Facility                  28,000
Shreveport, LA           Piping Components and Manufacturing Facility                         385,000(2)
Shreveport, LA           Pipe Storage Facility                                                 40,000(2)
Houston, TX              Pipe Fittings Distribution Facility                                  107,000(1)
Vacaville, CA            Pipe Supports Manufacturing Facility                                  43,000(1)
Baton Rouge, LA          Construction, Administrative, Warehouse and Fabrication Facility      32,400(2)
Delcambre, LA            Offshore Construction and Fabrication Facility                        80,000

(1)  Leased facility.        (2) Encumbered with debt.    (3) A portion is leased to outside tenants.

          The Bahrain joint venture leases a 94,000 square foot pipe fabrication facility in Manama, Bahrain.

          The distribution facility in Baton Rouge, Louisiana, the pipe fittings distribution facility in Houston, Texas and the two facilities in Shreveport, Louisiana are used in the Company's manufacturing segment of business. All other facilities, except for the corporate headquarters in Baton Rouge, Louisiana, are used by the Company's pipe servicing segment of business.

          The Company considers each of its current facilities to be in good operating condition and adequate for its present use.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is involved in various lawsuits in the ordinary course of its business. Although the outcome of certain of these matters cannot be predicted, management believes based upon information currently available, that none of such lawsuits, if adversely determined, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Company's common stock, no par value (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "SGR". The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the Common Stock as reported by the NYSE, for the Company's two most recent fiscal years and for the current fiscal year to date.

                                                         HIGH            LOW
                                                      ---------       ----------
Fiscal year ended August 31, 1998
  First quarter                                       $  24 3/8       $  17 3/4
  Second quarter                                         26 3/8          18 1/2
  Third quarter                                          25 5/8          22 1/8
  Fourth quarter                                       27 15/16          8 1/16

Fiscal year ended August 31, 1999
  First quarter                                       $  10 5/8       $ 6 13/16
  Second quarter                                        15 7/16          7 5/16
  Third quarter                                         14 9/16         11 9/16
  Fourth quarter                                         21 3/8         12 5/16

Fiscal year ending August 31, 2000
  First quarter (through September 30, 1999)          $  23 1/4       $  19 7/8

         The closing sale price of the Common Stock on October 29, 1999, as reported on the NYSE, was $22 3/4 per share. As of October 4, 1999, the Company had approximately 152 shareholders of record.

          The Company has not paid any dividends on the Common Stock and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no dividends are expected to be declared or paid on the Common Stock for the foreseeable future. The declaration of dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors as may be appropriate in light of relevant factors at the time. The Company is, however, subject to certain prohibitions on the payment of dividends under the terms of existing credit facilities.

          On July 29, 1998 the Company issued an aggregate of 645,000 shares of its Common Stock in exchange for all of the remaining capital stock of Bagwell Brothers, Inc. ("Bagwell"). The Common Stock was issued to the former shareholders of Bagwell pursuant to Regulation D under the Securities Act of 1933, as amended, and was valued at an aggregate of $13.0 million as of the date of exchange.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data of the Company on a consolidated basis. The selected historical consolidated financial data for each of the three fiscal years in the period ended August 31, 1999 presented below have been derived from the Company's audited consolidated financial statements. Such data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information has been restated to exclude discontinued operations.

                                                                          YEAR ENDED AUGUST 31,
                                             ---------------------------------------------------------------------------

                                                 1995            1996           1997            1998            1999
                                             -----------     -----------     -----------     -----------     -----------
                                              (1)(3)(7)       (1)(4)(7)        (5)(7)            (6)
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
Sales                                        $   156,922     $   248,969     $   335,734     $   501,638     $   494,014
                                             ===========     ===========     ===========     ===========     ===========

Income from continuing operations            $     3,912     $     6,915     $    14,300     $    16,232     $    18,121
                                             ===========     ===========     ===========     ===========     ===========

Basic income per common share from
   continuing operations (2)                 $      0.44     $      0.71     $      1.23     $      1.29     $      1.52
                                             ===========     ===========     ===========     ===========     ===========

Diluted income per common share from
   continuing operations (2)                 $      0.44     $      0.69     $      1.20     $      1.26     $      1.47
                                             ===========     ===========     ===========     ===========     ===========

CONSOLIDATED BALANCE SHEETS
Total assets                                 $   121,917     $   218,503     $   262,459     $   389,844     $   407,062
                                             ===========     ===========     ===========     ===========     ===========

Long-term debt obligations,
   net of current maturities                 $    11,718     $    36,840     $    39,039     $    91,715     $    87,841
                                             ===========     ===========     ===========     ===========     ===========

Cash dividends declared per common share     $        --     $        --     $        --     $        --     $        --
                                             ===========     ===========     ===========     ===========     ===========


(1) Restated to account for the acquisition of NAPTech, Inc., which was completed on January 27, 1997, and which was accounted for using the pooling-of-interests method of accounting.

(2) Earnings per share amounts for fiscal 1995, 1996 and 1997 have been restated for the adoption of Statement of Financial Standards No. 128, "Earnings Per Share."

(3) Includes the acquisition of the 50% interest of the other participant in the Company's joint venture located in Venezuela in fiscal 1995.

(4) Includes the acquisitions of the assets of Word Industries Pipe Fabricating, Inc. and certain affiliates and of Alloy Piping Products, Inc. in fiscal 1996.

(5) Includes the acquisitions of Pipe Shields Incorporated and United Crafts, Inc. and certain assets of MERIT Industrial Constructors, Inc. in fiscal 1997.

(6) Includes the acquisitions of certain assets of Prospect Industries plc, Lancas, C.A., Cojafex and Bagwell in fiscal 1998. See Note 3 of Notes to Consolidated Financial Statements.

(7) Fiscal 1996 and 1997 were restated to exclude the discontinued operations disposed of in fiscal 1998. The effect in fiscal 1995 is immaterial. See
     Note 18 of Notes to Consolidated Financial Statements.

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

          On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. ("Lancas"),a construction company in Punto Fijo, Venezuela for approximately $2.7 million in cash and acquisition costs, net of cash received.

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

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; its 66% interest in Inflo Control Systems Limited ("Inflo"), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. Proceeds from the sale of these operations totaled approximately $1.2 million in net cash and notes receivable of approximately $7.4 million, which resulted in a net gain on the disposal of $2.6 million, net of tax. The results of these operations have been classified as discontinued operations in the consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $0.4 million, $2.6 million, and $7.7 million in 1996, 1997 and 1998, respectively.

GENERAL

         The Company is the largest supplier of fabricated piping systems in the United States and one of the leading providers of integrated piping systems and services for new construction, site expansion and retrofit projects in the world. The Company was founded in 1987 and has expanded rapidly through both internal growth and a series of strategic acquisitions. Most of Shaw's operations are conducted through wholly-owned subsidiaries, although Shaw owns a 49% interest in Shaw-Nass, a joint venture for pipe fabrication in Bahrain. The Company provides products and services to customers in the power generation, chemical processing, crude oil refining, petrochemical processing, oil and gas exploration and production and other industries, including pulp and paper, food processing and pharmaceuticals. The Company serves its customers on a worldwide basis and has established a leading market position in the United States as well as select international markets in South America, Europe, Asia and Australia.

         As discussed below, financial performance is impacted by the broader economic trends affecting Shaw's customers. All of the major industries in which the Company operates are cyclical. Because the Company's customers participate in a broad portfolio of industries, its experience has been that downturns in one sector may be mitigated by opportunities in others. The domestic power generation market currently represents the Company's most significant growth opportunity. Despite a softening in the international power generation market, operating results in the fourth quarter of fiscal 1999 showed significant additional activity primarily attributable to combined-cycle gas turbines being built by General Electric. Because the outlook for power generation investments is strong (the Energy Information Agency estimates that $1.4 trillion will be spent globally between 1995 and 2010), the Company believes that it is well positioned to capitalize on these opportunities. While its chemical processing and crude oil refining customers have experienced limited growth in recent years, the Company continues to experience relatively steady activity in those sectors as its customers complete retrofit and expansion work required to produce new products, modernize aging facilities and meet increasingly stringent environmental requirements. The petrochemical processing sector accounted for a declining percentage of revenues in 1999 as that sector experienced a significant downturn over the past several years. The Company does not expect increased activity in this sector in the near-term. Finally, the Company entered the oil and gas exploration and production sector in July 1998 and expects its activity in this sector to increase after oil and gas companies increase capital spending based on recent increases in the price of oil and gas.

         Due to increased demand for its services, the Company's backlog has increased from $75.0 million as of August 31, 1994 to $818.3 million as of August 31, 1999. Approximately 64% of this backlog is attributable to the power generation sector, 12% to the chemical processing sector, 19% to the crude oil refining sector, 4% to the oil and gas exploration and production sector and 1% for other industries. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. While Shaw believes backlog information may be helpful in understanding its business, it is not necessarily indicative of future earnings. See "Business -- Forward-Looking Statements and Associated Risks" and "Business -- Backlog" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -Investment Considerations."

RESULTS OF OPERATIONS

         The following table presents certain income and expense items as a percentage of sales for the years ended August 31, 1997, 1998 and 1999:

                                                                    YEAR ENDED AUGUST 31,
                                                               ------------------------------
                                                                1997        1998        1999
                                                               ------      ------      ------
Sales                                                           100.0%      100.0%      100.0%
Cost of sales                                                    80.9        84.1        81.0
                                                               ------      ------      ------
  Gross profit                                                   19.1        15.9        19.0
General and administrative expenses                              11.2         9.7        12.2
                                                               ------      ------      ------
  Operating income                                                7.9         6.2         6.8
Interest expense                                                 (2.0)       (1.7)       (1.8)
Other income, net                                                  --         0.1         0.3
                                                               ------      ------      ------
  Income before income taxes                                      5.9         4.6         5.3
Provision for income taxes                                        1.8         1.4         1.8
                                                               ------      ------      ------
Income from continuing operations before earnings (losses)
  From unconsolidated entity                                      4.1         3.2         3.5
Earnings (losses) from unconsolidated entity                      0.2          --         0.2
                                                               ------      ------      ------
  Income from continuing operations                               4.3         3.2         3.7
Discontinued operations, net of tax:
  Operating results                                              (0.1)        0.1          --
  Net gain on disposals                                            --         0.5          --
                                                               ------      ------      ------
Net income                                                        4.2%        3.8%        3.7%
                                                               ======      ======      ======

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues decreased slightly to $494.0 million in fiscal 1999 from $501.6 million in fiscal 1998. Gross profit increased 17.8% to $93.8 million in fiscal 1999 from $79.6 million in fiscal 1998. These variances are discussed below.

         The Company's sales to customers in the following geographic regions approximated the following amounts and percentages:

                 GEOGRAPHIC REGION                                FISCAL 1998             FISCAL 1999
                 -----------------                          ---------------------    ---------------------
                                                            (IN MILLIONS)     %      (IN MILLIONS)     %
                                                            -------------  ------    -------------  ------
               United States                                   $ 286.5       57.1%      $ 366.2       74.1%
               Far East/Pacific Rim                              100.6       20.0          41.1        8.3
               Europe                                             55.8       11.1          49.7       10.1
               South America                                      31.9        6.4          18.7        3.8
               Middle East                                        18.4        3.7          10.2        2.1
               Other                                               8.4        1.7           8.1        1.6
                                                               -------     ------       -------     ------
                                                               $ 501.6      100.0%      $ 494.0      100.0%
                                                               =======     ======       =======     ======

         Revenues from domestic projects increased $79.7 million, or 28%, from $286.5 million for fiscal 1998 to $366.2 million for fiscal 1999. Increases were experienced in all domestic industry sectors except petrochemical processing. Revenues from international projects decreased $87.3 million, or 41%, from $215.1 million for fiscal 1998 to $127.8 million for fiscal 1999. The decline in international sales was primarily attributable to decreases in activity in the power generation sector in the Far East/Pacific region, in the crude oil refining sector in South America and the Middle East and in the chemical processing sector in South America.

         The Company's sales to customers in the following industries approximated the following amounts and percentages:

                 INDUSTRY SECTOR                                  FISCAL 1998             FISCAL 1999
                 ---------------                            ---------------------    ---------------------
                                                            (IN MILLIONS)     %      (IN MILLIONS)     %
                                                            -------------  ------    -------------  ------
               Power Generation                                $ 193.5       38.6%      $ 161.8       32.8%
               Chemical Processing                               132.6       26.4         141.0       28.5
               Crude Oil Refining                                 83.9       16.7         109.3       22.1
               Petrochemical Processing                           42.4        8.5          20.8        4.2
               Oil and Gas Exploration and Production             23.1        4.6          29.0        5.9
               Other                                              26.1        5.2          32.1        6.5
                                                               -------     ------       -------     ------
                                                               $ 501.6      100.0%      $ 494.0      100.0%
                                                               =======     ======       =======     ======

         Although total revenues from power generation projects declined in fiscal 1999 compared to fiscal 1998, revenues from domestic power generation projects increased nearly 51% for fiscal 1999 compared to fiscal 1998 due to new domestic power generation projects, including the start-up of a previously announced $300 million, five-year contract for General Electric in August 1999. In fiscal 1999, the Company experienced a decline in international power generation project revenues, particularly in the Far East/Pacific Rim market due to general economic conditions. Revenues associated with international power generation projects declined 33% in fiscal 1999 compared to fiscal 1998.

         Revenues from the chemical processing industry increased in fiscal 1999 over the prior year due to increased domestic activity offset in part by decreased international activity. The decrease in international chemical processing revenues was due primarily to weak activity in the South American region as a result of general economic conditions.

         Revenues from the crude oil refining industry for fiscal 1999 increased over the prior year due to increases in domestic project activity exceeding declines in international project activity. Domestically, activity was positively impacted by a large construction project for a refinery in Norco, Louisiana that accounted for approximately 14% of the Company's revenues in fiscal 1999. The Company experienced a decrease in revenues from international crude oil refining primarily due to weak activity in South America (resulting from general economic conditions and recent political events, particularly in Venezuela) and the Middle East.

         Revenues from the petrochemical processing industry decreased significantly in both the domestic and international markets during fiscal 1999 compared to the prior year. The decrease in revenues from petrochemical processing was primarily attributable to weak global demand.

         Revenues from the oil and gas exploration and production industry increased in fiscal 1999 over fiscal 1998 due to the results of a subsidiary that was acquired in July 1998 and were partially offset by reductions in oil and gas project work performed by other subsidiaries. Most of revenues from this sector are domestic.

         Gross profit margin for fiscal 1999 increased to 19.0% from 15.9% for the prior year. The gross profit margin was positively impacted by increased revenues from higher-margin projects in the domestic power generation, chemical processing and crude oil refining industries. The overall increase in demand for domestic power generation related projects has had a favorable impact on margins for those projects. The Company anticipates that margins on domestic power generation projects should remain stable provided that the current level of demand remains steady. Shaw has historically realized lower overall margins on erection and construction services because the Company generally assumes responsibility for providing all materials and subcontractor costs on these projects. These costs are typically passed through to the customer with minimal profit recognized. During fiscal 1999, the Company entered into a contract for the expansion of a refinery in Norco, Louisiana which excluded materials and subcontractor costs from the scope of services. The Company does not expect to continue to enter into erection and construction contracts which exclude a significant amount of customer furnished material or subcontractor costs in the future. The increase in the gross profit margin was partially offset by continued lower margins on the Company's manufactured products due to pricing pressures from foreign imports and lower margins from its foreign operations due to reduced activity in foreign power generation and petrochemical processing industries. During the second half of fiscal 1999, the Company began to experience easing of pricing pressures for foreign imports. As previously discussed, Shaw does not expect to see short-term improvements in its various foreign operating locations and anticipates margins will remain unchanged in its foreign operating locations.

         General and administrative expenses were $60.1 million for fiscal 1999, up 24% from $48.5 million for fiscal 1998. The increase primarily related to growth of erection and construction services and the integration of Shaw Bagwell, Inc., the Company's oil and gas services subsidiary, and Shaw Lancas, C.A., the Company's Venezuelan construction subsidiary, into its business for all of fiscal 1999. The Company believes that general and administrative expenses as a percentage of revenues will trend downward toward historical levels as revenues from Shaw Bagwell, Inc. and Shaw Lancas, C.A. increase, but the Company cannot be assured that this will occur.

         For fiscal 1999, interest expense was $8.6 million, up $0.1 million from $8.5 million in the previous year. Interest expense varies in relation to the balances in, and variable interest rates under, the Company's principal revolving line of credit facility, which has generally been used to provide working capital and fund fixed asset purchases and subsidiary acquisitions. Additionally, during fiscal 1999, the Company used its line of credit facility to purchase treasury stock totaling $13.7 million.

         The Company's effective tax rates for fiscal 1998 and fiscal 1999 were 30.2% and 33.1%, respectively. The increase in the effective tax rate from 1998 to 1999 was due to the reduced amount of foreign export sales and a reduced amount of income earned in foreign jurisdictions with lower tax rates than the United States Federal rate.

FISCAL 1998 COMPARED TO FISCAL 1997

         Revenues increased 49.4% for fiscal 1998 to $501.6 million from $335.7 million for fiscal 1997. Gross profit increased 24.4% to $79.6 million for fiscal 1998 from $64.0 million for fiscal 1997. Approximately $112 million of the increase in revenues related to sales of subsidiaries that the Company acquired during fiscal 1998.

         The Company's sales to customers in the following geographic regions approximated the following amounts and percentages:

                 GEOGRAPHIC REGION                                FISCAL 1998             FISCAL 1999
                 -----------------                          ---------------------    ---------------------
                                                            (IN MILLIONS)     %      (IN MILLIONS)     %
                                                            -------------  ------    -------------  ------
               United States                                  $ 232.5        69.3%      $ 286.5       57.1%
               Far East/Pacific Rim                              62.6        18.6         100.6       20.0
               Europe                                             4.8         1.4          55.8       11.1
               South America                                     18.4         5.5          31.9        6.4
               Middle East                                       12.8         3.8          18.4        3.7
               Other                                              4.6         1.4           8.4        1.7
                                                              -------      ------       -------     ------
                                                              $ 335.7       100.0%      $ 501.6      100.0%
                                                              =======      ======       =======     ======

         Revenues from domestic projects increased $54.0 million, or 23%, from $232.5 million for fiscal 1997 to $286.5 million for fiscal 1998. Revenues in fiscal 1998 from all geographic areas increased over fiscal 1997 levels primarily due to continued expansion through acquisitions. The increase in revenues from Europe in fiscal 1998, compared to the prior year, was primarily due to the acquisition of the Company's United Kingdom operations (Pipework Engineering and Development and Prospect) in the first quarter of fiscal 1998. During fiscal 1998, the Company began streamlining its United Kingdom operations.

         The Company's sales to customers in the following industry sectors approximated the following amounts and percentages:

                 INDUSTRY SECTOR                               FISCAL 1998             FISCAL 1999
                 ---------------                         ---------------------    ---------------------
                                                         (IN MILLIONS)     %      (IN MILLIONS)     %
                                                         -------------  ------    -------------  ------
               Power Generation                            $ 101.2        30.1%      $ 193.5       38.6%
               Chemical Processing                           130.4        38.9         132.6       26.4
               Crude Oil Refining                             47.8        14.2          83.9       16.7
               Petrochemical Processing                         *           *           42.4         8.5
               Oil and Gas Exploration and
                 Production                                     *           *           23.1         4.6
               Other                                          56.3        16.8          26.1         5.2
                                                           -------      ------       -------     -------
                                                           $ 335.7       100.0%      $ 501.6      100.0%
                                                           =======      ======       =======     ======

* Sales for the petrochemical processing and oil and gas exploration and production sectors are not segregated and are included in the other sectors in the above chart.

         Revenues from the power generation sector in fiscal 1998 increased over the prior year primarily due to increased revenues from the international power generation market. Revenues from the international power generation market increased primarily as a result of the acquisitions of Pipework Engineering and Development and Prospect. Domestic power generation revenues also increased primarily due to the expansion of construction services performed by the Company's subsidiaries that were acquired in February and March of 1997.

         Revenues from the chemical processing sector increased slightly over fiscal 1997 as a result of increased activity in both the domestic and international markets.

         Revenues from the crude oil refining sector for fiscal 1998 increased over fiscal 1997 due to increased activity in the international markets.

         Revenues from the petrochemical processing and oil and gas exploration and production sectors were not segregated during fiscal 1997; therefore, explanations of variances are not available. The decline in other sector revenues in fiscal 1998 is the result of a decline in revenues from the Company's pipe fabrication and bending operations in 1998 due to the substantial completion of a large mining contract in fiscal 1997.

         Gross profit margins in fiscal 1998 decreased to 15.9% from 19.1% for fiscal 1997 due primarily to the following factors:

         o a higher volume of pipe erection, maintenance and related construction services work in fiscal 1998, which typically produces a lower gross profit margin;

         o reduced gross profit margins on the Company's manufactured products due to pricing pressure from foreign imports in fiscal 1998; and

         o lower profit margins realized from the Company's United Kingdom operations since the acquisition of Pipework Engineering and Development and Prospect.

         General and administrative expenses were $48.5 million for fiscal 1998, up 29.7% from $37.4 million for fiscal 1997. Approximately $9 million of the increase relates to general and administrative expenses of newly acquired subsidiaries, including those owned for only part of fiscal 1997. The remaining increase related to increased corporate overhead costs due to the general expansion of its operations. However, as a percentage of revenues, general and administrative expenses decreased from 11.2% in fiscal 1997 to 9.7% in fiscal 1998.

         Interest expense for fiscal 1998 was $8.5 million, up 25.0% from $6.8 million in fiscal 1997, primarily due to increased borrowings to expand the Company's business and to complete the acquisitions of Prospect, Cojafex, Pipework Engineering and Development and Lancas in 1998.

         The Company's effective tax rates for fiscal 1997 and fiscal 1998 were 30.6% and 30.2%, respectively. The decrease in the fiscal 1998 rates from fiscal 1997 was primarily due to additional tax savings from higher foreign export sales and foreign sourced income taxed at lower rates partially offset by lower state income tax incentives and refunds.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $26.9 million for fiscal 1999, compared to net cash used in operations of $3.2 million for fiscal 1998. For fiscal 1999, net cash was favorably impacted primarily by net income of $18.1 million, depreciation and amortization of $13.3 million, deferred income taxes of $3.7 million, a decrease in receivables of $15.6 million and an increase in accrued liabilities of $4.3 million. Offsetting these positive factors were increases of $12.2 million in inventories and $4.5 million in cost and estimated earnings in excess of billings on uncompleted contracts and decreases of $7.7 million in accounts payable and $4.0 million in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts.

         The decrease in receivables was primarily attributable to increased collection efforts. The increase in inventory was due to the recent purchase of a large quantity of materials from foreign markets at favorable prices and a higher amount of work-in-progress inventory at year-end due to the increased volume of work on hand, particularly in the Company's fabrication facilities. Accounts payables and accrued liabilities changed due to normal operating activities and the timing of receipts and payment of invoices from vendors. Changes in cost and estimated earnings in excess of billings, advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts relate to the changes in contractual terms negotiated with customers each year.

         Net cash used in investing activities was $30.3 million for fiscal 1999, compared to $38.0 million for fiscal 1998. During fiscal 1999, the Company purchased $18.0 million of property and equipment, including $6.5 million for a new corporate facility in Baton Rouge, Louisiana, $5.7 million of construction equipment and $5.8 million of other property and equipment. During fiscal 1999, the Company also embarked on its first significant project financing participation. In connection with construction and maintenance work on a refinery project in Norco, Louisiana, Shaw acquired $12.5 million of 15% senior secured notes due December 1, 2003 and shares of preferred stock. The notes are secured by a first priority security interest in some of the refinery's assets. Through December 1, 2000, the Company expects to receive additional notes in lieu of interest. The investment in the notes was $13.8 million as of August 31, 1999. This investment represents a one-time investment, although the Company may from time to time pursue similar investments on a selective basis. This type of investment will generally be limited in size to the profit expected to be received from the projects and will carry a return that the Company believes will reflect the risk inherent in its investment. These uses of cash were partially offset by proceeds from the sale of property and equipment of $1.5 million. In fiscal 1998, in addition to $14.6 million of purchases of property and equipment, the Company invested $27.7 million, net of cash received, in the Pipework Engineering and Development, Prospect, Lancas, Cojafex and Bagwell acquisitions.

         Net cash provided by financing activities totaled $6.8 million for fiscal 1999, compared to $40.8 million provided in fiscal 1998. Net borrowings from the Company's revolving lines of credit totaled $22.7 million in fiscal 1999. The Company's revolving line of credit has been generally used to provide working capital and fund fixed asset and subsidiary acquisitions. During fiscal 1999, the Company also used its revolving line of credit facility to repurchase 1,561,320 shares of the Company's common stock for $13.7 million (including brokerage commissions) through open market and block transactions in accordance with a plan adopted by its board of directors. In September 1999 the Company's board of directors voted to terminate its stock repurchase plan. Cash was also provided by $5.6 million of new debt and a $2.6 million increase in short-term liabilities while funds of $10.7 million were used to repay outstanding debt. In fiscal 1998, $62.2 million of cash was provided from the issuance of new debt, primarily $60 million of senior secured notes funded in May 1998. The proceeds from the senior secured notes were used primarily to pay down the Company's revolving line of credit facility, which had reached a balance of $69.5 million. Cash provided by financing activities in fiscal 1998 was $40.8 million, primarily from the $62.2 million of new debt, net repayments on the revolving lines of credit of $10.2 million and the repayment of debt and leases of $13.8 million.

         In September 1999, the maturity date of the Company's primary revolving line of credit facility was extended to May 31, 2002. The amendment also modified the interest rate spread not to exceed, at the Company's election, 2.50% over the London Interbank Offering Rate or 1.75% over the Prime Rate. The facility permits the Company to borrow up to $100 million in principal amount subject to satisfaction of the conditions to borrowing set forth in the facility. The facility contains covenants that are customary for revolving loan agreements of this nature. The credit facility and senior secured notes are equally ranked and are secured by domestic subsidiary accounts receivable, inventory, intangible assets and bank deposits, as well as by the pledge of the capital stock of some of the Company's domestic subsidiaries. The Company believes that its current financing arrangements are sufficient to support its operations for the next twelve months.

YEAR 2000 COMPLIANCE

         The year 2000 or Y2K issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-sensitive systems may fail, or produce erroneous results because the year 2000 may be interpreted as the year 1900. During 1998, the Company began implementation of a program to identify, evaluate and address its Y2K risks to ensure that its information technology systems and non-information technology systems are able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company assessed the Y2K risks associated with its significant customers and suppliers.

         In general, the Company's program for identifying, evaluating and addressing its Y2K risks for all of its systems involved preliminary assessments by its personnel and detail audits and assessments by consultants. The Company completed this phase in the fourth quarter of fiscal 1999. Total outside costs of approximately $412,000, consisting primarily of consultant expenses, were incurred and expensed in fiscal 1999 during this evaluation and assessment process. The Company incurred no outside costs in fiscal 1998.

         The Company segmented the analysis of its systems into local, national and international categories. Shaw divided each category into major business areas consisting of systems, products, facilities, and suppliers. The Company divided these business areas into smaller categories for data collection and evaluation, such as computers, network equipment, production equipment, manufacturing equipment, alarm systems and phone systems. The Company entered the data into a repository that was created to track evaluation and remediation efforts. The following is an example of the methodology and results gathered during the Company's year 2000 program:

Systems

         Shaw identified its proprietary and off-the-shelf systems during the inventory phases of its Y2K program. The Company's proprietary software has been remediated and tested for year 2000 problems. Year 2000 compliant software has been installed on all production systems. A testing methodology used for these proprietary systems, in an identical but separate environment, was established to evaluate operational functionality and current, future and crossover dates between the years 1999 and 2000. The Company upgraded other business critical off-the-shelf applications according to the directions of manufacturers to meet year 2000 compliance specifications.

Products

         After an inventory and evaluation, Shaw believes that the majority of its products are generally not vulnerable to year 2000 problems. Design modifications are being implemented to Cojafex bending machines, the Company's only significant products with imbedded technology, to assure Y2K compliance of future machines. The Company believes that, while certain reporting functions may be impacted, the production functionality of Cojafex machines previously sold will not be adversely affected by Y2K problems.

Facilities

         The Company has evaluated its facilities for Y2K purposes, including phone systems, HVAC, alarm systems, fire systems, elevators and electrical power. The Company evaluated these items because of their potential impact on business operations if they were to fail. To date, Shaw has not discovered that any of its business facilities are materially noncompliant with its Y2K requirements.

Suppliers

         Shaw believes the most likely Y2K problem that it may experience would be a temporary disruption in certain materials and services provided to it by third parties. These disruptions could have a material adverse effect on the Company. Shaw has attempted to identify and classify business suppliers based on relevant priority factors and has contacted numerous suppliers and potential suppliers regarding their Y2K compliance. Shaw believes that it will be able to replace non-compliant vendors; however, certain types of raw materials are available from only one or a few specialized suppliers. To date, the Company believes that it has contacted all suppliers material to its operations about their compliance efforts and status. The Company has not discovered any problems that it believes will materially adversely affect it, but the Company cannot be assured that problems of this nature will not arise.

Current Assessment

         The Company will continue its Y2K contingency planning and compliance monitoring through January 2000.

         Based upon the outcome of its assessments and the information derived from its significant customers and suppliers, the Company is currently developing contingency plans to address certain risks. However, the Company cannot be assured that it will not be materially adversely affected by Y2K problems.

         Shaw also believes that the remaining cost to modify or replace its non-compliant systems should not exceed $700,000, bringing its total expected Y2K expenditures paid to outside sources to a maximum of $1,112,000. Shaw has incurred approximately $435,000 in Y2K-related expenses to date. The Company cannot be assured, however, that such costs will not escalate and materially and negatively impact it.

SUBSEQUENT EVENT

         On October 7, 1999, the Company filed a Registration Statement on Form S-3 (Registration No. 333-88563) with the Securities and Exchange Commission for an offering of 2.5 million shares of Common Stock. Managing underwriters for the offering are Merrill Lynch & Co., Jefferies & Company, Inc., Morgan Keegan & Company, Inc. and RBC Dominion Securities Corporation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 requires the Company to report financial and descriptive information about its operating segments in its financial statements. The required disclosures are made for the first time in its fiscal 1999 financial statements.

         In early 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998 and will require costs of start-up activities and organization costs to be expensed as incurred. Any unamortized costs on the date of adoption of the new standard will be written off and reflected as a cumulative effect of a change in accounting principle. As of August 31, 1999, Shaw had total deferred organizational costs of approximately $492,000. The Company intends to adopt this new requirement in fiscal 2000.

         During fiscal 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137 which defers the effective date, on September 1, 2000. The Company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133; however, it does not use derivative instruments or hedging activities extensively in its business.

RISK FACTORS

         Investing in the Company's Common Stock will provide an investor with an equity ownership interest in the Company. Shareholders will be subject to risks inherent in the Company's business. The performance of Shaw's shares will reflect the performance of the Company's business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment in the Company may increase or decline and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this Form 10-K before deciding to invest in shares of the Company's Common Stock.

         This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K. See "Business - Forward-Looking Statements and Associated Risks."

DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES IS CYCLICAL AND VULNERABLE TO CHANGES IN THE ECONOMY.

         The demand for Shaw's products and services depends primarily on the existence of erection and retrofit projects, particularly in the power generation, chemical processing, crude oil refining and petrochemical processing industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the economy. The Company's results of operations have varied and may continue to vary depending on the demand for future projects from these industries. For example, demand in the petrochemical processing sector has declined significantly in recent periods.

THE DOLLAR AMOUNT OF THE COMPANY'S BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF THE COMPANY'S FUTURE EARNINGS.

         Shaw cannot assure you that the revenues projected in the Company's backlog will be realized. To the extent that Shaw experiences significant terminations or adjustments in the scope of its projects as reflected in its backlog contracts, the Company could be materially adversely affected.

         The Company defines its backlog as a "working backlog," which includes projects for which Shaw has received a commitment from its customers. This commitment takes the form of a written contract for a specific project, a purchase order or a specific indication of the amount of time or material Shaw needs to make available for a customer's anticipated project. In certain instances, the engagement is for a particular product or project for which Shaw estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. The Company's backlog for maintenance work is derived from maintenance contracts and the Company's customers' historic maintenance requirements.

         Approximately $300 million, or 37%, of the Company's backlog at August 31, 1999 is attributable to a contract with General Electric that requires Shaw to fabricate 90% of the pipe necessary to install the combined-cycle gas turbines to be built by General Electric domestically through 2004. Approximately 53% of this backlog is for power generation projects for which General Electric has been engaged and is in various stages of design, engineering and construction, and for which Shaw has received a work release or has been notified that a work release is pending. The balance is for work for which General Electric has requested that Shaw reserve capacity. The Company cannot be assured that all of these projects will be constructed or that they will be completed in the Company's currently anticipated time-frame.

         On occasion, customers will cancel or delay projects for reasons beyond the Company's control. In the event of project cancellation, Shaw may be reimbursed for certain costs but typically has no contractual right to the total revenues reflected in the Company's backlog. In addition, projects may remain in the Company's backlog for extended periods of time. If Shaw were to experience significant cancellations or delays of projects in its backlog, the Company's financial condition would be significantly adversely affected.

THE COMPANY'S RESULTS OF OPERATIONS DEPEND ON THE COMPANY'S ABILITY TO OBTAIN FUTURE CONTRACTS.

         In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when Shaw will receive a contract award. The uncertainty of the Company's contract award timing can present difficulties in matching workforce size with contract needs. In some cases, Shaw maintains and bears the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs under expected contract awards. If an expected contract award is delayed or not received, Shaw would incur costs that could have a material adverse effect on it.

         Projects in the power generation, chemical processing, crude oil refining and petrochemical processing industries frequently involve a lengthy and complex bidding and selection process. Because a significant portion of the Company's sales is generated from large projects, the Company's results of operations can fluctuate from quarter to quarter. While Shaw's revenues are derived from a concentrated customer base, its significant customers vary between years. The loss of any one or more of the Company's key customers could have a material adverse impact on it.

POLITICAL AND ECONOMIC CONDITIONS IN COUNTRIES IN WHICH SHAW OPERATES COULD ADVERSELY AFFECT THE COMPANY.

        In fiscal 1999, approximately 26% of the Company's sales were attributable to projects in international markets. Shaw expects international sales and operations to continue to contribute materially to the Company's growth and earnings for the foreseeable future. International contracts, operations and expansion expose the Company to risks inherent in doing business outside the United States, including:

     o uncertain economic conditions in the foreign countries in which Shaw makes capital investments, operates and sells products and services;
     o the lack of well-developed legal systems in some countries in which Shaw operates and sells products and services, which could make it difficult for it to enforce the Company's contractual rights;
     o    expropriation of property;
     o    restrictions on the right to convert or repatriate currency; and
     o political risks, including risks of loss due to civil strife, acts of war, guerrilla activities and insurrection.

        The risks associated with operating internationally are reflected in the recent decrease in the Company's international sales from $215.1 million in fiscal 1998 to $127.8 million in fiscal 1999. The decrease was primarily attributable to the economic downturn in the Far East/Pacific Rim, resulting in fewer power generation projects, and general economic conditions and political events in South America, causing a reduction in sales to the petrochemical processing sector.

FOREIGN EXCHANGE RISKS MAY AFFECT THE COMPANY'S ABILITY TO REALIZE A PROFIT FROM CERTAIN PROJECTS.

         While Shaw attempts to denominate its contracts in United States dollars, from time to time the Company enters into contracts denominated in a foreign currency without escalation provisions. This practice subjects the Company to foreign exchange risks. Foreign exchange controls may also adversely affect the Company. For instance, prior to the lifting of foreign exchange controls in Venezuela in November 1995, foreign exchange controls adversely affected the Company's ability to repatriate profits from the Company's Venezuelan subsidiary or otherwise convert local currency into United States dollars. Shaw generally does not obtain insurance for or hedge against foreign exchange risks. In addition, the Company's ability to obtain international contracts is impacted by the relative strength or weakness of the United States dollar relative to foreign currencies.

THE NATURE OF SHAW'S CONTRACTS COULD ADVERSELY AFFECT THE COMPANY.

         Shaw enters into fixed price or lump-sum contracts on a significant number of the Company's domestic contracts and substantially all of its international projects. The Company's profit for these projects could decrease, or Shaw could experience losses, if the Company is unable to secure fixed pricing commitments from its suppliers at the time the contracts are entered into or if Shaw experiences cost increases for material or labor during the performance of the contracts.

         Shaw enters into contractual agreements with customers for some construction services to be performed based on agreed upon reimbursable costs and labor rates. In some instances, the terms of these contracts provide for the customer's review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in proposed reductions in reimbursable costs and labor rates previously billed to the customer.

SHAW'S DEPENDENCE ON A FEW SPECIALIZED SUPPLIERS FOR SOME OF ITS MATERIALS COULD ADVERSELY AFFECT THE COMPANY.

         The Company's principal raw materials are carbon steel, stainless steel and other alloy piping, which Shaw obtains from a number of domestic and foreign primary steel producers. To the extent that Shaw cannot acquire raw materials, the Company's ability to complete a project in a timely fashion or at a profit may be jeopardized. In addition, if a manufacturer is unable to deliver the materials according to the negotiated terms, Shaw may be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the materials were needed.

THE COMPANY'S PROJECTS EXPOSE IT TO POTENTIAL PRODUCT LIABILITY, WARRANTY CLAIMS AND LIABILITY CLAIMS ARISING FROM ITS CONSTRUCTION PROJECTS.

         The Company's products are typically installed in large industrial facilities in which system failure can be disastrous. Any catastrophic occurrences in excess of insurance limits at locations where the Company's products are installed could result in significant product liability or warranty claims against it. In addition, under some of the Company's contracts, Shaw must use new metals or processes for producing or fabricating pipe for its customers. The failure of any of these metals or processes could result in warranty claims against the Company for significant replacement or reworking costs.

         The increasing number of erection and construction projects Shaw is performing exposes it to additional risks including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once the Company's construction is complete, Shaw may face claims with respect to the performance of these facilities.

PROBLEMS INTEGRATING ACQUISITIONS AND MANAGING GROWTH COULD ADVERSELY AFFECT THE COMPANY.

         Shaw has experienced substantial growth through internal expansion and acquisitions and plans to pursue select acquisitions in the future. Because the Company pursues acquisitions around the world and may actively pursue a number of opportunities simultaneously, Shaw may encounter unforeseen expenses, complications and delays, including difficulties in staffing and providing operational and management oversight. As Shaw expands its operations through acquisitions, the Company may encounter difficulties integrating acquisitions and successfully managing its growth. The Company cannot give assurance that its current management, personnel and other corporate infrastructure will be adequate to manage its growth or that the Company's systems, procedures and controls will be adequate to support its expanding operations. To the extent Shaw encounters problems in integrating acquisitions and managing its growth, the Company could be materially adversely affected.

         The Company is currently operating at or near full capacity in all of its operating facilities. The Company's production needs will likely exceed its current capacity in the future. To satisfy the Company's production needs, Shaw plans to purchase or build additional plants. The Company cannot give assurance that it will complete the acquisition or construction of these plants on a timely basis or at the Company's budgeted costs.

THE COMPANY'S COMPETITORS MAY HAVE GREATER RESOURCES AND EXPERIENCE THAN SHAW DOES.

         In pipe engineering and fabrication, Shaw experiences significant competition from competitors in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators. Internationally, the Company's principal competitors are divisions of large industrial firms. Some of the Company's competitors, primarily in the international sector, have greater financial and other resources than Shaw does.

         In the Company's erection, maintenance and related construction services, Shaw has numerous regional, national and international competitors, many of which have greater financial and other resources than Shaw does. Moreover, Shaw is a recent entrant into this business, and many of its competitors also possess substantially greater experience, market knowledge and customer relationships than Shaw does.

ENVIRONMENTAL FACTORS AND CHANGES IN LAWS AND REGULATIONS COULD INCREASE THE COMPANY'S COSTS AND LIABILITIES.

        The Company is subject to environmental laws and regulations, including those concerning:

        o    emissions into the air;
        o    discharges into waterways;
        o generation, storage, handling, treatment and disposal of waste materials; and
        o    health and safety.

        These laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require the Company to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on the Company, or revoke or deny the issuance or renewal of operating permits, for failure to comply with applicable laws and regulations.

        In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended and comparable state laws, Shaw may be required to investigate and remediate hazardous substances. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis of allocation. The Company's foreign operations are also subject to various requirements governing environmental protection.

         The environmental health and safety laws and regulations to which Shaw are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on the Company in the future. Shaw has not conducted environmental audits of all of its properties. Shaw cannot give any assurance that its operations will continue to comply with future laws and regulations or that these laws and regulations will not significantly adversely affect the Company.

WORK STOPPAGES AND OTHER LABOR PROBLEMS COULD ADVERSELY AFFECT THE COMPANY.

         Some of the Company's employees in the United States are represented by a union. Shaw experienced a strike, without material impact on production, by union members in February 1997 relating to the termination of collective bargaining agreements covering its facilities in Walker and Prairieville, Louisiana. A lengthy strike or other work stoppage at any of the Company's facilities could have a material adverse effect on the Company. From time to time Shaw has also experienced attempts to unionize the Company's non-union shops. While these efforts have achieved limited success to date, Shaw cannot give any assurance that it will not experience additional union activity in the future.

PROTECTION OF THE COMPANY'S INDUCTION PIPE BENDING AND SOFTWARE TECHNOLOGY IS LIMITED AND THE COMPANY'S COMPETITORS MAY DEVELOP OR OTHERWISE ACQUIRE EQUIVALENT OR SUPERIOR TECHNOLOGY.

         The Company's induction pipe bending technology and capabilities impact its ability to compete successfully. This technology and the Company's proprietary software are not currently patented. While Shaw may have some legal protections, litigation brought by the Company in this regard could be time-consuming and expensive and could prove unsuccessful. Likewise, although Shaw protects some proprietary materials and processes through non-disclosure and confidentiality agreements, Shaw cannot give any assurance that these agreements will not be breached. Finally, there is nothing to prevent the Company's competitors from independently attempting to develop or obtain access to technologies that are similar or superior to the Company's technology.

THE COMPANY'S SUCCESS DEPENDS ON KEY MEMBERS OF ITS MANAGEMENT, INCLUDING J.M. BERNHARD, JR.

         The Company's success is dependent upon the continued services of J. M. Bernhard, Jr., Shaw's founder, Chairman, President and Chief Executive Officer, and other key officers. The loss of Mr. Bernhard or other key officers could adversely affect the Company.

THE COMPANY'S ARTICLES OF INCORPORATION AND BY-LAWS AND LOUISIANA LAW CONTAIN PROVISIONS THAT CONCENTRATE VOTING POWER IN MANAGEMENT AND COULD DISCOURAGE A TAKEOVER.

         At September 30, 1999, the Company's officers and directors beneficially owned approximately 25% of the Company's outstanding Common Stock but, due to the voting provisions described below, controlled in excess of 54% of the voting power. Consequently, these persons, in particular Mr. Bernhard, will be able to exercise significant influence over corporate actions and the outcome of matters requiring a shareholder vote, including the election of directors.

         The Company's articles of incorporation provide that each share of Common Stock that has been held by the same person for at least four consecutive years is entitled to five votes on each matter to be voted upon at shareholders' meetings, and all shares held for less than four years are entitled to one vote per share for each matter. This charter provision concentrates control in current management and could:

     o increase the difficulty of removing the incumbent board of directors or management;

     o diminish the likelihood that a potential buyer would make an offer for the Common Stock; and

     o    impede a transaction favorable to the interests of some shareholders.

Each new purchaser of shares of Common Stock will be entitled to one vote for each share of Common Stock at all shareholders' meetings until the shares have been continuously owned for a period of four years. After the shares have been continuously owned by the same person for a period of four years, the holder will be entitled to five votes for each share on all matters submitted to shareholders.

         In addition, certain provisions of the Company's articles of incorporation and by-laws, and Louisiana law may tend to deter potential unsolicited offers or other efforts to obtain control of us that are not approved by the Company's board of directors. The provisions may deprive the Company's shareholders of opportunities to sell shares of Common Stock at prices higher than prevailing market prices.

THE COMPANY'S ISSUANCE OF PREFERRED STOCK COULD ADVERSELY AFFECT SHAREHOLDER RIGHTS OF A HOLDER OF COMMON STOCK.

         The Company's board of directors is authorized to issue up to 5,000,000 shares of preferred stock without any further action on the part of the Company's shareholders. In the event that Shaw issues preferred stock in the future that has preference over the Common Stock with respect to payment of dividends or upon the Company's liquidation, dissolution or winding up, rights as holders of Common Stock could be adversely affected.

THE COMPANY'S COMPUTER SYSTEMS AND THOSE OF THIRD PARTIES MAY NOT BE YEAR 2000 COMPLIANT, WHICH MAY CAUSE SYSTEM FAILURES AND DISRUPTIONS IN OPERATIONS.

         The inability of some computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000 poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in its business systems or equipment. If the Company's information systems fail or if suppliers on which Shaw depends for essential goods and services experience information system failures, the Company could be materially adversely affected. The Company could face substantial claims by customers, as well as loss of revenues, due to:

     o    service interruptions;
     o    inability to fulfill contractual obligations;
     o    inability to account for transactions; and
     o    increased expenses associated with
            --   litigation;
            --   harm to persons or to property;
            --   stabilization of operations following system failures; and
            --   the execution of contingency plans.

In addition:

     o Shaw depends on third parties, including customers, suppliers and service providers, who may fail to address adequately their year 2000 problems; and

     o Shaw relies on automated plant systems, computerized billing procedures and other embedded chip technologies that could necessitate expensive corrective actions.

         Any or all of these consequences, should they materialize, could have a material adverse effect on the Company's results of operations. For a more detailed discussion on the state of the Company's year 2000 readiness, the costs Shaw anticipates incurring to become year 2000 ready and the Company's year 2000 contingency plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information about the Company's future maturities of principal for outstanding debt instruments and fair value at August 31, 1999. All instruments described are non-trading instruments ($ in millions).

                                                                                                                   Fair
                               2000        2001        2002        2003        2004     Thereafter     Total      Value
                              ------      ------      ------      ------      ------    ----------    ------      ------
Long-term Debt
  Fixed rate                  $  4.9      $  5.1      $  7.7      $ 10.6      $ 10.7      $ 40.2      $ 79.2      $ 75.0
    Average interest rate        6.8%        6.8%        7.3%        6.8%        6.8%        6.6%        6.8%         --
  Variable rate               $  3.1      $  4.3      $  3.2      $  3.3      $  1.2      $  1.6      $ 16.7      $ 16.7
    Average interest rate        7.0%        7.0%        7.0%        7.1%        7.1%        5.6%        6.9%         --

Short-term Debt
  Variable rate               $ 43.6          --          --          --          --          --      $ 43.6      $ 43.6
    Average interest rate        7.0%         --          --          --          --          --         7.0%         --

FOREIGN CURRENCY RISKS

         Although the majority of the Company's transactions are in U.S. dollars, the Company does have certain of its subsidiaries which conduct their operations in various foreign currencies. The Company currently does not use any off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different than the local currency of the particular operation. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company has historically used these instruments primarily in the buying and selling of certain pipe bending machines. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of August 31, 1999, the Company does not have any outstanding forward exchange contracts. See Notes 1 and 17 of Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE
                                                                                                              -------
Reports of Independent Public Accountants.....................................................................31 - 32

Consolidated Balance Sheets as of August 31, 1998 and 1999....................................................33 - 34

Consolidated Statements of Income for the years ended
  August 31, 1997, 1998 and 1999...................................................................................35

Consolidated Statements of Shareholders' Equity for the years ended August 31, 1997, 1998 and 1999.............................................................................36

Consolidated Statements of Cash Flows for the years
  ended August 31, 1997, 1998 and 1999........................................................................37 - 38

Notes to Consolidated Financial Statements....................................................................39 - 61

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

         We have audited the accompanying consolidated balance sheet of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries as of August 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 1999, and the results of their operations and their cash flows for the year ended August 31, 1999, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
------------------------

Arthur Andersen LLP
New Orleans, Louisiana

October 1, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

         We have audited the accompanying consolidated balance sheet of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries as of August 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP                            /s/ Hannis T. Bourgeois, LLP
-----------------------                            -----------------------------

Arthur Andersen LLP                                Hannis T. Bourgeois, LLP
New Orleans, Louisiana                             Baton Rouge, Louisiana

October 22, 1998

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                             1998            1999
                                                          ----------      ----------
Current assets:
  Cash and cash equivalents                               $    3,743      $    6,901
  Accounts receivable, net                                   140,631         122,053
  Receivables from unconsolidated entity, net                  1,758           4,310
  Inventories                                                 65,861          78,464
  Cost and estimated earnings in excess of billings
     on uncompleted contracts                                 19,797          24,277
  Prepaid expenses                                             4,948           4,131
  Deferred income taxes                                        4,697             992
  Other current assets                                         9,559          10,942
                                                          ----------      ----------
         Total current assets                                250,994         252,070

Investment in unconsolidated entity                            3,965           4,646

Investment in securities available for sale                       --          13,830

Property and equipment:
  Transportation equipment                                     3,153           3,704
  Furniture and fixtures                                      10,756          10,487
  Machinery and equipment                                     65,158          73,060
  Buildings and improvements                                  32,920          36,471
  Land                                                         5,923           7,038
                                                          ----------      ----------
                                                             117,910         130,760
Less: Accumulated depreciation                               (25,050)        (35,252)
                                                          ----------      ----------
                                                              92,860          95,508

Goodwill, net of accumulated amortization of $1,430
 and $3,276 at August 31, 1998 and 1999, respectively         33,356          32,134

Other assets                                                   8,669           8,874
                                                          ----------      ----------
                                                          $  389,844      $  407,062
                                                          ==========      ==========


                                                      (Continued)



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 1998 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        1998            1999
                                                                     ----------      ----------
Current liabilities:
  Outstanding checks in excess of bank balance                       $    4,009      $    6,633
  Accounts payable                                                       45,307          37,714
  Accrued liabilities                                                    24,831          28,407
  Current maturities of long-term debt                                    9,314           8,056
  Revolving lines of credit                                              20,898          43,562
  Deferred revenue-prebilled                                              1,813           3,576
  Advanced billings and billings in excess of cost and estimated
     earnings on uncompleted contracts                                   14,367          10,147
                                                                     ----------      ----------
         Total current liabilities                                      120,539         138,095

Long-term debt, less current maturities                                  91,715          87,841

Deferred income taxes                                                     6,895           6,887

Commitments and contingencies                                                --              --

Shareholders' equity:
  Preferred stock, no par value,
    5,000,000 shares authorized;
    no shares issued and outstanding                                         --              --
  Common stock, no par value,
    50,000,000 shares authorized;
    19,942,782 and 19,960,282 shares issued, respectively;
    13,279,866 and 11,736,046 shares outstanding,  respectively         119,360         119,353
  Retained earnings                                                      58,950          77,071
  Accumulated other comprehensive income                                   (420)         (1,535)
  Unearned restricted stock compensation                                   (367)           (125)
  Treasury stock, 6,662,916 and 8,224,236 shares respectively            (6,828)        (20,525)
                                                                     ----------      ----------
         Total shareholders' equity                                     170,695         174,239
                                                                     ----------      ----------
                                                                     $  389,844      $  407,062
                                                                     ==========      ==========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1997            1998            1999
                                                          ----------      ----------      ----------
Sales                                                     $  335,734      $  501,638      $  494,014
Cost of sales                                                271,759         422,057         400,186
                                                          ----------      ----------      ----------
Gross profit                                                  63,975          79,581          93,828

General and administrative expenses                           37,377          48,503          60,082
                                                          ----------      ----------      ----------
Operating income                                              26,598          31,078          33,746

Interest expense                                              (6,778)         (8,471)         (8,649)
Other income, net                                                155             698             978
                                                          ----------      ----------      ----------
                                                              (6,623)         (7,773)         (7,671)
                                                          ----------      ----------      ----------
Income before income taxes                                    19,975          23,305          26,075

Provision for income taxes                                     6,112           7,033           8,635
                                                          ----------      ----------      ----------
Income from continuing operations
  before earnings (losses) from unconsolidated entity         13,863          16,272          17,440

Earnings (losses) from unconsolidated entity                     437             (40)            681
                                                          ----------      ----------      ----------
Income from continuing operations                             14,300          16,232          18,121

Discontinued operations, net of taxes:
   Operating results                                            (252)            298              --
   Net gain on disposals                                          --           2,647              --
                                                          ----------      ----------      ----------
Net income                                                $   14,048      $   19,177      $   18,121
                                                          ==========      ==========      ==========

Basic income per common share:
Income per common share:
   Continuing operations                                  $     1.23      $     1.29      $     1.52
   Discontinued operations                                      (.02)            .23              --
                                                          ----------      ----------      ----------
   Net income per common share                            $     1.21      $     1.52      $     1.52
                                                          ==========      ==========      ==========

Diluted income per common share:
Income per common share:
   Continuing operations                                  $     1.20      $     1.26      $     1.47
   Discontinued operations                                      (.02)            .23              --
                                                          ----------      ----------      ----------
   Net income per common share                            $     1.18      $     1.49      $     1.47
                                                          ==========      ==========      ==========



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            UNEARNED                           ACCUMULATED
                                        COMMON STOCK       RESTRICTED         TREASURY            OTHER                   TOTAL
                                    --------------------     STOCK      --------------------  COMPREHENSIVE  RETAINED  SHAREHOLDERS'
                                     SHARES      AMOUNT   COMPENSATION    SHARES     AMOUNT       INCOME     EARNINGS    EQUITY
                                    ----------  --------  ------------  ----------  --------  ------------- ---------  -------------
Balance, September 1, 1996          16,619,099  $ 56,849  $         --   6,662,916  $ (6,828)   $      --   $  26,024  $  76,045
  Comprehensive income:
    Net income                                                                                                 14,048     14,048
                                                                                                                       ---------
  Comprehensive income                                                                                                    14,048
  Shares issued in public offering   2,398,000    46,986            --          --        --           --          --     46,986
  Shares issued to acquire certain
   assets of MERIT Industrial
   Constructors, Inc. and certain
   of its affiliates                    62,500     1,266            --          --        --           --          --      1,266
  Exercise of options                   71,710       433            --          --        --           --          --        433
  Pooled entity:
   Purchase of treasury stock               --      (664)           --          --        --           --          --       (664)
   Distributions to members of
    Freeport Properties, L.C                --        --            --          --        --           --        (168)      (168)
  Net loss not included in
   reporting period                         --        --            --          --        --           --        (131)      (131)

                                    ----------  --------  ------------  ----------  --------    ---------   ---------  ---------
Balance, August 31, 1997            19,151,309   104,870            --   6,662,916    (6,828)          --      39,773    137,815
  Comprehensive income:
   Net income                               --        --            --          --        --           --      19,177     19,177
   Other comprehensive income:
      Foreign translation
       adjustments                          --        --            --          --        --         (420)         --       (420)
                                                                                                                       ---------
  Comprehensive income                                                                                                    18,757
  Restricted stock compensation         30,000       581          (581)         --        --           --          --         --
  Amortization of restricted stock
       compensation                         --        --           214          --        --           --          --        214
  Shares issued to acquire Bagwell     645,000    13,033            --          --        --           --          --     13,033
  Exercise of options                  116,473       876            --          --        --           --          --        876

                                    ----------  --------  ------------  ----------  --------    ---------   ---------  ---------
Balance, August 31, 1998            19,942,782   119,360          (367)  6,662,916    (6,828)        (420)     58,950    170,695
  Comprehensive income:
   Net income                               --        --            --          --        --           --      18,121     18,121
   Other comprehensive income:
      Foreign translation
       adjustments                          --        --            --          --        --       (1,115)         --     (1,115)
                                                                                                                       ---------
  Comprehensive income                                                                                                    17,006
  Restricted stock cancellation        (15,000)     (255)          145          --        --           --          --       (110)
  Amortization of restricted stock
       compensation                         --        --            97          --        --           --          --         97
  Exercise of options                   32,500       248            --          --        --           --          --        248
  Purchases of treasury stock               --        --            --   1,561,320   (13,697)          --          --    (13,697)

                                    ----------  --------  ------------  ----------  --------    ---------   ---------  ---------
Balance, August 31, 1999            19,960,282  $119,353  $       (125)  8,224,236  $(20,525)   $  (1,535)  $  77,071  $ 174,239
                                    ==========  ========  ============  ==========  ========    =========   =========  =========




        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                       1997       1998       1999
                                                                     --------   --------   --------
Cash flows from operating activities:
  Net income                                                         $ 14,048   $ 19,177   $ 18,121
  Net loss not included in reporting period                              (132)        --         --
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                       7,358     10,280     13,271
    Provision for deferred
      income taxes                                                      2,231         40      3,697
    (Earnings) losses from unconsolidated
      entity                                                             (437)        40       (681)
    Transaction losses                                                      6        702        533
    Gain on sale of discontinued operations                                --     (3,010)        --
    Other                                                                 290        246       (462)
 Changes in assets and liabilities,
    net of effects of acquisitions:
    (Increase) decrease in receivables                                 (2,817)   (38,291)    15,640
    Increase in cost and estimated earnings in excess of
       billings on uncompleted contracts                               (1,050)    (7,530)    (4,485)
    (Increase) decrease in inventories                                 (5,833)     4,211    (12,243)
    (Increase) decrease in other current assets                        (1,847)       848       (471)
    (Increase) decrease in prepaid expenses                               257     (2,708)       564
    (Increase) decrease in other assets                                   311     (1,317)      (954)
    Increase (decrease) in accounts payable                               274      5,842     (7,688)
    Increase (decrease) in deferred
      revenue--prebilled                                                1,742     (1,769)     1,763
    Increase (decrease) in accrued
      liabilities                                                      (3,467)     1,660      4,326
    Increase (decrease) in advanced billings and billings in excess
       of cost and estimated earnings on uncompleted contracts         (3,330)     8,355     (4,046)
                                                                     --------   --------   --------
Net cash provided by (used in)
    operating activities                                                7,604     (3,224)    26,885

Cash flows from investing activities:
  Investment in unconsolidated entity                                  (1,647)        --         --
  Investment in subsidiaries, net of
    cash received                                                     (11,651)   (27,738)        --
  Proceeds from sale of property and
    equipment                                                             622      3,167      1,530
  Proceeds from sale of discontinued operations                            --      1,208         --
  Purchase of property and equipment                                  (15,832)   (14,616)   (17,967)
  Purchase of securities available for sale                                --         --    (13,830)
  Payment of note receivable by a
    related party                                                          87         --         --
                                                                     --------   --------   --------
Net cash used in investing activities                                 (28,421)   (37,979)   (30,267)

                                  (Continued)
        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                              1997       1998       1999
                                                            --------   --------   --------
Cash flows from financing activities:
  Net proceeds (repayments) from
    revolving credit agreement                               (23,890)   (10,182)    22,720
  Proceeds from issuance of debt                              15,031     62,154      5,571
  Repayment of debt and leases                               (13,107)   (13,817)   (10,690)
  Increase (decrease) in outstanding
    checks in excess of bank balance                          (2,414)     1,725      2,614
  Distributions to members of Freeport Properties, L.C          (168)        --         --
  Purchase of treasury stock                                    (664)        --    (13,697)
  Issuance of common stock                                    47,419        876        248
                                                            --------   --------   --------
 Net cash provided by financing activities                    22,207     40,756      6,766
Effects of exchange rate changes
    on cash                                                       --       (168)      (226)
                                                            --------   --------   --------
Net increase (decrease) in cash                                1,390       (615)     3,158

Cash and cash equivalents--beginning
  of year                                                      2,968      4,358      3,743
                                                            --------   --------   --------
Cash and cash equivalents--end of year                      $  4,358   $  3,743   $  6,901
                                                            ========   ========   ========

Supplemental disclosures:

Cash payments for:
  Interest                                                  $  6,663   $  7,048   $  9,151
                                                            ========   ========   ========

  Income taxes                                              $  5,784   $  2,873   $  5,592
                                                            ========   ========   ========

Noncash investing and financing activities:
  Property and equipment acquired through
    issuance of debt                                        $     83   $     85   $     --
                                                            ========   ========   ========
  Investment in subsidiaries acquired
    through issuance of common stock                        $  1,266   $ 13,033   $     --
                                                            ========   ========   ========
  Other current assets acquired through issuance
    of debt                                                 $    134   $     --   $     --
                                                            ========   ========   ========
  Purchase of inventory and payment of liabilities through
    cancellation of notes receivable to a related party     $    538   $     --   $     --
                                                            ========   ========   ========
  Investment in subsidiaries acquired through issuance
    of debt                                                 $     --   $  4,702   $     --
                                                            ========   ========   ========
  Sale of subsidiaries financed through issuance of
    notes receivables                                       $     --   $  8,792   $     --
                                                            ========   ========   ========
Sale of building for noncash                                $     --   $     --   $  1,400
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

Nature of Operations

         The Company is a supplier of fabricated piping systems, integrated piping systems and related services for new construction, site expansion and retrofit projects throughout the world, primarily in the United States, the Far East/Pacific Rim, Europe, South America and the Middle East for customers in the power generation, chemical processing, crude oil refining, petrochemical processing, oil and gas exploration and development and other industries. The Company offers comprehensive design and engineering services, piping system fabrication, industrial construction and maintenance services, manufacturing and sale of specialty pipe fittings and design and fabrication of pipe support systems. The Company's operations are conducted primarily through wholly-owned subsidiaries and one joint venture.

Cash and Cash Equivalents

         For purposes of reporting cash flows, all highly liquid investments with a maturity of three months or less when purchased are cash equivalents. At August 31, 1998 and 1999, the Company included in cash and cash equivalents approximately $1,200,000 and, $1,300,000, respectively, the proceeds of which came from industrial development bond financing. These funds are required to be invested in short-term marketable securities until used for other capital improvements.

Accounts Receivable and Credit Risk

         The Company's customers include major multi-national construction and engineering firms and industrial corporations. Work is performed under contract and the Company believes that its credit risk is minimal. The Company grants short-term credit to its customers.

         At August 31, 1998 and 1999, accounts receivable includes approximately $18,000,000 and $13,000,000, respectively, of receivables and claims due under contracts which are subject to contract renegotiations or legal proceedings and which are recorded at estimated net realizable value. At August 31, 1999, contracts with seven customers made up the $13,000,000 balance discussed above. Management believes that the ultimate resolution of these disputes will not have a significant impact on future results of operations.

Allowance for Uncollectable Receivables and Contract Adjustments

         The allowance for uncollectable receivables and contract adjustments of approximately $7,100,000 and $5,800,000 at August 31, 1998 and 1999,
respectively, is based on management's estimate of the amount expected to be uncollectable considering historical experience and the information management is able to obtain regarding the financial condition of significant customers. The Company includes contract adjustments as a reduction of sales. Net provisions to this allowance were approximately $1,700,000 in fiscal 1998. Increases to the allowance for the year ended

August 31, 1999 were $4,600,000 with total reductions of $5,900,000. Provisions for uncollectable receivables included in bad debt expense was not material for 1997, 1998 and 1999.

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
         Machinery and equipment                               3-18 Years
         Buildings and improvements                            8-40 Years

         At August 31, 1999, the Company had equipment not yet placed into service of $5,267,000.

Income Taxes

         The Company provides for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates.

Revenues

         For unit-priced pipe fabrication contracts, the Company recognizes revenues upon completion of individual spools of production. A spool consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress. For lump-sum fabrication contracts, the Company recognizes revenues based on the percentage of completion method, measured primarily by the cost of materials for which production is complete compared with the total estimated material costs of the contract.

         For project management and construction services, the Company recognizes revenues under the percentage of completion method measured primarily on contract costs incurred to date, excluding the costs of any purchased but uninstalled materials, compared with total estimated contract costs. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

         The company recognizes revenues for pipe fittings, manufacturing operations and other services primarily at the time of shipment or upon completion of the services.

         Provisions for estimated losses for uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from contract penalty provisions, final contract settlements and reviews performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment.

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

Financial Instruments, Forward Contracts - Non-Trading Activities

         When considered appropriate, the Company utilizes forward foreign exchange contracts to hedge firm purchases and sales of certain pipe bending machines. Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the Company's future sales and purchases. Gains and losses on the early termination or maturity of forward contracts designated as hedges are deferred and included in revenues in the period the hedged transaction is recorded. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value of a forward contract is recognized as a gain or loss in revenues in the period the direct relationship ceases to exist. Future changes in fair value of the forward contracts are recognized as gains or losses in revenues in the period of change.

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

         The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian dollar and Dutch guilder. The Company's comprehensive income is included in the consolidated statements of shareholders' equity.

Reclassifications

         Certain reclassifications have been made to the prior years' financial statements in order to conform to current reporting practices.

New Accounting Standards

         In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and will require costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard will be written off and reflected as a cumulative effect of a change in accounting principle. As of August 31, 1999, the Company had total deferred organizational costs of approximately $492,000.

         During fiscal 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company will be required to adopt SFAS No. 133, as amended by SFAS No. 137 which defers the effective date, on September 1,

2000. The Company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business.

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


                                            SHAW          NAPTECH
                                            ----          -------
Sales                                    $  106,555     $   24,482
                                         ==========     ==========
Net income                               $    2,505     $      584
                                         ==========     ==========

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

         Because the fiscal periods of the Company and NAPTech were not the same, the 1996 fiscal year financial statements of NAPTech were recast from the twelve months ended March 31, 1996 to the twelve months ended June 30, 1996. As a result, the following sales and losses of NAPTech have been excluded from the respective statements of income (in thousands):


FISCAL PERIOD               MONTHS EXCLUDED               SALES      NET LOSSES
-------------               ---------------               -----      ----------
    1997                 July and August, 1996           $5,194         $132
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


Accounts receivable                                        $    6,040
Property and equipment                                          2,992
Other assets                                                    4,832
Accounts payable & accrued liabilities                         (3,502)
Advanced billings                                              (1,277)
Notes payable                                                  (1,101)
Deferred income taxes                                            (146)
                                                           ----------
Purchase price (net of cash received of $354)              $    7,838
                                                           ==========

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

         On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc (Prospect) of Derby, United Kingdom, for approximately $14,600,000 in cash, net of cash received. Acquisition costs of approximately $2,000,000 were incurred by the Company. Excluded from the purchase price is $1,438,000, which represents the fair value of the assets and liabilities of a discontinued operation, CBP Engineering Corp. (CBP). The sale of CBP was completed in 1998 at no gain or loss. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. (Connex), a piping systems fabrication business located in Troutville, Virginia; Aiton Australia Pty Limited (Aiton Australia), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited (PEL), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex and CBP, all of the capital stock of Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans including approximately $3,800,000 of costs related to the Company's plan to reduce the workforce at Prospect. These costs relate to amounts due to employees under statutory and contractual severance entitlements. All amounts related to the severance entitlements have been paid as of August 31, 1999. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $2,400,000. The estimated fair value of the assets acquired and liabilities assumed as of November 14, 1997 are as follows (in thousands):


Accounts receivable                                                      $   15,288
Inventories                                                                   2,087
Cost and estimated earnings in excess of billings on
   uncompleted contracts                                                      7,588
Property and equipment                                                       11,339
Other assets                                                                  5,907
Outstanding checks in excess of bank balance                                 (1,527)
Accounts payable and accrued liabilities                                    (19,331)
Revolving line of credit                                                       (318)
Advanced billings and billings in excess of cost and estimated
   earnings on uncompleted contracts                                         (4,456)
                                                                         ----------
Purchase price (net of cash received of $99)                             $   16,577
                                                                         ==========

         The operating results of the Prospect businesses have been included in the consolidated statements of income from the date of the acquisition.

         In connection with the Prospect acquisition, the Company incurred certain contingent liabilities (see Note 12 of Notes to Consolidated Financial Statements).

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

         On July 28, 1998, the Company completed the acquisition of all of the outstanding capital stock of Bagwell Brothers, Inc. and a subsidiary (collectively, Bagwell). Total consideration paid was $1,600,000 cash and 645,000 shares of the Company's Common Stock valued at $13,033,000. The Company also incurred $163,000 of acquisition costs. The purchase method was used to account for the acquisition. Goodwill of approximately $11,300,000 is being amortized on a straight-line basis over 20 years. The operating results of Bagwell have been included in the consolidated statements of income from the date of acquisition. The pro-forma effect of the acquisition of Bagwell, had it occurred on September 1, 1996, is not material to the operations of the Company.

         The following summarized unaudited income statement data reflects the impact the Shaw Constructors and Prospect acquisitions would have had on 1997; and the Prospect acquisition would have had on 1998, if such acquisitions had taken place at the beginning of the applicable fiscal year (in thousands, except per share data):


                                                                            UNAUDITED PRO-FORMA
                                                                              RESULTS FOR THE
                                                                           YEARS ENDED AUGUST 31,
                                                                      -------------------------------
                                                                           1997               1998
                                                                           ----               ----
Gross revenue                                                         $     476,384     $     531,329
                                                                      =============     =============
Income from continuing operations                                     $      10,196     $      16,193
                                                                      =============     =============
Basic earnings from continuing operations per common share            $         .88     $        1.28
                                                                      =============     =============
Diluted earnings from continuing operations per common share          $         .86     $        1.26
                                                                      =============     =============


NOTE 4--INVENTORIES

         The major components of inventories consist of the following (in thousands):


                                                                AUGUST 31,
                         -------------------------------------------------------------------------------------
                                           1998                                         1999
                         ----------------------------------------     ----------------------------------------
                           Weighted                                    Weighted
                            Average        FIFO           TOTAL         Average         FIFO           TOTAL
                         ----------     ----------     ----------     ----------     ----------     ----------
Finished Goods           $   28,671     $     --       $   28,671     $   29,244     $      642     $   29,886
Raw Materials                 3,162         25,937         29,099          3,686         32,869         36,555
Work In Process               1,914          6,177          8,091          1,306         10,717         12,023
                         ----------     ----------     ----------     ----------     ----------     ----------
                         $   33,747     $   32,114     $   65,861     $   34,236     $   44,228     $   78,464
                         ==========     ==========     ==========     ==========     ==========     ==========

NOTE 5--INVESTMENT IN UNCONSOLIDATED ENTITIES

         During the years ended August 31, 1998 and 1999, the Company has not made any additional investments in Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). The Company owns 49% of Shaw-Nass and accounts for this investment on the equity basis. As such, during the years ended August 31, 1997, 1998, and 1999, the Company recognized earnings (losses) of $437,000, $(40,000), and $681,000, respectively, from Shaw-Nass. No distributions have been received through August 31, 1999 from Shaw-Nass. As of August 31, 1998 and 1999, the Company had outstanding receivables from Shaw-Nass totaling $1,758,000 and $4,310,000, respectively. These receivables relate to inventory and equipment sold and net short-term advances to Shaw-Nass. In addition, at August 31, 1998, the Company had a note receivable from Shaw-Nass of $436,000 included in other assets.

         During 1997, 1998 and 1999, revenues of $782,000, $1,626,000, and
$1,188,000 were recognized on sales of products from the Company to Shaw-Nass. The Company's 49% of profit on these sales was eliminated. At August 31, 1999, undistributed earnings of Shaw-Nass included in the consolidated retained earnings of the Company amounted to approximately $960,000.

NOTE 6--INVESTMENT FOR SECURITIES AVAILABLE FOR SALE

         In connection with its construction services, the Company embarked on its first significant project financing participation. As a result, the Company acquired $12,500,000 of 15% Senior Secured Notes (the "Notes") due December 1, 2003, from a customer, together with certain preferred stock related thereto. The notes are secured by a first priority security interest in some of the refinery's assets. The amount and value of the preferred stock is not material. Through December 1, 2000, additional bonds are expected to be received in lieu of interest, increasing the Company's investment in the Notes. Since these securities are available for sale, SFAS No. 115--"Accounting for Certain Investments in Debt and Equity Securities" requires that the securities be measured at fair value in the balance sheet and that unrealized holding gains and losses, net of taxes, for these investments be reported in a separate component of shareholders equity until realized. Based on sales of additional securities by the debtor during fiscal 1999 and the estimates obtained by the Company from an investment banking firm, the securities had an aggregate value approximating the outstanding principal amount of $13,830,000 at August 31, 1999. As a result, no unrealized gain or loss is recognized in shareholders' equity. Since the financing arrangement is related to construction services, the interest income of $1,330,000 in 1999 from the Notes is included in sales and the interest cost of $621,000 in 1999 associated with carrying the Notes is included in cost of sales in the statement of income. The interest cost was calculated at the Company's estimated effective borrowing rate of 7%.

NOTE 7--LONG-TERM DEBT


Long-term debt consisted of:  (dollars in thousands)                                            AUGUST 31,
                                                                                             1998         1999
                                                                                          ---------     ---------
                                                                                               (IN THOUSANDS)
Notes payable to insurance companies; variable interest rates based on 30-day commercial paper rates plus 190 to 235 basis points ranging from 7.04% to
   7.49% as of August 31, 1999; payable in monthly installments based on amortization over the respective note lives; maturing from 2001 to 2006;
   secured by property and equipment with an approximate net book value of
   $20,139 as of August 31, 1999 and guaranties by the Company and certain
   subsidiaries of the Company                                                            $  13,638     $  11,827

Note payable to a bank; interest payable quarterly based upon London Interbank
   Offering Rate (LIBOR) plus 1.6%; payable in quarterly principal installments of $264 with remaining balance due in 2003; secured by equipment with an
   approximate net book value of $9,233 as of August 31, 1999                                 5,286         4,229

South Carolina Revenue Bonds payable; principal due in 2005; interest paid monthly accruing at a variable rate of 3.60% as of August 31, 1999; secured
   by $4,000 letter of credit                                                                 4,000         4,000

Note payable to a bank; variable interest rate based upon London Interbank
   Offering Rate (LIBOR) plus 1.4%; payable in quarterly principal installments of $143 through March 25, 2004 plus interest; secured by equipment with an
   approximate net book value of $2,067 as of August 31, 1999                                 3,286         2,714

Mortgages payable to a bank; interest payable monthly at 8.38%; monthly payments of $10 and $27 with remaining balance due on June 1, 2002; secured by real
   property with an approximate net book value of $2,350 as of August 31, 1999                3,107         2,922

Mortgage payable to an insurance company; variable interest rate based on average weekly yield of 30 day commercial paper plus 2.35%; payable in monthly installments of $40 through June 30, 2007, secured by land and
   buildings with an approximate net book value of $1,787 as of August 31, 1999               3,036         2,773


Notes payable to employees relating to non-competition agreements; Interest payable monthly at 7.125% and 7%; monthly payments of $21 and $5 until April
   2004 and August 2000 respectively; unsecured; see Note 16 - Related Party
   Transactions                                                                               1,274         1,047

Mortgage payable to a bank; interest payable monthly at 8.63%; monthly installments of $8 with remaining balance due on November 7, 2001; secured by
   real property with an approximate net book value of $661 as of August 31, 1999               524           479


                                                                                                  AUGUST 31,
                                                                                             1998            1999
                                                                                          ----------      ----------
                                                                                                (IN THOUSANDS)
Senior secured notes payable primarily to insurance companies; interest payable semi-annually at 6.44% and 6.93% respectively; payable in annual principal installments of $2,857 beginning May 1999 and $5,714 beginning May 2002, respectively; rank in pari passu with the Company's U.S. revolving credit facility (see Note 8 - Revolving Lines of Credit); secured by domestic subsidiary accounts receivable, inventory, intangible assets, and bank  deposits  with an  approximate  net book value of $  212,000 as of
   August 31, 1999,  as well as by the pledge of the capital  stock of certain
   of the Company's domestic subsidiaries                                                     60,000          57,143

Notes payable to former owners in conjunction with an acquisition; payable in annual installments of $750 (including interest imputed at 6.56%) through
   December 31, 2003; secured by the stock of the acquired subsidiary                          3,624           3,112

Note payable to a bank; interest payable quarterly at 7.23%; quarterly payments of $52 through April 1, 2005; secured by equipment with an
   approximate net book value of $1,506 as of August 31, 1999                                  1,100             969

Notes payable to employees in conjunction with an acquisition; interest payable semi-annually at 7.00%; payable on April 30th or October 31st of
   any year with balance due no later than April 30, 2002                                      1,078              --

Note payable to an insurance company, interest payable monthly, at 7.20%;
   monthly payments of $35 through June 1, 2019 secured by land, buildings and
   equipment with an approximate net book value of $7,029 at August 31, 1999                      --           4,383


Other notes payable; interest rates ranging from 5.50% to 8.25%; payable in monthly installments based on amortization over the respective note lives;
   maturing from 1999 through 2003                                                             1,076             299
                                                                                          ----------      ----------

Total debt                                                                                   101,029          95,897
Less:  current maturities                                                                     (9,314)         (8,056)
                                                                                          ----------      ----------
Total long-term portion of debt                                                           $   91,715      $   87,841
                                                                                          ==========      ==========

         Annual maturities of long-term debt during each year ending August 31, are as follows (in thousands):


2000                          $    8,056
2001                               9,352
2002                              10,854
2003                              13,941
2004 and thereafter               53,694
                              ----------
                              $   95,897
                              ==========

         Certain of the debt agreements contain restrictive covenants which the Company is required to meet including financial ratios and minimum capital levels among other restrictions. As of August 31, 1999, the Company was in compliance with the covenants or had obtained the required waivers.

         The estimated fair value of long-term debt as of August 31, 1998 and 1999 was approximately $103,700,000 and $91,712,000 respectively, based on borrowing rates currently available to the Company for notes with similar terms and average maturities.

NOTE 8--REVOLVING LINES OF CREDIT

         In May 1998, the Company entered into a three-year revolving credit facility with its U.S. banks, which allows the Company to borrow up to $100,000,000 at an interest rate not to exceed 2% over the London Interbank Offering Rate (LIBOR) or .75% over the Prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. During fiscal 1998 and 1999, the maximum amount outstanding under the revolving credit facility was approximately $87,873,000 and $80,532,000 respectively, and the average amount outstanding was approximately $51,523,000 and $55,006,000 respectively, at weighted average interest rates of 7.19% and 6.53% respectively. The revolving credit facility ranks in pari passu with the Company's Senior Secured Notes and is secured by the Company's domestic subsidiary accounts receivable, inventory, intangible assets and bank deposits, as well as by the pledge of the capital stock of certain of the Company's domestic subsidiaries.

         In September 1999, the Company's revolving credit facility was amended to extend the expiration date to May 31, 2002. The amendment also modified the interest rate spread, not to exceed 2.50% over the London Interbank Offering Rate (LIBOR) or 1.75% over the Prime rate, and certain financial covenants and ratios.

         In 1998, a foreign subsidiary of the Company initiated an overdraft credit facility with a bank for up to (pound)3.0 million ($4.9 million), with interest at the bank's base rate plus 1.25%. The facility is secured by the assets of the subsidiary and a (pound)10.0 million ($16.3 million) limited guarantee given by the Company. The facility expired December 17, 1998 and was extended for one year in January 1999. The extension reduced the facility to (pound)2.0 million ($3.3 million) at the same interest rate spread as the previous facility. The outcome of the negotiations to renew or replace this overdraft credit facility is not expected to have any material adverse effect on the future operations of the Company.

NOTE 9--INCOME TAXES


         The significant components of net deferred taxes are as follows (in thousands):

                                                                               AUGUST 31,
                                                                      --------------------------
                                                                         1998            1999
                                                                      ----------      ----------
Assets:
   Tax basis of inventory in excess of book basis                     $      946      $      371
   Receivable reserves not currently deductible                            1,649             177
   Self insurance reserves not currently deductible                          667             620
   Net operating loss and tax credit carry forwards                        2,505           1,457
   State tax credits                                                         720             628
   Other expenses not currently deductible                                   693           1,248
   Less:  valuation allowance                                               (932)           (937)
                                                                      ----------      ----------
        Assets                                                             6,248           3,564

Liabilities:
  Excess of financial reporting over tax basis of assets                  (6,462)         (7,456)
  Excess of financial reporting over tax basis of receivables             (1,279)         (1,298)
  Pension                                                                   (705)           (705)
                                                                      ----------      ----------
        Liabilities                                                       (8,446)         (9,459)
                                                                      ----------      ----------
Net deferred tax liabilities                                          $   (2,198)     $   (5,895)
                                                                      ==========      ==========


         Income (loss) before provision for income taxes for the years ended
August 31 was as follows (in thousands):


                    1997           1998           1999
                 ----------     ----------     ----------
Domestic         $   17,544     $   12,764     $   27,663
Foreign               2,431         10,541         (1,588)
                 ----------     ----------     ----------
Total            $   19,975     $   23,305     $   26,075
                 ==========     ==========     ==========

         The provision for income taxes for the years ended August 31 was as follows (in thousands):


                                           1997            1998            1999
                                        ----------      ----------      ----------
Current                                 $    4,313      $    6,874      $    4,534
Net operating loss utilized                   (890)           (200)             --
Deferred                                     2,231              40           3,697
State                                          458             319             404
                                        ----------      ----------      ----------
Total                                   $    6,112      $    7,033      $    8,635
                                        ==========      ==========      ==========


         A reconciliation of Federal statutory and effective income tax rates for the years ended August 31 was as follows:

                                                   1997        1998       1999
                                                  -----       -----       -----
Statutory rate                                       35%         35%         35%
State taxes provided                                  1           1           1
Foreign income taxed at different rates              (4)         (6)         (2)
Other                                                 2           3           1
State tax credits                                    (3)         (3)         (2)
                                                  -----       -----       -----
                                                     31%         30%         33%
                                                  =====       =====       =====

         As of August 31, 1999, for Federal income tax return purposes, the Company had approximately $1,900,000 of U.S. net operating loss carryforwards available to offset future taxable income of its Connex subsidiary. The carryforwards expire beginning in 2011 through 2013. As of August 31, 1999, the Company's United Kingdom operations had net operating loss carryforwards of approximately (pound)1,600,000, ($2,600,000), which can be used to reduce future taxable income in the United Kingdom. As of August 31, 1999, no benefit had been given to these losses in the accompanying financial statements due to the current operating environment in that market. Therefore, a valuation allowance is provided for these loss carryforwards.

         Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $7,000,000 at August 31, 1999. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

NOTE 10--COMMON STOCK

         The Company has one class of common stock. Each outstanding share of common stock which has been held for four consecutive years entitles its holder to five votes on each matter properly submitted to the Company's shareholders for their vote, waiver, release or other action. Each outstanding share of common stock which has been held for less than four consecutive years entitles its holder to only one vote. Also, the Board of Directors is authorized to approve the issuance of preferred stock.

NOTE 11--LEASES

         Operating Leases - The Company leases certain offices, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases which were in effect as of August 31, 1999 require the Company to make the following future minimum lease payments:



For the year ending August 31 (in thousands):
 2000                                   $    3,578
 2001                                        2,404
 2002                                        1,679
 2003                                        1,192
 2004 and thereafter                         2,728
                                        ----------
Total minimum lease payments            $   11,581
                                        ==========

         The Company enters into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 1999 are not included as part of total minimum lease payments. Rent expense for the fiscal years ended August 31, 1997, 1998 and 1999 was $3,587,000, $7,902,000 and $8,297,000,
respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

         In the normal course of business activities, the Company enters into contractual agreements with customers for certain construction services to be performed based on agreed upon reimbursable costs and labor rates. In some instances, the terms of these contracts provide for the customer's review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in proposed reductions in reimbursable costs and labor rates previously billed to the customer. The Company does not believe that any such reviews will result in a material change to the Company's financial position or results of operations.

         The Company has posted letters of credit aggregating approximately $5,600,000 as of August 31, 1999 to secure its performance under certain contracts and insurance arrangements.

         During 1998 and 1999, the Company was self-insured for workers' compensation claims in certain states up to certain policy limits. Claims in excess of $250,000 per incident are insured by third party reinsurers. The Company has accrued a liability for outstanding and incurred, but not reported, claims based on historical experience totaling approximately $780,000 and $821,000 at August 31, 1998 and 1999, respectively.

         During 1998 and 1999, certain subsidiaries of the Company were self-insured for health claims up to certain policy limits. Claims in excess of $125,000 per incident and approximately $10,000,000 in the aggregate per year are insured by third party reinsurers. The Company had accrued a liability of $812,000 and $1,198,000, respectively, for outstanding and incurred, but not reported, claims based on historical experience.

         In connection with the acquisition of the principal operating businesses of Prospect (see Note 3 of Notes to Consolidated Financial Statements), the Company entered into several indemnification agreements in favor of Prospect, PEL, and Prospect's principal lender (the Lender). The first agreement required the Company to indemnify the Lender for any losses that the Lender may incur in connection with certain letters of credit, bonds and guarantees previously issued by the Lender relating to projects entered into by PEL, Connex, CBP, Aiton Australia and other subsidiaries of Prospect. The Company has determined that its exposure for indemnity under the agreement with the Lender as of August 31, 1999 was approximately $400,000.

         Additionally, the Company has agreed to indemnify each of Prospect, PEL and the Lender with respect to certain preferential creditors of Prospect and PEL. Immediately after the closing of the acquisition by the Company of Prospect, the Lender had an administrative receiver appointed for Prospect, PEL and the subsidiaries not acquired by the Company. The Company is obligated to indemnify Prospect and PEL for preferential debts of PEL and Prospect in connection with the receivership proceedings. Further, the Company has agreed to indemnify the Lender for any loss the Lender may suffer as a result of the Company's failure to perform its indemnity obligations under the Company's agreement with Prospect and PEL concerning preferential creditors. As of August 31, 1999, the Company estimates the aggregate preferential debt of Prospect and PEL to be approximately $3,800,000; this amount is included in accrued liabilities in the accompanying financial statements.

         In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parities for alleged property damages, personal injuries, and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimate costs will have a material effect on the Company's financial position or results of operations.

NOTE 13--BUSINESS SEGMENTS, OPERATIONS BY GEOGRAPHIC REGION AND MAJOR CUSTOMERS

Business Segments

         The company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information," as of August 31, 1999. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has aggregated its business activities into two operating segments: pipe services and manufacturing.

         The pipe services segment of the Company supplies integrated systems, products and services for piping systems, primarily for the power generation, chemical processing, crude oil refining, petrochemical processing, oil and gas exploration and production and other industries. As a "total piping resource", the Company offers comprehensive design and engineering services related to piping systems and pipe support fabrication and manufacturing, and final on-site erection, turnkey construction and piping project maintenance.

         The manufacturing segment offers its capabilities primarily to the power generation, chemical processing, crude oil refining, petrochemical processing, oil and gas exploration and production and other industries, including the pulp and paper, and food processing industries, by manufacturing and distributing specialty stainless, alloy and carbon steel pipe fittings. These fittings include stainless and other alloy elbows, tees, reducers and stub ends. The Company has one manufacturing facility which distributes its products to the pipe services segment of the Company enhancing the Company's piping package, as well as to third parties. The Company also has several distribution centers in the United States, which distribute its products primarily to third parties.

Business Segment Data

         The following table presents information about segment profit and assets (in thousands):


                                                          PIPE
                                                        SERVICES       MANUFACTURING   CORPORATE         TOTAL
                                                       ----------      -------------   ----------      ----------
FISCAL 1997
Sales to external customers                            $  272,180      $   63,554      $     --        $  335,734
Intersegment sales                                           --            19,523             501          20,024
Corporate overhead allocations                              7,695           1,580          (9,275)           --
Interest income                                               122              59             138             319
Interest expense                                            4,673           1,568             537           6,778
Depreciation and amortization                               4,854           1,867             637           7,358
Earnings from unconsolidated entity                           437            --              --               437
Income tax expense                                          4,111           1,974              27           6,112
Income (loss) from discontinued operations                     94            (346)           --              (252)
Net income                                                 10,021           3,979              48          14,048
Total assets                                              187,755          54,487          20,217         262,459
Investment in unconsolidated entity                         4,005            --              --             4,005
Purchases of property and equipment                         6,333           6,386           3,113          15,832
Other increases in long-lived assets, net                  10,762            --               211          10,973

FISCAL 1998
Sales to external customers                            $  445,866      $   55,772      $     --        $  501,638
Intersegment sales                                           --            22,538             569          23,107
Corporate overhead allocations                              4,800           2,340          (7,140)           --
Interest income                                               174              17              60             251
Interest expense                                            4,520           1,477           2,474           8,471
Depreciation and amortization                               7,272           2,264             744          10,280
Earnings (loss) from unconsolidated entity                    (40)           --              --               (40)
Income tax expense                                          8,198             707          (1,872)          7,033
Income (loss) from discontinued operations                  3,563            (618)           --             2,945
Net income                                                 21,544             689          (3,056)         19,177
Total assets                                              312,145          55,675          22,024         389,844
Investment in unconsolidated entity                         3,965            --              --             3,965
Purchases of property and equipment                        12,564           1,201             851          14,616
Other increases in long-lived assets, net                  25,196              15           2,142          27,353

FISCAL 1999
Sales to external customers                            $  446,708      $   47,306      $     --        $  494,014
Intersegment sales                                           --            19,914             566          20,480
Corporate overhead allocations                              9,214           1,586         (10,800)           --
Interest income                                               234               4             227             465
Interest expense                                            3,906           1,323           3,420           8,649
Depreciation and amortization                              10,431           2,028             812          13,271
Earnings from unconsolidated entity                           681            --              --               681
Income tax expense                                         10,196             (64)         (1,497)          8,635
Net income                                                 20,449            (165)         (2,163)         18,121
Total assets                                              319,904          54,833          32,325         407,062
Investment in unconsolidated entity                         4,646            --              --             4,646
Purchases of property and equipment                         9,441             869           7,657          17,967
Other increases in long-lived assets, net                      66            --                48             114

Operations by Geographic Region


         The following tables present geographic sales and long-lived assets (in thousands):

                                                            YEARS ENDED AUGUST 31,
                                                  ----------------------------------------
                                                     1997           1998           1999
                                                  ----------     ----------     ----------
Sales:
  United States                                   $  232,500     $  286,574     $  365,942
  China                                               27,342         56,069         30,795
  England                                              2,496         52,219         49,822
  Other Far East/Pacific Rim countries                35,283         47,025         10,257
  Other European countries                             1,562          1,057            160
  South America                                       18,359         31,877         18,736
  Middle East                                         12,777         18,374         10,181
  Other                                                5,415          8,443          8,121
                                                  ----------     ----------     ----------
                                                  $  335,734     $  501,638     $  494,014
                                                  ==========     ==========     ==========



                                                  AUGUST 31,
                                   ----------------------------------------
                                      1997           1998           1999
                                   ----------     ----------     ----------
Long-lived assets:
  United States                    $   78,749     $  105,741     $  109,466
  England                                --           13,167         12,639
  Other foreign countries              10,408         19,942         19,057
                                   ----------     ----------     ----------
                                   $   89,157     $  138,850     $  141,162
                                   ==========     ==========     ==========

         Sales are attributed to geographic regions based on location of customer. Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and securities available for sale.

Information about Major Customers

         The Company's customers are principally major multi-national engineering and construction firms, equipment manufacturers and industrial corporations. For the year ended August 31, 1997, no one customer represented more than 10% of sales. For the year ended August 31, 1998, sales to one customer totaled $51.7 million, or 10% of sales. For the year ended August 31, 1999, sales to a different customer were $67.7 million, or 14% of sales.

Export Sales

         For the years ended August 31, 1997, 1998 and 1999, the Company has included as part of its international sales approximately $89,000,000, $111,000,000 and $60,000,000, respectively, of exports from its domestic facilities.

NOTE 14--EARNINGS PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share.

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined on the assumptions that all dilutive stock options (see Note 15 of Notes to Consolidated Financial Statements) were exercised and stock was repurchased using the treasury stock method, at the average price for each year. The Company adopted SFAS No. 128 effective December 15, 1997. The following table sets forth the computation of basic and diluted income from continuing operations per share:


                                                                           FOR THE YEARS ENDED AUGUST 31,
                                                                      1997              1998              1999
                                                                 -------------     -------------     -------------
Income from continuing operations (dollars in thousands)         $      14,300     $      16,232     $      18,121
                                                                 =============     =============     =============
Shares:
   Weighted average number of common shares outstanding             11,632,068        12,616,997        11,934,595
   Net effect of stock options                                         269,253           214,980           420,831
                                                                 -------------     -------------     -------------
   Weighted average number of common shares outstanding,
      plus assumed exercise of stock options                        11,901,321        12,831,977        12,355,426
                                                                 =============     =============     =============
Income from continuing operations:
   Basic earnings per share                                      $        1.23     $        1.29     $        1.52
                                                                 =============     =============     =============
   Diluted earnings per share                                    $        1.20     $        1.26     $        1.47
                                                                 =============     =============     =============

         At August 31, 1997, 1998 and 1999, the Company had dilutive stock options of 427,003, 343,905, and 1,188,500 respectively, which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in the calculation of diluted income per common share for each period. Additionally, the Company had 28,341, 74,341, and 53,000 of stock options at August 31, 1997, 1998 and 1999, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive.

NOTE 15--EMPLOYEE BENEFIT PLANS

         The Company has a Stock Option Plan (the Plan) under which both qualified and non-qualified options and restricted stock may be granted. As of August 31, 1999, 1,645,000 shares of common stock are reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years. Only qualified options have been granted under the Plan.

         Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares. During the year ended August 31, 1998, the Company issued 30,000 shares of restricted stock which had a weighted average grant-date fair value of $19.38. During fiscal 1999, 15,000 shares were cancelled, and at August 31, 1999, 15,000 shares remain outstanding.

         In connection with the Company's acquisition of FCI and PSSI during 1994, options to acquire 5,000 shares with an exercise price of $18.00 were issued. In January 1995, the exercise price of these options was amended to $5.875 per share, which was the fair market value of the common stock at the date of such amendment. These options were exercised in 1998. In addition, in 1994 the Company granted options contingent upon the ability of FCI, PSSI and certain other subsidiaries to generate consolidated net income in excess of certain thresholds during the fiscal years ended August 31, 1995, 1996 and 1997. The maximum number of shares related to these options issuable under this plan was 19,000 per year or 57,000. These options expire in 2004 and have an exercise price equal to the closing price quoted on the last business day of the immediately preceding fiscal year to which the grant of options relate. The minimum threshold for the year ended August 31, 1995 was not met, and therefore, no options were issued for that year. For the year ended August 31, 1996, options to acquire 12,000 shares with an exercise price of $9.59 per share were earned and subsequently issued. For the year ended August 31, 1997, options to acquire an additional 12,000 shares with an exercise price of $32.875 were earned and were issued in fiscal 1998.

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

         Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro-forma amounts below:


                                                                          FOR THE YEARS ENDED AUGUST 31,
                                                                 ----------------------------------------------
                                                                     1997             1998             1999
                                                                     ----             ----             ----
Net income from continuing operations (in thousands):
    As reported                                                  $     14,300     $     16,232     $     18,121
                                                                 ============     ============     ============
    Pro-forma                                                    $     14,086     $     15,751     $     17,398
                                                                 ============     ============     ============

Basic earnings per share from continuing operations:
    As reported                                                  $       1.23     $       1.29     $       1.52
                                                                 ============     ============     ============
    Pro forma                                                    $       1.21     $       1.25     $       1.46
                                                                 ============     ============     ============

 Diluted earnings per share from continuing operations:
   As reported                                                   $       1.20     $       1.26     $       1.47
                                                                 ============     ============     ============
   Pro-forma                                                     $       1.18     $       1.23     $       1.41
                                                                 ============     ============     ============

         The pro-forma effect on net earnings for 1998 and 1999 is not representative of the pro-forma effect on net earnings in future years because it does not take into consideration pro-forma compensation expense related to grants prior to September 1, 1995.

         The following table summarizes the activity in the Company's stock option plans:


                                                              Weighted
                                                               Average
                                               Shares        Option Price
                                             ----------      ------------
Outstanding at September 1, 1996                529,615      $    8.962
      Granted                                    83,689      $   18.116
      Exercised                                 (71,710)     $    5.984
      Canceled                                  (86,250)     $   15.755
                                             ----------      ----------
Outstanding at August 31, 1997                  455,344      $    9.827
      Granted                                    87,000      $   23.920
      Exercised                                (116,473)     $    7.511
      Canceled                                   (7,625)     $    6.449
                                             ----------      ----------
Outstanding at August 31, 1998                  418,246      $   13.465
      Granted                                 1,086,250      $    8.820
      Exercised                                 (32,500)     $    7.654
      Canceled                                 (214,246)     $   16.925
                                             ==========      ==========
Outstanding at August 31, 1999                1,257,750      $    9.053
                                             ==========      ==========

Exercisable at August 31, 1999                  262,750      $    9.324
                                             ==========      ==========

         As of August 31, 1997, 1998 and 1999, the number of shares relating to options exercisable under the stock option plans was 160,344; 191,996; and 262,750, respectively, and the weighted average exercise price of those options was $10.023, $20.608 and $9.324, respectively.

         The weighted average fair value at date of grant for options granted during 1997, 1998 and 1999 was $12.72, $13.21 and $5.23 per share, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 1997, 1998 and 1999, respectively: (a) dividend yield of 0.00%, 0.00% and 0.00%; (b) expected volatility of 54%, 59% and 65% (c) risk-free interest rate of 6.7%, 5.8% and 5.1%; and (d) expected life of 5 years, 5 years and 5 years.

         The following table summarizes information about stock options outstanding as of August 31, 1999:



                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                    ----------------------------------------------      --------------------------
                                                       WEIGHTED          WEIGHTED                         WEIGHTED
                                                        AVERAGE           AVERAGE                         AVERAGE
          RANGE OF                     NUMBER          REMAINING         EXERCISE         NUMBER          EXERCISE
       EXERCISE PRICE               OUTSTANDING      CONTRACT LIFE         PRICE        EXERCISABLE        PRICE
--------------------------          -----------      --------------      ---------      -----------      ---------
$  5.875    --    $  6.750            184,125          5.3 Yrs           $   6.332       184,125         $  6.332
$  8.375    --    $  8.375            961,875          9.0 Yrs           $   8.375        38,125         $  8.375
$ 13.188    --    $ 19.813             66,250          9.7 Yrs           $  15.678         7,500         $ 15.313
$ 21.500    --    $ 22.375             33,500          7.3 Yrs           $  21.845        21,000         $ 21.679
$ 32.875    --    $ 32.875             12,000          8.0 Yrs           $  32.875        12,000         $ 32.875
                                    ---------                                            -------
                                    1,257,750          8.5 Yrs           $   9.053       262,750         $  9.324
                                    =========                                            =======

         During 1994, the Company, excluding NAPTech, adopted a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute from 1% to 15% of annual compensation, subject to an annual limit, with the Company matching 50% of the employee's eligible contribution up to 6%. The Company's expense for this plan during 1997, 1998 and 1999 was approximately $480,000, $813,000 and $1,278,000, respectively.

         The Company has a qualified, contributory 401(k) savings plan covering all employees of NAPTech who belong to the Certified Metal Trades Journeymen collective bargaining unit. The Company is required to make a contribution of 3% of participants' compensation on an annual basis. The Company's expense for this plan was approximately $52,000, $61,000 and $18,000 for the years ended August 31, 1997, 1998 and 1999, respectively.

         The Company has a defined benefit pension plan for employees of Connex. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan's benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during their final year of employment. The pension plan's assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 1999, the fair market value of the plan assets was $1,509,000, which exceeded the estimated projected benefit obligation.

         The Company has two pension plans (Plan A and Plan B) for employees of one of its United Kingdom subsidiaries. Plan A is a money purchase plan in which the employer and employee make matching contributions between 3% and 6% of employees' salaries depending on age. From date of acquisition through August 31, 1998, the Company's expense for this plan was $98,000. For the year ended August 31, 1999, the expense was $78,000. Plan B is a salary-related plan for certain employees; admittance to this plan is now closed. The employees in Plan B contribute 7%. The Company contribution depends on length of service, the employee's salary at retirement, and the earnings of the fund investments. If the plan's earnings are sufficient, the Company makes no contributions. From the date of acquisition to August 31, 1998 the Company expensed $111,000 for this plan. For the year ended August 31, 1999, the Company reflected a credit of $18,000. The following table sets forth Plan B's pension cost from the date of acquisition (November 14, 1997) to August 31, 1999, and the plan's funded status as of August 31, 1998 and 1999 in accordance with the provisions of Statement of Financial Accounting Standards No. 132 - "Employers' Disclosure about Pensions and Other Postretirement Benefits":


                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                ------------------------------
                                                                    1998            1999
                                                                 ----------       ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at the start of the year            $   14,593       $   17,133
Service cost                                                            284              253
Interest cost                                                           711              914
Member's contributions                                                  153              132
Actuarial loss/ (gain)                                                1,053             --
Benefits paid                                                          (330)            (452)
Foreign currency exchange rate changes                                  669             (831)
                                                                 ----------       ----------
Projected benefit obligation at the end of the year                  17,133           17,149
                                                                 ----------       ----------

CHANGE IN PLAN ASSETS
Fair value of the assets at the start of the year                    15,582           17,437
Actual return on plan assets                                          1,333            2,949
Employer contributions                                                 --                111
Employee contributions                                                  153              132
Benefits Paid                                                          (330)            (452)
Foreign currency exchange rate changes                                  699             (881)
                                                                 ----------       ----------
Fair value of the assets at the end of the year                      17,437           19,296
                                                                 ----------       ----------

Funded status                                                           304            2,147
Unrecognized net loss/ (gain)                                           615           (1,146)
                                                                 ----------       ----------
Prepaid benefit cost                                             $      919       $    1,001
                                                                 ==========       ==========

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate at end of the year                                        5.5%             5.5%
Expected return on plan assets for the year                             7.0%             7.0%
Rate of compensation increase at end of the year                        4.5%             4.5%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                     $      284       $      253
Interest cost                                                           711              914
Expected return on plan assets                                         (884)          (1,185)
                                                                 ----------       ----------
Total net periodic benefit cost (credit)                         $      111       $      (18)
                                                                 ==========       ==========

         The Company contributes to a Group Employee superannuation fund for its employees in Australia. This fund is a defined contribution fund with both employees and the Company contributing a fixed percentage of salary each week. The Company also contributes to Industry Funds for its employees. These Funds are also defined contribution funds with the Company contributing a fixed amount each week for each employee. All members are entitled to benefits on termination due to retrenchment, retirement, death or disability. The Company is under no obligation to make up any shortfall in the funds assets to meet payments due to employees. From the date of acquisition to August 31, 1998, the Company expensed $139,000 (US dollars) for this plan. For the year ended August 31, 1999, the Company expensed $82,000 (US dollars) for this plan.

NOTE 16--RELATED PARTY TRANSACTIONS

         During 1994, the Company entered into an employment agreement with the President and Chief Executive Officer (CEO) of the Company. Under terms of the agreement, the President and CEO will receive, among other things, an annual base salary of $575,000 (subsequently adjusted to $650,000), participation in the Company's annual bonus plan as determined by the Compensation Committee of the Board of Directors, and other benefits such as health and life insurance. In the event the President and CEO's employment is terminated due to events as defined in the agreement, the President and CEO will receive a lump-sum payment equal to the full amount payable under the agreement. The employment agreement was amended on August 25, 1997 to extend the expiration date to December 31, 2007. The term shall be automatically extended for an additional one-year period upon each December 31, unless a party electing not to extend the agreement provides written notice to the other party at least three months prior to such December 31.

         The Company has entered into several loan agreements with key management, some of which were non-interest bearing. The impact of discounting such loans to record interest income was not significant. The balance of these employee loan receivables as of August 31, 1997, 1998, and 1999 was approximately $416,000, $996,000 and $1,579,000, respectively. These balances are included in other assets.

         During 1996 and 1997, in connection with certain acquisitions discussed in Note 3, the Company has entered into non-competition agreements with several key employees. Related assets totaling approximately $930,000 (net of accumulated amortization of $1,338,000) are included in other assets and is being amortized over five to eight years using the straight-line method. Any corresponding liabilities are included in long-term debt as further discussed in
Note 7 of Notes to Consolidated Financial Statements.

         A director of the Company was a managing director of the investment banking firm that was an underwriter and acted as one of the representatives of the underwriters for the public offering of 2,000,000 shares of Common Stock discussed in Note 2 of Notes to Consolidated Financial Statements. The Company also granted to the underwriters an option to purchase up to an additional 398,000 shares of Common Stock pursuant to such terms to cover over-allotments, which over-allotment option was exercised. The closing of such public offering was completed in December 1996 and January 1997, at a price of $21.00 per share, less the underwriting discounts and commissions of approximately $2,500,000. Approximately 40% of these commissions were earned by the director's investment banking firm. In connection with this public offering, certain officers and directors of the Company sold 494,118 shares of stock. The same investment banking firm handled the repurchase of some of the shares of the Company's common stock which began in fiscal 1999, earning $74,330 in commissions.

         A director of the Company is an owner of construction companies that were used primarily as a sub-contractor by the Company. During fiscal 1998, the Company paid these construction companies approximately $4,000,000 for work performed. During fiscal 1999, payments to these construction companies were not material.

         In connection with the acquisition of a subsidiary in fiscal 1998, the Company financed $1,078,000 of the purchase with two of the former owners, who are now employees of the Company. This debt was paid off in 1999.

NOTE 17--FOREIGN CURRENCY TRANSACTIONS

         The Company's wholly-owned subsidiaries in Venezuela had net assets of approximately $16,300,000 and $16,700,000 denominated in Venezuelan Bolivars as of August 31, 1998 and 1999, respectively. In accordance with SFAS 52, "Foreign Currency Translation," the U.S. dollar is used as the functional reporting currency since the Venezuelan economy is defined as highly inflationary. Therefore, the asset and liabilities must be translated into U.S. dollars using a combination of current and historical exchange rates.

         During 1996, the Venezuelan government lifted its foreign exchange controls. Subsequent to this action, the Bolivar devalued from 170 to 620 (at August 31, 1999) to the U.S. dollar. During 1998 and 1999, the Company recorded losses of approximately $734,000 and $652,000 respectively, in translating the assets and liabilities of its Venezuelan subsidiaries into U.S. dollars. Because these losses were partially offset by inflationary billing provisions in certain Company contracts, the $734,000 and $652,000 were offset against sales.

         Other foreign subsidiaries maintain their accounting records in their local currency (primarily British Sterling, Australian Dollar and Dutch Guilder). The currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of shareholders' equity, in accordance with SFAS No. 52 and SFAS No 130--"Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income. There were no material transaction gains or losses incurred in fiscal 1997. At August 31, 1998 and 1999 respectively, cumulative foreign currency translation adjustments related to these subsidiaries reflected in shareholders' equity amounted to $420,000 and $1,535,000; transaction gains reflected in income amounted to $32,000 and $119,000.

         At August 31, 1998 and 1999, the Company's subsidiaries in the United Kingdom had net assets of approximately $12,100,000 and $13,900,000; the Company's subsidiary in Australia had net assets of approximately $1,300,000 and $900,000; and the Company's subsidiary in the Netherlands had net assets of approximately $9,600,000 and $9,100,000, respectively.

NOTE 18--DISCONTINUED OPERATIONS

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels and truck tanker trailers. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. Proceeds from the sale of these operations totaled approximately $1,200,000 in net cash and notes receivable of approximately $7,400,000, which resulted in a net gain on the disposal of $2,647,000, net of tax. The results of these operations have been classified as discontinued operations in the consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $2,600,000 and $7,700,000 in 1997 and 1998, respectively.

NOTE 19--UNBILLED RECEIVABLES, RETAINAGE RECEIVABLE AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Included in accounts receivable is $10,841,000 and $12,338,000 at August 31, 1998 and 1999, respectively, related to unbilled receivables. Advanced billings on contracts as of August 31, 1998 and 1999 was $5,476,000 and $7,025,000, respectively. Balances under retainage provisions totaled $9,222,000 and $4,554,000 at August 31, 1998 and 1999, respectively, and are also included in accounts receivable in the accompanying consolidated balance sheets.

         The components of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts as of August 31, 1998 and 1999 are as follows (in thousands):


                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                                        ------------------------------
                                                                             1998            1999
                                                                          ----------      ----------
Costs incurred on uncompleted contracts                                   $  115,334      $  149,115
Estimated earnings thereon                                                    10,159          17,907
                                                                          ----------      ----------
                                                                             125,493         167,022
Less billings applicable thereto                                            (114,587)       (145,867)
                                                                          ----------      ----------
                                                                          $   10,906      $   21,155
                                                                          ==========      ==========
Included in the accompanying balance sheet under
   the following captions:
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                  $   19,797      $   24,277
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                      (8,891)         (3,122)
                                                                          ----------      ----------
                                                                          $   10,906      $   21,155
                                                                          ==========      ==========

NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 FIRST             SECOND           THIRD            FOURTH
                                                                QUARTER           QUARTER          QUARTER          QUARTER
                                                             --------------    ---------------  ---------------  ---------------
FISCAL 1998
Sales                                                        $      98,030     $    132,200     $      143,561     $     127,847
                                                             =============     ============     ==============     =============
Gross profit                                                 $      17,854     $     22,223     $       22,640     $      16,864
                                                             =============     ============     ==============     =============
Net income from continuing operations                        $       4,633     $      5,481     $        5,769     $         349
                                                             =============     ============     ==============     =============
Basic net income from continuing operations per share        $         .37     $        .44     $          .46     $         .03
                                                             =============     ============     ==============     =============
Diluted net income from continuing operations per share      $         .36     $        .43     $          .45     $         .03
                                                             =============     ============     ==============     =============

FISCAL 1999
Sales                                                        $     116,032     $    112,660     $      125,211     $     140,111
                                                             =============     ============     ==============     =============
Gross profit                                                 $      20,717     $     22,385     $       24,101     $      26,625
                                                             =============     ============     ==============     =============
Net income from continuing operations                        $       2,822     $      4,324     $        5,225     $       5,750
                                                             =============     ============     ==============     =============
Basic net income from continuing operations per share        $         .23     $        .37     $          .45     $         .49
                                                             =============     ============     ==============     =============
Diluted net income from continuing operations per share      $         .23     $        .36     $          .43     $         .47
                                                             =============     ============     ==============     =============

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         A Current Report on Form 8-K was filed on September 22, 1999, to announce a change in the Company's independent public accountants. The Company engaged Arthur Andersen LLP ("AA"), New Orleans, Louisiana, as its sole independent auditor for the fiscal year ended August 31, 1999. Previously, the Company engaged both Hannis T. Bourgeois, LLP ("HTB") and AA as its independent auditors. The single jointly signed audit report by HTB and AA was considered to be the equivalent of two separately signed auditors' reports. Thus, previously each firm represented that it had complied with generally accepted auditing standards and was in a position that would justify it being the only signatory of the report. Given Shaw's expansion of its overseas operations, HTB believes it would be unable to continue to make this representation after fiscal 1998. Therefore, HTB decided to resign as one of Shaw's independent auditors effective September 22, 1999.

         During the period from September 1, 1996, through the date hereof, there have been no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and AA or HTB.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table provides information regarding the Company's executive officers and directors.


      NAME                    AGE                   POSITION
--------------------          ---       ---------------------------------------------
J. M. Bernhard, Jr.            45       Chairman of the Board of Directors, President
                                        and Chief Executive Officer
Richard F. Gill                55       Executive Vice President and Chief Operating
                                        Officer
Robert L. Belk                 50       Executive Vice President, Chief Financial
                                        Officer and Treasurer
G. Ray Wilkie, Jr.             53       Senior Vice President -- U.S. Operations
George P. Bevan                51       Senior Vice President
N. Andrew Dupuy, Jr.           44       Senior Vice President -- International and
                                        Construction Operations
Michael H. Wootton             51       Senior Vice President of Business Development
Albert McAlister               48       Director
L. Lane Grigsby                57       Director
David W. Hoyle                 60       Director
John W. Sinders, Jr.           43       Director
William H. Grigg               66       Director

         J. M. Bernhard, Jr., the Company's founder, has been the Company's President and Chief Executive Officer since Shaw's inception in September 1987. He has also been one of the Company's directors since the Company's inception. Mr. Bernhard has been Chairman of the Board since August 1990. Mr. Bernhard has spent the last 20 years in the pipe fabrication business. Immediately prior to his position with Shaw, Mr. Bernhard was Vice President and General Manager of Sunland Services, a pipe fabrication company, and served on the board of directors of Barnard and Burk Engineers & Constructors. Mr. Bernhard also serves on the board of directors of Cajun Contructors, Inc.

         Richard F. Gill has been employed by the Company since 1997, when Shaw acquired certain assets of MERIT Industrial Constructors, Inc. and other affiliated entities. Mr. Gill served as the President of Shaw Process and Industrial Group, Inc., a wholly-owned subsidiary of Shaw's, from March 1997 until August 1998, and as Senior Vice President in charge of Construction and International Operations, one of the Company's two principal operating divisions from September 1998 to May 1999. In May 1999, Mr. Gill was appointed Executive Vice President and Chief Operating

Officer. Mr. Gill served as President of MERIT from its founding in January 1982 until its sale to Shaw in 1997. MERIT was an industrial construction and maintenance firm based in Baton Rouge, Louisiana. Mr. Gill has over 31 years of experience in the industrial construction and maintenance industry.

         Robert L. Belk joined Shaw in October 1998 as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining us, Mr. Belk served Ocean Energy, Inc. as its Executive Vice President of Administration from March 1998 until October 1998, as its Executive Vice President and Chief Financial Officer from June 1997 until March 1998, and as its Senior Vice President, Chief Financial Officer and Treasurer from 1993 until 1997. Prior to joining Ocean Energy, Inc., Mr. Belk was engaged in public accounting with national and local firms and as a sole-practitioner.

         G. Ray Wilkie, Jr. joined the Company in March 1988 and served as Vice President of B. F. Shaw, Inc., a wholly-owned subsidiary of Shaw's, from September 1990 until May 1993, as President of B. F. Shaw, Inc. from May 1993 until November 1995, and as the Company's Executive Vice President from November 1995 until August 1998. In September 1998, Mr. Wilkie was appointed the Company's Senior Vice President in charge of its U.S. Operations, one of the Company's two principal operating divisions. Mr. Wilkie also served as one of the Company's directors from January 1993 until March 1995. Mr. Wilkie has spent the last 31 years in the pipe fabrication business.

         George P. Bevan has been employed by the Company since September 1994 and served as an Executive Vice President from April 1997 to August 1998. In September 1998, he was appointed a Senior Vice President and prior to that time was a Vice President. Prior to joining Shaw, Mr. Bevan was a senior partner in the law firm of Bevan-Hernandez, which he formed in 1991. He also served as President of Southern United Financial Corporation, an insurance and financial services company from 1987 to 1994.

         N. Andrew Dupuy, Jr. has been employed by the Company since February 1997 when Shaw acquired certain assets of United Crafts, Inc. Mr. Dupuy served as President of United Crafts, Inc. from February 1997 to December 1997, President of Shaw Power Services, Inc., one of the Company's subsidiaries, from December 1997 until August 1998 and as Vice President of the Company's international and construction operations from August 1998 until May 1999. In May 1999, Mr. Dupuy was appointed Senior Vice President of International and Construction Operations. Mr. Dupuy co-founded United Crafts, Inc. in 1978 and was its President from 1986 until its sale to Shaw. Mr. Dupuy has over 25 years of experience in the industrial construction and maintenance industry.

         Michael H. Wootton joined Shaw in September 1990 and served as the Company's Vice President of Power and Business Development from 1990 until 1992 and as President of Shaw International, one of the Company's subsidiaries, from 1992 until 1999. In May 1999, Shaw appointed Mr. Wootton as the Company's Senior Vice President of Business Development. Prior to joining Shaw, Mr. Wootton served as President of the pipe fabrication division of Dravo Corporation from 1973 until 1990. Mr. Wootton has over 29 years of experience in the pipe fabrication and construction industry.

         Albert McAlister has been one of the Company's directors since April 1990. Since 1975, Mr. McAlister has been a partner in the law firm of McAlister & McAlister, P.A. in Laurens, South Carolina. He also served as Chairman of the Democratic Party in South Carolina from 1990 until 1994.

         L. Lane Grigsby has served as one of the Company's directors since January 1995. Mr. Grigsby is also Chairman of the Board of Cajun Constructors, Inc., for which he also served as President and Chief Executive Officer from April 1973 to June 1994. He has 30 years of experience in the industrial construction industry. He also serves as an officer or director for several industry and charitable organizations, including the Associated Builders and Contractors and the Louisiana Association of Business and Industry.

         David W. Hoyle has served on the Company's board of directors since January 1995. For the past 12 years, he has been self-employed, primarily as a real estate developer. He has been a member of the Senate Chamber of the North Carolina General Assembly since 1992. Senator Hoyle serves as a director of several private corporations, including as Chairman of the Board of Gaston Federal Bank, as well as several civic, educational and charitable organizations.

         John W. Sinders, Jr. has served on Shaw's board of directors since March 1995. He has served as Managing Director of RBC Dominion Securities Corporation, an investment banking firm, since August 1999. From 1993 to 1999, Mr. Sinders served as an Executive Vice President and as a managing director of Jefferies & Company, Inc., an investment banking firm. Mr. Sinders served as a Managing Director of Howard Weil Labouisse Friedrichs Incorporated, an investment banking firm, from 1987 to 1993. He was a member of the board of directors of Howard Weil from 1990 to 1993. Prior to joining Howard Weil, he was a partner with the law firm of McGlinchey, Stafford, Mintz, Cellini & Lang in New Orleans.

         William H. Grigg has served on the Company's board of directors since January 1998. He is the retired Chairman and Chief Executive Officer of Duke Power Company, now Duke Energy Corporation. Mr. Grigg began his career at Duke Power in 1963. He served as Chairman and Chief Executive Officer from April 1994 to June 1997. Prior to being elected chairman, he served as Vice Chairman for three years. Mr. Grigg is on the board of directors of Hatteras Income Securities, Inc., a mutual fund company, Nations Fund, Inc., a mutual fund company, Associated Electric and Gas Insurance Services Ltd., a mutual casualty insurance company and the Charlotte-Mecklenburg Hospital Authority, a local hospital. He is a member of several civic and charitable organizations, serving as Chairman of the Board of Foundation for the Carolinas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires the Company's directors and certain officers and beneficial owners (collectively, the "reporting persons") of the Company's common stock, no par value per share (the "Common Stock") to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of the Common Stock. The reporting persons are required to furnish the Company with copies of all reports filed pursuant to Section 16(a).

         Based solely upon a review of such reports received by it, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that, during fiscal 1999, all filing obligations applicable to the reporting persons were complied with except as follows: Messrs. McAlister, Hoyle and Sinders failed to file timely Form 5 reports with respect to grants of options to purchase Common Stock under the Company's 1996 Non-Employee Director Stock Option Plan in connection with their re-election to the Company's Board of Directors at the 1998 Annual Meeting of Shareholders. Messrs. Bernhard, Dupuy and Gill failed to report timely certain option transactions pursuant to the Company's 1993 Employee Stock Option Plan on a Form 5 report that each such reporting person otherwise timely filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table contains compensation data for the last three fiscal years for the Company's Chief Executive Officer and its four other most highly compensated executive officers during fiscal 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION
                                                                                      ----------------------
                                                       ANNUAL COMPENSATION               AWARDS          PAYOUTS
                                                       -------------------               ------          -------
                                                                      OTHER ANNUAL     SECURITIES                        ALL OTHER
                                    FISCAL                            COMPENSATION     UNDERLYING         LTIP         COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR (1)  SALARY(4)       BONUS         (5)        OPTIONS (#)(6)    PAYOUTS(7)         (8)
----------------------------       ---------  ---------    --------     --------      --------------    ----------     ------------
J. M. Bernhard, Jr., President       1999     $604,038     $375,000     $ 66,741        200,000              --        $  6,454
   Chief Executive Officer and       1998     $539,343     $ 50,000     $ 75,318         35,000              --        $  4,142
   Chairman of the Board             1997     $500,000         --       $ 54,531           --                --        $  4,750

Richard F. Gill (2)                  1999     $225,859     $200,000         --           75,000              --        $  6,252
   Executive Vice President and      1998     $213,221     $ 20,000         --             --                --        $  3,132
   Chief Operating Officer           1997     $ 76,667         --           --           25,000              --            --

G. Ray Wilkie, Jr.                   1999     $225,080     $130,000         --           42,500          $ 11,917      $  5,881
   Senior Vice President - U.S.      1998     $185,593     $ 18,500         --             --                --        $  4,816
   Operations                        1997     $185,000         --           --             --                --        $  5,448

Michael H. Wootton                   1999     $211,961     $ 60,000         --           30,000          $ 14,119      $  3,770
   Senior Vice President of          1998     $216,946     $ 20,000         --             --                --        $  6,386
   Business Development              1997     $215,000         --           --             --                --        $  4,750

Robert L. Belk (3)                   1999     $203,365     $147,500         --           75,000              --            --
   Executive Vice President and      1998         --           --           --             --                --            --
   Chief Financial Officer           1997         --           --           --             --                --            --

-------------------
(1) The Company's fiscal year ends on August 31.

(2) Mr. Gill did not join the Company until March 1997.

(3) Mr. Belk did not join the Company until October 1998.

(4) From time to time, executive officers receive raises that are made retroactive to prior periods. These raises may overlap fiscal periods. The entire amount of the retroactive payment is reported in the year such amount is received.

(5) Perquisites and other personal benefits, except those for Mr. Bernhard, have not been disclosed in the "Other Annual Compensation" column since, in the aggregate, they did not exceed the lesser of either $50,000 or 10% of the total salary and bonus. As a result of Company record keeping procedures, the amounts disclosed in the 1999, 1998 and 1997 columns for Mr. Bernhard constitute total personal benefits for the calendar years of 1998, 1997 and 1996, respectively. Of the totals, $51,634, $49,616 and $37,909 represent Mr. Bernhard's personal use of Company transportation for the calendar years 1998, 1997 and 1996, respectively.

(6) Denotes shares of Common Stock of the Company that may be purchased upon exercise of options awarded pursuant to the Company's 1993 Employee Stock Option Plan, as amended. The options awarded in 1998 to Mr. Bernhard to purchase 35,000 shares of Common Stock have been cancelled and replaced by the 1999 award of options to purchase 35,000 shares of Common Stock, which award is included in the 200,000 shares reflected for 1999. The options to purchase 25,000 shares of Common Stock awarded to Mr. Gill in 1997 have been adjusted as follows: (i) options to purchase 18,750 shares of Common Stock have been cancelled and replaced by options to purchase 18,750 shares awarded in 1999 and (ii) options to purchase 6,250 shares of Common Stock were repriced by adjusting during 1999 the exercise price of such options. These options to purchase a total of 25,000 shares that have been either awarded to replace outstanding options or which were the result of an amendment to the exercise price of outstanding options are included in the 75,000 shares reflected for 1999. See "Ten-Year Option Repricings" below.

(7) Payments under the long-term incentive plan ("LTIP") with respect to awards made during fiscal 1995.

(8) Represents the Company's contribution on behalf of the officers to the Company's 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding the grants of options to purchase shares of the Company's

Common Stock that were made under the Company's 1993 Employee Stock Option Plan, as amended, to any of the Company's Chief Executive Officer and the Named Executive Officers during fiscal 1999:


                              NUMBER OF     % OF TOTAL                                       POTENTIAL REALIZABLE
                             SECURITIES       OPTIONS                                       VALUE AT ASSUMED ANNUAL
                             UNDERLYING     GRANTED TO      EXERCISE                          RATE OF STOCK PRICE
                               OPTIONS     EMPLOYEES IN      PRICE                          APPRECIATION FOR OPTION
NAME                         GRANTED (1)    FISCAL YEAR   $/SHARES (2)   EXPIRATION DATE           TERM (2)
                                                                                          --------------------------
                                                                                              5%            10%
--------------------------  ------------  -------------- ------------- ------------------ ------------  ------------
J. M. Bernhard, Jr. (3)       200,000          18%         $   8.38     October 19, 2008  $ 1,053,398   $ 2,669,519
G. Ray Wilkie, Jr              42,500           4%         $   8.38     October 19, 2008  $   223,847   $   567,273
Michael H. Wootton             30,000           3%         $   8.38     October 19, 2008  $   158,010   $   400,428
Richard F. Gill (4)            50,000           5%         $   8.38     October 19, 2008  $   263,350   $   667,380
Richard F. Gill (5)             6,250           1%         $   8.38     October 19, 2008  $    32,919   $    83,422
Richard F. Gill                18,750           2%         $   8.38      January 4, 2009  $    98,756   $   250,267
Robert L. Belk                 75,000           7%         $   8.38     October 19, 2008  $   395,024   $ 1,001,069

(1) The options are subject to the terms of the 1993 Employee Stock Option Plan, as amended, and are generally exercisable in 25% annual installments beginning one year from the date of grant.

(2) Based upon the closing price of a share of the Company's Common Stock listed on the New York Stock Exchange on the date of award.

(3) Includes options to purchase 35,000 shares of Common Stock that replaced a 1998 award of options to purchase the same number of shares.

(4) Includes options to purchase 18,750 shares of Common Stock that replaced a 1997 award of options to purchase the same number of shares.

(5) Represents the repricing of options to purchase 6,250 shares of Common Stock previously awarded in 1997.

FISCAL YEAR-END OPTION VALUES

         The following table sets forth the value at August 31, 1999 of the unexercised options held by any of the Chief Executive Officer and the Named Executive Officers during fiscal 1999:


                                                                                         VALUE OF UNEXERCISED
                                           NUMBER OF SHARES UNDERLYING          IN-THE-MONEY OPTIONS AT FISCAL YEAR END
                                    UNEXERCISED OPTIONS AT FISCAL YEAR-END    --------------------------------------------
NAME                                      EXERCISABLE / UNEXERCISABLE         EXERCISABLE (1)(2)      UNEXERCISABLE (2)(3)
----------------------------------  --------------------------------------    ------------------      -------------------
J. M. Bernhard, Jr                             0 / 200,000                       $     --              $2,425,000
G. Ray Wilkie, Jr                            30,000 / 42,500                     $  412,500            $  515,313
Michael H. Wootton                           16,250 / 30,000                     $  237,656            $  363,750
Richard F. Gill                              6,250 / 68,750                      $   75,781            $  833,594
Robert L. Belk                                 0 / 75,000                        $     --              $  909,375

(1) The exercise prices of the reported options range from $5.88 per share to $8.38 per share with a weighted average exercise price of $6.67.

(2) The values are based upon the closing price reported on the New York Stock Exchange of the Common Stock on August 31, 1999 ($20.50).

(3)  The exercise prices of the reported options are $8.38 per share.

TEN-YEAR OPTION REPRICINGS

         The following table sets forth information regarding the repricing of options held by any of the Company's Chief Executive Officer and its other four most highly compensated executive officers during the ten year period ended August 31, 1999.


                                                                                                                  LENGTH OF
                                                                                                                ORIGINAL TERM
                                                     MARKET PRICE OF                                             REMAINING AT
                                     NUMBER OF       STOCK AT THE        EXERCISE PRICE                            DATE OF
                                      OPTIONS           TIME OF            AT TIME OF        NEW EXERCISE         AMENDMENT
     NAME                 DATE       AMENDED(#)      AMENDMENT($)         AMENDMENT($)         PRICE($)
-------------------  -------------  ------------     ---------------      --------------     -------------     -------------
Michael H. Wootton      09/13/94      65,000(1)        $  11.50              $  15.00         $  11.50           12/07/03
Michael H. Wootton      11/30/94      65,000(1)        $   4.56              $  11.50         $   5.88(2)        09/13/04
Richard F. Gill         10/19/98      25,000           $   8.38              $  20.25         $   8.38           03/20/07
J. M. Bernhard, Jr      10/19/98      35,000           $   8.38              $  24.00         $   8.38           02/09/08

(1) These options were amended twice, such that the entries do not reflect additional options, but two separate amendments to the same options held by the Named Executive Officer.

(2) The book value of a share of the Company's Common Stock on August 31, 1994 was $5.83 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The persons serving as members of the Compensation Committee of the Board of Directors during fiscal 1999 were John W. Sinders and David W. Hoyle. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during fiscal 1999. No executive officer of the Company served during fiscal 1999 as a director or as a member of the Compensation Committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

         John W. Sinders, Jr., a director of the Company, was a managing director of Jefferies & Company, Inc., an investment banking firm that handled the repurchase of some of the shares of the Company's Common Stock which began in fiscal 1999, earning $74,330 in commissions. Mr. Sinders is now Managing Director of RBC Dominion Securities Corporation ("RBC"), also an investment banking firm. On October 7, 1999, the Company filed a Registration Statement on Form S-3 (Registration No. 333-88563) with the Securities and Exchange Commission for an offering of 2.5 million shares of Common Stock. RBC is one of the managing underwriters for this public offering.

DIRECTOR COMPENSATION

         Each non-employee director of the Company receives a fee of $20,000 per year and $1,000 for each meeting of the Company's Board of Directors attended. Each non-employee director serving on a committee of the Board receives a fee of $250 for each committee meeting attended. Directors are also reimbursed for certain expenses in connection with their attendance at board and committee meetings. In addition, pursuant to the Company's 1996 Non-Employee Director Stock Option Plan (the "Director Plan"), each non-employee director serving as of the effective date (July 14, 1996) of the Director Plan received an option to purchase 5,000 shares of the Company's Common Stock. These options vest in 25% increments in each of the four years following grant. In addition, each non-employee director will be awarded an additional option to purchase 1,500 shares of the Company's Common Stock on an annual basis upon his or her election or reelection to the Board. Such options will vest one year from the date of award. The exercise price for all options granted under the Director Plan is the closing price of a share of the Company's Common Stock reported on the New York Stock Exchange on the date of award.

EMPLOYMENT AGREEMENTS

         The Company and Mr. Bernhard are parties to an Employment Agreement (the "Employment Agreement") pursuant to which Mr. Bernhard has agreed to serve as the Company's President and Chief Executive Officer. The initial term of the Employment Agreement expired on December 31, 1996, but was automatically extended for a three-year period in accordance with provisions of the Employment Agreement since neither party terminated the agreement in accordance with its terms. As of August 21, 1997, the Company and Mr. Bernhard amended the Employment Agreement to provide for a term expiring on December 31, 2007, with automatic one-year extensions thereafter unless one of the parties notifies the other in writing of his or its intention to terminate at least three months prior to the relevant December 31st. The Employment Agreement, as amended, provides that Mr. Bernhard will receive, among other things, an annual base salary in the amount of $575,000 (subsequently adjusted to $650,000), participation in the Company's bonus plan as determined by the Compensation Committee of the Board of Directors and the inclusion of Mr. Bernhard in all plans and programs of the Company which are made available to the Company's executives and other salaried employees generally, including group life insurance, accidental death and dismemberment insurance, hospitalization, long-term disability, vacations and holidays. Mr. Bernhard is also entitled under the Employment Agreement to other benefits in addition to those made available to the Company's management, including providing him with acceptable Company vehicles and other means of transportation for his personal use and benefit.

         In the event Mr. Bernhard's employment is terminated as a result of his death or disability (as defined in the Employment Agreement), he or his legal representative will receive, among other payments, all amounts owed under his Employment Agreement as of the date of his death or disability. In the event Mr. Bernhard's employment is terminated by the Company for Cause (as defined in the Employment Agreement), Mr. Bernhard will receive all amounts owed to him under his Employment Agreement as of the date of termination. In the event Mr. Bernhard's employment is terminated by the Company other than for Cause, Mr. Bernhard will receive a lump sum payment equal to the full amount payable under the Employment Agreement.

         In addition, the Company and Mr. Gill are parties to an Employment and Non-Competition Agreement dated March 20, 1997 entered into in connection with the acquisition of certain assets from Mr. Gill's businesses. See Item 13 - "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents the beneficial ownership of the Company's Common Stock, and the number of votes relating to the Common Stock, as of September 30, 1999, by (1) each person, or group of affiliated persons, known by the Company to own beneficially more than five percent of the Company's Common Stock, (2) each of the Company's directors, (3) each of the Company's executive officers, and (4) all of the Company's directors and executive officers as a group. Unless stated otherwise, the persons or entities in this table have sole voting and investment power with respect to all the shares of Common Stock owned by them. The Company's articles of incorporation provide that each share of Common Sock that has been held by the same person for at least four consecutive years is entitled to five votes on each matter to be voted on at shareholders' meetings, and all shares held for less than four years are entitled to one vote per share for each matter. Accordingly, some of the Company's directors and officers possess a number of votes in excess of their number of shares owned.


                                                        SHARES OWNED AND VOTES
                                                 ---------------------------------------
                                                  NUMBER
                                                    OF                         VOTING
    NAME OF OWNER                                 SHARES        PERCENT        POWER
   ---------------                               ---------     ---------      ---------
   J.M. Bernhard, Jr.(1)                         1,510,566        12.4%         34.6%
   G. Ray Wilkie, Jr.(2)                           342,363         2.7           7.4
   Richard F. Gill(3)                               85,938           *             *
   Albert McAlister(4)                              75,802           *           1.7
   Michael H. Wootton(5)                            47,600           *             *
   George P. Bevan(6)                               34,646           *             *
   John W. Sinders, Jr.(7)                          23,750           *             *
   Robert L. Belk(8)                                23,750           *             *
   David W. Hoyle(9)                                19,250           *             *
   N. Andrew Dupuy, Jr.(10)                         12,500           *             *
   L. Lane Grigsby(11)                              12,600           *             *
   William H. Grigg(12)                              3,500           *             *
                                                 ---------     -------      --------
   All directors and executive officers (13)     2,192,265        17.8%         44.9%
                                                 =========     =======      ========

---------------------

*     less than 1%

(1) Includes 50,000 shares of which Mr. Bernhard may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(2) Includes 40,625 shares of which Mr. Wilkie may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(3) Includes 40,000 shares owned by a company in which Mr. Gill has an ownership interest and 23,438 shares of which Mr. Gill may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(4) Includes 6,750 shares of which Mr. McAlister may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(5) Includes 23,750 shares of which Mr. Wootton may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days and 15,000 shares of which Mr. Wootton may vote, but not sell or otherwise transfer until July 1, 2001.

(6) Includes 5,740 shares owned of record by Mr. Bevan's spouse and 28,906 shares of which Mr. Bevan may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(7) Includes 6,750 shares of which Mr. Sinders may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(8) Includes 18,750 shares of which Mr. Belk may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(9) Includes 3,000 shares owned of record by Mr. Hoyle's spouse and 6,750 shares of which Mr. Hoyle may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(10) Includes 12,500 shares of which Mr. Dupuy may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(11) Includes 6,750 shares of which Mr. Grigsby may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(12) Includes 1,500 shares of which Mr. Grigg may be deemed to be beneficial owner as a result of rights that he may exercise to acquire ownership within 60 days.

(13) Includes 8,740 shares owned of record by spouses of executive officers and directors and 226,469 shares of which executive officers and directors may be deemed to be the beneficial owners as a result of rights they may exercise to acquire ownership within 60 days.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 20, 1997, the Company acquired certain assets (including a non-compete covenant) of MERIT Industrial Constructors, Inc. ("MERIT") and an affiliated entity for approximately $1.3 million in cash, 22,500 shares of Shaw Common Stock and the assumption of approximately $340,000 in debt. The transaction was effected pursuant to an Asset Purchase, Non-Competition and Consultation Agreement (the "Asset Purchase Agreement") among the Company, MERIT and Richard F. Gill, as well as a Purchase Agreement between the Company and an affiliate of Mr. Gill and MERIT. The Asset Purchase Agreement contains certain representations, warranties and covenants by MERIT and Mr. Gill, including a two-year non-compete agreement. The Asset Purchase Agreement also contains an agreement by Mr. Gill to provide certain consulting services to the Company for a period of five years.

         The Company, in connection with the foregoing, entered into a lease with an affiliate of MERIT and Mr. Gill for an office building and related real estate located in Baton Rouge, Louisiana. The lease was for a five-year term at a monthly rental of $5,400. The lease contained an option to purchase the office building and related real estate in favor of the Company, for which option the Company paid 40,000 shares of Common Stock. This option to purchase the office building and related real estate was exercised in fiscal 1999. Also, in connection with the transaction, Mr. Gill and an affiliate placed the 62,500 shares of Shaw Common Stock in escrow to cover potential claims by the Company for indemnity pursuant to the Asset Purchase Agreement. The escrow arrangement is for a period of two years or until all claims for indemnity made during such period have been disposed. Furthermore, the Company entered into an Employment and Non-Competition Agreement with Mr. Gill whereby the Company agreed to employ Mr. Gill for a two-year period at an annual salary of $200,000 (subsequently raised). The agreement also provides for an agreement by Mr. Gill not to compete with the Company for a period of two years following termination of employment. In connection with the employment of Mr. Gill, the Company also awarded to him options to purchase 25,000 shares of Shaw Common Stock pursuant to the terms of the Company's 1993 Employee Stock Option Plan. The options had an exercise price of $20.25 per share and were exercisable in 25% increments on each of March

20, 1998, 1999, 2000 and 2001, based upon continual employment. During fiscal 1999, options to purchase 18,750 of these shares were cancelled and replaced and the exercise price of the options to purchase the remaining 6,250 shares was amended. See "Ten-Year Option Repricings" above.

         John W. Sinders, Jr., a director of the Company, was a managing director of Jefferies & Company, Inc., an investment banking firm that handled the repurchase of some of the shares of the Company's Common Stock which began in fiscal 1999, earning $74,330 in commissions. Mr. Sinders is now Managing Director of RBC Dominion Securities Corporation ("RBC"), also an investment banking firm. On October 7, 1999, the Company filed a Registration Statement on Form S-3 (Registration No. 333-88563) with the Securities and Exchange Commission for an offering of 2.5 million shares of Common Stock. RBC is one of the managing underwriters for this public offering.

         The Company has, from time to time, made loans to certain of its executive officers and/or entities in which such persons have a material interest. Each such loan in which the indebtedness exceeded $60,000 at any time since the beginning of fiscal 1999 is listed below with the following information indicated for each: (i) the name of the borrower; (ii) the nature of the borrower's relationship with the Company' (iii) the largest amount of indebtedness outstanding at any time since the beginning of fiscal 1999; (iv) the nature of the loan and of the transaction in which it was incurred; (v) the amount outstanding as of September 30, 1999; and (vi) the interest rate charges thereon.

                  (i) MERIT Industrial Constructors, Inc. ("MERIT"); (ii) controlled by Richard F. Gill, an executive officer of the Company;
         (iii) $500,000; (iv) made in connection with the acquisition by the Company of certain assets of MERIT; (v) $500,000; (vi) 8%.

                  (i) Richard F. Gill; (ii) executive officer of the Company;
         (iii) $837,500 (iv) made in connection with Mr. Gill's employment; (v) $837,500; (vi) 8%.

                  (i) George P. Bevan; (ii) executive officer of the Company;
         (iii) $130,000; (iv) made in connection with Mr. Bevan's employment;
         (v) $51,210; (vi) 0% on $26,666 and 8.5% on 24,544.

The Company imputes interest on the loan with a 0% interest rate to Mr. Bevan at the applicable federal rate and includes such amount in his compensation for federal income purposes.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements.

          See Item 8 of Part II of this report.

     2.   Financial Statement Schedules.

     3.   Exhibits.

             *3.1        Restatement of the Articles of Incorporation of the
                         Company dated December 10, 1993.
             *3.2        Amended and Restated By-Laws of the Company dated
                         December 9, 1993.
            **4.1        Specimen Common Stock Certificate.
          ***10.1        Credit Agreement dated May 15, 1998 among the Company,
                         Mercantile Business Credit, Inc., City National Bank of
                         Baton Rouge, Hibernia National Bank and Union Planters
                         Bank of Louisiana.
            @10.2        Amendment to Credit Agreement made as of August 31,
                         1998 among the Company, Mercantile Business Credit
                         Inc., City National Bank of Baton Rouge, Hibernia
                         National Bank and Union Planters Bank of Louisiana.
            +10.3        Second Amendment to Credit Agreement made as of
                         February 1, 1999, among the Company, Mercantile
                         Business Credit Inc., Bank One Louisiana, N.A.
                         (successor of First National Bank of Commerce, assignee
                         of City National Bank of Baton Rouge), Hibernia
                         National Bank and Union Planters Bank of Louisiana.
            +10.4        Third Amendment to Credit Agreement made as of August
                         31, 1999, among the Company, Mercantile Business Credit
                         Inc., Bank One Louisiana, N.A. (successor of First
                         National Bank of Commerce, assignee of City National
                         Bank of Baton Rouge), Hibernia National Bank and Union
                         Planters Bank of Louisiana.
          ***10.5        Note Purchase Agreement dated May 21, 1998.
         ****10.6        1993 Employee Stock Option Plan, as amended and
                         restated.
           **10.7        Employment Agreement by and between the Company and
                         James M. Bernhard, Jr.
           **10.8        Joint Venture Agreement of Shaw-Nass Middle East,
                         W.L.L. dated November 18, 1993, by and among Shaw
                         Overseas (Cayman), Ltd., Abdulla Ahmed Nass and the
                         Company.
           ++10.9        Plan and Agreement of Merger, dated as of August 5,
                         1996, among the shareholders of NAPTech, Inc.
                         ("NAPTech"), NAPTech, The Shaw Group Inc. and SAON,
                         Inc., as amended by the First amendment to Plan and
                         Agreement of Merger dated as of January 27, 1997.
          ++10.10        Purchase and Sale Agreement dated as of January 27,
                         1997, among the members of Freeport Properties, L.C.
                         ("Freeport"), Freeport, The Shaw Group Inc. and SAON
                         Properties, Inc.
         +++10.11        1996 Non-Employee Director Stock Option Plan.
         ++++16.1        Letter from Hannis T. Bourgeois, LLP, Consenting to the
                         Form 8-K Current Report.
            +21.1        Subsidiaries of the Company.
            +24.1        Powers of Attorney.
              +27        Financial Data Schedule
    -------------

         *        Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1994, as amended.
         **       Incorporated by reference from the Company's Registration
                  Statement on Form S-1 filed October 22, 1993, as amended
                  (Registration Number 33-70722).
         ***      Incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 31, 1998.
         ****     Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1997.
         +        Filed herewith.
         ++       Incorporated by reference from the Company's Current Report on
                  Form 8-K dated February 11, 1997, as amended by Amendment No.1 to Current Report on Form 8-K/A-1 dated April 9, 1997.
         +++      Incorporated by reference from the Company's Registration
                  Statement on Form S-8 filed on September 24, 1997
                  (Registration Number 333-36315).
         ++++     Incorporated by reference from the Company's Current Report on
                  Form 8-K dated September 22, 1999.

         @ Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1998.


(b)     Reports on Form 8-K

         A Current Report on Form 8-K was filed on September 22, 1999, to report a change in the Company's independent public accountants. The Company engaged Arthur Andersen LLP ("AA"), New Orleans, Louisiana, as its sole independent auditor for the fiscal year ended August 31, 1999. Previously, the Company engaged both Hannis T. Bourgeois, LLP ("HTB") and AA as its independent auditors. The single jointly signed audit report by HTB and AA was considered to be the equivalent of two separately signed auditors' reports. Thus, previously each firm represented that it had complied with generally accepted auditing standards and was in a position that would justify it being the only signatory of the report. Given Shaw's expansion of its overseas operations, HTB believes it would be unable to continue to make this representation after fiscal 1998. Therefore, HTB decided to resign as one of Shaw's independent auditors effective September 22, 1999.

         During the period from September 1, 1996, through the date hereof, there have been no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and AA or HTB.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE SHAW GROUP INC.


                               /s/ J. M. Bernhard, Jr.
                               -----------------------------------
                               By: J. M. Bernhard, Jr.
                               President and Chief Executive Officer
                               Date: November 3, 1999

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


          Signature                               Title                                       Date
          ---------                               -----                                       ----
 /s/ J. M. Bernhard, Jr.                 Chairman of the Board,                           November 3, 1999
---------------------------                 President and Chief
(J. M. Bernhard, Jr.)                       Executive Officer


/s/ Robert L. Belk                       Executive Vice President, Chief Financial
---------------------------                 Officer and Chief Accounting Officer          November 3, 1999
(Robert L. Belk)

*
---------------------------              Director                                         November 3, 1999
(Albert McAlister)

*
---------------------------              Director                                         November 3, 1999
(L. Lane Grigsby)

*
---------------------------              Director                                         November 3, 1999
(David W. Hoyle)

*
---------------------------              Director                                         November 3, 1999
(John W. Sinders, Jr.)

*
---------------------------              Director                                         November 3, 1999
(William H. Grigg)



* By:  /s/ Robert L. Belk                                                                 November 3, 1999
     ----------------------
       Robert L. Belk
       Attorney-in-Fact

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                   DESCRIPTION
     -------                  -----------
      *3.1        Restatement of the Articles of Incorporation of the
                  Company dated December 10, 1993.
      *3.2        Amended and Restated By-Laws of the Company dated
                  December 9, 1993.
     **4.1        Specimen Common Stock Certificate.
   ***10.1        Credit Agreement dated May 15, 1998 among the Company,
                  Mercantile Business Credit, Inc., City National Bank of
                  Baton Rouge, Hibernia National Bank and Union Planters
                  Bank of Louisiana.
     @10.2        Amendment to Credit Agreement made as of August 31,
                  1998 among the Company, Mercantile Business Credit
                  Inc., City National Bank of Baton Rouge, Hibernia
                  National Bank and Union Planters Bank of Louisiana.
     +10.3        Second Amendment to Credit Agreement made as of
                  February 1, 1999, among the Company, Mercantile
                  Business Credit Inc., Bank One Louisiana, N.A.
                  (successor of First National Bank of Commerce, assignee
                  of City National Bank of Baton Rouge), Hibernia
                  National Bank and Union Planters Bank of Louisiana.
     +10.4        Third Amendment to Credit Agreement made as of August
                  31, 1999, among the Company, Mercantile Business Credit
                  Inc., Bank One Louisiana, N.A. (successor of First
                  National Bank of Commerce, assignee of City National
                  Bank of Baton Rouge), Hibernia National Bank and Union
                  Planters Bank of Louisiana.
   ***10.5        Note Purchase Agreement dated May 21, 1998.
  ****10.6        1993 Employee Stock Option Plan, as amended and
                  restated.
    **10.7        Employment Agreement by and between the Company and
                  James M. Bernhard, Jr.
    **10.8        Joint Venture Agreement of Shaw-Nass Middle East,
                  W.L.L. dated November 18, 1993, by and among Shaw
                  Overseas (Cayman), Ltd., Abdulla Ahmed Nass and the
                  Company.
    ++10.9        Plan and Agreement of Merger, dated as of August 5,
                  1996, among the shareholders of NAPTech, Inc.
                  ("NAPTech"), NAPTech, The Shaw Group Inc. and SAON,
                  Inc., as amended by the First amendment to Plan and
                  Agreement of Merger dated as of January 27, 1997.
   ++10.10        Purchase and Sale Agreement dated as of January 27,
                  1997, among the members of Freeport Properties, L.C.
                  ("Freeport"), Freeport, The Shaw Group Inc. and SAON
                  Properties, Inc.
  +++10.11        1996 Non-Employee Director Stock Option Plan.
  ++++16.1        Letter from Hannis T. Bourgeois, LLP, Consenting to the
                  Form 8-K Current Report.
     +21.1        Subsidiaries of the Company.
     +24.1        Powers of Attorney.
       +27        Financial Data Schedule

----------

  * Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1994, as amended.
  ** Incorporated by reference from the Company's Registration Statement on Form S-1 filed October 22, 1993, as amended (Registration Number 33-70722).
  *** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended May 31, 1998.
  **** Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1997.
  +        Filed herewith.
  ++ Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1997, as amended by Amendment No.1 to Current Report on Form 8-K/A-1 dated April 9, 1997.
  +++ Incorporated by reference from the Company's Registration Statement on Form S-8 filed on September 24, 1997 (Registration Number 333-36315).
  ++++ Incorporated by reference from the Company's Current Report on Form 8-K dated September 22, 1999.

  @ Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1998.