Form 10-K/A
period 1999-08-31
SHAW GROUP INC
filed 1999-12-08
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                    For the fiscal year ended August 31, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission File Number 0-22992

                               THE SHAW GROUP INC.
             (Exact name of registrant as specified in its charter)

            LOUISIANA                                          72-1106167
(State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                         Identification Number)

       8545 United Plaza Boulevard
      Baton Rouge, Louisiana 70809                             70809
 (Address of principal executive offices)                    (Zip code)

                                 (225) 932-2500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, no par value, registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at September 30, 1999 was approximately $219 million.

The number of shares of the Registrant's common stock, no par value, outstanding at November 30, 1999 was 15,208,046.

Explanatory Note:

     This Form 10-K/A is being filed for the purpose of amending Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 1998 Compared to Fiscal 1997" of the Annual Report on Form 10-K for the fiscal year ended August 31, 1999 which was filed by The Shaw Group Inc. on November 3, 1999 (the "Form 10-K"). The sole purpose of this amendment is to correct typographical errors contained therein.

     In order to correct such typographical errors, Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 1998 Compared to Fiscal 1997," set forth in the Form 10-K is hereby deleted and the following is substituted therefor.

Fiscal 1998 Compared to Fiscal 1997

     Revenues increased 49.4% for fiscal 1998 to $501.6 million from $335.7 million for fiscal 1997. Gross profit increased 24.4% to $79.6 million for fiscal 1998 from $64.0 million for fiscal 1997. Approximately $112 million of the increase in revenues related to sales of subsidiaries that the Company acquired during fiscal 1998.

     The Company's sales to customers in the following geographic regions approximated the following amounts and percentages:

    Geographic Region             Fiscal 1997                 Fiscal 1998
  -------------------      -----------------------     -----------------------
                           (in millions)       %       (in millions)      %
                           -------------     -----     -------------    -----
  United States               $ 232.5        69.3%      $ 286.5         57.1%
  Far East/Pacific Rim           62.6        18.6         100.6         20.0
  Europe                          4.8         1.4          55.8         11.1
  South America                  18.4         5.5          31.9          6.4
  Middle East                    12.8         3.8          18.4          3.7
  Other                           4.6         1.4           8.4          1.7
                              -------      ------       -------       ------
                              $ 335.7       100.0%      $ 501.6        100.0%
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

     The Company's sales to customers in the following industry sectors approximated the following amounts and percentages:

  Industry Sector                    Fiscal 1997              Fiscal 1998
  ---------------             -----------------------    ---------------------
                              (in millions)      %       (in millions)     %
                              -------------    -----     -------------   -----
  Power Generation               $ 101.2       30.1%      $ 193.5        38.6%
  Chemical Processing              130.4       38.9         132.6        26.4
  Crude Oil Refining                47.8       14.2          83.9        16.7
  Petrochemical Processing            *          *           42.4         8.5
  Oil and Gas Exploration
    and Production                    *          *           23.1         4.6
  Other                             56.3       16.8          26.1         5.2
                                 -------     ------       -------       -----
                                 $ 335.7      100.0%      $ 501.6       100.0%
                                 =======     ======       =======       =====


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

                                       THE SHAW GROUP INC.

                                       /s/ J. M. Bernhard, Jr.
                                       -----------------------

                                       By: J. M. Bernhard, Jr.
                                       President and Chief Executive Officer
                                       Date: December 3, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                      Date
         ---------                       -----                      ----

  /s/ J. M. Bernhard, Jr.     Chairman of the Board,            December 3, 1999
----------------------------  President and Chief Executive
(J.M. Bernhard, Jr.)          Officer

  /s/ Robert L. Belk          Executive Vice President,         December 3, 1999
----------------------------  Chief Financial Officer and
(Robert L. Belk)              Chief Accounting Officer

*                                          Director             December 3, 1999
----------------------------
(Albert McAlister)

*                                          Director             December 3, 1999
----------------------------
(L. Lange Grigsby)

*                                          Director             December 3, 1999
----------------------------
(David W. Hoyle)

*                                          Director             December 3, 1999
----------------------------
(John W. Sinders, Jr.)

*                                          Director             December 3, 1999
----------------------------
(William H. Grigg)


*By:     /s/ Robert L. Belk
         ------------------
         Robert L. Belk
         Attorney-in-Fact