Form 10-Q
period 1999-11-30
SHAW GROUP INC
filed 2000-01-14
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            November 30, 1999
                                        ------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------     --------------

         Commission File Number:        0-22992
                                ---------------------------------------------

                               The Shaw Group Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Louisiana                                          72-1106167
--------------------------             --------------------------------------
(State of Incorporation)              (I.R.S. Employer Identification Number)


8545 United Plaza Boulevard, Baton Rouge, Louisiana                70809
---------------------------------------------------               -------
(Address of principal executive offices)                        (Zip Code)


                                 (225) 932-2500
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock, no par value, 15,208,046 shares outstanding as of January 7, 2000.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

        Condensed Consolidated Balance Sheets - August 31, 1999
            and November 30, 1999                                        3 - 4

        Condensed Consolidated Statements of Income - For the
            Three Months Ended November 30, 1998 and 1999                5

        Condensed Consolidated Statements of Cash Flows - For
            the Three Months Ended November 30, 1998 and 1999            6

        Notes to Condensed Consolidated Financial Statements             7 - 10

    Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11 - 17

    Item 3. - Quantitative and Qualitative Disclosures About
                  Market Risk                                            17

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders        18
    Item 6. - Exhibits and Reports on Form 8-K                           18

Signature Page                                                           19

Exhibit Index                                                            20


                                                    PART I - FINANCIAL INFORMATION

                                                    ITEM 1. - FINANCIAL STATEMENTS

                                                 THE SHAW GROUP INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)


                                                                ASSETS


                                                                                        August 31,             November 30,
                                                                                            1999                   1999
                                                                                       --------------        -----------------


               Current assets:
               Cash and cash equivalents                                               $       6,901         $       7,937
               Accounts receivable, net                                                      122,053               142,465
               Receivables from unconsolidated entity, net                                     4,310                 4,289
               Inventories                                                                    78,464                78,236
               Cost and estimated earnings in excess of billings
                  on uncompleted contracts                                                    24,277                37,039
               Prepaid expenses                                                                4,131                 6,553
               Other current assets                                                           11,934                11,921
                                                                                       --------------        -----------------
                       Total current assets                                                  252,070               288,440

         Investment in unconsolidated entity                                                   4,646                 4,882

         Investment in securities available for sale                                          13,830                14,295

         Property and equipment, less accumulated depreciation
               of $35,252 at August 31, 1999 and $37,815 at

               November 30, 1999, respectively                                                95,508                94,550

         Goodwill, net of accumulated amortization of  $3,276
               at August 31, 1999 and $3,458 at November 30, 1999                             32,134                31,356

         Other assets                                                                          8,874                 7,194

                                                                                       --------------        -----------------

                                                                                       $     407,062         $     440,717
                                                                                       ==============        =================


                                  (Continued)

        The accompanying notes are an integral part of these statements.


                                                 THE SHAW GROUP INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                   (In thousands, except share data)

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                     August 31,             November 30,
                                                                                        1999                    1999
                                                                                   ---------------        -----------------

       Current liabilities:
              Outstanding checks in excess of bank balance                         $        6,633          $        4,878
              Accounts payable                                                             37,714                  28,355
              Accrued liabilities                                                          28,407                  32,498
              Current maturities of long-term debt                                          8,056                   8,412
              Revolving lines of credit                                                    43,562                   9,961
              Deferred revenue - prebilled                                                  3,576                   7,266
              Advanced billings and billings in excess of cost and estimated
                 earnings on uncompleted contracts                                         10,147                  12,141
                                                                                   ---------------        -----------------
                   Total current liabilities                                              138,095                 103,511

        Long-term debt, less current maturities                                            87,841                  83,530

        Deferred income taxes                                                               6,887                   6,730

        Commitments and contingencies                                                          --                      --

        Shareholders' equity:
              Common stock, no par value,
              11,736,046 and 15,208,046 shares outstanding, respectively                  119,353                 186,969
              Retained earnings                                                            77,071                  82,571
              Accumulated other comprehensive income (loss)                                (1,535)                 (1,961)
              Unearned restricted stock compensation                                         (125)                   (108)
              Treasury stock, 8,224,236 shares                                            (20,525)                (20,525)
                                                                                   ---------------        -----------------
                   Total shareholders' equity                                             174,239                 246,946
                                                                                   ---------------        -----------------
                                                                                   $      407,062          $      440,717
                                                                                   ===============        =================


        The accompanying notes are an integral part of these statements.


                                                  THE SHAW GROUP INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                (Unaudited)
                                                (In thousands, except per share amounts)

                                                                                                 Three Months Ended
                                                                                                     November 30,
                                                                                            1998                   1999
                                                                                        --------------        --------------
       Income:
            Sales                                                                       $     116,032         $     150,808
            Cost of sales                                                                      95,315               124,730
                                                                                        --------------        --------------
               Gross profit                                                                    20,717                26,078

       General and administrative expenses                                                     14,275                15,912
                                                                                        --------------        --------------
            Operating income                                                                    6,442                10,166

       Interest expense                                                                        (2,442)               (1,968)
       Other income, net                                                                           80                   173
                                                                                        --------------        --------------
                                                                                               (2,362)               (1,795)
                                                                                        --------------        --------------
       Income before income taxes, earnings (losses) from unconsolidated
            entity and cumulative effect of change in accounting principle                      4,080                 8,371
       Provision for income taxes                                                               1,205                 2,787
                                                                                        --------------        --------------
       Income before earnings (losses) from unconsolidated entity and
            cumulative effect of change in accounting principle                                 2,875                 5,584
       Earnings (losses) from unconsolidated entity                                               (53)                  236
                                                                                        --------------        --------------
       Income before cumulative effect of change in accounting principle                        2,822                 5,820
       Cumulative effect on prior years of change in accounting for
            start-up costs, net of taxes                                                           --                  (320)
                                                                                        --------------        --------------
       Net income                                                                       $       2,822         $       5,500
                                                                                        ==============        ==============

       Basic income per common share:
            Number of shares                                                                   12,460                12,510
            Income before cumulative effect of change in accounting principle           $        0.23         $        0.47
            Cumulative effect on prior years of change in accounting for
                 start-up costs, net of taxes                                                      --                 (0.03)
                                                                                        --------------        --------------
       Net income per common share                                                      $        0.23         $        0.44
                                                                                        ==============        ==============

       Diluted income per common share:
            Number of shares                                                                   12,521                13,241
            Income before cumulative effect of change in accounting principle           $        0.23         $        0.44
            Cumulative effect on prior years of change in accounting for
                 start-up costs, net of taxes                                                      --                 (0.02)
                                                                                        --------------        --------------
       Net income per common share                                                      $        0.23         $        0.42
                                                                                        ==============        ==============


        The accompanying notes are an integral part of these statements.


                                                 THE SHAW GROUP INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                                                        Three Months Ended
                                                                                           November 30,
                                                                                   1998                  1999
                                                                              --------------        --------------

    Cash flows from operating activities:
         Net income                                                           $       2,822         $       5,500
         Depreciation and amortization                                                3,086                 3,367
         Other                                                                         (319)                 (390)
         Changes in assets and liabilities (excluding cash and
            those relating to investing and financing activities)                   (26,375)              (34,039)
                                                                              --------------        --------------
    Net cash provided by (used in) operating activities                             (20,786)              (25,562)

    Cash flows from investing activities:

         Purchases of property and equipment                                         (5,401)               (2,712)
         Proceeds from sale of property and equipment                                    --                 1,031
                                                                              --------------        --------------
    Net cash used in investing activities                                            (5,401)               (1,681)

    Cash flows from financing activities:

         Net increase (decrease) in outstanding checks
            in excess of bank balance                                                 3,130                (1,755)
         Net proceeds (repayments) on revolving credit agreements                    36,687               (33,528)
         Proceeds from issuance of debt                                                 974                   708
         Repayment of debt and leases                                                (1,661)               (4,663)
         Purchases of treasury stock                                                (12,749)                   --
         Issuance of common stock                                                         7                67,617
                                                                              --------------        --------------
    Net cash provided by financing activities                                        26,388                28,379
    Effect of exchange rate changes on cash                                             (55)                 (100)
                                                                              --------------        --------------


    Net increase in cash and cash equivalents                                           146                 1,036

    Cash and cash equivalents - beginning of period                                   3,743                 6,901
                                                                              --------------        --------------

    Cash and cash equivalents - end of period                                 $       3,889         $       7,937
                                                                              ==============        ==============

    Supplemental disclosure:
         Noncash investing and financing activities:
            Investment in securities available for sale acquired in
              lieu of interest payment                                        $          --         $         465
                                                                              ==============        ==============




        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

     The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month periods ended November 30, 1998 and 1999 and as of August 31, 1999 and November 30, 1999 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2000.

     Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

Note 2 - Inventories

           The major components of inventories consist of the following (in thousands):


                                       August 31, 1999                               November 30, 1999
                          ---------------------------------------      --------------------------------------
                            Weighted                                     Weighted
                            Average         FIFO        TOTAL            Average         FIFO         TOTAL
                            -------         ----        -----            -------         ----         -----


Finished Goods              $29,244    $     642      $29,886            $30,968   $        --      $30,968
Raw Materials                 3,686       32,869       36,555              3,788        34,490       38,278
Work In Process               1,306       10,717       12,023              1,532         7,458        8,990
                          ---------    ---------   ----------          ---------      --------    ---------
                            $34,236      $44,228      $78,464            $36,288       $41,948      $78,236
                            =======      =======      =======            =======       =======      =======

Note 3 - Public Offering of Common Stock

     On November 10, 1999, the Company closed the sale of 3,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21 per share, less underwriting discounts and commissions. On November 16, 1999, the underwriters for such offering exercised an option to purchase an additional 450,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, totaled approximately $67,617,000 and were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt. The Company's primary revolving line of credit facility has been used to provide working capital, as well as to fund fixed asset purchases and subsidiary acquisitions.

Note 4 - Earnings Per Common Share

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share were determined based on the assumptions that all dilutive stock options were exercised and stock was repurchased using the treasury stock method, at the average price for each period.

     At November 30, 1998 and 1999, the Company had outstanding dilutive stock options of 235,750 and 1,196,250, respectively, which were assumed exercised using the treasury stock method. The resulting dilutive common equivalent shares were used in the calculation of diluted income per common share for each quarter end. Additionally, the Company had 220,371 and 39,500 of stock options at November 30, 1998 and 1999, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive.

     The weighted average common shares outstanding for the quarters ended November 30, 1998 and 1999 were 12,460,400 and 12,509,899, respectively.
Dilutive common equivalent shares for the quarters ended November 30, 1998 and 1999 were 60,471 and 731,365, respectively, all attributable to stock options.

Note 5 - Investment in Unconsolidated Entities

     During the three months ended November 30, 1999, the Company recognized earnings of $236,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). In addition, as of August 31, 1999 and November 30, 1999, the Company had outstanding receivables from Shaw-Nass totaling $4,310,000 and $4,289,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

Note 6 - Investment in Securities Available for Sale

     In connection with its construction services, the Company embarked on its first significant project financing participation on December 15, 1998. As a result, the Company acquired $12,500,000 of 15% Senior Secured Notes due December 1, 2003 (the "15% Notes"), issued by a customer, together with certain preferred stock related thereto, also issued by the customer. The 15% Notes were secured originally by a first priority security interest in some of the assets in the customer's refinery located in Norco, Louisiana, at which the Company is currently providing construction services.

     Pursuant to an exchange offer initiated by the customer in October 1999, to all of the holders of the 15% Notes (aggregating approximately $254 million in principal and interest), on November 17, 1999, the Company exchanged its 15% Notes for (i) $14,294,535 (representing the principal and accrued interest on the Company's 15% Notes) of 10% Senior Secured Notes due November 15, 2004 (the "New Notes"), and (ii) shares of Class A Convertible Preferred Stock, the amount and value of which are not material. The 10% interest rate on the New Notes will increase to 14% per annum on November 16, 2003, and will continue at such rate until maturity. Through November 15, 2003, the Company expects to receive additional New Notes in lieu of interest payments.

     Pursuant to the New Notes exchange offer, the customer issued an aggregate of approximately $254 million of the New Notes to the holders of the 15% Notes. The Company participated in the New Notes exchange offer because, upon receipt of the requisite approval by the holders of the 15% Notes, the collateral securing the 15% Notes would be released. All holders of the 15% Notes participated in the New Notes exchange offer.

     Prior to the exchange offer, the Company's customer incurred additional secured indebtedness of approximately $150,000,000 ranking senior to the 15% Notes. Such indebtedness also ranks senior to the New Notes. As such, the security interest in the refinery assets securing the New Notes is subordinate to the security interest securing such additional indebtedness. Simultaneous with the incurrence of additional secured indebtedness, the customer issued additional common stock, raising $50 million of equity.

     Since the New Notes are available for sale, Statement of Financial Accounting Standards (SFAS) No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities" requires that they be measured at fair value in the Company's consolidated balance sheet and that unrealized holding gains and losses, net of taxes, for these investments be reported in a separate component of shareholders' equity until realized. Based on issuance of additional debt securities by the customer during fiscal year 1999, the relatively dormant market for the New Notes, the raising of $50,000,000 of additional equity, and the impending scheduled completion of the refinery project, the Company believes that the New Notes had an aggregate value approximating the outstanding principal amount of $14,294,535 at November 30, 1999. As a result, no unrealized gain or loss is recognized in shareholders' equity. Since the financing arrangement is related to construction services, the interest income of $465,000 in the first quarter of fiscal year 2000 from the 15% Notes and the New Notes is included in sales, and the interest cost of $258,000 in the first quarter of fiscal year 2000 associated with carrying the 15% Notes and the New Notes is included in cost of sales in the statement of income. The interest cost was calculated at the Company's effective borrowing rate, which approximated 7.35% per annum for the three months ended November 30, 1999.

     In November 1999, the Company also exchanged the related preferred stock for shares of new Class C Convertible Preferred Stock, the amount and value of which are not material.

Note 7 - Comprehensive Income

     SFAS No. 130 -- "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999, establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands):

                                                       Three Months Ended
                                                           November 30,
                                                        1998       1999
                                                      --------   --------
   Net Income                                         $  2,822   $  5,500
   Foreign currency translation adjustments                467       (426)
                                                      --------   --------
   Total comprehensive income                         $  3,289   $  5,074
                                                      ========   ========

     The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian dollar and Dutch guilder.

Note 8 - Business Segments

     The Company has  aggregated  its  business  activities  into two  operating
segments:  pipe  services  and  manufacturing.   The  following  table  presents
information about segment profits and assets (in thousands):

                                    Pipe
                                  Services  Manufacturing   Corporate   Total
                                 ---------  -------------  ----------  -------
Quarter ended November 30, 1998
Sales to external customers      $ 103,201    $  12,831    $    --     $ 116,032
Intersegment sales                      --        4,656         --         4,656
Net income                           2,527          385        (90)        2,822
Total assets                       321,128       56,362     25,635       403,125

Quarter ended November 30, 1999
Sales to external customers      $ 138,194    $  12,614    $    --     $ 150,808
Intersegment sales                      --        4,874         --         4,874
Net income                           5,063          349         88         5,500
Total assets                       351,050       59,166     30,501       440,717


Note 9 - Change in Accounting Principle

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities to be expensed as incurred. During the three-month period ended November 30, 1999, the Company changed its accounting for start-up costs and expensed previously unamortized deferred start-up costs of approximately $320,000, net of taxes. The unamortized costs are reflected as a cumulative effect of a change in accounting principle.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at November 30, 1999, and the results of their operations for the three-month period then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation, statements to the effect that the Company "believes," "anticipates," "plans," or other similar expressions) are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. The forward-looking statements include significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; in general, economic conditions and, specifically, economic conditions prevailing in international markets; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the effect of the Company's policies, including without limitation the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources and changes in interest rates; delays or difficulties in the production, delivery or installation of products and the provision of services; Y2K or Year 2000 risks; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:



                                                                                                  (Unaudited)
                                                                                               Three Months Ended
                                                                                                  November 30,
                                                                                          1998                   1999
                                                                                      ------------          --------------

    Sales                                                                                100.0%                  100.0%
    Cost of sales                                                                         82.2                    82.7
                                                                                     ------------            ------------
    Gross profit                                                                          17.8                    17.3

    General and administrative expenses                                                   12.3                    10.6
                                                                                     ------------            ------------
    Operating income                                                                       5.5                     6.7

    Interest expense                                                                      (2.1)                   (1.3)
    Other income, net                                                                       .1                      .1
                                                                                     ------------            ------------
                                                                                          (2.0)                   (1.2)
                                                                                     ------------            ------------
    Income before income taxes, earnings (losses) from unconsolidated
          entity and cumulative effect of change in accounting principle                   3.5                     5.5
    Provision for income taxes                                                             1.0                     1.8
                                                                                     ------------            ------------
    Income before earnings (losses) from unconsolidated entity and
         cumulative effect of change in accounting principle                               2.5                     3.7
    Earnings (losses) from unconsolidated entity                                          ( .1)                     .1
                                                                                     ------------            ------------
    Income before cumulative effect of change in accounting principle                      2.4                     3.8
    Cumulative effect on prior years of change in accounting for
           organization cost, net of taxes                                                  --                     (.2)
                                                                                     ------------            ------------
    Net income                                                                             2.4%                    3.6%
                                                                                     ============            ============


     Sales increased 30.0% to $150.8 million for the three months ended November 30, 1999, as compared to $116.0 million for the same period in the prior year.

     The Company's sales to customers in the following geographic regions approximated the following:

                                     Three Months Ended November 30,
                                   1998                            1999
                        ---------------------------      ----------------------
Geographic Region       (in millions)        %           (in millions)     %
-----------------       --------------   ----------      --------------- -----
U.S.A.                  $     85.2         73%           $   117.1        78%
Far East/Pacific Rim           9.3          8                  8.0         5
Middle East                    5.5          5                  1.6         1
South America                  2.8          2                  9.6         6
Europe                         9.0          8                 12.4         8
Other                          4.2          4                  2.1         2
                        ----------        ------         -----------     ------
                        $    116.0        100%           $   150.8       100%
                        ==========        ======         ===========     ======


     Sales for domestic projects increased $31.9 million, or 37%, from $85.2 million for the three months ended November 30, 1998 to $117.1 million for the three months ended November 30, 1999. The increase in domestic sales primarily resulted from increases in sales to the power generation and crude oil refining industries, partially offset by a decrease in sales to the chemical processing industry. Sales for international projects increased $2.9 million, or 9%, to $33.7 million for the three months ended November 30, 1999 from $30.8 million for the same period of the prior year, but international sales for the quarter ended November 30, 1999 were approximately $1 million less than those for the quarter ended August 31, 1999, indicating that the international market continues to be weak. Bidding activity in international markets, however, has recently increased. International sales remain sluggish in the Far East/Pacific Rim region (due to general economic conditions). Middle East region sales are down from the previous year, partially due to more fabrication work being completed by the Company's joint venture, Shaw-Nass Middle East, W.L.L. ("Shaw Nass"); some of this work was previously completed by the Company's wholly-owned fabrication facilities. Since Shaw-Nass is a joint venture, its sales are not reflected in the Company's consolidated sales. Even though sales in the South American region have recently shown some improvement, the Company's short-term outlook is uncertain due to general economic conditions and, particularly with respect to Venezuela, political conditions. The Company continues to believe, however, that the Far East/Pacific Rim, Middle East and South American markets present significant long-term opportunities for the Company. For the quarter ended November 30, 1999, virtually all European sector sales were to the United Kingdom. European inquiries are increasing with the majority of activity initiating in Spain.

     Based on the Company's available work force, its domestic fabrication shops operated at full capacity during the quarter ended November 30, 1999. The Company has increased it fabrication capacity through internal means and is pursuing opportunities for further expansion through asset acquisitions and/or new construction.

     The Company's sales to customers in the following industry sectors approximated the following:

                                             Three Months Ended November 30,
                                               1998                  1999
                                         ------------------    -----------------
Industry Sector                          (in millions)  %      (in millions)  %
                                         ------------  ----    -----------------
Power Generation                         $  34.1       30%     $  58.3       39%
Chemical Processing                         38.3       33         28.5       19
Crude Oil Refining                          20.1       17         42.7       28
Petrochemical Processing                     7.7        7          2.6        2
Oil and Gas Exploration and Production       8.5        7         10.5        7
Other                                        7.3        6          8.2        5
                                         ---------     ----    -------     -----
                                         $ 116.0       100%    $150.8       100%
                                         =========     ====    =======     =====

     Increases in sales to the power generation and crude oil refining industries resulted primarily from domestic projects, as well as international crude oil refining projects. Sales related to domestic power generation projects increased due to new power generation projects, including the previously announced $300 million, five-year contract with General Electric. Crude oil refining industry sales were positively impacted by a large construction project for a refinery in Norco, Louisiana, and increased activity in Venezuela. The decrease in sales in the chemical processing industry sector resulted from reduced domestic activity.

     The gross profit margin for the three-month period ended November 30, 1999 decreased to 17.3% from 17.8% for the same period the prior year. Although gross profit margin improvements were recognized for some fabrication services and in the manufacturing segment of the Company's business, lower margins on erection and construction services offset these improvements.

         General and administrative expenses increased from $14.3 million for the quarter ended November 30, 1998 to $15.9 million for the quarter ended
November 30, 1999. This increase relates primarily to variable expenses related to increased sales. As a percentage of sales, however, general and administrative expenses decreased from 12.3% for the three months ended November 30, 1998 to 10.6% for the three months ended November 30, 1999.

     Interest expense for the quarter ended November 30, 1999 was $2.0 million, compared to $2.4 million for the same period of the prior fiscal year. Interest expense varies from period to period due to several factors, including the level of borrowings and interest rate fluctuations on variable rate loans.

     The Company's effective tax rates for the quarters ended November 30, 1998 and 1999 were 29.5% and 33.3%, respectively. The tax rates for each quarter relate primarily to the mix of foreign versus domestic work. The increase in the tax rate for the quarter ended November 30, 1999, compared to the quarter ended November 30, 1998, is due primarily to the increase in domestic sales.

     Total backlog increased to $833 million at November 30, 1999, compared to $430 million reported at November 30, 1998 and $818 million reported at August 31, 1999. Approximately 76% of the backlog relates to domestic projects, and roughly 47% of the backlog relates to work currently anticipated to be completed during the 12 months following November 30, 1999. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. While Shaw believes backlog information may be helpful in understanding its business, it is not necessarily indicative of future earnings.

     Backlog at November 30, 1999 by industry sector is as follows (in millions):

     Power Generation                                    $  527.7
     Chemical Processing                                    136.8
     Crude Oil Refining                                     125.7
     Oil and Gas Exploration and Production                  31.3
     Petrochemical Processing                                  .5
     Other                                                   11.2
                                                         ________
                                                         $  833.2
                                                         ========

     The  Company  recently  joined  with  other   manufacturers  in  filing  an
Anti-Dumping   Duty  Petition  against  importers  of  certain  stainless  pipe fittings. The suit alleges that these importers were dumping products in the United States in violation of U.S. unfair trade laws and international trade rules established by the World Trade Organization. While the Company cannot provide any assurances with respect to the ultimate outcome of such Petition, management of the Company believes that a favorable decision in such matter would enhance the long-term profitability in its manufacturing segment.

Liquidity and Capital Resources
-------------------------------

     Net cash used in operations was $25.6 million for the three months ended November 30, 1999, compared to $20.8 million for the same period of the previous fiscal year. For the three months ended November 30, 1999, cash from operating activities was favorably impacted by net income of $5.5 million and depreciation and amortization of $3.4 million. Offsetting these positive factors were changes in certain assets and liabilities of $34.0 million and other non-cash items of $.4 million. Increases in accounts receivables and cost and estimated earnings in excess of billings on uncompleted contracts and a reduction in accounts payable accounted for the majority of the $33.5 million change in assets and liabilities.

     Net cash used in investing activities was $1.7 million for the three months ended November 30, 1999, compared to $5.4 million for the same period of the last fiscal year. During the three months ended November 30, 1999, the Company purchased approximately $2.7 million of property and equipment compared to $5.4 million for the three months ended November 30, 1998. During the quarter ended November 30, 1999, the Company received $1 million from the sale of property and equipment.

     Net cash provided by financing activities was $28.4 million for the three-month period ended November 30, 1999, compared to $26.4 million provided for the three months ended November 30, 1998. The primary source of cash for the three months ended November 30, 1999 was the sale of 3,450,000 shares of the Company's common stock (see Note 3 of Notes to Condensed Consolidated Financial Statements). The net proceeds of $67.6 million were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt. The Company's primary revolving line of credit facility has been used by the Company to provide working capital, as well as to fund fixed asset purchases and subsidiary acquisitions.

     As of November 30, 1999, the Company had approximately $89 million available under its principal revolving line of credit facility. In September 1999, the maturity date of such line of credit facility was extended to May 31, 2002. The amendment also modified the interest rate spread to not exceed, at the Company's election, 2.5% over the London Interbank Offering Rate or 1.75% over the Prime Rate. The Company believes its current borrowing arrangements are sufficient to support its operations for the next twelve months.

Year 2000 Compliance
--------------------

     The year 2000 or Y2K issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-sensitive systems may fail, or produce erroneous results, because the year 2000 may be interpreted as the year 1900. During 1998, the Company began implementation of a program to identify, evaluate and address its Y2K risks to ensure that its information technology systems and non-information technology systems are able to process dates from and after January 1, 2000 without critical systems failures. In addition to evaluating its own systems, the Company assessed the Y2K risks associated with its significant customers and suppliers.

     In general, the Company's program for identifying, evaluating and addressing its Y2K risks for all of its systems involved preliminary assessments by its personnel and detail audits and assessments by consultants. The Company completed this phase in the fourth quarter of fiscal 1999. The Company segmented the analysis of its systems into local, national and international categories. Shaw divided each category into major business areas consisting of systems, products, facilities and suppliers. The Company then divided these business areas into smaller categories, such as computers, network equipment, production equipment, manufacturing equipment, alarm systems and phone systems, for data collection and evaluation. The Company entered the data into a repository that was created to track evaluation and remediation efforts. The following is an example of the methodology and results gathered during the Company's year 2000 program:

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

Products

     After an inventory and evaluation, Shaw believes that the majority of its products are generally not vulnerable to year 2000 problems. Design modifications have been implemented to Cojafex bending machines, the Company's only significant products with embedded technology, to assure Y2K compliance of future machines. The Company believes that, while certain reporting functions may be impacted, the production functionality of Cojafex machines previously sold will not be adversely affected by Y2K problems.

Facilities

     The Company evaluated its facilities for Y2K purposes, including phone systems, HVAC, alarm systems, fire systems, elevators and electrical power. The Company evaluated these items because of their potential impact on business operations if they were to fail. To date, Shaw has not experienced or discovered that any of its major business facilities are materially noncompliant with its Y2K requirements.

Suppliers

     Shaw believes the most likely Y2K problems that it may experience would be a temporary disruption in certain materials and services provided to it by third parties. These disruptions could have a material adverse effect on the Company. Shaw has attempted to identify and classify business suppliers based on relevant priority factors and has contacted numerous suppliers and potential suppliers regarding their Y2K compliance. Shaw believes that it will be able to replace non-compliant vendors; however, certain types of raw materials are available from only one or a few specialized suppliers. To date, the Company believes that it has contacted all suppliers material to its operations about their compliance efforts and status. The Company has not experienced or discovered any problems that it believes will materially adversely affect it, but the Company cannot be assured that problems of this nature will not arise.

Current Assessment

     Through January 14, 2000, the Company has not experienced any material impact on its operations as a result of the year 2000 date change. All critical systems have continued to function normally, no material problems have been identified with respect to products and facilities and no disruptions have been experienced due to materials and services provided by third parties. The Company cannot, however, be assured that it will not be materially adversely affected by Y2K problems in the future. The Company will continue its Y2K compliance monitoring for the foreseeable future due to the overall uncertainty surrounding the Y2K issue.

     The total cost of Y2K testing and remediation during the life cycle of the project to outside sources was approximately $.9 million (including the costs to replace non-compliant hardware). The Company cannot be assured, however, that such costs will not escalate and materially and negatively impact it. The Company incurred no outside costs in fiscal 1998 related to Y2K issues.

Financial Accounting Standards Board Statements
-----------------------------------------------

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities to be expensed as incurred. During the three-month period ended November 30, 1999, the Company changed its accounting for start-up costs and expensed previously unamortized deferred start-up costs of approximately $320,000, net of taxes. The unamortized costs are reflected as a cumulative effect of a change in accounting principle.

     In fiscal 1999, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137 which defers the effective date, on September 1, 2000. The Company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133; however, the Company does not use derivative instruments or hedging activities extensively in its business.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Risk
---------------------------------------

     The Company is exposed to interest rate risk and foreign currency risk. Since August 31, 1999, there have been no material changes in the Company's exposure to these risks.

                           PART II - OTHER INFORMATION


         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fiscal quarter ended November 30, 1999, there were no matters submitted by the Company to a vote of security holders.


         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  Exhibit Number      Description
                  --------------      -----------

                   +10              Third Amendment to Credit Agreement made as
                                    of August 31, 1999, among the Company,
                                    Mercantile Business Credit Inc., Bank One
                                    Louisiana, N.A.(successor of First National
                                    Bank of Commerce, assignee of City National
                                    Bank of Baton Rouge), Hibernia National Bank
                                    and Union Planters Bank of Louisiana
                  ++27              Financial Data Schedule
         ----------

         +        Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1999, as amended
         ++       Filed herewith


         B.       Form 8-K

                  During the fiscal quarter ended November 30, 1999, the Company did not file a Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  THE SHAW GROUP INC.



Dated:   January 14, 2000                         /S/ Robert L. Belk
                                                  -----------------------------
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



    Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 1999.


         Exhibit Number      Description
         ---------------     -----------

          +10                Third  Amendment  to  Credit  Agreement  made as of
                             August 31, 1999, among the Company,  Mercantile
                             Business Credit Inc., Bank One Louisiana,  N.A.
                             (successor of First  National  Bank of Commerce,
                             assignee of City National Bank of Baton Rouge),
                             Hibernia National Bank and Union Planters Bank of
                             Louisiana
         ++27                Financial Data Schedule
         ----------

         +        Incorporated by reference from the Company's Form 10-K for the fiscal year ended August 31, 1999, as amended
         ++       Filed herewith