Form 10-Q
period 2000-02-29
SHAW GROUP INC
filed 2000-04-14
CIK 914024

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            February 29, 2000
                                     -------------------------------------------

                                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ____________________ to ___________________

      Commission File Number:                     0-22992
                              --------------------------------------------------


                               The Shaw Group Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

     Louisiana                                        72-1106167
-----------------------                  ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana                   70809
---------------------------------------------------             ----------------
 (Address of principal executive offices)                          (Zip Code)


                            (225) 932-2500
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

 Common stock, no par value, 15,298,921 shares outstanding as of April 3, 2000.

                                     FORM 10-Q

                                 TABLE OF CONTENTS


Part I - Financial Information

  Item 1. - Financial Statements

         Condensed Consolidated Balance Sheets - February 29, 2000
           and August 31, 1999                                            3 - 4

         Condensed Consolidated Statements of Income - For the Three
           Months and Six Months Ended February 29, 2000 and
           February 28,1999                                               5

         Condensed Consolidated Statements of Cash Flows - For the Six
           Months Ended February 29, 2000 and February 28, 1999           6

         Notes to Condensed Consolidated Financial Statements             7 - 9

  Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10 - 14

  Item 3. - Quantitative and Qualitative Disclosures About Market Risk   14

Part II - Other Information

  Item 4. - Submission of Matters to a Vote of Security Holders          15

  Item 6. - Exhibits and Reports on Form 8-K                             15

Signature Page                                                           16

Exhibit Index                                                            17

                        PART I - FINANCIAL INFORMATION

                        ITEM 1. - FINANCIAL STATEMENTS

                     THE SHAW GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                       February 29,   August 31,
                                                          2000           1999
                                                       -----------    ----------

      Current assets:
         Cash and cash equivalents                     $   7,134      $   6,901
         Accounts receivable, net                        140,645        122,053
         Receivables from unconsolidated entity, net       4,280          4,310
         Inventories                                      79,673         78,464
         Cost and estimated earnings in excess of
          billings on uncompleted contracts               37,400         24,277
         Prepaid expenses                                  8,699          4,131
         Deferred income taxes                             1,264            992
         Other current assets                              9,622         10,942
                                                       ---------      ---------
                 Total current assets                    288,717        252,070

      Investment in unconsolidated entity                  5,277          4,646

      Investment in securities available for sale         14,608         13,830

      Property and equipment, less accumulated
       depreciation of $39,840 at February 29, 2000
       and $35,252 at August 31, 1999, respectively       94,637         95,508

      Goodwill, net of accumulated amortization
       of  $3,846 at February 29, 2000 and $3,276 at
       August 31, 1999                                    31,048         32,134

      Other assets                                        11,401          8,874
                                                       ---------      ---------
                                                       $ 445,688      $ 407,062
                                                       =========      =========


                                 (Continued)

       The accompanying notes are an integral part of these statements.

                     THE SHAW GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                      (In thousands, except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        February 29,  August 31,
                                                            2000         1999
                                                        -----------   ----------
 Current liabilities:
   Outstanding checks in excess of bank balance         $    8,084    $   6,633
   Accounts payable                                         33,568       37,714
   Accrued liabilities                                      25,789       28,407
   Current maturities of long-term debt                      7,895        8,056
   Revolving lines of credit                                10,171       43,562
   Deferred revenue - prebilled                              6,423        3,576
   Advanced billings and billings in excess of
    cost and estimated earnings on uncompleted contracts    13,385       10,147
                                                         ---------    ---------
          Total current liabilities                        105,315      138,095

 Long-term debt, less current maturities                    79,779       87,841

 Deferred income taxes                                       6,555        6,887

 Commitments and contingencies                                  --           --

 Shareholders' equity:
     Common stock, no par value,
       15,298,921 and 11,736,046 shares outstanding,
       respectively                                        187,630      119,353
     Retained earnings                                      89,595       77,071
     Accumulated other comprehensive income (loss)          (2,569)      (1,535)
     Unearned restricted stock compensation                    (92)        (125)
     Treasury stock, 8,224,236 shares                      (20,525)     (20,525)
                                                        ----------     --------
          Total shareholders' equity                       254,039      174,239
                                                        ----------     --------
                                                        $  445,688     $407,062
                                                        ==========     ========

     The accompanying notes are an integral part of these statements.


                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                   (In thousands, except per share amounts)


                                                                                Three Months Ended         Six Months Ended
                                                                                February 29 and 28,       February 29 and 28,
                                                                                 2000        1999           2000        1999
                                                                                -------    ---------     ---------    ---------

Income:
    Sales                                                                       $ 172,963  $ 112,660     $ 323,771    $ 228,692
    Cost of sales                                                                 144,676     90,275       269,406      185,590
                                                                                ---------  ---------     ---------    ---------
      Gross profit                                                                 28,287     22,385        54,365       43,102

General and administrative expenses                                                17,248     14,000        33,160       28,275
                                                                                ---------  ---------     ---------    ---------
    Operating income                                                               11,039      8,385        21,205       14,827

Interest expense                                                                   (1,475)    (2,261)       (3,443)      (4,703)
Other income, net                                                                     200        144           373          224
                                                                                ---------  ---------     ---------    ---------
                                                                                   (1,275)    (2,117)       (3,070)      (4,479)
Income before income taxes, earnings from unconsolidated
    entity and cumulative effect of change in accounting principle                  9,764      6,268        18,135       10,348
Provision for income taxes                                                          3,135      2,142         5,922        3,347
                                                                                ---------  ---------     ---------     --------
Income before earnings from unconsolidated entity and
    cumulative effect of change in accounting principle                             6,629      4,126        12,213        7,001
Earnings from unconsolidated entity                                                   395        198           631          145
                                                                                ---------  ---------     ---------     --------
Income before cumulative effect of change in accounting principle                   7,024      4,324        12,844        7,146
Cumulative effect on prior years of change in accounting for
    start-up costs, net of taxes                                                       --         --          (320)          --
                                                                                ---------  ---------     ---------     --------
Net income                                                                      $   7,024  $   4,324     $  12,524     $  7,146
                                                                                =========  =========     =========     ========

Basic income per common share:
    Number of shares                                                               15,233     11,775        13,872       12,120
    Income before cumulative effect of  change in accounting principle          $     .46  $     .37     $     .92     $    .59
    Cumulative effect on prior years of change in accounting for
         start-up costs, net of taxes                                                  --         --          (.02)          --
                                                                                ---------  ---------     ---------     --------
Net income per common share                                                     $     .46  $     .37     $     .90     $    .59
                                                                                =========  =========     =========     ========


Diluted income per common share:
    Number of shares                                                               15,990     12,126        14,617       12,356
    Income before cumulative effect of change in accounting principle           $     .44   $   0.36     $     .88     $    .58
    Cumulative effect on prior years of change in accounting for
         start-up costs, net of taxes                                                  --         --          (.02)          --
                                                                                ---------   --------     ---------     --------
                                                                                $     .44   $   0.36     $     .86     $    .58
Net income per common share                                                     =========   ========     =========     ========

       The accompanying notes are an integral part of these statements.

                     THE SHAW GROUP INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                            Six Months Ended
                                                           February 29 and 28,
                                                            2000         1999
                                                        ----------    ---------
  Cash flows from operating activities:
      Net income                                        $  12,524     $   7,146
      Depreciation and amortization                         6,669         6,410
      Other                                                (2,040)         (899)
      Changes in assets and liabilities
      (excluding cash and those relating
       to investing and financing activities)             (38,755)      (21,841)
                                                        ---------     ---------
  Net cash provided by (used in) operating activiteis     (21,602)       (9,184)

  Cash flows from investing activities:
      Investment in securities available for sale            --         (12,500)
      Purchases of property and equipment                  (7,350)      (14,038)
      Proceeds from sale of property and equipment          1,476            49
                                                        ---------     ---------
  Net cash used in investing activities                    (5,874)      (26,489)

  Cash flows from financing activities:
      Net increase in outstanding checks
       in excess of bank balance                            1,470         4,166
      Net proceeds (repayments) on revolving
       credit agreements                                  (33,363)       47,028
      Proceeds from issuance of debt                          708         5,374
      Repayment of debt and leases                         (9,154)       (3,624)
      Purchases of treasury stock                             --        (12,999)
      Issuance of common stock                             68,277             7
                                                        ---------     ---------
  Net cash provided by financing activities                27,938        39,952
  Effect of exchange rate changes on cash                    (229)         (202)
                                                        ---------     ---------

  Net increase in cash and cash equivalents                   233         4,077

  Cash and cash equivalents - beginning of period           6,901         3,743
                                                        ---------     ---------

  Cash and cash equivalents - end of period            $    7,134     $   7,820
                                                       ==========     =========

  Supplemental disclosure:
      Noncash investing and financing activities:
         Property and equipment acquired through
           issuance of debt                            $      223     $    --
                                                       ==========     =========
         Sale of assets financed through
           issuance of note receivable                 $    3,960     $    --
                                                       ==========     =========
         Investment in securities available for
           sale acquired in lieu of interest payment   $      778     $     303
                                                       ==========     =========

       The accompanying notes are an integral part of these statements.

                     THE SHAW GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

      The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month and six-month periods ended February 29, 2000 and February 28, 1999 and as of February 29, 2000 and August 31, 1999 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2000.

      Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

Note 2 - Inventories

      The  major  components  of  inventories   consist  of  the  following  (in
thousands):

                       February 29, 2000                August 31, 1999
                   --------------------------     ---------------------------
                   Weighted                       Weighted
                   Average   FIFO     Total       Average    FIFO      Total
                   -------  --------  -------     -------   --------  --------
Finished Goods     $ 33,743 $    --   $33,743     $ 29,244  $    642  $ 29,886
Raw Materials         4,205   33,617   37,822        3,686    32,869    36,555
Work in Process       1,413    6,695    8,108        1,306    10,717    12,023
                   -------- --------  -------     --------  --------  --------
                   $ 39,361 $ 40,312  $79,673     $ 34,236  $ 44,228  $ 78,464
                   ======== ========  =======     ========  ========  ========

Note 3 - Public Offering of Common Stock

      On November 10, 1999, the Company closed the sale of 3,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21 per share, less underwriting discounts and commissions. On November 16, 1999, the underwriters for such offering exercised an option to purchase an additional 450,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, totaled approximately $67,494,000 and were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt. The Company's primary revolving line of credit facility has been used to provide working capital, as well as to fund fixed asset purchases and subsidiary acquisitions.

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

      At February 29, 2000 and February 28, 1999, the Company had outstanding dilutive stock options of 1,140,375 and 1,218,500, respectively, which were assumed exercised using the treasury stock method. The resulting dilutive common equivalent shares were used in the calculation of diluted income per common share for each period presented. Additionally, the Company had 12,000 and 57,871 of stock options at February 29, 2000 and February 28, 1999, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive.

      The weighted average common shares outstanding for the quarters ended February 29, 2000 and February 28, 1999 were 15,233,330 and 11,774,927, respectively. Dilutive common equivalent shares for the quarters ended February 29, 2000 and February 28, 1999 were 756,797 and 351,199, respectively, all attributable to stock options.

       The weighted average common shares outstanding for the six months ended February 29, 2000 and February 28, 1999 were 13,872,010 and 12,119,557, respectively. Dilutive common equivalent shares for the six months ended February 29, 2000 and February 28, 1999 were 745,046 and 236,693, respectively, all attributable to stock options.

Note 5 - Investment in Unconsolidated Entities

      During the six months ended February 29, 2000, the Company recognized earnings of $631,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). In addition, as of February 29, 2000 and August 31, 1999, the Company had outstanding receivables from Shaw-Nass totaling $4,280,000 and $4,310,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

Note 6 - Investment in Securities Available for Sale

      In connection with its erection services, the Company embarked on its first significant project financing participation in December 1998, and, as a result, holds an investment in secured notes from a customer. Since the financing arrangement is related to erection services, the interest income from the notes is included in sales for all periods, and the interest cost associated with carrying these notes is included in cost of sales in the statements of income for all periods. Interest income related to these notes was $313,000 and $308,000 for the three months ended February 29, 2000 and February 28, 1999, respectively, and $778,000 and $308,000 for the six months ended February 29, 2000 and February 28, 1999, respectively. Interest expense associated with carrying these notes was $261,000 and $180,000 for the three months ended February 29, 2000 and February 28, 1999, respectively, and $519,000 and $180,000 for the six months ended February 29, 2000 and February 28, 1999, respectively. The interest cost was calculated at the Company's effective borrowing rate for each period, which approximated 7.2% and 6.3% for the three months ended February 29, 2000 and February 28, 1999, respectively, and 7.3% and 6.3% for the six months ended February 29, 2000 and February 28, 1999, respectively.

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

                                  Three Months Ended        Six Months Ended
                                  February 29 and 28,      February 29 and 28,
                                     2000      1999          2000      1999
                                  -------    -------       -------    -------
  Net Income                      $ 7,024    $ 4,324      $ 12,524    $ 7,146
  Foreign currency translation
   adjustments                       (608)    (1,120)       (1,034)      (673)
                                  -------    -------      ---------   -------
  Total comprehensive income      $ 6,416    $ 3,204      $ 11,490    $ 6,473
                                  =======    =======      ========    =======

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

Note 8 - Business Segments

      The Company has  aggregated  its business  activities  into two  operating
segments:  pipe  services  and  manufacturing.   The  following  table  presents
information about segment profits and assets (in thousands):

                                     Pipe
                                   Services  Manufacturing  Corporate    Total
                                   --------  -------------  ---------  ---------
Quarter ended February 29, 2000:
--------------------------------
Sales to external customers        $ 158,020  $    14,943   $     --   $ 172,963
Intersegment sales                        --        3,915         --       3,915
Net income                             6,467          340        217       7,024
Total assets                         329,770       62,520     53,398     445,688

Quarter ended February 28, 1999:
--------------------------------
Sales to external customers        $ 101,124   $   11,536    $    --   $ 112,660
Intersegment sales                        --        4,869         --       4,869
Net income                             4,609          (88)      (197)      4,324
Total assets                         327,184       55,376     32,722     415,282

Six months ended February 29, 2000:
-----------------------------------
Sales to external customers        $ 296,214   $   27,557     $   --   $ 323,771
Intersegment sales                        --        8,789         --       8,789
Net income                            11,530          689        305      12,524

Six months ended February 28, 1999:
-----------------------------------
Sales to external customers        $ 204,325    $  24,367     $   --   $ 228,692
Intersegment sales                        --        9,525         --       9,525
Net income                             7,136          297       (287)      7,146

Note 9 - Change in Accounting Principle

      In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities to be expensed as incurred. During the six-month period ended February 29, 2000, the Company changed its accounting for start-up costs and expensed previously unamortized deferred start-up costs of approximately $320,000, net of taxes. The unamortized costs are reflected as a cumulative effect of a change in accounting principle.

                        PART I - FINANCIAL INFORMATION

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

      The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at February 29, 2000, and the results of their operations for the three-month and six-month periods then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations
---------------------

      The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:


                                                 Three Months Ended       Six Months Ended
                                                 February 29 and 28,     February 29 and 28,

                                                  2000        1999        2000       1999
                                                 ------     ------       ------     ------

Income:
    Sales                                        100.0%     100.0%       100.0%     100.0%
    Cost of sales                                 83.6       80.1         83.2       81.1
                                                 -----      -----        -----      -----
      Gross profit                                16.4       19.9         16.8       18.9

General and administrative expenses               10.0       12.5         10.2       12.4
                                                 -----      -----        -----      -----
    Operating income                               6.4        7.4          6.6        6.5

Interest expense                                   (.8)      (2.0)        (1.1)      (2.1)
Other income, net                                   .1         .1           .1         .1
                                                 -----       -----        -----     -----
                                                   (.7)      (1.9)        (1.0)      (2.0)
Income before income taxes, earnings from
    unconsolidated entity and cumulative
    effect of change in accounting principle       5.7        5.5          5.6        4.5
Provision for income taxes                         1.8        1.9          1.8        1.5
                                                 -----       -----        -----      -----
Income before earnings from unconsolidated
    entity and cumulative effect of change
    in accounting principle                        3.9        3.6          3.8        3.0
Earnings from unconsolidated entity                 .2         .2           .2         .1
                                                 -----      -----         -----      -----
Income before cumulative effect of change
    in accounting principle                        4.1        3.8          4.0        3.1
Cumulative effect on prior years of
    change in accounting for
    start-up costs, net of taxes                   --         --           (.1)       --
                                                 -----      -----        -----       -----
Net income                                        4.1%       3.8%          3.9%       3.1 %
                                                 =====      =====        =====       ======

      Sales increased 53.5% to $173.0 million for the six months ended February 29, 2000, as compared to $112.7 million for the same period in the prior year.

      The Company's sales to customers in the following geographic regions approximated the following:

                                   Three Months Ended February 29 and 28,
                                         2000                   1999
                                   -----------------      -----------------
Geographic Region                  (in millions)   %      (in millions)   %
-----------------                  -----------------      -----------------
U.S.A.                              $  139.7     81%      $   85.1      75%
Far East/Pacific Rim                     7.7      4           10.3       9
Middle East                               .5     --            1.9       2
South America                            6.2      4            3.1       3
Europe                                  14.8      9            9.9       9
Other                                    4.1      2            2.4       2
                                    --------    ----      --------    ----
                                    $  173.0    100%      $  112.7    100%
                                    ========    ====      =========   ====

      Sales for domestic projects increased $54.6 million, or 64%, to $139.7 million for the three months ended February 29, 2000 from $85.1 million for the three months ended February 28, 1999. The increase in domestic sales primarily resulted from increases in sales to the power generation and crude oil refining industries, partially offset by decreases in sales to the chemical and petrochemical processing industries. Sales for international projects increased $5.7 million, or 21%, to $33.3 million for the three months ended February 29, 2000 from $27.6 million for the same period of the prior year, but international sales for the quarter ended February 29, 2000 were approximately $.4 million less than those for the quarter ended November 30, 1999, indicating that the international market continues to be weak. The Company is, however, encouraged by the bidding activity in international markets. Sales remain sluggish in the Far East/Pacific Rim region, but the bidding activity is strong, particularly in China, Malaysia and Taiwan. Middle East region sales are down from the previous year, partially due to more fabrication work being completed by the Company's joint venture, Shaw-Nass Middle East, W.L.L. ("Shaw Nass"); some of this work was previously completed by the Company's wholly-owned fabrication facilities. Since Shaw-Nass is a joint venture, its sales are not reflected in the Company's consolidated sales. Even though sales in the South American region for the three months ended February 29, 2000 had increased over the previous year's sales for the same period, these sales were less than those recorded in the quarter ended November 30, 1999. As a result, the Company's short-term outlook is uncertain in this region due to general economic conditions and, particularly with respect to Venezuela, political conditions, although the Company is encouraged by the Petroleos de Venezuela, S.A. ("PDVSA") recently announced years' 2000-2009 business plan and the related investment schedule. PDVSA is Venezuela's state-owned energy company and is the world's second largest energy company and one of the leading foreign suppliers of crude oil and refined petroleum products to the United States. The Company continues to believe that the Far East/Pacific Rim, Middle East and South American markets present significant long-term opportunities for the Company. For the quarter ended February 29, 2000, virtually all European sector sales were to the United Kingdom. European inquiries are increasing, with the majority of activity initiating in Spain.

      The Company's sales to customers in the following industry sectors approximated the following:

                                   Three Months Ended February 29 and 28,
                                         2000                   1999
                                  -----------------       ----------------
Industry Sector                   (in millions)  %        (in milions)  %
---------------                   -----------------       ----------------
Power Generation                  $  77.9      45%        $   32.1     28%
Chemical Processing                  28.4      17             33.6     30
Crude Oil Refining                   44.6      26             23.7     21
Petrochemical Processing              2.2       1              8.3      7
Oil and Gas Exploration               5.7       3              6.5      6
   and Production
Other                                14.2       8              8.5      8
                                  -------     ----        --------    ----
                                  $ 173.0     100%        $  112.7    100%
                                  =======     ====        =========   ====

      Approximately 92% of the increases in sales to the power generation and crude oil refining industries resulted from domestic projects. Sales related to domestic power generation projects increased due to new power generation projects, including the previously announced $300 million, five-year contract with General Electric. Crude oil refining industry sales were positively impacted by a large construction project for a refinery in Norco, Louisiana, and increased activity in Venezuela. The decrease in sales in the chemical and petrochemical processing industry sectors resulted primarily from reduced domestic activity.

      The gross profit margin for the three-month period ended February 29, 2000, decreased to 16.4% from 19.9% for the same period the prior year. The Company is involved in numerous projects, all of which affect gross profit in various ways, such as product mix, pricing strategies, foreign work versus domestic work (profit margins differ, sometimes substantially, depending on where the work is performed), and constant monitoring of percentage of completion calculations. Gross profit margin improvements in the manufacturing segment of the Company's business were offset by an increase in the Company's revenues being related to erection and maintenance services (which carry lower margins than fabrication work).

      General and administrative expenses increased to $17.2 million for the quarter ended February 29, 2000 from $14.0 million for the quarter ended February 28, 1999. Approximately $1.0 million of this increase relates to increases in erection expenses and the remainder relates to variable expenses related to increased sales. As a percentage of sales, however, general and administrative expenses decreased to 10.0% for the three months ended February 29, 2000 from 12.5% for the three months ended February 28, 1999.

      Interest expense for the quarter ended February 29, 2000 was $1.5 million, compared to $2.3 million for the same period of the prior fiscal year. Interest expense varies from period to period due to several factors, including the level of borrowings and interest rate fluctuations on variable rate loans. Even though interest rates increased on the Company's primary revolving line of credit facility over the prior year's rates, interest expense on that line of credit facility decreased $823,000 due to lower borrowings, resulting from paydowns from the proceeds of the public stock offering (see Note 3 of Notes to Condensed Consolidated Financial Statements).

      The Company's effective tax rates for the quarters ended February 29, 2000 and February 28, 1999 were 32.1% and 34.2%, respectively. The tax rates for each quarter relate primarily to the projected mix of foreign versus domestic work and the constant review of year-end estimates for each fiscal year.

      Total backlog increased to approximately $873 million at February 29, 2000, compared to $776 million reported at February 28, 1999 and $818 million reported at August 31, 1999. Approximately 79% of the backlog relates to domestic projects, and roughly 45% of the backlog relates to work currently anticipated to be completed during the 12 months following February 29, 2000. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and while Shaw believes backlog information may be helpful in understanding its business, it is not necessarily indicative of future sales.

      Backlog at February 29, 2000 by industry sector is as follows (in millions):

           Power Generation                            $  497.0
           Chemical Processing                            235.2
           Crude Oil Refining                             102.9
           Oil and Gas Exploration and Production          27.6
           Petrochemical Processing                         1.0
           Other                                            9.5
                                                       ========
                                                       $  873.2
                                                       ========

      In December 1999, the Company joined with other manufacturers in filing an Anti-Dumping Duty Petition against importers of certain stainless pipe fittings. The suit alleges that these importers were dumping products in the United States in violation of U.S. unfair trade laws and international trade rules established by the World Trade Organization. In February 2000, the U.S. International Trade Commission ("ITC") unanimously reached a preliminary determination that there is a reasonable indication that these imports are causing material injury to the U.S. industry. A preliminary ruling from the U.S. Department of Commerce ("DOC") is scheduled for June 2000, subject to certain possible extensions and delays. The final rulings from the DOC and the ITC are scheduled for August and October 2000, respectively, subject to certain possible extensions and delays. While the Company cannot provide any assurances with respect to the ultimate outcome of such Petition, management of the Company believes that a favorable decision in such matter would enhance the long-term profitability in its manufacturing segment.

      In addition, in February 2000, with respect to actions previously filed, the DOC extended antidumping duties for imports of certain stainless pipe fittings from Japan, Taiwan and Korea for another five years.

Liquidity and Capital Resources
-------------------------------

      Net cash used in operations was $21.6 million for the six months ended February 29, 2000, compared to $9.2 million for the same period of the previous fiscal year. For the six months ended February 29, 2000, cash from operating activities was favorably impacted by net income of $12.5 million and depreciation and amortization of $6.7 million. Offsetting these positive factors were changes in certain assets and liabilities of $38.8 million and other non-cash items of $2.0 million. Increases in accounts receivables and cost and estimated earnings in excess of billings on uncompleted contracts accounted for approximately $32.4 million of the $38.8 million change in assets and liabilities.

      Net cash used in investing activities was $5.9 million for the six months ended February 29, 2000, compared to $26.5 million for the same period of the last fiscal year. During the three months ended February 29, 2000, the Company purchased approximately $7.4 million of property and equipment compared to $14.0 million for the three months ended February 28, 1999. During the quarter ended February 29, 2000, the Company received $1.5 million from the sale of property and equipment.

      Net cash provided by financing activities was $27.9 million for the six-month period ended February 29, 2000, compared to $40.0 million provided for the three months ended February 28, 1999. The primary source of cash for the three months ended February 29, 2000 was the sale of 3,450,000 shares of the Company's common stock (see Note 3 of Notes to Condensed Consolidated Financial Statements). The net proceeds of $67.5 million were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt. The Company's primary revolving line of credit facility has been used by the Company to provide working capital, as well as to fund fixed asset purchases and subsidiary acquisitions. The Company also received $.8 million from the exercise of stock options during the six months ended February 29, 2000.

      As of February 29, 2000, the Company had approximately $87 million available under its principal revolving line of credit facility. In September 1999, the maturity date of such line of credit facility was extended to May 31, 2002. The amendment also modified the interest rate spread to not exceed, at the Company's election, 2.5% over the London Interbank Offering Rate or 1.75% over the Prime Rate. The Company believes its current borrowing arrangements are sufficient to support its operations for the next twelve months.

Year 2000 Compliance
--------------------

      The year 2000 or Y2K issue was the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. It was considered that date-sensitive systems might fail, or produce erroneous results, because the year 2000 might be interpreted as the year 1900. During 1998, the Company began implementation of a program to identify, evaluate and address its Y2K risks to ensure that its information technology systems and non-information technology systems were able to process dates from and after January 1, 2000 without critical systems failures. In addition to evaluating its own systems, the Company assessed the Y2K risks associated with its significant customers and suppliers.

      Through April 6, 2000, the Company has not experienced any material impact on its operations as a result of the year 2000 date change. All critical systems have continued to function normally, no material problems have been identified with respect to products and facilities and no disruptions have been experienced due to materials and services provided by third parties. The total cost of Y2K testing and remediation during the life cycle of the project to outside sources was approximately $.9 million (including the costs to replace non-compliant hardware). The Company cannot be assured, however, that such costs will not escalate and materially and negatively impact it. The Company incurred no outside costs in fiscal 1998 related to Y2K issues.

Financial Accounting Standards Board Statements
-----------------------------------------------

      In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities to be expensed as incurred. During the six-month period ended February 29, 2000, the Company changed its accounting for start-up costs and expensed previously unamortized deferred start-up costs of approximately $320,000, net of taxes. The unamortized costs are reflected as a cumulative effect of a change in accounting principle.

      In fiscal 1999, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137 which defers the effective date for the Company to September 1, 2000. The Company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133; however, the Company does not use derivative instruments or hedging activities extensively in its business.

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

                         PART II - OTHER INFORMATION


      ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fiscal quarter ended February 29, 2000, there were no matters submitted by the Company to a vote of security holders.


      ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      A.   Exhibits

           Exhibit Number          Description
           --------------          -----------

           +27                     Financial Data Schedule
      ----------

      +    Filed herewith


      B.   Form 8-K

           During the fiscal quarter ended February 29, 2000, the Company did not file a Form 8-K.

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



THE SHAW GROUP INC.



Dated:   April 14, 2000                 /S/ Robert L. Belk
                                        ---------------------------------------
                                        Chief Financial Officer
                                        (Duly Authorized Officer)

                             THE SHAW GROUP INC.

                                EXHIBIT INDEX



      Form 10-Q  Quarterly  Report for the Quarterly  Period ended  February 29,
2000.


           Exhibit Number          Description
           --------------          -----------

           +27                     Financial Data Schedule
      ________
      +     Filed herewith