Form 10-Q/A
period 2000-02-29
SHAW GROUP INC
filed 2000-05-01
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       February 29, 2000

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                        to
                                        ---------------------    ---------------



        Commission File Number:              0-22992
                               -------------------------------------------------


                               The Shaw Group Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


        Louisiana                                     72-1106167
-----------------------------          -----------------------------------------
 (State of Incorporation)              (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana                  70809
---------------------------------------------------               -----------
(Address of principal executive offices)                           (Zip Code)


                                 (225) 932-2500
          ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock, no par value, 15,355,459 shares outstanding as of April 30, 2000.

Explanatory Note:

          This Form 10-Q/A is being  filed for the purpose of amending  Part II,
     Item 4, "Submission of Matters to a Vote of Security Holders" of the Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2000, which was filed by The Shaw Group Inc. on April 14, 2000. The sole purpose of this amendment is to report the results of the election of directors at the January 28, 2000 Annual Meeting of Shareholders, which was inadvertently omitted from the aforementioned Form 10-Q.

          In order to correct this omission, Part II, Item 4, "Submission of Matters to a Vote of Security Holders" set forth in the Form 10-Q for the quarterly period ended February 29, 2000, which was filed by The Shaw Group Inc. on April 14, 2000, is hereby deleted and the following is substituted therefor.

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 28, 2000, the Company held its 2000 Annual Meeting of Shareholders. The only matter submitted to a vote at the meeting was the election of six directors.

          The results of the vote for election of directors were as follows:

               Name                           For                   Withheld
               ----                           ---                   --------
          J. M. Bernhard, Jr.              20,144,349                15,552
          L. Lane Grigsby                  20,144,360                15,541
          David W. Hoyle                   20,145,010                14,891
          Albert McAlister                 20,144,360                15,541
          John W. Sinders, Jr.             20,144,360                15,541
          William H. Grigg                 20,144,360                15,541

          There were no broker non-votes with respect to the election of directors.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE SHAW GROUP INC.


Dated:  May 1, 2000                        /S/  Robert L. Belk
                                           ----------------------
                                           Chief Financial Officer
                                           (Duly Authorized Officer)