Form 10-Q
period 2000-05-31
SHAW GROUP INC
filed 2000-07-14
CIK 914024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the quarterly period ended              May 31, 2000
                                        ----------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -----------------------


         Commission File Number:                  0-22992
                                ------------------------------------------------


                               The Shaw Group Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


            Louisiana                                 72-1106167
---------------------------------       ----------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana               70809
----------------------------------------------------      ----------------------
(Address of principal executive offices)                       (Zip Code)

                                 (225) 932-2500
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No      .
    -----    -----

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, is as follows:

 Common stock, no par value, 15,356,709 shares outstanding as of July 5, 2000.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

       Condensed Consolidated Balance Sheets - May 31, 2000
          and August 31, 1999                                             3 - 4

       Condensed Consolidated Statements of Income - For the Three
          Months and Nine Months Ended May 31, 2000 and 1999                  5

       Condensed Consolidated Statements of Cash Flows - For the Nine
          Months Ended May 31, 2000 and 1999                                  6

       Notes to Condensed Consolidated Financial Statements              7 - 10

    Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   11 - 16

    Item 3. - Quantitative and Qualitative Disclosures About
                  Market Risk                                                16

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders            17

    Item 6. - Exhibits and Reports on Form 8-K                               17

Signature Page                                                               18
Exhibit Index                                                                19

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS



                                                                                            May 31,           August 31,
                                                                                              2000               1999
                                                                                       -----------------     --------------
                                                                                                             --------------

          Current assets:
               Cash and cash equivalents                                               $        6,240        $       6,901
               Accounts receivable, net                                                       183,035              122,053
               Receivables from unconsolidated entity, net                                      4,382                4,310
               Inventories                                                                     84,361               78,464
               Cost and estimated earnings in excess of billings
                  on uncompleted contracts                                                     31,522               24,277
               Prepaid expenses                                                                 8,074                4,131
               Other current assets                                                             9,906               11,934
                                                                                       -----------------     --------------
                       Total current assets                                                   327,520              252,070



         Investment in unconsolidated entity                                                    5,625                4,646

         Investment in securities available for sale                                           14,922               13,830

         Property and equipment, less accumulated depreciation
               of $42,086 at May 31, 2000 and $35,252 at
               August 31, 1999, respectively                                                   96,610               95,508

         Goodwill, net of accumulated amortization of  $4,200
               at May 31, 2000 and $3,276 at August 31, 1999                                   30,152               32,134

         Other assets                                                                          10,637                8,874
                                                                                       -----------------     --------------
                                                                                       $      485,466        $     407,062
                                                                                       =================     ==============


                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                       May 31,              August 31,
                                                                                         2000                  1999
                                                                                   -----------------      ----------------

        Current liabilities:
              Outstanding checks in excess of bank balance                         $         6,230         $        6,633
              Accounts payable                                                              41,531                 37,714
              Accrued liabilities                                                           23,806                 28,407
              Current maturities of long-term debt                                           8,101                  8,056
              Revolving lines of credit                                                     38,516                 43,562
              Deferred revenue - prebilled                                                   7,570                  3,576
              Advanced billings and billings in excess of cost and estimated
                 earnings on uncompleted contracts                                          15,336                 10,147
                                                                                   -----------------      ----------------
                   Total current liabilities                                               141,090                138,095

        Long-term debt, less current maturities                                             76,341                 87,841

        Deferred income taxes                                                                6,891                  6,887

        Commitments and contingencies                                                           --                     --

        Shareholders' equity:
              Common stock, no par value,
                15,356,709 and 11,736,046 shares outstanding, respectively                 189,276                119,353
              Retained earnings                                                             96,979                 77,071
              Accumulated other comprehensive income (loss)                                 (4,510)                (1,535)
              Unearned restricted stock compensation                                           (76)                  (125)
              Treasury stock, 8,224,236 shares                                             (20,525)               (20,525)
                                                                                   -----------------      ----------------
                   Total shareholders' equity                                              261,144                174,239
                                                                                   -----------------      ----------------
                                                                                   $       485,466         $      407,062
                                                                                   =================      ================


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                                Three Months Ended            Nine Months Ended
                                                                                     May 31,                       May 31,
                                                                              2000          1999             2000          1999
                                                                           ------------  ------------     ------------  -----------

Income:
      Sales                                                                $   175,046    $   125,211     $   498,817   $   353,903
      Cost of sales                                                            147,390        101,110         416,796       286,700
                                                                           ------------  ------------     ------------  -----------
        Gross profit                                                            27,656         24,101          82,021        67,203

General and administrative expenses                                             15,934         14,723          49,094        42,998
                                                                           ------------  ------------     ------------  -----------
      Operating income                                                          11,722          9,378          32,927        24,205

Interest expense                                                                (1,490)        (2,270)         (4,933)       (6,973)
Other income, net                                                                  211            433             584           657
                                                                           ------------  ------------     ------------  -----------
                                                                                (1,279)        (1,837)         (4,349)       (6,316)
Income before income taxes, earnings from unconsolidated
      entity and cumulative effect of change in accounting principle            10,443          7,541          28,578        17,889
Provision for income taxes                                                       3,407          2,579           9,329         5,926
                                                                           ------------  ------------     ------------  -----------
Income before earnings from unconsolidated entity and
      cumulative effect of change in accounting principle                        7,036          4,962          19,249        11,963
Earnings from unconsolidated entity                                                348            263             979           408
                                                                           ------------  ------------     ------------  -----------
Income before cumulative effect of change in accounting principle                7,384          5,225          20,228        12,371
Cumulative effect on prior years of change in accounting for
      start-up costs, net of taxes                                                  --             --            (320)           --
                                                                           ------------  ------------     ------------  -----------
Net income                                                                 $     7,384    $     5,225     $    19,908   $    12,371
                                                                           ============  ============     ============  ===========

Basic income per common share:
      Weighted average number of shares                                         15,328         11,734          14,361        12,001
      Income before cumulative effect of change in
           accounting principle                                            $       .48    $       .45     $      1.41   $      1.03
      Cumulative effect on prior years of change in accounting for
           start-up costs, net of taxes                                             --             --            (.02)           --

                                                                                                          ------------  -----------
                                                                           ------------  ------------
Net income per common share                                                $       .48    $       .45     $      1.39   $      1.03
                                                                           ============  ============     ============  ===========

Diluted income per common share:
      Weighted average number of shares                                         16,151         12,214          15,148        12,329
      Income before cumulative effect of change in
           accounting principle                                            $       .46    $       .43     $      1.33   $      1.00
      Cumulative effect on prior years of change in accounting for
           start-up costs, net of taxes                                             --             --            (.02)           --
                                                                                                          ------------  -----------
                                                                           ------------  ------------
Net income per common share                                                $       .46    $       .43     $      1.31   $      1.00
                                                                           ============  ============     ============  ===========

              The  accompanying  notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                              Nine Months Ended
                                                                                                   May 31,
                                                                                         2000                  1999
                                                                                     --------------        --------------

     Cash flows from operating activities:
         Net income                                                                  $      19,908         $      12,371
         Depreciation and amortization                                                      10,247                 9,767
         Other                                                                              (2,615)               (1,306)
         Changes in assets and liabilities (excluding cash and
            those relating to investing and financing activities)                          (68,451)               (9,180)
                                                                                     --------------        --------------
    Net cash provided by (used in) operating activities                                    (40,911)               11,652

    Cash flows from investing activities:
         Investment in securities available for sale                                            --               (12,500)
         Purchases of property and equipment                                               (12,057)              (15,931)
         Proceeds from sale of property and equipment                                        1,437                 1,252
                                                                                     --------------        --------------
    Net cash used in investing activities                                                  (10,620)              (27,179)

    Cash flows from financing activities:
         Net increase (decrease) in outstanding checks
            in excess of bank balance                                                         (357)                6,566
         Net proceeds (repayments) on revolving credit agreements                           (4,779)               26,644
         Proceeds from issuance of debt                                                        914                 5,555
         Repayment of debt and leases                                                      (13,375)               (9,044)
         Purchases of treasury stock                                                            --               (13,697)
         Issuance of common stock                                                           68,706                    23
                                                                                     --------------        --------------
    Net cash provided by financing activities                                               51,109                16,047
    Effect of exchange rate changes on cash                                                   (239)                 (429)
                                                                                     --------------        --------------


    Net increase (decrease) in cash and cash equivalents                                      (661)                   91

    Cash and cash equivalents - beginning of period                                          6,901                 3,743
                                                                                     --------------        --------------

    Cash and cash equivalents - end of period                                        $       6,240         $       3,834
                                                                                     ==============        ==============

    Supplemental disclosure:
         Noncash investing and financing activities:
            Property and equipment acquired through issuance of debt                 $       1,006         $          --
                                                                                     ==============        ==============
            Sale of assets financed through issuance of note receivable              $       3,960         $          --
                                                                                     ==============        ==============
            Investment in securities available for sale acquired in
               lieu of interest payment                                              $       1,092         $         686
                                                                                     ==============        ==============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

         The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month and nine-month periods ended May 31, 2000 and 1999 and as of May 31, 2000 and August 31, 1999 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2000.

         Certain reclassifications have been made to the prior year's financial statements in order to conform to current reporting practices.

Note 2 - Inventories

         The major components of inventories consist of the following (in thousands):


                                              May 31, 2000                                       August 31, 1999
                               --------------------------------------------        ---------------------------------------------
                                 Weighted                                           Weighted
                                 Average           FIFO           Total              Average           FIFO           Total
                               -------------   -------------   ------------        ------------    -------------   -------------

Finished Goods                 $    35,302     $         --    $     35,302        $    29,244     $       642     $    29,886
Raw Materials                        2,219           39,099          41,318              3,686          32,869          36,555
Work in  Process                     1,292            6,449           7,741              1,306          10,717          12,023
                               -------------   -------------   ------------        ------------    -------------   -------------
                               $    38,813     $     45,548    $     84,361        $    34,236     $    44,228     $    78,464
                               =============   =============   ============        ============    =============   =============


Note 3 - Public Offering of Common Stock

         On November 10, 1999, the Company closed the sale of 3,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21 per share, less underwriting discounts and commissions. On November 16, 1999, the underwriters for such offering exercised an option to purchase an additional 450,000 shares of Common Stock from the Company pursuant to the foregoing terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, totaled approximately $67,500,000 and were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt. The Company's primary revolving line of credit facility has been used to provide working capital, as well as to fund fixed asset purchases and subsidiary acquisitions.

Note 4 - Earnings Per Common Share

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share were determined based on the assumptions that all dilutive stock options were exercised and shares of Common Stock was repurchased using the treasury stock method, at the average price for each period.

         At May 31, 2000 and 1999, the Company had outstanding dilutive stock options of 1,082,587 and 1,138,500, respectively, which were assumed exercised using the treasury stock method. The resulting dilutive common equivalent shares were used in the calculation of diluted income per common share for each period presented. Additionally, the Company had 12,000 and 65,371 of stock options outstanding at May 31, 2000 and 1999, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive.

         The weighted  average  common shares  outstanding  for the  three-month
periods  ended  May  31,  2000  and  1999  were   15,327,923   and   11,734,204,
respectively. Dilutive common equivalent shares for the three-month periods ended May 31, 2000 and 1999 were 822,946 and 479,422, respectively, all attributable to stock options.

           The weighted average common shares outstanding for the nine months ended May 31, 2000 and 1999 were 14,360,857 and 12,000,775, respectively.
Dilutive common equivalent shares for the nine months ended May 31, 2000 and 1999 were 787,425 and 328,135, respectively, all attributable to stock options.

Note 5 - Investment in Unconsolidated Entities

         During the nine months ended May 31, 2000, the Company recognized earnings of $979,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). In addition, as of May 31, 2000 and August 31, 1999, the Company had outstanding receivables from Shaw-Nass totaling $4,382,000 and $4,310,000, respectively. These receivables relate primarily to inventory and equipment that the Company sold to Shaw-Nass.

Note 6 - Investment in Securities Available for Sale

         In connection with its erection services, the Company embarked on its first significant project financing participation in December 1998, and, as a result, holds an investment in secured notes from a customer. Since the financing arrangement is related to erection services, the interest income from the notes is included in sales for all periods, and the interest cost associated with carrying these notes is included in cost of sales in the statements of income for all periods. Interest income related to these notes was $314,000 and $378,000 for the three months ended May 31, 2000 and 1999, respectively, and $1,092,000 and $686,000 for the nine months ended May 31, 2000 and 1999, respectively. Interest expense associated with carrying these notes was $268,000 and $221,000 for the three months ended May 31, 2000 and 1999, respectively, and $787,000 and $400,000 for the nine months ended May 31, 2000 and 1999, respectively. The interest cost was calculated at the Company's effective borrowing rate for each period, which approximated 7.3% and 6.7% for the three months ended May 31, 2000 and 1999, respectively, and 7.3% and 6.5% for the nine months ended May 31, 2000 and 1999, respectively.

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


                                                                 Three Months Ended              Nine Months Ended
                                                                       May 31,                        May 31,
                                                                 2000          1999             2000          1999
                                                              ------------  ------------     ------------  ------------

    Net Income                                                $     7,384   $     5,225      $    19,908   $    12,371
    Foreign currency translation adjustments                       (1,941)         (325)          (2,975)         (998)
                                                              ------------  ------------     ------------  ------------
    Total comprehensive income                                $     5,443   $     4,900      $    16,933   $    11,373
                                                              ============  ============     ============  ============

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

Note 8 - Business Segments

         The Company has aggregated its business  activities  into two operating
segments:  pipe  services  and  manufacturing.   The  following  table  presents
information about segment profits and assets (in thousands):

                                                        Pipe
                                                      Services        Manufacturing          Corporate            Total
                                                   ---------------  -------------------   ----------------   ----------------
Three months ended May 31, 2000:
--------------------------------
Sales to external customers                        $      159,072    $          15,974     $           --     $      175,046
Intersegment sales                                             --                3,328                 --              3,328
Net income                                                  6,487                  754                143              7,384
Total assets                                              374,595               65,611             45,260            485,466

Three months ended May 31, 1999:
--------------------------------
Sales to external customers                        $      113,620    $          11,591     $           --     $      125,211
Intersegment sales                                             --                5,276                 --              5,276
Net income                                                  5,907                 (190)              (492)             5,225
Total assets                                              303,987               53,202             40,965            398,154

Nine months ended May 31, 2000:
-------------------------------
Sales to external customers                        $      455,286    $          43,531     $           --     $      498,817
Intersegment sales                                             --               12,117                 --             12,117
Net income                                                 18,017                1,443                448             19,908

Nine months ended May 31, 1999:
-------------------------------
Sales to external customers                        $      317,945    $          35,958     $           --     $      353,903
Intersegment sales                                             --               14,801                 --             14,801
Net income                                                 13,043                  107               (779)            12,371

Note 9 - Change in Accounting Principle

         In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities to be expensed as incurred. During the nine-month period ended May 31, 2000, the Company changed its accounting for start-up costs and expensed previously unamortized deferred start-up costs of approximately $320,000, net of taxes. The unamortized costs are reflected as a cumulative effect of a change in accounting principle.

Note 10 - Subsequent Events

         On June 2, 2000, the Company and Entergy Corporation ("Entergy"), the third largest U.S. generator of electricity and a leader in global energy development, announced plans to create a new company, Entergy-Shaw, that will provide management, engineering, procurement, construction and commissioning services to build electric power plants. Entergy-Shaw will provide services for Entergy Wholesale Operations' ("EWO") power development plans in North America and Europe associated with Entergy's turbine rollout program. EWO is the power development, marketing and trading business of Entergy. In addition, the new company expects to provide similar services for other power development customers in the future. Entergy-Shaw is developing a model plant design that is expected to reduce power plant capital costs significantly, while also reducing construction, commissioning and operating risks. Entergy and Shaw will each own a 50% interest in the new company. Shaw will provide the power piping engineering and fabrication, design and construction work in building these plants. One of the keys to the success of Entergy-Shaw will be the execution of EWO's previously announced gas turbine rollout program. The Company's initial investment in this company is expected to be approximately $2 million.

         On July 7, 2000, the Company announced that it was the successful bidder in the auction for substantially all of the business of Stone & Webster, Incorporated ("S&W"), a 110 year old engineering and construction company, in a proceeding under Chapter 11 of the U.S. Bankruptcy Code. On July 13, 2000, an order was issued by the Bankruptcy Court approving the sale. In the transaction, Shaw will acquire substantially all of the assets and assume certain liabilities (which liabilities are expected to be in excess of $400 million) of S&W, for approximately $140 million (including acquisition costs), consisting of cash and Shaw Common Stock, which amount is subject to a final closing audit.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at May 31, 2000, and the results of their operations for the three-month and nine-month periods then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q (including the preceding financial statements and notes) that are not historical facts (including without limitation, statements to the effect that the Company "believes," "anticipates," "plans," or other similar expressions) are forward-looking statements based on the Company's current  expectations  and  beliefs  concerning  future  developments  and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. The forward-looking statements include significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; in general, economic conditions and, specifically, economic conditions prevailing in international markets; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the effect of the Company's policies, including without limitation the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources and changes in interest rates; delays or difficulties in the production, delivery or installation of products and the provision of services; Y2K or Year 2000 risks; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:

                                                                       Three Months Ended             Nine Months Ended
                                                                             May 31,                       May 31,
                                                                       2000           1999           2000           1999
                                                                    -----------    -----------    -----------   -------------

Income:
      Sales                                                           100.0 %        100.0%         100.0 %        100.0 %
      Cost of sales                                                    84.2           80.8           83.6           81.0
                                                                    --------       -------        --------      ---------
        Gross profit                                                   15.8           19.2           16.4           19.0

General and administrative expenses                                     9.1           11.7            9.8           12.2
                                                                    --------       -------        --------      ---------
      Operating income                                                  6.7            7.5            6.6            6.8

Interest expense                                                        (.8)          (1.8)          (1.0)          (1.9)
Other income, net                                                        .1             .3             .1             .2
                                                                    --------       -------        --------      ---------
                                                                        (.7)          (1.5)           (.9)          (1.7)
Income before income taxes, earnings from unconsolidated
      entity and cumulative effect of change in accounting
      principle                                                         6.0            6.0            5.7            5.1
Provision for income taxes                                              2.0            2.0            1.8            1.7
                                                                    --------       -------        --------      ---------
Income before earnings from unconsolidated entity and
      cumulative effect of change in accounting principle               4.0            4.0            3.9            3.4
Earnings from unconsolidated entity                                      .2             .2             .2             .1
                                                                    --------       -------        --------      ---------
Income before cumulative effect of change in accounting principle       4.2            4.2            4.1            3.5
Cumulative effect on prior years of change in accounting for
      start-up costs, net of taxes                                    --             --               (.1)         --
                                                                    --------       -------        --------      ---------
Net income                                                              4.2 %          4.2%           4.0 %          3.5 %
                                                                    ========       =======        ========      =========

         Sales increased approximately 40% to $175.0 million for the three months ended May 31, 2000, as compared to $125.2 million for the same period in the prior year.

         The Company's sales to customers in the following geographic regions approximated the following:

                                                                             Three Months Ended May 31,
                                                                        2000                            1999
                                                             ---------------------------      --------------------------
Geographic Region                                            (in millions)        %           (in millions)       %
-----------------
                                                             --------------   ----------      ---------------  ---------

U.S.A.                                                         $    134.7         77%           $      90.8        72%
Far East/Pacific Rim                                                  7.7          4                   12.8        10
Middle East                                                           1.6          1                    1.2         1
South America                                                         6.5          4                    5.0         4
Europe                                                               17.8         10                   14.7        12
Other                                                                 6.7          4                     .7         1
                                                             --------------   ----------      ---------------  ---------
                                                               $    175.0        100%           $     125.2       100%
                                                             ==============   ==========      ===============  =========

         Sales for domestic projects increased $43.9 million, or 48%, to $134.7 million for the three months ended May 31, 2000 from $90.8 million for the three months ended May 31, 1999. Sales to all domestic industry sectors increased, with the primary increases being to the power generation and chemical and petrochemical sectors. Sales for international projects increased $5.9 million, or 17%, to $40.3 million for the three months ended May 31, 2000 from $34.4 million for the same period of the prior year. Sales remain sluggish in the Far East/Pacific Rim region, but inquiry activity is starting to pickup. Middle East region sales are slightly up from the previous year. Even though sales in the South American region for the three months ended May 31, 2000 show some improvements and inquiries are active, the Company's short-term outlook is uncertain in this region due to general economic conditions and particularly, with respect to Venezuela, political conditions. For the quarter ended May 31, 2000, virtually all European sector sales were to the United Kingdom. European inquiries remain strong, particularly in Spain. The Company continues to believe that the Far East/Pacific Rim, Middle East, South American and European markets present significant long-term opportunities for the Company.

         The Company's sales to customers in the following industry sectors approximated the following:

                                                                             Three Months Ended May 31,
                                                                        2000                            1999
                                                             ---------------------------      --------------------------
Industry Sector                                              (in millions)        %           (in millions)       %
---------------                                              --------------   ----------      ---------------  ---------

Power Generation                                               $     60.6         35%           $      41.6        33%
Chemical and Petrochemical Processing                                55.2         31                   41.3        33
Crude Oil Refining                                                   39.9         23                   26.4        21
Oil and Gas Exploration and Production                                6.7          4                    6.3         5
Other                                                                12.6          7                    9.6         8
                                                             --------------   ----------      ---------------  ---------
                                                               $    175.0        100%           $     125.2       100%
                                                             ==============   ==========      ===============  =========

         The power generation sector and chemical and petrochemical processing sector both had increases in domestic projects, which were offset by small decreases in international projects. Due to the relatively minor amounts of petrochemical processing sales, sales to this industry (which in past periods have been reported separately) have been combined with chemical processing sales. Sales related to domestic power generation projects increased due to new power generation projects, including the previously announced $300 million, five-year contract with General Electric. Crude oil refining industry sales had increases in both the domestic and international markets. Oil and gas exploration and production sales, which are almost exclusively domestic, remain sluggish.

         The gross profit margin for the three-month period ended May 31, 2000, decreased to 15.8% from 19.2% for the same period the prior year. The Company is involved in numerous projects, all of which affect gross profit in various ways, such as product mix, pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on where the work is performed), and constant monitoring of percentage of completion calculations. Gross profit margin was negatively impacted by the Company's revenues related to erection and maintenance services, which generally carry lower margins than fabrication work.

         General and administrative expenses increased to $15.9 million for the quarter ended May 31, 2000 from $14.7 million for the quarter ended May 31, 1999. This increase resulted primarily from increases in expenses related to increased sales and other normal business expenses. As a percentage of sales, however, general and administrative expenses decreased to 9.1% for the three months ended May 31, 2000 from 11.7% for the three months ended May 31, 1999.

         Interest expense for the quarter ended May 31, 2000 was $1.5 million, compared to $2.3 million for the same period of the prior fiscal year. Interest expense varies from period to period due to several factors, including the level of borrowings and interest rate fluctuations on variable rate loans. Even though interest rates increased on the Company's primary revolving line of credit facility over the prior year's rates, interest expense on that line of credit facility decreased $646,000 due to lower borrowings, resulting from paydowns utilizing the proceeds from the Company's public stock offering (see Note 3 of Notes to Condensed Consolidated Financial Statements).

         The Company's effective tax rates for the quarters ended May 31, 2000 and 1999 were 32.6% and 34.2%, respectively. The tax rates for each quarter relate primarily to the projected mix of foreign (including foreign export sales) versus domestic work and the constant review of year-end estimates for each fiscal year.

         Total backlog increased to approximately $878 million at May 31, 2000, compared to $781 million reported at May 31, 1999 and $818 million reported at August 31, 1999. Approximately 78% of the backlog relates to domestic projects, and roughly 47% of the backlog relates to work currently anticipated to be completed during the 12 months following May 31, 2000. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and while Shaw believes backlog information may be helpful in understanding its business, it is not necessarily indicative of future sales.

     Backlog at May 31, 2000 by industry sector is as follows (in millions):

      Power Generation                                $    558.3
      Chemical and Petrochemical Processing                215.2
      Crude Oil Refining                                    67.8
      Oil and Gas Exploration and Production                26.6
      Other                                                  9.9
                                                     ------------
                                                      $    877.8
                                                     ============

         In December 1999, the Company joined with other manufacturers in filing an Anti-Dumping Duty Petition against foreign producers of certain stainless pipe fittings. The suit alleges that these foreign producers were dumping products in the United States in violation of U.S. unfair trade laws and international trade rules established by the World Trade Organization. In February 2000, the U.S. International Trade Commission ("ITC") unanimously reached a preliminary determination that there is a reasonable indication that these imports are causing material injury to the U.S. industry. A preliminary ruling from the U.S. Department of Commerce ("DOC") has been moved to late July 2000. The final ruling from the DOC is scheduled for October 2000, subject to certain possible extensions and delays. The final ruling from the ITC is scheduled for January 2001. While the Company cannot provide any assurances with respect to the ultimate outcome of such Petition, management of the Company believes that a favorable decision in such matter would enhance the long-term profitability in its manufacturing segment.

         In addition, in February 2000, with respect to actions previously filed, the DOC and ITC extended antidumping duties for imports of certain stainless pipe fittings from Japan, Taiwan and Korea for another five years.

Liquidity and Capital Resources
-------------------------------

         Net cash used in operations was $40.9 million for the nine months ended May 31, 2000, compared to $11.7 million provided by operations for the same period of the previous fiscal year. For the nine months ended May 31, 2000, cash from operating activities was favorably impacted by net income of $19.9 million and depreciation and amortization of $10.2 million. Offsetting these positive factors were changes in certain assets and liabilities of $68.5 million and other non-cash items of $2.6 million. Increases in accounts receivables and cost and estimated earnings in excess of billings on uncompleted contracts of approximately $71.3 million were offset by other net changes of approximately $2.8 million, resulting in the $68.5 million change in certain assets and liabilities.

         Net cash used in investing activities was $10.6 million for the nine months ended May 31, 2000, compared to $27.2 million for the same period of the last fiscal year. During the nine months ended May 31, 2000, the Company purchased approximately $12.1 million of property and equipment compared to $15.9 million for the nine months ended May 31, 1999. During the nine months ended May 31, 2000, the Company also received $1.4 million from the sale of property and equipment.

         Net cash provided by financing activities was $51.1 million for the nine-month period ended May 31, 2000, compared to $16.0 million provided for the nine months ended May 31, 1999. The primary source of cash for the nine months ended May 31, 2000 was the sale of 3,450,000 shares of the Company's common stock (see Note 3 of the Notes to Condensed Consolidated Financial Statements). The net proceeds of $67.5 million were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt. The Company's primary revolving line of credit facility has been used by the Company to provide working capital, as well as to fund fixed asset purchases and subsidiary acquisitions. The Company also received $1.2 million from the exercise of stock options during the nine months ended May 31, 2000.

     As of May 31, 2000, the Company had approximately $62 million available under its principal revolving line of credit facility. In connection with the Stone & Webster Incorporated ("S&W") acquisition (see Note 10 of the Notes to Condensed Consolidated Financial Statements) and to accommodate other anticipated growth, the Company has negotiated a new principle line of credit facility to replace its existing facility, which will increase its availability from $100 million to $400 million. The interest rate on the new credit facility will vary depending on a leverage ratio from either 1.5% to 2.75% above the London Interbank Offering Rate (LIBOR) or 0% to 1.25% above the prime rate, at the Company's option. The Company plans to use the new credit facility to finance the S&W acquisition and to pay off certain long-term debt. The Company believes that this arrangement will be sufficient to support its operations for the next twelve months.

Financial Accounting Standards Board Statements
-----------------------------------------------

         In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities to be expensed as incurred. During the nine-month period ended May 31, 2000, the Company changed its accounting for start-up costs and expensed previously unamortized deferred start-up costs of approximately $320,000, net of taxes. The unamortized costs are reflected as a cumulative effect of a change in accounting principle.

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

Subsequent Events
-----------------

         On June 2, 2000, the Company and Entergy Corporation ("Entergy"), the third largest U.S. generator of electricity and a leader in global energy development, announced plans to create a new company, Entergy-Shaw, that will provide management, engineering, procurement, construction and commissioning services to build electric power plants. Entergy-Shaw will provide services for Entergy Wholesale Operations' ("EWO") power development plans in North America and Europe associated with Entergy's turbine rollout program. EWO is the power development, marketing and trading business of Entergy. In addition, the new company expects to provide similar services for other power development customers in the future. Entergy-Shaw is developing a model plant design that is expected to reduce power plant capital costs significantly, while also reducing construction, commissioning and operating risks. Entergy and Shaw will each own a 50% interest in the new company. Shaw will provide the power piping engineering and fabrication, design and construction work in building these plants. One of the keys to the success of Entergy-Shaw will be the execution of EWO's previously announced gas turbine rollout program. The Company's initial investment in this company is expected to be approximately $2 million.

         On July 7, 2000, the Company announced that it was the successful bidder in the auction for substantially all of the business of Stone & Webster, Incorporated ("S&W"), a 110 year old engineering and construction company, in a proceeding under Chapter 11 of the U.S. Bankruptcy Code. On July 13, 2000, an order was issued by the Bankruptcy Court approving the sale. In the transaction, Shaw will acquire substantially all of the assets and assume certain liabilities (which liabilities are expected to be in excess of $400 million) of S&W, for approximately $140 million (including acquisition costs), consisting of cash and Shaw Common Stock, which amount is subject to a final closing audit.

         With the acquisition of S&W, it is anticipated that the Company's sales and backlog will increase significantly. In addition, because of the type of work performed by S&W, it is expected that the Company's gross margins will be lower than those previously recognized by the Company.

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

                           PART II - OTHER INFORMATION


         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fiscal quarter ended May 31, 2000, there were no matters submitted by the Company to a vote of security holders.


         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  Exhibit Number                Description
                  --------------                -----------

                  +27                           Financial Data Schedule
         ----------

         +        Filed herewith


         B.       Form 8-K

                  During the fiscal quarter ended May 31, 2000, the Company did not file a Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



THE SHAW GROUP INC.



Dated:   July 14, 2000                              /S/ Robert L. Belk
                                                    ---------------------
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



         Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 2000.


                  Exhibit Number                 Description
                  --------------                 -----------

                  +27                            Financial Data Schedule
         ----------

         +        Filed herewith