Form 10-Q/A
period 2000-05-31
SHAW GROUP INC
filed 2000-09-15
CIK 914024

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

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

         Commission File Number:       0-22992
                                ------------------------------------------------

                               The Shaw Group Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Louisiana                                         72-1106167
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana                70809
----------------------------------------------------      ----------------------
(Address of principal executive offices)                         (Zip Code)

                                 (225) 932-2500
    ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

        Common stock, no par value, 17,701,204 shares outstanding as of
                               September 8, 2000.

Explanatory Note:

         This Form 10-Q/A of The Shaw Group Inc. (the "Company") amends only the "Results of Operations" section of Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2000 (filed on July 14, 2000), for the sole purpose of expanding the discussion therein of the Company's results of operations for the nine-month periods ended May 31, 2000 and 1999. The statements contained in the discussion below are made as of the date of the original filing of the Company's Form 10-Q on July 14, 2000.


                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

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
                                                                    ========       =======        ========      =========


         Sales increased approximately 40% to $175.0 million for the three months ended May 31, 2000, as compared to $125.2 million for the same period in the prior year. Sales increased approximately 41% to $498.8 million for the nine months ended May 31, 2000 compared to $353.9 million for the same period in the prior year.

         The Company's sales to customers in the following geographic regions approximated the following:


                                                                             Three Months Ended May 31,
                                                                        2000                            1999
                                                             ---------------------------      --------------------------
Geographic Region                                            (in millions)        %           (in millions)       %
-----------------
                                                             --------------   ----------      ---------------  ---------
U.S.A.                                                         $    134.7         77%           $      90.8        72%
Far East/Pacific Rim                                                  7.7          4                   12.8        10
Middle East                                                           1.6          1                    1.2         1
South America                                                         6.5          4                    5.0         4
Europe                                                               17.8         10                   14.7        12
Other                                                                 6.7          4                     .7         1
                                                             --------------   ----------      ---------------  ---------
                                                               $    175.0        100%           $     125.2       100%
                                                             ==============   ==========      ===============  =========



                                                                             Nine Months Ended May 31,
                                                                        2000                            1999
                                                             ---------------------------      --------------------------
Geographic Region                                            (in millions)        %           (in millions)       %
-----------------
                                                             --------------   ----------      ---------------  ---------
U.S.A.                                                         $    391.5         78%           $     261.2        74%
Far East/Pacific Rim                                                 23.4          5                   32.4         9
Middle East                                                           3.8          1                    8.7         2
South America                                                        22.2          4                   10.8         3
Europe                                                               45.0          9                   33.5        10
Other                                                                12.9          3                    7.3         2
                                                             --------------   ----------      ---------------  ---------
                                                               $    498.8        100%           $     353.9       100%
                                                             ==============   ==========      ===============  =========

         Sales for domestic projects increased $43.9 million, or 48%, to $134.7 million for the three months ended May 31, 2000 from $90.8 million for the three months ended May 31, 1999. Sales for domestic projects increased 50% to $391.5 million for the nine months ended May 31, 2000 from $261.2 million for the nine months ended May 31, 1999. For the three months ended May 31, 2000, sales to all domestic industry sectors increased over sales for the three months ended May 31, 1999, with the primary increases being to the power generation and chemical and petrochemical sectors. For the nine months ended May 31, 2000, all domestic industry sectors increased over sales for the nine months ended May 31, 1999, except for a 6% decrease in the chemical and petrochemical sector. The power generation and crude oil refining sectors accounted for the majority of the domestic increases for the nine months ended May 31, 2000 compared to May 31, 1999. Sales for international projects increased $5.9 million, or 17%, to $40.3 million for the three months ended May 31, 2000 from $34.4 million for the same period of the prior year. Sales for international projects increased $14.6 million, or 16%, to $107.3 million for the nine months ended May 31, 2000 from $92.7 million for the same period of the prior year. Sales remain sluggish in the Far East/Pacific Rim region, but inquiry activity is starting to pickup. Even though sales in the South American region for the three months and nine months ended May 31, 2000 show some improvements and inquiries are active, the Company's short-term outlook is uncertain in this region due to general economic conditions and particularly, with respect to Venezuela, political conditions. For the three and nine months ended May 31, 2000, virtually all European sector sales were to the United Kingdom. European inquiries remain strong, particularly in Spain. The Company continues to believe that the Far East/Pacific Rim, Middle East, South American and European markets present significant long-term opportunities for the Company.

         The Company's sales to customers in the following industry sectors approximated the following:

                                                                            Three Months Ended May 31,
                                                                        2000                            1999
                                                             ---------------------------      --------------------------
Industry Sector                                              (in millions)        %           (in millions)       %
---------------
                                                             --------------   ----------      ---------------  ---------
Power Generation                                               $     60.6         35%           $      41.6        33%
Chemical and Petrochemical Processing                                55.2         31                   41.3        33
Crude Oil Refining                                                   39.9         23                   26.4        21
Oil and Gas Exploration and Production                                6.7          4                    6.3         5
Other                                                                12.6          7                    9.6         8
                                                             --------------   ----------      ---------------  ---------
                                                               $    175.0        100%           $     125.2       100%
                                                             ==============   ==========      ===============  =========

                                                                             Nine Months Ended May 31,
                                                                        2000                            1999
                                                             ---------------------------      --------------------------
Industry Sector                                              (in millions)        %           (in millions)       %
---------------
                                                             --------------   ----------      ---------------  ---------
Power Generation                                               $    197.4         40%           $     107.8        30%
Chemical and Petrochemical Processing                               116.9         23                  129.3        37
Crude Oil Refining                                                  127.3         26                   70.2        20
Oil and Gas Exploration and Production                               22.2          4                   21.3         6
Other                                                                35.0          7                   25.3         7
                                                             --------------   ----------      ---------------  ---------
                                                               $    498.8        100%           $     353.9       100%
                                                             ==============   ==========      ===============  =========

         The power generation sector had increases in domestic projects, which were offset by small decreases in international projects, for the three-month and nine-month periods ended May 31, 2000 compared to May 31, 1999. Sales to the chemical and petrochemical processing sector reflected a $13.9 million, or 34%, increase for the three months ended May 31, 2000 compared to the prior period. This represents an improvement in this sector as sales had been declining prior to the increase in this quarter. For the nine months ended May 31, 2000, sales in this sector were $116.9 million compared to $129.3 million for the prior comparable period. Due to the relatively minor amounts of petrochemical processing sales, sales to this industry (which in past periods have been reported separately) have been combined with chemical processing sales. Sales related to domestic power generation projects increased due to new power generation projects, including the previously announced $300 million, five-year contract with General Electric. Crude oil refining industry sales had increases in both the domestic and international markets for the three-month and nine-month periods ended May 31, 2000 compared to May 31, 1999. Oil and gas exploration and production sales, which are almost exclusively domestic, remain sluggish.

         The gross profit margin for the three-month period ended May 31, 2000, decreased to 15.8% from 19.2% for the same period the prior year. The gross profit margin for the nine-month period ended May 31, 2000 decreased to 16.4% from 19.0% for the same period in the prior year. The Company is involved in numerous projects, all of which affect gross profit in various ways, such as product mix, pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on where the work is performed), and constant monitoring of percentage of completion calculations. Gross profit margin was negatively impacted by the Company's revenues related to erection and maintenance services, which generally carry lower margins than fabrication work.

         General and administrative expenses increased to $15.9 million for the quarter ended May 31, 2000 from $14.7 million for the quarter ended May 31, 1999. General and administrative expenses increased to $49.1 million from $43.0 million for the nine months ended May 31, 2000 compared to the nine months ended May 31, 1999. This increase resulted primarily from increases in expenses related to increased sales and other normal business expenses. As a percentage of sales, however, general and administrative expenses decreased to 9.1% for the three months ended May 31, 2000 from 11.7% for the three months ended May 31, 1999 and to 9.8% for the nine months ended May 31, 2000 from 12.2% for the comparable prior period.

         Interest expense for the quarter ended May 31, 2000 was $1.5 million, compared to $2.3 million for the same period of the prior fiscal year. For the nine-month periods ended May 31, 2000 and 1999, interest expense was $4.9 million and $7.0 million, respectively. Interest expense varies from period to period due to several factors, including the level of borrowings and interest rate fluctuations on variable rate loans. Even though interest rates increased on the Company's primary revolving line of credit facility over the prior year's rates, interest expense on that line of credit facility decreased $646,000 (for the three-month period ended May 31, 2000 compared to May 31, 1999) and $1.3 million (for the nine-month period ended May 31, 2000 compared to May 31, 1999) due to lower borrowings, resulting from paydowns utilizing the proceeds from the Company's public stock offering (see Note 3 of Notes to Condensed Consolidated Financial Statements).

         The Company's effective tax rates for the quarters ended May 31, 2000 and 1999 were 32.6% and 34.2%, respectively. The effective tax rates for the nine-month periods ended May 31, 2000 and 1999 were 32.6% and 33.1%, respectively. The tax rates for each period relate primarily to the projected mix of foreign (including foreign export sales) versus domestic work and the constant review of year-end estimates for each fiscal year.

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



THE SHAW GROUP INC.



Dated:   September 15, 2000                        /S/ Robert L. Belk
                                                  -----------------------------
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)