Form 10-K
period 2000-08-31
SHAW GROUP INC
filed 2000-11-29
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at November 16, 2000 was approximately $1.5 billion.

The number of shares of the Registrant's common stock, no par value, outstanding at November 16, 2000 was 20,220,211.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Shaw Group Inc. ("Shaw" or the "Company") is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. Shaw is the largest supplier of fabricated piping systems in the United States and a leading supplier worldwide, having installed piping systems in over 375 power plants with an aggregate generation capacity in excess of 200,000 megawatts. While approximately 67% of the Company's backlog at August 31, 2000 was attributable to the power generation industry, the Company also does work in the process industries (which includes petrochemical, chemical and refining), and the environmental and infrastructure sectors.

         The Company has taken several important steps to capitalize on the growing demand for new power generation capacity. These steps include:

o partnering with Entergy Corporation to create EntergyShaw, L.L.C., a new company that will develop cost-effective, combined-cycle power plants for Entergy Corporation and other customers in the unregulated power market;

o the acquisition of most of the operating assets of Stone & Webster, Incorporated, a leading provider of engineering, procurement and construction services to the power generation industry for over 100 years; and

o an agreement with General Electric to supply at least 90% of the pipe fabrication requirements related to its gas turbine sales through 2004; the Company has provided piping systems for over 200 turbines under this agreement through September 2000.

         The Company was founded in 1987 and has expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions. After giving effect to the Stone & Webster acquisition, the Company's fiscal 2000 revenues were approximately $763 million and its backlog at August 31, 2000 was approximately $1.9 billion. The Company currently has offices and operations in North America, South America, Europe, the Middle East and Asia-Pacific and has approximately 10,500 employees.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKs

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts (including without limitation statements to the effect that The Shaw Group Inc. (the "Company" or "Shaw") or its management "believes," "expects," "anticipates," "plans," or other similar expressions) are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; changes in investment by the energy, power and environmental industries; the availability of qualified engineers and other professional staff needed to execute contracts; the uncertain timing of awards and contracts; cost overruns on fixed, maximum or unit priced contracts; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services; the ability of the Company to successfully integrate the operations of Stone & Webster, Incorporated, specifically, the ability of the Company to achieve cost savings in Stone & Webster's operations through reductions in personnel, office lease and business development expenses;

the protection and validity of patents and other intellectual property; and various legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company's filings with the Securities and Exchange Commission.

SUBSEQUENT EVENTS

         EntergyShaw. On September 18, 2000, the Company executed a definitive agreement with Entergy Corporation to create EntergyShaw, a new, equally-owned and jointly-managed company. Subsequent to the execution of a letter of intent for this venture on June 2, 2000, Entergy and FPL Group, Inc., the parent of Florida Power & Light, announced a merger which will create the largest U.S. power producer with generating capacity in excess of 48,000 megawatts. EntergyShaw's initial focus will be the construction of power plants in North America and Europe for Entergy's and Florida Power & Light's unregulated wholesale operations. On a combined basis, Entergy and Florida Power & Light have approximately 70 turbines on order for their unregulated operations. The Company expects that the installation of most of these turbines will be managed by EntergyShaw, subject to the approval of its joint-management committee. The Company estimates that EntergyShaw will generate approximately $100 million in revenues per turbine installed. Shaw expects to provide the engineering, procurement, fabrication and construction requirements to EntergyShaw for these plants. Under the terms of the arrangement, the Company will present engineering, procurement and construction opportunities that it receives after December 31, 2000 for power generation projects to EntergyShaw.

         Stock offering. In October 2000, the Company closed the sale of 2,418,669 shares (including 600,000 shares for over-allotments) of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $63.50 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $145 million and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital, and to fund fixed asset purchases and subsidiary acquisitions. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Two-for-one Common Stock split. On November 13, 2000, the Company announced that its Board of Directors had authorized a two-for-one Common Stock split payable on December 15, 2000 to all shareholders of record on December 1, 2000.

FISCAL 2000 DEVELOPMENTS

         Stone & Webster Acquisition. Effective July 14, 2000, the Company purchased most of the operating assets of Stone & Webster, Incorporated ("Stone & Webster"), a leading engineering, procurement, and construction company, for $37.6 million in cash, 2,231,773 shares of its Common Stock (valued at approximately $105 million) and the assumption of approximately $685 million of liabilities, subject to adjustment pending the resolution of certain claims arising from the Stone & Webster bankruptcy proceedings. Stone & Webster is a leading global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. Stone & Webster was formed in 1889 and has focused on the power generation industry for most of its existence. Stone & Webster's capabilities complement and enhance Shaw's traditional strengths in project execution and pipe fabrication and enables the Company to deliver a more complete, cost-effective package of products and services to its power and process customers. The Company believes its combined capabilities will significantly increase the amount of work it can perform for EntergyShaw. In addition, the Company believes it may achieve as much as $35 million in annual cost savings in Stone & Webster's operations through reductions in personnel, office lease and business development expenses. However, there can be no assurance as to the actual cost savings that may be realized. The asset purchase was concluded as part of Stone & Webster's proceeding under Chapter 11 of the U.S. Bankruptcy Code.


         Nanjing, China Ethylene Plant Project. On August 28, 2000, the Company announced the execution of a letter of intent for the construction of a 600,000 metric ton-per-year ethylene plant in China which will allow Shaw to utilize substantially completed engineering and equipment which was acquired from Stone & Webster. The other parties to the agreement are BASF Aktiengesellschaft and China Petroleum & Chemical Corporation. The Company believes the final contract will be executed prior to the end of the expiration of the letter of intent in February 2001 and will add this project to its backlog when the final contract is signed.

BUSINESS STRATEGY

         The Company's business strategy is to increase shareholder value by capitalizing on the significant opportunities in the high-growth power sector and other select markets. The Company intends to achieve this goal by:

         Capitalizing on the complementary strengths Stone & Webster brings to Shaw. As a result of the Stone & Webster acquisition, the Company is uniquely positioned as the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. The Company believes that this combination of abilities will reduce lead times and costs to its customers.

         Utilizing disciplined project acquisition and management. The Company intends to focus its activities on cost reimbursable and negotiated lump-sum work with well-established clients. The Company believes these types of contracts reduce its exposure to unanticipated and unrecoverable cost overruns. Negotiated lump-sum contracts are obtained by direct negotiation rather than on a competitive bid basis. In instances where the Company enters into fixed-price, lump-sum contracts, Shaw will rely on its management team's long history of executing erection and installation projects on time and within budget coupled with disciplined bidding practices to limit its exposure. In addition, the Company intends to employ rigorous contract management controls to identify and reduce the risk of cost overruns.

         Leveraging Shaw's technology and intellectual property advantage. The Company will continue to employ its technology and intellectual property to further reduce costs and to better serve Shaw's customers. These technologies include:

         o Induction pipe bending technology. The Company believes its induction pipe bending technology is the most sophisticated, efficient technology available. Induction bending is a technique using simultaneous super-heating and compression of pipe to produce tight-radius bends to Shaw's customers' specifications. When compared to the traditional cut and weld method, Shaw's technology provides a more uniform and cost-effective product that is generally considered to be stronger and less prone to structural fatigue.

         o Proprietary ethylene technology. The Company believes it has a leading position in technology associated with the process design of plants that produce ethylene. The Company has supplied process technology for approximately 35% of the world's ethylene capacity constructed since 1995.

         o Reference plant design. The Company is developing a standardized "reference plant," for use by EntergyShaw in power plants. This standardized design can be used on multiple installations and should produce significant cost savings for EntergyShaw's customers.

         o Proprietary customer-focused software. The Company has developed proprietary software to aid in project and process management and the analysis of power delivery. This software includes:

         o proprietary SHAW-DRAW(TM) and SHAW-MAN(TM) software programs which enhance the customers' ability to plan, engineer, schedule and track their projects and reduce installation costs and cycle times; and

         o proprietary software products which aid in the effective analysis of the electric power delivery business.

         Pursuing strategic relationships and maintaining diverse customer base. The Company intends to continue to enter into alliance agreements and strategic partnerships with current and future customers. Shaw's piping alliance partners include AAL Borg Industries, Air Products and Chemicals, Inc., Alstom Power, BASF AG, Bechtel Corporation, The Dow Chemical Company, General Electric, Hitachi, J. Ray McDermott, and Praxair, Inc. Because many of Shaw's customers are active in more than one of the industries the Company serves, they have historically remained significant purchasers of its piping systems and engineering, procurement and construction services despite fluctuations in activity within any one particular industry. Shaw's alliance agreements enhance its ability to obtain contracts for individual projects by eliminating formal bid preparation. These agreements have tended to provide Shaw with a steady source of projects, minimize the impact of short-term pricing volatility and enable the Company to anticipate a larger portion of future revenues. EntergyShaw and its agreement with General Electric are examples of strategic relationships which the Company believes will provide significant future revenues and new business opportunities.

         Pursuing selective acquisitions. The Company intends to continue to pursue selective acquisitions of businesses or assets that will expand or complement Shaw's current portfolio of products and services. The Company has established a successful track record of quickly and efficiently integrating its acquisitions. Shaw typically establishes integration teams led by its senior executives. The Company is utilizing a team led by its executive vice president and chief operating officer to successfully integrate the assets acquired from Stone & Webster.

VERTICALLY-INTEGRATED PRODUCTS AND SERVICES

         The Company has segregated its business into two segments: the pipe services segment and the manufacturing and distribution segment (previously called manufacturing). Pipe services provides a range of piping services, including piping system fabrication; engineering and design; construction, procurement and maintenance; and consulting. The manufacturing and distribution segment manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. These fittings include stainless and other alloy elbows, tees, reducers and stub ends.

PIPE SERVICES

         Piping Systems Fabrication

         The Company provides integrated piping systems and services for new construction, site expansion and retrofit projects. Piping system integration can account for as much as 40% of the total man-hours associated with constructing a power generation or materials processing facility. Shaw provides fabrication of complex piping systems from raw materials including carbon steel, stainless steel and other alloys, nickel, titanium and aluminum. The Company fabricates pipe by cutting it to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. The Company currently operates pipe fabrication facilities in Louisiana, Oklahoma, South Carolina, Texas, Utah, Virginia, the United Kingdom, Venezuela and Bahrain, where Shaw has a 49% interest in a joint venture. The Company's fabrication facilities are capable of fabricating pipe ranging in diameter from 1/2 inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. Shaw can fabricate pipe assemblies up to 100 feet in length and weighing up to 45 tons.

         A significant portion of the Company's work consists of the fabrication of piping systems for use in high pressure, high temperature or corrosive applications, including systems designed to withstand pressures of up to 2,700 pounds per square inch and temperatures of up to 1,020 degrees Fahrenheit. In order to ensure that Shaw's products can withstand these types of extreme conditions, the Company has set rigid quality control standards for all of its products. In addition to visual inspection, the Company uses other advanced methods to confirm that its products meet specifications such as radiography, hydro-testing, dye penetration and ultrasonic flaw detection.

         In fiscal 1994, the Company began purchasing sophisticated induction pipe bending equipment, which significantly increased its capacity to fabricate piping systems in both volume and complexity. In addition, this equipment enables Shaw to substitute pipe bending for the more traditional cutting and welding techniques on certain projects, resulting in labor, time and raw material savings. In January 1998, the Company acquired Cojafex B.V. of Rotterdam, including the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications.

         Primarily because of the significant reductions in labor, time and material costs associated with pipe bending techniques, the market for pipe fabrication is increasingly moving in the direction of bending according to customer specifications. The Company believes that its technology is the most advanced of its kind in the world and gives Shaw a technological advantage in this growing segment of the market.

         The Company currently has eight induction pipe bending machines in operation capable of bending pipe up to 66 inches in diameter with wall thicknesses of up to five inches. The machine model numbers, locations and pipe bending capabilities are presented in the following table:

                                                               PIPE BENDING CAPABILITIES
                                                               -------------------------
                                                                MAXIMUM       MAXIMUM
                                                                  PIPE        PIPE WALL
             MODEL                      LOCATION                DIAMETER     THICKNESS
      ---------------------        ---------------------      ------------  -----------
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

         Geographical sourcing requirements, local labor rates and transportation considerations may make it difficult for the Company to use its domestic facilities to compete on many international projects. Accordingly, the Company has established facilities abroad to allow Shaw to bid more competitively for international projects. The Company currently operates fabrication facilities in Venezuela, the United Kingdom and Bahrain. In November 1993, the Company entered into a joint-venture agreement to construct and operate a fabrication facility in Bahrain. Shaw's Bahrainian joint-venture facility is one of the first modern pipe fabrication facilities in the Middle East.

         Engineering and Design

         Shaw's professionals provide a broad range of engineering, design and design-related services. The Company's engineering capabilities include civil, structural, mechanical, electrical, environmental and water resources. For each project, Shaw identifies the project requirements and then integrates and coordinates the various design elements. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

         The Company's engineering capabilities for piping systems are directly linked to its fabrication shops and its proprietary computer aided design system, SHAW-DRAW(TM). SHAW-DRAW(TM) converts customer design drawings into its detailed production drawings in seconds, significantly reducing the lead-time required before fabrication can begin and substantially eliminating detailing errors. The Company has also implemented SHAW-MAN(TM), which utilizes bar code technology to efficiently manage and control the movement of all required materials through each stage of the fabrication process. These proprietary programs enhance Shaw's customers' planning and scheduling, reducing total installed costs and project cycle times.

         Construction, Procurement and Maintenance

         The Company provides construction and construction management services. Shaw often manages the procurement of materials, subcontractors and craft labor. The Company believes it has significant expertise in effectively and efficiently managing this process. Depending on the project, Shaw may function as the primary contractor or as a subcontractor to another firm. On some projects, the Company functions as a construction manager, engaged by the customer to oversee another contractor's compliance with design specifications and contracting terms. Under operations and maintenance contracts, Shaw conducts repair, renovation, predictive and preventative services to customer facilities worldwide.

         Consulting

         The Company provides technical and economic analysis and recommendations to owners, investors, developers, operators, and governments in the global power generation industry. Shaw's services include, among others, competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and energy demand modeling. The Company has particular expertise in the electronic simulation and analysis of power transmission and distribution systems. Shaw has also developed software, educational programs and customized hardware solutions to the electric power industry.

The Company's activity in this area has grown substantially over the past several years in response to deregulation of the power industry domestically and privatization and deregulation initiatives abroad.

MANUFACTURING AND DISTRIBUTION

         The Company manufactures specialty stainless, alloy and carbon steel pipe fittings for use in pipe fabrication. These pipe fittings include stainless and other alloy elbows, tees, reducers and stub ends ranging in size from 1/2 inch to 48 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches. Shaw operates a manufacturing facility in Shreveport, Louisiana, which distributes its fittings to Shaw's pipe services operations and to third parties. The Company also operates several distribution centers in the United States, which distribute its products and products manufactured by third parties. Manufacturing pipe fittings enables Shaw to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total installed costs.

SEGMENT FINANCIAL DATA AND EXPORT SALE INFORMATION

         See Note 13 of the Notes to Consolidated Financial Statements for detailed financial information regarding each business segment and export sale information.

MARKETS SERVED

Power Generation

         Industry Overview. According to the Department of Energy, demand for domestic electricity generation has increased substantially since 1990 while capacity has remained relatively flat. This imbalance, coupled with deregulation of the power industry and decommissioning of nuclear plants, has resulted in a surge in domestic construction of power plants. According to the Energy Information Administration, or EIA, a projected 1,000 new plants with a total of 300 gigawatts of capacity will be needed by 2020 to meet growing demand and to offset retirements of nuclear and fossil fuel plants. Approximately 90% of new capacity is projected to be combined-cycle or combustion turbine technology fueled by natural gas or both oil and gas. The EIA estimates that by 2020, approximately $30 billion will be expended annually on electricity generation investments worldwide. The EIA further estimates that between 1998 and 2020 generating capacity from gas turbines and internal combustion engines is expected to more than triple. The Company's backlog has increased significantly as a result of this demand. In addition to significant capacity demand, much of the U.S. is in the process of deregulating the production and sale of electricity. As of September 2000, 24 states and the District of Columbia have adopted legislation or regulations to deregulate and an additional 18 states are considering such actions. Independent power producers and merchant power plants have and continue to develop additional generation capacity, typically new plants, which compete directly with existing utilities, in response to the opportunity presented by deregulation. Deregulation also creates demand for Shaw from existing utilities that must upgrade or develop new power plants to remain competitive. The Company expects many existing plants to be "repowered" or substantially upgraded by replacing all or most of the plant with more efficient systems that can profitably sell power into competitive markets.

         The decommissioning and decontamination of nuclear power plants is a growing business that the Company believes will see significant additional demand in the future. This business consists of shutting down and safely removing a facility from service while reducing the residual radioactivity to a level that permits release of the property for unrestricted use and termination of the license. The recent trend appears to be toward shutdown. The EIA estimates that of the 97 gigawatts of domestic nuclear capacity available in 1998, 40 gigawatts are projected to be retired by 2020, and no new plants are expected to be constructed. The Company believes this trend toward shutdown is being driven by deregulation (many nuclear plants are not cost-competitive in a deregulated market), negative public perception of nuclear plants and limited storage space for spent nuclear fuel. According to the U.S. Nuclear Regulatory Commission, decontamination and decommissioning work is ongoing at six plants and is planned for an additional 12 plants. The Company believes that decommissioning and decontamination costs can be as high as $500 million per facility.

         Shaw's Services. Approximately $1.3 billion, or 67%, of the Company's backlog as of August 31, 2000, consists of work in the power generation industry. The Company is the largest supplier of fabricated piping systems for power generation facilities in the United States and a leading supplier worldwide, having installed piping systems in over 375 power plants with an aggregate generation capacity in excess of 200,000 megawatts. Piping system integration can account for as much as 40% of the total man-hours associated with constructing a power generation or materials processing facility. As a result of the Company's acquisition of Stone & Webster, a company which has concentrated on the power sector since its formation in 1889, Shaw also provides a full range of engineering, procurement and construction services to power projects on a global basis. In addition, the Company provides system-wide maintenance and modification services to existing power plants. These projects can include upgrading emission control systems and redesigning facilities to allow use of alternative fuels. The Company attempts to concentrate on more complicated, non-commodity type projects, where its technology, historical know-how and project management skills can add value to the project.

         The Company has a leading position in the growing decommissioning and decontamination business for nuclear power plants. The Company is particularly well positioned to participate in this market given its expertise in the nuclear arena. Stone & Webster built 17 nuclear facilities in the 1970s and 1980s and has performed work in 99 of the 104 nuclear power plants located in the U.S. The Company has performed decommissioning and decontamination services for the Maine Yankee Power Plant, Connecticut Yankee Haddam Neck Station, Dresden No. 1, Yankee Rowe, Shoreham Nuclear, U.S. Army Materials Laboratory Research Reactor and various facilities at the Savannah River Site.

Process

         Industry Overview. The Company's process work includes work for customers primarily in the chemical, petrochemical and refining industries. Demand in processing industries has declined in recent years as a result of decreased spending by chemical, petrochemical and refining companies and a downturn in the Asian economy. To the extent the outlook for this sector improves, the Company expects to see increased activity in its processing work. In the petrochemical field, the Company has particular expertise in the construction of ethylene plants which convert gas and/or liquid hydrocarbon feedstocks into ethylene, the source of many higher-value chemical products, including packaging, pipes, polyester, antifreeze, electronics, tires and tubes. The demand for Shaw's services in the refining industry has been driven by refiners' need to process a broader spectrum of crude and to produce a greater number of products. While the refining process is largely a commodity activity, the configuration of each refinery depends on the grade of crude feedstock available, desired mix of end products and trade-offs between capital costs and operating costs. In addition, increasingly stringent environmental regulations, including significantly reduced emissions allowances required by the Clean Air Act, have increased retrofit activity. Demand for the Company's process services in the U.S. consists primarily of maintenance and retrofit work, with the possibility for new construction as demand increases.

         Shaw's Services. Approximately $336 million, or 18%, of the Company's backlog at August 31, 2000 consisted of work for chemical, petrochemical and refining customers. In process facilities, piping systems are the critical path through which raw or feedstock materials travel to be converted from one form of matter to another. The Company fabricates fully-integrated piping systems as well as providing a complete suite of engineering, procurement and construction services for these customers around the world. Shaw's chemical customers include BASF, Air Products & Chemicals, Albemarle, Bayer and Dow Chemical. The Company's primary work in the petrochemical industry involves the construction of plants which produce ethylene. Through the Company's acquisition of Stone & Webster, Shaw is one of the leading companies in the ethylene segment of the petrochemical processing industry and has supplied process technology for 35% of the world's ethylene capacity constructed since 1995. While a number of the Company's competitors in the refining sector own competitive process technologies, Shaw's strength is in proprietary technologies which convert low-value, heavy crude into more value added products. The Company's technology has been used in over 80 refineries around the world. The Company also undertakes related work in the gas processing field, including propane dehydrogenation facilities, gas treatment facilities, liquified natural gas plants and cryogenic processes.

Environmental and Infrastructure

         Industry Overview. Federal, state and local governmental entities are the primary customers for Shaw's engineering, procurement and construction services for the environmental and infrastructure sectors. Within these sectors, the Company performs environmental remediation services and work on transportation and water and wastewater facilities projects. Demand for the Company's environmental remediation services is driven by federal, state and local laws and regulations and enforcement activity. Similarly, demand for Shaw's services in the water and wastewater business is driven largely by local government spending to maintain, upgrade or expand water and wastewater processing capacity.

         Demand in the transportation infrastructure sector is driven by governmental appropriation programs, which are typically multi-year in scope. The Transportation Equity Act for the 21st Century is an infrastructure investment appropriations bill enacted by the U.S. Congress that earmarks $177 billion for highway construction and $41 billion for transit spending over the fiscal 1998-2003 period. In addition, Congress passed the Aviation Investment and Reform Act for the 21st Century, which provides for $12 billion in construction spending over four years to support the Federal Aviation Administration (FAA)'s Airport Improvement Program.

         Shaw's Services. Approximately $254 million, or 13%, of the Company's backlog at August 31, 2000 consisted of projects in the environmental and infrastructure markets. Shaw's environmental projects are largely for governmental entities. Typical projects include work for the U.S. Department of Energy (DOE) and Department of Defense (DOD). For the DOE, the Company is working on several former nuclear-weapons production facilities where Shaw provides engineering, construction and construction management for environmental remediation activities. For the DOD, the Company is involved in projects at several superfund sites under programs managed by the U.S. Army Corps of Engineers. The Company is also continuing work for the DOD under a five-year chemical weapons demilitarization contract with the U.S. Army. This work includes designing several neutralization facilities, as well as evaluating new technologies for the destruction of weapons stockpiles.

         In the infrastructure arena, the Company's work consists of transportation and water projects. The Company has particular expertise in rail transit systems, including subways, and also participates in selected tunnel, bridge, airport and highway projects. In the water sector, the Company provides engineering and construction management services to local government agencies, often in alliances with other firms. Recent projects include: construction management for the Metro West Water Supply Tunnel in Massachusetts; construction management for a leachate migration system at the Fresh Kills landfill in New York; and engineering and construction for a membrane water treatment plant in Florida.

Sales by Industry and Geographic Region

         The Company's sales by industry in its two most recent fiscal years approximated the following amounts:

                                                    YEAR ENDED AUGUST 31,
                                                    ---------------------
         INDUSTRY                                      2000       1999
         --------                                   ----------   --------
                                                    (DOLLARS IN MILLIONS)
         Power Generation                           $    329.8   $ 161.8
         Process Industries                              324.0     271.1
         Environmental and Infrastructure                 22.8        --
         Other Industries                                 86.1      61.1
                                                    ----------   -------
                                                    $    762.7   $ 494.0
                                                    ==========   =======

         Process industries include chemical and petrochemical processing and crude oil refining sales, and other industries include oil and gas exploration and production sales. In prior years these industries were reported separately.

         The major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has been that downturns in one of its sectors may be mitigated by opportunities in others.

         The Company's sales by geographic region in its two most recent fiscal years approximated the following amounts:

                                        YEAR ENDED AUGUST 31,
                                        ---------------------
          GEOGRAPHIC REGION               2000         1999
         -------------------            ---------    --------
                                        (DOLLARS IN MILLIONS)
         United States                  $   591.8    $  366.2
         Europe                              65.2        49.7
         Far East/Pacific Rim                51.0        41.1
         South America                       29.8        18.7
         Other                               20.5         8.1
         Middle East                          4.4        10.2
                                        ---------    --------
                                        $   762.7    $  494.0
                                        =========    ========

         Prior to February 1994, the Company conducted its international business exclusively from its plants in the United States. Critical or high pressure piping systems are typically fabricated in industrialized nations that tend to have greater capacity for manufacturing piping that satisfies stringent tolerance and consistency requirements. United States pipe fabricators have generally fabricated these systems more efficiently than their Western European and Japanese competitors due to lower labor costs and greater availability of raw materials. However, geographical sourcing requirements, local labor rates and transportation considerations may make it difficult for Shaw to use its domestic facilities to compete on many international projects, particularly those involving non-critical piping systems. Therefore, the Company has established facilities abroad to allow Shaw to bid more competitively for international projects. The Company currently performs the majority of its international work from its facilities in Venezuela, the United Kingdom, Canada, Australia and Bahrain.

         In November 1993, the Company entered into a joint-venture agreement to construct and operate a fabrication facility in Bahrain. Shaw's joint venture partner is Abdulla Ahmed Nass, a Bahrainian industrialist. The Company's Bahrainian joint-venture facility is one of the first modern pipe fabrication facilities in the Middle East and has received the Gulf States Certification from the Gulf Cooperation Council. The Gulf States Certification enables the joint venture to export products to other Arab countries without paying additional tariffs. In fiscal 2000, the joint venture had sales of approximately $18.7 million and the Company's share of the joint venture's net income was approximately $1,194,000.

         In the future, the Company's pursuit of joint-venture relationships to conduct foreign operations will be determined on a case-by-case basis depending on market, operational, legal and other relevant factors.

BACKLOG

         The Company defines its backlog as a "working backlog," which includes projects for which Shaw has received a commitment from its customers. This commitment typically takes the form of a written contract for a specific project, a purchase order or a specific indication of the amount of time or material the Company needs to make available for a customer's anticipated project. In certain instances the engagement is for a particular product or project for which the Company estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Shaw's backlog for maintenance work is derived from maintenance contracts and Shaw's customers' historic maintenance requirements. The Company estimates that its backlog was approximately $1.9 billion at August 31, 2000. Shaw's backlog does not include revenues the Company may earn through EntergyShaw or the ethylene project in Nanjing, China. The Company estimates that approximately 49%, of its backlog at August 31, 2000 will be completed in fiscal 2001.

         Approximately $350 million, or 18%, of the Company's backlog at August 31, 2000 was attributable to a contract with General Electric that requires the Company to fabricate at least 90% of the pipe necessary to install the combined-cycle gas turbines to be built by General Electric domestically through 2004. Approximately 40% of the backlog related to the General Electric contract is for power generation projects for which General Electric has been engaged and for which Shaw has received a work release or has been notified that a work release is pending. The balance is for work for which General Electric has requested that the Company reserve capacity. The Company cannot provide any assurance, however, that all of these projects will be constructed or that they will be completed in their currently anticipated time frame.

         Many of the Company's contracts provide for cancellation fees in the event projects in backlog are canceled by customers. However, the Company typically has no contractual right to the total revenues reflected in its backlog. These cancellation fees usually provide for reimbursement of Shaw's out-of-pocket costs, revenue associated with work performed to date and a varying percentage of the profits the Company would have realized had the contract been completed. In addition to cancellation risks, projects may remain in Shaw's backlog for extended periods of time.

         The following table breaks out the Company's backlog in the following industry sectors and geographic regions for the periods indicated and includes backlog associated with its acquisition of Stone & Webster:

                                                                   AT AUGUST 31,
                                                 -----------------------------------------------
                                                            2000                    1999
                                                 ------------------------   --------------------
                                                 IN MILLIONS         %      IN MILLIONS     %
                                                 -----------     --------   -----------   ------
       INDUSTRY SECTOR
       Power Generation                          $   1,276.3           67%  $     526.9       64%
       Process Industries                              335.5           18         250.3       31
       Environmental and Infrastructure                253.9           13            --       --
       Other Industries                                 47.9            2          41.1        5
                                                 -----------     --------   -----------   ------
                                                 $   1,913.6          100%  $     818.3      100%
                                                 ===========     ========   ===========   ======
       GEOGRAPHIC REGION
       Domestic                                  $   1,527.4           80%  $     613.8       75%
       International                                   386.2           20         204.5       25
                                                 -----------     --------   -----------   ------
                                                 $   1,913.6          100%  $     818.3      100%
                                                 ===========     ========   ===========   ======

         The Company's backlog is largely a reflection of the broader economic trends being experienced by its customers and is important to Shaw in anticipating its operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits. See "Risk Factors" in Item 7 of this Form 10-K.

TYPES OF CONTRACTS

         The Company intends to focus its activities on cost reimbursable and negotiated lump-sum work with well-established clients. The Company believes these types of contracts reduce Shaw's exposure to unanticipated and unrecoverable cost overruns. Negotiated lump-sum contracts are obtained by direct negotiation rather than on a competitive bid basis. The Company has entered into fixed price, lump-sum or unit price contracts on a significant number of its domestic piping contracts and substantially all of its international piping projects. In addition, approximately 35% of the contract value the Company assumed in the Stone & Webster acquisition relates to fixed price or lump-sum contracts. Under fixed, maximum or unit price contracts, Shaw agrees to perform the contract for a fixed price and as a result, benefits from costs savings, but is unable to recover any cost overruns. Under certain negotiated lump-sum contracts, the Company shares with the customer any savings up to a negotiated ceiling price and carries some or all of the burden of costs exceeding the negotiated ceiling price. Contract prices are established based in part on cost estimates which are subject to a number of assumptions, such as future economic conditions. If these estimates prove inaccurate, or circumstances change, cost overruns can occur which could have a material adverse effect on the Company's business and results of its operations. Shaw's profit for these projects could decrease, or the Company could experience losses, if the Company is unable to secure fixed pricing commitments from its suppliers at the time the contracts are executed or if Shaw experiences cost increases for material or labor during the performance of the contracts.

         In addition, the Company has several significant projects for agencies of the U.S. Government. Generally, U.S. Government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government's convenience and with payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the Company generally receives some allowance for profit on the work performed. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government business is subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

         The Company's alliance agreements expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for annual price adjustments. Alliance agreements allow Shaw's customers to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power, chemical and refinery projects. In addition, while these agreements do not typically contain committed volumes, the Company believes that these agreements provide Shaw with a steady source of new projects and help minimize the impact of short-term pricing volatility.

CUSTOMERS AND MARKETING

         The Company's customers are principally major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers. For the year ended August 31, 2000, sales to a customer were $85.0 million, or 11% of sales. Additionally, for the years ended August 31, 2000 and 1999, sales to a different customer amounted to $83.4 million (11% of sales) and $67.7 million (14% of sales), respectively. For the year ended August 31, 1998, sales to another customer totaled $51.7 million, or 10% of sales.

         Shaw conducts its marketing efforts principally through a sales force comprised of 48 employees at August 31, 2000. In addition, the Company engages independent contractors to cover certain customers and territories. Shaw pays its sales force a base salary plus, when applicable, an annual bonus, while Shaw pays independent contractors commissions.

RAW MATERIALS AND SUPPLIERS

         The Company's principal raw materials for its pipe fabrication operations are carbon steel, stainless steel and other alloy piping, which Shaw obtains from a number of domestic and foreign primary steel producers. The market for most raw materials is extremely competitive and Shaw's relationships with its suppliers are good. Certain types of raw materials, however, are available from only one or a few specialized suppliers. The Company's inability to obtain materials from these suppliers could jeopardize Shaw's ability to timely complete a project or realize a profit.

         The Company purchases directly from manufacturers, or manufactures itself, a majority of its pipe fittings. This generally lowers Shaw's pipe fabrication costs. Because of the volume of piping the Company purchases, Shaw is often able to negotiate advantageous purchase prices. If a manufacturer is unable to deliver the materials according to the negotiated terms, the Company may be required to purchase the materials from another source at a higher price. Shaw keeps items in stock at each of its facilities and transports items between its facilities as required. The Company obtains more specialized materials from suppliers when required for a project.

         For the Company's engineering, procurement and construction services, Shaw often relies on third party equipment manufacturers as well as third-party subcontractors to complete its projects. Shaw is not substantially dependent on any individual third party for these operations.

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

PATENTS, TRADEMARKS AND LICENSES

         The Company considers its design and project control systems, SHAW-DRAW(TM) and SHAW-MAN(TM), to be proprietary information of the Company. Additionally, through Stone & Webster, the Company believes that it has a leading position in technology associated with the design and construction of plants which produce ethylene, which the Company protects and develops with patent registrations, license restrictions, and a research and development program.

COMPETITION

         In pursuing piping engineering and fabrication projects, the Company experiences significant competition from competitors in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators while, internationally, Shaw's principal competitors are divisions of large industrial firms. Some of Shaw's competitors, primarily in the international sector, have greater financial and other resources than the Company.

         In the Company's engineering, procurement and construction operations, Shaw has numerous regional, national and international competitors, many of which have greater financial and other resources than the Company. Moreover, Shaw is a recent entrant into this business, and many of its competitors also possess substantially greater experience, market knowledge and customer relationships than the Company.

EMPLOYEES

         At August 31, 2000, the Company employed approximately 10,500 full-time employees, 3,340 of whom are represented by unions. Of the total employees, 352 worked in the Company's wholly-owned subsidiaries in Venezuela, 351 worked in Canada, 838 worked in the United Kingdom and 38 worked in Australia. In 1998, a five-year agreement was reached between the Company and a union whereby several of the Company's subsidiaries in the United States are represented by local affiliates of the union.

ENVIRONMENTAL

         The Company is subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of waste materials and health and safety. These laws and regulations generally impose limitations and standards for certain pollutants or waste materials to obtain a permit and comply with various other requirements. The Company's projects often involve nuclear, hazardous and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of federal, state or local statutes, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require the Company to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on the Company, or revoke or deny the issuance or renewal of operating permits, for failure to comply with applicable laws and regulations. In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws, the Company may be required to investigate and remediate hazardous substances. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis of allocation. The Company has not been notified that it is a potentially responsible party under CERCLA or any comparable state law at any site. The principal federal environmental legislation affecting the Company's environmental/infrastructure division of the Company's principal engineering subsidiary and its clients include: the National Environmental Policy Act of 1969 ("NEPA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Clean Air Act, the Federal Water Pollution Control Act and the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). The Company's foreign operations are also subject to various requirements governing environmental protection.

         The environmental, health and safety laws and regulations to which the Company is subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on the Company in the future. The Company believes that it is in substantial compliance with all applicable environmental, health and safety laws and regulations. However, with respect to environmental matters, the Company has not conducted environmental audits of all of its properties, including the assets acquired from Stone & Webster. To date, the Company's costs with respect to environmental compliance have not been material, and the Company does not anticipate any material environmental liability.

ITEM 2.  PROPERTIES

         The principal properties of the Company at August 31, 2000 are as follows:

    LOCATION                            DESCRIPTION                                        SQUARE FEET
    --------                            -----------                                        -----------
Baton Rouge, LA                  Corporate Headquarters                                     58,000(2)(3)
Laurens, SC                      Pipe Fabrication Facility                                 200,000(2)
Prairieville, LA                 Pipe Fabrication Facility                                  60,000(1)
Shreveport, LA                   Pipe Fabrication Facility                                  65,000
West Monroe, LA                  Pipe Fabrication Facility                                  70,000
Walker, LA                       Pipe Fabrication Facility                                 154,000(2)
Maracaibo, Venezuela             Pipe Fabrication Facility                                  45,000
Tulsa, OK                        Pipe Fabrication Facility                                 158,600(2)
Clearfield, UT                   Pipe Fabrication Facility                                 335,000(1)
Houston, TX                      Pipe Fabrication Facility                                  12,000
Troutville, VA                   Pipe Fabrication Facility                                 150,000(1)
Derby, U.K.                      Pipe Fabrication Facility                                 200,000(1)
Wolverhampton, U.K.              Pipe Fabrication Facility                                  43,000(1)
Baton Rouge, LA                  Distribution Facility                                      30,000(1)
Shreveport, LA                   Piping Components and Manufacturing Facility              385,000
Houston, TX                      Pipe Fittings Distribution Facility                       107,000(1)
Boston, MA                       Office Building                                           309,000(1)(5)
Houston, TX                      Office Building                                           320,000(2)(3)(4)

(1)      Leased facility.

(2)      Encumbered with debt.

(3)      A portion is leased to outside tenants.

(4) The Company is currently negotiating the sale of Houston office building and considers the building an asset held for sale.

(5) The Company expects to vacate this office building and move to another facility in Boston in early 2001.

         The Bahrain joint venture leases a 94,000 square foot pipe fabrication facility in Manama, Bahrain.

         In addition to the foregoing, the Company occupies other owned and leased facilities in various cities, which are not considered principal properties. The Company considers each of its current facilities to be in good operating condition and adequate for its present use.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been and may from time to time be named as defendants in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites and other actions that arise in the normal course of business, including employment-related claims and contractual disputes. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by the Company's subsidiaries. Although the outcome of certain of these matters cannot be predicted, management believes based upon information currently available, that none of such lawsuits, if adversely determined, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2000.

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

                                                                     HIGH                LOW
                                                                     ----                ---
Fiscal year ended August 31, 1999
  First quarter                                                    $10 5/8            $ 6 13/16
  Second quarter                                                    15 7/16             7 5/16
  Third quarter                                                     14 9/16            11 9/16
  Fourth quarter                                                    21 3/8             12 5/16

Fiscal year ended August 31, 2000
  First quarter                                                    $24                $19
  Second quarter                                                    27 15/16           20 1/4
  Third quarter                                                     44 15/16           24 5/8
  Fourth quarter                                                    55 11/16           37 3/8

Fiscal year ending August 31, 2001
  First quarter (through November 16, 2000)                        $93                $54 1/2

         The closing sale price of the Common Stock on November 16, 2000, as reported on the NYSE, was $80 per share. As of November 16, 2000, the Company had 86 shareholders of record.

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

         On July 12, 2000, the Company issued an aggregate of 43,445 shares of its Common Stock in exchange for certain assets and liabilities of PPM Contractors, Inc. ("PPM"). The Common Stock was issued to the former shareholders of PPM pursuant to Regulation D under the Securities Act of 1933, as amended, and was valued at an aggregate of approximately $2.0 million as of the date of exchange.

         Effective July 14, 2000, the Company purchased most of the operating assets of Stone & Webster for $37.6 million in cash, 2,231,773 shares of its Common Stock (valued at approximately $105 million at closing) and the assumption of approximately $685 million of liabilities, subject to adjustment pending the resolution of certain claims arising from the Stone & Webster bankruptcy proceedings. The asset purchase was concluded as part of a proceeding under Chapter 11 of the U.S. Bankruptcy Code. The Common Stock was issued to Stone & Webster and certain of its subsidiaries pursuant to Regulation D under the Securities Act of 1933, as amended.

         On November 13, 2000, the Company announced that its Board of Directors had authorized a two-for-one stock split of its Common Stock payable on December 15, 2000, to shareholders of record on December 1, 2000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data of the Company on a consolidated basis. The selected historical consolidated financial data for each of the three fiscal years in the period ended August 31, 2000 presented below have been derived from the Company's audited consolidated financial statements. Such data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information has been restated to exclude discontinued operations.


                                                                         YEAR ENDED AUGUST 31,
                                                 ----------------------------------------------------------------------
                                                     2000           1999           1998          1997          1996
                                                 -----------    ------------   ------------   ------------   ------------
                                                     (2)                           (3)           (4)(7)       (5)(6)(7)
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
Sales                                            $    762,655   $    494,014   $    501,638   $    335,734   $    248,969
                                                 ============   ============   ============   ============   ============

Income from continuing operations                $     30,383   $     18,121   $     16,232   $     14,300   $      6,915
                                                 ============   ============   ============   ============   ============

Basic income per common share from
   continuing operations (1)                     $       2.05   $       1.52   $       1.29   $       1.23   $       0.71
                                                 ============   ============   ============   ============   ============

Diluted income per common share from
   continuing operations (1)                     $       1.97   $       1.47   $       1.26   $       1.20   $       0.69
                                                 ============   ============   ============   ============   ============

CONSOLIDATED BALANCE SHEETS
Total assets                                     $  1,335,083   $    407,062   $    389,844   $    262,459   $    218,503
                                                 ============   ============   ============   ============   ============

Long-term debt obligations,
   net of current maturities                     $    254,965   $     87,841   $     91,715   $     39,039   $     36,840
                                                 ============   ============   ============   ============   ============

Cash dividends declared per common share         $         --   $         --   $         --   $         --   $         --
                                                 ============   ============   ============   ============   ============


(1) Earnings per share amounts for fiscal 1996 and 1997 have been restated for the adoption of Statement of Financial Standards No. 128, "Earnings Per Share."

(2) Includes the acquisitions of certain assets of PPM and Stone & Webster in fiscal 2000. See Note 3 of Notes to Consolidated Financial Statements.

(3) Includes the acquisitions of certain assets of Prospect Industries plc, Lancas, C.A., Cojafex and Bagwell in fiscal 1998. See Note 3 of Notes to Consolidated Financial Statements.

(4) Includes the acquisitions of Pipe Shields Incorporated and United Crafts, Inc. and certain assets of MERIT Industrial Constructors, Inc. in fiscal 1997.

(5) Restated to account for the acquisition of NAPTech, Inc., which was completed on January 27, 1997, and which was accounted for using the pooling-of-interests method of accounting.

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

GENERAL

         The Company is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. While approximately 67% of Shaw's backlog at August 31, 2000 was attributable to the power generation industry, the Company also does work in the process industries and the environmental and infrastructure sectors. The Company's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has been that downturns in one of its sectors may be mitigated by opportunities in others.

         The acquisition by the Company of Stone & Webster in July 2000 has more than doubled the size of the Company, increasing significantly the Company's engineering, procurement and construction businesses, and will significantly impact the Company's operations and its working capital requirements. For additional information regarding the Stone & Webster acquisition, please see
Item 1 -- "Business," "-- Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements.

         As of August 31, 2000 and giving effect to the Stone & Webster acquisition, the Company's backlog was approximately $1.9 billion, of which 67% was attributable to power generation, 18% was attributable to processing and 13% was attributable to its environmental and infrastructure work. The Company estimates that approximately 49%, of its backlog at August 31, 2000 will be completed in fiscal year 2001. The Company's backlog is largely a reflection of the broader economic trends experienced by its customers and is important to Shaw in anticipating its operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits. See "-- Risk Factors" and Item 1 -- "Business -- Backlog."

RECENT ACQUISITIONS AND DISPOSALS

Stone & Webster Acquisition

         On July 14, 2000, the Company purchased most of the operating assets of Stone & Webster for $37.6 million in cash, 2,231,773 shares of its Common Stock (valued at approximately $105 million at closing) and the assumption of approximately $685 million of liabilities, subject to adjustment pending the resolution of certain claims arising from the Stone & Webster bankruptcy proceedings. The Company also incurred approximately $6 million of acquisition costs. Stone & Webster is a leading global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. Stone & Webster was formed in 1889 and has focused on the power generation industry for most of its existence. Stone & Webster's capabilities complement and enhance Shaw's traditional strengths in project execution and pipe fabrication and enables the Company to deliver a more complete, cost-effective package of products and services to its power and process customers. This acquisition has more than doubled the size of the Company, increasing significantly its engineering, procurement and construction businesses, and will significantly impact its operations and its working capital requirements.

Other Acquisitions

         On July 12, 2000, the Company completed the acquisition of certain assets and liabilities of PPM. PPM's primary business is providing sandblasting and painting services to industrial customers. In connection with the acquisition, the Company issued 43,445 shares of its Common Stock valued at approximately $2.0 million.

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

         On January 15, 1998, the Company purchased all of the outstanding capital stock of Lancas, C.A. ("Lancas"), a construction company in Punto Fijo, Venezuela for approximately $2.7 million in cash and acquisition costs, net of cash received.

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

         See Note 3 of Notes to Consolidated Financial Statements for discussions regarding these acquisitions.

Disposals

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; its 66% interest in Inflo Control Systems Limited ("Inflo"), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. Proceeds from the sale of these operations totaled approximately $1.2 million in net cash and notes receivable of approximately $7.4 million, which resulted in a net gain on the disposal of $2.6 million, net of tax. The results of these operations have been classified as discontinued operations in the consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $7.7 million in 1998. See Note 18 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table presents certain income and expense items as a percentage of sales for the years ended August 31, 2000, 1999 and 1998:

                                                                  YEAR ENDED AUGUST 31,
                                                               ----------------------------
                                                                2000       1999       1998
                                                               ------     ------     ------
Sales                                                           100.0%     100.0%     100.0%
Cost of sales                                                    83.3       81.0       84.1
                                                               ------     ------     ------
  Gross profit                                                   16.7       19.0       15.9
General and administrative expenses                               9.8       12.2        9.7
                                                               ------     ------     ------
  Operating income                                                6.9        6.8        6.2
Interest expense                                                 (1.0)      (1.8)      (1.7)
Other income, net                                                 0.1        0.3        0.1
                                                               ------     ------     ------
  Income before income taxes                                      6.0        5.3        4.6
Provision for income taxes                                        2.2        1.8        1.4
                                                               ------     ------     ------
Income from continuing operations before earnings (losses)
  from unconsolidated entity                                      3.8        3.5        3.2
Earnings (losses) from unconsolidated entity                      0.2        0.2         --
                                                               ------     ------     ------
  Income from continuing operations                               4.0        3.7        3.2
Discontinued operations, net of tax:
  Operating results                                                --         --        0.1
  Net gain on disposals                                            --         --        0.5
                                                               ------     ------     ------
Income before extraordinary item and cumulative effect of
  change in accounting principle                                  4.0        3.7        3.8
Extraordinary item for early extinguishment of debt,
  net of taxes                                                   (0.1)        --         --
Cumulative effect on prior years of change in accounting for
  start-up costs, net of taxes                                     --         --         --
                                                               ------     ------     ------
Net income                                                        3.9%       3.7%       3.8%
                                                               ======     ======     ======

FISCAL 2000 COMPARED TO FISCAL 1999

         Revenues increased 54.4% to $762.7 million in fiscal 2000 from $494.0 million in fiscal 1999. Revenues from both of the Company's business segments increased with the pipe services segment reflecting a $254.9 million increase or 57%. Approximately $111 million of the revenue increase was generated by the newly acquired Stone & Webster businesses (see Note 3 of Notes to Consolidated Financial Statements). Revenues from the manufacturing segment increased $13.6 million or a 29% increase. The Company anticipates significantly higher revenue volumes in the pipe services segment next year compared to fiscal 2000 due to Stone & Webster. Gross profit increased 35.4% to $127.1 million in fiscal 2000 from $93.8 million in fiscal 1999 due to the growth in revenue volume during the year.

         The Company's sales to customers in the following geographic regions approximated the following amounts and percentages:

    GEOGRAPHIC REGION                 FISCAL 2000               FISCAL 1999
   -------------------       --------------------------   -------------------------
                             (IN MILLIONS)       %        (IN MILLIONS)       %
                             -------------   ----------   -------------  ----------
United States                  $    591.8          77.6%   $    366.2          74.1%
Europe                               65.2           8.5          49.7          10.1
Far East/Pacific Rim                 51.0           6.7          41.1           8.3
South America                        29.8           3.9          18.7           3.8
Other                                20.5           2.7           8.1           1.6
Middle East                           4.4            .6          10.2           2.1
                               ----------    ----------    ----------    ----------
                               $    762.7         100.0%   $    494.0         100.0%
                               ==========    ==========    ==========    ==========

         Revenues from domestic projects increased $225.6 million, or 62%, from $366.2 million for fiscal 1999 to $591.8 million for fiscal 2000. Increases were experienced in all domestic industry sectors, with power generation sales accounting for the majority of the increase. Revenues from international projects increased $43.1 million, or 34%, from $127.8 million for fiscal 1999 to $170.9 million for fiscal 2000. All international industry sectors reflected sales increases over fiscal 1999 amounts, with the primary increases being in crude oil refining revenues (part of the process industries sector) and the power generation sector. For the year ended August 31, 2000, virtually all European sector sales were to the United Kingdom. European inquiries remain strong, particularly in Spain. Sales increased in the Far East/Pacific Rim region due to work performed by the acquired Stone & Webster businesses. Bidding activity has increased in certain Far East/Pacific Rim countries, such as China, Taiwan and Malaysia. Additionally, on August 28, 2000, the Company announced the execution of a letter of intent for the construction of a $425 million 600,000 metric ton-per-year ethylene plant in China. Even though fiscal 2000 sales in the South American region increased over the prior year and inquiries are active, the Company's short-term outlook is uncertain in this region due to general economic conditions and, particularly with respect to Venezuela, political conditions. The Company continues to believe that the European, Far East/Pacific Rim, South American and Middle East markets present significant long-term opportunities for the Company.

         The Company's sales to customers in the following industries approximated the following amounts and percentages:

     INDUSTRY SECTOR                                        FISCAL 2000                FISCAL 1999
     ---------------                                --------------------------   -------------------------
                                                    (IN MILLIONS)       %        (IN MILLIONS)      %
                                                    ------------    ----------   -------------  ----------
      Power Generation                                $    329.8          43.2%   $    161.8          32.8%
      Process Industries                                   324.0          42.5         271.1          54.9
      Other Industries                                      86.1          11.3          61.1          12.3
      Environmental and Infrastructure                      22.8           3.0            --            --
                                                      ----------    ----------    ----------    ----------
                                                      $    762.7         100.0%   $    494.0         100.0%
                                                      ==========    ==========    ==========    ==========

         Process industries sector sales include revenues from the chemical and petrochemical and crude oil refining industries, which in prior years have been reported separately. Other industries sales include revenues from the oil and gas exploration and production industry, which in prior years was reported separately.

         Revenues from power generation projects increased both domestically and internationally. Sales related to domestic power projects increased due to additional work performed for United States customers, including the previously announced $300 million, five-year contract for General Electric. International power generation revenue increases resulted from work performed by the newly acquired Stone & Webster businesses. Revenues from power generation projects should continue to increase to the extent the Company begins performing work for EntergyShaw in fiscal 2001. Process industries sector sales also increased both domestically and internationally over 1999 revenues, principally due to sales to the crude oil refining industry. Environmental and infrastructure sales are primarily domestic and were generated by the newly acquired Stone & Webster businesses.

         The gross profit margin for the year ended August 31, 2000, decreased to 16.7% from 19.0% for the same period the prior year. The Company is involved in numerous projects, all of which affect gross profit in various ways, such as product mix, pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on where the work is performed), and constant monitoring of percentage of completion calculations. The Company's gross profit margin has been declining due to the Company's increase in revenues related to its erection and maintenance services and the inclusion of Stone & Webster's procurement and construction activities, which generally carry lower margins than fabrication work. The Company expects this to continue during fiscal 2001 as a result of the impact on the Company's product mix driven primarily by the Stone & Webster businesses.

         General and administrative expenses were $74.3 million for fiscal 2000, up 24% from $60.1 million for fiscal 1999. Approximately $5.3 million of the increase resulted from Stone & Webster activity since the acquisition. The remaining increase resulted primarily from higher sales levels and other normal business expenses. As a percentage of sales, however, general and administrative expenses decreased to 9.8% for the year ended August 31, 2000 from 12.2% for the year ended August 31, 1999. General and administrative expenses will increase in fiscal 2001 due to Stone & Webster; however, the Company expects a continual decline in these expenses as a percentage of sales.

         Interest expense for the year ended August 31, 2000 was $8.0 million, compared to $8.6 million for the prior fiscal year. Interest expense varies from year to year due to the level of borrowings and interest rate fluctuations on variable rate loans. Prior to the Stone & Webster acquisition and the new credit facility discussed in "-- Liquidity and Capital Resources" and Note 8 of the Notes to Consolidated Financial Statements, interest on the primary line of credit had decreased approximately $1.3 million in fiscal year 2000, compared to the same period in fiscal 1999, due to lower borrowings partially offset by higher interest rates. Borrowings after the Stone & Webster acquisition on the new credit facility added approximately $1.1 million of additional interest costs in fiscal 2000. The remaining $400,000 decrease relates to paydowns of debt, offset by interest on assumed Stone & Webster debt.

         The Company's effective tax rates for the years ended August 31, 2000 and 1999 were 35.9% and 33.1%, respectively. The change in the tax rates relate primarily to the mix of foreign (including foreign export sales) versus domestic work. Based on the Company's current mix of foreign and domestic work coupled with an increase in nondeductible goodwill amortization from the Stone & Webster acquisition, the effective tax rate for fiscal 2001 is expected to be higher than that incurred for the year ended August 31, 2000.

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues decreased slightly to $494.0 million in fiscal 1999 from $501.6 million in fiscal 1998. Revenues in the pipe services segment reflected a nominal growth of $.8 million or .1% while the manufacturing segment reflected a decrease of $8.5 million or 15%. The Company believes that part of the decline in the manufacturing segment revenues was attributable to the price declines due to foreign producers of stainless pipe fittings flooding their products in the U.S. market. Gross profit increased 17.8% to $93.8 million in fiscal 1999 from $79.6 million in fiscal 1998. These variances are discussed below.

         The Company's sales to customers in the following geographic regions approximated the following amounts and percentages:

GEOGRAPHIC REGION                FISCAL 1999                       FISCAL 1998
-------------------    ------------------------------    ------------------------------
                       (IN MILLIONS)           %         (IN MILLIONS)          %
                       -------------    -------------    -------------    -------------
United States          $       366.2             74.1%   $       286.5             57.1%
Far East/Pacific Rim            41.1              8.3            100.6             20.0
Europe                          49.7             10.1             55.8             11.1
South America                   18.7              3.8             31.9              6.4
Middle East                     10.2              2.1             18.4              3.7
Other                            8.1              1.6              8.4              1.7
                       -------------    -------------    -------------    -------------
                       $       494.0            100.0%   $       501.6            100.0%
                       =============    =============    =============    =============

         Revenues from domestic projects increased $79.7 million, or 28%, from $286.5 million for fiscal 1998 to $366.2 million for fiscal 1999. Increases were experienced in all domestic industry sectors. Revenues from international projects decreased $87.3 million, or 41%, from $215.1 million for fiscal 1998 to $127.8 million for fiscal 1999. The decline in international sales was primarily attributable to decreases in activity in the power generation sector in the Far East/Pacific region and in the crude oil refining industries in South America and the Middle East and in the chemical processing industries in South America.

         The Company's sales to customers in the following industries approximated the following amounts and percentages:

INDUSTRY SECTOR                   FISCAL 1999                       FISCAL 1998
---------------        ------------------------------    ------------------------------
                       (IN MILLIONS)          %          (IN MILLIONS)          %
                       -------------    -------------    -------------    -------------
Power Generation       $       161.8             32.8%   $       193.5             38.6%
Process Industries             271.1             54.9            258.9             51.6
Other Industries                61.1             12.3             49.2              9.8
                       -------------    -------------    -------------    -------------
                       $       494.0            100.0%   $       501.6            100.0%
                       =============    =============    =============    =============

         Process industries sector sales include revenues from the chemical and petrochemical and crude oil refining industries, which in prior years have been reported separately. Other industries sales include revenues from the oil and gas exploration and production industry, which in prior years was reported separately.

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

         Revenues from the process industries increased in fiscal 1999 over the prior year by $12.2 million. Revenues from the chemical processing industries increased $8.4 million due to increased domestic activity offset in part by decreased international activity. The decrease in international chemical processing revenues was due primarily to weak activity in the South American region as a result of general economic conditions. Revenues from the crude oil refining industry for fiscal 1999 increased over the prior year $25.4 million due to increases in domestic project activity exceeding declines in international project activity. Domestically, activity was positively impacted by a large construction project for a refinery in Norco, Louisiana that accounted for approximately 14% of the Company's revenues in fiscal 1999. The Company experienced a decrease in revenues from international crude oil refining primarily due to weak activity in South America (resulting from general economic conditions and recent political events, particularly in Venezuela) and the Middle East. Revenues from the petrochemical processing industry decreased significantly in both the domestic and international markets during fiscal 1999 compared to the prior year by $21.6 million. The decrease in revenues from petrochemical processing was primarily attributable to weak global demand.

         Approximately 50% of the increase in fiscal 1999 sales over fiscal 1998 in other industries came from the oil and gas exploration and production industry. The increase in oil and gas exploration and production industry sales was due to sales of a subsidiary that was acquired in July 1998,which were partially offset by reductions in oil and gas project work performed by other subsidiaries. Most of revenues from this sector are domestic.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was $82.0 million for fiscal 2000, compared to net cash provided by operations of $25.6 million for fiscal 1999. For fiscal 2000, net cash was favorably impacted primarily by net income of $29.5 million, depreciation and amortization of $16.8 million, and an increase in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts of $21.8 million. Offsetting these positive factors were increases of $53.3 million in receivables, $36.2 million in cost and estimated earnings in excess of billings on uncompleted contracts, and $17.9 million in inventories, and decreases of $37.9 million in accounts payable, and $11.1 million in accrued contract losses and reserves.

         The increase in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts resulted from accelerated billing provisions in more contracts. The increase in receivables and cost and estimated earnings in excess of billings on uncompleted contracts was primarily attributable to increased sales in the fourth quarter of fiscal 2000 over fiscal 1999. The increase in inventories was due to the procurement of material for current and future sales activities, which are expected to exceed historical levels based upon the Company's backlog at August 31, 2000 of approximately $1.9 billion. Accounts payable decreased primarily due to the payment of some of the liabilities assumed in the Stone & Webster acquisition. The Company acquired a large number of contracts with either inherent losses or lower than market remaining margins due to the effect of the financial difficulties experienced by Stone & Webster on negotiating and executing the contracts. These contracts were adjusted to their fair value at acquisition date by establishing a reserve of approximately $83.7 million which will reduce contract costs incurred in future periods and adjust the gross margins recognized on the contracts. In addition, the amount of the accrued losses on assumed contracts was approximately $36.3 million. Since the date of acquisition of Stone & Webster, the Company reflected an $13.5 million net reduction of contract costs as a result of these accrued contract losses and reserves.

         Net cash used in investing activities was $14.2 million for fiscal 2000, compared to $28.9 million for fiscal 1999. During fiscal 2000, the Company purchased $20.6 million of property and equipment and sold property and equipment for approximately $8.7 million. On July 14, 2000, the Company purchased substantially all of the net operating assets of Stone & Webster, Inc. for $43.6 million in cash (including $6 million of transaction costs) and 2,231,773 shares of Common Stock (valued at approximately $105.0 million). Included in the assets acquired was $42.2 million of cash; therefore, the net cash paid was approximately $2.4 million. On July 12, 2000, the Company completed the acquisition of certain assets of PPM Contractors, Inc. ("PPM"). Total consideration paid was 43,445 shares of the Company's Common Stock valued at approximately $2.0 million and the assumption of certain liabilities. Included in the PPM acquisition, the Company received approximately $.1 million of cash. During fiscal 1999, the Company embarked on its first significant project financing participation. In connection with construction and maintenance work on a refinery project in Norco, Louisiana, Shaw acquired $12.5 million of interest-bearing notes (see Note 6 of Notes to Consolidated Financial Statements). Through November 2003, the Company expects to receive additional notes in lieu of interest. This investment represents a one-time investment, although the Company may from time to time pursue similar investments on a selective basis. This type of investment will generally be limited in size to the profit expected to be received from the projects and will carry a return that the Company believes will reflect the risk inherent in its investment. During fiscal 2000, the Company did not enter into any additional project financing for its customers.

         Net cash provided by financing activities totaled $111.8 million for fiscal 2000, compared to $6.8 million provided in fiscal 1999. In July 2000, in conjunction with the Stone & Webster acquisition, the Company entered into a three-year $400 million credit facility, with an aggregate revolving credit commitment of $300 million and an aggregate letter of credit commitment of $100 million. The facility permits up to $150 million in letters of credit but reduces the revolver in such event to $250 million. Upon the sale of certain of the acquired assets, the aggregate revolving credit commitment is to be reduced to $250 million. Amounts received from other asset sales may result in additional reductions. The new facility allows the Company to borrow at interest rates not to exceed 2.75% over the London Interbank Offered Rate ("LIBOR") or 1.25% over the prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. The credit facility is secured by among other things (i) guarantees by the Company's domestic subsidiaries; (ii) the pledge of the capital stock in the Company's domestic subsidiaries; (iii) the pledge of 66% of the capital stock in certain of the Company's foreign subsidiaries; and
(iv) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Company's revolving line of credit has been generally used to provide working capital and fund fixed asset and subsidiary acquisitions.

         Primarily as a result of this new facility, in fiscal 2000, the Company received net proceeds from revolving credit agreements of approximately $161.1 million and repaid debt and leases of approximately $112.6 million (including $53.4 million of Senior Secured Notes and $39.0 million of debt assumed with the Stone & Webster acquisition, both of which were paid off utilizing the proceeds of the new credit facility). On November 10, 1999, the Company closed the sale of 3,000,000 shares of its Common Stock, in an underwritten public offering at a price of $21 per share, less underwriting discounts and commissions. On November 16, 1999, the underwriters for such offering exercised an option to purchase an additional 450,000 shares of Common Stock from the Company pursuant to the foregoing terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, totaled approximately $67.5 million and were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt. The Company also received approximately $2.2 million from employees upon the exercise of stock options. Outstanding checks in excess of bank balances decreased $6.6 million, as a result of the Company's entering into its new credit facility. Accordingly, the Company no longer classifies its outstanding disbursements as outstanding checks in excess of bank balances. The $6.6 million was repaid with the proceeds from the new facility.

         During fiscal 1999, the Company used its revolving line of credit facility to repurchase 1,561,320 shares of the Company's Common Stock for $13.7 million (including brokerage commissions) through open market and block transactions in accordance with a plan adopted by its board of directors. In September 1999 the Company's board of directors voted to terminate its stock repurchase plan. The purchase of treasury stock in fiscal 2000 of $2.4 million resulted from the return of some shares issued in the Stone & Webster acquisition as a result of a contractual commitment to paydown some letters of credit.

         Other than certain integration costs related to the Stone & Webster acquisition, the Company does not expect its capital expenditures for fiscal year 2001 to be substantially different from its historical levels.

         Stone & Webster had a working capital deficit. The Company assumed a portion of this deficit through its assumption of certain contracts and their related net liability positions. This working capital deficit is approximately $118.6 million as of August 31, 2000, which excludes approximately $75 million of remaining non-cash liabilities relating to adjusting the acquired contracts to their fair value at acquisition date as discussed above. The working capital deficit does include the remaining accrued loses assumed on the contracts of approximately $30.7 million as of August 31, 2000. This working capital deficit represents future net cash expenditures primarily from billings in excess of cost and estimated earnings on completed contracts which represents work billed but not yet performed and accruals from expected losses on assumed contracts related to the Company's assumed contracts. The Company expects that this working capital deficit will be worked off during this next fiscal year.

         The Stone & Webster acquisition agreement contains an adjustment provision that requires the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25 million of the acquisition proceeds was placed in escrow by the sellers to secure certain indemnification obligations of the sellers in the agreement. Subsequent to August 31, 2000, the parties entered into discussions to amend the agreement to return substantially all of the escrow funds to the Company and waive the adjustment provision in exchange for the Company's assumption of a previously excluded item. The Company believes that a final resolution will be reached regarding this amendment which would result in a net reduction of the Company's purchase price. Such adjustment is not expected to exceed the amount held in escrow. Such an agreement, even if reached among the parties, would also require bankruptcy court approval.

         As of August 31, 2000, the Company has a positive working capital balance of approximately $108.7 million. Because the Stone & Webster acquisition has more than doubled the size of its operations and because a number of the contracts assumed in the acquisition will result in negative cash flow in the near term, the Company cannot provide assurance that its working capital requirements associated with its ongoing projects at any given point in time will not exceed its available borrowing capacity. To the extent the Company's working capital requirements exceed its borrowing capacity, Shaw's operations could be significantly adversely affected.
See "--Risk Factors."

         On September 18, 2000, the Company executed a definitive agreement with Entergy Corporation to create EntergyShaw, a new, equally-owned and jointly-managed company. As of November 17, 2000, the Company has invested $2 million into the entity, as required under the terms of the agreement. Subsequent to the execution of a letter of intent for this venture on June 2, 2000, Entergy and FPL Group, Inc., the parent of Florida Power & Light, announced a merger which will create the largest U.S. power producer with generating capacity in excess of 48,000 megawatts. EntergyShaw's initial focus will be the construction of power plants in North America and Europe for Entergy's and Florida Power & Light's unregulated wholesale operations. On a combined basis, Entergy and Florida Power & Light have approximately 70 turbines on order for their unregulated operations. The Company expects that the installation of most of these turbines will be managed by EntergyShaw, subject to the approval of its joint-management committee. The Company estimates that EntergyShaw will generate approximately $100 million in revenues per turbine installed. Shaw expects to provide the engineering, procurement, fabrication and construction requirements to EntergyShaw for these plants. Under the terms of the arrangement, the Company will present engineering, procurement and construction opportunities that it receives after December 31, 2000 for power generation projects to the new company. The Company does not believe that work performed for EntergyShaw will require a significant working capital investment due to expected terms of the contract with EntergyShaw.

         In October 2000, the Company closed the sale of 2,418,669 shares (including 600,000 shares for over-allotments) of its Common Stock, in an underwritten public offering at a price of $63.50 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $145 million and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital, and to fund fixed asset purchases and subsidiary acquisitions.

         The Company also acquired certain assets in the Stone & Webster acquisition which it expects to sell before December 31, 2000. The Company acquired a cold storage operation which it expects to realize net proceeds of approximately $70 million when sold. In addition, the Company has an agreement to sell an office building in Houston, Texas, which would, after paying off the mortgage of approximately $19.7 million, results in the receipt by the Company of net proceeds of approximately $22 million. The net proceeds from these asset disposals will be used to pay down the Company's revolving credit facility.

         As of August 31, 2000, the Company had $235 million drawn on its revolving credit facility leaving availability of approximately $65 million. The aggregate revolving credit commitment will be reduced by $50 million to $250 million upon completion of the sale of the cold storage business. However, after application of the proceeds from the stock sale of $145 million and assets sale of approximately $90 million, the Company anticipates that it will have substantially all of its credit facility available. The Company believes that working capital generated from its operations and its availability under its revolving credit facility will be adequate to fund the working capital deficit acquired in the Stone & Webster acquisition, its capital expenditures, and its normal operations for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 requires the Company to report financial and descriptive information about its operating segments in its financial statements. The required disclosures were made for the first time in its fiscal 1999 financial statements.

         In early 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. Any unamortized costs on the date of adoption of the new standard is written off and reflected as a cumulative effect of a change in accounting principle. The Company adopted this new requirement in fiscal 2000. On September 1, 1999, the Company wrote off deferred organizational costs of approximately $320,000, net of taxes.

         During fiscal 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended by SFAS No. 137 which defers the effective date, on September 1, 2000. Had the Company adopted SFAS 133 as of August 31, 2000, the impact on the financial position would not have been material.

         In fiscal 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for fiscal 2001. The Company has determined that its existing revenue recognition practices comply with the guidance in the bulletin.

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

DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES IS CYCLICAL AND VULNERABLE TO DOWNTURNS IN THE POWER GENERATION AND OTHER INDUSTRIES TO WHICH THE COMPANY MARKETS ITS PRODUCTS AND SERVICES.

         The demand for Shaw's products and services depends on the existence of engineering, construction and maintenance projects, particularly in the power generation industry, which accounted for 67% of its backlog as of August 31, 2000. The Company also depends to a lesser extent on conditions in the petrochemical, chemical, environmental, infrastructure and refining industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. The Company's results of operations have varied and may continue to vary depending on the demand for future projects from these industries.

THE ACQUISITION OF STONE & WEBSTER MAY RESULT IN WORKING CAPITAL REQUIREMENTS IN EXCESS OF BORROWING CAPACITY.

         As of August 31, 2000, the Company had approximately $285.2 million of debt outstanding, including $238.1 million outstanding under its revolving credit facilities. Amounts received from the proposed sale of its cold storage business will reduce the capacity under this facility by a maximum of $50 million. Amounts received from other assets sales may result in additional reductions. The Company cannot provide assurance that its credit facility capacity will be sufficient to meet its needs in the event Shaw encounters significant unforeseen working capital requirements following its acquisition of Stone & Webster. In addition, the Company's ability to meet its current debt service obligations depends on its future performance. This debt level requires Shaw to use a material portion of operating cash flow to pay interest on debt.

         Stone & Webster had a working capital deficit. The Company assumed a portion of their deficit through its assumption of certain contracts and their related net liability position. This working capital deficit is approximately $118.6 million as of August 31, 2000, which excludes approximately $75 million of remaining non-cash reserves relating to adjusting the acquired contracts to their value at acquisition date as discussed above. The working capital deficit does include the remaining accrued loses assumed on the contracts of approximately $30.7 million as of August 31, 2000. The majority of this deficit was attributable to advanced billings and billings in excess of cost which generally represent work the Company has billed but not performed and accruals for contracts on which the Company expects losses. As a result, as of August 31, 2000, the Company has a positive working capital balance of approximately $108.7 million. Because the Stone & Webster acquisition has more than doubled the size of its operations and because a number of the contracts assumed in the acquisition will result in negative cash flow in the near term, the Company cannot provide assurance that its working capital requirements associated with its ongoing projects at any given point in time will not exceed its available borrowing capacity. To the extent the Company's working capital requirements exceed its borrowing capacity, Shaw's operations could be significantly adversely affected.

         Additional borrowings to meet ongoing liquidity needs could significantly increase the Company's debt service obligations. These obligations could have important consequences. For example, they could:

o make it more difficult for the Company to obtain additional financing in the future for its acquisitions and operations;

o require the Company to dedicate a substantial portion of its cash flows from operations to the repayment of its debt and the interest associated with its debt;

o limit the Company's operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on its properties and paying dividends;

o subject the Company to risks that interest rates and its interest expense will increase;

o place the Company at a competitive disadvantage compared to its competitors with less debt; and

o make the Company more vulnerable in the event of a downturn in its business.

THE DOLLAR AMOUNT OF THE COMPANY'S BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF ITS FUTURE EARNINGS.

         Shaw cannot provide assurance that the revenues projected in its backlog will be realized, or if realized, will result in profits. To the extent that Shaw experiences significant terminations, suspensions or adjustments in the scope of its projects as reflected in its backlog contracts, the Company could be materially adversely affected.

         The Company defines its backlog as a "working backlog" which includes projects for which Shaw has received a commitment from its customers. This commitment takes the form of a written contract for a specific project, a purchase order or an indication of the amount of time or material Shaw needs to make available for a customer's anticipated project. In certain instances, the engagement is for a particular product or project for which Shaw estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. The Company's backlog for maintenance work is derived from maintenance contracts and the Company's customers' historic maintenance requirements.

         Approximately $350 million, or 18%, of the Company's backlog at August 31, 2000 is attributable to a contract with General Electric which requires Shaw to fabricate at least 90% of the pipe necessary to install the combined-cycle gas turbines to be built by General Electric domestically through 2004. Approximately 40% of this backlog is for power generation projects for which General Electric has been engaged and is in various stages of design, engineering and construction, and for which Shaw has received a work release or have been notified that a work release is pending. The balance is for work for which General Electric has requested that Shaw reserve capacity. The Company cannot be assured that all of these projects will be constructed or that they will be completed in the Company's currently anticipated time-frame.

         On occasion, customers will cancel or delay projects for reasons beyond the Company's control. In the event of project cancellation, Shaw may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in the Company's backlog. In addition, projects may remain in the Company's backlog for extended periods of time. If Shaw were to experience significant cancellations or delays of projects in its backlog, the Company's financial condition would be significantly adversely affected.

DIFFICULTIES INTEGRATING THE COMPANY'S ACQUISITION OF STONE & WEBSTER AND OTHER ACQUISITIONS COULD ADVERSELY AFFECT SHAW.

         The Stone & Webster acquisition more than doubled the size of the Company, and many of the assets acquired represent a significant expansion of what were formerly smaller pieces of its traditional lines of business. In addition, the Company has acquired some businesses which are new to Shaw. As a result, the Company may encounter difficulties integrating this acquisition and successfully managing the rapid growth the Company expects to experience from it. The Company and Stone & Webster utilize different information technology systems. If the Company decides to integrate these systems, the Company may have difficulty in doing so. To the extent the Company encounters problems in integrating the Stone & Webster acquisition and any other acquisitions, the Company could be materially adversely affected. In addition, the Company plans to pursue select acquisitions in the future. Because the Company may pursue these acquisitions around the world and may actively pursue a number of opportunities simultaneously, the Company may encounter unforeseen expenses, complications and delays, including difficulties in staffing and providing operational and management oversight.

THE COMPANY MAY NOT REALIZE ITS ESTIMATED COST SAVINGS FROM THE STONE & WEBSTER ACQUISITION.

         The Company believes that annual cost savings in its recently acquired Stone & Webster operations could be as much as $35 million on a pre-tax basis. The Company intends to achieve such savings through reductions in personnel, office lease and business development expenses. However, the Company cannot provide assurance that these cost savings will be realized.

THE COMPANY MAY NOT RECEIVE THE ECONOMIC BENEFITS EXPECTED FROM ENTERGYSHAW.

         On September 18, 2000, the Company executed a definitive agreement with Entergy Corporation to create EntergyShaw, a new, equally-owned and jointly-managed company. Subsequent to the execution of a letter of intent for this venture on June 2, 2000, Entergy and FPL Group, Inc., the parent of Florida Power & Light, announced a merger which will create the largest U.S. power producer with generating capacity in excess of 48,000 megawatts. EntergyShaw's initial focus will be the construction of power plants in North America and Europe for Entergy's and Florida Power & Light's unregulated wholesale operations. On a combined basis, Entergy and Florida Power & Light have approximately 70 turbines on order for their unregulated operations. The Company expects that the installation of most of these turbines will be managed by EntergyShaw, subject to the approval of its joint-management committee. The Company estimates that EntergyShaw will generate approximately $100 million in revenues per turbine installed. Shaw expects to provide the engineering, procurement, fabrication and construction requirements to EntergyShaw for these plants. Under the terms of the arrangement, the Company will present engineering, procurement and construction opportunities that it receives after December 31, 2000 for power generation projects to EntergyShaw. The Company can provide no assurance that all or any portion of the installation of these turbines will be committed to EntergyShaw. Further, the Company provides no assurance that EntergyShaw will contract with the Company for the installation of all of these turbines.

THE NATURE OF SHAW'S CONTRACTS COULD ADVERSELY AFFECT THE COMPANY.

         Shaw enters into fixed price, lump-sum or unit price contracts on a significant number of the Company's domestic piping contracts and substantially all of its international piping projects. In addition, a number of the contracts the Company assumed in the Stone & Webster acquisition are fixed price or lump-sum contracts. Under fixed, maximum or unit price contracts, the Company agrees to perform the contract for a fixed price and as a result, benefits from costs savings, but is unable to recover any cost overruns. Under fixed price incentive contracts, the Company shares with the customer any savings up to a negotiated ceiling price and carries some or all of the burden of costs exceeding the negotiated ceiling price. Contract prices are established based in part on cost estimates which are subject to a number of assumptions, such as assumptions regarding future economic conditions. If in the future these estimates prove inaccurate, or circumstances change, cost overruns can occur which could have a material adverse effect on the Company's business and results of its operations. Shaw's profit for these projects could decrease, or the Company could experience losses, if the Company is unable to secure fixed pricing commitments from its suppliers at the time the contracts are entered into or if the Company experiences cost increases for material or labor during the performance of the contracts.

         Shaw enters into contractual agreements with customers for some of its engineering, procurement and construction services to be performed based on agreed upon reimbursable costs and labor rates. In some instances, the terms of these contracts provide for the customer's review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in proposed reductions in reimbursable costs and labor rates previously billed to the customer.

         In addition, the Company has several significant projects for agencies of the U.S. Government. Generally, U.S. Government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government's convenience and with payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the Company generally receives some allowance for profit on the work performed. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government business is subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

THE COMPANY'S RESULTS OF OPERATIONS DEPEND ON SHAW'S ABILITY TO OBTAIN FUTURE CONTRACTS.

         In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when Shaw will receive a contract award. In addition, timing of receipt of revenues from the Company's projects can be affected by a number of factors beyond the Company's control, including unavoidable delays from weather conditions, unavailability of material and equipment from vendors, changes in the scope of services requested by clients, or labor disruptions. The uncertainty of the Company's contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, Shaw maintains and bears the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs under expected contract awards. If an expected contract award is delayed or not received, the Company would incur costs that could have a material adverse effect on it.

         Projects in the industries in which the Company provides products and services frequently involve a lengthy and complex bidding and selection process. Because a significant portion of the Company's sales are generated from large projects, the Company's results of operations can fluctuate from quarter to quarter. Shaw's significant customers vary between years. The loss of any one or more of the Company's key customers could have a material adverse impact on it.

POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN COUNTRIES IN WHICH SHAW OPERATES COULD ADVERSELY AFFECT THE COMPANY.

         A significant portion of the Company's sales is attributable to projects in international markets. Shaw expects international sales and operations to continue to contribute materially to the Company's growth and earnings for the foreseeable future. International contracts, operations and expansion expose the Company to risks inherent in doing business outside the United States, including:


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

         For example, in fiscal 1999, the Company's international sales declined due to economic downturn in the Far East/Pacific Rim region, resulting in fewer power generation projects, and general economic conditions and political events in South America, causing a reduction in sales to the petrochemical processing industry.

FOREIGN EXCHANGE RISKS MAY AFFECT THE COMPANY'S ABILITY TO REALIZE A PROFIT FROM CERTAIN PROJECTS.

         While Shaw attempts to denominate its contracts in United States dollars, from time to time the Company enters into contracts denominated in a foreign currency without escalation provisions. This practice subjects the Company to foreign exchange risks. In addition, to the extent contract revenues are denominated in a currency different than the contract costs, the Company increases its foreign exchange risks. The Company attempts to minimize its exposure from foreign exchange risks by obtaining escalation provisions or matching the contract revenue currency with the contract costs currency. Foreign exchange controls may also adversely affect the Company. For instance, prior to the lifting of foreign exchange controls in Venezuela in November 1995, foreign exchange controls adversely affected the Company's ability to repatriate profits from Shaw's Venezuelan subsidiary or otherwise convert local currency into United States dollars. Shaw generally does not obtain insurance for or hedge against foreign exchange risks for a material portion of its contracts. In addition, the Company's ability to obtain international contracts is impacted by the relative strength or weakness of the United States dollar relative to foreign currencies.

FAILURE TO MEET SCHEDULE OR PERFORMANCE REQUIREMENTS OF SHAW'S CONTRACTS COULD ADVERSELY AFFECT THE COMPANY.

         In certain circumstances, the Company guarantees facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs and the amount of such additional costs could exceed project profit margins. Performance problems for existing and future contracts, whether fixed, maximum or unit priced, could cause actual results of operations to differ materially from those anticipated by the Company.

A DEPENDENCE ON ONE OR A FEW CLIENTS COULD ADVERSELY AFFECT THE COMPANY.

         Due to the size of many engineering and construction projects, one or a few clients have in the past and may in the future contribute a substantial portion of the Company's consolidated revenues in any one year, or over a period of several consecutive years. Approximately $350 million, or 18%, of the Company's backlog is attributable to a contract with General Electric, which requires Shaw to fabricate at least 90% of the pipe necessary to install the combined-cycle gas turbines to be built by General Electric domestically through 2004. The Company has had long-standing relationships with many of its significant customers, including customers with which the Company has entered into alliance agreements, that have preferred pricing arrangements; however, the Company's contracts with them are on a project by project basis and they may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on the Company's business or results of operations.

SHAW'S DEPENDENCE ON A FEW SUPPLIERS AND SUBCONTRACTORS COULD ADVERSELY AFFECT THE COMPANY.

         The principal raw materials in the Company's piping systems business are carbon steel, stainless steel and other alloy piping, which Shaw obtains from a number of domestic and foreign primary steel producers. In the Company's engineering, procurement and construction services Shaw relies on third-party equipment manufacturers as well as third-party sub-contractors to complete its projects. To the extent that the Company cannot engage sub-contractors or acquire equipment or raw materials, Shaw's ability to complete a project in a timely fashion or at a profit may be impaired. To the extent the amount the Company is required to pay for these goods and services exceeds the amount the Company has estimated in bidding for lump-sum work, Shaw could experience losses in the performance of these contracts. In addition, if a manufacturer is unable to deliver the materials according to the negotiated terms, the Company may be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the materials were needed.

THE COMPANY'S PROJECTS EXPOSE IT TO POTENTIAL PROFESSIONAL LIABILITY, PRODUCT LIABILITY, OR WARRANTY AND OTHER CLAIMS.

         Shaw engineers and constructs (and the Company's products typically are installed in) large industrial facilities in which system failures can be disastrous. Any catastrophic occurrences in excess of insurance limits at locations engineered or constructed by the Company or where Shaw's products are installed could result in significant professional liability, product liability or warranty and other claims against it. In addition, under some of the Company's contracts, Shaw must use new metals or processes for producing or fabricating pipe for its customers. The failure of any of these metals or processes could result in warranty claims against the Company for significant replacement or reworking costs.

         Further, the engineering and construction projects Shaw is performing expose it to additional risks including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once the Company's construction is complete, Shaw may face claims with respect to the performance of these facilities.

THE INDEMNIFICATION PROVISIONS OF THE COMPANY'S ACQUISITION AGREEMENTS MAY NOT FULLY PROTECT IT AND MAY RESULT IN UNEXPECTED LIABILITIES.

         Some of the former owners of companies Shaw has acquired are contractually required to indemnify the Company against liabilities related to the operation of their company before Shaw acquired it and for misrepresentations made by them in connection with the acquisition. In some cases, these former owners may not have the financial ability to meet their indemnification responsibilities. If this occurs, the Company may incur unexpected liabilities.

THE COMPANY'S COMPETITORS MAY HAVE GREATER RESOURCES AND EXPERIENCE THAN SHAW DOES.

         In the Company's engineering, procurement and construction business, Shaw has numerous regional, national, and international competitors, many of which have greater financial and other resources than Shaw does. The Company's competitors include well-established, well-financed concerns, both privately and publicly held, including many major power equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and certain of its customers. Because the Company is primarily a service organization, Shaw competes by providing services of the highest quality. The markets that Shaw serves require substantial resources and particularly highly skilled and experienced technical personnel.

         In pipe engineering and fabrication, competition on a domestic and international level is substantial. In the United States, there are a number of smaller pipe fabricators. Internationally, the Company's principal competitors are divisions of large industrial firms. Some of the Company's competitors, primarily in the international sector, have greater financial and other resources than Shaw does.

A FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

         The Company's ability to attract and retain qualified engineers, scientists and other professional personnel, either through direct hiring or acquisition of other firms employing such professionals, will be an important factor in determining the Company's future success. The market for these professionals is competitive, and there can be no assurance that the Company will be successful in its efforts to attract and retain such professionals. In addition, Shaw's ability to be successful depends in part on its ability to attract and retain skilled laborers in its pipe fabrication business. Demand for these workers is currently high and the supply is extremely limited.

ENVIRONMENTAL FACTORS AND CHANGES IN LAWS AND REGULATIONS COULD INCREASE THE COMPANY'S COSTS AND LIABILITIES.

         The Company is subject to environmental laws and regulations, including those concerning:

o        emissions into the air;

o        discharges into waterways;

o generation, storage, handling, treatment and disposal of waste materials; and

o        health and safety.

         The Company's projects often involve nuclear, hazardous and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of federal, state or local statutes, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require Shaw to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on the Company, or revoke or deny the issuance or renewal of operating permits, for failure to comply with applicable laws and regulations.

         In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended and comparable state laws, the Company may be required to investigate and remediate hazardous substances. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis of allocation. The principal federal environmental legislation affecting the Company's environmental/infrastructure division of its principal engineering subsidiary and its clients include: the National Environmental Policy Act of 1969 ("NEPA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Clean Air Act, the Federal Water Pollution Control Act and the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). The Company's foreign operations are also subject to various requirements governing environmental protection.

         The environmental health and safety laws and regulations to which Shaw is subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on the Company in the future. Shaw has not conducted environmental audits of many of its properties, including the assets the Company acquired from Stone & Webster. The Company cannot give any assurance that its operations will continue to comply with future laws and regulations or that these laws and regulations will not significantly adversely affect the Company.

IF SHAW HAS TO WRITE-OFF A SIGNIFICANT AMOUNT OF INTANGIBLE ASSETS, THE COMPANY'S EARNINGS WILL BE NEGATIVELY IMPACTED.

         Because the Company has grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of its assets. Goodwill was approximately $282 million as of August 31, 2000. If the Company makes additional acquisitions, it is likely that additional intangible assets will be recorded on its books. A determination that a significant impairment in value of the Company's unamortized intangible assets has occurred would require the Company to write-off a substantial portion of its assets. This write-off would negatively affect the Company's earnings.

THE COMPANY IS AND WILL CONTINUE TO BE INVOLVED IN LITIGATION.

         The Company has been and may from time to time be named as defendants in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites and other actions that arise in the normal course of business, including employment-related claims and contractual disputes. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by the Company's subsidiaries.

         Certain of the Company's Stone & Webster subsidiaries have possible liabilities relating to environmental pollution. While the Company did not assume these liabilities in connection with Stone & Webster's acquisition , a federal, state or local governmental authority may seek redress from Shaw or its subsidiaries and the Company may be named as a Potentially Responsible Party in an action by such governmental authority. While the Company would vigorously contest any attempt to make the Company responsible for unassumed environmental liabilities, there can be no assurance that the Company will not be held liable in connection with such matters in amounts that would have a material adverse effect on its business and results of operations.

WORK STOPPAGES AND OTHER LABOR PROBLEMS COULD ADVERSELY AFFECT THE COMPANY.

         Some of the Company's employees in the United States and abroad may be represented by labor unions. Shaw experienced a strike, without material impact on pipe production, by union members in February 1997 relating to the termination of collective bargaining agreements covering its pipe facilities in Walker and Prairieville, Louisiana. A lengthy strike or other work stoppage at any of the Company's facilities could have a material adverse effect on the Company. From time to time Shaw has also experienced attempts to unionize the Company's non-union shops. While these efforts have achieved limited success to date, the Company cannot give any assurance that it will not experience additional union activity in the future.

CHANGES IN TECHNOLOGY COULD ADVERSELY AFFECT THE COMPANY AND ITS COMPETITORS MAY DEVELOP OR OTHERWISE ACQUIRE EQUIVALENT OR SUPERIOR TECHNOLOGY.

         Through Stone & Webster, the Company believes that it has a leading position in technology associated with the design and construction of plants which produce ethylene, which the Company protects and develops with patent registrations, license restrictions, and a research and development program. This technology position is subject to the risk that others may develop competing processes, which could affect the Company's market position. In addition, Shaw's strengths in design and construction software, as well as power generation software, may be at risk from competitive technologies.

         The Company's induction pipe bending technology and capabilities influence the Company's ability to compete successfully. However, this technology and its proprietary software are not currently patented. While the Company may have some legal protections, litigation brought by the Company in this regard could be time-consuming and expensive and could prove unsuccessful. Likewise, although the Company protects some proprietary materials and processes through non-disclosure and confidentiality agreements, the Company cannot give any assurance that these agreements will not be breached. Finally, there is nothing to prevent the Company's competitors from independently attempting to develop or obtain access to technologies that are similar or superior to Shaw's technology.

THE COMPANY'S SUCCESS DEPENDS ON KEY MEMBERS OF ITS MANAGEMENT, INCLUDING J. M. BERNHARD, JR.

         The Company's success is dependent upon the continued services of J. M. Bernhard, Jr., its founder, Chairman, President and Chief Executive Officer, and other key officers. The loss of Mr. Bernhard or other key officers could adversely affect the Company. The Company does not maintain key employee insurance on any of its executive officers.

MARKET PRICES OF THE COMPANY'S EQUITY SECURITIES COULD CHANGE SIGNIFICANTLY.

         The market prices of the Company's Common Stock, preferred stock or warrants may change significantly in response to various factors and events, including the following:

o the other risk factors described in this Form 10-K, including changing demand for its products and services;

o a shortfall in operating revenue or net income from that expected by securities analysts and investors;

o changes in securities analysts' estimates of the financial performance of Shaw or its competitors or the financial performance of companies in its industry generally;

o        general conditions in its industry; and

o        general conditions in the securities markets.

Many of these factors are beyond the Company's control.

THE COMPANY'S ARTICLES OF INCORPORATION AND BY-LAWS AND LOUISIANA LAW CONTAIN PROVISIONS THAT CONCENTRATE VOTING POWER IN MANAGEMENT AND COULD DISCOURAGE A TAKEOVER.

         Because of special voting power carried by stock owned by the Company's officers and directors, as of November 16, 2000, its officers and directors controlled approximately 29% of the voting power of all of its outstanding stock. Consequently, these persons, in particular Mr. Bernhard, would be able to exercise significant influence over corporate actions and the outcome of matters requiring a shareholder vote, including the election of directors.

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

o diminish the likelihood that a potential buyer would make an offer for the Common Stock; and

o        impede a transaction favorable to the interests of shareholders.

         In addition, certain provisions of the Company's articles of incorporation and by-laws and Louisiana law may tend to deter potential unsolicited offers or other efforts to obtain control of the Company that are not approved by its board of directors. The provisions may deprive the Company's shareholders of opportunities to sell shares of Common Stock at prices higher than prevailing market prices.

THE COMPANY'S ISSUANCE OF PREFERRED STOCK COULD ADVERSELY AFFECT SHAREHOLDER RIGHTS OF A HOLDER OF COMMON STOCK AND COULD DISCOURAGE A TAKEOVER.

         The Company's board of directors is authorized to issue up to 5,000,000 shares of preferred stock without any further action on the part of the Company's shareholders. In the event that Shaw issues preferred stock in the future that has preference over the Common Stock with respect to payment of dividends or upon the Company's liquidation, dissolution or winding up, rights as holders of Common Stock could be adversely affected. In addition, the ability of the Company's board of directors to issue shares of preferred stock without any further action on the part of the Company's shareholders may impede a takeover of the Company and prevent a transaction favorable to its shareholders.

         Any or all of these consequences, should they materialize, could have a material adverse effect on the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information about the Company's future maturities of principal for outstanding debt instruments and fair value at August 31, 2000. All instruments described are non-trading instruments (dollars in millions).

                                                                                                          Fair
                              2001       2002       2003       2004       2005   Thereafter    Total      Value
                            -------    -------    -------    -------    -------  ----------   -------    -------
Long-term debt
  Fixed rate                $  23.4    $   1.8    $   1.6    $   1.2    $   0.4    $   3.6    $  32.0    $  31.6

    Average interest rate       6.6%       6.4%       6.5%       6.9%       7.7%       7.2%       6.7%        --
  Variable rate             $   4.0    $   2.8    $   3.0    $   0.9    $   4.2    $   0.2    $  15.1    $  15.1
    Average interest rate       7.9%       7.7%       7.7%       8.3%       3.8%       8.8%       6.7%        --

Short-term line of credit
  Variable rate             $   2.9         --         --         --         --         --    $   2.9    $   2.9
    Average interest rate       7.1%        --         --         --         --         --        7.1%        --

Long-term line of credit
  Variable rate                  --         --    $ 235.2         --         --         --    $ 235.2    $ 235.2
    Average interest rate        --         --        9.7%        --         --         --        9.7%        --

FOREIGN CURRENCY RISKS

         Although the majority of the Company's transactions are in U.S. dollars, the Company does have certain of its subsidiaries which conduct their operations in various foreign currencies. The Company currently does not use any off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different than the local currency of the particular operation. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of August 31, 2000, the Company has a minimal number of forward exchange contracts outstanding which are hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position. See Notes 1 and 17 of Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                PAGE
                                                                                                                ----
Reports of Independent Public Accountants.......................................................................36-37

Consolidated Balance Sheets as of August 31, 2000 and 1999......................................................38-39

Consolidated Statements of Income for the years ended
  August 31, 2000, 1999 and 1998...................................................................................40

Consolidated Statements of Shareholders' Equity for the years ended August 31, 2000, 1999 and 1998.............................................................................41

Consolidated Statements of Cash Flows for the years
  ended August 31, 2000, 1999 and 1998..........................................................................42-43

Notes to Consolidated Financial Statements......................................................................44-68

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

         We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
-----------------------

Arthur Andersen LLP
New Orleans, Louisiana

October 18, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

         We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries for the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of The Shaw Group Inc. and subsidiaries, for the year ended August 31, 1998, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP                           /s/ Hannis T. Bourgeois, LLP
------------------------                          ----------------------------


Arthur Andersen LLP                                Hannis T. Bourgeois, LLP
New Orleans, Louisiana                             Baton Rouge, Louisiana

October 22, 1998

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                   2000          1999
                                                                               -----------    -----------
Current assets:
  Cash and cash equivalents                                                    $    21,768    $     6,901
  Accounts receivable, including retainage, net                                    311,285        122,053
  Receivables from unconsolidated entity, net                                        5,871          4,310
  Inventories                                                                      131,083         78,464
  Cost and estimated earnings in excess of billings
     on uncompleted contracts                                                      108,450         24,277
  Prepaid expenses                                                                  13,555          4,131
  Deferred income taxes                                                             63,858            992
  Assets held for sale                                                             116,501             --
  Other current assets                                                              18,335         10,942
                                                                               -----------    -----------
         Total current assets                                                      790,706        252,070

Investment in unconsolidated entity, joint ventures and limited partnerships        14,490          4,646

Investment in securities available for sale                                         15,236         13,830

Property and equipment:
  Transportation equipment                                                           4,771          3,704
  Furniture and fixtures                                                            40,061         10,487
  Machinery and equipment                                                           97,360         73,060
  Buildings and improvements                                                        37,922         36,471
  Land                                                                              10,520          7,038
                                                                               -----------    -----------
                                                                                   190,634        130,760
Less: Accumulated depreciation                                                     (46,087)       (35,252)
                                                                               -----------    -----------
                                                                                   144,547         95,508

Goodwill, net of accumulated amortization of $6,375
  and $3,276 at August 31, 2000 and 1999, respectively                             282,238         32,134

Other assets                                                                        87,866          8,874
                                                                               -----------    -----------
                                                                               $ 1,335,083    $   407,062
                                                                               ===========    ===========


                                   (Continued)



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      2000            1999
                                                                   -----------    -----------
Current liabilities:
  Outstanding checks in excess of bank balance                     $        --    $     6,633
  Accounts payable                                                     225,230         37,714
  Accrued liabilities                                                  147,887         28,407
  Current maturities of long-term debt                                  27,358          8,056
  Short-term revolving line of credit                                    2,893         43,562
  Deferred revenue-prebilled                                             6,045          3,576
  Advanced billings and billings in excess of cost and estimated
     earnings on uncompleted contracts                                 166,147         10,147
  Accrued contract losses and reserves                                 106,489             --
                                                                   -----------    -----------
         Total current liabilities                                     682,049        138,095

Long-term revolving line of credit                                     235,187             --

Long-term debt, less current maturities                                 19,778         87,841

Deferred income taxes                                                    6,098          6,887

Other liabilities                                                       14,696             --

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value,
     5,000,000 shares authorized;
     no shares issued and outstanding                                       --             --
  Common stock, no par value,
     50,000,000 shares authorized;
     25,901,162 and 19,960,282 shares issued, respectively;
     17,701,204 and 11,736,046 shares outstanding,  respectively       298,005        119,353
  Retained earnings                                                    106,581         77,071
  Accumulated other comprehensive income                                (5,209)        (1,535)
  Unearned restricted stock compensation                                   (59)          (125)
  Treasury stock, 8,199,958 and 8,224,236 shares, respectively         (22,043)       (20,525)
                                                                   -----------    -----------
         Total shareholders' equity                                    377,275        174,239
                                                                   -----------    -----------
                                                                   $ 1,335,083    $   407,062
                                                                   ===========    ===========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          2000         1999         1998
                                                                       ---------    ---------    ---------
Sales                                                                  $ 762,655    $ 494,014    $ 501,638
Cost of sales                                                            635,579      400,186      422,057
                                                                       ---------    ---------    ---------
Gross profit                                                             127,076       93,828       79,581

General and administrative expenses                                       74,297       60,082       48,503
                                                                       ---------    ---------    ---------
Operating income                                                          52,779       33,746       31,078

Interest expense                                                          (8,003)      (8,649)      (8,471)
Other income, net                                                            772          978          698
                                                                       ---------    ---------    ---------
                                                                          (7,231)      (7,671)      (7,773)
                                                                       ---------    ---------    ---------
Income before income taxes                                                45,548       26,075       23,305

Provision for income taxes                                                16,359        8,635        7,033
                                                                       ---------    ---------    ---------
Income from continuing operations
  before earnings (losses) from unconsolidated entity                     29,189       17,440       16,272
Earnings (losses) from unconsolidated entity                               1,194          681          (40)
                                                                       ---------    ---------    ---------
Income from continuing operations                                         30,383       18,121       16,232

Discontinued operations, net of taxes:
   Operating results                                                          --           --          298
   Net gain on disposals                                                      --           --        2,647
                                                                       ---------    ---------    ---------

Income before extraordinary item and cumulative
  effect of change in accounting principle                                30,383       18,121       19,177
Extraordinary item for early extinguishment of debt, net of
  taxes of $340                                                             (553)          --           --
Cumulative effect on prior years of change in
  accounting for start-up costs, net of taxes of $196                       (320)          --           --
                                                                       ---------    ---------    ---------
Net income                                                             $  29,510    $  18,121    $  19,177
                                                                       =========    =========    =========

Basic income per common share:
Income per common share:
   Continuing operations                                               $    2.05    $    1.52    $    1.29
   Discontinued operations                                                    --           --          .23
                                                                       ---------    ---------    ---------
   Income before extraordinary item and cumulative
     effect of change in accounting principle                               2.05         1.52         1.52
   Extraordinary item                                                      (0.04)          --           --
   Cumulative effect of change in accounting principle                     (0.02)          --           --
                                                                       ---------    ---------    ---------
   Net income per common share                                         $    1.99    $    1.52    $    1.52
                                                                       =========    =========    =========

Diluted income per common share:
Income per common share:
   Continuing operations                                               $    1.97    $    1.47    $    1.26
   Discontinued operations                                                    --           --          .23
                                                                       ---------    ---------    ---------
   Income before extraordinary item and cumulative
     effect of change in accounting principle                               1.97         1.47         1.49
   Extraordinary item                                                      (0.03)          --           --
   Cumulative effect of change in accounting principle                     (0.02)          --           --
                                                                       ---------    ---------    ---------
   Net income per common share                                         $    1.92    $    1.47    $    1.49
                                                                       =========    =========    =========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           UNEARNED                                    ACCUMULATED
                                                  COMMON STOCK            RESTRICTED              TREASURY                OTHER
                                            --------------------------      STOCK        --------------------------   COMPREHENSIVE
                                              SHARES          AMOUNT     COMPENSATION      SHARES          AMOUNT        INCOME
                                            -----------    -----------   ------------    -----------    -----------    -----------
Balance, September 1, 1997                   19,151,309    $   104,870    $        --      6,662,916    $    (6,828)   $        --
  Comprehensive income:
   Net income                                        --             --             --             --             --             --
   Other comprehensive income:
        Foreign translation adjustments              --             --             --             --             --           (420)

  Comprehensive income
  Restricted stock compensation                  30,000            581           (581)            --             --             --
  Amortization of restricted
  stock Compensation                                 --             --            214             --             --             --
  Shares issued to acquire Bagwell              645,000         13,033             --             --             --             --
  Exercise of options                           116,473            876             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, August 31, 1998                     19,942,782        119,360           (367)     6,662,916         (6,828)          (420)
  Comprehensive income:
   Net income                                        --             --             --             --             --             --
   Other comprehensive income:
        Foreign translation adjustments              --             --             --             --             --         (1,115)

  Comprehensive income
  Restricted stock cancellation                 (15,000)          (255)           145             --             --             --
  Amortization of restricted
  stock Compensation                                 --             --             97             --             --             --
  Exercise of options                            32,500            248             --             --             --             --
  Purchases of treasury stock                        --             --             --      1,561,320        (13,697)            --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, August 31, 1999                     19,960,282        119,353           (125)     8,224,236        (20,525)        (1,535)
  Comprehensive income:
   Net income
   Other comprehensive income:                       --             --             --             --             --             --
        Foreign translation adjustments              --             --             --             --             --         (3,674)

  Comprehensive income
  Shares issued in public offering            3,450,000         67,487             --             --             --             --
  Amortization of restricted
  stock compensation                                 --             --             66             --             --             --
  Shares issued to acquire PPM                   43,445          2,012             --             --             --             --
  Shares issued to acquire Stone
       & Webster                              2,231,773        105,033             --             --             --             --
  Exercise of options                           290,382          2,255             --             --             --             --
  Tax benefit on exercise of options                 --          2,739             --             --             --             --
  Purchases of treasury stock                        --             --             --         50,442         (2,392)            --
  Retirement of treasury stock                  (74,720)          (874)            --        (74,720)           874             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, August 31, 2000                     25,901,162    $   298,005    $       (59)     8,199,958    $   (22,043)   $    (5,209)
                                            ===========    ===========    ===========    ===========    ===========    ===========


                                                            TOTAL
                                             RETAINED    SHAREHOLDERS'
                                             EARNINGS       EQUITY
                                            -----------   -----------
Balance, September 1, 1997                  $    39,773   $   137,815
  Comprehensive income:
   Net income                                    19,177        19,177
   Other comprehensive income:
        Foreign translation adjustments              --          (420)
                                                          -----------
  Comprehensive income                                         18,757
  Restricted stock compensation                      --            --
  Amortization of restricted
  stock Compensation                                 --           214
  Shares issued to acquire Bagwell                   --        13,033
  Exercise of options                                --           876
                                            -----------   -----------
Balance, August 31, 1998                         58,950       170,695
  Comprehensive income:
   Net income                                    18,121        18,121
   Other comprehensive income:
        Foreign translation adjustments              --        (1,115)
                                                          -----------
  Comprehensive income                                         17,006
  Restricted stock cancellation                      --          (110)
  Amortization of restricted
  stock Compensation                                 --            97
  Exercise of options                                --           248
  Purchases of treasury stock                        --       (13,697)
                                            -----------   -----------
Balance, August 31, 1999                         77,071       174,239
  Comprehensive income:
   Net income
   Other comprehensive income:                   29,510        29,510
        Foreign translation adjustments              --        (3,674)
                                                          -----------
  Comprehensive income                                         25,836
  Shares issued in public offering                   --        67,487
  Amortization of restricted
  stock compensation                                 --            66
  Shares issued to acquire PPM                       --         2,012
  Shares issued to acquire Stone
       & Webster                                     --       105,033
  Exercise of options                                --         2,255
  Tax benefit on exercise of options                 --         2,739
  Purchases of treasury stock                        --        (2,392)
  Retirement of treasury stock                       --            --
                                            -----------   -----------
Balance, August 31, 2000                    $   106,581   $   377,275
                                            ===========   ===========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                         2000        1999        1998
                                                                       --------    --------    --------
Cash flows from operating activities:
  Net income                                                           $ 29,510    $ 18,121    $ 19,177
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                       16,808      13,271      10,280
     Provision for deferred income taxes                                  2,110       3,697          40
     (Earnings) losses from unconsolidated entity                        (1,194)       (681)         40
     Transaction losses                                                   1,805         533         702
     Gain on sale of discontinued operations                                 --          --      (3,010)
     Other                                                               (4,700)     (1,792)        246
  Changes in assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in receivables                                 (53,336)      15,640     (38,291)
     (Increase) in cost and estimated earnings in excess
       of billings on uncompleted contracts                             (33,833)     (4,485)     (7,530)
     (Increase) decrease in inventories                                 (17,941)    (12,243)      4,211
     (Increase) decrease in other current assets                         (5,343)       (471)        848
     (Increase) decrease in prepaid expenses                               (787)        564      (2,708)
     (Increase) decrease in other assets                                (10,681)       (954)     (1,317)
     Increase (decrease) in accounts payable                            (37,886)     (7,688)      5,842
     Increase (decrease) in deferred revenue--prebilled                   2,469       1,763      (1,769)
     Increase (decrease) in accrued liabilities                          21,445       4,326       1,660
     Increase (decrease) in advanced billings and billings in excess
       of cost and estimated earnings on uncompleted contracts           21,823      (4,046)      8,355
     Increase (decrease) in accrued contract losses and adjustments     (13,508)         --          --
     Increase (decrease) in other long-term liabilities                   1,198          --          --
                                                                       --------    --------    --------
Net cash provided by (used in) operating activities                     (82,041)     25,555      (3,224)

Cash flows from investing activities:
  Investment in subsidiaries, net of cash received                       (2,342)         --     (27,738)
  Proceeds from sale of property and equipment                            8,715       1,530       3,167
  Proceeds from sale of discontinued operations                              --          --       1,208
  Purchase of property and equipment                                    (20,619)    (17,967)    (14,616)
  Purchase of securities available for sale                                  --     (12,500)         --
                                                                       --------    --------    --------
Net cash used in investing activities                                  $(14,246)   $(28,937)   $(37,979)


                                   (Continued)
        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                    2000          1999        1998
                                                                  ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds (repayments) from revolving credit agreements      $ 161,140    $  22,720    $ (10,182)
  Proceeds from issuance of debt                                      2,443        5,571       62,154
  Repayment of debt and leases                                     (112,555)     (10,690)     (13,817)
  Increase (decrease) in outstanding checks
    in excess of bank balance                                        (6,610)       2,614        1,725
  Purchase of treasury stock                                         (2,392)     (13,697)          --
  Issuance of common stock                                           69,742          248          876
                                                                  ---------    ---------    ---------
Net cash provided by financing activities                           111,768        6,766       40,756

Effects of exchange rate changes on cash                               (614)        (226)        (168)
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash                                      14,867        3,158         (615)

Cash and cash equivalents--beginning of year                          6,901        3,743        4,358
                                                                  ---------    ---------    ---------
Cash and cash equivalents--end of year                            $  21,768    $   6,901    $   3,743
                                                                  =========    =========    =========

Supplemental disclosures:
Cash payments for:
  Interest                                                        $  10,033    $   9,151    $   7,048
                                                                  =========    =========    =========
  Income taxes                                                    $  11,286    $   5,592    $   2,873
                                                                  =========    =========    =========

Noncash investing and financing activities:
  Sale of property financed through issuance of note receivable   $   3,960    $   1,400    $      --
                                                                  =========    =========    =========
  Investment in securities available for sale acquired
    in lieu of interest payment                                   $   1,406    $   1,330    $      --
                                                                  =========    =========    =========
  Property and equipment acquired through
    issuance of debt                                              $   1,467    $      --    $      85
                                                                  =========    =========    =========
  Investment in subsidiaries acquired through
    issuance of common stock                                      $ 107,045    $      --    $  13,033
                                                                  =========    =========    =========
  Investment in subsidiaries acquired through issuance of debt    $      --    $      --    $   4,702
                                                                  =========    =========    =========
  Sale of subsidiaries financed through issuance of
    notes receivables                                             $      --    $      --    $   8,792
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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates made by management include the application of percentage-of-completion accounting including estimates of contract expenses and profits; recoverability of inventory and application of lower of cost or market accounting; provisions for uncollectable receivables and related claims; provision for income taxes and related valuation allowances; recoverability of goodwill and amortization of goodwill; and accruals for estimated liabilities including litigation and insurance reserves. Actual results could differ from those estimates.

Nature of Operations

         The Company is a vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services. The Company operates primarily in the United States, the Far East/Pacific Rim, Europe, South America and the Middle East for customers in the power generation, process (including petrochemical, chemical and refining) and other industries and the environmental and infrastructure sector. The Company offers comprehensive design and engineering services, piping system fabrication, industrial construction and maintenance services, manufacturing and sale of specialty pipe fittings and design and fabrication of pipe support systems. The Company's operations are conducted primarily through wholly-owned subsidiaries and joint ventures.

Cash and Cash Equivalents

         For purposes of reporting cash flows, all highly liquid investments with a maturity of three months or less when purchased are cash equivalents. At August 31, 2000 and 1999, the Company included in cash and cash equivalents approximately $1,300,000, the proceeds of which came from industrial development bond financing. These funds are required to be invested in short-term marketable securities until used for other capital improvements.

Accounts Receivable and Credit Risk

         The Company's principal customers are major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers. Work is performed under contract and the Company believes that its credit risk is minimal. The Company grants short-term credit to its customers.

         At August 31, 2000 and 1999, accounts receivable includes approximately $17,900,000 and $13,000,000, respectively, of receivables and claims due under contracts which are subject to contract renegotiations or legal proceedings and which are recorded at estimated net realizable value. At August 31, 2000, contracts with six customers made up the $17,900,000 balance discussed above. Management believes that the ultimate resolution of these disputes will not have a significant impact on future results of operations.

Allowance for Uncollectable Receivables and Contract Adjustments

         The allowance for uncollectable receivables and contract adjustments of approximately $5,900,000 and $5,800,000 at August 31, 2000 and 1999,
respectively, is based on management's estimate of the amount expected to be uncollectable considering historical experience and the information management is able to obtain regarding the financial condition of significant customers. Increases to the allowance for the year ended August 31, 2000 were $3,900,000 and total reductions were $3,800,000. Net reductions to this allowance were approximately $1,300,000 in fiscal 1999. The Company includes contract adjustments as an increase or reduction of sales.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods.

Property and Equipment

         Property and equipment are recorded at cost. Additions and improvements are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the accumulated depreciation thereon, are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

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
         Machinery and equipment                            3-18 Years
         Buildings and improvements                         8-40 Years

         At August 31, 2000, the Company had equipment not yet placed into service of approximately $5,800,000.

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

         For project management, engineering, procurement, and construction services, the Company recognizes revenues under the percentage of completion method measured primarily on contract costs incurred to date, excluding the costs of any purchased but uninstalled materials, compared with total estimated contract costs. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

         Revenue is recognized from consulting services as the work is performed.

         The Company recognizes revenues for pipe fittings, manufacturing operations and other services primarily at the time of shipment or upon completion of the services.

         Provisions for estimated losses for uncompleted contracts are made in the period in which such losses are identified. The cumulative effect of other changes, including those arising from contract penalty provisions, final contract settlements and reviews performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the year such amounts are resolved.

Goodwill and Other Intangibles

         Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs and intangible assets of various licenses, patents, technology and related processes pertaining to the design and construction of plants which produce ethelyne (See Note 3) are being amortized on a straight-line basis over a twenty-year period. The Company periodically assesses the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to the overall operation of the Company. Should the review indicate that the carrying value is not recoverable, the excess of the carrying value over the undiscounted cash flows would be recognized as an impairment loss.

Financial Instruments, Forward Contracts - Non-Trading Activities

         When considered appropriate, the Company utilizes forward foreign exchange contracts to hedge firm purchases and sales of certain pipe bending machines and other transactions. Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the Company's future sales and purchases. Gains and losses on the early termination or maturity of forward contracts designated as hedges are deferred and included in revenues in the period the hedged transaction is recorded. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value of a forward contract is recognized as a gain or loss in revenues in the period the direct relationship ceases to exist. Future changes in fair value of the forward contracts are recognized as gains or losses in revenues or expenses in the period of change.

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

         The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollar and Dutch guilder. The Company's comprehensive income is included in the consolidated statements of shareholders' equity.

Reclassifications

         Certain reclassifications have been made to the prior years' financial statements in order to conform to current year's presentation.

New Accounting Standards

         In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard is written off and reflected as a cumulative effect of a change in accounting principle. The Company adopted this new requirement in fiscal 2000. On September 1, 1999, the Company wrote off deferred organizational costs of approximately $320,000, net of taxes.

         During fiscal 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended by SFAS No. 137 which defers the effective date, on September 1, 2000. Had the Company adopted SFAS 133 as of August 31, 2000, the impact on the financial position would not have been material.

         In fiscal 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for fiscal 2001. The Company has determined that its existing revenue recognition practices comply with the guidance in the bulletin.

NOTE 2--PUBLIC OFFERING OF COMMON STOCK

         On November 10, 1999, the Company completed the sale of 3,000,000 shares of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $21 per share, less underwriting discounts and commissions. On November 16, 1999, the underwriters for such offering exercised an option to purchase an additional 450,000 shares of Common Stock from the Company pursuant to the foregoing terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, totaled approximately $67,500,000 and were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt.

         In October 2000, the Company completed the sale of 2,418,669 shares (including 600,000 shares for over-allotments) of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $63.50 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $145 million and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital, and to fund fixed asset purchases and subsidiary acquisitions.

NOTE 3--ACQUISITIONS

Stone & Webster Acquisition

          On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster, Incorporated ("Stone & Webster") for $37,600,000 in cash, 2,231,773 shares of Common Stock (valued at approximately $105,000,000 at closing) and the assumption of approximately $685,000,000 of liabilities, subject to adjustment pending the resolution of certain claims arising from the Stone & Webster bankruptcy proceedings. The Company also incurred approximately $6,000,000 of acquisition costs. Stone & Webster is a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. The Company believes that, pursuant to the terms of the acquisition agreement, it assumed only certain specified liabilities. The Company believes that it did not assume, among other liabilities, liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the excluded items). The Company can, however, provide no assurance that it will have no exposure with respect to such excluded liabilities.

          The acquisition agreement contains an adjustment provision that requires the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25,000,000 of the acquisition proceeds were placed in escrow by the sellers to secure certain indemnification obligations of the sellers in the agreement. Subsequent to August 31, 2000, the parties entered into discussions to amend the agreement to return substantially all of the escrow funds to the Company and waive the adjustment provision in exchange for the Company's assumption of a previously excluded item. The Company believes that a final resolution will be reached regarding this amendment which would result in a net reduction of the Company's purchase price and goodwill. Such adjustment is not expected to exceed the amount held in escrow. Such an agreement, even if reached among the parties, would also require bankruptcy court approval.

         The Company acquired a large number of contracts with either inherent losses or lower than market remaining margins primarily due to the effect that the financial difficulties experienced by Stone & Webster had on negotiating and executing the contracts. These contracts were adjusted to their fair value at acquisition date by establishing a liability of approximately $83,700,000 which will adjust the gross margins recognized on the contracts as the work is performed. The amount of the accrued losses on assumed contracts was approximately $36,300,000. These adjustments will result in a net reduction of contract costs incurred in future periods. For the period from the acquisition of Stone & Webster (July 14, 2000) through August 31, 2000, cost of sales were reduced by $13,508,000 as these reserves were reduced.

         The acquisition was concluded as part of a proceeding under Chapter 11 of the U. S. Bankruptcy Code. The bankruptcy court has not finalized its validation of claims filed with the court. As a result, the final amount of assumed liabilities may change, although the Company believes, based on its review of claims filed, that any adjustment to the assumed liabilities will not be material.

         The Company also assumed certain severance and change in control obligations under executive employment agreements. The Company has recorded a liability of approximately $22,400,000 related to the executives who were not retained. This amount is included as a liability in the purchase price allocation below. No amounts related to this liability were paid as of August 31, 2000.

         The Company assumed liabilities and outstanding disputes with certain customers as part of the acquisition. Simultaneously with the closing of the acquisition, the Company entered into several agreements with certain customers and bonding companies to settle these disputes. These agreements resulted in the bonding companies agreeing to pay the Company approximately $28 million to assume several contracts, and in the Company agreeing to pay several customers and suppliers of Stone & Webster fixed amounts to settle their claims and disputes. Included in other noncurrent liabilities are the present value of the amounts the Company agreed to pay to settle these items, less the portion which will be paid in the current year.

         The Company acquired a cold storage and frozen-food handling operation as part of this acquisition. Stone & Webster had previously reported this operation as a discontinued operation, and the Company has entered into an agreement to sell this operation. Accordingly, this operation has been reported as an asset held for sale in the accompanying balance sheet. The Company expects to close the sale by December 31, 2000. The Company recorded the assets held for sale at the expected sales price pursuant to the agreement adjusted for the expected net operating results of the business. From the Company's acquisition of Stone & Webster to August 31, 2000, losses of approximately $1,093,000 from this operation's results, which includes allocated interest expense of approximately $1,000,000, have been excluded from the Company's statement of income. Any difference between the expected final disposition proceeds related to this operation and the estimated proceeds of $70,000,000 will be reflected as an adjustment to the purchase price allocation presented below; however, the Company does not expect this difference to be material. In addition, the Company has an agreement to sell an office building in Houston, Texas, which would, after paying off the mortgage of approximately $19,700,000, result in net proceeds of approximately $22,000,000. The net proceeds from these asset disposals will be used to pay down the Company's revolving credit facility.

         The purchase method was used to account for the acquisition of Stone & Webster. Goodwill and other purchased intangibles are being amortized over 20 years using the straight-line method. The purchase price was allocated to acquired assets and liabilities based on estimated fair value as of July 14, 2000 as follows (in thousands):

Accounts receivable                                                                               $139,720
Cost and estimated earnings in excess of billings on uncompleted contracts                          49,113
Inventories                                                                                         34,800
Assets held for sale                                                                               116,501
Patents, licenses and other intangible assets                                                       50,000
Property and equipment                                                                              48,779
Deferred income taxes                                                                               65,765
Other Assets                                                                                        35,025
Goodwill                                                                                           251,462
Accounts payable and accrued liabilities                                                          (326,768)
Billings in excess of cost and estimated earnings on uncompleted contracts                        (131,966)
Accrued contract losses and adjustments                                                           (119,997)
Debt and bank loans                                                                                (92,497)
Other liabilities                                                                                  (13,498)
                                                                                                  --------
   Purchase Price (net of cash received of $42,194)                                               $106,439
                                                                                                  ========

         The operating results of the Stone & Webster businesses have been included in the Consolidated Statements of Income from the date of acquisition, July 14, 2000.

         The Company acquired various licenses, patents, technology and related processes pertaining to the design and construction of plants which produce ethelyne. The associated intangible asset has been estimated in the purchase price allocation at $50,000,000. The Company is in the process of obtaining an appraisal of these assets, which it expects to receive before December 31, 2000. The final amount allocated to this asset will result in an adjustment to the purchase price allocation to the extent the appraisal is different than the estimated fair value assigned by the Company.

         The following summarized unaudited proforma income statement data reflects the impact the Stone & Webster acquisition would have had on 2000 and 1999, had the acquisition taken place at the beginning of the applicable fiscal year (in thousands, except per share data):

                                                                    UNAUDITED PRO-FORMA
                                                                      RESULTS FOR THE
                                                                   YEARS ENDED AUGUST 31,
                                                               -------------------------------
                                                                    2000              1999
                                                                    ----              ----
Gross revenue                                                  $    1,643,000   $    1,416,000
                                                               ==============    =============
Loss from continuing operations                                $      (10,000)  $      (47,000)
                                                               ==============    =============
Basic earnings from continuing operations per common share     $        (0.61)   $       (1.77)
                                                               ==============    =============
Diluted earnings from continuing operations per common share   $        (0.61)   $       (1.77)
                                                               ==============    =============

         The unaudited pro-forma results for the years ended August 31, 2000 and 1999 have been prepared for comparative purposes only and do not purport to be indicative of the amounts which actually would have resulted had the acquisition occurred on September 1, 1998 or which may result in the future.

Other Acquisitions

         On July 12, 2000, the Company completed the acquisition of certain assets and assumption of liabilities of PPM Contractors, Inc. ("PPM"). Total consideration paid was 43,445 shares of the Company's Common Stock valued at $2,012,000 and the assumption of certain liabilities. Acquisition costs were not material. The purchase method was used to account for the acquisition. Goodwill of approximately $2,100,000 is being amortized on a straight-line basis over 20 years. PPM's primary business is providing sandblasting and painting services to industrial customers. The operating results of PPM have been included in the consolidated statements of income from the date of acquisition.

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

         On November 14, 1997, the Company purchased all of the capital stock or substantially all of the assets of the principal operating businesses of Prospect Industries plc (Prospect) of Derby, United Kingdom, for approximately $14,600,000 in cash, net of cash received. Acquisition costs of approximately $2,000,000 were incurred by the Company. Excluded from the purchase price is $1,438,000, which represents the fair value of the assets and liabilities of a discontinued operation, CBP Engineering Corp. (CBP). The sale of CBP was completed in 1998 and no gain or loss was recorded. Prospect, a mechanical contractor and provider of turnkey piping systems serving the power generating and process industries worldwide, operated through several wholly-owned subsidiaries including Connex Pipe Systems, Inc. (Connex), a piping systems fabrication business located in Troutville, Virginia; Aiton Australia Pty Limited (Aiton Australia), a piping systems, boiler refurbishment and project management company based near Sydney, Australia; and Prospect Engineering Limited (PEL), a mechanical contractor and a provider of turnkey piping systems located in Derby, United Kingdom. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Prospect Industries Overseas Limited, a United Kingdom holding company that held the entire ownership interest in Connex and CBP, all of the capital stock of Aiton Australia and certain assets of PEL, as well as Prospect's entire ownership interest in Inflo. The Company also assumed certain liabilities of PEL and Prospect relating to its employees and pension plans including approximately $3,800,000 of costs related to the Company's plan to reduce the workforce at Prospect. These costs relate to amounts due to employees under statutory and contractual severance entitlements. All amounts related to the severance entitlements have been paid as of August 31, 1999. The purchase method was used to account for the acquisition. Goodwill, which is being amortized over 20 years using the straight-line method, was approximately $2,400,000. The operating results of the Prospect businesses have been included in the consolidated statements of income from the date of the acquisition.

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

         The proforma effect of these other acquisitions as though they had occurred as of the beginning of the immediate proceeding fiscal year is not material to the operations of the Company.

NOTE 4--INVENTORIES

         The major components of inventories consist of the following (in thousands):

                                                                        AUGUST 31,
                                       -------------------------------------------------------------------------
                                                     2000                                    1999
                                       -----------------------------------    ----------------------------------
                                       Weighted                               Weighted
                                        Average       FIFO         TOTAL       Average       FIFO        TOTAL
                                       --------     --------     --------     --------     --------     --------
         Finished Goods                $ 36,158     $     --     $ 36,158     $ 29,886     $     --     $ 29,886
         Raw Materials                    2,270       45,175       47,445        1,628       34,927       36,555
         Work In Process                  1,626       45,854       47,480        1,306       10,717       12,023
                                       --------     --------     --------     --------     --------     --------
                                       $ 40,054     $ 91,029     $131,083     $ 32,820     $ 45,644     $ 78,464
                                       ========     ========     ========     ========     ========     ========

NOTE 5--INVESTMENT IN UNCONSOLIDATED ENTITIES

         During the years ended August 31, 2000 and 1999, the Company has not made any additional investments in Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture (Shaw-Nass). The Company owns 49% of Shaw-Nass and accounts for this investment on the equity basis. As such, during the years ended August 31, 2000, 1999, and 1998, the Company recognized earnings (losses) of $1,194,000, $681,000, and $(40,000), respectively, from Shaw-Nass. No distributions have been made through August 31, 2000 by Shaw-Nass. As of August 31, 2000 and 1999, the Company had outstanding receivables from Shaw-Nass totaling $5,871,000 and $4,310,000, respectively. These receivables relate primarily to inventory and equipment sold and net short-term advances to Shaw-Nass.

         During 2000, 1999 and 1998, revenues of $19,000, $1,188,000, and
$1,626,000, were recognized on sales of products from the Company to Shaw-Nass. The Company's 49% share of profit on these sales was eliminated. At August 31, 2000, undistributed earnings of Shaw-Nass included in the consolidated retained earnings of the Company amounted to approximately $2,169,000.

         On September 18, 2000, the Company executed a definitive agreement with Entergy Corporation to create EntergyShaw, a new, equally-owned and jointly-managed company. Subsequent to the execution of a letter of intent for this venture on June 2, 2000, Entergy and FPL Group, Inc., the parent of Florida Power & Light, announced a merger which will create the largest U.S. power producer with generating capacity in excess of 48,000 megawatts. EntergyShaw's initial focus will be the construction of power plants in North America and Europe for Entergy's and Florida Power & Light's unregulated wholesale operations. On a combined basis, Entergy and Florida Power & Light have approximately 70 turbines on order for their unregulated operations. The Company expects that the installation of most of these turbines will be managed by EntergyShaw, subject to the approval of its joint-management committee. Shaw expects to provide the engineering, procurement, fabrication and construction requirements to EntergyShaw for these plants. Under the terms of the arrangement, the Company will present engineering, procurement and construction opportunities that it receives after December 31, 2000 for power generation projects to EntergyShaw.

         As is common in the engineering, procurement and construction industries, Stone & Webster executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The Company acquired their interests in the investments by assuming the related contracts (see Note 3). The investments included on the accompanying consolidated balance sheet as of August 31, 2000 are $8,650,000 which approximates the Company's estimated net value in these investments.

NOTE 6--INVESTMENT IN SECURITIES AVAILABLE FOR SALE

         In connection with its construction services, the Company embarked on its first significant project financing participation on December 15, 1998. As a result, the Company acquired $12,500,000 of 15% Senior Secured Notes due December 1, 2003 (the "15% Notes"), issued by a customer, together with certain preferred stock related thereto, also issued by the customer. The 15% Notes were secured originally by a first priority security interest in some of the assets in the customer's refinery located in Norco, Louisiana, at which the Company was providing construction services.

         On November 17, 1999, pursuant to an exchange offer initiated by the customer in October 1999, to all of the holders of the 15% Notes (aggregating approximately $254,000,000 in principal and interest), the Company exchanged its 15% Notes for (i) $14,294,535 (representing the principal and accrued interest on the Company's 15% Notes) of 10% Senior Secured Notes due November 15, 2004 (the "New Notes"), and (ii) shares of Class A Convertible Preferred Stock. The 10% interest rate on the New Notes will increase to 14% on November 16, 2003, and will continue at such rate until maturity. Through November 15, 2003, the Company expects to receive additional New Notes in lieu of interest payments.

         Pursuant to the New Notes exchange offer, the customer issued an aggregate of approximately $254,000,000 of the New Notes to the holders of the 15% Notes. The Company participated in the New Notes exchange offer because, upon receipt of the requisite approval by the holders of the 15% Notes, the collateral securing the 15% Notes would be released. All holders of the 15% Notes participated in the New Notes exchange offer.

         Prior to the exchange offer, the Company's customer incurred additional secured indebtedness of approximately $150,000,000 ranking senior to the 15% Notes. Such indebtedness also ranks senior to the New Notes. As such, the security interest in the refinery assets securing the New Notes is subordinate to the security interest securing such additional indebtedness. Simultaneous with the incurrence of additional secured indebtedness, the customer issued additional common stock, raising $50,000,000 of equity.

         Since the New Notes are available for sale, Statement of Financial Accounting Standards (SFAS) No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities" requires that they be measured at fair value in the Company's consolidated balance sheet and that unrealized holding gains and losses, net of taxes, for these investments be reported in a separate component of shareholders' equity until realized. Based on issuance of additional debt securities by the customer during fiscal year 1999, the raising of $50,000,000 of additional equity, and the completion of the refinery project, the Company believes that the New Notes had an aggregate value approximating the outstanding principal amount of

$15,236,000 at August 31, 2000. As a result, no unrealized gain or loss is recognized in shareholders' equity. Since the financing arrangement is related to construction services, the interest income of $1,406,000 in 2000 and $1,330,000 in 1999 from the 15% Notes and the New Notes is included in sales, and the interest cost of $1,106,000 in 2000 and $621,000 in 1999 associated with carrying the 15% Notes and the New Notes is included in cost of sales in the statements of income. The interest cost was calculated at the Company's effective borrowing rate, which approximated 7.6% and 7.0% for the twelve months ended August 31, 2000 and 1999, respectively.

         In November 1999, the Company also exchanged the related preferred stock for shares of new Class C Convertible Preferred Stock, the amount and value of which are not material.

NOTE 7--LONG-TERM DEBT

Long-term debt consisted of (dollars in thousands):                                              AUGUST 31,
                                                                                          2000               1999
                                                                                       ----------         ----------
Note payable to an insurance company, interest payable at 6.44%; secured by assets held for sale with an approximate net book value of $42,000 at
   August 31, 2000                                                                       $19,728            $     --

Notes payable to a finance company; variable interest rates based on 30-day commercial paper rates plus 190 to 235 basis points ranging from 7.41% to
   8.38% as of August 31, 2000; payable in monthly installments based on amortization over the respective note lives; maturing from 2001 to 2006;
   secured by property and equipment with an approximate net book value of
   $10,645 as of August 31, 2000 and guaranties by the Company and certain
   subsidiaries of the Company                                                             5,816              11,827

Note payable to a mortgage company, interest payable monthly at 7.20%; monthly payments of $35 through June 2019 secured by land, buildings and equipment
   with an approximate net book value of $7,251 at August 31, 2000                         4,280               4,383

South Carolina Revenue Bonds payable; principal due in 2005; interest paid monthly accruing at a variable rate of 3.60% as of August 31, 2000; secured
   by $4,000 letter of credit                                                              4,000               4,000

Note payable to a bank; interest payable quarterly based upon London Interbank
   Offering Rate (LIBOR) plus 1.6%; payable in quarterly principal installments of $264 with remaining balance due in June 2003; secured by equipment with an
   approximate net book value of $8,591 as of August 31, 2000                              3,171               4,229

Notes payable to former owners of Cojafex in conjunction  with an  acquisition;
   payable  in annual  installments  of $750  (including  interest  imputed  at
   6.56%)  through  December  31,  2003;  secured by the stock of the  acquired
   subsidiary                                                                              2,566               3,112

Note payable to a bank; variable interest rate based upon London Interbank
   Offering Rate (LIBOR) plus 1.4%; payable in quarterly principal installments of $143 through July 2004 plus interest; secured by equipment
   with an approximate net book value of $1,515 as of August 31, 2000                      2,143               2,714

Note payable to a finance company,  interest payable monthly at 7.52%;  monthly
   payments of $175 through January 2001; unsecured                                        1,530                  --

Capital leases payable; interest rates ranging from 2.64% to 14%; payable in monthly installments based on amortization over the respective lease lives;
   maturing from 2000 through 2003                                                         1,360                  84

Note payable to a bank; interest payable quarterly at 7.23%; quarterly payments of $52 through April 2005; secured by equipment with an
   approximate net book value of $683 as of August 31, 2000                                  828                 969

Note payable to a former employee relating to a non-competition agreement;
   Interest payable monthly at 7.125%; monthly payments of $21 until April
   2004; unsecured;  see Note 16 - Related Party Transactions                                804                 990

                                                                                                AUGUST 31,
                                                                                          2000               1999
                                                                                       ----------         ----------
Notes payable to a bank and finance company; interest rates ranging from 7.82%
   to 9.25%; payable in monthly installments based on amortization over the respective note lives; maturing from 2000 to 2009; secured by property and
   equipment with an approximate net book value of $661 as of August 31, 2000                730                  --

Senior secured notes payable primarily to insurance companies; interest payable semi-annually at 6.44% and 6.93% respectively; payable in annual principal installments of $2,857 beginning May 1999 and $5,714 beginning May 2002, respectively; rank in pari passu with the Company's U.S. revolving credit facility (see Note 8 - Revolving Lines of Credit); secured by domestic subsidiary accounts receivable, inventory, intangible assets, and bank deposits with an approximate net book value of $212,000 as of August 31,
   1999, as well as by the pledge of the capital stock of certain
   of the Company's domestic subsidiaries                                                     --              57,143

Mortgages payable to a bank; interest payable monthly at 8.38%; monthly payments of $10 and $27 with remaining balance due on June 2002; secured by real property with an approximate net book value of $2,350 as of August 31,
   1999                                                                                       --               2,922

Mortgage payable to an insurance company; variable interest rate based on average weekly yield of 30 day commercial paper plus 2.35%; payable in monthly installments of $40 through June 2007; secured by land and buildings
   with an approximate net book value of $1,787 as of August 31, 1999                         --               2,773

Mortgage payable to a bank; interest payable monthly at 8.63%; monthly installments of $8 with remaining balance due on November 2001; secured by real property with an approximate net book value of $661 as of August 31,
   1999                                                                                       --                 479

Note payable to a former employee relating to a non-competition agreement;
   Interest payable monthly at 7%; monthly payments of $5 until August 2000;
   unsecured;  see Note 16 - Related Party Transactions                                       --                  57

Other notes payable; interest rates ranging from 7% to 8.25%; payable in monthly installments based on amortization over the respective note lives;
   maturing from 1999 through 2002                                                           180                 215
                                                                                         --------            -------

Total debt                                                                                47,136              95,897
Less:  current maturities                                                                (27,358)             (8,056)
                                                                                         -------             -------
Total long-term portion of debt                                                          $19,778             $87,841
                                                                                         =======             =======

         Annual maturities of long-term debt during each year ending August 31, are as follows (in thousands):

                                       Minimum        Note
                                    lease payments   Payments       Total
                                    --------------   --------      --------
2001                                    $   777      $ 26,650      $ 27,427
2002                                        465         4,180         4,645
2003                                        206         4,363         4,569
2004                                         --         2,131         2,131
2005 and thereafter                          --         8,452         8,452
                                        -------      --------      --------

Total payments                            1,448        45,776        47,224
Less:  amount representing interest         (88)           --           (88)
                                        -------      --------      --------
  Total debt                              1,360        45,776        47,136
Less:  current portion                     (708)      (26,650)      (27,358)
                                        -------      --------      --------
Total long-term portion of debt         $   652      $ 19,126      $ 19,778
                                        =======      ========      ========

         The estimated fair value of long-term debt as of August 31, 2000 and 1999 was approximately $46,700,000 and $91,700,000 respectively, based on borrowing rates currently available to the Company for notes with similar terms and average maturities.

NOTE 8--REVOLVING LINES OF CREDIT

         In July 2000, in conjunction with the Stone & Webster acquisition, the Company entered into a three-year $400,000,000 credit facility, with an aggregate revolving credit commitment of $300,000,000 and an aggregate letter of credit commitment of $100,000,000. The facility permits up to $150,000,000 in letters of credit but reduces the revolver in such event to $250,000,000. Upon the sale of the assets of the cold storage business acquired from Stone & Webster (see Note 3), the aggregate revolving credit commitment is to be reduced to $250,000,000. Amounts received from the asset sales may result in additional reductions. The new facility allows the Company to borrow at interest rates not to exceed 2.75% over the London Interbank Offered Rate ("LIBOR") or 1.25% over the prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. Since inception of this new credit agreement through August 31, 2000, the maximum amount outstanding under this revolving credit facility was $240,439,000, and the average amount outstanding was $205,175,000 at a weighted average interest rate of 9.70%. The credit facility is secured by among other things (i) guarantees by the Company's domestic subsidiaries; (ii) the pledge of the capital stock in the Company's domestic subsidiaries; (iii) the pledge of 66% of the capital stock in certain of the Company's foreign subsidiaries; and
(iv) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The revolving credit agreement contains restrictive covenants, which include ratios and minimum capital levels, among other restrictions. As of August 31, 2000, the Company was in compliance with the covenants and had approximately $64,813,000 available under the facility. Since the agreement matures in July 2003, the outstanding balance at August 31, 2000 of $235,187,000 is classified as a long-term liability.

         The July 2000 facility replaced the previous credit facility entered into by the Company in May 1998, which allowed the Company to borrow up to $100,000,000 at interest rates not to exceed 2.00% over LIBOR or .75% over the prime rate. The Company amended this facility in September 1999, to extend the expiration date to May 31, 2002. The amendment also modified the interest rate spread, not to exceed 2.50% over LIBOR or 1.75% over the prime rate, and certain financial covenants and ratios. During fiscal 2000 and 1999, the maximum amount outstanding under this revolving credit facility was $60,842,000 and $80,532,000 respectively, and the average amount outstanding was approximately $29,819,000 and $55,006,000 respectively, at weighted average interest rates of 7.31% and 6.53% respectively.

         In 1998, a foreign subsidiary of the Company initiated an overdraft credit facility with a bank for up to L.3,000,000, payable on demand. The facility is secured by the assets of the subsidiary and a L.10,000,000 ($14,600,000) limited guarantee given by the Company. The facility was extended for one year in March 2000. The new facility was for L.2,500,000
($3,600,000) at the bank's base rate plus 1.125%. In September 2000, the facility was increased to L.3,500,000 ($5,100,000) at the same interest rate. Since amounts borrowed are payable on demand, the balance outstanding at August 31, 2000 of $2,893,000 is classified as a short-term liability. The outcome of the negotiations to renew or replace this overdraft credit facility at its expiration date is not expected to have any material adverse effect on the future operations of the Company.

NOTE 9--INCOME TAXES

         The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                              AUGUST 31,
                                                          2000         1999
                                                        --------      -------
Assets:
   Tax basis of inventory in excess of book basis       $    535      $   371
   Receivables                                             8,824           --
   Self-insurance reserves                                   238          620
   Net operating loss and tax credit carry forwards        1,976        1,457
   Accrued severance                                       8,978           --
   Contract reserves                                      40,306           --
   State tax credits                                         150          628
   Other expenses not currently deductible                 6,826        1,248
   Less:  valuation allowance                               (670)        (937)
                                                        --------      -------
         Total assets                                     67,163        3,387

Liabilities:
   Property, plant and equipment                          (7,636)      (7,456)
   Receivables                                                --       (1,121)
   Pension                                                (1,767)        (705)
                                                        --------      -------
         Total liabilities                                (9,403)      (9,282)
                                                        --------      -------
Net deferred tax assets (liabilities)                   $ 57,760      $(5,895)
                                                        ========      =======

         Income (loss) before provision for income taxes for the years ended August 31 was as follows (in thousands):

                                   2000        1999          1998
                                 -------     --------      -------
Domestic                         $45,532     $ 27,663      $12,764
Foreign                               16       (1,588)      10,541
                                 -------     --------      -------
Total                            $45,548     $ 26,075      $23,305
                                 =======     ========      =======

         The provision for income taxes for the years ended August 31 was as follows (in thousands):

                                  2000         1999        1998
                                -------      --------    -------
Current                         $ 13,549      $4,534     $ 6,874
Net operating loss utilized         (305)         --        (200)
Deferred                           2,110       3,697          40
State                              1,005         404         319
                                --------      ------     -------
Total                           $ 16,359      $8,635     $ 7,033
                                ========      ======     =======

         A reconciliation of Federal statutory and effective income tax rates for the years ended August 31 was as follows:

                                           2000       1999      1998
                                          -------   --------  -------
Statutory rate                               35%       35%       35%
State taxes provided                          2         1         1
Foreign income taxed at different rates      (3)       (2)       (6)
Other                                         2         1         3
State tax credits                            --        (2)       (3)
                                            ---       ---       ---
                                             36%       33%       30%
                                            ===       ===       ===

         As of August 31, 2000, for Federal income tax return purposes, the Company had approximately $3,500,000 of U.S. net operating loss carryforwards available to offset future taxable income of its Connex subsidiary. The carryforwards expire beginning in 2011 through 2014. As of August 31, 2000, the Company's United Kingdom operations had net operating loss carryforwards of approximately L.1,224,000 ($1,786,000), which can be used to reduce future taxable income in the United Kingdom. As of August 31, 2000, a benefit of $305,000 had been given to these losses in the accompanying financial statements. Due to the current operating environment in that market; however, a valuation allowance is provided for these loss carryforwards.

         Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $8,210,000 at August 31, 2000. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

NOTE 10--COMMON STOCK

         The Company has one class of Common Stock. Each outstanding share of Common Stock which has been held for four consecutive years without an intervening change in beneficial ownership entitles its holder to five votes on each matter properly submitted to the Company's shareholders for their vote, waiver, release or other action. Each outstanding share of Common Stock which has been held for less than four consecutive years entitles its holder to only one vote. Also, the Board of Directors is authorized to approve the issuance of preferred stock.

NOTE 11--OPERATING LEASES

         The Company leases certain offices, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases which were in effect as of August 31, 2000 require the Company to make the following future minimum lease payments:

        For the year ending August 31 (in thousands):
           2001                                                      $ 14,429
           2002                                                        11,924
           2003                                                        11,232
           2004                                                        10,959
           2005 and thereafter                                         55,701
                                                                     --------
        Total future minimum lease payments                          $104,245
                                                                     ========

         The Company enters into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2000 are not included as part of total minimum lease payments. Rent expense for the fiscal years ended August 31, 2000, 1999 and 1998 was $16,391,000, $8,297,000 and $7,902,000,
respectively.

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

         The Company has posted letters of credit aggregating approximately $75,000,000 as of August 31, 2000 to secure its performance under certain contracts and insurance arrangements.

         During 2000 and 1999, the Company was self-insured for workers' compensation claims in certain states up to certain policy limits. Claims in excess of $250,000 per incident are insured by third party reinsurers. Additionally, in fiscal 2000, the Company changed from a fully-insured plan for worker's compensation claims in states not self-insured to a plan with a $250,000 per incident deductible. The Company has accrued a liability for its estimated workers' compensation claims totaling approximately $1,040,000 and $821,000 at August 31, 2000 and 1999, respectively.

         During 2000 and 1999, certain subsidiaries of the Company (excluding Stone & Webster) were self-insured for health claims up to certain policy limits. Claims in excess of $125,000 per covered individual and approximately $9,000,000 to

$10,000,000 in the aggregate per year are insured by third party reinsurers. The Company had accrued a liability of $1,381,000 and $1,198,000 at August 31, 2000 and 1999, respectively, for outstanding and incurred, but not reported, claims based on historical experience. Stone & Webster is also self-insured for health claims up to certain policy limits; at August 31, 2000, the Company had accrued a liability of $476,000 to cover health claims incurred since the date of acquisition for its Stone & Webster employees.

         In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parities for alleged property damages, personal injuries, and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimate costs will have a material effect on the Company's financial position or results of operations. See Note 3 of Notes to Consolidated Financial Statements with respect to certain contingencies relating to the Stone & Webster acquisition.

NOTE 13--BUSINESS SEGMENTS, OPERATIONS BY GEOGRAPHIC REGION AND MAJOR CUSTOMERS

Business Segments

         The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information," as of August 31, 1999. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has aggregated its business activities into two operating segments: the pipe services segment and the manufacturing and distribution segment.

         The pipe services segment supplies complete piping systems, as well as other services, for projects in the power generation, process, and environmental and infrastructure industries. Services include piping systems fabrication, engineering and design, construction, procurement and maintenance, and consulting.

         The manufacturing and distribution segment (previously named the manufacturing segment) offers its capabilities to its customers by manufacturing and distributing specialty stainless, alloy and carbon steel pipe fittings. These fittings include stainless and other alloy elbows, tees, reducers and stub ends. The Company has one manufacturing facility which distributes its products to the pipe services segment of the Company enhancing the Company's piping package, as well as to third parties. The Company also has several distribution centers in the United States, which distribute its products primarily to third parties.

Business Segment Data

         The following table presents information about segment profit and assets (in thousands):

                                                  PIPE       MANUFACTURING
                                                SERVICES    AND DISTRIBUTION  CORPORATE        TOTAL
                                               -----------  ----------------  ---------     -----------
FISCAL 2000
Sales to external customers                    $   701,700      $ 60,955      $     --      $   762,655
Intersegment sales                                      23        15,343            --           15,366
Corporate overhead allocations                      20,360         4,244       (24,604)              --
Interest income                                        185            --           497              682
Interest expense                                       203            --         7,800            8,003
Depreciation and amortization                       13,354         2,192         1,262           16,808
Earnings from unconsolidated entity                  1,194            --            --            1,194
Income tax expense                                  12,733         1,230         2,396           16,359
Net income                                          22,760         2,361         4,389           29,510
Total assets                                     1,209,792        64,612        60,679        1,335,083
Investment in unconsolidated entity                  5,840            --            --            5,840
Purchases of property and equipment                 11,383           737         8,499           20,619
Other increases in long-lived assets, net               --           288        10,950           11,238

FISCAL 1999
Sales to external customers                    $   446,708      $ 47,306      $     --      $   494,014
Intersegment sales                                      --        19,914           566           20,480
Corporate overhead allocations                       9,214         1,586       (10,800)              --
Interest income                                        234             4           227              465
Interest expense                                     3,906         1,323         3,420            8,649
Depreciation and amortization                       10,431         2,028           812           13,271
Earnings from unconsolidated entity                    681            --            --              681
Income tax expense                                  10,196           (64)       (1,497)           8,635
Net income                                          20,449          (165)       (2,163)          18,121
Total assets                                       319,904        54,833        32,325          407,062
Investment in unconsolidated entity                  4,646            --            --            4,646
Purchases of property and equipment                  9,441           869         7,657           17,967
Other increases in long-lived assets, net               66            --            48              114

FISCAL 1998
Sales to external customers                    $   445,866      $ 55,772      $     --      $   501,638
Intersegment sales                                      --        22,538           569           23,107
Corporate overhead allocations                       4,800         2,340        (7,140)              --
Interest income                                        174            17            60              251
Interest expense                                     4,520         1,477         2,474            8,471
Depreciation and amortization                        7,272         2,264           744           10,280
Earnings (loss) from unconsolidated entity             (40)           --            --              (40)
Income tax expense                                   8,198           707        (1,872)           7,033
Income (loss) from discontinued operations           3,563          (618)           --            2,945
Net income                                          21,544           689        (3,056)          19,177
Total assets                                       312,145        55,675        22,024          389,844
Investment in unconsolidated entity                  3,965            --            --            3,965
Purchases of property and equipment                 12,564         1,201           851           14,616
Other increases in long-lived assets, net           25,196            15         2,142           27,353

Operations by Geographic Region

         The following tables present geographic sales and long-lived assets (in thousands):

                                                  YEARS ENDED AUGUST 31,
                                           ----------------------------------
                                             2000         1999         1998
                                           --------     --------     --------
Sales:
  United States                            $591,812     $365,942     $286,574
  China                                      11,436       30,795       56,069
  England                                    63,886       49,822       52,219
  Other Far East/Pacific Rim countries       39,546       10,257       47,025
  Other European countries                    1,288          160        1,057
  South America                              29,788       18,736       31,877
  Middle East                                 4,382       10,181       18,374
  Other                                      20,517        8,121        8,443
                                           --------     --------     --------
                                           $762,655     $494,014     $501,638
                                           ========     ========     ========

                                                       AUGUST 31,
                                           ----------------------------------
                                             2000         1999         1998
                                           --------     --------     --------
Long-lived assets:
  United States                            $406,483     $109,466     $105,741
  England                                    38,778       12,639       13,167
  Other foreign countries                    23,880       19,057       19,942
                                           --------     --------     --------
                                           $469,141     $141,162     $138,850
                                           ========     ========     ========

         Sales are attributed to geographic regions based on location of customer. Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and securities available for sale.

Information about Major Customers

         The Company's customers are principally major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers. For the year ended August 31, 2000, sales to a customer were $85,000,000, or 11% of sales. Additionally, for the years ended August 31, 2000 and 1999, sales to a different customer amounted to $83,400,000 (11% of sales) and $67,700,000 (14% of sales), respectively. For the year ended August 31, 1998, sales to another customer totaled $51,700,000, or 10% of sales.

Export Sales

         For the years ended August 31, 2000, 1999, and 1998, the Company has included as part of its international sales approximately $49,000,000, $58,000,000, and $104,000,000, respectively, of exports from its domestic facilities.

NOTE 14--EARNINGS PER COMMON SHARE

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

                                                                   FOR THE YEARS ENDED AUGUST 31,
                                                             -------------------------------------------
                                                                2000            1999            1998
                                                             -----------     -----------     -----------
Income from continuing operations (dollars in thousands)     $    30,383     $    18,121     $    16,232
                                                             ===========     ===========     ===========

Shares:
Weighted average number of common shares outstanding          14,817,754      11,934,595      12,616,997
Net effect of dilutive stock options                             567,804         420,831         214,980
                                                             -----------     -----------     -----------
Weighted average number of common shares outstanding,
      plus assumed exercise of stock options                  15,385,558      12,355,426      12,831,977
                                                             ===========     ===========     ===========

Income from continuing operations:
Basic earnings per share                                     $      2.05     $      1.52     $      1.29
                                                             ===========     ===========     ===========
Diluted earnings per share                                   $      1.97     $      1.47     $      1.26
                                                             ===========     ===========     ===========

         At August 31, 2000, 1999, and 1998, the Company had dilutive stock options of 1,980,868, 1,188,500, and 343,905, respectively, which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in the calculation of diluted income per common share for each period. Additionally, the Company had 12,000, 53,000, and 74,341, of stock options at August 31, 2000, 1999, and 1998, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive.

NOTE 15--EMPLOYEE BENEFIT PLANS

         The Company has a 1993 Employee Stock Option Plan (the Plan) under which both qualified and non-qualified options and restricted stock may be granted. As of August 31, 2000, approximately 1,356,000 shares of Common Stock were reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years. Only qualified options have been granted under the Plan.

         Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares. During the year ended August 31, 1998, the Company issued 30,000 shares of restricted stock which had a weighted average grant-date fair value of $19.38. During fiscal 1999, 15,000 shares were cancelled, and at August 31, 2000 and 1999, 15,000 shares remain outstanding.

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

         In conjunction with the acquisition of Stone & Webster (see Note 3 of Notes to Consolidated Financial Statements) the Company established The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan to award options to employees of the Company who were not officers of the Company, as defined in the Plan, and who either (i) became employed by the Company as a result of the acquisition of Stone & Webster, or (ii) were instrumental in the ultimate completion of the acquisition of Stone & Webster. As of August 31, 2000, 1,000,000 shares of Common Stock were reserved for issuance under this Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years. Only non-qualified options have been granted under the Plan.

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

         Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro-forma amounts below:

                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                           -------------------------------------------------------
                                                                2000                 1999              1998
                                                           --------------      ---------------     ---------------
Net income from continuing operations (in thousands):
     As reported                                           $        30,383     $        18,121     $        16,232
                                                           ===============     ===============     ===============
     Pro-forma                                             $        28,373     $        17,398     $        15,751
                                                           ===============     ===============     ===============

Basic earnings per share from continuing operations:
     As reported                                           $          2.05     $          1.52     $          1.29
                                                           ===============     ===============     ===============
     Pro-forma                                             $          1.91     $          1.46     $          1.25
                                                           ===============     ===============     ===============

Diluted earnings per share from continuing operations:
     As reported                                           $          1.97     $          1.47     $          1.26
                                                           ===============     ===============     ===============
     Pro-forma                                             $          1.84     $          1.41     $          1.23
                                                           ===============     ===============     ===============


         The pro-forma effect on net earnings for 1999 and 1998 is not representative of the pro-forma effect on net earnings in future years because it does not take into consideration pro-forma compensation expense related to grants prior to September 1, 1995.

         The following table summarizes the activity in the Company's stock option plans:

                                                    WEIGHTED
                                                     AVERAGE
                                       SHARES     EXERCISE PRICE
                                     ----------   --------------
Outstanding at September 1, 1997        455,344      $ 9.827

      Granted                            87,000      $23.920

      Exercised                        (116,473)     $ 7.511

      Canceled                           (7,625)     $ 6.449
                                     ----------      -------
Outstanding at August 31, 1998          418,246      $13.465

      Granted                         1,086,250      $ 8.820

      Exercised                         (32,500)     $ 7.654

      Canceled                         (214,246)     $16.925
                                     ----------      -------
Outstanding at August 31, 1999        1,257,750      $ 9.053

      Granted                         1,058,000      $41.443

      Exercised                        (290,382)     $ 7.767

      Canceled                          (32,500)     $ 8.375
                                     ----------      -------
Outstanding at August 31, 2000        1,992,868      $26.396
                                     ==========      =======

Exercisable at August 31, 2000          225,493      $11.405
                                     ==========      =======

         As of August 31, 2000, 1999, and 1998, the number of shares relating to options exercisable under the stock option plans was 225,493; 262,750, and 191,996; respectively, and the weighted average exercise price of those options was $11.405, $9.324, and $20.608, respectively.

         The weighted average fair value at date of grant for options granted during 2000, 1999, and 1998 was $33.43, $5.23 and $13.21 per share, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2000, 1999, and 1998, respectively: (a) dividend yield of 0.00%, 0.00% and 0.00%; (b) expected volatility of 70%, 65% and 59% (c)
risk-free interest rate of 6.0%, 5.1% and 5.8%; and (d) expected life of 5 years, 5 years and 5 years.

         The following table summarizes information about stock options outstanding as of August 31, 2000:

                                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                  -------------------------------------------------   -----------------------------
                                                       WEIGHTED         WEIGHTED                        WEIGHTED
                                                       AVERAGE           AVERAGE                         AVERAGE
          RANGE OF                    NUMBER          REMAINING         EXERCISE         NUMBER         EXERCISE
       EXERCISE PRICE              OUTSTANDING      CONTRACT LIFE         PRICE        EXERCISABLE        PRICE
    --------------------------    ---------------   ---------------    ------------   --------------   ------------
      $ 5.875  -      $ 6.750             65,250          4.6 Yrs           $6.626           65,250        $ 6.626
      $ 8.375  -      $ 8.375            786,618          8.1 Yrs           $8.375          107,243        $ 8.375
      $13.188  -      $16.500             26,250          8.7 Yrs          $15.215            7,500        $15.313
      $19.500  -      $23.063             67,250          7.7 Yrs          $21.358           33,500        $21.845
      $32.875  -      $42.000          1,047,500          9.9 Yrs          $41.764           12,000        $32.875
                                      ----------                                          ---------
                                       1,992,868          8.9 Yrs          $26.396          225,493        $11.405
                                      ==========                                          =========

         During 1994, the Company, excluding NAPTech, adopted a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute from 1% to 15% of annual compensation, subject to an annual limit as determined under federal law, with the Company matching 50% of the employee's eligible contribution up to 6% of the employee's annual compensation. The Company's expense for this plan during 2000, 1999, and 1998 was approximately $1,509,000, $1,278,000 and $813,000, respectively.

         The Company has a voluntary 401(k) profit sharing plan which covers substantially all of Stone & Webster's U.S. based full time employees who meet certain eligibility requirements. The plan allows employee participants an election to defer a percentage of their compensation up to the limitations as determined under federal law. In addition, the Company contributes a matching amount equal to 25% of the employees' elective deferral to the plan, up to the first 5% of the employees' annual compensation. The Company's expense for this plan from the date of acquisition (July 14, 2000) to August 31, 2000 was approximately $195,000.

         The Company has a qualified, contributory 401(k) savings plan covering all employees of NAPTech who belong to the Certified Metal Trades Journeymen collective bargaining unit. The Company is required to make a contribution of 3% of participants' compensation on an annual basis. The Company's expense for this plan was approximately $22,000, $18,000 and $61,000 for the years ended August 31, 2000, 1999, and 1998, respectively.

         The Company has a defined benefit pension plan for employees of Connex. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan's benefit formulas generally base payments to retired employees upon their length of service. The pension plan's assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2000, the fair market value of the plan assets was $1,646,000, which exceeded the estimated projected benefit obligation.

         The Company's subsidiaries in the United Kingdom (U.K.) and Canada have defined benefit plans covering their employees. The first U.K. plan was acquired November 14, 1997 through an acquisition. It is a salary-related plan for certain employees and admittance to this plan is now closed. The employees in this plan contribute 7% of their salary. The Company contribution depends on length of service, the employee's salary at retirement, and the earnings of the fund investments. If the plan's earnings are sufficient, the Company makes no contributions. The Canadian plan and second U.K. plan were acquired July 14, 2000 in conjunction with the Stone & Webster acquisition. The Canadian plan is noncontributory and the benefits are based primarily on years of service and employees' career average pay; admittance to this plan is now closed. The Company's policy is to make contributions equal to the current year cost plus amortization of prior service cost. The second U.K. plan is contributory and the benefits are based primarily on years of service and employees' average pay during their last ten years of service. From the dates of acquisition to August 31, 2000, 1999 and 1998, the Company recognized (credits) expenses of approximately $(145,000), $(18,000), and $111,000, respectively, for these plans.

         Included in the amounts as of and for the year ended August 31, 2000 are the two pension plans assumed by the Company in the Stone & Webster acquisition. The projected benefit obligation of these two plans at the date of the acquisition of $59,821,000 and the fair value of the assets at the date of acquisition of $63,418,000 are included in the table below at the start of the year.

         The following table sets forth the pension cost from the dates of acquisition to August 31, 2000, and the plans' funded status as of August 31, 2000, 1999 and 1998 in accordance with the provisions of Statement of Financial Accounting Standards No. 132 - "Employers' Disclosure about Pensions and Other Postretirement Benefits" (in thousands):

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                          -----------------------------------------
                                                              2000            1999           1998
                                                          ------------      --------       --------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at the start of the year     $     76,970      $ 17,133       $ 14,593
Service cost                                                       458           253            284
Interest cost                                                    1,435           914            711
Member's contributions                                             218           132            153
Actuarial loss/ (gain)                                             432            --          1,053
Benefits paid                                                     (971)         (452)          (330)
Foreign currency exchange rate changes                          (2,949)         (831)           669
                                                          ------------      --------       --------
Projected benefit obligation at the end of the year             75,593        17,149         17,133
                                                          ------------      --------       --------
CHANGE IN PLAN ASSETS
Fair value of the assets at the start of the year               82,715        17,437         15,582
Actual return on plan assets                                     2,861         2,949          1,333
Employer contributions                                             457           111             --
Employee contributions                                             218           132            153
Benefits Paid                                                     (971)         (452)          (330)
Foreign currency exchange rate changes                          (3,267)         (881)           699
                                                          ------------      --------       --------
Fair value of the assets at the end of the year                 82,013        19,296         17,437
                                                          ------------      --------       --------
Funded status                                                    6,420         2,147            304
Unrecognized net loss/ (gain)                                   (1,378)       (1,146)           615
                                                          ------------      --------       --------
Prepaid benefit cost                                      $      5,042      $  1,001       $    919
                                                          ============      ========       ========
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate at end of the year                             5.5 - 6.5%          5.5%           5.5%
Expected return on plan assets for the year                 7.0 - 8.75%          7.0%           7.0%
Rate of compensation increase at end of the year             4.5 - 5.0%          4.5%           4.5%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                              $        458      $    253       $    284
Interest cost                                                    1,435           914            711
Expected return on plan assets                                  (2,038)       (1,185)          (884)
                                                          ------------      --------       --------
Total net periodic benefit cost (credit)                  $       (145)     $    (18)      $    111
                                                          ============      ========       ========

         The Company also has a money purchase pension plan for employees of one of its United Kingdom subsidiaries. The employer and employee make matching contributions between 3% and 6% of employees' salaries depending on age. For the years ended August 31, 2000 and 1999, the expense was approximately $100,000 and $78,000, respectively. From date of acquisition through August 31, 1998, the Company's expense for this plan was approximately $98,000.

         The Canadian pension plan acquired as part of the Stone & Webster acquisition also includes a defined contribution component. The employee can contribute up to 4% of compensation. The employer will contribute an amount equal to the sum of: (i) a basic contribution of 2.5% of compensation, and (ii) a matching contribution equal to 25% of the employee's contribution. From the date of acquisition (July 14, 2000) to August 31, 2000, the expense was approximately $43,000 (U.S. dollars) for this plan.

         The Company contributes to a Group Employee superannuation fund for its employees in Australia. This fund is a defined contribution fund with both employees and the Company contributing a fixed percentage of salary each week. The Company also contributes to Industry Funds for its employees. These Funds are also defined contribution funds with the

Company contributing a fixed amount each week for each employee. All members are entitled to benefits on termination due to retrenchment, retirement, death or disability. The Company is under no obligation to make up any shortfall in the funds assets to meet payments due to employees. For the years ended August 31, 2000 and 1999, the Company expensed in US dollars $52,000 and $82,000 for this plan, respectively. From the date of acquisition to August 31, 1998, the Company expensed $139,000 (U.S. dollars) for this plan.

NOTE 16--RELATED PARTY TRANSACTIONS

         The Company has entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, the executives are entitled to receive their base salaries and participation in the Company's bonus plan and other employee benefit plans and programs for the periods of time specified therein. In the event of termination as a result of certain reasons, the executives will be entitled to receive their base salaries and certain other benefits for the remaining term of their agreement. Additionally, in the event of an executive's death, his estate is entitled to certain payments and benefits.

         The Company has entered into several loan agreements with key management, some of which were non-interest bearing. The impact of discounting such loans to record interest income is not significant. The balance of these employee loan receivables as of August 31, 2000, 1999, and 1998 was approximately $1,663,000, $1,579,000 and $996,000, respectively. These balances are included in other assets.

         During 1996 and 1997, in connection with certain acquisitions, the Company has entered into non-competition agreements with several key employees. Related assets totaling approximately $691,000 (net of accumulated amortization of $1,577,000) are included in other assets and are being amortized over five to eight years using the straight-line method. Any corresponding liabilities are included in long-term debt as further discussed in Note 7 of Notes to Consolidated Financial Statements.

         A director of the Company was a managing director of the investment banking firm that was an underwriter and acted as one of the representatives of the underwriters for the public offering of 3,000,000 shares of Common Stock discussed in Note 2 of Notes to Consolidated Financial Statements. The Company also granted to the underwriters an option to purchase up to an additional 450,000 shares of Common Stock pursuant to such terms to cover over-allotments, which over-allotment option was exercised. The closing of such public offering was completed in November 1999, at a price of $21.00 per share, less the underwriting discounts and commissions of approximately $4,313,000. Approximately $150,000 of these commissions were earned by the director's investment banking firm. The same investment banking firm handled the repurchase of some of the shares of the Company's Common Stock which began in fiscal 1999, earning approximately $74,000 in commissions.

         A director of the Company is an owner of construction companies that were used primarily as a sub-contractor by the Company. During fiscal 2000 and 1999, payments to these construction companies were not material. During fiscal 1998, the Company paid these construction companies approximately $4,000,000 for work performed.

NOTE 17--FOREIGN CURRENCY TRANSACTIONS

         The Company's wholly-owned subsidiaries in Venezuela had net assets of approximately $15,100,000 and $16,100,000 denominated in Venezuelan Bolivars as of August 31, 2000 and 1999, respectively. In accordance with SFAS 52, "Foreign Currency Translation," the U.S. dollar is used as the functional reporting currency since the Venezuelan economy is defined as highly inflationary. Therefore, the assets and liabilities must be translated into U.S. dollars using a combination of current and historical exchange rates.

         During 1996, the Venezuelan government lifted its foreign exchange controls. Subsequent to this action, the Bolivar devalued from 170 to 690 (at August 31, 2000) to the U.S. dollar. During 2000, 1999 and 1998, the Company recorded losses of approximately $1,756,000, $652,000 and $734,000, respectively, in translating the assets and liabilities of its Venezuelan subsidiaries into U.S. dollars. Because these losses were partially offset by inflationary billing provisions in certain Company contracts, the $1,756,000, $652,000 and $734,000 were offset against sales.

         Other foreign subsidiaries maintain their accounting records in their local currency (primarily British Pounds, Australian and Canadian Dollar, and Dutch Guilder). The currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of shareholders' equity, in accordance with SFAS No. 52 and SFAS No 130--"Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income. At August 31, 2000 and 1999 respectively, cumulative foreign currency translation adjustments related to these subsidiaries reflected in shareholders' equity amounted to $5,209,000 and $1,535,000; transaction gains (losses) reflected in income amounted to ($48,000) and $119,000 in the years ended August 31, 2000 and 1999, respectively.

NOTE 18--DISCONTINUED OPERATIONS

         In June 1998, the Company adopted a plan to discontinue its operations of the following subsidiaries: Weldtech, a seller of welding supplies; Inflo Control Systems Limited (Inflo), a manufacturer of boiler steam leak detection, acoustic mill and combustion monitoring equipment and related systems; Greenbank (a division of PEL), an abrasive and corrosion resistant pipe systems specialist; and NAPTech Pressure Systems Corporation, a manufacturer of pressure vessels and truck tanker trailers. The Company sold and/or discontinued its investment in each of these operations prior to August 31, 1998. Proceeds from the sale of these operations totaled approximately $1,200,000 in net cash and notes receivable of approximately $7,400,000, which resulted in a net gain on the disposal of $2,647,000, net of tax. The results of these operations have been classified as discontinued operations in the consolidated financial statements of the Company. Revenues of these discontinued operations totaled approximately $7,700,000 in 1998.

NOTE 19--UNBILLED RECEIVABLES, RETAINAGE RECEIVABLES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Unbilled work represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage of completion accounting method on the remaining contracts.

         Included in accounts receivable is $17,465,000 and $12,338,000 at August 31, 2000 and 1999, respectively, related to unbilled receivables. Advanced billings on contracts as of August 31, 2000 and 1999 was $15,992,000 and $7,025,000, respectively. Balances under retainage provisions totaled $32,449,000 and $4,554,000 at August 31, 2000 and 1999, respectively, and are also included in accounts receivable in the accompanying consolidated balance sheets.

         The table below shows the components of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on the Company's most significant uncompleted contracts as of August 31, 2000 and 1999. Contracts assumed in the Stone & Webster acquisition include cumulative balances from the origination of these contracts and, therefore, include amounts which were earned prior to the acquisition by the Company. In addition, the amounts below do not include accrued contract losses and reserves as of August 31, 2000. Included as a net amount in other are certain time and material and other smaller uncompleted contracts (in thousands):

                                                                            FOR THE YEARS ENDED AUGUST 31,
                                                                            ------------------------------
                                                                                2000              1999
                                                                            ------------      ------------
         Costs incurred on uncompleted contracts                            $  1,562,444      $    149,115
         Estimated earnings thereon                                               76,267            17,907
                                                                            ------------      ------------
                                                                               1,638,711           167,022
         Less:  billings applicable thereto                                   (1,716,610)         (145,867)
                                                                            ------------      ------------
                                                                                 (77,899)           21,155
         Other                                                                    36,194                --
                                                                            ------------      ------------
                                                                            $    (41,705)     $     21,155
                                                                            ============      ============
         Included in the accompanying balance sheet under the following captions:
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                           $    108,450      $     24,277
         Billings in excess of costs and estimated earnings on
            uncompleted contracts                                               (150,155)           (3,122)
                                                                            ------------      ------------
                                                                            $    (41,705)     $     21,155
                                                                            ============      ============

NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED)
          (Dollars in thousands, except per share data)

                                                               FIRST             SECOND              THIRD             FOURTH
                                                              QUARTER            QUARTER            QUARTER            QUARTER
                                                           --------------     --------------     --------------     --------------
FISCAL 2000
Sales                                                      $      150,808     $      172,963     $      175,046     $      263,838
                                                           ==============     ==============     ==============     ==============
Gross profit                                               $       26,078     $       28,287     $       27,656     $       45,055
                                                           ==============     ==============     ==============     ==============
Net income from continuing operations                      $        5,820     $        7,024     $        7,384     $       10,155
                                                           ==============     ==============     ==============     ==============
Basic net income from continuing operations per share      $          .47     $          .46     $          .48     $          .63
                                                           ==============     ==============     ==============     ==============
Diluted net income from continuing operations per share    $          .44     $          .44     $          .46     $          .60
                                                           ==============     ==============     ==============     ==============
FISCAL 1999
Sales                                                      $      116,032     $      112,660     $      125,211     $      140,111
                                                           ==============     ==============     ==============     ==============
Gross profit                                               $       20,717     $       22,385     $       24,101     $       26,625
                                                           ==============     ==============     ==============     ==============
Net income from continuing operations                      $        2,822     $        4,324     $        5,225     $        5,750
                                                           ==============     ==============     ==============     ==============
Basic net income from continuing operations per share      $          .23     $          .37     $          .45     $          .49
                                                           ==============     ==============     ==============     ==============
Diluted net income from continuing operations per share    $          .23     $          .36     $          .43     $          .47
                                                           ==============     ==============     ==============     ==============

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

         During the period from September 1, 1997, through the date hereof, there have been no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and AA or HTB.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company is to be included in the Company's definitive proxy statement prepared in connection with the 2001 Annual Meeting of Shareholders to be held in January 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is to be included in the Company's definitive proxy statement prepared in connection with the 2001 Annual Meeting of Shareholders to be held in January 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is to be included in the Company's definitive proxy statement prepared in connection with the 2001 Annual Meeting of Shareholders to be held in January 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is to be included in the Company's definitive proxy statement prepared in connection with the 2001 Annual Meeting of Shareholders to be held in January 2001 and is incorporated herein by reference.

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

    3.  Exhibits.

          *3.1 Restatement of the Articles of Incorporation of the Company dated December 10, 1993.

          *3.2   Amended and Restated By-Laws of the Company dated December 9,
                 1993.

         **4.1   Specimen Common Stock Certificate.

       ***10.1   1993 Employee Stock Option Plan, as amended and restated.

        **10.2 Employment Agreement by and between the Company and James M. Bernhard, Jr.

        **10.3 Joint Venture Agreement of Shaw-Nass Middle East, W.L.L. dated November 18, 1993, by and among Shaw Overseas (Cayman), Ltd., Abdulla Ahmed Nass and the Company.

        ++10.4   1996 Non-Employee Director Stock Option Plan.

         @10.5 Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated , certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc.

         @10.6 Credit Agreement dated as of July 14, 2000, among The Shaw Group Inc., Bank One Capital Markets, Inc. and Bank One, NA.

         +10.7 Employment Agreement by and between the Company and Richard F. Gill.

         +10.8   Employment Agreement by and between the Company and Robert L.
                 Belk.

       +++16.1 Letter from Hannis T. Bourgeois, LLP, Consenting to the Form 8-K Current Report.

         +21.1   Subsidiaries of the Company.

         +23.1   Consent of Arthur Andersen LLP.

         +23.2   Consent of Hannis T. Bourgeois, LLP.

         +24.1   Powers of Attorney.

         +27.1   Financial Data Schedule

----------

     * Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as amended.

     ** Incorporated by reference from the Company's Registration Statement on Form S-1 filed October 22, 1993, as amended (Registration Number 33-70722).

     *** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

     +    Filed herewith.

     ++ Incorporated by reference from the Company's Registration Statement on Form S-8 filed on September 24, 1997 (Registration Number 333-36315).

     +++ Incorporated by reference from the Company's Current Report on Form 8-K dated September 22, 1999.

     @ Incorporated by reference from the Company's Current Report on Form 8-K dated July 14, 2000.

(b) Reports on Form 8-K

    1. On July 28, 2000, the Company filed a Form 8-K announcing the acquisition of substantially all of the assets of Stone & Webster. The foregoing Form 8-K was amended by Form 8-K/A filed on September 13, 2000, and such Form 8-K/A contained the following financial statements:

        (i) Consolidated balance sheets of Stone & Webster Incorporated and its subsidiaries as of December 31, 1998 and 1999, consolidated statements of operations, comprehensive income, shareholder's equity and statements of cash flows of Stone & Webster Incorporated and its subsidiaries for the three years ended December 31, 1999, together with related notes and the report of independent accountants.

        (ii) Consolidated balance sheets of Stone & Webster Incorporated and its subsidiaries as of March 31, 2000 (unaudited) and December 31, 1999, consolidated statements of operations (unaudited) of Stone & Webster Incorporated and its subsidiaries for the three months ended March 31, 2000 and 1999, and condensed consolidated statements of cash flows (unaudited) of Stone & Webster Incorporated and its subsidiaries for the three months ended March 31, 2000 and 1999, together with related notes.

        (iii) Unaudited pro forma combined condensed balance sheet of The Shaw Group Inc. and its subsidiaries as of May 31, 2000, and unaudited pro forma combined condensed statements of operations of The Shaw Group Inc. and its subsidiaries for the twelve months ended August 31, 1999, and for the nine months ended May 31, 2000, together with related notes.

    2. On September 22, 1999, the Company filed a Current Report on Form 8-K announcing that Hannis T. Bourgeois, LLP had resigned as one of the Company's independent auditors and that Arthur Andersen LLP would be engaged as the Company's sole independent auditor for the fiscal year ended August 31, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SHAW GROUP INC.


                                          /s/ J. M. Bernhard, Jr.
                                          -------------------------------------
                                          By: J. M. Bernhard, Jr.
                                          President and Chief Executive Officer
                                          Date: November 29, 2000

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

            Signature                                 Title                                     Date
            ---------                                 -----                                     ----
 /s/ J. M. Bernhard, Jr.                 Chairman of the Board,                           November 29, 2000
--------------------------------            President and Chief
(J. M. Bernhard, Jr.)                       Executive Officer

/s/ Robert L. Belk                       Executive Vice President, Chief
--------------------------------            Financial Officer and Chief
(Robert L. Belk)                            Accounting Officer                            November 29, 2000

*                                        Director                                         November 29, 2000
--------------------------------
(Albert McAlister)

*                                        Director                                         November 29, 2000
--------------------------------
(L. Lane Grigsby)

*                                        Director                                         November 29, 2000
--------------------------------
(David W. Hoyle)

*                                        Director                                         November 29, 2000
--------------------------------
(John W. Sinders, Jr.)

*                                        Director                                         November 29, 2000
--------------------------------
(William H. Grigg)

* By:     /s/ Robert L. Belk                                                              November 29, 2000
      -------------------------
          Robert L. Belk
          Attorney-in-Fact

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
   *3.1   Restatement of the Articles of Incorporation of the Company
          dated December 10, 1993.

   *3.2   Amended and Restated By-Laws of the Company dated December 9,
          1993.

  **4.1   Specimen Common Stock Certificate.

***10.1   1993 Employee Stock Option Plan, as amended and restated.

 **10.2   Employment Agreement by and between the Company and James M.
          Bernhard, Jr.

 **10.3   Joint Venture Agreement of Shaw-Nass Middle East, W.L.L.
          dated November 18, 1993, by and among Shaw Overseas (Cayman),
          Ltd., Abdulla Ahmed Nass and the Company.

 ++10.4   1996 Non-Employee Director Stock Option Plan.

  @10.5   Asset Purchase Agreement, dated as of July 14, 2000, among
          Stone & Webster, Incorporated , certain subsidiaries of
          Stone & Webster, Incorporated and The Shaw Group Inc.

  @10.6   Credit Agreement dated as of July 14, 2000, among The Shaw
          Group Inc., Bank One Capital Markets, Inc. and Bank One, NA.

  +10.7   Employment Agreement by and between the Company and Richard F.
          Gill.

  +10.8   Employment Agreement by and between the Company and Robert L.
          Belk.

+++16.1   Letter from Hannis T. Bourgeois, LLP, Consenting to the Form
          8-K Current Report.

  +21.1   Subsidiaries of the Company.

  +23.1   Consent of Arthur Andersen LLP.

  +23.2   Consent of Hannis T. Bourgeois, LLP.

  +24.1   Powers of Attorney.

  +27.1   Financial Data Schedule

----------

     * Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as amended.

     ** Incorporated by reference from the Company's Registration Statement on Form S-1 filed October 22, 1993, as amended (Registration Number 33-70722).

     *** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

     +    Filed herewith.

     ++ Incorporated by reference from the Company's Registration Statement on Form S-8 filed on September 24, 1997 (Registration Number 333-36315).

     +++ Incorporated by reference from the Company's Current Report on Form 8-K dated September 22, 1999.

     @ Incorporated by reference from the Company's Current Report on Form 8-K dated July 14, 2000.