Form 10-Q
period 2000-11-30
SHAW GROUP INC
filed 2001-01-16
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2000
                                        ----------------------------------------

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    ----------------


         Commission File Number:  0-22992
                                ------------------------------------------------


                               THE SHAW GROUP INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Louisiana                                     72-1106167
      ----------------------             ---------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana            70809
---------------------------------------------------     -------------------
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

           Common stock, no par value, 40,554,922 shares outstanding
                            as of January 11, 2001.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - November 30, 2000
                  and August 31, 2000                                                                    3 - 4

               Condensed Consolidated Statements of Income - For the Three
                  Months Ended November 30, 2000 and 1999                                                5

               Condensed Consolidated Statements of Cash Flows - For the Three
                  Months Ended November 30, 2000 and 1999                                                6

               Notes to Condensed Consolidated Financial Statements                                      7 - 13

    Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              14 - 21

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                 21

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders                                        22

    Item 6. - Exhibits and Reports on Form 8-K                                                           22

Signature Page                                                                                           23

Exhibit Index                                                                                            24

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                     ASSETS


                                                              November 30,        August 31,
                                                                  2000              2000
                                                              ------------      ------------
Current assets:
      Cash and cash equivalents                               $     23,082      $     21,768
      Accounts receivable, including retainage, net                298,482           311,285
      Receivables from unconsolidated entity, net                    5,984             5,871
      Inventories                                                  130,070           131,083
      Cost and estimated earnings in excess of billings
         on uncompleted contracts                                  117,413           108,450
      Prepaid expenses                                              14,795            13,555
      Deferred income taxes                                         47,420            63,858
      Assets held for sale                                         116,501           116,501
      Other current assets                                          11,702            18,335
                                                              ------------      ------------
              Total current assets                                 765,449           790,706

Investment in unconsolidated entity, joint ventures
      and limited partnerships                                      17,975            14,490

Investment in securities available for sale                         15,548            15,236

Property and equipment, less accumulated depreciation
      of $51,306 at November 30, 2000 and $46,087 at
      August 31, 2000, respectively                                143,173           144,547

Goodwill, net of accumulated amortization of $10,211
      at November 30, 2000 and $6,375 at August 31, 2000           286,413           282,238

Other assets                                                        84,549            87,866
                                                              ------------      ------------
                                                              $  1,313,107      $  1,335,083
                                                              ============      ============


                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          November 30,        August 31,
                                                                              2000               2000
                                                                          ------------       ------------
Current liabilities:
      Accounts payable                                                    $    173,636       $    225,230
      Accrued liabilities                                                      131,414            147,887
      Current maturities of long-term debt                                      28,080             27,358
      Short-term revolving lines of credit                                       4,335              2,893
      Deferred revenue - prebilled                                               7,867              6,045
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                     205,992            166,147
      Accrued contract losses and reserves                                      73,189            106,489
                                                                          ------------       ------------
           Total current liabilities                                           624,513            682,049

Long-term revolving line of credit                                             108,332            235,187

Long-term debt, less current maturities                                         20,551             19,778

Deferred income taxes                                                            6,098              6,098

Other liabilities                                                               14,469             14,696

Commitments and contingencies

Shareholders' equity:
      Common stock, no par value,
        40,452,422 and 35,402,408 shares outstanding, respectively             427,730            298,005
      Retained earnings                                                        118,742            106,581
      Accumulated other comprehensive income (loss)                             (7,285)            (5,209)
      Unearned restricted stock compensation                                       (43)               (59)
      Treasury stock, 16,399,916 shares at August 31, 2000                          --            (22,043)
                                                                          ------------       ------------
           Total shareholders' equity                                          539,144            377,275
                                                                          ------------       ------------
                                                                          $  1,313,107       $  1,335,083
                                                                          ============       ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                 Three Months Ended
                                                                                     November 30,
                                                                                2000               1999
                                                                            ------------       ------------
Income:
     Sales                                                                  $    418,757       $    150,808
     Cost of sales                                                               354,689            124,730
                                                                            ------------       ------------
        Gross profit                                                              64,068             26,078

General and administrative expenses                                               38,038             15,912
                                                                            ------------       ------------
     Operating income                                                             26,030             10,166

Interest expense                                                                  (6,632)            (1,968)
Other income, net                                                                    650                173
                                                                            ------------       ------------
                                                                                  (5,982)            (1,795)
                                                                            ------------       ------------
Income before income taxes, earnings (losses) from unconsolidated
     entities and cumulative effect of change in accounting principle             20,048              8,371
Provision for income taxes                                                         7,801              2,787
                                                                            ------------       ------------
Income before earnings (losses) from unconsolidated entities and
     cumulative effect of change in accounting principle                          12,247              5,584
Earnings (losses) from unconsolidated entities, net of taxes                         (86)               236
                                                                            ------------       ------------
Income before cumulative effect of change in accounting principle                 12,161              5,820
Cumulative effect on prior years of change in accounting for
     start-up costs, net of taxes                                                     --               (320)
                                                                            ------------       ------------
Net income                                                                  $     12,161       $      5,500
                                                                            ============       ============

Basic income per common share:
     Number of shares                                                             37,980             25,020
     Income before cumulative effect of change in accounting principle      $        .32       $       0.23
     Cumulative effect on prior years of change in accounting for
          start-up costs, net of taxes                                                --              (0.01)
                                                                            ------------       ------------
Net income per common share                                                 $        .32       $       0.22
                                                                            ============       ============

Diluted income per common share:
     Number of shares                                                             39,804             26,482
     Income before cumulative effect of change in accounting principle      $        .31       $       0.22
     Cumulative effect on prior years of change in accounting for
          start-up costs, net of taxes                                                --              (0.01)
                                                                            ------------       ------------
Net income per common share                                                 $        .31       $       0.21
                                                                            ============       ============

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                            Three Months Ended
                                                                               November 30,
                                                                         2000                1999
                                                                     ------------       ------------
Cash flows from operating activities:
     Net income                                                      $     12,161       $      5,500
     Depreciation and amortization                                          9,405              3,367
     Other                                                                 (1,907)              (390)
     Changes in assets and liabilities (excluding cash and
        those relating to investing and financing activities)             (33,850)           (34,039)
                                                                     ------------       ------------
Net cash used in operating activities                                     (14,191)           (25,562)

Cash flows from investing activities:
     Investment in joint venture                                           (2,000)                --
     Purchases of property and equipment                                   (2,557)            (2,712)
     Proceeds from sale of property and equipment                             536              1,031
                                                                     ------------       ------------
Net cash used in investing activities                                      (4,021)            (1,681)

Cash flows from financing activities:
     Net increase (decrease) in outstanding checks
        in excess of bank balance                                              --             (1,755)
     Net repayments on revolving credit agreements                       (125,607)           (33,528)
     Proceeds from issuance of debt                                         1,407                708
     Repayment of debt and leases                                          (2,333)            (4,663)
     Issuance of common stock                                             146,074             67,617
                                                                     ------------       ------------
Net cash provided by financing activities                                  19,541             28,379
Effect of exchange rate changes on cash                                       (15)              (100)
                                                                     ------------       ------------


Net increase in cash and cash equivalents                                   1,314              1,036

Cash and cash equivalents - beginning of period                            21,768              6,901
                                                                     ------------       ------------

Cash and cash equivalents - end of period                            $     23,082       $      7,937
                                                                     ============       ============

Supplemental disclosure:
     Noncash investing and financing activities:
        Investment in securities available for sale acquired in
          lieu of interest payment                                   $        312       $        465
                                                                     ============       ============

        Property and equipment acquired through
          issuance of debt                                           $      2,421       $         --
                                                                     ============       ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

         The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month periods ended November 30, 2000 and 1999 and as of November 30, 2000 and August 31, 2000 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2001.

         Certain reclassifications have been made to the prior year's financial statements in order to conform to current year's presentation.

Note 2 - Common Stock

         In November 2000, the Company declared a two-for-one stock split of its no par value per share Common Stock ("Common Stock"), effective on December 15, 2000 for all Common Stock shareholders of record as of December 1, 2000. Unless otherwise indicated, all references to number of shares and to per share information in the financial statements and notes have been adjusted to reflect the stock split on a retroactive basis.

         In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares for over-allotments) of its Common Stock in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144,800,000 and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital, and to fund fixed asset purchases and subsidiary acquisitions including the recently completed Stone & Webster Incorporated ("Stone & Webster") acquisition (see Note 3 of Notes to Condensed Consolidated Financial Statements).

         On November 10, 1999, the Company closed the sale of 6,000,000 shares of its Common Stock in an underwritten public offering at a price of $10.50 per share, less underwriting discounts and commissions. On November 16, 1999, the underwriters for such offering exercised an option to purchase an additional 900,000 shares of Common Stock from the Company pursuant to such terms to cover over-allotments. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, totaled approximately $67,617,000 and were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt.

         During the three months ended November 30, 2000, the Company retired 16,399,916 shares of treasury stock recorded at $22,043,000.

Note 3 - Acquisition

         On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster for $37,600,000 in cash, 4,463,546 shares of Common Stock (valued at approximately $105,000,000 at closing) and the assumption of approximately $693,000,000 of liabilities, subject to adjustment pending the resolution of certain claims arising from the Stone & Webster bankruptcy proceedings. The Company incurred approximately $6,000,000 of acquisition costs. Stone & Webster is a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. The Company believes that, pursuant to the terms of the acquisition agreement, it assumed only certain specified liabilities. The Company believes that it did not assume, among other liabilities, liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the excluded items). The Company can, however, provide no assurance that it will have no exposure with respect to such excluded liabilities.

         The acquisition agreement contains an adjustment provision that requires the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25,000,000 of the acquisition proceeds was placed in escrow by the sellers to secure certain indemnification obligations of the sellers in the agreement. On December 27, 2000, the parties entered into an agreement that resulted in the return by the sellers of approximately $22,750,000 of the escrow funds to the Company and the waiver by the sellers of the purchase price adjustment provision in exchange for the Company's assumption of three previously excluded items. In addition, the Company and the sellers agreed to designate four contracts as completed contracts and, therefore, not assumed by the Company. This agreement has been approved by the bankruptcy court and will result in a net reduction in the Company's purchase price and goodwill which will be recorded by the Company in the quarter ended February 28, 2001.

         The Company acquired a large number of contracts with either inherent losses or lower than market remaining margins primarily due to the effect that the financial difficulties experienced by Stone & Webster had on negotiating and executing the contracts. These contracts were adjusted to their fair value at acquisition date by establishing a liability of approximately $83,700,000 which will adjust the gross margins recognized on the contracts as the work is performed. The amount of the accrued losses on assumed contracts was approximately $36,300,000. These adjustments will result in a net reduction of contract costs incurred in future periods. During the quarter ended November 30, 2000, cost of sales was reduced by $41,114,000 as these reserves were reduced. During the quarter ended November 30, 2000, the Company provided additional contract reserves of approximately $7,800,000 as adjustments to the fair value of the contracts acquired in the acquisition.

         The acquisition was concluded as part of a proceeding under Chapter 11 of the U. S. Bankruptcy Code. The bankruptcy court has not finalized its validation of claims filed with the court. As a result, the final amount of assumed liabilities may change, although the Company believes, based on its review of claims filed, that any adjustment to the assumed liabilities will not be material.

         The Company also assumed certain liabilities pursuant to severance and change in control agreements of former executives. The Company has contested the validity of at least one significant agreement, and is evaluating others. However, the Company recorded a liability of approximately $22,400,000 related to these executives who were not retained. No significant amounts related to this liability were paid during the three months ended November 30, 2000.

         The Company acquired a cold storage and frozen-food handling operation as part of this acquisition. Stone & Webster had previously reported this operation as a discontinued operation, and on October 18, 2000, the Company entered into an agreement to sell the assets (other than cash) of this operation for $70,000,000, subject to certain working capital and other adjustments. Accordingly, this operation has been reported as an asset held for sale in the accompanying balance sheet. The Company recorded the assets held for sale at the expected sales price pursuant to the agreement. During the three months ended November 30, 2000, losses of approximately $862,000 from this operation's results, which includes allocated interest expense of approximately $1,365,000, have been excluded from the Company's statement of income. The difference between the final disposition proceeds related to this operation and the estimated proceeds of $70,000,000 will be reflected as an adjustment to the purchase price during the quarter ended February 28, 2001. In connection with the transaction, the Company acquired an approximately 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000. In addition, the Company completed the sale of the office building in Houston, Texas, in December 2000. This sale, after paying off the mortgage of approximately $19,100,000, resulted in net proceeds of approximately $21,100,000. The net proceeds from these asset disposals were used to pay down the Company's revolving credit facility.

         The Company also acquired various licenses, patents, technology and related processes pertaining to the design and construction of plants which produce ethelyne. The associated intangible asset has been estimated in the purchase price allocation at $50,000,000. The Company is in the process of obtaining an appraisal of this asset, which it expects to complete during the quarter ending February 28, 2001. The final amount allocated to this asset will result in an adjustment to the purchase price allocation to the extent the appraisal is different than the estimated fair value assigned to it by the Company.

Note 4 - Inventories

         The major components of inventories consist of the following (in thousands) as of the dates indicated:


                               November 30, 2000                             August 31, 2000
                   -----------------------------------------    -----------------------------------------
                     Weighted                                     Weighted
                     Average          FIFO          TOTAL         Average         FIFO           TOTAL
                   -----------    -----------    -----------    -----------    -----------    -----------
Finished Goods     $    36,353    $        --    $    36,353    $    36,158    $        --    $    36,158
Raw Materials            2,279         48,094         50,373          2,270         45,175         47,445
Work In Process          1,262         42,082         43,344          1,626         45,854         47,480
                   -----------    -----------    -----------    -----------    -----------    -----------
                   $    39,894    $    90,176    $   130,070    $    40,054    $    91,029    $   131,083
                   ===========    ===========    ===========    ===========    ===========    ===========

Note 5 - Investment in Unconsolidated Entities

         During the three months ended November 30, 2000, the Company recognized earnings of $52,000 from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). In addition, as of November 30, 2000 and August 31, 2000, the Company had outstanding receivables from Shaw-Nass totaling $5,981,000 and $5,871,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

         On September 18, 2000, the Company executed a definitive agreement with Entergy Corporation ("Entergy") to create EntergyShaw, L.L.C. ("EntergyShaw"), a new, equally-owned and jointly-managed company. Subsequent to the execution of a letter of intent for this venture on June 2, 2000, Entergy and FPL Group, Inc., the parent of Florida Power & Light, announced a merger which will create the largest U.S. power producer with generating capacity in excess of 48,000 megawatts. EntergyShaw's initial focus will be the construction of power plants in North America and Europe for Entergy's and Florida Power & Light's unregulated wholesale operations. On a combined basis, Entergy and Florida Power & Light have approximately 70 turbines on order for their unregulated operations.

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

         During the three months ended November 30, 2000, the Company made an initial investment in the new company of $2,000,000 and recognized a loss of $138,000 (net of taxes) from EntergyShaw. In addition, as of November 30, 2000, the Company had outstanding receivables from EntergyShaw totaling $3,000. After its initial investment of $2,000,000, the Company has no further commitments to EntergyShaw with respect to future capital contributions.

Note 6 - Investment in Securities Available for Sale

         During the three months ended November 30, 2000 and 1999, the Company recognized interest income of $312,000 and $465,000, respectively, from a project financing participation. The interest income is included in sales since the financing arrangement is related to construction services. The interest cost of $381,000 and $258,000 for the three months ended November 30, 2000 and 1999, respectively, associated with carrying the financing agreement is included in cost of sales in the statements of income. The interest cost was calculated at the Company's effective borrowing rate, which approximated 9.90% and 7.35% for the three months ended November 30, 2000 and 1999, respectively.

Note 7 - Revolving Lines of Credit

         In July 2000, in conjunction with the Stone & Webster acquisition, the Company entered into a three-year $400,000,000 credit facility, with an aggregate revolving credit commitment of $300,000,000 and an aggregate letter of credit commitment of $100,000,000. During the quarter ended November 30, 2000, the lead bank participants were completing the syndication of the facility. In view of the Company's reduced credit needs from its October 2000 Common Stock offering (see Note 2 of Notes to Condensed Consolidated Financial Statements), proceeds received from the sale of assets acquired from Stone & Webster (see
Note 3 of Notes to Condensed Consolidated Financial Statements), the cash received from return of escrowed consideration in the Stone & Webster acquisition (also see Note 3 of Notes to Condensed Consolidated Financial Statements), and better than expected operating cash flow, the Company elected to close the syndication of the facility at $300,000,000, rather than the committed amount of $400,000,000. The $300,000,000 facility permits revolving credit loans and letters of credit, which letters of credit cannot exceed $150,000,000. The facility allows the Company to borrow at interest rates not to exceed 2.75% over the London Interbank Offered Rate ("LIBOR") or 1.25% over the prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. The credit facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) the pledge of the capital stock in the Company's domestic subsidiaries; (iii) the pledge of 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iv) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The revolving credit agreement contains restrictive covenants, which include ratios and minimum capital levels, among other restrictions. As of November 30, 2000, the Company was in compliance with the covenants. Since the facility matures in July 2003, the outstanding balance at November 30, 2000 of $108,332,000 is classified as a long-term liability. As of January 10, 2001, the credit facility had outstanding balances of approximately $16,000,000 of revolving credit, $67,000,000 of outstanding letters of credit, and availability under the facility of $217,000,000.

Note 8 - Comprehensive Income

         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands) for the periods indicated:


                                                     Three Months Ended
                                                        November 30,
                                                   2000             1999
                                               ------------     ------------
Net Income                                     $     12,161     $      5,500
Foreign currency translation adjustments             (2,026)            (426)
Unrealized net losses on hedging activities             (50)              --
                                               ------------     ------------
Total comprehensive income                     $     10,085     $      5,074
                                               ============     ============


         The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollars and Dutch guilder.

         The following is an analysis of the changes in the net gain (loss) on cash flow hedging instruments included in accumulated other comprehensive income (in thousands):


Balance at August 31, 2000                                         $   --
Cumulative effect of adoption of FAS 133 on September 1, 2000         (23)
Net gain for period                                                    16
Amount transferred to earnings                                        (43)
                                                                   ------
Balance at November 30, 2000                                       $  (50)
                                                                   ======

Note 9 - Business Segments

         The Company has aggregated its business activities into two operating segments: integrated EPC services segment (previously named pipe services segment) and manufacturing and distribution segment. The following table presents information about segment profits and assets (in thousands) for the periods indicated:


                                         INTEGRATED EPC      MANUFACTURING
                                            SERVICES        AND DISTRIBUTION   CORPORATE             TOTAL
                                         --------------     ----------------  ------------       ------------
THREE MONTHS ENDED NOVEMBER 30, 2000
Sales to external customers               $    401,835      $     16,922      $         --       $    418,757
Intersegment sales                                   9             5,183                --              5,192
Net income                                      15,851               837            (4,527)            12,161
Total assets                                 1,182,868            65,048            57,378          1,305,294

THREE MONTHS ENDED NOVEMBER 30, 1999
Sales to external customers               $    138,194      $     12,614      $         --       $    150,808
Intersegment sales                                  --             4,874                --              4,874
Net income                                       5,063               349                88              5,500
Total assets                                   351,050            59,166            30,501            440,717


Note 10 - Earnings Per Common Share

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share were determined based on the assumptions that all dilutive stock options were exercised and stock was repurchased using the treasury stock method, at the average price for each period. All prior period shares and earnings per share amounts have been restated to give affect to the two-for-one Common Stock split that was effective on December 15, 2000.

         At November 30, 2000 and 1999, the Company had outstanding dilutive stock options of 3,698,560 and 2,392,500, respectively, which were assumed exercised using the treasury stock method. The resulting dilutive common equivalent shares were used in the calculation of diluted income per common share for each quarter end. Additionally, the Company had no stock options at November 30, 2000 and 79,000 stock options at November 30, 1999, which were excluded from the calculation of diluted income per share because they were antidilutive.

         The weighted average common shares outstanding for the quarters ended November 30, 2000 and 1999 were 37,979,511 and 25,019,798, respectively.
Dilutive common equivalent shares for the quarters ended November 30, 2000 and 1999 were 1,415,773 and 1,462,730, respectively, all attributable to stock options. Additionally, for the quarter ended November 30, 2000, dilutive shares outstanding included an average of 408,622 shares of the Company's Common Stock that was held in escrow until the October 2000 public offering of stock.

Note 11 - Change in Accounting Principle

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

         Effective September 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133 (Accounting for Derivative Instruments and Hedging Activities), which requires that all derivative instruments be recorded on the balance sheet at fair value. On the date derivative contracts are entered into, the Company designates the derivative as either (a) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (c) a hedge of a net investment in a foreign operation (net investment hedge).

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

         The Company utilizes forward foreign exchange contracts to reduce its risk from foreign currency price fluctuations related to firm or anticipated commitments to purchase or sell equipment, materials and/or services. These investments are designated as cash flow hedging instruments. The Company normally does not use any other type of derivative instrument or participate in any other hedging activities.

         Upon initial application of FAS 133, the Company recorded the fair value of the existing hedge contracts on the balance sheet and a corresponding unrecognized loss of $23,000 as a cumulative effect adjustment of accumulated other comprehensive income, all of which is expected to be transferred to earnings during 2001.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

         The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at November 30, 2000, and the results of their operations for the three-month period then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect the Company or Shaw or its management "believes," "expects," "anticipates," "plans," or other similar expressions) are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; changes in investment by the energy, power and environmental industries; the availability of qualified engineers and other professional staff needed to execute contracts; the uncertain timing of awards and contracts; cost overruns on fixed, maximum or unit priced contracts; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services; the ability of the Company to successfully integrate the operations of Stone & Webster, Incorporated, the protection and validity of patents and other intellectual property; and various legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company's filings with the Securities and Exchange Commission.

General
-------

         The Company is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. While approximately 72% of Shaw's backlog at November 30, 2000 was attributable to the power generation industry, the Company also does work in the process industries and the environmental and infrastructure sectors. The Company's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has been that downturns in one of its sectors may be mitigated by opportunities in others.

         The acquisition by the Company of Stone & Webster in July 2000 has more than doubled the size of the Company, increasing significantly the Company's engineering, procurement and construction businesses, and will significantly impact the Company's operations and its working capital requirements. For additional information regarding the Stone & Webster acquisition, please see
Note 3 of Notes to Condensed Consolidated Financial Statements and Liquidity and Capital Resources.

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:



                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                                 November 30,
                                                                            2000              1999
                                                                         ----------        ----------
Sales                                                                         100.0%            100.0%
Cost of sales                                                                  84.7              82.7
                                                                         ----------        ----------
Gross profit                                                                   15.3              17.3

General and administrative expenses                                             9.1              10.6
                                                                         ----------        ----------
Operating income                                                                6.2               6.7

Interest expense                                                               (1.5)             (1.3)
Other income, net                                                                .1                .1
                                                                         ----------        ----------
                                                                               (1.4)             (1.2)
                                                                         ----------        ----------
Income before income taxes, earnings (losses) from unconsolidated
     entity and cumulative effect of change in accounting principle             4.8               5.5
Provision for income taxes                                                      1.9               1.8
                                                                         ----------        ----------
Income before earnings (losses) from unconsolidated entity and
     cumulative effect of change in accounting principle                        2.9               3.7
Earnings (losses) from unconsolidated entity                                     --                .1
                                                                         ----------        ----------
Income before cumulative effect of change in accounting principle               2.9               3.8
Cumulative effect on prior years of change in accounting for
     organization cost, net of taxes                                             --               (.2)
                                                                         ----------        ----------
Net income                                                                      2.9%              3.6%
                                                                         ==========        ==========

         Sales increased 178% to $418.8 million for the three months ended November 30, 2000, as compared to $150.8 million for the same period in the prior year. Revenues from both of the Company's business segments increased with the integrated EPC services segment reflecting a $263.6 million or 191% increase. This increase was made possible by the Stone & Webster acquisition, which was consummated in the fourth quarter of the prior fiscal year, fiscal 2000 (see Note 3 of Notes to Condensed Consolidated Financial Statements). Because of the financial difficulties Stone & Webster incurred prior to the acquisition by the Company, Stone & Webster's backlog was negatively impacted. The Company is anticipating this loss of work by Stone & Webster to result in a decline in revenues in the quarter ended February 28, 2001, due to the work-off and completion of some of the projects assumed with this acquisition in the Company's first quarter. The Company then anticipates sales growth closer to its historical pattern in the third and fourth quarter of fiscal 2001, although sales for the fourth quarter may still be less than those reflected in the quarter ended November 30, 2000. Revenues from the manufacturing segment increased $4.3 million.

         The Company's sales to customers in the following geographic regions approximated the following for the periods indicated:


                                        Three Months Ended November 30,
                                     2000                               1999
                         ----------------------------      ----------------------------
Geographic Region        (in millions)          %          (in millions)          %
                         -------------     ----------      -------------     ----------
U.S.A.                    $    361.7               86%      $    117.1               78%
Far East/Pacific Rim            23.5                6              8.0                5
Europe                          19.5                5             12.4                8
South America                    8.5                2              9.6                6
Other                            5.0                1              2.1                2
Middle East                      0.6                0              1.6                1
                          ----------       ----------       ----------       ----------
                          $    418.8              100%      $    150.8              100%
                          ==========       ==========       ==========       ==========

         Sales for domestic projects increased $244.6 million, or 209%, to $361.7 million for the three months ended November 30, 2000 from $117.1 million for the three months ended November 30, 1999. Increases were experienced in all domestic industry sectors. The power generation market continues to be robust in the United States, accounting for approximately 73% of the increase in domestic sales. This increase was made possible by the Stone & Webster acquisition in the fourth quarter of last fiscal year (fiscal year 2000). As a result of the acquisition of Stone & Webster, the Company now conducts business in the Environment and Infrastructure industry sector. Domestic sales to this industry sector in the first quarter of fiscal 2001 were $57.2 million, or 23% of the increase in total domestic sales for the three months ended November 30, 2000.

         Sales for international projects increased $23.4 million, or 69%, to $57.1 million for the three months ended November 30, 2000 from $33.7 million for the same period of the prior year. International sales for the quarter ended November 30, 2000 were, however, approximately $6.8 million less than those for the quarter ended August 31, 2000, indicating that the international market continues to be weak. Sales in the Far East/Pacific Rim Region and Europe were materially increased due to work performed by the acquired Stone & Webster businesses. Bidding activity has increased in certain countries in the Far East/Pacific Rim Region, such as China, Taiwan and Malaysia. Additionally, on August 28, 2000, the Company announced the execution of a letter of intent for the construction of a 600,000 metric ton-per-year ethylene plant in China. The Company expects the final agreement will be executed in the quarter ended February 28, 2001. Over 90% of the sales to the European sector were to the United Kingdom and European inquiries remain high, particularly in Spain. Even though sales in South America, the Middle East and other areas remain sluggish, the Company continues to believe that these markets present long-term opportunities for the Company.

         The Company's sales to customers in the following industry sectors approximated the following for the periods indicated:


                                                        Three Months Ended November 30,
                                                   2000                                 1999
                                      -------------------------------      --------------------------------
Industry Sector                       (in millions)            %           (in millions)             %
                                      ------------       ------------       ------------       ------------
Power Generation                      $      248.7                 59%      $       58.3                 39%
Process Industries                            83.4                 20               73.8                 49
Environmental and Infrastructure              57.2                 14                 --                 --
Other Industries                              29.5                  7               18.7                 12
                                      ------------       ------------       ------------       ------------
                                      $      418.8                100%      $      150.8                100%
                                      ============       ============       ============       ============


         Revenues from power generation projects increased both domestically and internationally by a total of $190.4 million for the three months ended November 30, 2000 over the revenues for the three months ended November 30, 1999. Demand in the United States for power generation projects remained high, generating $178.0 of that increase. Process industries sales increases were primarily in the international market. The acquisition of Stone & Webster contributed significantly to the increases in both the power generation and process industries sectors. As a result of the acquisition of Stone & Webster, the Company now conducts business in the Environment and Infrastructure industry sector, which it did not participate in materially until it acquired Stone & Webster.

          Gross profit increased 145.7% to $64.1 million in the three months ended November 30, 2000 from $26.1 million in the three months ended November 30, 1999 due to the growth in revenue volume during the same period. The gross profit margin for the three-month period ended November 30, 2000 decreased to 15.3% from 17.3% for the same period the prior year. The Company is involved in numerous projects, all of which affect gross profit in various ways, such as product mix, pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on where the work is performed), and constant monitoring of percentage of completion calculations. The Company's gross profit margin has been declining due to the Company's increase in revenues related to its erection and maintenance services and the inclusion of Stone & Webster's procurement and construction activities, which generally carry lower margins than fabrication work. The Company expects this margin to begin to stabilize close to the current level during fiscal 2001.

         General and administrative expenses increased to $38.0 million for the quarter ended November 30, 2000 from $15.9 million for the quarter ended November 30, 1999. This increase relates primarily to the integration of Stone & Webster into Shaw. As a percentage of sales, however, general and administrative expenses decreased to 9.1% for the three months ended November 30, 2000 from 10.6% for the three months ended November 30, 1999. This percentage is expected to increase next quarter due to the anticipated reduction in sales for that quarter.

         Interest expense for the quarter ended November 30, 2000 was $6.6 million, compared to $2.0 million for the same period of the prior fiscal year. Interest expense varies from period to period due to several factors, including the level of borrowings and interest rate fluctuations on variable rate loans. During fiscal 2001, reported interest expense is and will be higher than expected based on borrowing levels due to the amortization of loan fees associated with the primary facility which are classified as interest expense.

         The Company's effective tax rates for the quarters ended November 30, 2000 and 1999 were 38.9% and 33.3%, respectively. The tax rates for each quarter relate primarily to the mix of foreign (including foreign export sales) versus domestic work. The increase in the tax rate for the quarter ended November 30, 2000, compared to the quarter ended November 30, 1999, is due primarily to the increase in domestic sales and an increase in nondeductible expenses, such as a portion of the goodwill recognized from the Stone & Webster acquisition.

         Total backlog increased to $2.1 billion at November 30, 2000, compared to $1.9 billion reported at August 31, 2000 and $833 million reported at November 30, 1999. Approximately 81% of the backlog relates to domestic projects, and roughly 41% of the backlog relates to work currently anticipated to be completed during the 12 months following November 30, 2000. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. While Shaw believes backlog information may be helpful in understanding its business, it is not necessarily indicative of future earnings.

         Backlog at November 30, 2000 by industry sector is as follows (in millions):


Power Generation                      $    1,485.4
Process Industries                           312.4
Environmental and Infrastructure             184.6
Other Industries                              85.1
                                      ------------
                                      $    2,067.5
                                      ============

Liquidity and Capital Resources
-------------------------------

         Net cash used in operations was $14.2 million for three months ended November 30, 2000, compared to $25.6 million for the same period of fiscal 2000. For the quarter ended November 30, 2000, net cash was favorably impacted by net income of $12.2 million and depreciation and amortization of $9.4 million. Offsetting these positive factors were changes in certain assets and liabilities of $33.9 million and other non-operating items netting $1.9 million. Reductions of accounts payables of $49.6 million and accrued contract losses and reserves of $33.3 million were offset by increases in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts of $40.6 million and other changes netting $8.4 million, resulting in the $33.9 million change in certain assets and liabilities.

         Accounts payable decreased primarily due to the payment of some of the liabilities assumed in the Stone & Webster acquisition. The Company acquired a large number of contracts from Stone & Webster with either inherent losses or lower than market remaining margins due to the effect of the financial difficulties experienced by Stone & Webster on negotiating and executing the contracts. These contracts were adjusted to their fair value at acquisition date by establishing a reserve which will reduce contract costs incurred in future periods and adjust the gross margins recognized on the contracts. In addition, a liability was recorded for accrued losses on assumed contracts. During the quarter ended November 30, 2000, the Company incurred a $33.3 million net reduction of the accrued contract losses and reserves. The increase in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts resulted from accelerated billing provisions in more contracts.

         Net cash used in investing activities was $4.0 million for the first quarter of fiscal 2001, compared to $1.7 million for the same period of the prior fiscal year. During the first three months of fiscal 2001, the Company purchased $2.6 million of property and equipment and sold property and equipment for approximately $.6 million. These amounts are consistent with the first three months of fiscal 2000 and, other than certain integration costs related to the Stone & Webster acquisition, the Company does not expect its capital expenditures for fiscal year 2001 to be substantially different from its historical levels. As an additional use of cash in the first quarter of fiscal 2001, the Company made its initial investment of $2.0 million in its EntergyShaw Joint Venture (see Note 5 of Notes to Condensed Consolidated Financial Statements).

         Net cash provided by financing activities totaled $19.5 million for the three months ended November 30, 2000, compared to $28.4 million provided in the first quarter of fiscal 2000. In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares for over-allotments) of its Common Stock, no par value per share (the "Common Stock"), in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144.8 million and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital, and to fund fixed asset purchases and subsidiary acquisitions including the acquisition of substantially all of the operating assets of Stone & Webster, Incorporated ("Stone & Webster"). The Company also received approximately $1.3 million from employees upon the exercise of stock options during such quarter.

         Stone & Webster had a working capital deficit at the time of the acquisition. The Company assumed a portion of this deficit through its assumption of certain contracts and their related net liability positions. This working capital deficit is approximately $96.1 million as of November 30, 2000, which excludes approximately $47.4 million of remaining non-cash liabilities relating to adjusting the acquired contracts to their fair value at acquisition date as discussed above. The working capital deficit does include the remaining accrued losses assumed on the contracts of approximately $25.8 million as of November 30, 2000. This working capital deficit represents future net cash expenditures primarily from billings in excess of cost and estimated earnings on completed contracts which represents work billed but not yet performed and accruals from expected losses on assumed contracts related to the Company's assumed contracts. This working capital deficit is down from $125.4 million at August 31, 2000, and the Company expects that this working capital deficit will be worked off during fiscal 2001.

         The acquisition agreement contains an adjustment provision that requires the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25,000,000 of the acquisition proceeds were placed in escrow by the sellers to secure certain indemnification obligations of the sellers in the agreement. On December 27, 2000, the parties entered into an agreement that resulted in the return by the sellers of approximately $22,750,000 of the escrow funds to the Company and the waiver by the sellers of the purchase price adjustment provision in exchange for the Company's assumption of three previously excluded items. In addition, the Company and the sellers agreed to account for four contracts as completed contracts and, therefore, not assumed by the Company. This agreement has been approved by the bankruptcy court and, accordingly, will result in a net reduction in the Company's purchase price and goodwill. This reduction will be recorded by the Company in the quarter ended February 28, 2001.

         As of November 30, 2000, the Company had a positive working capital balance of approximately $148.7 million. Because the Stone & Webster acquisition has more than doubled the size of its operations and because a number of the contracts assumed in the acquisition will result in negative cash flow in the near term, the Company cannot provide assurance that its working capital requirements associated with its ongoing projects at any given point in time will not exceed its available borrowing capacity. To the extent the Company's working capital requirements exceed its borrowing capacity, Shaw's operations could be significantly adversely affected.

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

         The Company also acquired certain assets in the Stone & Webster acquisition which it has sold subsequent to November 30, 2000. The Company acquired a cold storage and frozen-food handling operation which it sold for approximately $70 million. In addition, the Company sold an office building in Houston, Texas, which, after paying off the mortgage of approximately $19.1 million, resulted in the receipt by the Company of net proceeds of approximately $21.1 million. The net proceeds from these asset disposals have been used to pay down the Company's revolving credit facility.

         In July 2000, in conjunction with the Stone & Webster acquisition, the Company entered into a three-year $400 million credit facility, with an aggregate revolving credit commitment of $300 million and an aggregate letter of credit commitment of $100 million. During the quarter ended November 30, 2000, the lead bank participants were completing the syndication of the facility. In view of the Company's reduced credit needs from its October 2000 Common Stock offering (see Note 2 of Notes to Condensed Consolidated Financial Statements), proceeds received from the sale of assets acquired from Stone & Webster (see
Note 3 of Notes to Condensed Consolidated Financial Statements), the cash received from return of escrowed consideration in the Stone & Webster acquisition (also see Note 3 of Notes to Condensed Consolidated Financial Statements), and better than expected operating cash flow, the Company elected to close the syndication of the facility at $300 million, rather than the committed amount of $400 million. The $300 million facility permits revolving credit loans and letters of credit, which letters of credit cannot exceed $150 million. The facility allows the Company to borrow at interest rates not to exceed 2.75% over the London Interbank Offered Rate ("LIBOR") or 1.25% over the prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. The credit facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) the pledge of the capital stock in the Company's domestic subsidiaries; (iii) the pledge of 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iv) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The revolving credit agreement contains restrictive covenants, which include ratios and minimum capital levels, among other restrictions. As of November 30, 2000, the Company was in compliance with the covenants. Since the facility matures in July 2003, the outstanding balance at November 30, 2000 of $108.3 million is classified as a long-term liability. As of January 10, 2001, the credit facility had outstanding balances of approximately $16 million of revolving credit, $67 million of outstanding letters of credit, and availability under the facility of $217 million. The Company believes that working capital generated from its operations and its availability under its revolving credit facility will be adequate to fund the working capital deficit acquired in the Stone & Webster acquisition, its capital expenditures, and its normal operations for the next twelve months.

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

         During fiscal 1999, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended by SFAS No. 137 on September 1, 2000, and has recognized a $23,000 charge to accumulated other comprehensive income upon adoption.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Risk

         The Company is exposed to interest rate risk and foreign currency risk. Since August 31, 2000, there have been no material changes in the Company's exposure to these risks.

                           PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fiscal quarter ended November 30, 2000, there were no matters submitted by the Company to a vote of security holders.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   Exhibit Number             Description

   +10.1 Amended and Restated Credit Agreement made as of November 30, 2000 among the Company, Bank One, NA, Firstar Bank, N.A., Credit Lyonnais New York Branch and Union Planters Bank, N.A.

----------

+  Filed herewith.

B. Reports on Form 8-K

   1. On October 13, 2000, the Company filed a Form 8-K announcing that the Company and Stone & Webster Incorporated, Stone & Webster Group Limited, and Stone & Webster Canada Limited entered into a purchase agreement with certain underwriters to sell 4,600,000 shares of the Company's Common Stock, no par value per share, including an over-allotment option of 600,000 shares of the Company's Common Stock. (The number of shares has not been restated for the Company's two-for-one Common Stock split effective on December 15, 2000.)

   2. On September 19, 2000, the Company filed a Form 8-K attaching a press release dated September 18, 2000, announcing that the Company and Entergy Corporation will sign a definitive agreement to create EntergyShaw, L.L.C., a new company that will provide management, engineering, procurement, construction and commissioning services to build electric power plants worldwide.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       THE SHAW GROUP INC.



Dated: January 16, 2001                                /s/ Robert L. Belk
                                                       -------------------------
                                                       Chief Financial Officer
                                                       (Duly Authorized Officer)

                                  EXHIBIT INDEX


         Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 2000.


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

+10.1                         Amended and Restated Credit Agreement made as of
                              November 30, 2000 among the Company, Bank One, NA,
                              Firstar Bank, N.A., Credit Lyonnais New York
                              Branch and Union Planters Bank, N.A.


----------

+        Filed herewith.