Form 10-Q
period 2001-02-28
SHAW GROUP INC
filed 2001-04-16
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended           February 28, 2001
                                       -----------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       -------------------  --------------------


         Commission File Number:                 0-22992
                                ------------------------------------------------



                               THE SHAW GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Louisiana                                       72-1106167
  -----------------------------------------------       ---------------------------------------
              (State of Incorporation)                  (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana                      70809
----------------------------------------------------                  ---------
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

          Common stock, no par value, 41,089,234 shares outstanding as of April 11, 2001.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - February 28, 2001
                  and August 31, 2000                                                     3 - 4

               Condensed Consolidated Statements of Income - For the Three
                  Months and Six Months Ended February 28, 2001 and February 29, 2000      5

               Condensed Consolidated Statements of Cash Flows - For the Six
                  Months Ended February 28, 2001 and February 29, 2000                     6

               Notes to Condensed Consolidated Financial Statements                       7 - 13

    Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               14 - 22

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk                  23

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders                         24 - 25

    Item 6. - Exhibits and Reports on Form 8-K                                            25

Signature Page                                                                            26

Exhibit Index                                                                             27

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                            February 28,    August 31,
                                                                                2001           2000
                                                                            ------------   ------------
Current assets:
      Cash and cash equivalents                                             $     12,435   $     21,768
      Accounts receivable, including retainage, net                              273,729        311,285
      Inventories                                                                 99,773        131,083
      Cost and estimated earnings in excess of billings
         on uncompleted contracts                                                 88,261        108,450
      Prepaid expenses                                                             9,749         13,555
      Deferred income taxes                                                       58,223         63,858
      Assets held for sale                                                         4,501        116,501
      Other current assets                                                         7,897         18,335
                                                                            ------------   ------------
              Total current assets                                               554,568        784,835

Investment in and advances to unconsolidated entities, joint ventures
      and limited partnerships                                                    23,513         20,361

Investment in securities available for sale                                        9,042         16,361

Property and equipment, less accumulated depreciation of $55,554
      at February 28, 2001 and $46,087 at August 31, 2000                        114,384        144,547

Goodwill, net of accumulated amortization of $14,272
      at February 28, 2001 and $6,375 at August 31, 2000                         329,974        282,238

Other assets                                                                      73,868         86,741

                                                                            ------------   ------------
                                                                            $  1,105,349   $  1,335,083
                                                                            ============   ============


                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         February 28,     August 31,
                                                                             2001            2000
                                                                         ------------    ------------
Current liabilities:
      Accounts payable                                                   $    151,634    $    225,230
      Accrued liabilities                                                      94,834         147,887
      Current maturities of long-term debt                                      6,782          27,358
      Short-term revolving lines of credit                                      4,205           2,893
      Deferred revenue - prebilled                                              9,288           6,045
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                    150,367         166,147
      Accrued contract losses and reserves                                     90,141         106,489
                                                                         ------------    ------------
           Total current liabilities                                          507,251         682,049


Long-term revolving line of credit                                             14,107         235,187

Long-term debt, less current maturities                                        12,855          19,778

Deferred income taxes                                                           6,098           6,098

Other liabilities                                                              11,119         14,696

Commitments and contingencies

Shareholders' equity:
      Common stock, no par value,
        40,787,859 and 35,402,408 shares outstanding, respectively            430,485         298,005
      Retained earnings                                                       130,359         106,581
      Accumulated other comprehensive income (loss)                            (6,898)         (5,209)
      Unearned restricted stock compensation                                      (27)            (59)
      Treasury stock, 16,399,916 shares at August 31, 2000                         --         (22,043)
                                                                         ------------    ------------
           Total shareholders' equity                                         553,919         377,275
                                                                         ------------    ------------
                                                                         $  1,105,349    $  1,335,083
                                                                         ============    ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                     Three Months Ended       Six Months Ended
                                                                                     February 28 and 29,     February 28 and 29,
                                                                                      2001        2000        2001        2000
                                                                                    ---------   ---------   ---------   ---------
Income:
    Sales                                                                           $ 340,283   $ 172,963   $ 759,040   $ 323,771
    Cost of sales                                                                     286,765     144,676     641,454     269,406
                                                                                    ---------   ---------   ---------   ---------
      Gross profit                                                                     53,518      28,287     117,586      54,365

General and administrative expenses                                                    33,491      17,248      71,529      33,160
                                                                                    ---------   ---------   ---------   ---------
    Operating income                                                                   20,027      11,039      46,057      21,205

Interest expense                                                                       (1,169)     (1,475)     (7,801)     (3,443)
Other income, net                                                                         578         200       1,228         373
                                                                                    ---------   ---------   ---------   ---------
                                                                                         (591)     (1,275)     (6,573)     (3,070)

Income before income taxes, earnings (losses) from unconsolidated entities, extraordinary item,  and cumulative effect of change in
    accounting principle                                                               19,436       9,764      39,484      18,135
Provision for income taxes                                                              7,518       3,135      15,319       5,922
                                                                                    ---------   ---------   ---------   ---------
Income before earnings (losses) from unconsolidated entities, extraordinary item and cumulative effect of change in accounting
    principle                                                                          11,918       6,629      24,165      12,213
Earnings (losses) from unconsolidated entities, net of  taxes                             (98)        395        (184)        631
                                                                                    ---------   ---------   ---------   ---------
Income before extraordinary item and cumulative effect of
    change in accounting principle                                                     11,820       7,024      23,981      12,844
Extraordinary item for early extinguishment of debt, net of taxes                        (203)         --        (203)         --
Cumulative effect on prior years of change in accounting for
    start-up costs, net of taxes                                                           --          --          --        (320)
                                                                                    ---------   ---------   ---------   ---------
Net income                                                                          $  11,617   $   7,024   $  23,778   $  12,524
                                                                                    =========   =========   =========   =========

Basic income per common share:
    Number of shares                                                                   40,615      30,466      39,287      27,744
    Income before extraordinary item and cumulative effect of change in
         accounting principle                                                       $    0.29   $    0.23   $    0.61   $    0.46
    Extraordinary item, net of taxes                                                       --          --          --          --
    Cumulative effect on prior years of change in accounting for
         start-up costs, net of taxes                                                      --          --          --       (0.01)
                                                                                    ---------   ---------   ---------   ---------
Net income per common share                                                         $    0.29   $    0.23   $    0.61   $    0.45
                                                                                    =========   =========   =========   =========

Diluted income per common share:
    Number of shares                                                                   42,186      31,980      41,056      29,234
    Income before extraordinary item and cumulative effect of change in
         accounting principle                                                       $    0.28   $    0.22   $    0.58   $    0.44
    Extraordinary item, net of taxes                                                       --          --          --          --
    Cumulative effect on prior years of change in accounting for
         start-up costs, net of taxes                                                      --          --          --       (0.01)
                                                                                    ---------   ---------   ---------   ---------
Net income per common share                                                         $    0.28   $    0.22   $    0.58   $    0.43
                                                                                    =========   =========   =========   =========



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                          February 28 and 29,
                                                                           2001         2000
                                                                        ----------   ----------
Cash flows from operating activities:
     Net income                                                         $   23,778   $   12,524
     Depreciation and amortization                                          17,854        6,669
     Other                                                                    (635)      (2,040)
     Changes in assets and liabilities (excluding cash and
        those relating to investing and financing activities)              (78,457)     (38,755)
                                                                        ----------   ----------
Net cash used in operating activities                                      (37,460)     (21,602)

Cash flows from investing activities:
     Investment in joint ventures                                           (4,021)          --
     Acquisitions, return of funds                                          22,750           --
     Purchases of property and equipment                                    (7,670)      (7,350)
     Proceeds from sale of assets                                          119,152        1,476
                                                                        ----------   ----------
Net cash provided by (used in) investing activities                        130,211       (5,874)

Cash flows from financing activities:
     Net increase in outstanding checks
        in excess of bank balance                                               --        1,470
     Net repayments on revolving credit agreements                        (219,850)     (33,363)
     Proceeds from issuance of debt                                          1,407          708
     Repayment of debt and leases                                          (31,327)      (9,154)
     Issuance of common stock                                              147,693       68,277
                                                                        ----------   ----------
Net cash provided by (used in) financing activities                       (102,077)      27,938
Effect of exchange rate changes on cash                                         (7)        (229)
                                                                        ----------   ----------


Net increase (decrease) in cash and cash equivalents                        (9,333)         233

Cash and cash equivalents - beginning of period                             21,768        6,901
                                                                        ----------   ----------

Cash and cash equivalents - end of period                               $   12,435   $    7,134
                                                                        ==========   ==========

Supplemental disclosure:
     Noncash investing and financing activities:
        Investment in securities available for sale acquired in
          lieu of interest payment                                      $      566   $      778
                                                                        ==========   ==========
        Payment of liability with securities available for sale         $    7,000   $       --
                                                                        ==========   ==========
        Property and equipment acquired through issuance of debt        $    2,422   $      223
                                                                        ==========   ==========
        Sale of assets financed through issuance of note receivable     $       --   $    3,960
                                                                        ==========   ==========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

         The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month and six-month periods ended February 28, 2001 and February 29, 2000 and as of February 28, 2001 and August 31, 2000 included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2001.

         Certain reclassifications have been made to the prior year's financial statements in order to conform to current year's presentation.

         Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

Note 2 - Common Stock

         In November 2000, the Company declared a two-for-one stock split of its no par value per share common stock ("Common Stock"), effective on December 15, 2000 for all Common Stock shareholders of record as of December 1, 2000. Unless otherwise indicated, all references to number of shares and to per share information in the financial statements and notes have been adjusted to reflect this stock split on a retroactive basis.

         In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares for over-allotments) of its Common Stock in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144,800,000 and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital and to fund fixed asset purchases and subsidiary acquisitions including the recently completed Stone & Webster Incorporated ("Stone & Webster") acquisition (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

         During the six months ended February 28, 2001, the Company retired 16,404,916 shares of treasury stock recorded at $22,043,000.

Note 3 - Acquisition

         On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster for $14,850,000 in cash (net of $22,750,000 of funds returned from escrow), 4,463,546 shares of Common Stock (valued at approximately $105,000,000 at closing) and the assumption of approximately $700,000,000 of liabilities, subject to adjustment pending the resolution of certain claims arising from the Stone & Webster bankruptcy proceedings. The Company incurred approximately $12,000,000 of acquisition costs. Stone & Webster is a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. The Company believes that, pursuant to the terms of the acquisition agreement, it assumed only certain specified liabilities. The Company believes that it did not assume, among other liabilities, liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the excluded items). The Company, however, cannot provide assurance that it has no exposure with respect to the excluded items.

         The acquisition agreement contains an adjustment provision that requires the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25,000,000 of the acquisition proceeds was placed in escrow to secure certain indemnification obligations of the sellers. On December 27, 2000, the parties entered into an agreement which (i) returned approximately $22,750,000 of the escrow funds to the Company; (ii) waived the purchase price adjustment provision; (iii) excluded four completed contracts from the transaction; and (iv) required the Company to assume three previously excluded items. This agreement has been approved by the bankruptcy court and has decreased the Company's purchase price and goodwill. The Company has and will continue to review the assets and liabilities acquired in the acquisition. Changes in the valuations of these assets and liabilities will affect the carrying value of goodwill. The Company anticipates to complete this review by July 2001.

         The Company acquired a large number of contracts with either inherent losses or lower than market remaining margins primarily due to the effect that the financial difficulties experienced by Stone & Webster had on negotiating and executing the contracts. These contracts were adjusted to their fair value at acquisition date and a liability (gross margin reserve) of approximately $83,700,000 was established. This reserve is utilized to adjust the gross margins recognized on the contracts as the work is performed. The amount of the accrued losses on assumed contracts was estimated to be approximately $36,300,000 and a liability (contract loss reserve) of such amount was established at the time of acquisition. These reserves are reduced as work is performed on the contracts and such reduction in the reserves results in a reduction in cost of sales. Since August 31, 2000, the Company has further adjusted its initial estimates of these contract reserves. These adjustments, as well as the decreases in the cost of sales for the periods indicated, are as follows (in thousands):

                                          November 30,                               February 28,
                                             2000         Reserve     Cost of Sales      2001
                                            Balance      Increase       Decrease       Balance
                                          ------------  ------------  -------------  ------------
Three Months ended February 28, 2001
------------------------------------
Gross margin reserves                     $     47,390  $     25,487  $    (18,870)  $     54,007
Contract loss reserves                          25,561        18,497        (7,924)        36,134
                                          ------------  ------------  ------------   ------------
Total                                     $     72,951  $     43,984  $    (26,794)  $     90,141
                                          ============  ============  ============   ============

                                           August 31,                                February 28,
                                              2000        Reserve     Cost of Sales      2001
                                            Balance       Increase      Decrease       Balance
                                          ------------  ------------  -------------  ------------
Six Months ended February 28, 2001
----------------------------------
Gross margin reserves                     $     75,764  $     25,487  $    (47,244)  $     54,007
Contract loss reserves                          30,725        26,310       (20,901)        36,134
                                          ------------  ------------  ------------   ------------
Total                                     $    106,489  $     51,797  $    (68,145)  $     90,141
                                          ============  ============  ============   ============

The foregoing reserve adjustments increased goodwill recorded for the acquisition.

         The acquisition was concluded as part of a proceeding under Chapter 11 of the U. S. Bankruptcy Code. The bankruptcy court has not finalized its validation of claims filed with the court. As a result, the final amount of assumed liabilities may change, although the Company believes, based on its review of claims filed, that any adjustment to the assumed liabilities will not be material.

         The Company also assumed certain liabilities pursuant to severance and change in control agreements of former executives. The Company has contested the validity of one significant agreement. However, the Company recorded a liability upon acquisition of Stone & Webster of approximately $22,400,000 related to executives who were not retained. The Company paid approximately $3,600,000 to certain of these executives with respect to these agreements during the six months ended February 28, 2001. Any adjustments to the estimated amount of final payment will be an adjustment to goodwill.

         Included in this acquisition was a cold storage and frozen-food handling operation which Stone & Webster had previously reported as a discontinued operation. The Company classified the operation as assets held for sale until the Company sold all of these assets (other than cash) for $70,000,000 in December 2000. This sale is subject to certain working capital and other adjustments that are currently under review by the Company. Losses of approximately $494,000 from this operation's results, which includes allocated interest expense of approximately $966,000, have been excluded from the Company's statement of income for the three months ended February 28, 2001. Losses of approximately $1,356,000 from this operation's results, which includes allocated interest expense of approximately $2,331,000, have been excluded from the Company's statement of income for the six months ended February 28, 2001. These losses were included in the Company's allocation of purchase price to the acquired assets and liabilities. In connection with the sale of these assets, the Company also acquired an approximate 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000. Additionally, in December 2000, the Company completed the sale of an office building located in Houston, Texas which was acquired in the Stone & Webster acquisition and realized net proceeds of approximately $21,100,000 after paying off the mortgage of approximately $19,700,000. The proceeds from these asset disposals were used to pay down the Company's revolving credit facility.

         The Company also acquired various licenses, patents, technology and related processes pertaining to the design and construction of ethelyne plants. The associated intangible asset has been estimated in the purchase price allocation at $50,000,000. The Company is in the process of obtaining an appraisal of this asset. The final amount allocated to this asset will result in an adjustment to the purchase price allocation to the extent the appraisal is different than the estimated fair value assigned to it by the Company.

Note 4 - Inventories

         The major components of inventories consist of the following (in thousands) as of the dates indicated:

                              February 28, 2001                         August 31, 2000
                     ------------------------------------     ------------------------------------
                      Weighted                                 Weighted
                      Average        FIFO         Total         Average      FIFO          Total
                     ----------   ----------   ----------     ----------   ----------   ----------
Finished Goods       $   35,623   $       --   $   35,623     $   36,158   $       --   $   36,158
Raw Materials             2,274       47,774       50,048          2,270       45,175       47,445
Work in  Process          1,136       12,966       14,102          1,626       45,854       47,480
                     ----------   ----------   ----------     ----------   ----------   ----------
                     $   39,033   $   60,740   $   99,773     $   40,054   $   91,029   $  131,083
                     ==========   ==========   ==========     ==========   ==========   ==========

Note 5 - Investment in Unconsolidated Entities

         During the three and six months ended February 28, 2001, the Company recognized earnings of $106,000 and $158,000, respectively, from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). In addition, as of February 28, 2001 and August 31, 2000, the Company had outstanding receivables from Shaw-Nass totaling $5,962,000 and $5,871,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

         On August 30, 2000, the Company and Entergy Corporation ("Entergy") formed EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and jointly-managed company. EntergyShaw's initial focus is the construction of approximately
30 power plants in North America and Europe for Entergy's wholesale operations. The Company believes that the construction of most of these power plants will be managed by EntergyShaw, subject to the approval of its joint-management committee. Additionally, under the terms of the arrangement, the Company will offer EntergyShaw a right of first refusal to contract for bundled engineering, procurement, and construction ("EPC") services for power generation project inquiries it receives after December 31, 2000. This right of first refusal does not apply to project inquiries related to services other than a fully bundled EPC project. In any event, the Company expects to provide EPC services and fabrication for substantially all of EntergyShaw's power generation projects.

         During the six months ended February 28, 2001, the Company made an initial investment in EntergyShaw of $2,000,000. The Company has recognized losses of $204,000 and $342,000 (net of taxes) from EntergyShaw during the three and six months ended February 28, 2001, respectively. In addition, as of February 28, 2001, the Company had outstanding receivables from EntergyShaw totaling approximately $300,000. After its initial investment of $2,000,000, the Company has no further commitments to EntergyShaw with respect to capital contributions.

         In connection with the sale of a cold storage and frozen-food handling operation in December 2000, the Company acquired an approximate 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000. Since this equity interest is less than 20% and the Company does not exert any significant influence over the management of the operations, the Company will not recognize any income from this operation other than cash distributions.
No such distributions were received since its acquisition.

Note 6 - Revolving Lines of Credit

         In July 2000, in conjunction with the Stone & Webster acquisition, the Company entered into a three-year $400,000,000 credit facility (Credit Facility), with an aggregate revolving credit commitment of $300,000,000 and an aggregate letter of credit commitment of $100,000,000. During the quarter ended November 30, 2000, the lead bank participants were completing the syndication of the Credit Facility. In view of the Company's reduced credit needs from its October 2000 Common Stock offering (see Note 2 of the Notes to Condensed Consolidated Financial Statements), proceeds received from the sale of assets acquired from Stone & Webster (see Note 3 of the Notes to Condensed Consolidated Financial Statements), the cash received from return of escrowed consideration in the Stone & Webster acquisition (also see Note 3 of the Notes to Condensed Consolidated Financial Statements), and better than expected operating cash flow, the Company elected to close the syndication of the Credit Facility at $300,000,000, rather than the committed amount of $400,000,000. The $300,000,000 facility permits revolving credit loans and letters of credit, which letters of credit cannot exceed $150,000,000. The Company has the option to increase the Credit Facility under existing terms to $400,000,000, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Credit Facility allows the Company to borrow at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) the pledge of the capital stock in the Company's domestic subsidiaries; (iii) the pledge of 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iv) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The revolving credit agreement contains restrictive covenants, which include ratios, minimum capital levels, and limits on other borrowings, among other restrictions. As of February 28, 2001, the Company was in compliance with these covenants. As of February 28, 2001, (i) outstanding under the Credit Facility were revolving credit loans of approximately $14,100,000 and outstanding letters of credit of approximately $64,700,000, and (ii) availability under the facility was $221,200,000. Since the Credit Facility matures in July 2003, the outstanding borrowings thereunder are classified as a long-term liability.

Note 7 - Comprehensive Income

         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was comprised of the following (in thousands) for the periods indicated:

                                                                 Three Months Ended           Six Months Ended
                                                                  February 28 and 29,        February 28 and 29,
                                                                  2001          2000          2001          2000
                                                               ----------    ----------    ----------    ----------
Net Income                                                     $   11,617    $    7,024    $   23,778    $   12,524
Foreign currency translation adjustments                            1,213          (608)         (813)       (1,034)
Cumulative effect of adoption of FAS 133 on September 1,
    2000                                                              (23)           --           (23)           --
Unrealized net gains on hedging activities                             82            --            32            --
Unrealized losses on securities available for sale                   (885)           --          (885)           --
                                                               ----------    ----------    ----------    ----------
Total comprehensive income                                     $   12,004    $    6,416    $   22,089    $   11,490
                                                               ==========    ==========    ==========    ==========

         The foreign currency translation adjustments relate primarily to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollars and Dutch guilder.

         The following is an analysis of the changes in the net gain (loss) on cash flow hedging instruments included in accumulated other comprehensive income (in thousands):

Balance at August 31, 2000                                             $     --
Cumulative effect of adoption of FAS 133 on September 1, 2000               (23)
Net gain for period                                                          49
Amount transferred to earnings                                              (17)
                                                                       --------
Balance at February 28, 2001                                           $      9
                                                                       ========

         The unrealized losses on securities available for sale relate to temporary declines in investment securities acquired in the Stone & Webster acquisition.

         Note 8 - Business Segments

         The Company has segregated its business activities into two operating segments: integrated EPC services segment (previously named pipe services segment) and manufacturing and distribution segment. The following table presents information about segment profits and assets (in thousands) for the periods indicated:

                                          INTEGRATED EPC   MANUFACTURING
                                             SERVICES     AND DISTRIBUTION    CORPORATE         TOTAL
                                          --------------  ----------------   ------------    ------------
Three Months ended February 28, 2001
------------------------------------
Sales to external customers                $    323,550    $      16,733       $      --      $  340,283
Intersegment sales                                   44            3,867              --           3,911
Net income                                       10,990            1,020            (393)         11,617
Total assets                                    984,994           65,025          55,330       1,105,349

Three Months ended February 29, 2000
------------------------------------
Sales to external customers                $    158,020    $      14,943       $      --      $  172,963
Intersegment sales                                   --            3,915              --           3,915
Net income                                        6,467              340             217           7,024
Total assets                                    329,770           62,520          53,398         445,688

Six Months ended February 28, 2001
----------------------------------
Sales to external customers                $    725,385    $      33,655       $      --      $  759,040
Intersegment sales                                   53            9,050              --           9,103
Net income                                       26,841            1,857          (4,920)         23,778

Six Months ended February 29, 2000
----------------------------------
Sales to external customers                $    296,214    $      27,557       $      --      $  323,771
Intersegment sales                                   --            8,789              --           8,789
Net income                                       11,530              689             305          12,524

Note 9 - Earnings Per Common Share

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

         At February 28, 2001 and February 29, 2000, the Company had outstanding dilutive stock options of 3,373,123 and 2,280,750, respectively, which were assumed exercised using the treasury stock method. The resulting dilutive common equivalent shares were used in the calculation of diluted income per common share for each quarter end. Additionally, the Company had 24,000 stock options at February 29, 2000, which were excluded from the calculation of diluted income per share because they were antidilutive.

         The weighted average common shares outstanding for the quarters ended February 28, 2001 and February 29, 2000 were 40,614,547 and 30,466,660, respectively. Dilutive common equivalent shares for the quarters ended February 28, 2001 and February 29, 2000 were 1,571,031 and 1,513,594, respectively, all attributable to stock options.

         The weighted average common shares outstanding for the six months ended February 28, 2001 and February 29, 2000 were 39,287,236 and 27,744,020, respectively. Dilutive common equivalent shares for the six months ended February 28, 2001 and February 29, 2000 were 1,768,810 and 1,490,092, respectively. For the six months ended February 28, 2001, dilutive shares outstanding included an average of 205,440 shares of the Company's Common Stock that were held in escrow until the October 2000 public offering of stock; the remaining 1,563,370 related to outstanding stock options.

Note 10 - Changes in Accounting Principles

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

         Effective September 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133 (Accounting for Derivative Instruments and Hedging Activities), which requires that all derivative instruments be recorded on the balance sheet at fair value. On the date derivative contracts are executed, the Company designates the derivative as one of the following: (a) the hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) the hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (c) the hedge of a net investment in a foreign operation (net investment hedge).

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

         The Company utilizes forward foreign exchange contracts to reduce its risk from foreign currency price fluctuations related to firm or anticipated commitments to purchase or sell equipment, materials and /or services. These investments are designated as cash flow hedging instruments. The Company normally does not use any other type of derivative instrument or participate in any other hedging activities.

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

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

         The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at February 28, 2001, and the results of their operations for the three-month and six-month periods then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

General
-------

         The Company is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. While approximately 71 % of Shaw's backlog at February 28, 2001 was attributable to the power generation industry, the Company also does work in the process industries and the environmental and infrastructure sectors. The Company's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has been that downturns in one of its sectors may be mitigated by opportunities in others.

         The acquisition by the Company of Stone & Webster in July 2000 has more than doubled the size of the Company, increasing significantly the Company's engineering, procurement and construction services, and will significantly impact the Company's operations and its working capital requirements. For additional information regarding the Stone & Webster acquisition, please see
Note 3 of the Notes to Condensed Consolidated Financial Statements and Liquidity and Capital Resources.

         Historically, the Company has used acquisitions to pursue various market opportunities and/or to augment or increase existing capabilities and will continue to do so. The following comments concerning the Company's expectations for future sales and operating results are based on the Company's forecasts for its existing operations.

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:

                                                                         Three Months Ended        Six Months Ended
                                                                         February 28 and 29,      February 28 and 29,
                                                                          2001        2000         2001        2000
                                                                        --------    --------     --------    --------
Income:
      Sales                                                                100.0%      100.0%       100.0%      100.0%
      Cost of sales                                                         84.3        83.6         84.5        83.2
                                                                        --------    --------     --------    --------
        Gross profit                                                        15.7        16.4         15.5        16.8

General and administrative expenses                                          9.8        10.0          9.4        10.2
                                                                        --------    --------     --------    --------
      Operating income                                                       5.9         6.4          6.1         6.6


Interest expense                                                             (.3)        (.8)        (1.0)       (1.1)
Other income, net                                                             .1          .1           .1          .1
                                                                        --------    --------     --------    --------
                                                                             (.2)        (.7)         (.9)       (1.0)
Income before income taxes, earnings (losses) from unconsolidated entities, extraordinary item, and cumulative effect of
      change in accounting principle                                         5.7         5.7          5.2         5.6
Provision for income taxes                                                   2.2         1.8          2.0         1.8
                                                                        --------    --------     --------    --------
Income before earnings from unconsolidated entities,
      extraordinary item, and cumulative effect of change in
      accounting principle                                                   3.5         3.9          3.2         3.8
Earnings from unconsolidated entities                                         --          .2           --          .2
                                                                        --------    --------     --------    --------
Income before extraordinary item and cumulative effect of change
      in accounting principle                                                3.5         4.1          3.2         4.0
Extraordinary item,  net of taxes                                            (.1)         --           --          --
Cumulative effect on prior years of change in accounting for
      start-up costs, net of taxes                                            --          --           --         (.1)
                                                                        --------    --------     --------    --------
Net income                                                                   3.4%        4.1%         3.2%        3.9%
                                                                        ========    ========     ========    ========

         Sales increased 97% to $340.3 million for the three months ended February 28, 2001, as compared to $173.0 million for the same period in the prior year. Sales increased 134% to $759.0 million for the six months ended February 28, 2001, as compared to $323.8 million for the same period in the prior year. Substantially all of the Company's revenue increase came from the integrated EPC services segment, which sales increased

$165.5 million (105%) and $429.2 million (145%), respectively, for the three and six months ended February 28, 2001 when compared with same periods ended February 29, 2000. These increases resulted from the Stone & Webster acquisition, which was completed in the fourth quarter of the prior fiscal year (fiscal 2000). See Note 3 of the Notes to Condensed Consolidated Financial Statements. Because of Stone & Webster's financial difficulties prior to its acquisition by the Company in July 2000, Stone & Webster's backlog was negatively impacted, and as a result, the Company anticipated a decline in revenues from the three months ended November 30, 2000, due to the work-off and completion of some of the projects assumed with this acquisition. Primarily as a result of the work-off of this backlog, revenues in the quarter ended February 28, 2001 were approximately $78.5 million less than the revenues in the quarter ended November 30, 2000. The Company expects sales growth in the third and fourth quarters of fiscal 2001, although sales for the fourth quarter may still be less than those reflected in the quarter ended November 30, 2000.

         The Company's sales to customers in the following geographic regions approximated the following for the periods indicated:

                        Three Months Ended February 28 and February 29,
                                2001                       2000
                     --------------------------  --------------------------
Geographic Region    (in millions)        %      (in millions)       %
-----------------    -------------   ----------  -------------   ----------
United States          $    288.4            85    $    139.7            81
Asia/Pacific Rim             22.8             7           7.7             4
Europe                       19.0             5          14.8             9
Other                         7.3             2           4.1             2
South America                 2.6             1           6.2             4
Middle East                    .2            --            .5            --
                       ----------    ----------    ----------    ----------
                       $    340.3           100%   $    173.0           100%
                       ==========    ==========    ==========    ==========

                         Six Months Ended February 28 and February 29,
                                2001                       2000
                     --------------------------  --------------------------
Geographic Region    (in millions)        %      (in millions)       %
-----------------    -------------   ----------  -------------   ----------
United States          $    650.1            86    $    256.7            79
Asia/Pacific Rim             46.3             6          15.7             5
Europe                       38.5             5          27.3             8
Other                        12.3             2           6.2             2
South America                11.1             1          15.8             5
Middle East                    .7            --           2.1             1
                       ----------    ----------    ----------    ----------
                       $    759.0           100%   $    323.8           100%
                       ==========    ==========    ==========    ==========

         Sales for domestic projects increased $148.7 million, or 106%, to $288.4 million for the three months ended February 28, 2001 from $139.7 million for the three months ended February 29, 2000. For the six months ended February 28, 2001, sales for domestic projects increased $393.4 million, or 153 %, to $650.1 million from $256.7 million for the six months ended February 29, 2000. The power generation market continues to be robust in the United States, accounting for approximately $116.5 million (78%) and $294.5 million (75%) of the increases in domestic sales for the three-month and six-month periods ended February 28, 2001, respectively, from the prior year's comparable periods. These increases were made possible by the Stone & Webster acquisition. Further, as a result of the acquisition of Stone & Webster, the Company now conducts business in the environmental and infrastructure industry sector. Domestic sales to this industry sector were $42.7 million and $99.9 million for the three and six-month periods ended February 28, 2001. The increases in the power generation and environmental and infrastructure domestic sectors were offset by decreases in domestic process work. Domestic process industries sector sales for the three and six-month periods ended February 28, 2001, decreased $14.1 million and $13.0 million, respectively, from the same periods of the prior year, primarily due to decreases of sales to the refining industry.

         Sales for international projects increased $18.6 million, or 56%, to $51.9 million for the three months ended February 28, 2001 from $33.3 million for the same period in the prior fiscal year. International sales for the quarter ended February 28, 2001 were, however, approximately $5.2 million less than those for the quarter ended November 30, 2000, indicating continued weakness in the international market. Sales for international projects increased $41.8 million, or 62%, to $108.9 million for the six months ended February 28, 2001 from $67.1 million for the same period of the prior year. Sales in the Asia/Pacific Rim Region and Europe increased for all periods presented from prior year's levels due to work performed by the acquired Stone & Webster businesses. Bidding activity has increased in certain countries in the Asia/Pacific Rim Region, such as China, Taiwan, Vietnam and Malaysia. Additionally, in the quarter ended February 28, 2001, the Company finalized an agreement for the construction of a 600,000 metric ton-per-year ethylene plant in China. European inquiries also remain high. Even though sales in South America, the Middle East and other areas remain sluggish, the Company continues to believe that these markets present long-term opportunities for the Company.

         The Company's sales to customers in the following industry sectors approximated the following for the periods indicated:

                                         Three Months Ended February 28 and February 29,
                                                   2001                        2000
                                       --------------------------   -------------------------
Industry Sector                        (in millions)        %       (in millions)      %
---------------                        -------------   ----------   -------------  ----------
Power Generation                         $    203.8            60    $     77.9            45%
Process Industries                             66.7            20          75.2            44
Environmental and Infrastructure               42.7            12            --            --
Other Industries                               27.1             8          19.9            11
                                         ----------    ----------    ----------    ----------
                                         $    340.3           100%   $    173.0           100%
                                         ==========    ==========    ==========    ==========

                                             Six Months Ended February 28 and February 29,
                                                   2001                           2000
                                       ----------------------------    ----------------------------
Industry Sector                        (in millions)        %          (in millions)       %
---------------                        -------------   ------------    -------------   ------------

Power Generation                       $      452.5              60    $      136.8              42
Process Industries                            150.2              20           149.1              46
Environmental and Infrastructure               99.9              13              --              --
Other Industries                               56.4               7            37.9              12
                                       ------------    ------------    ------------    ------------
                                       $      759.0             100%   $      323.8             100%
                                       ============    ============    ============    ============


         Revenues from both domestic and international power generation projects for the three and six-month periods ended February 28, 2001 increased by a total of $125.9 million and $315.7 million, respectively, as compared with the three and six-month periods ended February 29, 2000. Demand in the United States for power generation projects remained high, and was responsible for a majority of these increases. The acquisition of Stone & Webster generated the increases in power generation sales. Changes in process industries sales for the three and six-month periods ended February 28, 2001 from the same periods of the prior fiscal year resulted primarily from decreases in domestic refining work, offset by increases in domestic chemical processing work. Additionally, the Stone & Webster acquisition resulted in the addition of the environmental and infrastructure industry sector to the Company's capabilities.

         Gross profit increased 89% to $53.5 million in the three months ended February 28, 2001 from $28.3 million in the three months ended February 29, 2000; gross profit increased 116% to $117.6 million in the six months ended February 28, 2001 from $54.4 million in the six months ended February 29, 2000. These gross profit margin increases are due primarily to the growth in revenue volume during the same periods. The gross profit margin for the three-month period ended February 28, 2001 decreased to 15.7 % from 16.4% for the same period the prior year. For the six-month period ended February 28, 2001, the gross profit margin decreased to 15.5% from 16.8% for the same period of the prior year.

         Further, as presented in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's gross profit margin was increased by reducing cost of sales by approximately $18.9 million and $47.2 million for the three and six months ended February 28, 2001, respectively, related to utilization of reserves which were established to record the fair value of contracts acquired in the Stone & Webster acquisition. Additionally, during the six months ended February 28, 2001, the Company increased this gross margin reserve and its reserve for contract losses for contracts acquired from Stone & Webster by $25.5 million and $26.3 million, respectively. These increases were made to reflect a customer's decision to recommence a large foreign nuclear project which had been suspended and to adjust the reserves of certain other contracts based on a current evaluation of their status as of the acquisition date. These adjustments increased goodwill recorded for the acquisition.

         The Company is involved in numerous projects, all of which affect gross profit in various ways, such as product mix, pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on where the work is performed), and constant monitoring of percentage of completion calculations. The Company's gross profit margin has declined due to the Company's increase in revenues related to its construction and maintenance services and the addition of Stone & Webster's procurement and construction activities, which generally carry lower margins than fabrication work. The Company expects its gross profit margin to increase slightly from its second quarter level during the remainder of fiscal 2001 due to changes in product and contract mix.

         General and administrative expenses increased to $33.5 million for the quarter ended February 28, 2001 from $17.2 million for the quarter ended February 29, 2000. General and administrative expenses increased to $71.5 million for the six months ended February 28, 2001 from $33.2 million for the six months ended February 29, 2000. These increases relate primarily to the integration of Stone & Webster into Shaw. As a percentage of sales, however, general and administrative expenses decreased to 9.8% for the three months ended February 28, 2001 from 10.0% for the three months ended February 29, 2000 and to 9.4% for the six months ended February 28, 2001 from 10.2% for the comparable prior period. The Company expects general and administrative expenses to remain comparable with the amounts expended in the quarter ended February 28, 2001 for the remainder of the fiscal year.

         Interest expense for the quarter ended February 28, 2001 was $1.2 million, compared to $1.5 million for the same period of the prior fiscal year. For the six-month periods ended February 28, 2001 and February 29, 2000, interest expense was $7.8 million and $3.4 million, respectively. Interest expense reported in the three and six-month periods ended February 28, 2001, was favorably impacted by excluding approximately $1.0 million and $2.3 million, respectively, of interest expense attributable to the operations of a cold storage operation reported as an asset held for sale. Interest expense varies from period to period due to several factors, including the level of borrowings and interest rate fluctuations on variable rate loans. During fiscal 2001, reported interest expense is and will be higher than expected based on borrowing levels due to the amortization of loan fees associated with the primary facility which are classified as interest expense.

         The Company's effective tax rates for the quarters ended February 28, 2001 and February 29, 2000 were 38.7% and 32.1%, respectively. The effective tax rates for the six-month periods ended February 28, 2001 and February 29, 2000 were 38.8% and 32.1%, respectively. The Company's tax rates for each quarter represents the Company's estimate of its effective tax rates for each year based primarily on the Company's estimate of pretax income for the year and the mix of domestic and foreign sourced (including foreign export sales) income. The Company updates its effective tax rate each quarter based on actual results to date and revised budgeted amounts for the remainder of the year. The increase in the tax rates for the periods ended February 28, 2001, compared to the periods ended February 29, 2000, is due primarily to the increase in domestic sales and an increase in nondeductible expenses, such as a portion of the goodwill recognized from the Stone & Webster acquisition.

         Total backlog increased to approximately $3.1 billion at February 28, 2001, compared to $1.9 billion reported at August 31, 2000 and $873.2 million reported at February 29, 2000. Approximately 74% of the backlog relates to domestic projects, and roughly 39% of the backlog relates to work currently anticipated to be completed during the 12 months following February 28, 2001. Additionally, the Company has signed a memorandum of understanding with PG&E National Energy Group ("NEG"), an indirect subsidiary of PG&E Corp ("PG&E"), for the construction of 3,300 megawatts of new power generation capacity at three separate sites. The Company has started work on the first of the three projects, which is included in backlog as of February 28, 2001. The value of the other projects will be reported as backlog when the Company receives a notice to proceed for such projects. The Company's backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. While Shaw believes backlog information may be helpful in understanding its business, it is not necessarily indicative of future earnings.

         Backlog at February 28, 2001 by industry sector is as follows (in millions):

Power Generation                           $    2,235
Process Industries                                677
Environmental and Infrastructure                  155
Other Industries                                   76
                                           ----------
                                           $    3,143
                                           ==========

Liquidity and Capital Resources
-------------------------------

         Net cash used in operations was $37.5 million for the six months ended February 28, 2001, compared to $21.6 million for the same period of fiscal 2000. For the six months ended February 28, 2001, net cash was favorably impacted by net income of approximately $23.8 million and depreciation and amortization of $17.9 million. Offsetting these positive factors was a $78.5 million reduction in certain assets and liabilities, including reductions in accounts payable and accrued liabilities and accrued contract losses and reserves offset by decreases in accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts. The reductions in the accounts receivable, accounts payable and accrued liabilities, and cost and estimated earnings in excess of billings on uncompleted contract balances were primarily attributable to the completion of backlog, the payment of liabilities assumed in the Stone & Webster acquisition and other normal operating transactions.

         Additionally, the Company acquired a large number of contracts from Stone & Webster with either inherent losses or lower than market remaining margins due to the effect of the financial difficulties experienced by Stone & Webster on negotiating and executing the contracts. These contracts were adjusted to their fair value as of the acquisition date by establishing a reserve which is used to reduce contract costs of sales as the contracts are completed. Cost of sales were reduced by approximately $47.2 million during the six months ended February 28, 2001 through the utilization of this reserve which represents a non-cash component of income. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

         Investing activities provided net cash proceeds of approximately $130.2 million for the first six months of fiscal 2001, compared to a net use of funds in investing activities of approximately $5.9 million for the same period of the prior fiscal year. The funds were provided primarily by the sale of assets acquired in the Stone & Webster transaction amounting to $111.9 million, other property and equipment sales of $7.2 million, and by the return of escrow funds to the Company that had been provided in fiscal 2000 for the Stone & Webster acquisition of $22.8 million. During the first six months of fiscal 2001, the Company purchased $7.7 million of property and equipment. The fixed asset expenditures are consistent with the first six months of fiscal 2000, and other than certain integration costs related to the Stone & Webster acquisition, the Company does not expect its capital expenditures for fiscal year 2001 to be substantially different from its historical levels. As additional uses of cash in the first six months of fiscal 2001, the Company made investments of approximately $2.0 million in its EntergyShaw joint venture, $1.9 million in an unconsolidated cold storage and frozen food handling operation (See Note 5 of the Notes to Condensed Consolidated Financial Statements), and made additional advances of $.1 million to its Shaw-Nass joint venture.

         Included in the sale of other property and equipment was the sale of the Company's corporate headquarters building for approximately $6.2 million (at a small loss), resulting in net proceeds of approximately $1.9 million after the payment of the outstanding mortgage balance. The Company also entered into a short-term lease to continue to occupy the building while its new corporate headquarters is under construction. The Company has entered into a long-term lease for its new headquarters and it expects occupancy in the quarter ending February 28, 2002. Currently, the Company's administrative staff is located in several different offices in the Baton Rouge area. The completion of the new headquarters will allow the Company to consolidate this staff in one building.

         Net cash used by financing activities totaled approximately $102.1 million for the six months ended February 28, 2001, compared to net cash provided by financing activities of approximately $27.9 million for the same period of the last fiscal year. In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares for over-allotments) of its common stock, no par value per share (the "Common Stock"), in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144.8 million. The Company also received approximately $2.9 million from employees upon the exercise of stock options during the six-month period ended February 28, 2001.

         The funds obtained from the sales of the Company's Common Stock and the assets acquired in the Stone & Webster acquisition were the major reason the Company was able to pay down its primary credit facility by approximately $219.9 million. The Company has used this credit facility to provide working capital, and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster.

         Included in the repayment of debt and leases was approximately $23.9 million of loan payoffs relating to the Stone & Webster and corporate headquarters assets sold during the six months ended February 28, 2001. Also included was the prepayment of a $2.0 million debt related to the acquisition of a subsidiary in 1998 which resulted in an extraordinary loss after taxes of approximately $.2 million.

         As of February 28, 2001, the Company had a positive working capital balance of approximately $47 million. The Stone & Webster acquisition has more than doubled the size of the Company's operations and has resulted in the assumption by the Company of a number of contracts which has had, and will continue to have, negative cash flows in the near term. Stone & Webster had a working capital deficit at the time of the acquisition. The Company assumed a portion of this deficit through its assumption of certain contracts and their related net liability positions. From the date of the acquisition to February 28, 2001, the Company has reduced the acquired working capital deficit of Stone & Webster, excluding assets held for sale and the gross margin reserves, by approximately $100 million. As of February 28, 2001, the working capital of Stone & Webster includes approximately $36 million of accrued contract losses relating to contracts acquired and expected to be substantially completed by August 31, 2001. As a result of the acquisition, the Company has different capabilities and can provide integrated customized products and services through its integrated EPC services segment. The working capital requirements of the Company in the future are likely to be subject to variation given the timing of the projects under contract and the negotiated payment terms for these projects. Additionally, the Company expects, that in the future, a higher percentage of Stone & Webster's work will be contracted on a cost-plus basis, as opposed to the predominantly fixed-price structure of most of Stone & Webster's acquired contracts.

         The Company believes that working capital generated from its operations and its availability under the Credit Facility will be adequate to fund any additional working capital deficit reduction and provide flexibility for the expected variations in future working capital in the foreseeable future. However the Company cannot provide assurance that the working capital requirements for its ongoing projects will not exceed its available borrowing capacity. To the extent the Company's working capital requirements exceed its borrowing capacity, Shaw's operations could be significantly adversely affected.

         The Stone & Webster acquisition agreement contains an adjustment provision that requires the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25 million of the acquisition proceeds was placed in escrow by the sellers to secure certain indemnification obligations of the sellers in the agreement. On December 27, 2000, the parties entered into an agreement that returned approximately $22.8 million of the escrow funds to the Company and waived the purchase price adjustment provision in exchange for the Company's assumption of three previously excluded items. In addition, the Company and the sellers agreed to account for four contracts as completed contracts and, therefore, not assumed by the Company. This agreement was approved by the bankruptcy court and was recorded by the Company in the quarter ended February 28, 2001 as a reduction to the purchase price and goodwill.

         On August 30, 2000, the Company and Entergy Corporation ("Entergy") formed EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and jointly-managed company. The previously announced merger between Entergy and FPL Group, Inc., the parent of Florida Power & Light, has been terminated. The Company does not believe that this termination will have any material, adverse impact on the operations of the Company. EntergyShaw's initial focus is the construction of approximately 30 power plants in North America and Europe for Entergy's wholesale operations. The Company believes that the construction of most of these power plants will be managed by EntergyShaw, subject to the approval of its joint-management committee. Additionally, under the terms of the arrangement, the Company will offer EntergyShaw a right of first refusal to contract for bundled engineering, procurement, and construction ("EPC") services for power generation project inquiries it receives after December 31, 2000. This right of first refusal does not apply to project inquiries related to services other than a fully bundled EPC project. In any event, the Company expects to provide EPC services and fabrication for substantially all of EntergyShaw's power generation projects.

         The Company has invested $2.0 million in EntergyShaw, as required under the terms of the agreement with EntergyShaw. The Company does not believe that work performed for EntergyShaw will require a significant working capital investment due to terms of the agreement with EntergyShaw.

         The Company also acquired certain assets in the Stone & Webster acquisition which it sold in the quarter ended February 28, 2001. These sales included a cold storage and frozen-food handling operation which the Company sold for approximately $70.0 million and an office building in Houston, Texas, from which, the

Company received net proceeds of approximately $21.1 million. The proceeds from these asset disposals have been used to pay down the Company's revolving credit facility.

         In July 2000, in conjunction with the Stone & Webster acquisition, the Company entered into a three-year $400 million credit facility (Credit Facility), with an aggregate revolving credit commitment of $300 million and an aggregate letter of credit commitment of $100 million. During the quarter ended November 30, 2000, the lead bank participants were completing the syndication of the Credit Facility. In view of the Company's reduced credit needs from its October 2000 Common Stock offering (see Note 2 of the Notes to Condensed Consolidated Financial Statements), proceeds received from the sale of assets acquired from Stone & Webster (see Note 3 of the Notes to Condensed Consolidated Financial Statements), the cash received from return of escrowed consideration in the Stone & Webster acquisition (also see Note 3 of the Notes to Condensed Consolidated Financial Statements), and better than expected operating cash flow, the Company elected to close the syndication of the Credit Facility at $300 million, rather than the committed amount of $400 million. The $300 million facility permits revolving credit loans and letters of credit, which letters of credit cannot exceed $150 million. The Company has the option to increase the Credit Facility under existing terms to $400 million, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Credit Facility allows the Company to borrow at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The index used to determine the interest rate is selected by the Company and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) the pledge of the capital stock in the Company's domestic subsidiaries; (iii) the pledge of 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iv) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The revolving credit agreement contains restrictive covenants, which include ratios, minimum capital levels, and limits on other borrowings, among other restrictions. As of February 28, 2001, the Company was in compliance with these covenants. As of February 28, 2001, (i) outstanding under the Credit Facility were revolving credit loans of approximately $14.1 million and outstanding letters of credit of approximately $64.7 million and
(ii) availability under the facility was $221.2 million. Since the Credit Facility matures in July 2003, the outstanding borrowings thereunder are classified as a long-term liability. The Company believes that working capital generated from its operations and its availability under the Credit Facility will be adequate to fund the working capital needs of its business, its capital expenditures, and its normal operations for the next twelve months.

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

Interest Rate Risk
------------------

         The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk.

         During the six months ended February 28, 2001, the Company paid down its long-term debt (excluding the Company's long-term line of credit) by $31.3 million, primarily due to paying off $23.9 million of long-term fixed rate mortgages on assets available for sale and the Company's corporate headquarters. No material new long-term loans were made during the six months ended February 28, 2001.

         The Company also reduced its long-term line of credit from $235.2 million at August 31, 2000, to $14.1 million at February 28, 2001, primarily by utilizing the proceeds from the sale of assets and the Company's Common Stock (see Note 2 of the Notes to Condensed Consolidated Financial Statements). As of February 28, 2001, the interest rate on this line of credit was 9.5%, with an availability to borrow an additional $222.3 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of this line of credit.

Foreign Currency Risks
----------------------

         Although the majority of the Company's transactions are in U.S. dollars, the Company does have certain of its subsidiaries which conduct their operations in various foreign currencies. The Company currently does not use any off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different than the local currency of the particular operation. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of February 28, 2001, the Company has a minimal number of forward exchange contracts outstanding which are hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

                          PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 16, 2001, the Company held its 2001 Annual Meeting of Shareholders. Four proposals were submitted to a vote at the meeting. The four proposals and the results of the votes taken on the proposals were as follows:

         PROPOSAL NO. 1 - Election of Directors:

               Name                               For               Withheld
               ----                               ---               --------
         J. M. Bernhard, Jr.                   23,008,152           167,896
         William H. Grigg                      23,008,256           167,792
         L. Lane Grigsby                       23,008,256           167,792
         David W. Hoyle                        23,008,856           167,192
         Albert McAlister                      23,008,856           167,192
         John W. Sinders, Jr.                  22,833,691           342,357

         There were no broker non-votes with respect to the election of directors.

         PROPOSAL NO. 2 - Approval of the Company's 2001 Employee Incentive Compensation Plan:

                          For                 11,617,532
                          Against              8,909,072
                          Abstain                 22,573

         There were 2,626,871 broker non-votes with respect to the proposal.

         PROPOSAL NO. 3 - Approval of an amendment to the Company's 1996 Non-Employee Director Stock Option Plan to increase by 50,000 shares the number of shares of the Company's no par value common stock reserved thereunder:

                          For                 17,546,451
                          Against              2,952,077
                          Abstain                 50,649

         There were 2,626,871 broker non-votes with respect to the proposal.

         PROPOSAL NO. 4(a) - Approval of an amendment to Article IV of the Restatement of the Articles of Incorporation of the Company to increase the authorized shares of the Company's no par value common stock from 50,000,000 shares to 200,000,000 shares:

                          For                 11,282,216
                          Against              9,249,098
                          Abstain                 17,863

         There were 2,626,871 broker non-votes with respect to the proposal.

         PROPOSAL NO. 4(b) - Approval of an amendment to Article IV of the Restatement of the Articles of Incorporation of the Company to increase the authorized shares of the Company's no par value preferred stock from 5,000,000 shares to 20,000,000 shares:

                          For                 11,052,979
                          Against              9,464,179
                          Abstain                 32,019

         There were 2,626,871 broker non-votes with respect to the proposal.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       A.    Exhibits

             Exhibit Number         Description
             --------------         -----------

             + 10.1 Articles of Amendment of the Restatement of the Articles of Incorporation of the Shaw Group Inc. dated January 22, 2001

----------


+        Filed herewith.

       B.    Reports on Form 8-K

             During the fiscal quarter ended February 28, 2001, the Company did not file a Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 THE SHAW GROUP INC.



Dated:   April 16, 2001                          /s/ Robert L. Belk
                                                 -------------------------
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 2001.


Exhibit
Number                         Description
-------                        -----------

 +10.1 Articles of Amendment of the Restatement of the Articles of Incorporation of The Shaw
                               Group Inc. dated January 22, 2001

----------


+        Filed herewith.