Form 10-Q
period 2001-05-31
SHAW GROUP INC
filed 2001-07-16
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the quarterly period ended               May 31, 2001
                                        ----------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------  --------------------

         Commission File Number:                     0-22992
                                 -----------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, is as follows:

 Common stock, no par value, 40,990,569 shares outstanding as of July 13, 2001.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - May 31, 2001
                  and August 31, 2000                                                                     3 - 4

               Condensed Consolidated Statements of Income - For the Three
                  Months and Nine Months Ended May 31, 2001 and 2000                                        5

               Condensed Consolidated Statements of Cash Flows - For the Nine
                  Months Ended May 31, 2001 and 2000                                                        6

               Notes to Condensed Consolidated Financial Statements                                       7 - 16

    Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              17 - 27

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                 27 - 28

Part II - Other Information

    Item 2. - Changes in Securities                                                                        29

    Item 4. - Submission of Matters to a Vote of Security Holders                                          29

    Item 6. - Exhibits and Reports on Form 8-K                                                             30

Signature Page                                                                                             31

Exhibit Index                                                                                              32

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS


                                                                          May 31,    August 31,
                                                                           2001         2000
                                                                        ----------   ----------
Current assets:
      Cash and cash equivalents                                         $  425,435   $   21,768
      Marketable securities held until maturity                             31,895           --
      Accounts receivable, including retainage, net                        333,819      311,285
      Inventories                                                           96,493      131,083
      Cost and estimated earnings in excess of billings
         on uncompleted contracts                                           92,267      108,450
      Prepaid expenses                                                      10,511       13,555
      Deferred income taxes                                                 34,773       63,858
      Assets held for sale                                                   2,001      116,501
      Other current assets                                                  22,375       18,335
                                                                        ----------   ----------
              Total current assets                                       1,049,569      784,835


Investment in and advances to unconsolidated entities, joint ventures
      and limited partnerships                                              23,177       20,361

Investment in securities available for sale                                 10,868       16,361

Property and equipment, less accumulated depreciation
      of $59,073 and $46,087, respectively                                 125,278      144,547


Goodwill, net of accumulated amortization of $18,472
      and $6,375, respectively                                             371,845      282,238

Other assets                                                                65,856       86,741
                                                                        ----------   ----------
                                                                        $1,646,593   $1,335,083
                                                                        ==========   ==========



                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          May 31,       August 31,
                                                                           2001            2000
                                                                       ------------    ------------
Current liabilities:
      Accounts payable                                                 $    154,156    $    225,230
      Accrued liabilities                                                    89,391         147,887
      Current maturities of long-term debt                                    3,336          27,358
      Short-term revolving lines of credit                                    3,980           2,893
      Deferred revenue - prebilled                                            9,013           6,045
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                  206,240         166,147
      Accrued contract losses and reserves                                   69,910         106,489
                                                                       ------------    ------------
           Total current liabilities                                        536,026         682,049

Long-term revolving line of credit                                               --         235,187

Long-term debt, less current maturities                                     515,223          19,778

Deferred income taxes                                                         6,739           6,098

Other liabilities                                                             9,611          14,696

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value                                              --              --
      Common stock, no par value, 40,990,569 and 35,402,408
        shares outstanding, respectively                                    437,660         298,005
      Retained earnings                                                     148,249         106,581
      Accumulated other comprehensive income (loss)                          (6,905)         (5,209)
      Unearned restricted stock compensation                                    (10)            (59)
      Treasury stock, 16,399,916 shares at August 31, 2000                       --         (22,043)
                                                                       ------------    ------------
           Total shareholders' equity                                       578,994         377,275
                                                                       ------------    ------------
                                                                       $  1,646,593    $  1,335,083
                                                                       ============    ============



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                          Three Months Ended               Nine Months Ended
                                                                                May 31,                         May 31,
                                                                         2001            2000            2001            2000
                                                                     ------------    ------------    ------------    ------------
Income:
    Sales                                                            $    394,154    $    175,046    $  1,153,194    $    498,817
    Cost of sales                                                         328,624         147,390         970,078         416,796
                                                                     ------------    ------------    ------------    ------------
      Gross profit                                                         65,530          27,656         183,116          82,021

General and administrative expenses                                        35,125          15,934         106,654          49,094
                                                                     ------------    ------------    ------------    ------------
    Operating income                                                       30,405          11,722          76,462          32,927

Interest expense                                                           (2,206)         (1,490)        (10,007)         (4,933)
Other income, net                                                           1,316             211           2,544             584
                                                                     ------------    ------------    ------------    ------------
                                                                             (890)         (1,279)         (7,463)         (4,349)
Income before income taxes, earnings (losses) from unconsolidated entities, extraordinary item,  and cumulative effect of change
    in accounting principle                                                29,515          10,443          68,999          28,578
Provision for income taxes                                                 11,452           3,407          26,771           9,329
                                                                     ------------    ------------    ------------    ------------
Income before earnings (losses) from unconsolidated entities, extraordinary item, and cumulative effect of change in
    accounting principle                                                   18,063           7,036          42,228          19,249
Earnings (losses) from unconsolidated entities, net of  taxes                (173)            348            (357)            979
                                                                     ------------    ------------    ------------    ------------
Income before extraordinary item and cumulative effect of
    change in accounting principle                                         17,890           7,384          41,871          20,228
Extraordinary item for early extinguishment of debt, net of taxes              --              --            (203)             --
Cumulative effect on prior years of change in accounting for
    start-up costs, net of taxes                                               --              --              --            (320)
                                                                     ------------    ------------    ------------    ------------
Net income                                                           $     17,890    $      7,384    $     41,668    $     19,908
                                                                     ============    ============    ============    ============

Basic income per common share:
    Income before extraordinary item and cumulative effect of
         change in accounting principle                              $       0.44    $       0.24    $       1.05    $       0.70
    Extraordinary item, net of taxes                                           --              --              --              --
    Cumulative effect on prior years of change in accounting for
         start-up costs, net of taxes                                          --              --              --           (0.01)
                                                                     ------------    ------------    ------------    ------------
Net income per common share                                          $       0.44    $       0.24    $       1.05    $       0.69
                                                                     ============    ============    ============    ============

Diluted income per common share:
    Income before extraordinary item and cumulative effect of
         change in accounting principle                              $       0.42    $       0.23    $       1.00    $       0.67
    Extraordinary item, net of taxes                                           --              --              --              --
    Cumulative effect on prior years of change in accounting for
         start-up costs, net of taxes                                          --              --              --           (0.01)
                                                                     ------------    ------------    ------------    ------------
Net income per common share                                          $       0.42    $       0.23    $       1.00    $       0.66
                                                                     ============    ============    ============    ============



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                      Nine Months Ended May 31,
                                                                         2001          2000
                                                                      ----------    ----------
Cash flows from operating activities:
     Net income                                                       $   41,668    $   19,908
     Depreciation and amortization                                        25,999        10,247
     Other                                                                 1,833        (2,615)
     Changes in assets and liabilities (excluding cash and
        those relating to investing and financing activities)           (116,618)      (68,451)
                                                                      ----------    ----------
Net cash used in operating activities                                    (47,118)      (40,911)

Cash flows from investing activities:
     Investment in unconsolidated subsidiaries and joint ventures         (4,089)           --
     Acquisitions, return of funds                                        22,750            --
     Investment in subsidiaries                                             (142)           --
     Investment in securities available for sale                          (1,241)           --
     Investment in securities held to maturity                           (31,895)           --
     Purchases of property and equipment                                 (15,054)      (12,057)
     Proceeds from sale of assets                                        119,159         1,437
                                                                      ----------    ----------
Net cash provided by (used in) investing activities                       89,488       (10,620)

Cash flows from financing activities:
     Net decrease in outstanding checks
        in excess of bank balance                                             --          (357)
     Net repayments on revolving credit agreements                      (234,143)       (4,779)
     Net proceeds from issuance of debt                                  491,399           914
     Repayment of debt and leases                                        (43,245)      (13,375)
     Issuance of common stock                                            147,896        68,706
                                                                      ----------    ----------
Net cash provided by financing activities                                361,907        51,109
Effect of exchange rate changes on cash                                     (610)         (239)
                                                                      ----------    ----------


Net increase (decrease) in cash and cash equivalents                     403,667          (661)


Cash and cash equivalents - beginning of period                           21,768         6,901
                                                                      ----------    ----------

Cash and cash equivalents - end of period                             $  425,435    $    6,240
                                                                      ==========    ==========

Supplemental disclosure:
     Noncash investing and financing activities:
        Payment of liability with securities available for sale       $    7,000    $       --
                                                                      ==========    ==========
        Property and equipment acquired through issuance of debt      $    6,145    $    1,006
                                                                      ==========    ==========
        Common stock issued to acquire subsidiary                     $    7,158    $       --
                                                                      ==========    ==========
        Increase in market value of securities available for sale     $      503    $       --
                                                                      ==========    ==========
        Sale of assets financed through issuance of note receivable   $       --    $    3,960
                                                                      ==========    ==========

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited Financial Information

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared annually in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2000 of The Shaw Group Inc.

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month and nine-month periods ended May 31, 2001 and 2000 and as of May 31, 2001 and August 31, 2000 included herein is unaudited. However, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of the results of operations that will be realized for the fiscal year ending August 31, 2001.

Certain reclassifications have been made to the prior year's financial statements in order to conform to current year's presentation.

Note 2 - Convertible Debt

Effective May 1, 2001, the Company issued and sold $790,000,000 (including $200,000,000 to cover over allotments) of 20 year, zero-coupon, unsecured, convertible debt, Liquid Yield Option (TM) Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The debt is senior unsecured obligations of the Company and is convertible into the Company's no par value per share common stock ("Common Stock") at a fixed ratio of 8.2988 per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued original issue discount. The Company realized net proceeds, after expenses, from the issuance of these securities of approximately $490,000,000. The Company used these proceeds to retire outstanding indebtedness and for general corporate purposes, including investment in AAA rated, short-term marketable securities held until maturity and cash equivalents.

The holders of the debt have the right to require the Company to repurchase the debt on the third, fifth, tenth, and fifteenth anniversaries at the accreted value. The Company has the right to fund such repurchases with shares of its Common Stock, cash, or a combination of Common Stock and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the accreted price, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the accreted value, through cash payments, at any time after May 1, 2006.

Note 3 - Common Stock

In November 2000, the Company declared a two-for-one stock split of its Common Stock, effective on December 15, 2000 for all Common Stock shareholders of record as of December 1, 2000. Unless otherwise indicated, all references to the number of shares and to per share information in the financial statements have been adjusted to reflect this stock split on a retroactive basis.

In January 2001, the Company's shareholders approved increases in (i) the number of the Company's authorized Common Stock from 50,000,000 shares to 200,000,000 shares and (ii) the number of shares of the Company's authorized no par value preferred stock from 5,000,000 shares to 20,000,000 shares.

In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144,800,000 and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital and to fund fixed asset purchases and subsidiary acquisitions including the Stone & Webster Incorporated ("Stone & Webster") acquisition (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

During the nine months ended May 31, 2001, the Company retired 16,404,916 shares of treasury stock recorded at $22,043,000.

Note 4 - Acquisitions

On March 23, 2001, the Company issued 157,710 shares of its Common Stock (valued at approximately $7,158,000) to acquire certain assets and liabilities of Scott, Sevin, & Schaffer, Inc. ("SS&S") and subsidiaries. A portion of the shares have been placed in escrow to secure certain indemnities provided by the seller and for price protection provided by the Company to the seller in the acquisition agreement. The Company also incurred approximately $142,000 of acquisition costs. This acquisition was accounted for under the purchase method of accounting and approximately $5,190,000 of goodwill was recorded with respect to this acquisition. SS&S's primary business is structural steel, vessel, and tank fabrication. The operating results of SS&S have been included in the Consolidated Statements of Income from the date of acquisition.

On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster. The Company funded this acquisition with $14,850,000 in cash (net of $22,750,000 of funds returned from escrow) and 4,463,546 shares of Common Stock (valued at approximately $105,000,000 at closing). The Company also assumed approximately $700,000,000 of liabilities. The price is subject to various adjustments. The Company incurred approximately $12,000,000 of acquisition costs. Stone & Webster is a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. The Company believes that, pursuant to the terms of the acquisition agreement, it assumed only certain specified liabilities. The Company believes that liabilities excluded from this acquisition include liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the excluded items). The Company, however, cannot provide assurance that it has no exposure with respect to the excluded items.

The acquisition agreement required the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25,000,000 of the acquisition proceeds were placed in escrow to secure certain indemnification obligations of the sellers. On December 27, 2000, the parties entered into an agreement which (i) returned approximately $22,750,000 of the escrow funds to the Company; (ii) waived the purchase price adjustment provision; (iii) excluded four completed contracts from the transaction; and (iv) required the Company to assume three previously excluded items. This agreement has been approved by the bankruptcy court and has decreased the Company's purchase price and goodwill. The Company has and will continue to review the assets and liabilities acquired in the acquisition. Changes in the valuations of these assets and liabilities will affect the carrying value of goodwill. The Company will complete this review in July 2001.

The Company acquired a large number of contracts with either inherent losses or lower than market remaining margins primarily because Stone & Webster's financial difficulties had negatively affected the negotiation and execution of the contracts. These contracts were adjusted to their fair value at acquisition date and a liability (gross margin reserve) of approximately $83,700,000 was established. This reserve is utilized to adjust the gross margins recognized on the contracts as the work is performed. The amount of the accrued losses on assumed contracts was estimated to be approximately $36,300,000 and a liability (contract loss reserve) of such amount was established at the time of acquisition. These reserves are reduced as work is performed on the contracts and such reduction in the reserves results in a reduction in cost of sales. These cost of sales reductions increase gross profit. Since August 31, 2000, the Company has further adjusted its initial estimates of these contract reserves. This includes adjustments made during the third quarter to reduce the reserves established for anticipated cash losses on one project and increase the reserves related to gross margin adjustments for certain projects based on the amount and timing of the future cash contract costs related to these projects. These adjustments, as well as the decreases in the cost of sales for the periods indicated, are as follows (in thousands):

                                   March 1,     Reserve                         May 31,
                                     2001       Increase     Cost of Sales       2001
                                   Balance     (Decrease)     (Decrease)       Balance
                                  ----------   ----------    -------------    ----------
Three Months ended May 31, 2001
-------------------------------
Gross margin reserves             $   54,007   $   12,631    $     (13,550)   $   53,088
Contract loss reserves                36,134      (15,166)          (4,146)       16,822
                                  ----------   ----------    -------------    ----------
Total                             $   90,141   $   (2,535)   $     (17,696)   $   69,910
                                  ==========   ==========    =============    ==========

                                 September 1,                                     May 31,
                                     2000         Reserve      Cost of Sales        2001
                                   Balance        Increase      (Decrease)        Balance
                                 ------------   ------------   -------------    ------------
Nine Months ended May 31, 2001
------------------------------
Gross margin reserves            $     75,764   $     38,118   $     (60,794)   $     53,088
Contract loss reserves                 30,725         11,144         (25,047)         16,822
                                 ------------   ------------   -------------    ------------
Total                            $    106,489   $     49,262   $     (85,841)   $     69,910
                                 ============   ============   =============    ============

The $49,262,000 of reserve adjustments increased goodwill recorded for the acquisition.

The acquisition was concluded as part of a proceeding under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court has not finalized its validation of claims filed with the court. As a result, the final amount of assumed liabilities may change, although the Company believes, based on its review of claims filed, that any adjustment to the assumed liabilities will not be material.

The Company also assumed certain liabilities pursuant to severance and change in control agreements for certain former Stone & Webster executives and the Company recorded an acquisition liability of approximately $22,400,000 for amounts due to executives who were not retained. During the quarter ended May 31, 2001, the Company reduced this reserve by approximately $5,000,0000 and adjusted goodwill and deferred taxes to reflect the difference between the Company's initial estimated liability for executive severance payments and the current estimate of its actual payment requirements.

Included in this acquisition was a cold storage and frozen food handling operation which Stone & Webster had previously reported as a discontinued operation. The Company classified the operation as assets held for sale until the Company sold all of these assets (other than cash) for $70,000,000 in December 2000. This sale is subject to certain working capital and other adjustments that are currently under review by the Company. Losses of approximately $1,356,000 from this operation's results, which includes allocated interest expense of approximately $2,331,000, have been excluded from the Company's statement of income for the nine months ended May 31, 2001. These losses were included in the Company's allocation of purchase price to the acquired assets and liabilities. In connection with the sale of these assets, the Company also acquired an approximate 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000, which is accounted for under the cost method. Additionally, in December 2000, the Company completed the sale of an office building located in Houston, Texas which was acquired in the Stone & Webster acquisition and realized net proceeds of approximately $21,100,000 after paying off the mortgage of approximately $19,700,000. The proceeds from these asset disposals were used to pay down the Company's primary credit facility.

The Company also acquired various licenses, patents, technology and related processes pertaining to the design and construction of ethelyne plants. The associated intangible asset has been assigned a final value of $28,500,000 based on estimates of the discounted cash flows to be generated from the existing acquired technology. An adjustment has been made to increase goodwill by $21,500,000, representing the difference between the original estimated value of the technology at the time of the Stone & Webster acquisition and the current appraisal. The estimated useful life of this intangible asset is 15 years.

Note 5 - Inventories

The major components of inventories consist of the following (in thousands) as of the dates indicated:

                            May 31, 2001                    August 31, 2000
                   ------------------------------   ------------------------------
                   Weighted                         Weighted
                   Average      FIFO      Total     Average      FIFO       Total
                   --------   --------   --------   --------   --------   --------
Finished Goods     $ 34,317   $     --   $ 34,317   $ 36,158   $     --   $ 36,158
Raw Materials         2,305     45,502     47,807      2,270     45,175     47,445
Work in Process       1,197     13,172     14,369      1,626     45,854     47,480
                   --------   --------   --------   --------   --------   --------
                   $ 37,819   $ 58,674   $ 96,493   $ 40,054   $ 91,029   $131,083
                   ========   ========   ========   ========   ========   ========

Note 6 - Investment in Unconsolidated Entities

During the three and nine months ended May 31, 2001, the Company recognized earnings of $38,000 and $196,000, respectively, from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). In addition, as of May 31, 2001 and August 31, 2000, the Company had outstanding advances to the Shaw-Nass joint venture totaling $6,030,000 and $5,871,000, respectively. These advances relate primarily to inventory and equipment sold to Shaw-Nass.

On August 30, 2000, the Company and Entergy Corporation ("Entergy") formed EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and jointly-managed company. EntergyShaw's initial focus is the construction of power plants for approximately 30 turbines in North America and Europe for Entergy's wholesale operations.

The Company believes that EntergyShaw, subject to the approval of its joint-management committee, will manage the construction of most of these power plants. Additionally, under the terms of the arrangement, the Company will offer EntergyShaw a right of first refusal to contract for bundled engineering, procurement, and construction ("EPC") services for power generation project inquiries the Company receives after December 31, 2000. This right of first refusal does not apply to project inquiries related to services other than fully bundled EPC projects. In any event, the Company expects to provide EPC services and pipe fabrication for substantially all of EntergyShaw's power generation projects.

During the nine months ended May 31, 2001, the Company made an initial investment in EntergyShaw of $2,000,000. The Company has recognized losses of $211,000 and $553,000 (net of taxes) from EntergyShaw during the three and nine months ended May 31, 2001, respectively. In addition, as of May 31, 2001, the Company had outstanding trade accounts receivables from EntergyShaw totaling approximately $1,686,000. Other than its initial $2,000,000 investment, the Company has no further capital contribution commitments to EntergyShaw.

In connection with the December 2000 sale of a cold storage and frozen food handling operation which was included in the Stone & Webster acquisition, the Company acquired an approximate 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000. The Company has accounted for this investment using the cost method and accordingly will only recognize dividend income it receives from this operation. No such distributions have been received since its acquisition.

Note 7 - Revolving Lines of Credit

The Company's primary credit facility is a three year term, $300,000,000 credit facility ("Credit Facility") dated July 2000 that permits both revolving credit loans and letters of credit, which letters of credit cannot exceed $150,000,000. The Company has the option to increase the Credit Facility under existing terms to $400,000,000, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Credit Facility allows the Company to borrow either at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and
(iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants, which include ratios, minimum capital levels, limits on other borrowings and other restrictions. As of May 31, 2001, the Company was in compliance with these covenants, had no outstanding revolving credit loans, and letters of credit of approximately $53,500,000 were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at May 31, 2001 was approximately $246,500,000, which included availability for letters of credit of approximately $96,500,000.

Various foreign subsidiaries also have short term revolving lines of credit; these subsidiaries had outstanding borrowings under these lines of approximately $3,980,000 at May 31, 2001.

Note 8 - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was comprised of the following (in thousands) for the periods indicated:

                                                             Three Months Ended              Nine Months Ended
                                                                   May 31,                         May 31,
                                                             2001            2000            2001            2000
                                                         ------------    ------------    ------------    ------------
Net income                                               $     17,890    $      7,384    $     41,668    $     19,908
Foreign currency translation adjustments                       (1,116)         (1,941)         (1,929)         (2,975)
Cumulative effect of adoption of FAS 133 on
   September 1, 2000                                               --              --             (23)             --
Unrealized net losses on hedging activities                       (85)             --             (53)             --
Reclassification adjustment for losses included in
  net income for securities available for sale, net
  of taxes                                                        576              --              --              --
Unrealized net gains on securities available for sale,
  net of taxes                                                    274              --             309              --
                                                         ------------    ------------    ------------    ------------
Total comprehensive income                               $     17,539    $      5,443    $     39,972    $     16,933
                                                         ============    ============    ============    ============

The foreign currency translation adjustments relate primarily to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollars and Dutch guilder. The unrealized net losses from hedging activities relate primarily to foreign exchange contracts that were entered into to hedge project transactions of foreign subsidiaries that were not denominated in their local currency. The unrealized gains on securities available for sale relate to temporary increases and decreases in investment securities. The reclassification adjustment relates to an impairment loss which was recognized on securities acquired in the Stone & Webster acquisition.

Note 9 - Business Segments

The Company has segregated its business activities into two operating segments: integrated EPC services segment (previously named pipe services segment) and manufacturing and distribution segment. The following table presents information about segment profits and assets (in thousands) for the periods indicated:

                                  INTEGRATED EPC    MANUFACTURING
                                     SERVICES      AND DISTRIBUTION   CORPORATE        TOTAL
                                  --------------   ----------------   ----------    ----------
Three Months ended May 31, 2001
-------------------------------
Sales to external customers       $      373,116   $         21,038   $       --    $  394,154
Intersegment sales                           902              4,431           --         5,333
Net income                                18,390              1,620       (2,120)       17,890
Total assets                           1,076,514             58,702      511,377     1,646,593

Three Months ended May 31, 2000
-------------------------------
Sales to external customers       $      159,072   $         15,974   $       --    $  175,046
Intersegment sales                            --              3,328           --         3,328
Net income                                 6,487                754          143         7,384
Total assets                             374,595             65,611       45,260       485,466

Nine Months ended May 31, 2001
------------------------------
Sales to external customers       $    1,098,503   $         54,691   $       --    $1,153,194
Intersegment sales                           954             13,484           --        14,438
Net income                                45,231              3,477       (7,040)       41,668

Nine Months ended May 31, 2000
------------------------------
Sales to external customers       $      455,286   $         43,531   $       --    $  498,817
Intersegment sales                            --             12,117           --        12,117
Net income                                18,017              1,443          448        19,908


Note 10 - Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per share. All prior period shares and earnings per share amounts have been restated to give affect to the two-for-one Common Stock split that was effective on December 15, 2000.

                                                  Three Months Ended     Nine Months Ended
                                                        May 31,               May 31,
                                                    2001       2000       2001        2000
                                                  --------   --------   --------    --------
                                                   (In thousands, except per share amounts)
BASIC:
Income available to common shareholders before
    extraordinary item and cumulative
    effect of change in accounting principle      $ 17,890   $  7,384   $ 41,871    $ 20,228
Extraordinary item, net of taxes                        --         --       (203)         --
Cumulative effect on prior years of change in
   accounting for start-up costs, net of taxes          --         --         --        (320)
                                                  --------   --------   --------    --------
Net income for basic computation                  $ 17,890   $  7,384   $ 41,668    $ 19,908
                                                  ========   ========   ========    ========

Weighted average common shares                      40,903     30,656     39,832      28,722
                                                  ========   ========   ========    ========
Basic earnings per common share
-------------------------------
Income before extraordinary item and cumulative
   effect of change in accounting principle       $   0.44   $   0.24   $   1.05    $   0.70
Extraordinary item, net of taxes                        --         --         --          --
Cumulative effect on prior years of change in
   accounting for start-up costs, net of taxes          --         --         --       (0.01)
                                                  --------   --------   --------    --------
Net income per common share                       $   0.44   $   0.24   $   1.05    $   0.69
                                                  ========   ========   ========    ========

DILUTIVE:
Income available to common shareholders before
   extraordinary item and cumulative
   effect of change in accounting principle       $ 17,890   $  7,384   $ 41,871    $ 20,228
Interest on convertible debt, net of taxes             836         --        836          --
                                                  --------   --------   --------    --------
Income for diluted computation                      18,726      7,384     42,707      20,228
Extraordinary item, net of taxes                        --         --       (203)         --
Cumulative effect on prior years of change in
   accounting for start-up costs, net of taxes          --         --         --        (320)
                                                  --------   --------   --------    --------
Net income for diluted computation                $ 18,726   $  7,384   $ 42,504    $ 19,908
                                                  ========   ========   ========    ========

Weighted average common shares (basic)              40,903     30,656     39,832      28,722
Effect of dilutive securities:
Stock options                                        1,656      1,646      1,671       1,575
Convertible debt                                     2,209         --        745          --
Escrow shares                                           30         --        146          --
                                                  --------   --------   --------    --------
Adjusted weighted average common shares and
  assumed conversions                               44,798     32,302     42,394      30,297
                                                  ========   ========   ========    ========

Diluted earnings per common share
---------------------------------
Income before extraordinary item and cumulative
   effect of change in accounting principle       $   0.42   $   0.23   $   1.00    $   0.67
Extraordinary item, net of taxes                        --         --         --          --
Cumulative effect on prior years of change in
   accounting for start-up costs, net of taxes          --         --         --       (0.01)
                                                  --------   --------   --------    --------
Net income per common share                       $   0.42   $   0.23   $   1.00    $   0.66
                                                  ========   ========   ========    ========

At May 31, 2000, 24,000 incremental shares related to stock options were excluded from the calculation of diluted income per share because they were antidilutive.

Note 11 - Changes in Accounting Principles

In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998, and requires costs of start-up activities to be expensed as incurred. During the nine-month period ended May 31, 2000, the Company changed its accounting for start-up costs and expensed previously unamortized deferred start-up costs of approximately $320,000, net of taxes. The unamortized costs are reflected as a cumulative effect of a change in accounting principle.

Effective September 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133 - "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at fair value. On the date derivative contracts are executed, the Company designates the derivative as one of the following: (a) the hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) the hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (c) the hedge of a net investment in a foreign operation (net investment hedge).

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

The Company utilizes forward foreign exchange contracts to reduce its risk from foreign currency price fluctuations related to firm or anticipated commitments to purchase or sell equipment, materials and or services. These investments are designated as cash flow hedging instruments. The Company normally does not use any other type of derivative instrument or participate in any other hedging activities.

Upon initial application of FAS 133, the Company recorded the fair value of the existing hedge contracts on the balance sheet and a corresponding unrecognized loss of $23,000 as a cumulative effect adjustment of accumulated other comprehensive income, all of which is expected to be transferred to earnings during fiscal 2001.

In July 2001, the Financial Accounting Standards Board (FASB) approved two new accounting standards related to the accounting for business combinations, and goodwill and other intangible assets. The standards, which are numbered SFAS No. 141 and 142, have not been published, however, it is expected that the standards will, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standards will establish a new method for testing goodwill for impairment based on a fair value concept. The Company's current policy is to assess recoverability of remaining goodwill based on estimated undiscounted future cash flows. The standards will take effect for the fiscal year beginning after

December 31, 2001, which would be Shaw's fiscal year beginning September 1, 2002. The standards allow for early adoption which will permit the Company to adopt the new standards for its fiscal year beginning September 1, 2001. The Company has not finalized its determination of when it will adopt the new standards, however, the Company is considering early adoption on September 1, 2001. Upon adoption, the Company will be required to cease amortization of its remaining net goodwill balance and will be required to perform an impairment test based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill which was approximately $4,200,000 and $12,000,000 for the three and nine months ended May 31, 2001, will cease upon adoption.

Note 12 - Subsequent Event

On July 13, 2001, the Company announced that its Board of Director's declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. The dividend distribution will be made on July 31, 2001, payable to shareholders of record on that date.

The Rights are intended to enable all Company shareholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

The Rights will be exercisable only if a person or group (an "Acquiring Person") acquires 15% or more of the Company's Common Stock or commences a tender offer, the consummation of which would result in ownership by the Acquiring Person of 15% or more of the Common Stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $170.00. The exercise price is subject to certain anti-dilution adjustments.

If an Acquiring Person acquires 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than the Acquiring Person) to purchase, at the Right's then-current exercise price, a number of the Company's Common Shares having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder to purchase at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

Prior to the acquisition by an Acquiring Person of 15% or more of the Company's Common Stock, the Rights are redeemable for $0.01 per Right at the option of the Board of Directors.

The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%.

The Rights will expire on July 9, 2011.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at May 31, 2001, and the results of their operations for the three-month and nine-month periods then ended. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the financial statements and notes thereto contained in the Company's August 31, 2000 Annual Report on Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect the Company or Shaw or its management "believes," "expects," "anticipates," "plans," or other similar expressions) are forward-looking statements. These forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions. They are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; changes in investment by the energy, power and environmental industries; the availability of qualified engineers and other professional staff needed to execute contracts; the uncertain timing of awards and contracts; cost overruns on fixed, maximum or unit priced contracts; cost overruns which negatively affect fees to be earned or cost variances to be shared on cost plus contracts; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services; the ability of the Company to successfully integrate the operations of Stone & Webster, Incorporated, the protection and validity of patents and other intellectual property; and various legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company's filings with the Securities and Exchange Commission.

General
-------

The Company is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. While approximately 77% of Shaw's backlog at May 31, 2001 was attributable to the power generation industry, the Company also does work in the process industries and the environmental and infrastructure sectors. The Company's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has been that downturns in one of its sectors may be mitigated by opportunities in others.

The acquisition by the Company of Stone & Webster in July 2000 has more than doubled the size of the Company, increasing significantly the Company's engineering, procurement and construction services, and will significantly impact the Company's operations and its working capital requirements. For additional information regarding the Stone & Webster acquisition, please see
Note 4 of the Notes to Condensed Consolidated Financial Statements and Liquidity and Capital Resources.

Historically, the Company has used acquisitions to pursue various market opportunities and/or to augment or increase existing capabilities and will continue to do so. The following comments concerning the Company's expectations for future sales and operating results are based on the Company's forecasts for its existing operations.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:

                                                                     Three Months Ended       Nine Months Ended
                                                                          May 31,                  May 31,
                                                                      2001        2000         2001        2000
                                                                    --------    --------     --------    --------
Income:
      Sales                                                           100.0 %     100.0 %       100.0 %     100.0 %
      Cost of sales                                                    83.4        84.2          84.1        83.6
                                                                    --------    --------     --------    --------
        Gross profit                                                    16.6        15.8         15.9        16.4

General and administrative expenses                                      8.9         9.1          9.2         9.8
                                                                    --------    --------     --------    --------
      Operating income                                                   7.7         6.7          6.7         6.6

Interest expense                                                         (.5)        (.8)         (.9)       (1.0)
Other income, net                                                         .3          .1           .2          .1
                                                                    --------    --------     --------    --------
                                                                         (.2)        (.7)         (.7)        (.9)
Income before income taxes, earnings (losses) from unconsolidated entities, extraordinary item, and cumulative effect of
       change in accounting principle                                    7.5         6.0          6.0         5.7
Provision for income taxes                                               2.9         2.0          2.3         1.8
                                                                    --------    --------     --------    --------
Income before earnings (losses) from unconsolidated entities, extraordinary item, and cumulative effect of change in
       accounting principle                                              4.6         4.0          3.7         3.9
Earnings (losses) from unconsolidated entities, net of taxes             (.1)         .2          (.1)         .2
                                                                    --------    --------     --------    --------
Income before extraordinary item and cumulative effect of change
       in accounting principle                                           4.5         4.2          3.6         4.1
Extraordinary item, net of taxes                                          --          --           --          --

Cumulative effect on prior years of change in accounting for
       start-up costs, net of taxes                                       --          --           --         (.1)
                                                                    --------    --------     --------    --------
Net income                                                               4.5 %       4.2 %        3.6 %       4.0 %
                                                                    ========    ========     ========    ========

Sales increased 125% to $394.2 million for the three months ended May 31, 2001, as compared to $175.0 million for the same period in the prior year. Sales increased 131% to $1,153.2 million for the nine months ended May 31, 2001, as compared to $498.8 million for the same period in the prior year. Substantially all of the Company's revenue increase came from the integrated EPC services segment, which sales increased $214.0 million (135 %) and $643.2 million (141%), respectively, for the three and nine months ended May 31, 2001, when compared with same periods ended May 31, 2000. These increases resulted from the Stone & Webster acquisition, which was completed in the fourth quarter of fiscal 2000, (see Note 4 of the Notes to Condensed Consolidated Financial Statements). Stone & Webster's backlog was negatively impacted by its financial difficulties prior to its acquisition by the Company in July 2000. Accordingly, the Company anticipated that its revenues would decline subsequent to November 30, 2000, as work was completed on projects assumed with this acquisition. Revenues in the quarters ended February 28, 2001 and May 31, 2001 were approximately $78.5 million and $24.6 million, respectively, less than revenues in the quarter ended November 30, 2000. The Company expects sales in the fourth quarter of fiscal 2001 to be comparable with sales for the quarter ended May 31, 2001. The Company's manufacturing and distribution segment experienced an approximate 32% and 26% increase in sales for the three and nine-month periods ending May 31, 2001 as compared with results from the prior periods, respectively. These increases were attributable to increased demand.

The Company's sales to customers in the following geographic regions approximated the following for the periods indicated:

                                Three Months Ended May 31,
                               2001                    2000
                       --------------------    --------------------
Geographic Region      (in millions)     %     (in millions)     %
-----------------      -------------    ---    -------------    ---
United States          $       319.0     81%   $       134.7     77%
Asia/Pacific Rim                41.9     11              7.7      4
Europe                          20.4      5             17.8     10
Other                            5.7      2              6.7      4
South America                    5.6      1              6.5      4
Middle East                      1.6     --              1.6      1
                       -------------    ---    -------------    ---
                       $       394.2    100%   $       175.0    100%
                       =============    ===    =============    ===

                                Nine Months Ended May 31,
                               2001                   2000
                       --------------------    --------------------
Geographic Region      (in millions)     %     (in millions)     %
-----------------      -------------    ---    -------------    ---
United States          $       969.2     84%   $       391.5     78%
Asia/Pacific Rim                88.2      8             23.4      5
Europe                          58.9      5             45.0      9
Other                           18.0      2             12.9      3
South America                   16.6      1             22.2      4
Middle East                      2.3     --              3.8      1
                       -------------    ---    -------------    ---
                       $     1,153.2    100%   $       498.8    100%
                       =============    ===    =============    ===

Sales for domestic projects increased $184.3 million, or 137%, to $319.0 million for the three months ended May 31, 2001 from $134.7 million for the three months ended May 31, 2000. For the nine months ended May 31, 2001, sales for domestic projects increased $577.7 million, or 148%, to $969.2 million from $391.5 million for the nine months ended May 31, 2000. The power generation market continues to be robust in the United States, accounting for approximately $149.2 million (81%) and $443.7 million (77%) of the increases in domestic sales for the three-month and nine-month periods ended May 31, 2001, respectively, from the prior year's comparable periods. These increases were made possible primarily by the Stone & Webster acquisition. Further, as a result of the acquisition of Stone & Webster, the Company now conducts business in the environmental and infrastructure industry sector. Domestic sales to this industry sector were $47.7 million and $147.5 million for the three and nine-month periods ended May 31, 2001. The increases in the power generation and environmental and infrastructure domestic sectors were offset by decreases in domestic process work. Domestic process industries sector sales for the three and nine-month periods ended May 31, 2001 decreased $27.5 million and $40.5 million, respectively, from the same periods of the prior year, primarily due to decreases of sales to the refining industry. The Company continues to experience continuing interest from its customers for domestic power generation projects, including coal and nuclear projects. Additionally, the Company has experienced an increase in inquiries for domestic process projects.

Sales for international projects increased $34.9 million, or 87%, to $75.2 million for the three months ended May 31, 2001 from $40.3 million for the same period in the prior fiscal year. Sales for international projects increased $76.7 million, or 71%, to $184.0 million for the nine months ended May 31, 2001 from $107.3 million for the same period of the prior year. Sales in the Asia/Pacific Rim Region and Europe increased for all periods presented from prior year's levels primarily due to work performed by the acquired Stone & Webster businesses. Additionally, in the nine months ended May 31, 2001, the Company finalized an agreement for the construction of a 600,000 metric ton-per-year ethylene plant in China, which significantly impacted Asia/Pacific Rim sales in the quarter ended May 31, 2001 and is expected to continue to significantly impact these sales through fiscal 2004. Even though sales for South America and the Middle East regions have remained sluggish, the Company continues to believe that these markets present long-term opportunities to the Company.

The Company's sales to customers in the following industry sectors approximated the following for the periods indicated:

                                           Three Months Ended May 31,
                                          2001                    2000
                                   --------------------    --------------------
Industry Sector                    (in millions)     %     (in millions)     %
---------------                    -------------    ---    -------------    ---
Power Generation                   $       221.1     56%   $        60.6     35%
Process Industries                          86.5     22             95.1     54
Environmental and Infrastructure            47.7     12               --     --
Other Industries                            38.9     10             19.3     11
                                   -------------    ---    -------------    ---
                                   $       394.2    100%   $       175.0    100%
                                   =============    ===    =============    ===


                                             Nine Months Ended May 31,
                                           2001                    2000
                                   --------------------    --------------------
Industry Sector                    (in millions)     %     (in millions)     %
---------------                    -------------    ---    -------------    ---
Power Generation                   $       673.6     58    $       197.4     40
Process Industries                         236.6     21            244.2     49
Environmental and Infrastructure           147.6     13               --     --
Other Industries                            95.4      8             57.2     11
                                   -------------    ---    -------------    ---
                                   $     1,153.2    100%   $       498.8    100%
                                   =============    ===    =============    ===


Revenues from both domestic and international power generation projects for the three and nine month-periods ended May 31, 2001 increased by a total of $160.5 million and $476.2 million, respectively, as compared with the three and nine-month periods ended May 31, 2000. Demand in the United States for power generation projects remained high, and was responsible for a majority of these increases. The acquisition of Stone & Webster has enabled the Company to capitalize on the increase in demand to construct power generation plants. The decreases in process industries sales for the three and nine-month periods ended May 31, 2001 from the same periods of the prior fiscal year resulted primarily from reductions in domestic refining work. Additionally, the Stone & Webster acquisition resulted in the addition of the environmental and infrastructure industry sector to the Company's capabilities.

Gross profit increased 136% to $65.5 million for the three months ended May 31, 2001 from $27.7 million for the three months ended May 31, 2000; gross profit increased 123% to $183.1 million in the nine months ended May 31, 2001 from $82.0 million in the nine months ended May 31, 2000. These gross profit increases were due primarily to the growth in revenue volume during the same periods.

Additionally, the Company's gross profit was increased (cost of sales decreased) by approximately $17.7 million and $85.8 million, for the three and nine months ended May 31, 2001, respectively, related to the utilization of reserves which were established to record the fair value of contracts acquired in the Stone & Webster acquisition (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). Further, during the nine months ended May 31, 2001, the Company increased the gross margin reserve and its reserve for contract losses for contracts acquired from Stone & Webster by $38.1 million and $11.1 million, respectively. These increases were made primarily to reflect a customer's decision to recommence a large foreign nuclear project which had been suspended and to adjust the reserves of certain other contracts based on a current evaluation of their status as of the acquisition date. These reserve adjustments increased goodwill recorded for the acquisition.

The gross profit margin for the three-month period ended May 31, 2001 increased to 16.6% from 15.8% for the same period the prior year. For the nine-month period ended May 31, 2001, the gross profit margin decreased to 15.9% from 16.4% for the same period of the prior year. The Company is involved in numerous projects, all of which affect gross profit margins in various ways, such as product mix (such as, engineering and consulting versus construction and procurement), pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on where the work is performed), and constant monitoring of percentage of completion calculations. In addition, the Company has entered into various contracts which contain the obligation to procure large pieces of equipment for the projects. These contracts typically result in lower overall gross profit margins compared to the contracts which do not contain large equipment purchases. The timing of when these various contracts occur will influence the Company's reported gross profit margin. The Company expects its fourth quarter gross profit margin to be comparable with its third quarter gross profit margin. However, the gross profit margin is expected to be lower in fiscal 2002, compared to fiscal 2001, due to increased engineering and construction work, in particular due to reporting larger equipment purchases.

General and administrative expenses increased to $35.1 million for the quarter ended May 31, 2001 from $15.9 million for the quarter ended May 31, 2000. General and administrative expenses increased to $106.7 million for the nine months ended May 31, 2001 from $49.1 million for the nine months ended May 31, 2000. These increases relate primarily to the integration of Stone & Webster into Shaw. However, as a result of economies realized from the Stone & Webster acquisition, general and administrative expenses decreased to 8.9% and 9.2%, as a percentage of sales for the three months and nine months ended May 31, 2001, respectively, from 9.1% and 9.8 % for the same periods in fiscal 2000. The Company expects its fourth quarter general and administrative expenses for fiscal 2001 to be comparable with its third quarter costs.

The $490 million net proceeds (after offering expenses) the Company realized from the issuance and sale of 2.25% convertible debt in May 2001 (see Note 2 of the Notes to Condensed Consolidated Financial Statements) allowed the Company to retire the majority of its outstanding borrowings and to invest surplus funds from the sale in investments with yields higher than the interest on the debt. However, interest expense for the three and nine-months ended May 31, 2001 increased to $2.2 million and $10.0 million, respectively, from $1.5 million and $4.9 million for the same periods of fiscal year 2000. These increases were largely attributable to higher borrowing levels and interest rates on the Company's primary revolving line of credit. For the nine-month period ending May 31, 2001, interest expense was favorably impacted by excluding approximately $2.3 million of interest expense attributable to the operations of a cold storage operation reported as an asset held for sale. Interest expense varies from period to period due to several factors, including the level of borrowings and interest rate fluctuations on variable rate loans. The Company's interest expense for fiscal 2001 and for future periods includes the amortization of loan origination costs for both its revolving credit facility and its convertible debt, and therefore, its reported interest expense is and will be higher than expected based on its borrowing levels.

Other income for the three-month and nine-month periods ended May 31, 2001 was $1.3 million and $2.5 million, respectively, as compared with $.2 million and $.6 million for the three and nine-month periods ended May 31, 2000. This increase is primarily attributable to interest income realized from investments in short term, AAA debt instruments (see Note 2 of Notes to Condensed Consolidated Financial Statements). The funds for these investments were primarily provided from the net proceeds (after retiring other outstanding debt) from the sale of the Company's convertible debt. The yields from these investments have been greater than the interest costs associated with the convertible debt.

The Company's effective tax rates for the quarters ended May 31, 2001 and 2000 were 38.8% and 32.6%, respectively. The effective tax rates for the nine-month periods ended May 31, 2001 and 2000 were 38.8% and 32.6%, respectively. The Company's tax rates for each period represent the Company's estimate of its effective tax rates for each year based primarily on the Company's estimate of pretax income for the year and the mix of domestic and foreign sourced (including foreign export sales) income. The Company updates its effective tax rate each quarter based on actual results to date and revised budgeted amounts for the remainder of the year. The increase in the tax rates for the periods ended May 31, 2001, compared to the periods ended May 31, 2000, is due primarily to the increase in domestic sales and an increase in nondeductible expenses, such as a portion of the goodwill recognized from the Stone & Webster acquisition.

Total backlog increased to approximately $3.6 billion at May 31, 2001, compared to $1.9 billion reported at August 31, 2000 and $877.8 million reported at May 31, 2000. Approximately 81% of the backlog relates to domestic projects, and roughly 44% of the backlog relates to work currently anticipated to be completed during the twelve months following May 31, 2001.

The Company has signed memoranda of understandings and/or contracts with PG&E National Energy Group ("NEG"), an indirect subsidiary of PG&E Corp ("PG&E"), for the construction of 4,400 megawatts of new power generation capacity at four separate sites. The Company has started work on two of the projects and these two projects are included in backlog as of May 31, 2001. The value of the other projects will be reported as backlog when the Company receives a notice to proceed. Pacific Gas & Electric Company ("Pacific Gas"), another subsidiary of PG&E, has filed for reorganization under Chapter 11 of the Bankruptcy Code. NEG has stated that it is a "bankruptcy remote" special purpose entity whose operations are unlikely to be adversely affected by Pacific Gas's problems. While no assurances can be given, it is the Company's belief that the payment and performance provisions of its agreements with NEG adequately protect the Company in the event that the Pacific Gas situation were to negatively impact NEG.

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

Backlog at May 31, 2001 by industry sector is as follows (in millions):

Power Generation                   $2,779
Process Industries                    644
Environmental and Infrastructure      126
Other Industries                       72
                                   ------
                                   $3,621
                                   ======

Liquidity and Capital Resources
-------------------------------

Net cash used in operations was $47.1 million for the nine months ended May 31, 2001, compared to $40.9 million for the same period of fiscal 2000. For the nine months ended May 31, 2001, net cash was favorably impacted by net income of approximately $41.7 million and depreciation and amortization of approximately $26.0 million. Offsetting these positive factors was a $116.7 million reduction in certain assets and liabilities, including reductions in accounts payable and accrued liabilities and accrued contract losses and reserves, and an increase in accounts receivable, offset by an increase in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts. The reductions in accounts payable and accrued liabilities were primarily attributable to the completion of backlog, the payment of liabilities assumed in the Stone & Webster acquisition and other normal operating transactions. The increases in accounts receivable and advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts relate to increased sales and contractual payment terms on current contracts.

Additionally, the Company acquired a large number of contracts from Stone & Webster with either inherent losses or lower than market remaining margins due to the effect of the financial difficulties experienced by Stone & Webster on negotiating and executing the contracts. These contracts were adjusted to their fair value as of the acquisition date by establishing a gross margin reserve which is used to reduce costs of sales for contracts as they are completed. Cost of sales were reduced by approximately $60.8 million during the nine months ended May 31, 2001 through the utilization of this reserve which represents a non-cash component of income. Cost of sales were also reduced by approximately $25.0 million during the nine months ended May 31, 2001, due to the utilization of the reserve that represents net cash losses on assumed contracts. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

Investing activities provided net cash proceeds of approximately $89.5 million for the first nine months of fiscal 2001, compared to a net use of funds in investing activities of approximately $10.6 million for the same period of the prior fiscal year. The funds were provided primarily from the sale of assets acquired in the Stone & Webster transaction amounting to $111.9 million, other property and equipment sales of $7.2 million, and by the return to the Company of $22.8 million of escrow funds that had been deposited as retainer for the Stone & Webster acquisition in fiscal 2000. The Company invested approximately $31.9 million of the proceeds received from the sale of its convertible debt in securities which are being held to maturity. These are AAA rated, short-term marketable securities. During the first nine months of fiscal 2001, the Company purchased $15.1 million of property and equipment. The fixed asset expenditures are consistent with the first nine months of fiscal 2000, and other than certain integration costs related to the Stone & Webster acquisition, the Company does not expect its capital expenditures for fiscal year 2001 to be substantially different from its historical levels. Additionally, during the nine months ended May 31, 2001, the Company made investments of approximately $2.0 million in its EntergyShaw joint venture, $1.9 million in an unconsolidated cold storage and frozen food handling operation (see Note 6 of the Notes to Condensed Consolidated Financial Statements) and additional advances of $.2 million to its Shaw-Nass joint venture. The Company also made an investment of $1.2 million in securities held for sale and paid $.1 million of acquisition costs related to the acquisition of Scott, Sevin & Schaffer, Inc. (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

Included in the sale of other property and equipment was the sale of the Company's corporate headquarters building for approximately $6.2 million (at a nominal loss), resulting in net proceeds of approximately $1.9 million after the payment of the outstanding mortgage balance. The Company also entered into a short-term lease to continue to occupy the building while its new corporate headquarters is under construction. The Company has entered into a long-term lease for its new headquarters and it expects occupancy in the quarter ending February 28, 2002. Currently, the Company's administrative staff is located in several different offices in the Baton Rouge, Louisiana area. The completion of the new headquarters will allow the Company to consolidate this staff in one building.

Net cash provided by financing activities totaled approximately $361.9 million for the nine months ended May 31, 2001, compared with approximately $51.1 million for the same period of the last fiscal year. On May 1, 2001, the Company realized net proceeds, after offering expenses, of approximately $490 million from the sale of $790 million face value, 2.25% interest, 20 year zero coupon unsecured convertible securities (see Note 2 of the Notes to Condensed Consolidated Financial Statements). Approximately $67 million of the proceeds from the sale of the convertible securities were used to pay off existing debt, including approximately $58 million on the Company's primary credit facility ("Credit Facility"). The remaining amount of approximately $423 million was invested in short term, AAA rated securities all with maturities of less than four months. The Company also had other normal borrowings of approximately $1.4 million.

In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares for over-allotments) of its common stock, no par value per share (the "Common Stock"), in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144.8 million. The Company also received approximately $3.1 million from employees upon the exercise of stock options during the nine-month period ended May 31, 2001.

The Company utilized the funds obtained from the sales of the Company's Common Stock, convertible debt, and assets acquired in the Stone & Webster acquisition to pay off the August 31, 2000, $235.2 million balance on its primary Credit Facility. Although the Company had no borrowings outstanding under the Credit Facility as of May 31, 2001, the Credit Facility is still fully available to the Company. As of May 31, 2001, the Credit Facility was being used to provide letters of credit to satisfy various project guarantee requirements (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). The Company has also previously used this Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster.

Included in the repayment of debt and leases was approximately $23.9 million of loan payoffs relating to the Stone & Webster and corporate headquarters assets sold during the nine months ended May 31, 2001. Also included was the prepayment of a $2.0 million debt related to the acquisition of a subsidiary in 1998, which resulted in an extraordinary loss after taxes of approximately $.2 million.

The Stone & Webster acquisition agreement contains an adjustment provision that requires the consideration paid by the Company to be increased or decreased by the amount of the net assets or liabilities, as determined by the agreement, of the excluded items. In addition, $25 million of the acquisition proceeds were placed in escrow to secure certain indemnification obligations of the sellers in the agreement. On December 27, 2000, the parties entered into an agreement that returned approximately $22.8 million of the escrow funds to the Company and waived the purchase price adjustment provision in exchange for the Company's assumption of three previously excluded items. In addition, the Company and the sellers agreed to account for four contracts as completed contracts and, therefore, not assumed by the Company. This agreement was approved by the bankruptcy court and was recorded by the Company in the quarter ended February 28, 2001 as a reduction to the purchase price and goodwill.

On August 30, 2000, the Company and Entergy Corporation ("Entergy") formed EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and jointly-managed company. The previously announced merger between Entergy and FPL Group, Inc., the parent of Florida Power & Light, has been terminated. The Company does not believe that this termination will have any material, adverse impact on the operations of the Company. EntergyShaw's initial focus is the construction of power plants in North America and Europe for Entergy's wholesale operations for approximately 30 turbines which Entergy has ordered. The Company believes the construction of most of these power plants will be managed by EntergyShaw, subject to the approval of its joint-management committee. Additionally, under the terms of the arrangement, the Company will offer EntergyShaw a right of first refusal to contract for bundled engineering, procurement, and construction ("EPC") services for power generation project inquiries it receives after December 31, 2000. This right of first refusal does not apply to project inquiries related to services other than fully bundled EPC projects. In any event, the Company expects to provide EPC services and fabrication for substantially all of EntergyShaw's power generation projects. At May 31, 2001, EntergyShaw had begun construction on two projects, involving a total of six turbines, for Entergy.

The Company has invested $2.0 million in EntergyShaw, as required under the terms of the agreement with EntergyShaw. The Company does not believe that work performed for EntergyShaw will require a significant working capital investment due to terms of the agreement with EntergyShaw.

The Company also sold certain assets which were included in the Stone & Webster acquisition during the nine months ended May 31, 2001. These sales included a cold storage and frozen food handling operation which the Company sold for approximately $70.0 million and an office building in Houston, Texas, from which, the Company received net proceeds of approximately $21.1 million. The proceeds from these asset disposals have been used to pay down the Company's primary credit facility.

The Company's primary credit facility is a three year term, $300 million credit facility ("Credit Facility") dated July 2000 that permits both revolving credit loans and letters of credit, which letters of credit cannot exceed $150 million. The Company has the option to increase the Credit Facility under existing terms to $400 million, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Credit Facility allows the Company to borrow at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things,
(i) guarantees by the Company's domestic subsidiaries; (ii) pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants, which include ratios, minimum capital levels, limits on other borrowings and other restrictions. As of May 31, 2001, the Company was in compliance with these covenants, had no outstanding revolving credit loans, and letters of credit of approximately $53.5 million were outstanding under the Credit Facility. The Company's total availability under the facility was approximately $246.5 million, which includes availability for letters of credit of approximately $96.5 million.

The Company's working capital balance was approximately $514 million at May 31, 2001. The Company's future requirements for working capital are likely to fluctuate due to such factors as the timing and the negotiated payment terms for its projects. The Company believes that its working capital position and its availability of funds under its Credit Facility are sufficient to fund the working capital needs of its business, its fixed asset expenditures, and its normal operations for the next twelve months.

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

During fiscal 1999, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended by SFAS No. 137 on September 1, 2000, and recognized a $23,000 charge to accumulated other comprehensive income upon adoption.

In July 2001, the Financial Accounting Standards Board (FASB) approved two new accounting standards related to the accounting for business combinations, and goodwill and other intangible assets. The standards, which are numbered SFAS No. 141 and 142, have not been published, however, it is expected that the standards will, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standards will establish a new method for testing goodwill for impairment based on a fair value concept. The Company's current policy is to assess recoverability of remaining goodwill based on estimated undiscounted future cash flows. The standards will take effect for the fiscal year beginning after December 31, 2001, which would be Shaw's fiscal year beginning September 1, 2002. The standards allow for early adoption which will permit the Company to adopt the new standards for its fiscal year beginning September 1, 2001. The Company has not finalized its determination of when it will adopt the new standards, however, the Company is considering early adoption on September 1, 2001. Upon adoption, the Company will be required to cease amortization of its remaining net goodwill balance and will be required to perform an impairment test based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill which was approximately $4.2 million and $12.0 million for the three and nine months ended May 31, 2001, will cease upon adoption.

Subsequent Events
-----------------

On July 13, 2001, the Company announced that its Board of Director's declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. The dividend distribution will be made on July 31, 2001, payable to shareholders of record on that date.

The Rights are intended to enable all Company shareholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

The Rights will be exercisable only if a person or group (an "Acquiring Person") acquires 15% or more of the Company's Common Stock or commences a tender offer, the consummation of which would result in ownership by the Acquiring Person of 15% or more of the Common Stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $170.00. The exercise price is subject to certain anti-dilution adjustments.

If an Acquiring Person acquires 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than the Acquiring Person) to purchase, at the Right's then-current exercise price, a number of the Company's Common Shares having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder to purchase at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

Prior to the acquisition by an Acquiring Person of 15% or more of the Company's Common Stock, the Rights are redeemable for $0.01 per Right at the option of the Board of Directors.

The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%.

The Rights expire on July 9, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt and fixed rate short-term investments. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk.

During the nine months ended May 31, 2001, the Company paid down its long-term debt (excluding the Company's long-term revolving line of credit) by $43.2 million, including paying off $23.9 million of long-term fixed rate mortgages on assets available for sale and the Company's corporate headquarters.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on May 1, 2001, the Company issued $790 million (face value) 20 year, 2.25% zero coupon convertible debt for which it received net proceeds of approximately $490 million. After paying off approximately $67 million of outstanding debt, the remaining proceeds were invested in short term, AAA debt instruments. The yields on these investments have been greater than the interest costs associated with the convertible debt.

Also, as of May 31, 2001, the Company had used the proceeds from the sale of convertible debt, the Company's Common Stock (see Note 3 of the Notes to Condensed Consolidated Financial Statements) and various assets to pay off its borrowings under its primary revolving credit line ($235.2 million at August 31, 2000). As of May 31, 2001, the interest rate on this line of credit was either 7.00% (if the prime rate index had been chosen) or 5.66% (if the LIBOR rate index had been chosen) with an availability of $246.5 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of this line of credit.

Foreign Currency Risks
----------------------

The majority of the Company's transactions are in U.S. dollars, however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses off-balance sheet hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency which is different than its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of May 31, 2001, the Company has a minimal number of forward exchange contracts outstanding which are hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION


ITEM 2. - CHANGES IN SECURITIES

Effective March 23, 2001 the Company completed the acquisition of the assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. in exchange for 157,710 shares of the Company's Common Stock.

The issuance of such shares of Common Stock will not be registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption for non-public offerings contained in Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission (the "SEC") thereunder. The acquisition was a private, negotiated transaction among the sellers and the Company.

The Company has filed a registration statement with the SEC to cover resales of the shares of Common Stock by the holders thereof.

On May 1, 2001, the Company issued and sold $790,000,000 aggregate principal amount at maturity of its zero-coupon Liquid Yield Option (TM) Notes (LYONS) due 2021. The LYONS were issued on an original discount basis of $639.23 per LYON, providing the holders with a yield-to-maturity of 2.25%. The LYONS are convertible into shares of the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 face value, or an effective conversion price of $77.03 per share at issuance (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

The Company realized net proceeds, after expenses (including underwriting discounts), from the issuance of the LYONs of approximately $490,000,000.

The LYONs were offered and sold to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Act, in transactions exempt from, or not subject to, the registration requirements of the Act, through Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner, & Smith Incorporated.

The Company has filed a registration statement with the SEC to cover resales of the LYONs and the shares of Common Stock issuable upon conversion of the LYONs.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended May 31, 2001, there were no matters submitted by the Company to a vote of security holders.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          Exhibit Number        Description
          --------------        -----------
          4.1 Indenture dated as of May 1, 2001 between The Shaw Group Inc. and United States Trust Company of New York (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 11, 2001).

          4.2 Registration Rights Agreement dated as of May 1, 2001 by and among The Shaw Group Inc., Merrill Lynch, & Co and Merrill, Lynch, Pierce, Fenner and Smith Incorporated (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 11, 2001).

          4.3 Form of Liquid Yield Option (TM) Note due 2021 (Zero Coupon-Senior) (included as Exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.1 hereto).

     B.   Reports on Form 8-K

          On May 11, 2001, the Company filed a Form 8-K announcing the issuance and sale on May 1, 2001 of $790,000,000 aggregate principal amount at maturity of its zero-coupon Liquid Yield Option Notes (TM) due 2021 for which it received net proceeds of approximately $490,000,000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE SHAW GROUP INC.



Dated: July 16, 2001                   /s/ Robert L. Belk
                                       -----------------------------------------
                                       Chief Financial Officer
                                       (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 2001.


A.       Exhibits

         Exhibit Number             Description
         --------------             -----------

         4.1 Indenture dated as of May 1, 2001 between The Shaw Group Inc. and United States Trust Company of New York (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 11, 2001).

         4.2 Registration Rights Agreement dated as of May 1, 2001 by and among The Shaw Group Inc., Merrill Lynch, & Co and Merrill, Lynch, Pierce, Fenner and Smith Incorporated (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 11, 2001).

         4.3 Form of Liquid Yield Option (TM) Note due 2021 (Zero Coupon-Senior) (included as Exhibits A-1 and A-2 to the Indenture filed as Exhibit 4.1 hereto).