Form 10-K
period 2001-08-31
SHAW GROUP INC
filed 2001-11-29
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

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

Preferred Stock Purchase Rights with respect to Common Stock, no par value, registered on the New York Stock Exchange.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at November 21, 2001 was approximately $1.1 billion.

The number of shares of the Registrant's Common Stock outstanding at November 21, 2001 was 40,807,866.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be prepared for use in connection with the Registrant's 2002 Annual Meeting of Shareholders to be held in January 2002 will be incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Shaw Group Inc. ("Shaw" or the "Company") is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. Shaw is the largest supplier of fabricated piping systems in the United States and a leading supplier worldwide, having installed piping systems in over 375 power plants with an aggregate generation capacity in excess of 200,000 megawatts. While approximately 79% of the Company's backlog at August 31, 2001 was attributable to the power generation industry, the Company also provides services to the process industries (including petrochemical, chemical and refining industries), and the environmental and infrastructure industries.

Effective July 14, 2000, the Company purchased most of the operating assets of Stone & Webster, Incorporated ("Stone & Webster"), a leading global provider of engineering, procurement and consultation services to the power, process, environmental and infrastructure markets. Stone & Webster, which was founded in 1889, has focused on the power generation industry for much of its existence. The acquisition of Stone & Webster has more than doubled the size of the Company, increasing significantly the Company's engineering, procurement and construction ("EPC") businesses and has significantly impacted its operations and working capital requirements. For additional information concerning the Stone & Webster acquisition, see Note 3 of Notes to Consolidated Financial Statements.

In addition to the Stone & Webster acquisition, the Company has taken a number of important steps over the last several years to capitalize on the growing demand for new power generation capacity. These include:

         o contracting with a leading manufacturer of gas turbines to supply at least 90% of the pipe fabrication requirements related to its gas turbine sales through the year 2004; the Company has provided piping systems for over 450 turbines since inception of this agreement in 1999; and

         o partnering with Entergy Corporation to create EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and equally-managed company that has developed cost-effective, combined-cycle power plants for Entergy Corporation and other customers in the unregulated power market using standard design concepts, where possible.

The Company was founded in 1987 and has expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions. The Company's fiscal 2001 revenues were approximately $1.5 billion and its backlog at August 31, 2001 was approximately $4.5 billion. The Company currently has offices and operations in North America, South America, Europe, the Middle East and Asia-Pacific and has approximately 11,000 employees.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts (including without limitation statements to the effect the Company or Shaw or its management "believes," "expects," "anticipates," "plans," or other similar expressions) are forward-looking statements. These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions. They are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; changes in investment by the energy, power and environmental industries; the availability of qualified engineers and other professional staff needed to execute contracts; the uncertain timing of awards and contracts; cost overruns on fixed, maximum or unit priced contracts; cost overruns which negatively affect fees to be earned or cost variances to be shared on cost plus contracts; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services; the ability of the Company to successfully integrate acquisitions; the protection and validity of patents and other intellectual property; and various legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" and the Company's reports and registration statements filed with the Securities and Exchange Commission including its Form 10-K and Form 10-Q reports and on the Company's web site under the heading "Forward Looking Statement." These documents are also available from the Securities and Exchange Commission or from the Investor Relations Department of Shaw. For more information on the Company and announcements it makes from time to time on a regional basis, visit its web site at www.shawgrp.com.

SUBSEQUENT EVENTS

On September 14, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase shares of its no par value common stock ("Common Stock"), depending on market conditions, up to a limit of $100 million. As of November 19, 2001, the Company had purchased a total of 333,000 shares at a cost of approximately $10.1 million.

FISCAL 2001 DEVELOPMENTS

Issuance of Rights. On July 9, 2001, the Company's Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's Common Stock on July 31, 2001. The Rights are intended to enable all Company shareholders to realize the long-term value of their investment in the Company in the event of a takeover of the Company. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The Rights are governed by a Rights Agreement between the Company and First Union National Bank, as Rights Agent.

Issuance and Sale of LYONs. Effective May 1, 2001, the Company issued and sold $790 million (including $200 million to cover over allotments) aggregate principal amount at maturity of its 20-year, zero-coupon, unsecured, convertible Liquid Yield Option (TM) Notes (the "LYONs") due 2021. The LYONs were issued on an original discount basis of $639.23 per LYON, providing the holders with a yield-to-maturity of 2.25%. The LYONs are convertible by the holders into shares of the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 face value of the LYONs, or an effective conversion price of $77.03 per share at issuance. The Company realized net proceeds, after expenses (including underwriting discounts), from the issuance of the LYONs of approximately $490 million.

The holders of the debt have the right to require the Company to repurchase the debt on the third, fifth, tenth, and fifteenth anniversaries at the accreted value. The Company has the right to fund such repurchases with shares of its Common Stock, cash, or a combination of Common Stock and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the accreted value, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the accreted value, through cash payments, at any time after May 1, 2006 (see Note 7 of Notes to Consolidated Financial Statements).

Nanjing, China Ethylene Plant Project. On February 6, 2001, the Company and BASF-YPC Company Ltd. signed a contract for the engineering, procurement and construction of a 600,000 tons-per-year ethylene plant to be built in Nanjing, PR China. BASF-YPC Company Ltd. is a joint venture between BASF Aktiengesellschaft and China Petroleum & Chemical Corporation. Pursuant to the contract, the Company will be responsible for engineering, procurement and construction services. In addition, certain plant equipment and materials acquired by the Company in the Stone & Webster acquisition will be utilized in connection with the project.

Two-for-one Common Stock Split. On November 10, 2000, the Company's Board of Directors declared a two-for-one Common Stock split that was distributed on December 15, 2000 to all shareholders of record on December 1, 2000.

Stock Offering. In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144.8 million and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital and to fund fixed asset purchases and subsidiary acquisitions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EntergyShaw. On September 18, 2000, the Company executed a definitive agreement with Entergy Corporation ("Entergy") governing the parties' relationship with respect to EntergyShaw, the equally-owned and equally-managed company formed by the parties on August 30, 2000. Subsequent to the execution of the letter of intent relating to this joint venture on June 2, 2000, Entergy and FPL Group, Inc., the parent of Florida Power & Light, announced a merger, but on August 2, 2001, these parties announced that they were abandoning their merger plans. EntergyShaw's initial focus is the construction of power plants in North America and Europe for Entergy's unregulated wholesale operations relating to the installation of turbines that Entergy has previously ordered for these plants. While the Company believes that EntergyShaw will manage the construction of most of such power plants, the Company can provide no assurances regarding the number of future power plant construction projects that Entergy will actually commence, or the number of turbines (specifically those previously ordered by Entergy) that Entergy will actually dedicate to any such future projects. During fiscal 2001, EntergyShaw and the Company began work on two projects for Entergy which will have a total of six turbines. The Company expects to provide the engineering, procurement, construction and pipe fabrication services for substantially all of EntergyShaw's power generation projects. Under the terms of the joint venture, the Company must offer EntergyShaw a right of first refusal on opportunities to provide fully bundled engineering, procurement and construction opportunities that it receives after December 31, 2000.

BUSINESS STRATEGY

The Company's business strategy is to increase shareholder value by capitalizing on the significant opportunities in the high-growth power sector and other select markets. The Company intends to achieve this goal by:

         Capitalizing on the complementary strengths Stone & Webster brings to Shaw. As a result of the Stone & Webster acquisition, the Company is uniquely positioned as the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. The Company believes that this combination of abilities reduces lead times and costs to its customers.

         Utilizing disciplined project acquisition and management. The Company focuses its activities on cost reimbursable and negotiated lump-sum work with well-established clients. The Company believes these types of contracts reduce its exposure to unanticipated and unrecoverable cost overruns. Negotiated lump-sum contracts are obtained by direct negotiation rather than by competitive bid. In instances where the Company enters into fixed-price, lump-sum contracts, Shaw will rely on its management team's long history of executing erection and installation projects on time and within budget coupled with disciplined bidding practices to limit its exposure. In addition, the Company employs rigorous contract management controls to identify and reduce the risk of cost overruns.

         Leveraging Shaw's technology and intellectual property advantage. The Company will continue to employ its technology and intellectual property to further reduce costs and to better serve Shaw's customers. The Company's technologies include:

         o Induction pipe bending technology. The Company believes its induction pipe bending technology is the most sophisticated, efficient technology available. Induction bending is a technique that utilizes simultaneous super-heating and compression of pipe to produce tight-radius bends to a customer's specifications. When compared to the traditional cut and weld method, Shaw's technology provides a more uniform and cost-effective product that is generally considered to be stronger and less prone to structural fatigue.

         o Proprietary ethylene technology. The Company believes it has a leading position in technology associated with the process design of plants that produce ethylene. The Company has supplied process technology for approximately 35% of the world's ethylene capacity constructed since 1995.

         o Reference plant design. The Company is developing a standardized design or "reference plant" for use by EntergyShaw in power plants. This standardized design can be used on multiple installations and should produce significant cost savings to customers.

         o Proprietary customer-focused computer software. The Company has developed proprietary computer software to aid in project and process management and the analysis of power delivery. This software includes:

                  o proprietary SHAW-MAN(TM) and other software programs which enhance a customer's ability to plan, schedule and track projects and reduce installation costs and cycle times; and

                  o proprietary computer software products which aid in the effective analysis of the electric power delivery business.

         Pursuing strategic relationships and maintaining a diverse customer base. The Company intends to continue to enter into alliance agreements and strategic partnerships with current and future customers. Shaw's piping alliance partners include Aalborg Industries, Air Products and Chemicals, Inc., BASF AG, Bechtel Corporation, The Dow Chemical Company, Hitachi, and J. Ray McDermott. Because many of Shaw's customers are active in more than one of the industries the Company serves, they have historically remained significant purchasers of its piping systems and engineering, procurement and construction services despite fluctuations in activity within any one particular industry. Shaw's alliance and partnership agreements enhance its ability to obtain contracts for individual projects by eliminating formal bid preparation. These agreements have tended to provide Shaw with a steady source of projects, minimize the impact of short-term pricing volatility and enable the Company to anticipate a larger portion of future revenues. The EntergyShaw joint venture and the Company's contract to provide piping fabrication services to a major manufacturer of gas turbines are examples of strategic relationships which the Company believes will provide significant future revenues and new business opportunities.

         Pursuing selective acquisitions. The Company intends to continue to pursue selective acquisitions of businesses or assets that will expand or complement Shaw's current portfolio of products and services. The Company has established a successful track record of quickly and efficiently integrating its acquisitions. Shaw typically establishes integration teams led by its senior executives early in the acquisition process.

VERTICALLY-INTEGRATED PRODUCTS AND SERVICES

The Company has segregated its business into two segments: the integrated EPC services segment (previously called pipe services) and the manufacturing and distribution segment. The integrated EPC services segment provides piping system fabrication and a range of design and construction related services, including design, engineering, construction, procurement, maintenance, and consulting services. The manufacturing and distribution segment manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. These fittings include elbows, tees, reducers and stub ends.

INTEGRATED EPC SERVICES

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

A significant portion of the Company's work consists of the fabrication of piping systems for use in high pressure, high temperature or corrosive applications, including systems designed to withstand pressures of up to 2,700 pounds per square inch and temperatures of up to 1,020 degrees Fahrenheit. In order to ensure that Shaw's products can withstand these types of extreme conditions, the Company has set rigid quality control standards for all of its products. In addition to visual inspection, the Company uses technologically advanced methods to confirm that its products meet specifications, including radiography, hydro-testing, dye penetration and ultrasonic flaw detection.

In fiscal 1994, the Company began purchasing sophisticated induction pipe bending equipment, which significantly increased its capacity to fabricate piping systems in both volume and complexity. In addition, this equipment enables Shaw to substitute pipe bending for the more traditional cutting and welding techniques on certain projects, resulting in labor, time and raw material savings and product strengthening. In January 1998, the Company acquired Cojafex B.V. of Rotterdam, including the technology for certain induction pipe bending machines used for bending pipe and other carbon steel and alloy items for industrial, commercial and architectural applications.

Primarily because of the significant reductions in labor, time and material costs associated with pipe bending techniques, the market for pipe fabrication is increasingly moving in the direction of bending according to customer specifications. The Company believes that its technology is the most advanced of its kind in the world and gives Shaw a technological advantage in this growing segment of the pipe fabrication market.

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


Geographical sourcing requirements, local labor rates and transportation considerations may make it difficult for the Company to use its domestic fabrication facilities to compete on many international projects. Accordingly, the Company has established fabrication facilities abroad to allow Shaw to bid more competitively for international projects. The Company currently operates fabrication facilities in Venezuela, the United Kingdom and Bahrain. In November 1993, the Company entered into a joint-venture agreement to construct and operate a fabrication facility in Bahrain. Shaw's Bahrainian joint-venture facility is one of the first modern pipe fabrication facilities in the Middle East.

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

The Company has proprietary software SHAW-MAN(TM), which utilizes bar code technology to efficiently manage and control the movement of materials through each stage of the fabrication process. This program enhances a customer's planning and scheduling, reducing total installed costs and project cycle times.

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

Consulting

The Company provides technical and economic analysis and recommendations to owners, investors, developers, operators and governments in the global power generation industry. Shaw's services include, among others, competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and energy demand modeling. The Company has particular expertise in the electronic simulation and analysis of power transmission and distribution systems. Shaw has also developed software, educational programs and customized hardware solutions to the electric power industry. The Company's activities in this area have grown substantially over the past several years in response to deregulation of the power industry domestically and privatization and deregulation initiatives abroad.

MANUFACTURING AND DISTRIBUTION

The Company manufactures specialty stainless, alloy and carbon steel pipe fittings for use in pipe fabrication. These pipe fittings include stainless and other alloy elbows, tees, reducers and stub ends ranging in size from 1/2 inch to 48 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches. Shaw operates a manufacturing facility in Shreveport, Louisiana, which distributes its fittings to Shaw's integrated EPC services operations and to third parties. The Company also operates several distribution centers in the U.S., which distribute its products and products manufactured by third parties. Manufacturing pipe fittings enables Shaw to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total installed costs. The manufacturing and distribution segment distributes its products to other Shaw companies, as well as to third parties.

SEGMENT FINANCIAL DATA AND EXPORT SALE INFORMATION

See Note 13 of Notes to Consolidated Financial Statements for detailed financial information regarding each business segment and export sale information.

MARKETS SERVED

Power Generation

Industry Overview. According to the Department of Energy, demand for domestic electricity generation has increased substantially since 1990 while capacity has remained relatively flat. This imbalance, coupled with deregulation of the power industry and decommissioning of nuclear plants, has resulted in a surge in domestic construction of power plants. The Energy Information Administration ("EIA") has projected that more than 1,000 new plants with a total of more than 300 gigawatts of capacity will be needed by 2020 to meet growing demand and to offset retirements of nuclear and fossil fuel plants. Approximately 90% of new capacity is projected to be combined-cycle or combustion turbine technology fueled by natural gas or both oil and gas. The Company's backlog has increased significantly as a result of this demand. In addition to significant capacity demand, much of the U.S. is in the process of deregulating the production and sale of electricity. As of September 2001, 24 states and the District of Columbia have adopted legislation or regulations to deregulate and an additional 18 states are considering such actions. Independent power producers and merchant power plants have and continue to develop additional generation capacity, typically new plants, which compete directly with existing utilities, in response to the opportunity presented by deregulation. Deregulation also creates demand for Shaw from existing utilities that must upgrade or develop new power plants to remain competitive. The Company expects many existing plants to be "repowered" or substantially upgraded by replacing all or most of the plant with more efficient systems that can profitably sell power into competitive markets.

The decommissioning and decontamination of nuclear power plants is another business in which the Company participates. This business consists of shutting down and safely removing a facility from service while reducing the residual radioactivity to a level that permits release of the property for unrestricted use and termination of the license. The recent trend appears to be toward either extension of licenses or shutdown. The EIA estimates that of the 98 gigawatts of domestic nuclear capacity available in 2001, 10 gigawatts are projected to be retired by 2020, and no new plants are expected to be constructed. Stone & Webster is currently performing decommissioning on one of the three major nuclear power plant decommissioning projects. Stone & Webster is also active in both the upgrade and restart market areas and is currently working on power upgrades and assisting plant owners in evaluating facility restarts.

Shaw's Services. Approximately $3.5 billion, or 79%, of the Company's backlog as of August 31, 2001, consists of work in the power generation industry. The Company is the largest supplier of fabricated piping systems for power generation facilities in the U.S. and a leading supplier worldwide, having installed piping systems in over 375 power plants with an aggregate generation capacity in excess of 200,000 megawatts. Piping system integration can account for as much as 40% of the total man-hours associated with constructing a power generation or materials processing facility. As a result of the Company's acquisition in fiscal 2000 of Stone & Webster (a company which has concentrated on the power sector since its formation in 1889), Shaw is also able to provide a full range of engineering, procurement and construction services to power projects on a global basis. In addition, the Company provides system-wide maintenance and modification services to existing power plants. These projects can include upgrading emission control systems and redesigning facilities to allow for the use of alternative fuels. The Company attempts to concentrate on more complicated, non-commodity type projects where its technology, historical know-how and project management skills can add value to the project.

The Company has a leading position in the decommissioning and decontamination business for nuclear power plants. The Company is particularly well positioned to participate in this market given its expertise in the nuclear arena. Stone & Webster built 17 nuclear facilities in the 1970s and 1980s and has performed work in 99 of the 104 nuclear power plants located in the U.S. The Company has performed decommissioning and decontamination services for the Maine Yankee Power Plant, Connecticut Yankee Haddam Neck Station, Dresden No. 1, Yankee Rowe, Shoreham Nuclear, U.S. Army Materials Laboratory Research Reactor and various facilities at the Savannah River Site.

Process

Industry Overview. The Company's process work includes work for customers primarily in the chemical, petrochemical and refining industries. Demand in processing industries has declined in recent years as a result of decreased spending by chemical, petrochemical and refining companies and a downturn in the Asian economy. To the extent the outlook for this sector improves, the Company expects to see increased activity in its processing work. In the petrochemical field, the Company has particular expertise in the construction of ethylene plants which convert gas and/or liquid hydrocarbon feedstocks into ethylene, the source of many higher-value chemical products, including packaging, pipes, polyester, antifreeze, electronics, tires and tubes. The demand for Shaw's services in the refining industry has been driven by refiners' need to process a broader spectrum of crude and to produce a greater number of products. While the refining process is largely a commodity activity, the configuration of each refinery depends on the grade of crude feedstock available, desired mix of end products and trade-offs between capital costs and operating costs. In addition, increasingly stringent environmental regulations, including significantly reduced emissions allowances required by the Clean Air Act, have increased retrofit activity. Present demand for the Company's process services in the U.S. consists primarily of maintenance and retrofit work, with the possibility for new construction as demand increases.


Shaw's Services. Approximately $666 million, or 15%, of the Company's backlog at August 31, 2001, consisted of work for chemical, petrochemical and refining customers. In process facilities, piping systems are the critical path through which raw or feedstock materials travel to be converted from one form of matter to another. The Company fabricates fully-integrated piping systems and provides a full range of engineering, procurement and construction services for process customers around the world. Shaw's chemical customers include BASF, Air Products & Chemicals, Albemarle, Bayer and Dow Chemical. The Company's primary work in the petrochemical industry involves the construction of plants that produce ethylene. Through the Company's acquisition of Stone & Webster, Shaw is one of the leading companies in the ethylene segment of the petrochemical processing industry and has supplied process technology for approximately 35% of the world's ethylene capacity constructed since 1991. While a number of the Company's competitors in the refining sector own competitive process technologies, Shaw's strength is in proprietary technologies that convert low-value, heavy crude into greater value added products. The Company's technology has been used in over 80 refineries around the world. The Company also undertakes related work in the gas processing field, including propane dehydrogenation facilities, gas treatment facilities, liquified natural gas plants and cryogenic processes.

Environmental and Infrastructure

Industry Overview. Federal, state and local governmental entities are the primary customers for Shaw's engineering, procurement and construction services in the environmental and infrastructure industries. Within these sectors, the Company performs environmental remediation services and work on transportation and water and wastewater facility projects. Demand for the Company's environmental remediation services is driven by federal, state and local laws and regulations and enforcement activity. Similarly, demand for Shaw's services in the water and wastewater business is driven largely by local government spending to maintain, upgrade and expand water and wastewater processing capacity.

Demand in the transportation infrastructure sector is driven by governmental appropriation programs, which are typically multi-year in scope. For example, the Transportation Equity Act for the 21st Century is an infrastructure investment appropriations bill enacted by the U.S. Congress that earmarks $162 billion for highway construction and $36 billion for transit spending over the fiscal 1998-2003 period. In addition, Congress passed the Aviation Investment and Reform Act for the 21st Century, which provides construction spending to support the Federal Aviation Administration's Airport Improvement Program.

Shaw's Services. Approximately $232 million, or 5%, of the Company's backlog at August 31, 2001, consisted of projects in the environmental and infrastructure industries. Shaw's environmental services have been provided largely to governmental customers. Typical projects include work for the U.S. Department of Energy ("DOE") and Department of Defense ("DOD"). For the DOE, the Company is presently working on several former nuclear-weapons production facilities where Shaw provides engineering, construction and construction management for nuclear activities. For the DOD, the Company is involved in projects at several superfund sites and several FUSRAP (Formerly Utilized Sites Remedial Action Program) sites managed by the U.S. Army Corps of Engineers. For the Department of the Army, the Company is working on the chemical demilitarization program at several sites.

In the infrastructure industry, the Company's work consists of transportation and water projects. The Company has particular expertise in rail transit systems, including subways. The Company also participates in selected tunnel, bridge, airport and highway projects. In the water sector, the Company provides engineering and construction management services to local government agencies, often through alliances with other firms. Recent projects include: construction management for the Metro West Water Supply Tunnel in Massachusetts; construction management for a leachate migration system at the Fresh Kills landfill in New York; and engineering and construction for a membrane water treatment plant in Florida.

Sales by Industry and Geographic Region

The Company's sales by industry in its two most recent fiscal years approximated the following amounts:


                                                          YEAR ENDED AUGUST 31,
                                                         ----------------------
           INDUSTRY                                         2001         2000
           --------                                      ---------      -------
                                                          (DOLLARS IN MILLIONS)
           Power Generation                              $  915.7       $ 329.8
           Process Industries                               305.6         324.0
           Environmental and Infrastructure                 186.1          22.8
           Other Industries                                 131.5          86.1
                                                         --------       -------
                                                         $1,538.9       $ 762.7
                                                         ========       =======


Process industries include chemical and petrochemical processing and crude oil refining sales. Other industries include oil and gas exploration and production sales.

The major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has been that downturns in one of its sectors may be mitigated by opportunities in another sector due to upturns in other industries.

The Company's sales by geographic region in its two most recent fiscal years approximated the following amounts:

                                                         YEAR ENDED AUGUST 31,
            GEOGRAPHIC REGION                              2001         2000
          -------------------                           ---------      -------
                                                         (DOLLARS IN MILLIONS)
          United States                                  $1,285.4      $ 591.8
          Asia/Pacific Rim                                  117.1         51.0
          Europe                                             86.4         65.2
          Other                                              23.9         20.5
          South America                                      23.1         29.8
          Middle East                                         3.0          4.4
                                                         --------      -------
                                                         $1,538.9      $ 762.7
                                                         ========      =======


Prior to February 1994, the Company conducted its international business exclusively from its plants in the United States. Critical or high pressure piping systems are typically fabricated in industrialized nations that tend to have greater capacity for manufacturing piping that satisfies stringent tolerance and consistency requirements. Domestic pipe fabricators have generally fabricated these systems more efficiently than their Western European and Japanese competitors due to lower labor costs and greater availability of raw materials. However, geographical sourcing requirements, local labor rates and transportation considerations make it difficult for Shaw's domestic facilities to compete on many international projects, particularly those involving non-critical piping systems. Therefore, the Company has established facilities abroad to allow Shaw to bid more competitively for international projects. The Company currently performs the majority of its international fabrication work from its facilities in Venezuela, the United Kingdom, Canada, Australia and Bahrain.

In November 1993, the Company entered into a joint-venture agreement to construct and operate a fabrication facility in Bahrain. Shaw's joint venture partner is Abdulla Ahmed Nass, a Bahrainian industrialist. The Company's Bahrainian joint-venture facility is one of the first modern pipe fabrication facilities in the Middle East and has received the Gulf States Certification from the Gulf Cooperation Council. The Gulf States Certification enables the joint venture to export products to other Arab countries without paying additional tariffs. In fiscal 2001, the joint venture had sales of approximately $14 million, and the Company's share of the joint venture's net income was approximately $0.3 million.

In the future, the Company's pursuit of joint-venture relationships to conduct foreign operations will be determined on a case-by-case basis depending on market, operational, legal and other relevant factors.


BACKLOG

The Company defines its backlog as a "working backlog" that includes projects for which Shaw has received a commitment from its customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material the Company needs to make available for a customer's anticipated project. In certain instances the engagement is for a particular product or project for which the Company estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Shaw's backlog for maintenance work is derived from maintenance contracts and Shaw's customers' historic maintenance requirements. The Company estimates that its backlog was approximately $4.5 billion at August 31, 2001. The Company estimates that approximately 42% of its backlog at August 31, 2001 will be completed in fiscal 2002.

The Company has signed memoranda of understanding and/or contracts with PG&E National Energy Group ("NEG"), an indirect subsidiary of PG&E Corporation ("PG&E"), for the construction of 4,400 megawatts of new power generation capacity at four separate sites. The Company has started work on two of the projects and these two projects are included in backlog as of August 31, 2001. Because the Company understands that NEG is reviewing the scope and timing of its final awards of the other two projects, the Company, consistent with its past practice for certain other major contract awards, will add these other NEG projects as backlog when the Company commences the project. Further, Pacific Gas & Electric Company ("Pacific Gas"), another subsidiary of PG&E, has filed for reorganization under Chapter 11 of the Bankruptcy Code. NEG has stated that it is a "bankruptcy remote" special purpose entity whose operations are unlikely to be adversely affected by Pacific Gas. While no assurances can be given, it is the Company's belief that the payment and performance provisions of its agreements with NEG adequately protect the Company in the event that NEG is negatively impacted by Pacific Gas.

Many of the contracts in the Company's backlog provide for cancellation fees in the event the customer were to cancel projects. These cancellation fees usually provide for reimbursement of Shaw's out-of-pocket costs, revenue associated with work performed to date and a varying percentage of the profits the Company would have realized had the contract been completed. In addition to cancellation risks, projects may remain in Shaw's backlog for extended periods of time.

The following table breaks out the Company's backlog in the following industry sectors and geographic regions for the periods indicated.

                                                                       AT AUGUST 31,
                                                ------------------------------------------------------------
                                                            2001                            2000
                                                ----------------------------    ----------------------------
                                                 IN MILLIONS         %          IN MILLIONS          %
                                                ------------    ------------    ------------    ------------
       INDUSTRY SECTOR
       Power Generation                         $    3,540.1              79%   $    1,276.3              67%
       Process Industries                              666.4              15           335.5              18
       Environmental and Infrastructure                231.9               5           253.9              13
       Other Industries                                 58.8               1            47.9               2
                                                ------------    ------------    ------------    ------------
                                                $    4,497.2             100%   $    1,913.6             100%
                                                ============    ============    ============    ============
       GEOGRAPHIC REGION
       Domestic                                 $    3,743.0              83%   $    1,527.4              80%
       International                                   754.2              17           386.2              20
                                                ------------    ------------    ------------    ------------
                                                $    4,497.2             100%   $    1,913.6             100%
                                                ============    ============    ============    ============

The Company's backlog is largely a reflection of the broader economic trends being experienced by its customers and is important to Shaw in anticipating its operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."



TYPES OF CONTRACTS

The Company focuses its EPC activities on cost reimbursable and negotiated lump-sum work with well-established clients. The Company believes these types of contracts reduce its exposure to unanticipated and unrecoverable cost overruns. Negotiated lump-sum contracts are obtained by direct negotiation rather than by competitive bid. The Company has entered into fixed price, lump-sum or unit price contracts on a significant number of its domestic piping contracts and substantially all of its international piping projects. At August 31, 2001, approximately 82% of the Company's backlog was comprised of cost reimbursable contracts and 18% was fixed price work. Under fixed price, lump-sum, maximum or unit price contracts, Shaw agrees to perform the contract for a fixed price and as a result, benefits from costs savings, but is unable to recover any cost overruns. Under certain negotiated lump-sum contracts, the Company shares with the customer any savings up to a negotiated ceiling price and carries some or all of the burden of costs exceeding the negotiated ceiling price. Contract prices are established based in part on cost estimates that are subject to a number of assumptions, such as future economic conditions. If these estimates prove inaccurate, or circumstances change, cost overruns can occur which could have a material adverse effect on the Company's business and results of its operations. Shaw's profit for these projects could decrease, or the Company could experience losses, if the Company is unable to secure fixed pricing commitments from its suppliers at the time the contracts are executed or if Shaw experiences cost increases for material or labor during the performance of the contracts.

In addition, the Company has several significant projects for agencies of the U.S. Government. Generally, U.S. Government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government's convenience and with payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the Company generally receives some allowance for profit on the work performed. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations and/or agency funding. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

The Company's alliance agreements expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments. Alliance agreements allow Shaw's customers to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power, chemical and refinery projects. In addition, while these agreements do not typically contain committed volumes, the Company believes that these agreements provide Shaw with a steady source of new projects and help minimize the impact of short-term pricing volatility.

CUSTOMERS AND MARKETING

The Company's customers are principally major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers. For the year ended August 31, 2001, sales to U.S. Government agencies or entities owned by the U.S. Government totaled approximately $183 million, or 12% of sales. For the year ended August 31, 2000, sales to a non-U.S. Government customer totaled $85 million, or 11% of sales. Additionally, for the years ended August 31, 2000 and 1999, sales to a different non-U.S. Government customer totaled $83.4 million (11% of sales) and $67.7 million (14% of sales), respectively. Additionally, as of August 31, 2001, approximately 55% of the Company's backlog is with a small complement of customers that include BASF, NEG, NRG, Florida Power & Light, Inc., EntergyShaw and a major manufacturer of turbines.

Shaw conducts its marketing efforts principally through a sales force comprised of approximately 40 employees as of August 31, 2001. In addition, the Company engages independent contractors to market certain customers and territories. Shaw pays its sales force a base salary, plus when applicable, an annual bonus. Shaw pays its independent contractors on a commission basis.

RAW MATERIALS AND SUPPLIERS

The Company's principal raw materials for its pipe fabrication operations are carbon steel, stainless steel and other alloy piping, which Shaw obtains from a number of domestic and foreign primary steel producers. The market for most raw materials is extremely competitive, and its relationships with suppliers are good. Certain types of raw materials, however, are available from only one or a few specialized suppliers. The Company's inability to obtain materials from these suppliers could jeopardize Shaw's ability to timely complete a project or realize a profit.

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

For the Company's engineering, procurement and construction services, it often relies on third party equipment manufacturers as well as third-party subcontractors to complete its projects. Shaw is not substantially dependent on any individual third party for these operations.

INDUSTRY CERTIFICATIONS

In order to perform fabrication and repairs of coded piping systems, the Company's domestic construction operations and fabrication facilities, as well as its subsidiaries in Derby, UK and Maracaibo, Venezuela, maintain the required American Society of Mechanical Engineers ("ASME") certification (U & PP stamps). The majority of the Company's fabrication facilities as well as its subsidiaries, in Derby, UK; and Maracaibo, Venezuela have also obtained the required ASME certification (S stamp) and the National Board certification (R stamp). The Laurens, South Carolina facility is registered by the International Organization of Standards (ISO 9002). Substantially all of the Company's North American engineering operations as well as its UK operations are also registered by the International Organization of Standards (ISO 9001), as is its pipe support fabrication and distribution facilities (ISO 9002).

The Laurens, South Carolina facility continues to maintain its nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material.

PATENTS, TRADEMARKS AND LICENSES

The Company considers its project control system, SHAW-MAN(TM), to be proprietary information of the Company. Additionally, through the Stone & Webster acquisition, the Company believes that it has a leading position in technology associated with the design and construction of plants that produce ethylene, which such technology the Company protects and develops with patent registrations, license restrictions, and a research and development program.

COMPETITION

In pursuing piping, engineering and fabrication projects, the Company experiences significant competition from competitors in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators while, internationally, Shaw's principal competitors are divisions of large industrial firms. Some of Shaw's competitors, primarily in the international sector, have greater financial and other resources than the Company.

The markets served by the Company's engineering, procurement and construction operations are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of regional, national and international companies are competing in the markets served by Shaw, and many of these competitors have greater financial and other resources than the Company. Moreover, Shaw is a recent entrant into this business, and many of its competitors possess substantially greater experience, market knowledge and customer relationships than the Company.

EMPLOYEES

At August 31, 2001, the Company employed approximately 11,000 full-time employees, approximately 1,275 of whom were represented by unions. Of the total employees, approximately 897 work in the Company's wholly-owned subsidiaries in the United Kingdom, 415 work in Canada, 272 work in Venezuela and 44 work in Trinidad.

The Company believes that the current relationships with its employees (including those represented by unions) are generally good. The Company is not aware of any circumstances that are likely to result in a work stoppage at any of its facilities, although negotiations relating to the bargaining agreements for all of its union shops will begin during the fiscal year ending August 31, 2002.

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

The environmental, health and safety laws and regulations to which the Company is subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on the Company in the future. The Company believes that it is in substantial compliance with all applicable environmental, health and safety laws and regulations. However, with respect to environmental matters, the Company has not conducted environmental audits of all of its properties, including the assets acquired from Stone & Webster. To date, the Company's costs with respect to environmental compliance have not been material, and the Company has not incurred any material environmental liability. However, no assurances can be given that the Company will not incur material environmental costs or liabilities in the future.

ITEM 2. PROPERTIES

The principal properties of the Company at August 31, 2001 are as follows:

       LOCATION                             DESCRIPTION                                                 SQUARE FEET
       --------                             -----------                                                 -----------
Baton Rouge, LA                  Corporate Headquarters                                                 39,000(1)(2)
Laurens, SC                      Pipe Fabrication Facility                                             200,000
Prairieville, LA                 Pipe Fabrication Facility                                              60,000(1)
Shreveport, LA                   Pipe Fabrication Facility                                              65,000
West Monroe, LA                  Pipe Fabrication Facility                                              70,000
Walker, LA                       Pipe Fabrication Facility                                             154,000
Maracaibo, Venezuela             Pipe Fabrication Facility                                              45,000
Tulsa, OK                        Pipe Fabrication Facility                                             158,600
Clearfield, UT                   Pipe Fabrication Facility                                             335,000(1)
Houston, TX                      Pipe Fabrication Facility                                              12,000
Troutville, VA                   Pipe Fabrication Facility                                             150,000(1)
Derby, U.K.                      Pipe Fabrication Facility                                             200,000(1)
Wolverhampton, U.K.              Pipe Fabrication Facility                                              43,000(1)
Baton Rouge, LA                  Distribution Facility                                                  30,000(1)
Shreveport, LA                   Piping Components and Manufacturing Facility                          385,000
Houston, TX                      Pipe Fittings Distribution Facility                                   107,000(1)
Stoughton, MA                    Office Building                                                       197,000(1)
Milton Keynes, U.K.              Office Building                                                        86,500(1)
Houston, TX                      Office Building                                                       206,000(1)
Denver, CO                       Office Building                                                       148,000(1)
Toronto, Canada                  Office Building                                                       102,000(1)

(1)      Leased facility.
(2) The Company will vacate this office building and move to another leased facility in Baton Rouge, Louisiana in 2002.

The Bahrain joint venture leases a 94,000 square foot pipe fabrication facility in Manama, Bahrain.

In addition to the foregoing, the Company occupies other owned and leased facilities in various cities, but such facilities are not considered principal properties. The Company considers each of its current facilities to be in good operating condition and adequate for its present use.

ITEM 3. LEGAL PROCEEDINGS

The Company has been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes and claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Such contractual disputes normally involve claims relating to the performance of equipment, design or other engineering services and project construction services provided by the Company's subsidiaries and affiliates. Although the outcome of lawsuits cannot be predicted, management believes that, based upon information currently available, none of the now pending lawsuits, if adversely determined, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock, no par value, (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "SGR." The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the Common Stock as reported by the NYSE, for the Company's two most recent fiscal years and for the current fiscal year to date.


                                                                   HIGH               LOW
                                                                   ----               ---
Fiscal year ended August 31, 2000
  First quarter                                                  $12.19            $  9.50
  Second quarter                                                  13.97              10.13
  Third quarter                                                   22.47              12.31
  Fourth quarter                                                  27.84              18.69

Fiscal year ended August 31, 2001
  First quarter                                                  $46.50             $27.25
  Second quarter                                                  55.39              31.00
  Third quarter                                                   63.48              40.70
  Fourth quarter                                                  60.00              23.00

Fiscal year ending August 31, 2002
  First quarter (through November 21, 2001)                      $35.74             $23.79


The high and low sales prices for the fiscal year ended August 31, 2000 and the first and second quarters of the fiscal year ended August 31, 2001 have been restated to give effect to the December 2000 two-for-one stock split.

The closing sale price of the Common Stock on November 21, 2001, as reported on the NYSE, was $28.85 per share. As of November 21, 2001, the Company had 132 shareholders of record.

The Company has not paid any cash dividends on the Common Stock and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no dividends are expected to be declared or paid on the Common Stock for the foreseeable future. The declaration of dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors as may be appropriate in light of relevant factors at the time. The Company is, however, subject to certain prohibitions on the payment of dividends under the terms of existing credit facilities.

Effective March 23, 2001, the Company acquired the assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. (collectively "SS&S"). Subsequent to the effective date of the acquisition and in order to satisfy the Company's Common Stock price protection provisions under the acquisition agreement, the Company issued an additional 12,973 shares of Common Stock. The Common Stock was issued to the former shareholders of SS&S pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data of the Company on a consolidated basis. The selected historical consolidated financial data for each of the three fiscal years in the period ended August 31, 2001 presented below has been derived from the Company's audited consolidated financial statements. Such data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                              YEAR ENDED AUGUST 31,
                                                     ------------------------------------------------------------------------
                                                         2001           2000           1999          1998            1997
                                                     ------------   ------------   ------------   ------------   ------------
                                                         (2)            (3)                           (4)           (5)(6)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
Sales                                                $  1,538,932   $    762,655   $    494,014   $    501,638   $    335,734
                                                     ============   ============   ============   ============   ============

Income from continuing operations                    $     60,997   $     30,383   $     18,121   $     16,232   $     14,300
                                                     ============   ============   ============   ============   ============

Basic income per common share before
  extraordinary item and cumulative
effect of change in accounting principle (1)         $       1.53   $       1.03   $       0.76   $       0.65   $       0.62
                                                     ============   ============   ============   ============   ============


Diluted income per common share before
  extraordinary item and cumulative
effect of change in accounting principle (1)         $       1.46   $       0.99   $       0.73   $       0.63   $       0.60
                                                     ============   ============   ============   ============   ============


CONSOLIDATED BALANCE SHEETS
Total assets                                         $  1,701,854   $  1,335,083   $    407,062   $    389,844   $    262,459
                                                     ============   ============   ============   ============   ============

Long-term debt obligations,
   net of current maturities                         $    512,867   $    254,965   $     87,841   $     91,715   $     39,039
                                                     ============   ============   ============   ============   ============

Cash dividends declared per common share             $         --   $         --   $         --   $         --   $         --
                                                     ============   ============   ============   ============   ============

(1) Earnings per share amounts for 1997 have been restated for the adoption of Statement of Financial Standards No. 128, "Earnings per Share." Additionally, earnings per share for fiscal 2000, 1999, 1998, and 1997 have been restated to reflect the effect of the December 2000 two-for-one stock split of the Company's Common Stock.

(2) Includes the acquisition of certain assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. in fiscal 2001. See Note 3 of Notes to Consolidated Financial Statements.

(3) Includes the acquisitions of certain assets of Stone & Webster and PPM Contractors, Inc. in fiscal 2000. See Note 3 of Notes to Consolidated Financial Statements.

(4) Includes the acquisitions of certain assets of Prospect Industries plc, Lancas, C.A., Cojafex B.V. and Bagwell Brothers, Inc. in fiscal 1998.

(5) Includes the acquisitions of Pipe Shields Incorporated and United Crafts, Inc. and certain assets of MERIT Industrial Constructors, Inc. in fiscal 1997.

(6) Fiscal 1997 was restated to exclude the discontinued operations disposed of in fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto.

GENERAL

The Company is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. While approximately 79% of Shaw's backlog at August 31, 2001 was attributable to the power generation industry, the Company also does work in the process industries and the environmental and infrastructure industries. The Company's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has been that downturns in one of its sectors may be mitigated by opportunities in others.

The acquisition by the Company of Stone & Webster in July 2000 more than doubled the size of the Company. This acquisition has significantly increased the Company's size and scope of its engineering, procurement and construction businesses and the Company's overall operations. For additional information regarding the Stone & Webster acquisition, see "--Recent Acquisitions," "--Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements.

As of August 31, 2001, the Company's backlog was approximately $4.5 billion, of which 79% was attributable to power generation, 15% was attributable to process industries, 5% was attributable to its environmental and infrastructure work, and 1% was attributable to other industries. See "--Backlog" and "--Risk Factors."

RECENT ACQUISITIONS

Stone & Webster Acquisition

On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster pursuant to a Chapter 11 bankruptcy proceeding for Stone & Webster. The purchase price included the following: (i) $14.9 million in cash (net of $22.8 million of funds returned from escrow), (ii) 4,463,546 shares of its no par value common stock ("Common Stock") (valued at approximately $105 million at closing), and (iii) the assumption of approximately $740 million of liabilities. For further information regarding the assumed liabilities, see Note 3 of Notes to Consolidated Financial Statements. The Company also incurred approximately $12 million of acquisition costs. Stone & Webster is a leading global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. Stone & Webster was formed in 1889 and has focused on the power generation industry for most of its existence. Stone & Webster's capabilities complement and enhance Shaw's traditional strengths in project execution and pipe fabrication and enable the Company to deliver a more complete, cost-effective package of products and services to its power and process customers. Goodwill of approximately $351 million was recorded for this acquisition, and for the years ended August 31, 2001 and 2000, this goodwill was amortized on a straight line basis based on a 20 year estimated life. See Note 1 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142 - "Goodwill and Other Intangibles" in fiscal 2002. This acquisition has more than doubled the size of the Company, increasing significantly the Company's engineering, procurement and construction businesses, and has significantly impacted operations and working capital requirements.

Other Acquisitions

In March 2001, the Company acquired the assets and certain liabilities of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. (collectively "SS&S"). As of August 31, 2001, the Company had issued 170,683 shares (including purchase price protection reduced by purchase price adjustment settlements) of its Common Stock (valued at approximately $6.3 million) as consideration for the transaction and 13,800 of the issued shares were escrowed to secure certain indemnities provided by the seller. The Company also incurred approximately $0.2 million of acquisition costs. This acquisition was completed on March 23, 2001, and was accounted for under the purchase method of accounting. Approximately $4.3 million of goodwill was recorded with respect to this acquisition. For the year ended August 31, 2001, goodwill for this acquisition was amortized on a straight line basis based on a 20 year estimated life. See Note 1 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142 - "Goodwill and Other Intangibles" in fiscal 2002. SS&S's primary business is structural steel, vessel and tank fabrication. The operating results of SS&S have been included in the Consolidated Statements of Income from the date of acquisition.

On July 12, 2000, the Company completed the acquisition of certain assets and liabilities of PPM Contractors, Inc. ("PPM"). Total consideration included 86,890 shares of the Company's Common Stock valued at approximately $2 million at the closing and the assumption of certain liabilities. Acquisition costs were not material. The purchase method was used to account for the acquisition. Goodwill was approximately $2.1 million with respect to this acquisition. For the years ended August 31, 2001 and 2000, goodwill for this acquisition was amortized on a straight line basis based on a 20 year estimated life. See Note 1 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142 - "Goodwill and Other Intangibles" in fiscal 2002. PPM's primary business is providing sandblasting and painting services to industrial customers. The operating results of PPM have been included in the Consolidated Statements of Income from the date of acquisition.

See Note 3 of Notes to Consolidated Financial Statements for further discussion regarding these acquisitions.

Historically, the Company has used acquisitions to pursue market opportunities and to augment or increase existing capabilities and plans to continue to do so. Any of the following comments concerning the Company's expectations for future sales and operating results are based on the Company's forecasts for its existing operations.

RESULTS OF OPERATIONS


The following table presents certain income and expense items as a percentage of sales for the years ended August 31, 2001, 2000 and 1999:

                                                                               FOR THE YEARS ENDED AUGUST 31,
                                                                              --------------------------------
                                                                                2001        2000        1999
                                                                              --------    --------    --------
         Sales                                                                   100.0%      100.0%      100.0%
         Cost of sales                                                            84.0        83.3        81.0
                                                                              --------    --------    --------
           Gross profit                                                           16.0        16.7        19.0
         General and administrative expenses                                       9.1         9.8        12.2
                                                                              --------    --------    --------
           Operating income                                                        6.9         6.9         6.8
         Interest expense                                                         (1.0)       (1.0)       (1.8)
         Other income, net                                                          .6         0.1         0.3
                                                                              --------    --------    --------
           Income before income taxes                                              6.5         6.0         5.3
         Provision for income taxes                                                2.5         2.2         1.8
                                                                              --------    --------    --------
         Income before earnings (losses)  from unconsolidated
           entities, net of taxes                                                  4.0         3.8         3.5
         Earnings (losses) from unconsolidated entities, net of taxes               --         0.2         0.2
                                                                              --------    --------    --------
         Income before extraordinary item and cumulative effect of
           change in accounting principle                                          4.0         4.0         3.7
         Extraordinary item for early extinguishment of debt,
           net of  taxes                                                            --        (0.1)         --
         Cumulative effect on prior years of change in accounting for
           start-up costs, net of taxes                                             --          --          --
                                                                              --------    --------    --------
         Net income                                                                4.0%        3.9%        3.7%
                                                                              ========    ========    ========

FISCAL 2001 COMPARED TO FISCAL 2000

Revenues increased 102% to $1,538.9 million in fiscal 2001 from $762.7 million in fiscal 2000. Revenues from both of the Company's business segments increased in fiscal year 2001, when compared to fiscal 2000, with the integrated EPC services segment increasing by $761.1 million or 108% over the prior fiscal year. This revenue increase was attributable to revenue from Stone & Webster businesses, which were acquired in July 2000 (see Note 3 of Notes to Consolidated Financial Statements). Revenues from the manufacturing and distribution segment increased $15.1 million, or 25%, from fiscal 2000 levels to $76.1 million for fiscal 2001. Gross profit increased 94% to $246.6 million in fiscal 2001 from $127.1 million in fiscal 2000 due to increased revenues.


The Company's sales to customers in the following geographic regions approximated the following amounts and percentages:

GEOGRAPHIC REGION               FISCAL 2001                     FISCAL 2000
-----------------      ----------------------------    ----------------------------
                       (IN MILLIONS)        %          (IN MILLIONS)         %
                       -------------   ------------    -------------   ------------
United States          $    1,285.4            83.5%   $      591.8            77.6%
Asia/Pacific Rim              117.1             7.6            51.0             6.7
Europe                         86.4             5.6            65.2             8.5
Other                          23.9             1.6            20.5             2.7
South America                  23.1             1.5            29.8             3.9
Middle East                     3.0              .2             4.4              .6
                       ------------    ------------    ------------    ------------
                       $    1,538.9           100.0%   $      762.7           100.0%
                       ============    ============    ============    ============

Revenues from domestic projects increased $693.6 million, or 117%, from $591.8 million for fiscal 2000 to $1,285.4 million for fiscal 2001. The power generation market continues to be robust in the U.S., accounting for approximately $550.1 million (79%) of the increase in domestic sales for fiscal 2001. These increases were made possible primarily by the Stone & Webster acquisition. Further, as a result of the acquisition of Stone & Webster, the Company now conducts business in the environmental and infrastructure industry sector. Domestic sales to this industry sector increased by $163.4 million for the year ended August 31, 2001. The increases in the domestic power generation and environmental and infrastructure domestic sectors were partially offset by decreases in domestic process work. Domestic process industries sector sales decreased $52.8 million primarily due to decreases of sales to the refining industry. The Company's domestic power generation customers continue to express interest in new orders for gas power plants and also for coal and nuclear projects. No significant increases are expected in the process markets in fiscal 2002 due to reduced capital expenditures by the Company's customers in these markets.

Sales for international projects increased $82.6 million, or 48%, to $253.5 million from fiscal 2000 to fiscal 2001. Sales in the Asia/Pacific Rim Region and Europe increased from prior year's levels primarily due to work performed by the acquired Stone & Webster businesses. Additionally, in fiscal 2001, the Company finalized an agreement for the construction of a 600,000 metric tons-per-year ethylene plant in China, which will significantly impact sales in this area through fiscal 2004. Even though sales for South America and the Middle East regions have remained sluggish, the Company continues to believe that these markets present long-term opportunities to the Company.

The Company's sales to customers in the following industries approximated the following amounts and percentages:

INDUSTRY SECTOR                               FISCAL 2001                     FISCAL 2000
---------------                       ----------------------------    ----------------------------
                                      (IN MILLIONS)        %          (IN MILLIONS)         %
                                      -------------   ------------    -------------   ------------
Power Generation                      $      915.7            59.5%   $      329.8            43.2%
Process Industries                           305.5            19.9           324.0            42.5
Environmental and Infrastructure             186.2            12.1            22.8             3.0
Other Industries                             131.5             8.5            86.1            11.3
                                      ------------    ------------    ------------    ------------
                                      $    1,538.9           100.0%   $      762.7           100.0%
                                      ============    ============    ============    ============


Revenues from both domestic and international power generation projects increased by a total of $585.9 million in fiscal 2001 from fiscal 2000. Demand in the United States for power generation projects remained high, and was responsible for 94% of the power generation revenue increase. The acquisition of Stone & Webster has enabled the Company to capitalize on the increase in demand to construct power generation plants. The decrease in process industries sales in fiscal 2001 from fiscal 2000 resulted primarily from reductions in domestic refining work. Additionally, the Stone & Webster acquisition resulted in the addition of the environmental and infrastructure industry sector to the Company's capabilities.

Gross profit increased 94%, or $119.5 million, to $246.6 million in fiscal 2001 from $127.1 million in fiscal 2000 due to the growth in revenue volume during the year. The Company's gross profit in fiscal 2001 was increased (cost of sales decreased) by approximately $99.3 million by the utilization of reserves which were established to record the fair value of (primarily) fixed price contracts acquired in the Stone & Webster acquisition (see Note 3 of Notes to Consolidated Financial Statements).

In fiscal 2001, the Company increased the gross margin reserve and its reserve for contract losses for contracts acquired from Stone & Webster by $38.1 million and $5.4 million, respectively. These increases were made to finalize the Company's purchase accounting fair value assessment of the related acquired contracts in progress and primarily reflected a customer's decision to recommence a large foreign nuclear project which had been suspended and to adjust the reserves of certain other contracts based on a current evaluation of their status as of the acquisition date. These reserve adjustments increased goodwill recorded for the acquisition.

The gross profit margin percentage for the year ended August 31, 2001 decreased to 16.0% from 16.7% from the prior year. The Company is involved in numerous projects, and, as a result, the Company's consolidated gross profit margin can be affected by many factors. These include matters, such as product mix (e.g., engineering and consulting versus construction and procurement), pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on the location of the work) and adjustments to project profit estimates during the project term.

During fiscal 2001, Stone & Webster's operating results were included in the Company's consolidated financial statements for the entire year as compared to only one and one-half months in fiscal 2000. EPC contracts, such as those that Stone & Webster worked on during fiscal 2001, typically have lower gross profit margin percentages than the Company's historical gross profit margin percentages. These contracts were a contributing factor to the lower gross profit margin percentage in fiscal 2001 as compared with fiscal 2000.

Additionally, during fiscal 2001, as compared with prior periods, the Company entered into more cost reimbursable contracts as opposed to fixed price projects. Cost reimbursable contracts generally allow the Company to recover any cost overruns. Accordingly, cost reimbursable contracts are frequently priced with lower gross margins than fixed price contracts, because fixed priced contracts are usually bid with higher margins to compensate for cost overrun risks. The Company expects that a substantial portion of its work in fiscal 2002 and fiscal 2003 will be performed pursuant to cost reimbursable contracts.

The Company expects that gross profit margin percentages will be lower in fiscal 2002, compared with fiscal 2001, due, in large part, to the following factors:
(a) increase in engineering, procurement and construction work, which carries lower margin percentages than pipe fabrication work; (b) additional EPC contracts requiring the procurement of large pieces of equipment; and (c) increase in the amount of work to be performed pursuant to cost reimbursable contracts, which contracts generally carry lower margins than fixed price contracts (such as some of the contracts assumed in the Stone & Webster acquisition).

In fiscal 2001, general and administrative expenses, which include goodwill amortization, increased to $139.7 million from $74.3 million in fiscal 2000. The increase in fiscal 2001 general and administrative expenses resulted primarily from (i) expenses associated with the Stone & Webster businesses and (ii) an approximate $15.8 million increase in goodwill amortization, also resulting primarily from the Stone & Webster acquisition. However, as a result of economies realized with the integration of Stone & Webster into Shaw, general and administrative expenses in fiscal 2001 decreased as a percentage of sales to 9.1% from 9.8% compared with fiscal 2000. The Company expects general and administrative expenses, excluding goodwill amortization, to increase in fiscal 2002, but at a substantially lesser rate than its percentage growth in revenues. Additionally, the Company adopted SFAS No. 142 ("Goodwill and Other Intangible Assets") effective at September 1, 2001 (see Note 1 of Notes to the Consolidated Financial Statements), and will cease amortizing goodwill for fiscal 2002 and future periods as required by this new accounting standard. The Company's goodwill amortization for fiscal 2001 was approximately $18.9 million.

In May 2001, the Company realized approximately $490 million net proceeds (after offering expenses) from the issuance and sale of $790 million of 20-year, zero-coupon, unsecured, convertible debt Liquid Yield Option (TM) Notes (the "LYONs") due 2021. The LYONs were issued on an original discount basis of $639.23 per LYON, providing the holders with a yield-to-maturity of 2.25% (see
Note 7 of Notes to Consolidated Financial Statements). The Company used these proceeds to retire the majority of its outstanding borrowings and to invest surplus funds in investments with yields higher than the interest on the debt. Interest expense for the year increased to $15.7 million from $8.0 million in fiscal year 2000. This increase was largely attributable to higher borrowing levels and higher interest rates on the Company's primary revolving line of credit facility during fiscal 2001 prior to the sale of the LYONs in May 2001. Interest expense was favorably impacted in fiscal 2001 and 2000 by excluding approximately $2.4 million and $1 million, respectively, of interest expense attributable to the operations of a cold storage operation reported as an asset held for sale. The Company's interest expense for fiscal 2001, and for future periods, includes the amortization of loan origination costs for both its revolving credit facility and its LYONs debt, and therefore, its reported interest expense is and will be higher than expected, based on its borrowing levels.

Other income was $8.6 million for fiscal 2001 compared with $.8 million for fiscal 2000. This increase is primarily attributable to interest income realized from investments in high quality, short-term debt instruments. The funds for these investments were primarily provided from the net proceeds (after retiring other outstanding debt) from the sale of the Company's convertible debt instruments in May 2001(see Note 7 of Notes to Consolidated Financial Statements). During fiscal 2001, the yields from these investments were greater than the interest costs associated with the convertible debt.

The Company's interest expense will increase in fiscal 2002 from fiscal 2001 as a result of having convertible debt outstanding for the full fiscal year. Interest income should increase in fiscal 2002 over fiscal 2001 levels due to the Company's investment of a substantial portion of the funds received from the sale of its convertible debt. However, the Company anticipates that, based on its current cash flow and yield projections, interest income will be less than its interest expense in fiscal 2002.

The Company's effective tax rates for the years ended August 31, 2001 and 2000 were 38.4% and 35.9%, respectively. The Company's tax rates for each period during each year represent the Company's estimate of its effective tax rates for each entire year based primarily on the Company's estimate of pretax income for the year and the mix of domestic and foreign sourced (including foreign export sales) income. The Company updates its effective tax rate each quarter based on actual results to date and revised budgeted amounts for the remainder of the year. The increase in the tax rates in fiscal 2001 versus fiscal 2000 is due primarily to the increase in domestic sales and an increase in nondeductible expenses, such as a portion of the goodwill recognized from the Stone & Webster acquisition. However, because the Company has adopted SFAS No. 142 in fiscal 2002 (see Note 1 of Notes to Consolidated Financial Statements), it will cease to amortize goodwill. Accordingly, the Company anticipates that its effective tax rate will decrease in fiscal 2002 because it will no longer recognize goodwill amortization expense (which is only partially deductible for tax purposes) in its financial statements. This decrease is expected to be partially offset by increased domestic income in fiscal 2002 that has a higher tax rate than most foreign income.

FISCAL 2000 COMPARED TO FISCAL 1999

Revenues increased 54.4% to $762.7 million in fiscal 2000 from $494.0 million in fiscal 1999. Fiscal 2000 revenues from both of the Company's business segments increased from fiscal 1999 levels with the integrated EPC services (formerly named pipe services) segment reflecting a $255.0 million increase or 57%. Approximately $111 million of the revenue increase was provided from the newly acquired Stone & Webster businesses (see Note 3 of Notes to Consolidated Financial Statements). Revenues in fiscal 2000 from the manufacturing and distribution segment increased $13.6 million or a 29% increase over prior year levels. Gross profit increased 35.4% to $127.1 million in fiscal 2000 from $93.8 million in fiscal 1999 due to the growth in revenue volume during the year.

The Company's sales to customers in the following geographic regions approximated the following amounts and percentages:

GEOGRAPHIC REGION                     FISCAL 2000                       FISCAL 1999
-----------------           ------------------------------    ------------------------------
                            (IN MILLIONS)           %         (IN MILLIONS)           %
                            -------------    -------------    -------------    -------------
United States               $       591.8             77.6%   $       366.2             74.1%
Europe                               65.2              8.5             49.7             10.1
Far East/Pacific Rim                 51.0              6.7             41.1              8.3
South America                        29.8              3.9             18.7              3.8
Other                                20.5              2.7              8.1              1.6
Middle East                           4.4               .6             10.2              2.1
                            -------------    -------------    -------------    -------------
                            $       762.7            100.0%   $       494.0            100.0%
                            =============    =============    =============    =============

Revenues from domestic projects increased $225.6 million, or 62%, from $366.2 million for fiscal 1999 to $591.8 million for fiscal 2000. Increases were experienced in all domestic industry sectors, with power generation sales accounting for the majority of the increase. Revenues from international projects increased $43.1 million, or 34%, from $127.8 million for fiscal 1999 to $170.9 million for fiscal 2000. All international industry sectors reflected sales increases over fiscal 1999 amounts, with the primary increases being in crude oil refining revenues (part of the process industries sector) and the power generation sector. For the year ended August 31, 2000, virtually all European sector sales were to the United Kingdom. Sales increased in the Asia/Pacific Rim region due to work performed by the acquired Stone & Webster businesses. Additionally, in August 2000, the Company executed a letter of intent for the construction of a 600,000 metric ton-per-year ethylene plant in China.

The Company's sales to customers in the following industries approximated the following amounts and percentages:

INDUSTRY SECTOR                                FISCAL 2000                       FISCAL 1999
---------------                       ------------------------------    ------------------------------
                                      (IN MILLIONS)          %          (IN MILLIONS)          %
                                      -------------    -------------    -------------    -------------
Power Generation                      $       329.8             43.2%   $       161.8             32.8%
Process Industries                            324.0             42.5            271.1             54.9
Other Industries                               86.1             11.3             61.1             12.3
Environmental and Infrastructure               22.8              3.0               --               --
                                      -------------    -------------    -------------    -------------
                                      $       762.7            100.0%   $       494.0            100.0%
                                      =============    =============    =============    =============


Process industries sector sales include revenues from the chemical and petrochemical and crude oil refining industries, which in prior years were reported separately. Other industries sales include revenues from the oil and gas exploration and production industry, which in prior years was reported separately.

Revenues from power generation projects increased both domestically and internationally. Sales related to domestic power projects increased due to additional work performed for United States customers, including a $300 million, five-year contract with a major manufacturer of gas turbines. International power generation revenue increases resulted from work performed by the newly acquired Stone & Webster businesses. Process industries sector sales also increased both domestically and internationally over 1999 revenues, principally due to sales to the crude oil refining industry. Environmental and infrastructure sales were primarily domestic and were generated by the newly acquired Stone & Webster businesses.

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

Interest expense for the year ended August 31, 2000 was $8.0 million, compared to $8.6 million for the prior fiscal year. Interest expense varies from year to year due to the level of borrowings and interest rate fluctuations on variable rate loans. Prior to the Stone & Webster acquisition and a new primary credit facility obtained in July 2000 (see Note 8 of Notes to

Consolidated Financial Statements), interest expense on the Company's previous line of credit had decreased approximately $1.3 million in fiscal year 2000, compared to the same period in fiscal 1999, due to lower borrowings partially offset by higher interest rates. Borrowings after the Stone & Webster acquisition on the new credit facility added approximately $1.1 million of additional interest costs in fiscal 2000. The remaining $0.4 million decrease relates to paydowns of debt, offset by interest on assumed Stone & Webster debt.

The Company's effective tax rates for the years ended August 31, 2000 and 1999 were 35.9% and 33.1%, respectively. The increase in the tax rates was primarily a result of the change in the mix of foreign (including foreign export sales) versus domestic work.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $11.4 million in fiscal 2001, compared to net cash used in operations of $69.9 million in fiscal 2000. For fiscal 2001, net cash provided by operations was favorably impacted primarily by: (i) net income of $61 million, (ii) an increase in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts of $66.8 million,
(iii) depreciation and amortization of $39.7 million, and (iv) deferred taxes of $37.7 million. Offsetting these positive influences were decreases of $62.9 million in accrued liabilities, $42.4 million in accounts payable, and $99.3 million in accrued contract losses and reserves.

The increase in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts resulted from accelerated or advanced billing provisions in more contracts, increased revenue and construction activity. The increase in depreciation and amortization over fiscal 2000 levels resulted primarily from the amortization of goodwill and other intangibles related to the Stone & Webster acquisition. The increase in deferred taxes over fiscal 2000 levels was substantially attributable to timing differences for certain assumed obligations associated with the Stone & Webster acquisition. The decreases in accrued liabilities and accounts payable were primarily the result of payment of liabilities assumed in the Stone & Webster acquisition.

Additionally, the Company acquired a large number of contracts in the Stone & Webster acquisition with either inherent losses or lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster on negotiating and executing contracts prior to the acquisition. These contracts were adjusted to their fair value at acquisition date by establishing a gross margin reserve that reduces costs of sales for contracts as they are completed. Costs of sales was reduced by approximately $70.1 million during fiscal 2001 through the utilization of this reserve, which is a non-cash component of income. Costs of sales was also reduced by approximately $29.2 million due to the utilization of the reserve which represents net cash losses on contracts acquired in the Stone & Webster acquisition. The utilization of these reserves resulted in a corresponding increase in gross profit during fiscal 2001. See Note 3 of Notes to Consolidated Financial Statements.

Net cash provided by investing activities was $54.3 million in fiscal 2001, compared with net cash used in investing activities of $15.8 million for fiscal 2000. Asset sales provided approximately $120.9 million in net cash, comprised primarily of proceeds from the sale of assets acquired in the Stone & Webster acquisition for $112.5 million, and the sale of other property and equipment for $8.4 million. Additionally, $22.8 million of escrow funds that had been deposited as retainer for the Stone & Webster acquisition in fiscal 2000 were returned to the Company. The Company invested approximately $45.6 million of the proceeds received from the sale of its LYONs in high quality short-term marketable debt securities being held to maturity. The Company purchased $38.1 million of property and equipment during fiscal 2001, an increase of approximately $15 million to $20 million over the Company's historical levels; this increase was largely attributable to upgrading various corporate information systems which have assisted in the integration of the Stone & Webster acquisition. During fiscal 2001, the Company also invested approximately $2 million in its EntergyShaw joint venture, $1.9 million in an unconsolidated cold storage and frozen food handling operation and made additional advances of $.3 million to its Shaw-Nass joint venture (see Note 5 of Notes to Consolidated Financial Statements). The Company also made an investment of $1.2 million in securities held for sale and paid $0.2 million of acquisition costs related to the acquisition of the assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. (see Note 3 of Notes to Consolidated Financial Statements).

Net cash provided by financing activities totaled approximately $356.7 million for the fiscal year ended August 31, 2001, as compared with $101.2 million in the prior year. On May 1, 2001, the Company realized net proceeds (after offering expenses) of approximately $490 million from the sale of $790 million face value LYONs debt (see Note 7 of Notes to Consolidated Financial Statements). Approximately $67 million of the proceeds from the sale of the LYONs were used to pay off existing debt, including approximately $58 million on the Company's primary credit facility ("Credit Facility"). The remaining amount of approximately $423 million was invested in short term, high quality cash equivalents and debt securities all with maturities of less than four months. The Company also had other normal course of business borrowings of approximately $3 million.

The holders of the LYONs have the right to require the Company to repurchase the debt on the third, fifth, tenth, and fifteenth anniversaries at the accreted value. The Company has the right to fund such repurchases with shares of its Common Stock, cash, or a combination of Common Stock and cash. The LYONs holders also have the right to require the Company to repurchase the debt for cash, at the accreted value, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the LYONs at the accreted value, through cash payments, at any time after May 1, 2006.

In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares for over-allotments) of its common stock, no par value per share (the "Common Stock"), in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144.8 million. The Company also received approximately $3.3 million from employees upon the exercise of stock options during fiscal 2001. In fiscal 2000, the Company realized approximately $69.7 million in proceeds from the sale of its Common Stock.

During the course of fiscal 2001, the Company utilized the funds obtained from the sales of the Company's Common Stock, LYONs and assets acquired in the Stone & Webster acquisition to pay off the Credit Facility, which had a balance of approximately $235 million as of August 31, 2001. Although the Company had no borrowings outstanding under the Credit Facility as of August 31, 2001, the Credit Facility is still fully available to the Company. As of August 31, 2001, the Credit Facility was being used to provide letters of credit of approximately $61.5 million to satisfy various project guarantee requirements (see Note 8 of Notes to Consolidated Financial Statements). The Company has also used this Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster and continues to be available for these purposes.

In fiscal 2001, the Company's repayment of debt and leases of $49.2 million (excluding payments on the Company's Credit Facility balances) included $23.9 million related to the sale of certain Stone & Webster assets and the Company's corporate headquarters office building in Baton Rouge, Louisiana; $23.3 million of other debt and leases (most of which were secured by facilities or equipment); and the prepayment of a $2 million debt related to the acquisition of a subsidiary in 1998, which resulted in an extraordinary loss after taxes of approximately $0.2 million.

On August 30, 2000, the Company and Entergy Corporation ("Entergy") formed EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and equally-managed company (see Note 5 of Notes to Consolidated Financial Statements). During fiscal 2001, the Company invested $2 million in EntergyShaw, as required under the terms of the agreement with EntergyShaw. The Company does not believe that work performed for EntergyShaw will require a significant working capital investment due to the terms of its agreement with EntergyShaw. At August 31, 2001, EntergyShaw had begun construction on two projects for Entergy, involving a total of six turbines.

The Company's primary credit facility is a three-year term, $300 million credit facility ("Credit Facility") dated July 14, 2000 that permits both revolving credit loans and letters of credit, which letters of credit cannot exceed an aggregate of $150 million. The Company has the option to increase the Credit Facility under existing terms to $400 million, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Credit Facility allows the Company to borrow at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things: (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants, including ratios, minimum capital levels, limits on other borrowings and other restrictions. As of August 31, 2001, the Company was in compliance with these covenants or had obtained the necessary waivers, had no outstanding revolving credit loans, and had letters of credit of approximately $61.5 million outstanding under the Credit Facility. The Company's total availability under the Credit Facility at August 31, 2001, was approximately $238.5 million, which includes availability for additional letters of credit of approximately $88.5 million.

In September 2001, the Company announced that its Board of Directors had authorized the Company to repurchase shares of its Common Stock, depending on market conditions, up to a limit of $100 million. As of November 19, 2001, the Company had purchased a total of 333,000 shares at a cost of approximately $10.1 million.

The Company's working capital balance was approximately $521 million at August 31, 2001. The Company's future requirements for working capital are likely to fluctuate due to such factors as the timing and negotiated payment terms of its projects. The Company believes that its working capital position and its availability of funds under its Credit Facility are sufficient to fund the working capital needs of its business, its fixed asset expenditures and its normal operations for the next twelve months.

BACKLOG

The Company defines its backlog as a "working backlog" that includes projects for which Shaw has received a commitment from its customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material the Company needs to make available for a customer's anticipated project. In certain instances the engagement is for a particular product or project for which the Company estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Shaw's backlog for maintenance work is derived from maintenance contracts and Shaw's customers' historic maintenance requirements. The Company estimates that its backlog was approximately $4.5 billion at August 31, 2001. The Company estimates that approximately 42% of its backlog at August 31, 2001 will be completed in fiscal 2002.

The following table breaks out the Company's backlog in the following industry sectors and geographic regions for the periods indicated.

                                                                        AT AUGUST 31,
                                                ----------------------------------------------------------------
                                                            2001                              2000
                                                ------------------------------    ------------------------------
                                                 IN MILLIONS           %           IN MILLIONS            %
                                                -------------    -------------    -------------    -------------
INDUSTRY SECTOR
Power Generation                                $     3,540.1               79%   $     1,276.3               67%
Process Industries                                      666.4               15            335.5               18
Environmental and Infrastructure                        231.9                5            253.9               13
Other Industries                                         58.8                1             47.9                2
                                                -------------    -------------    -------------    -------------
                                                $     4,497.2              100%   $     1,913.6              100%
                                                =============    =============    =============    =============
GEOGRAPHIC REGION
Domestic                                        $     3,743.0               83%   $     1,527.4               80%
International                                           754.2               17            386.2               20
                                                -------------    -------------    -------------    -------------
                                                $     4,497.2              100%   $     1,913.6              100%
                                                =============    =============    =============    =============


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

EFFECTS OF INFLATION

The Company has determined it will focus its operations on cost-reimbursable or negotiated lump sum contracts. To the extent that a significant portion of the Company's revenues are earned under cost-reimbursable type contracts, the effects of inflation on the Company's financial condition and results of operations should generally be low. However, if the Company expands its business into markets and geographical areas where fixed-price and lump-sum work is more prevalent, inflation may begin to have a larger impact on the Company's results of operations. To the extent permitted by competition, the Company intends to continue to emphasize contracts which are either cost-reimbursable or negotiated fixed-price. For contracts the Company accepts with fixed-price or lump-sum terms, the Company monitors closely the actual costs on the project as they compare to the budget estimates. On these projects, the Company also attempts to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of the Company's industry, combined with the fluctuating demands and prices associated with personnel, equipment and materials the Company traditionally needs in order to perform on its contracts, there can be no guarantee that inflation will not effect the Company's results of operations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998, and requires costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption this SOP were to be written off and reflected as a cumulative effect of a change in accounting principle. The Company adopted this new SOP in fiscal 2000, and in accordance therewith, on September 1, 1999, the Company wrote off deferred organizational costs of approximately $0.3 million, net of taxes.

In fiscal 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for fiscal 2001. The Company has determined that its existing revenue recognition practices comply with the guidance in the bulletin.

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which requires that all derivative instruments be recorded on the balance sheet at fair value. On the date derivative contracts are executed, the Company designates the derivative as one of the following: (i) the hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (ii) the hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (iii) the hedge of a net investment in a foreign operation (net investment hedge).

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

The Company utilizes forward foreign exchange contracts to reduce its risk from foreign currency price fluctuations related to firm and anticipated commitments to purchase or sell equipment, materials and/or services. These investments are designated as cash flow hedging instruments. The Company normally does not use any other type of derivative instrument or participate in any other hedging activities.

Upon initial application of SFAS No. 133, the Company recorded the fair value of the existing hedge contracts on the balance sheet and a corresponding unrecognized loss of $23,000 as a cumulative effect adjustment of accumulated other comprehensive income, which was transferred to earnings during fiscal 2001.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- "Business Combinations," and SFAS No. 142 -"Goodwill and Other Intangible Assets." The standards significantly changed the Company's prior practices by:
(i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required if circumstances warrant. The standards must be implemented for fiscal years beginning after December 31, 2001, but early adoption is permitted. The Company has decided to adopt the new standards for its fiscal year beginning September 1, 2001. Accordingly, the Company will cease to amortize goodwill in fiscal 2002. Goodwill amortization was approximately $18.9 million, $3.1 million and $1.8 million for the years ended August 31, 2001, 2000 and 1999, respectively. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill balances will be impaired under the new standards however, no assurances can be given. The initial transition evaluation is required to be and will be completed by February 28, 2002 which is within the six month transition period allowed by the new standard upon adoption.

The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

RISK FACTORS

Investing in the Company's Common Stock will provide an investor with an equity ownership interest in the Company. Shareholders will be subject to risks inherent in the Company's business. The performance of Shaw's shares will reflect the performance of the Company's business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment in the Company may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this Form 10-K before deciding to invest in shares of the Company's Common Stock.

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

The demand for Shaw's products and services depends on the existence of engineering, construction and maintenance projects, particularly in the power generation industry which accounted for 79% of the Company's backlog as of August 31, 2001. The Company also depends, to a lesser extent, on conditions in the petrochemical, chemical, environmental, infrastructure and refining industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. The Company's results of operations have varied and may continue to vary depending on the demand for future projects from these industries.

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

The Company defines its backlog as a "working backlog" which includes projects for which Shaw has received a commitment from its customers. This commitment may be in the form of a written contract for a specific project, a purchase order or an indication of the amount of time or material Shaw needs to make available for a customer's anticipated project. In certain instances, the engagement is for a particular product or project for which Shaw estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. The Company's backlog for maintenance work is derived from maintenance contracts and customers' historic maintenance requirements.

The Company also includes in backlog commitments from certain individual customers who have committed to more than one significant EPC project and other customers who have committed to multi-year orders for piping or maintenance services. The Company cannot be assured that the customers will complete all of these projects or that the projects will be performed in the currently anticipated time-frame.

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

DIFFICULTIES INTEGRATING ACQUISITIONS COULD ADVERSELY AFFECT SHAW.

The Company has and may continue to acquire new businesses. As a result, the Company may encounter difficulties integrating acquisitions and successfully managing the growth the Company expects to experience from the acquisitions. To the extent the Company encounters problems in integrating one or more acquisitions, the Company could be materially adversely affected. The Company plans to pursue select acquisitions in the future. Because the Company may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, the Company may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and operational and management oversight.

THE COMPANY MAY NOT RECEIVE THE ECONOMIC BENEFITS EXPECTED FROM ENTERGYSHAW.

On September 18, 2000, the Company executed a definitive agreement with Entergy Corporation ("Entergy") governing the parties' relationship with respect to EntergyShaw, the equally-owned and equally-managed company formed by the parties on August 30, 2000. Subsequent to the execution of the letter of intent relating to this joint venture on June 2, 2000, Entergy and FPL Group, Inc., the parent of Florida Power & Light, announced a merger, but on August 2, 2001, these parties announced that they were abandoning their merger plans. EntergyShaw's initial focus is the construction of power plants in North America and Europe for Entergy's unregulated wholesale operations relating to the installation of turbines that Entergy has previously ordered for these plants. While the Company believes that EntergyShaw will manage the construction of most of such power plants, the Company can provide no assurances regarding the number of future power plant construction projects that Entergy will actually commence, or the number of turbines (specifically those previously ordered by Entergy) that Entergy will actually dedicate to any such future projects. During fiscal 2001, EntergyShaw and the Company began work on two projects for Entergy which will have a total of six turbines. The Company expects to provide the engineering, procurement, construction and pipe fabrication services for substantially all of EntergyShaw's power generation projects. Under the terms of the joint venture, the Company must offer EntergyShaw a right of first refusal on opportunities to provide fully bundled engineering, procurement and construction opportunities that it receives after December 31, 2000.

THE NATURE OF SHAW'S CONTRACTS COULD ADVERSELY AFFECT THE COMPANY.

Shaw enters into fixed price, lump-sum or unit price contracts on a significant number of domestic piping contracts and substantially all international piping projects. In addition, a number of the contracts the Company assumed in the Stone & Webster acquisition were fixed price or lump-sum contracts and the Company may continue to enter into these types of contracts in the future. Under fixed, maximum or unit price contracts, the Company agrees to perform the contract for a fixed price, and as a result, benefits from costs savings, but is unable to recover any cost overruns. Under fixed price incentive contracts, the Company shares with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, the Company may be required to reduce its fee or to absorb some or all of the cost overruns. Contract prices are established based in part on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns having a material adverse effect on the Company's business and results of its operations could occur. Shaw's profit for these projects could decrease or the Company could experience losses, if the Company is unable to secure fixed pricing commitments from its suppliers at the time the contracts are entered into or if the Company experiences cost increases for material or labor during the performance of the contracts.

Shaw enters into contractual agreements with customers for many of its engineering, procurement and construction services based on agreed upon reimbursable costs and labor rates. Some of these contracts provide for the customer's review of the Company's accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in proposed reductions in reimbursable costs and labor rates previously billed to the customer.

In addition, the Company has several significant projects for agencies of the U.S. Government. Generally, U.S. Government contracts are subject to oversight audits by government representatives, profit and cost controls and limitations and provisions permitting modification or termination, in whole or in part, without prior notice, at the government's convenience and with payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the Company generally receives some allowance for profit on the work performed. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

ACTUAL RESULTS COULD DIFFER FROM THE ESTIMATES AND ASSUMPTIONS USED TO PREPARE THE COMPANY'S FINANCIAL STATEMENTS.

In order to prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by the Company's management, include (i) contract expenses and profits and application of percentage of completion accounting; (ii) recoverability of inventory and application of lower of cost or market accounting; (iii) provisions for uncollectable receivables and customer claims; (iv) provisions for income taxes and related valuation allowances; (v) recoverability of net goodwill; (vi) recoverability of other intangibles and related amortization; and (vii) accruals for estimated liabilities, including litigation and insurance reserves. Actual results could differ from those estimates.

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

A DEPENDENCE ON ONE OR A FEW CLIENTS COULD ADVERSELY AFFECT THE COMPANY.

Due to the size of many engineering and construction projects, one or a few clients have in the past and may in the future contribute a substantial portion of the Company's consolidated revenues in any one year, or over a period of several consecutive years. For example, the Company's backlog frequently reflects multi-projects for individual clients and therefore, one major customer may comprise a significant percentage of backlog at a point in time.

The Company has a contract with a major manufacturer of gas turbines to fabricate at least 90% of the pipe necessary to install the combined-cycle gas turbines to be built by this manufacturer domestically through 2004, and the relationship with the turbine manufacturer has assisted the Company in obtaining other work scopes, such as engineering, procurement, or construction associated with the projects for which the turbines are being manufactured.

Additionally, the Company has long-standing relationships with many significant customers, including customers with whom the Company has alliance agreements, that have preferred pricing arrangements; however, the Company's contracts with them are on a project by project basis and they may unilaterally reduce or discontinue their purchases at any time.

The loss of business from any one of such customers could have a material adverse effect on the Company's business or results of operations.

SHAW'S DEPENDENCE ON A FEW SUPPLIERS AND SUBCONTRACTORS COULD ADVERSELY AFFECT THE COMPANY.

The principal raw materials in the Company's piping systems business are carbon steel, stainless steel and other alloy piping, which Shaw obtains from a number of domestic and foreign primary steel producers. In the Company's engineering, procurement and construction services Shaw relies on third-party equipment manufacturers or materials suppliers as well as third-party sub-contractors, to complete its projects. To the extent that the Company cannot engage sub-contractors or acquire equipment or materials, Shaw's ability to complete a project in a timely fashion or at a profit may be impaired. To the extent the amount the Company is required to pay for these goods and services exceeds the amount the Company has estimated in bidding for lump-sum work, Shaw could experience losses in the performance of these contracts. In addition, if a manufacturer is unable to deliver the materials according to the negotiated terms, the Company may be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the materials were needed.

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

THE INDEMNIFICATION PROVISIONS OF THE COMPANY'S ACQUISITION AGREEMENTS MAY NOT FULLY PROTECT IT AND MAY RESULT IN UNEXPECTED LIABILITIES.

Some of the former owners of companies Shaw has acquired are contractually required to indemnify the Company against liabilities related to the operation of their companies before Shaw acquired them and for misrepresentations made by them in connection with the acquisitions. In some cases, these former owners may not have the financial ability to meet their indemnification responsibilities. If this occurs, the Company may incur unexpected liabilities.

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

A FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's ability to attract and retain qualified engineers, scientists and other professional personnel, either through direct hiring or acquisition of other firms employing such professionals, will be an important factor in determining the Company's future success. The market for these professionals is competitive, and there can be no assurance that the Company will be successful in its efforts to attract and retain such professionals. In addition, Shaw's ability to be successful depends in part on its ability to attract and retain skilled laborers in its pipe fabrication business. Demand for these workers can at times be high and the supply extremely limited.

TERRORISTS' ACTIONS HAVE AND COULD NEGATIVELY IMPACT THE U.S. ECONOMY AND THE COMPANY'S MARKETS.

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States and further acts of terrorism, violence or war could affect the markets in which the Company operates, its business operations, and expectations, and other forward-looking statements in this Form 10-K.

The terrorist attacks on September 11, 2001 have also caused instability in the world's markets. There can be no assurance that the current armed hostilities will not increase or that these terrorist attacks, or responses from the United States, will not lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may directly impact the Company's physical facilities or those of its suppliers or customers and could impact the Company's domestic or international sales, its supply chain, its production capability, and its ability to deliver its products and services to its customers. Political and economic instability in some regions of the world may also result and could negatively impact the Company's business.

ENVIRONMENTAL FACTORS AND CHANGES IN LAWS AND REGULATIONS COULD INCREASE THE COMPANY'S COSTS AND LIABILITIES.

The Company is subject to environmental laws and regulations, including those concerning:

         o        emissions into the air;

         o        discharges into waterways;

         o generation, storage, handling, treatment and disposal of waste materials; and

         o        health and safety.

The Company's projects often involve nuclear, hazardous and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of federal, state or local statutes, and result in criminal and/or civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require Shaw to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on the Company, or revoke or deny the issuance or renewal of operating permits, for failure to comply with applicable laws and regulations.

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

IF SHAW HAS TO WRITE-OFF A SIGNIFICANT AMOUNT OF INTANGIBLE ASSETS, THE COMPANY'S EARNINGS WILL BE NEGATIVELY IMPACTED.

Because the Company has grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of its assets. Goodwill was approximately $369 million as of August 31, 2001. If the Company makes additional acquisitions, it is likely that additional intangible assets will be recorded on its books. A determination that a significant impairment in value of the Company's unamortized intangible assets has occurred would require the Company to write-off a substantial portion of its assets. This write-off would negatively affect the Company's earnings. See Note 1 of Notes to Consolidated Financial Statements.

THE COMPANY IS AND WILL CONTINUE TO BE INVOLVED IN LITIGATION.

The Company has been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by the Company's subsidiaries.

While the Company did not assume possible liabilities relating to environmental pollution in connection with Stone & Webster's acquisition, a federal, state or local governmental authority may seek redress from Shaw or its subsidiaries and the Company may be named as a Potentially Responsible Party in an action by such governmental authority. While the Company would vigorously contest any attempt to make the Company responsible for unassumed environmental liabilities, there can be no assurance that the Company would not be held liable in connection with such matters in amounts that would have a material adverse effect on its business and results of operations.

ADVERSE EVENTS COULD NEGATIVELY AFFECT THE COMPANY'S LIQUIDITY POSITION.

The Company operates in an environment in which the Company could be required to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures (as has been the experience of certain of the Company's competitors). Circumstances or events which could create large cash outflows include loss contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks, professional and product liability claims, cash repurchases of the LYONs, etc. Although the Company attempts to mitigate its risks, it cannot provide assurance that it will have sufficient liquidity or the credit capacity to meet all its cash needs if it encounters significant unforeseen working capital requirements which could result from these or other factors.

Insufficient liquidity could have important consequences to the Company. For example, the Company could

         o experience difficulty in financing future acquisitions and/or its continuing operations;

         o be required to dedicate a substantial portion of its cash flows from operations to the repayment of its debt and the interest associated with its debt;

         o have less operating flexibility due to restrictions which could be imposed by its creditors, including restrictions on incurring additional debt, creating liens on its properties and paying dividends;

         o have less success in obtaining new work if its sureties and/or its lenders were to limit its ability to provide new performance bonds or letters of credit for its projects; and

         o        incur increased lending fees, costs and interest rates.

All or any of these matters could place the Company at a competitive disadvantage compared with competitors with more liquidity and could have a negative impact upon the Company's financial condition and results of operations.

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

CHANGES IN TECHNOLOGY COULD ADVERSELY AFFECT THE COMPANY AND ITS COMPETITORS MAY DEVELOP OR OTHERWISE ACQUIRE EQUIVALENT OR SUPERIOR TECHNOLOGY.

The Company believes its Stone & Webster subsidiary has a leading position in technologies for the design and construction of ethelyne plants. The Company protects it position through patent registrations, license restrictions, and a research and development program; however, it is possible that others may develop competing processes which could negatively affect the Company's market position.

Additionally, the Company has developed construction and power generation software, which it feels provide competitive advantages. The advantages currently provided by this software could be at risk if competitors were to develop superior or comparable technologies.

The Company's induction pipe bending technology and capabilities favorably influence the Company's ability to compete successfully. Currently this technology and its proprietary software are not patented. While the Company has some legal protections against the dissemination of this know-how, (including non-disclosure and confidentiality agreements), the Company's efforts to prevent others from using its technology could be time-consuming, expensive and ultimately may be unsuccessful or only partially successful. Finally, there is nothing to prevent the Company's competitors from independently attempting to develop or obtain access to technologies that are similar or superior to Shaw's technology.

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

MARKET PRICES OF THE COMPANY'S EQUITY SECURITIES COULD CHANGE SIGNIFICANTLY.

The market prices of the Company's Common Stock may change significantly in response to various factors and events, including the following:

o the other risk factors described in this Form 10-K, including changing demand for its products and services;

o a shortfall in operating revenue or net income from that expected by securities analysts and investors;

o changes in securities analysts' estimates of the financial performance of Shaw or its competitors or the financial performance of companies in its industry generally;

o        general conditions in its industry;

o        general conditions in the securities markets;

o issuance of a significant number of shares upon exercise of employee stock options or upon conversion of the LYONs; and

o issuance of shares of Common Stock to fund repurchases by the Company of the LYONs.

Many of these factors are beyond the Company's control.

PROVISIONS IN THE COMPANY'S CHARTER DOCUMENTS AND RIGHTS AGREEMENT COULD MAKE IT MORE DIFFICULT TO ACQUIRE THE COMPANY AND MAY REDUCE THE MARKET PRICE OF THE COMMON STOCK.

The Company's articles of incorporation and by-laws contain certain provisions, such as a provision establishing a classified board of directors (in the event the entire board of directors is increased to twelve or more members), provisions entitling holders of shares of Common Stock that have been beneficially owned for four years or more to five votes per share, a provision prohibiting shareholders from calling special meetings, a provision requiring super majority voting (75% of the outstanding voting power) to approve certain business combinations and provisions authorizing the Board of Directors to issue up to 20 million shares of preferred stock without approval of the Company's shareholders. Also, the Company has adopted a rights plan which limits the ability of any person to acquire more than 15% of the Company's Common Stock. These provisions could have the effect of delaying or preventing a change in control of the Company or the removal of management, of deterring potential acquirers from making an offer to the Company's shareholders and of limiting any opportunity to realize premiums over prevailing market prices for the Common Stock. Provisions of the Company's shareholder rights agreement could also have the effect of deterring changes of control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information about the Company's future maturities of principal for outstanding debt instruments and fair value at August 31, 2001.

                                                                                                                          FAIR
                                 2002         2003         2004         2005         2006     THEREAFTER     TOTAL        VALUE
                              ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------
Long-term debt
  Fixed rate                  $      4.8   $      2.8   $    510.3   $       .3           --          --   $    518.2   $    422.0
    Average interest rate            7.4%         8.0%        2.25%         7.2%          --          --          2.3%          --

Short-term line of credit
  Variable rate               $      3.9           --           --           --           --          --   $      3.9   $      3.9
    Average interest rate            6.0%          --           --           --           --          --          6.0%          --

As discussed in Note 7 of Notes to Consolidated Financial Statements, on May 1, 2001, the Company issued $790 million (face value), 20-year, 2.25% zero coupon unsecured convertible debt Liquid Yield Option (TM) Notes (the "LYONs") for which it received net proceeds of approximately $490 million. After paying off approximately $67 million of outstanding debt, the remaining proceeds were invested in high quality short-term cash equivalents and marketable securities held to maturity. During fiscal 2001, the income realized from these investments was greater than the interest costs associated with the LYONs debt. However, the Company anticipates that based on its current cash flow and yield projections that interest income will be less than its interest expense in fiscal 2002.

The holders of the LYONs have the right to require the Company to repurchase the debt on the third, fifth, tenth, and fifteenth anniversaries at the accreted value. Therefore, the debt is presented above as maturing on the third anniversary date because of the potential for repurchase requests by the debt holders at that time.

Also during fiscal 2001, the Company used the proceeds from the sales of the LYONs, the Company's Common Stock (see Note 2 of Notes to Consolidated Financial Statements) and various assets to pay off its borrowings under its primary Credit Facility ($235.2 million at August 31, 2000). At August 31, 2001, the interest rate on this line of credit was either 6.5% (if the prime rate index had been chosen) or 5.26% (if the LIBOR rate index had been chosen) with an availability of $238.5 million. See Note 8 of Notes to Consolidated Financial Statements for further discussion of this line of credit.

The estimated fair value of long-term debt as of August 31, 2001 and 2000 was approximately $422 million and $46.7 million, respectively. The fair value of the convertible debt as of August 31, 2001 was based on recent sales of such debt as of August 31, 2001. The fair value of the Company's other long-term debt at August 31, 2001 and August 31, 2000 were based on borrowing rates currently available to the Company for notes with similar terms and average maturities.

FOREIGN CURRENCY RISKS

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency that is different from its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of August 31, 2001, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position. See Notes 1 and 17 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Public Accountants...........................................................................37

Consolidated Balance Sheets as of August 31, 2001 and 2000......................................................38-39

Consolidated Statements of Income for the years ended
  August 31, 2001, 2000 and 1999...................................................................................40

Consolidated Statements of Shareholders' Equity for the years ended August 31, 2001, 2000 and 1999.............................................................................41

Consolidated Statements of Cash Flows for the years
  ended August 31, 2001, 2000 and 1999..........................................................................42-43

Notes to Consolidated Financial Statements......................................................................44-71

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Shaw Group Inc.:

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. (a Louisiana corporation) and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
--------------------------
Arthur Andersen LLP
New Orleans, Louisiana

October 5, 2001

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                   2001             2000
                                                                              -------------    -------------
Current assets:
  Cash and cash equivalents                                                   $     443,304    $      21,768
  Marketable securities, held to maturity                                            45,630               --
  Accounts receivable, including retainage, net                                     341,833          311,285
  Accounts receivable from unconsolidated entity                                      4,848               --
  Inventories                                                                        91,155           96,283
  Cost and estimated earnings in excess of billings
     on uncompleted contracts                                                        95,012          143,250
  Prepaid expenses                                                                   10,660           13,555
  Deferred income taxes                                                              54,351           63,858
  Assets held for sale                                                                3,491          116,501
  Other current assets                                                                5,757           18,335
                                                                              -------------    -------------
        Total current assets                                                      1,096,041          784,835

Investment in and advances to unconsolidated entities, joint ventures
  and limited partnerships                                                           24,314           20,361

Investment in securities available for sale                                          10,490           16,361

Property and equipment:
  Transportation equipment                                                            4,433            4,710
  Furniture and fixtures                                                             49,550           38,629
  Machinery and equipment                                                            79,536           94,533
  Buildings and improvements                                                         33,127           37,922
  Assets acquired under capital leases                                                1,554            1,554
  Land                                                                                7,302           10,520
  Construction in progress                                                           21,659            2,766
                                                                              -------------    -------------
                                                                                    197,161          190,634
Less: Accumulated depreciation                                                      (61,959)         (46,087)
                                                                              -------------    -------------
                                                                                    135,202          144,547
Goodwill, net of accumulated amortization of $25,234
  and $6,375 at August 31, 2001 and 2000, respectively                              368,872          282,238

Other assets                                                                         66,935           86,741
                                                                              -------------    -------------
                                                                              $   1,701,854    $   1,335,083
                                                                              =============    =============



                                   (Continued)



  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             2001              2000
                                                                         -------------    -------------
Current liabilities:
  Accounts payable                                                       $     181,936    $     225,230
  Accrued liabilities                                                           81,660          147,887
  Current maturities of long-term debt                                           2,365           26,654
  Short-term revolving lines of credit                                           3,909            2,893
  Current portion of obligations under capital leases                            2,313              704
  Deferred revenue - prebilled                                                   7,976            6,045
  Advanced billings and billings in excess of cost and estimated
     earnings on uncompleted contracts                                         244,131          166,147
  Accrued contract losses and reserves                                          50,707          106,489
                                                                         -------------    -------------
        Total current liabilities                                              574,997          682,049

Long-term revolving line of credit                                                  --          235,187

Long-term debt, less current maturities                                        509,684           19,127

Obligations under capital leases, less current obligation                        3,183              651

Deferred income taxes                                                            8,247            6,098

Other liabilities                                                                7,350           14,696

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value,
     20,000,000 shares authorized;
     No shares issued and outstanding                                               --               --
  Common stock, no par value,
     200,000,000 shares authorized;
     41,012,292 and 51,802,324 shares issued, respectively;
     41,012,292 and 35,402,408 shares outstanding, respectively                437,015          298,005
  Retained earnings                                                            167,578          106,581
  Accumulated other comprehensive income                                        (6,200)          (5,209)
  Unearned restricted stock compensation                                            --              (59)
  Treasury stock, 16,399,916 shares at August 31, 2000                              --          (22,043)
                                                                         -------------    -------------
        Total shareholders' equity                                             598,393          377,275
                                                                         -------------    -------------
                                                                         $   1,701,854    $   1,335,083
                                                                         =============    =============




  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2001             2000             1999
                                                                              -------------    -------------    -------------
Sales                                                                         $   1,538,932    $     762,655    $     494,014
Cost of sales                                                                     1,292,316          635,579          400,186
                                                                              -------------    -------------    -------------
Gross profit                                                                        246,616          127,076           93,828

General and administrative expenses                                                 139,660           74,297           60,082
                                                                              -------------    -------------    -------------
Operating income                                                                    106,956           52,779           33,746

Interest income                                                                       8,746              682              465
Interest expense                                                                    (15,680)          (8,003)          (8,649)
Other, net                                                                             (128)              90              513
                                                                              -------------    -------------    -------------
                                                                                     (7,062)          (7,231)          (7,671)
                                                                              -------------    -------------    -------------
Income before income taxes                                                           99,894           45,548           26,075

Provision for income taxes                                                           38,366           16,359            8,635
                                                                              -------------    -------------    -------------

Income before earnings (losses) from unconsolidated entities                         61,528           29,189           17,440
Earnings (losses) from unconsolidated entities, net of tax benefit
  of $354                                                                              (316)           1,194              681
                                                                              -------------    -------------    -------------
Income before extraordinary item and cumulative
  effect of change in accounting principle                                           61,212           30,383           18,121
Extraordinary item for early extinguishment of debt, net of taxes of
  $134 and $340                                                                        (215)            (553)              --
Cumulative effect on prior years of change in
  accounting for start-up costs, net of taxes of $196                                    --             (320)              --
                                                                              -------------    -------------    -------------
Net income                                                                    $      60,997    $      29,510    $      18,121
                                                                              =============    =============    =============

Basic income per common share:
Income per common share:
   Income before extraordinary item and cumulative
     effect of change in accounting principle                                 $        1.53    $        1.03    $        0.76
   Extraordinary item, net of taxes                                                   (0.01)           (0.02)              --
   Cumulative effect of change in accounting principle, net of taxes                     --            (0.01)              --
                                                                              -------------    -------------    -------------
   Net income per common share                                                $        1.52    $        1.00    $        0.76
                                                                              =============    =============    =============

Diluted income per common share:
Income per common share:
   Income before extraordinary item and cumulative
     effect of change in accounting principle                                 $        1.46    $        0.99    $        0.73
   Extraordinary item, net of taxes                                                      --            (0.02)              --
   Cumulative effect of change in accounting principle, net of taxes                     --            (0.01)              --
                                                                              -------------    -------------    -------------
   Net income per common share                                                $        1.46    $        0.96    $        0.73
                                                                              =============    =============    =============




  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                UNEARNED
                                                      COMMON STOCK             RESTRICTED              TREASURY STOCK
                                              -----------------------------      STOCK        -----------------------------
                                                 SHARES          AMOUNT       COMPENSATION        SHARES         AMOUNT
                                              -------------   -------------   -------------   -------------   -------------
Balance, September 1, 1998                       39,885,564   $     119,360   $        (367)     13,325,832   $      (6,828)
  Comprehensive income:
   Net income                                            --              --              --              --              --
   Other comprehensive income:
        Foreign translation
         adjustments                                     --              --              --              --              --

  Comprehensive income
  Restricted stock cancellation                     (30,000)           (255)            145              --              --
  Amortization of restricted
    stock compensation                                   --              --              97              --              --
  Exercise of options                                65,000             248              --              --              --
  Purchases of treasury stock                            --              --              --       3,122,640         (13,697)
                                              -------------   -------------   -------------   -------------   -------------
Balance, August 31, 1999                         39,920,564         119,353            (125)     16,448,472         (20,525)
  Comprehensive income:
   Net income                                            --              --              --              --              --
   Other comprehensive income:
        Foreign translation
         adjustments                                     --              --              --              --              --

  Comprehensive income
  Shares issued in public offering                6,900,000          67,487              --              --              --
  Amortization of restricted
    stock compensation                                   --              --              66              --              --
  Shares issued to acquire PPM                       86,890           2,012              --              --              --
  Shares issued to acquire Stone &
       Webster                                    4,463,546         105,033              --              --              --
  Exercise of options                               580,764           2,255              --              --              --
  Tax benefit on exercise of                             --           2,739              --              --              --
    options
  Purchases of treasury stock                            --              --              --         100,884          (2,392)
  Retirement of treasury stock                     (149,440)           (874)             --        (149,440)            874
                                              -------------   -------------   -------------   -------------   -------------
Balance, August 31, 2000                         51,802,324         298,005             (59)     16,399,916         (22,043)
  Comprehensive income:
   Net income                                            --              --              --              --              --
   Other comprehensive income:
        Foreign translation                              --              --              --              --              --
         adjustments
        Unrealized net gain on hedging
           activities, net of taxes of $72               --              --              --              --              --

        Unrealized net losses on securities
             available for sale, net of tax              --              --              --              --              --
             benefit of $5

  Comprehensive income
  Shares issued in public offering                4,837,338         144,809              --              --              --
  Amortization of restricted
    stock compensation                                   --              --              59              --              --

  Shares issued to acquire SS&S                     170,683           6,274              --              --              --
  Exercise of options                               606,863           3,271              --              --              --
  Tax benefit on exercise of                             --           6,699              --              --              --
    options
  Return of Naptech acquisition
    escrow shares                                        --              --              --           5,000              --
  Retirement of treasury stock                  (16,404,916)        (22,043)             --     (16,404,916)         22,043
                                              -------------   -------------   -------------   -------------   -------------
Balance, August 31, 2001                         41,012,292   $     437,015   $           0   $           0   $           0
                                              =============   =============   =============   =============   =============




                                               ACCUMULATED
                                                  OTHER                         TOTAL
                                              COMPREHENSIVE      RETAINED    SHAREHOLDERS'
                                                 INCOME          EARNINGS       EQUITY
                                              -------------   -------------  -------------
Balance, September 1, 1998                    $        (420)  $      58,950  $     170,695
  Comprehensive income:
   Net income                                            --          18,121         18,121
   Other comprehensive income:
        Foreign translation
          adjustments                                (1,115)             --         (1,115)
                                                                             -------------
                                                                                    17,006
  Comprehensive income
  Restricted stock cancellation                          --              --           (110)
  Amortization of restricted
    stock compensation                                   --              --             97
  Exercise of options                                    --              --            248
  Purchases of treasury stock                            --              --        (13,697)
                                              -------------   -------------  -------------
Balance, August 31, 1999                             (1,535)         77,071        174,239
  Comprehensive income:
   Net income                                            --          29,510         29,510
   Other comprehensive income:
        Foreign translation
          adjustments                                (3,674)             --         (3,674)
                                                                             -------------
                                                                                    25,836
  Comprehensive income
  Shares issued in public offering                       --              --         67,487
  Amortization of restricted
    stock compensation                                   --              --             66
  Shares issued to acquire PPM                           --              --          2,012
  Shares issued to acquire Stone &
       Webster                                           --              --        105,033
  Exercise of options                                    --              --          2,255
  Tax benefit on exercise of                             --              --          2,739
    options
  Purchases of treasury stock                            --              --         (2,392)
  Retirement of treasury stock                           --              --             --
                                              -------------   -------------  -------------
Balance, August 31, 2000                             (5,209)        106,581        377,275
  Comprehensive income:
   Net income                                            --          60,997         60,997
   Other comprehensive income:
        Foreign translation                          (1,099)             --         (1,099)
          adjustments
        Unrealized net gain on hedging
           activities, net of taxes of $72              115              --            115

        Unrealized net losses on securities
             available for sale, net of tax              (7)             --             (7)
             benefit of $5
                                                                             -------------
                                                                                    60,006
  Comprehensive income
  Shares issued in public offering                       --              --        144,809
  Amortization of restricted
    stock compensation                                   --              --             59

  Shares issued to acquire SS&S                          --              --          6,274
  Exercise of options                                    --              --          3,271
  Tax benefit on exercise of                             --              --          6,699
    options
  Return of Naptech acquisition
    escrow shares                                        --              --
  Retirement of treasury stock                           --              --             --
                                              -------------   -------------  -------------
Balance, August 31, 2001                      $      (6,200)  $     167,578  $     598,393
                                              =============   =============  =============



  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                               2001             2000              1999
                                                                           -------------    -------------    -------------
Cash flows from operating activities:
  Net income                                                               $      60,997    $      29,510    $      18,121
  Adjustments to reconcile net income to
    Net cash provided by (used in) operating activities:
     Depreciation and amortization                                                39,740           16,808           13,271
     Provision for deferred income taxes                                          37,724            2,110            3,697
     (Earnings) losses from unconsolidated entities                                  316           (1,194)            (681)
     Foreign currency transaction losses                                              41            1,805              533
     Utilization of gross margin reserve                                         (70,081)          (7,933)              --
     Amortization of deferred debt issue costs                                     5,515            1,004              198
     Accretion of interest on discounted convertible long-term debt                3,787               --               --
     Other                                                                          (335)          (4,700)          (1,792)
  Changes in assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in receivables                                          (24,627)         (51,775)          18,192
     (Increase) decrease in cost and estimated earnings in excess
       of billings on uncompleted contracts                                       12,064          (33,833)          (4,485)
     (Increase) decrease in inventories                                            5,173          (17,941)         (12,243)
     (Increase) in assets held for sale                                           (1,397)            (332)              --
     (Increase) decrease in other current assets                                  12,722           (5,343)            (471)
     (Increase) decrease in prepaid expenses                                        (760)            (787)             564
     (Increase) decrease in other assets                                           3,894             (749)          (1,018)
     (Decrease) in accounts payable                                              (42,437)         (37,886)          (7,688)
     Increase  in deferred revenue-prebilled                                       1,760            2,469            1,763
     Increase (decrease) in accrued liabilities                                  (62,871)          21,445            4,326
     Increase (decrease) in advanced billings and billings in excess
       of cost and estimated earnings on uncompleted contracts                    66,813           21,823           (4,046)
     (Decrease) in accrued contract losses and adjustments                       (29,219)          (5,575)              --
     Increase (decrease) in other long-term liabilities                           (7,414)           1,198               --
                                                                           -------------    -------------    -------------
Net cash provided by (used in) operating activities                               11,405          (69,876)          28,241

Cash flows from investing activities:
     Proceeds from sale of assets                                                120,920            8,715            1,530
     Acquisition, return of funds                                                 22,750               --               --
     Purchase of marketable securities, held to maturity                         (45,630)              --               --
     Purchase of property and equipment                                          (38,121)         (20,619)         (17,967)
     Investment in and advances to unconsolidated
       entities and joint ventures                                                (4,237)          (1,561)          (2,552)
     Purchase of securities available for sale                                    (1,241)              --          (12,500)
     Investment in subsidiaries, net of cash received                               (160)          (2,342)              --
                                                                           -------------    -------------    -------------
Net cash provided by (used in) investing activities                        $      54,281    $     (15,807)   $     (31,489)



                                   (Continued)
  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                             2001            2000            1999
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of debt, net of deferred debt issue costs       $    492,851    $      2,443    $      5,475
  Issuance of common stock                                                    148,080          69,742             248
  Net proceeds (repayments) from revolving credit agreements,
    including payments for deferred debt issue costs                         (235,024)        150,536          22,682
  Repayment of debt and leases                                                (49,247)       (112,555)        (10,690)
  Increase (decrease) in outstanding checks
    in excess of bank balance                                                      --          (6,610)          2,614
  Purchase of treasury stock                                                       --          (2,392)        (13,697)
                                                                         ------------    ------------    ------------
Net cash provided by financing activities                                     356,660         101,164           6,632

Effects of foreign exchange rate changes on cash                                 (810)           (614)           (226)
                                                                         ------------    ------------    ------------
Net increase in cash                                                          421,536          14,867           3,158

Cash and cash equivalents--beginning of year                                   21,768           6,901           3,743
                                                                         ------------    ------------    ------------
Cash and cash equivalents--end of year                                   $    443,304    $     21,768    $      6,901
                                                                         ============    ============    ============

Supplemental disclosures:
Cash payments for:
  Interest (net of capitalized interest)                                 $      5,931    $      9,329    $      8,530
                                                                         ============    ============    ============
  Income taxes                                                           $      2,268    $     11,286    $      5,592
                                                                         ============    ============    ============

Noncash investing and financing activities:
 Payment of liability with securities available for sale                 $      7,000    $         --    $         --
                                                                         ============    ============    ============
 Property and equipment acquired through issuance of debt                $      6,379    $      1,467    $         --
                                                                         ============    ============    ============
 Investment in subsidiaries acquired through
    issuance of common stock                                             $      6,274    $    107,045    $         --
                                                                         ============    ============    ============
 Investment in securities available for sale acquired
    in lieu of interest payment                                          $        843    $      1,406    $      1,330
                                                                         ============    ============    ============
 Sale of property financed through issuance of note receivable           $         --    $      3,960    $      1,400
                                                                         ============    ============    ============


  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in these financial statements.

In order to prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by the Company's management, include (i) contract expenses and profits and application of percentage of completion accounting; (ii) recoverability of inventory and application of lower of cost or market accounting; (iii) provisions for uncollectable receivables and customer claims; (iv) provisions for income taxes and related valuation allowances; (v) recoverability of net goodwill; (vi) recoverability of other intangibles and related amortization; and (vii) accruals for estimated liabilities, including litigation and insurance reserves. Actual results could differ from those estimates.

Nature of Operations

The Company is a vertically-integrated provider of comprehensive engineering, procurement and construction services and complete piping services. The Company operates primarily in the United States, the Asia/Pacific Rim, Europe, South America and the Middle East for customers in the power generation, process (including petrochemical, chemical and refining) and other industries as well as the environmental and infrastructure sector. The Company's services and products include consulting, project design, engineering and procurement, piping system fabrication, industrial construction and maintenance, manufacture and distribution of specialty pipe fittings and design and fabrication of pipe support systems. The Company's operations are conducted primarily through wholly-owned subsidiaries and joint ventures.

Cash and Cash Equivalents

Highly liquid investments are classified as cash equivalents if they mature within three months of the purchase date. At August 31, 2000, the Company included in cash and cash equivalents approximately $1,300,000 which resulted from industrial development bond financing. The Company was required to invest these funds, which were released in fiscal 2001 in AAA rated, short-term marketable securities until used for other capital improvements.

Accounts Receivable and Credit Risk

The Company's principal customers are major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers. Work is performed under contract and the Company believes that in most cases its credit risk is minimal. The Company grants short-term credit to its customers.

At August 31, 2001, the Company had an outstanding receivable from one customer totaling approximately 33% of total accounts receivable. Approximately 95% of that outstanding receivable balance represented billings in excess of costs.

Allowance for Uncollectable Receivables and Contract Adjustments

The allowance for uncollectable receivables and contract adjustments was approximately $12,650,000 and $5,850,000 at August 31, 2001 and 2000. The
Company estimates the amount of uncollectable receivables based on historical experience and management's understanding of the financial condition of its customers. Contract adjustment allowances represent management's estimates of the net amounts to be realized with respect to matters disputed or questioned by customers. Increases to the allowance for the year ended August 31, 2001 were approximately $10,600,000 and total reductions were approximately $3,800,000. The net increase to this allowance was approximately $100,000 in fiscal 2000. The Company increases or reduces sales for contract adjustments.

At August 31, 2001 and 2000, accounts receivable included approximately $14,200,000 and $17,900,000, respectively, of receivables and claims, recorded at net realizable value, due under contracts which are subject to contract renegotiations or legal proceedings. At August 31, 2001, contracts with 16 customers made up the $14,200,000 balance discussed above. Management believes that the ultimate resolution of these disputes will not have a significant impact on future results of operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") or weighted-average cost methods.

Property and Equipment

Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the accumulated depreciation thereon, are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

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
         Machinery and equipment                                                   3-18 Years
         Buildings and improvements                                                8-40 Years

During the year ended August 31, 2001, interest costs of approximately $363,000 were capitalized.

Income Taxes

The Company provides for deferred taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates.

Revenues

For project management, engineering, procurement, and construction services, the Company recognizes revenues under the percentage of completion method measured primarily on contract costs incurred to date, excluding the costs of any purchased but uninstalled materials, compared with total estimated contract costs. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in revenues when their realization is reasonably assured.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. The Company's practice has been to amortize goodwill and most other intangibles over a twenty-year period on a straight line basis. However, effective fiscal 2002, the Company will cease to amortize goodwill pursuant to SFAS No. 142 issued in July 2001 (see New Accounting Standards below).

The Company also has recorded in other assets intangible assets with respect to various licenses, patents, technology and related processes pertaining to the design and construction of ethelyne plants (see Note 3 of Notes to Consolidated Financial Statements) which are being amortized over a fifteen-year period on a straight-line basis.

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

Through August 31, 2001, the Company has historically conducted impairment reviews of its goodwill and other intangibles, however, to date the Company has not identified any impairment losses. The review of goodwill assessed the recoverability of the unamortized balance based on expected future profitability, undiscounted future cash flows of the acquisitions and their contribution to the overall operation of the Company. An impairment loss would have been recognized for the amount identified in the review by which the goodwill balance exceeded the recoverable goodwill balance. Subsequent to August 31, 2001, the Company will perform impairment reviews in accordance with SFAS No. 142 (see New Accounting Standards below).

Financial Instruments, Forward Contracts - Non-Trading Activities

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's foreign subsidiaries conduct their operations in their local currency. Accordingly, there are situations when the Company believes it is appropriate to use off-balance sheet financial hedging instruments (generally foreign currency forward contracts) to manage foreign currency risks when it enters into a transaction denominated in a currency other than its local currency.

Prior to September 1, 2000, at the inception of a hedging contract, the Company designated a contract as a hedge if there was a direct relationship to the price risk associated with the Company's future sales and purchases. Recognition of the gains and losses on the early termination or maturity of forward contracts designated as hedges were deferred until the period the hedged transaction was recorded. However, gains or losses on the hedge transaction were recognized when the direct relationship between the hedge and the Company's price risk ceased to exist. Future changes in the fair value of the forward contracts were then recognized as gains or losses in revenues or expenses in the period of change.

Effective September 1, 2000, the Company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company designates each derivative contract as one of the following on the day the contract is executed: (a) hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (c) hedge of a net investment in a foreign operation (net investment hedge). Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if so, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. Upon initial application of SFAS No. 133, the Company recorded the fair value of the existing hedge contracts on the balance sheet and a corresponding unrecognized loss of $23,000 as a cumulative effect adjustment of accumulated other comprehensive income, which was transferred to earnings during fiscal 2001. The Company's hedging activities during fiscal 2001 were not material.

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

Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130 - "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners.

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollar and Dutch guilder. The Company's statement of comprehensive income is included in the Consolidated Statements of Shareholders' Equity.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year's presentation.

Stock Based Compensation

Stock based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. It is the Company's general practice to issue stock options at the market value of the underlying stock; and therefore, no compensation expense is recorded for these stock options.

New Accounting Standards

In early 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP") which became effective for fiscal years beginning after December 15, 1998. The SOP requires that costs of start-up activities and organization costs be expensed as incurred and that upon adoption of the SOP that any previously unamortized costs be written off and reported as a cumulative effect of a change in accounting principle. Accordingly, the Company wrote off deferred organizational costs of approximately $320,000, net of taxes, at the start of fiscal 2000 (September 1999).

In July 2001, the Financial Accounting Standards Board (FASB) issued two new accounting standards SFAS No. 141 -"Business Combinations," and SFAS No. 142 -"Goodwill and Other Intangible Assets." The new standards have significantly changed prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and, that impairment tests should be performed at least annually thereafter, with interim testing required if circumstances warrant. The standards must be implemented for fiscal years beginning after December 31, 2001, but early adoption is permitted. The Company has decided to adopt the new standards for its fiscal year beginning September 1, 2001. Accordingly, the Company will cease to amortize goodwill in fiscal 2002. Goodwill amortization was approximately $18,859,000, $3,099,000 and $1,846,000 for the years ended August 31, 2001, 2000 and 1999, respectively. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill balances will be impaired under the new standards however, no assurances can be given. The initial transition evaluation is required to be and will be completed by February 28, 2002 which is within the six month transition period allowed by the new standard upon adoption.

The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

NOTE 2--CAPITAL STOCK TRANSACTIONS

In September 2001, the Company announced that its Board of Directors had authorized the Company to repurchase shares of its Common Stock, depending on market conditions, up to a limit of $100,000,000. As of October 5, 2001 the Company had purchased 203,000 shares at a cost of approximately $5,900,000 under this program.

On July 31, 2001, the Company issued a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's Common Stock (see Note 10 of Notes to Consolidated Financial Statements).

Effective May 1, 2001, the Company issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The debt is senior unsecured obligations of the Company and is convertible into the Company's Common Stock at a fixed ratio of 8.2988 per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued original issue discount.

In January 2001, the Company's shareholders approved increases in (i) the number of the Company's authorized Common Stock from 50,000,000 shares to 200,000,000 shares and (ii) the number of shares of the Company's authorized no par value preferred stock from 5,000,000 shares to 20,000,000 shares.

The Company effected a two-for-one stock split of its Common Stock on December 15, 2000. Unless otherwise indicated, all references to the number of shares and to per-share information in the financial statements and related notes have been adjusted to reflect this stock split on a retroactive basis.

In October 2000, the Company completed the sale of 4,837,338 shares (including 1,200,000 shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price of $31.75 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other offering expenses, totaled approximately $144,800,000 and were used to pay amounts outstanding under the Company's primary revolving line of credit facility. The Company's primary revolving line of credit facility has been used to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the Stone & Webster Incorporated ("Stone & Webster") acquisition (see Note 3 of Notes to Consolidated Financial Statements).

In September 2000, the Company retired 16,404,916 shares of treasury stock recorded at $22,043,000.

In November 1999, the Company sold 6,900,000 shares (including over-allotments) of its common stock, no par value (the "Common Stock"), in an underwritten public offering at a price of $10.50 per share, less underwriting discounts and commissions. The net proceeds to the Company, less underwriting discounts and commissions and other expenses of the offering, totaled approximately $67,500,000 and were used to pay down amounts outstanding under the Company's primary revolving line of credit facility and certain other long-term debt.

NOTE 3--ACQUISITIONS

Acquisitions completed by the Company and discussed below have been accounted for under the purchase method of accounting. Under the purchase method, the cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are included in the Company's operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, that may arise from these acquisitions may materially impact the Company's future consolidated financial position or results of operations.

In connection with potential acquisitions the Company incurs and capitalizes certain transaction costs, which include legal, accounting, consulting and other direct costs. When an acquisition is completed these costs are capitalized as part of the acquisition price. The Company routinely evaluates capitalized transaction costs and expenses those costs related to acquisitions that are not likely to occur. Indirect acquisition costs, such as salaries, corporate overhead and other corporate services are expensed as incurred.

The operating results of the acquisitions accounted for as a purchase are included in the Company's consolidated financial statements from the applicable date of the transaction.

Stone & Webster Acquisition

On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster, a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. The Company funded this acquisition with $14,850,000 in cash (net of $22,750,000 of funds returned from escrow) and 4,463,546 shares of Common Stock (valued at approximately $105,000,000 at closing). The Company also assumed approximately $740,000,000 of liabilities. The Company incurred approximately $12,000,000 of acquisition costs. The purchase price was subject to various adjustments, and the final allocation is discussed below. Any future adjustments will be reflected in operating results.

The excess of the initial aggregate purchase price over the estimated fair market value of net tangible assets acquired was approximately $300,000,000. During the allocation period following the acquisition, changes in the initial estimated purchase price allocation were appropriately adjusted through goodwill. The more significant changes in estimates are discussed below. The final allocation of cost resulted in an excess of the aggregate adjusted purchase price over the estimated fair market value of net tangible assets acquired of approximately $381,000,000 (recorded as patents, licenses, other tangibles and goodwill). The following reflects the final allocation of the purchase price to the acquired assets and liabilities (in thousands):

Accounts receivable                                                                               $150,720
Cost and estimated earnings in excess of billings on uncompleted contracts                          37,406
Inventories                                                                                         11,480
Assets held for sale                                                                               112,652
Patents, licenses and other intangible assets                                                       28,600
Property and equipment                                                                              19,606
Deferred income taxes                                                                               87,451
Other assets                                                                                        28,935
Goodwill                                                                                           352,557
Accounts payable and accrued liabilities                                                          (326,456)
Billings in excess of cost and estimated earnings on uncompleted contracts                        (143,612)
Accrued contract losses and adjustments                                                           (163,515)
Debt and bank loans                                                                                (92,497)
Other liabilities                                                                                  (13,498)
                                                                                                   -------
   Purchase price (net of cash received of $42,194)                                                $89,829
                                                                                                   =======

For the year ended August 31, 2001 and 2000, goodwill amortization was approximately $16,800,000 and $1,800,000, respectively, and was amortized on a straight line basis based on a 20 year estimated life. See Note 1 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142 - "Goodwill and Other Intangibles" for the year ending August 31, 2002.

The acquisition was concluded as part of a proceeding under Chapter 11 of the U.
S. Bankruptcy Code for Stone & Webster, Inc. In December 2000, the parties entered into an amendment to the initial acquisition agreement that: (i) returned approximately $22,750,000 to the Company from escrow, (ii) waived the purchase price adjustment provision of the agreement, (iii) excluded four completed contracts from the transaction, and (iv) required the Company to assume three previously excluded items. This amendment was approved by the bankruptcy court and decreased the Company's purchase price and goodwill.

The Company believes that, pursuant to the terms of the acquisition agreement, it assumed only certain specified liabilities. The Company believes that liabilities excluded from this acquisition include liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the excluded items). The Company, however, cannot provide assurance that it has no exposure with respect to the excluded items because, among other things, the bankruptcy court has not finalized its validation of claims filed with the court. The final amount of assumed liabilities may change as a result of the validation of claims process; however, the Company believes, based on its review of claims filed, that any such adjustment to the assumed liabilities will not be material.

The Company acquired a large number of contracts with either inherent losses or lower than market rate margins primarily because Stone & Webster's previous financial difficulties had negatively affected the negotiation and execution of the contracts. These contracts were adjusted to their estimated fair value at acquisition date (July 14, 2000) and a liability (gross margin reserve) of $121,815,000 was established, including adjustments of $38,118,000 recorded during the one-year allocation period. The adjustment during the allocation period resulted from a more accurate determination of the actual contract status at acquisition date. The amount of the accrued future cash losses on assumed contracts with inherent losses (contract loss reserve) was estimated to be approximately $41,700,000 (including adjustments totaling approximately $5,400,000 recorded during the allocation period), and a liability of such amount was established. Both reserves are reduced as work is performed on the contracts and such reduction in the reserves results in a reduction in cost of sales and a corresponding increase in gross profit. Goodwill and deferred tax assets for the Stone & Webster acquisition were adjusted by $43,518,000 due to the revisions to the original reserve estimates identified during the allocation period. These reserves and adjustments during the allocation period, as well as the decreases in the cost of sales for the periods indicated, are as follows (in thousands):

                                    JULY 14,                                        AUGUST 31,
                                     2000           RESERVE      COST OF SALES        2000
Year ended August 31, 2000          BALANCE         INCREASE      (DECREASE)         BALANCE
--------------------------       -------------   -------------   -------------    -------------
Gross margin reserves            $      83,697   $          --   $      (7,933)   $      75,764
Contract loss reserves                  36,300              --          (5,575)          30,725
                                 -------------   -------------   -------------    -------------
Total                            $     119,997   $          --   $     (13,508)   $     106,489
                                 =============   =============   =============    =============



                                  SEPTEMBER 1,                                      AUGUST 31,
                                    2000           RESERVE       COST OF SALES        2001
Year ended August 31, 2001         BALANCE         INCREASE       (DECREASE)         BALANCE
--------------------------       -------------   -------------   -------------    -------------
Gross margin reserves            $      75,764   $      38,118   $     (70,081)   $      43,801
Contract loss reserves                  30,725           5,400         (29,219)           6,906
                                 -------------   -------------   -------------    -------------
Total                            $     106,489   $      43,518   $     (99,300)   $      50,707
                                 =============   =============   =============    =============

The Company acquired several contracts under which Stone & Webster was contractually obligated to pay liquidated damages or for which the scheduled project completion date was beyond the contract completion date agreed to with the customer, which would require the Company to pay liquidated damages upon completion of the project. In addition, several acquired contracts contain warranty provisions requiring achievement of acceptance and performance testing levels or payment of filed liens or claims on the project. The Company recorded reserves of approximately $42,000,000 at acquisition date related to these contracts. No payments have been made on these amounts as the contracts are still in progress. Payments are anticipated upon completion of the contract or during the warranty periods. The ultimate amount of these payments may vary depending upon the actual completion date compared to the current scheduled completion date, the amount needed to resolve the performance requirements, and final negotiations with the customers or lien holders. To the extent the final settlement or payment amount is different than the reserve established, the difference will be reflected in results of operations in the period the difference is known.

Property and equipment acquired in the Stone & Webster acquisition included software and other assets that required a reassessment of their fair value. During the one-year allocation period, this assessment was completed and the purchase price allocated to property and equipment was reduced from Stone & Webster's net book value of $48,779,000 to $19,606,000. A corresponding adjustment was made that increased goodwill by $29,173,000.

The Company also acquired various licenses, patents, technology and related processes pertaining to the design and construction of ethelyne plants. The Company assigned an estimated value of $50,000,000 in its preliminary allocation as of the date of acquisition pending completion of an appraisal of these assets. During the allocation period the appraisal was completed which valued these assets at $28,600,000 based on estimates of the discounted cash flows to be generated from the existing acquired technology. An adjustment has been made to increase goodwill by $21,400,000, representing the difference between the original estimated value of the technology at the time of the Stone & Webster acquisition and the above appraised value. The estimated useful lives of these intangible assets are 15 years.

The Company also assumed certain liabilities pursuant to severance and change in control agreements for certain former Stone & Webster executives, and the Company recorded an acquisition liability of approximately $22,400,000 for amounts due to executives who were not retained. During the year ended August 31, 2001, the Company settled all of the Stone & Webster executive severance liabilities and reduced this reserve by approximately $5,000,000. Goodwill and deferred taxes were adjusted to reflect the difference between the Company's initial estimated liability for executive severance payments and its final payment requirements.

Included in this acquisition was a cold storage and frozen food handling operation which Stone & Webster had previously reported as a discontinued operation. The Company classified the operation as assets held for sale until the Company sold all of these assets (other than cash) for $69,364,000 (net of various purchase price adjustments) in December 2000. Losses, net of taxes, of approximately $1,397,000 and $332,000 from this operation's results, which includes allocated interest expense of approximately $2,387,000 and $1,000,000, have been excluded from the Company's Statements of Income for the years ended August 31, 2001 and 2000, respectively. These losses were included in the Company's allocation of purchase price to the acquired assets and liabilities. In connection with the sale of these assets, the Company also acquired an approximate 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000, which is accounted for under the cost method. Additionally, in December 2000, the Company completed the sale of an office building located in Houston, Texas which was acquired in the Stone & Webster acquisition and realized net proceeds of approximately $21,100,000 after paying off the mortgage of approximately $19,700,000. The proceeds from these asset disposals were used to pay down the Company's primary credit facility.

The following summarized unaudited proforma income statement data reflects the impact the Stone & Webster acquisition would have had on fiscal 2000, had the acquisition taken place at the beginning of the fiscal year (in thousands, except per share data):

                                                                           UNAUDITED PROFORMA RESULTS FOR
                                                                           THE YEAR ENDED AUGUST 31, 2000
                                                                           ------------------------------
         Gross revenue                                                            $    1,643,000
                                                                                  ===============
         Loss from continuing operations                                          $      (10,000)
                                                                                  ===============
         Basic earnings from continuing operations per common share               $        (0.61)
                                                                                  ===============
         Diluted earnings from continuing operations per common share             $        (0.61)
                                                                                  ===============

The unaudited proforma results for the year ended August 31, 2000 has been prepared for comparative purposes only and does not purport to be indicative of the amounts which actually would have resulted had the acquisition occurred on September 1, 1999, or which may result in the future.

Other Acquisitions

In March 2001, the Company acquired the assets and certain liabilities of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. (collectively "SS&S"). As of August 31, 2001, the Company had issued 170,683 shares (including purchase price protection reduced by purchase price adjustment settlements) of its Common Stock (valued at approximately $6,300,000) as consideration for the transaction and 13,800 of the issued shares were escrowed to secure certain indemnities provided by the seller. The Company also incurred approximately $160,000 of acquisition costs. This acquisition was accounted for under the purchase method of accounting and approximately $4,300,000 of goodwill was recorded. For the year ended August 31, 2001, goodwill for this acquisition was amortized on a straight line basis based on a 20 year estimated life. See Note 1 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142 - "Goodwill and Other Intangibles" on September 1, 2001. SS&S's primary business is structural steel, vessel, and tank fabrication.

On July 12, 2000, the Company completed the acquisition of certain assets and assumption of liabilities of PPM Contractors, Inc. ("PPM"). Total consideration paid was 86,890 shares of the Company's Common Stock valued at $2,012,000 and the assumption of certain liabilities. Acquisition costs were not material. The purchase method was used to account for the acquisition and goodwill of approximately $2,100,000 was recorded. For the years ended August 31, 2001 and 2000, goodwill for this acquisition was amortized on a straight line basis based on a 20 year estimated life. See Note 1 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142
- "Goodwill and Other Intangibles" on September 1, 2001. PPM's primary business is providing sandblasting and painting services to industrial customers.

The proforma effects of these other acquisitions as though they had occurred as of the beginning of the immediate proceeding fiscal year is not material to the operations of the Company.


NOTE 4--INVENTORIES

The major components of inventories consist of the following (in thousands):

                                                                        AUGUST 31,
                                   -------------------------------------------------------------------------------------
                                                     2001                                        2000
                                   -----------------------------------------   -----------------------------------------
                                     Weighted                                    Weighted
                                     Average         FIFO         TOTAL          Average         FIFO         TOTAL
                                   ------------- ------------- -------------   ------------- ------------- -------------
         Finished Goods            $      33,126 $          -- $      33,126   $      36,158 $          -- $      36,158
         Raw Materials                     2,380        46,511        48,891           2,270        45,175        47,445
         Work In Process                     948         8,190         9,138           1,626        11,054        12,680
                                   ------------- ------------- -------------   ------------- ------------- -------------
                                   $      36,454 $      54,701 $      91,155   $      40,054 $      56,229 $      96,283
                                   ============= ============= =============   ============= ============= =============

NOTE 5--INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company owns 49% of Shaw-Nass Middle East, W.L.L, a joint venture in Bahrain ("Shaw-Nass") which is accounted for on the equity basis. During the years ended August 31, 2001, 2000, and 1999, the Company recognized earnings of $250,000, $1,194,000, and $681,000, respectively, from Shaw-Nass. No distributions have been made through August 31, 2001 by Shaw-Nass. At August 31, 2001, undistributed earnings of Shaw-Nass included in the consolidated retained earnings of the Company amounted to approximately $2,419,000. As of August 31, 2001 and 2000, the Company's investment in Shaw Nass was approximately $6,090,000 and $5,840,000, respectively and the Company had outstanding receivables from Shaw-Nass totaling $6,178,000 and $5,871,000, respectively. These receivables relate primarily to inventory and equipment sold and net advances and are recorded as long-term advances to Shaw-Nass. The Company did not make any equity contributions during the fiscal years ended August 31, 2001 and 2000.

During the years ended August 31, 2001, 2000 and 1999, revenues of $230,000, $19,000, and $1,188,000, were recognized on sales of products from the Company to Shaw-Nass. The Company's 49% share of profit on these sales was eliminated.

In fiscal 2001, the Company and Entergy Corporation ("Entergy") formed EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and equally-managed company. EntergyShaw's initial focus is the construction of power plants in North America and Europe for Entergy's wholesale operations. The Company believes that EntergyShaw, subject to the approval of its joint-management committee, will manage the construction of most of these power plants. Additionally, under the terms of the arrangement, the Company will offer EntergyShaw a right of first refusal to contract for bundled engineering, procurement, and construction ("EPC") services. This right of first refusal does not apply to project inquiries related to services other than fully bundled EPC projects. In any event, the Company expects to provide EPC services and pipe fabrication for substantially all of EntergyShaw's power generation projects.

During the year ended August 31, 2001, the Company made an initial investment in EntergyShaw of $2,000,000. The Company has recognized losses of $566,000 (net of a tax benefit of $354,000) from EntergyShaw during the year ended August 31, 2001. During fiscal 2001, the Company had sales to EntergyShaw of approximately $17,080,000. In addition, as of August 31, 2001, the Company's investment in EntergyShaw was $1,080,000 and it had outstanding trade accounts receivable from EntergyShaw totaling approximately $4,848,000. Other than its initial $2,000,000 investment, the Company has no further capital contribution commitments to EntergyShaw.

In connection with the December 2000 sale of a cold storage and frozen food handling operation that was included in the Stone & Webster acquisition, the Company acquired an approximate 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000. Since this equity interest is less than 20% and the Company does not exert any significant influence over the management of the operations, the Company will not recognize any income from this operation other than cash distributions. No such distributions have been made since its acquisition.

As is common in the engineering, procurement and construction industries, the Company executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments are included on the accompanying consolidated balance sheet as of August 31, 2001 and 2000 are $10,966,000 and $8,650,000, respectively, which generally represents the Company's cash contributions and earnings from these investments.

NOTE 6--INVESTMENT IN SECURITIES AVAILABLE FOR SALE

In December 1998, the Company participated in a customer's project financing by acquiring $12,500,000 of 15% Senior Secured Notes due December 1, 2003 (the "15% Notes"), and preferred stock related thereto issued by the customer for the face value of the notes. The 15% Notes were originally secured by a first priority security interest in certain assets of the customer's Norco, Louisiana refinery where the Company provided construction services.

In November 1999, the Company exchanged its 15% Notes for (i) $14,294,535 (representing the principal and accrued interest on the Company's 15% Notes) of 10% Senior Secured Notes due November 15, 2004 (the "New Notes"), and (ii) shares of the customer's Class A Convertible Preferred Stock. This exchange was made pursuant to an offer initiated by the customer to all holders of the 15% Notes (aggregating approximately $254,000,000 in principal and interest). The 10% interest rate on the New Notes will increase to 14% on November 16, 2003 until maturity. Through November 15, 2003, the Company expects to receive additional New Notes in lieu of interest payments. The New Notes have little market liquidity.

The Company participated in the New Notes exchange offer because, upon receipt of the requisite approval by the holders of the 15% Notes, the collateral securing the 15% Notes would be released. All holders of the 15% Notes participated in the New Notes exchange offer.

Prior to the exchange offer, the Company's customer issued additional common stock, raising $50,000,000 in additional equity, and obtained additional secured indebtedness of approximately $150,000,000, which ranked senior to both the 15% Notes and the New Notes. As such, the security interest in the refinery assets securing the New Notes is subordinate to the security interest securing such additional indebtedness.

During fiscal 2001, the Company used $7,000,000 of the New Notes to satisfy certain liabilities related to the acquisition of Stone & Webster. The Company has classified the New Notes as available for sale and, therefore, the New Notes are measured at fair value, which the Company believes approximates the face value of the New Notes. The New Notes had an aggregate value of $9,079,000 and $15,236,000 at August 31, 2001 and 2000, respectively. The financing arrangement was related to construction services that were completed prior to the end of the first quarter of fiscal 2001. Accordingly, during the years ended August 31, 2001, 2000 and 1999, interest income of approximately $312,000, $1,406,000 and $1,330,000, respectively, from these securities were included in sales, and imputed interest costs associated with carrying the securities of approximately $381,000, $1,106,000 and $621,000, respectively, were included in cost of sales. The remaining interest income earned during fiscal 2001 from these securities, amounting to $531,000, is included in other income. The interest cost was calculated at the Company's effective borrowing rate, which approximated 9.8% for the three month period ended November 30, 2000, and 7.6% and 7.0% for the twelve months ended August 31, 2000 and 1999, respectively.

In November 1999, the Company also exchanged the related preferred stock for shares of new Class C Convertible Preferred Stock, the amount and value of which are not material.

The Company also had equity securities available for sale aggregating $1,411,000 and $1,125,000 at August 31, 2001 and 2000, respectively. At August 31, 2001, the Company reflected a $12,000 unrealized loss ($7,000, net of related taxes) on certain of these securities as a component of other comprehensive income in stockholders' equity. The unrealized loss relates to a temporary decrease in the value of these securities from their historical cost. The Company also reclassified a loss of $942,000 ($576,000, net of related taxes) to net income during the year ended August 31, 2001, due to an impairment loss on securities acquired in the Stone & Webster acquisition. As of August 31, 2000, no unrealized or realized gains or losses had been recorded on the securities held for sale.

NOTE 7--LONG-TERM DEBT


Long-term debt consisted of (dollars in thousands):                                            AUGUST 31,
                                                                                 ---------------------------------------
                                                                                       2001                  2000
                                                                                 -----------------     -----------------
Convertible Liquid Yield Option (TM) Notes, unsecured, zero coupon, 2.25%               $508,780       $            --
   interest, due May 1, 2021, with early redemption options by the holder

Note payable to a finance company, interest payable monthly at 6.15% and
   7.52%; monthly payments of $311 and $175, through January 2002 and May                  1,530                 1,530
   2001, respectively ; unsecured (annual renewal)

Note payable to a bank; interest payable quarterly at 7.23%; quarterly payments of $52 through April 2005; secured by equipment with an
   approximate net book value of $519 as of August 31, 2001                                  677                   828

Note payable to a former employee relating to a non-competition agreement;
   interest payable monthly at 7.125%; monthly payments of $21 until April
   2004; unsecured;  see Note 16 - Related Party Transactions                                605                   804

Note payable to an insurance company, interest payable at 6.44%; secured by assets held for sale with an approximate net book value of $42,000 at
   August 31, 2000                                                                            --                19,728

Notes payable to a finance company; variable interest rates based on 30-day commercial paper rates plus 190 to 235 basis points ranging from 7.41% to
   8.38% as of August 31, 2000; payable in monthly installments based on amortization over the respective note lives; maturing from 2001 to 2006;
   secured by property and equipment with an approximate net book value of
   $10,645 as of August 31, 2000 and guaranties by the Company and certain
   subsidiaries of the Company                                                                --                 5,816

Note payable to a mortgage company, interest payable monthly at 7.20%; monthly payments of $35 through June 2019 secured by land, buildings and equipment
   with an approximate net book value of $7,251 at August 31, 2000                            --                 4,280

South Carolina Revenue Bonds payable; principal due in 2005; interest paid monthly accruing at a variable rate of 3.60% as of August 31, 2000; secured
   by a $4,000 letter of credit                                                               --                 4,000

Note payable to a bank; interest payable quarterly based upon London Interbank
   Offering Rate ("LIBOR") plus 1.6%; payable in quarterly principal installments of $264 with remaining balance due in June 2003; secured by equipment with an approximate net book value of $8,591 as of August 31, 2000
                                                                                              --                 3,171

Notes payable to former owners of Cojafex in conjunction with an acquisition;
   payable in annual installments of $750 (including interest imputed at
   6.56%) through December 31, 2003; secured by the stock of the acquired                     --                 2,566
   subsidiary

Note payable to a bank; variable interest rate based upon London Interbank
   Offering Rate ("LIBOR") plus 1.4%; payable in quarterly principal installments of $143 through July 2004 plus interest; secured by equipment
   with an approximate net book value of $1,515 as of August 31, 2000                         --                 2,143

                                                                                               AUGUST 31,
                                                                                 ---------------------------------------
                                                                                       2001                  2000
                                                                                 -----------------     -----------------
Notes payable to a bank and finance company; interest rates ranging from 7.82%
   to 9.25%; payable in monthly installments based on amortization over the respective note lives; maturing from 2000 to 2009; secured by property and
   equipment with an approximate net book value of $661 as of August 31, 2000                   --                   730

Other notes payable; interest rates ranging from 0% to 7.0%; payable in monthly installments based on amortization over the respective note lives;
   maturing in 2002 and 2003                                                                   457                   185
                                                                                 -----------------     -----------------

Total debt                                                                                 512,049                45,781
Less:  current maturities                                                                   (2,365)              (26,654)
                                                                                 -----------------     -----------------
Total long-term portion of debt                                                           $509,684               $19,127
                                                                                 =================     =================

Annual maturities of long-term debt during each year ending August 31 are as follows (in thousands):

                                                                                     TOTAL
                                                                                ---------------
          2002                                                                  $         2,365
          2003                                                                              404
          2004                                                                          509,130
          2005                                                                              150
          2006 and thereafter                                                                --
                                                                                ---------------
          Total                                                                 $       512,049
                                                                                ===============


Effective May 1, 2001, the Company issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The debt is senior unsecured obligations of the Company and is convertible into the Company's Common Stock at a fixed ratio of 8.2988 per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain factors as defined in the agreement including but not limited to dividends or distributions payable on Common Stock, but will not be adjusted for accrued original issue discount. The Company realized net proceeds, after expenses, from the issuance of these securities of approximately $490,000,000. The Company used these proceeds to retire outstanding indebtedness and for general corporate purposes, including investment in AAA rated, short-term marketable securities held until maturity and cash equivalents.

The holders of the debt have the right to require the Company to repurchase the debt on the third, fifth, tenth, and fifteenth anniversaries at the then accreted value. The debt is reflected in the preceding maturity table as maturing at the first repurchase date. The Company has the right to fund such repurchases with shares of its Common Stock, cash, or a combination of Common Stock, at the current market value, and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the accreted value, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the accreted value, through cash payments, at any time after May 1, 2006.

The estimated fair value of long-term debt as of August 31, 2001 and 2000 was approximately $422,000,000 and $46,700,000, respectively. The fair value of the convertible debt as of August 31, 2001 was based on recent sales of such debt as of August 31, 2001. The fair value of the Company's other long-term debt at August 31, 2001 and August 31, 2000 were based on borrowing rates currently available to the Company for notes with similar terms and average maturities.

During fiscal 2001 and 2000, the Company recognized, as interest expense, $5,808,000 and $411,000, respectively, of costs associated with the amortization of financing fees which were incurred with respect to initiation of the Company's LYONs and Credit Facility. The LYONs costs are being amortized to the first repurchase date of the debt. As of August 31, 2001 and 2000, unamortized deferred financing fees of the Company's LYONs debt and Credit Facility were approximately $20,923,000 and $10,112,000, respectively.

NOTE 8--REVOLVING LINES OF CREDIT

The Company's primary credit facility is a three year term, $300,000,000 credit facility ("Credit Facility") dated July 2000 that permits both revolving credit loans and letters of credit, which letters of credit cannot exceed $150,000,000. The Company has the option to increase the Credit Facility under existing terms to $400,000,000, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Credit Facility allows the Company to borrow either at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and
(iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants, which include ratios, minimum capital levels, limits on other borrowings and other restrictions. As of August 31, 2001, the Company was in compliance with these covenants or had obtained the necessary waivers, had no outstanding revolving credit loans, and letters of credit of approximately $61,500,000 were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at August 31, 2001 was approximately $238,500,000, which included availability for letters of credit of approximately $88,500,000. At August 31, 2001, the interest rate on this line of credit was either 6.5% (if the prime rate index had been chosen) or 5.26% (if the LIBOR rate index had been chosen).

As of August 31, 2001, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16,200,000. These subsidiaries had outstanding borrowings under these lines of approximately $3,900,000 at a weighted average interest rate of 6.0% at August 31, 2001.

NOTE 9--INCOME TAXES

The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                                                               AUGUST 31,
                                                                                   -----------------------------------
                                                                                         2001               2000
                                                                                   ---------------     ---------------
         Assets:
            Tax basis of inventory in excess of book basis                         $           125     $          535
            Receivables                                                                      6,442              8,824
            Self-insurance reserves                                                             --                238
            Net operating loss and tax credit carry forwards                                26,853              1,976
            Accrued severance                                                                  205              8,978
            Contract reserves                                                               20,868             40,306
            State tax credits                                                                   --                150
            Other expenses not currently deductible                                          6,613              6,826
            Less:  valuation allowance                                                          --               (670)
                                                                                   ---------------     ---------------
                Total assets                                                                61,106             67,163

         Liabilities:
            Property, plant and equipment                                                   (7,736)            (7,636)
            Employee benefits                                                               (7,266)            (1,767)
                                                                                   ---------------     ---------------
                Total liabilities                                                          (15,002)            (9,403)
                                                                                   ---------------     ---------------
         Net deferred tax assets                                                   $        46,104     $       57,760
                                                                                   ===============     ==============


Income (loss) before provision for income taxes for the years ended August 31 was as follows (in thousands):

                                                                         2001              2000              1999
                                                                    ---------------   ---------------   --------------
         Domestic                                                   $       104,361   $        45,532   $       27,663
         Foreign                                                             (4,467)               16           (1,588)
                                                                    ---------------   ---------------   --------------
         Total                                                      $        99,894   $        45,548   $       26,075
                                                                    ===============   ===============   ==============

The provision for income taxes for the years ended August 31 was as follows (in thousands):

                                                                         2001              2000             1999
                                                                    --------------     -------------    -------------
         Current - federal                                          $           --     $      13,549    $       4,534
         Deferred                                                           36,863             1,805            3,697
         State                                                               1,503             1,005              404
                                                                    --------------     -------------    -------------
         Total                                                      $       38,366     $      16,359    $       8,635
                                                                    ==============     =============    =============

A reconciliation of Federal statutory and effective income tax rates for the years ended August 31 was as follows:

                                                                 2001         2000         1999
                                                               --------     --------     --------
         Statutory rate                                              35%          35%          35%
         State taxes provided                                        (1)           2            1
         Foreign income taxed at different rates                     (3)          (3)          (2)
         Non-deductible goodwill                                      7           --           --
         Other                                                       --            2            1
         State tax credits                                           --           --           (2)
                                                               --------     --------     --------
                                                                     38%          36%          33%
                                                               ========     ========     ========

As of August 31, 2001, for Federal income tax return purposes, the Company had approximately $66,657,000 of U.S. net operating loss carryforwards available to offset future taxable income. The carryforwards expire beginning in 2011 through 2020. As of August 31, 2001, the Company's United Kingdom ("U.K.") operations had net operating loss carryforwards of approximately L.1,066,000 ($1,554,000), which can be used to reduce future taxable income in the U.K. As of August 31, 2001, a benefit of $466,200 had been given to these losses in the accompanying financial statements.

Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $6,296,000 at August 31, 2001. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

NOTE 10--COMMON STOCK

The Company has one class of Common Stock. Each outstanding share of Common Stock, which has been held for four consecutive years without an intervening change in beneficial ownership, entitles its holder to five votes on each matter properly submitted to the Company's shareholders for their vote, waiver, release or other action. Each outstanding share of Common Stock which has been held for less than four consecutive years entitles its holder to only one vote.

On July 31, 2001, the Company distributed a dividend distribution of one Preferred Share Purchase Right (a ""Right") for each outstanding share of the Company's Common Stock outstanding on that date. The Rights, which expire on July 9, 2011, will not prevent a takeover, but are designed to deter coercive or unfair takeover tactics, and are, therefore, intended to enable all Company shareholders to realize the long-term value of their investment in the Company. It is anticipated that the Rights will encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

The Rights, which are governed by a Rights Agreement dated July 9, 2001, between the Company and First Union National Bank, as Rights Agent, should not interfere with a merger or other business combination approved by the Company's Board of Directors.

The Rights are attached to the Company's Common Stock and are exercisable only if a person or group (an "Acquiring Person") either (i) acquires 15% or more of the Company's Common Stock or (ii) commences a tender offer, the consummation of which would result in ownership by the Acquiring Person of 15% or more of the Common Stock. The Board of Directors is authorized to reduce the 15% threshold to not less than 10% of the Common Stock.

In the event the Rights become exercisable, each Right will entitle shareholders (other than the Acquiring Person) to buy one one-hundredth of a share of a new series of junior participating preferred stock ("Preferred Shares") at an exercise price of $170.00 (the "Exercise Price"). The Exercise Price is subject to certain anti-dilution adjustments. Each one one-hundredth of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of Common Stock.

In lieu of Preferred Shares, each Right holder (other than the Acquiring Person) will be entitled to purchase from the Company at the Right's then-current Exercise Price, shares of the Company's Common Stock having a market value of twice such Exercise Price. In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder to purchase at the Right's then-current Exercise Price, a number of the acquiring company's common shares having a market value of twice such Exercise Price, in lieu of acquiring Preferred Shares.

Further, after a group or person becomes an Acquiring Person, but prior to acquisition by such person of 50% or more of the Company's Common Stock, the Board of Directors may exchange all or part of the Rights (other than the Rights held by the Acquiring Person) for shares of Common Stock at an exchange ratio of one share of Common Stock for each Right.

Prior to the acquisition by an Acquiring Person of 15% or more of the Company's Common Stock, the Rights are redeemable for $0.01 per Right at the option of the Board of Directors.

NOTE 11--LEASES

Capital leases - The Company leases furniture and fixtures and transportation equipment under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are amortized using the straight-line method over either the estimated useful lives of the assets or the lease terms, and interest expense is accrued on the basis of the outstanding lease obligations.

Assets acquired under capital leases - net of accumulated amortization are as follows (in thousands):

                                                              AUGUST 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
        Transportation equipment                     $         61    $         61
        Furniture and fixtures                              1,366           1,366
        Machinery and equipment                               127             127
        Construction in progress                            6,251              --
                                                     ------------    ------------
                                                            7,805           1,554
        Less accumulated depreciation                        (744)           (251)
                                                     ------------    ------------
                                                     $      7,061    $      1,303
                                                     ============    ============


The following is a summary of future obligations under capital leases (in thousands).



                                                                                           MINIMUM
        For the year ending August 31:                                                  LEASE PAYMENTS
                                                                                       ----------------
        2002                                                                                     $2,710
        2003                                                                                      2,450
        2004                                                                                      1,005
        2005                                                                                         --
        2006 and thereafter                                                                          --
                                                                                       ----------------
        Total payments                                                                            6,165
        Less:  amount representing interest                                                        (669)
                                                                                       ----------------
          Total debt                                                                              5,496
        Less:  current portion                                                                    2,313
                                                                                       ----------------
        Total long-term portion of debt                                                          $3,183
                                                                                       ================

The Company leases certain offices, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases that were in effect as of August 31, 2001 require the Company to make the following estimated future minimum lease payments:


        For the year ending August 31 (in thousands):
           2002                                                                             $ 27,595
           2003                                                                               30,200
           2004                                                                               28,435
           2005                                                                               25,889
           2006                                                                               23,747
           2007 and thereafter                                                               106,176
                                                                                            --------
        Total future minimum lease payments                                                 $242,042
                                                                                            ========


The Company has included in the table above the estimated lease payments on the Company's new corporate facilities. The final rental amounts, classification as operating or capital lease and certain other terms of the lease are not finalized; therefore, certain adjustments to the rental amounts may be made upon completion of the facilities which is expected to be finalized during the third quarter of fiscal 2002.

The Company enters into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2001 are not included as part of total minimum lease payments. Rent expense for the fiscal years ended August 31, 2001, 2000, and 1999 was $35,579,000, $16,391,000, and $8,297,000, respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

In the normal course of business activities, the Company enters into contractual agreements with customers for certain construction services to be performed based on agreed upon reimbursable costs and labor rates. In some instances, the terms of these contracts provide for the customer's review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in proposed reductions in reimbursable costs and labor rates previously billed to the customer. Additionally, the Company performs work for the U.S. Government that is subject to continuing financial and operating reviews by governmental agencies. The Company does not believe that any such reviews will result in a material change to the Company's financial position or results of operations.

The Company is self-insured for workers' compensation claims for individual claims up to $250,000 and maintains insurance coverage for the excess. The Company has accrued a liability for its estimated workers' compensation claims totaling approximately $1,200,000 and $1,040,000 at August 31, 2001 and 2000, respectively. Additionally, the Company self-insures its employee health coverage up to certain annual individual and plan limits and maintains insurance coverage for the excess. The Company has accrued a liability of $3,982,000 and $1,381,000 at August 31, 2001 and 2000, respectively, for outstanding and incurred, but not reported, health claims.

In the normal course of its business, the Company becomes involved in various litigation matters including, claims by third parties for alleged property damages, personal injuries, and other matters. The Company has estimated it's potential exposure, net of insurance coverage, and has recorded reserves in its financial statements as appropriate. The Company does not anticipate that the differences between its estimated outcome of these claims and future actual settlements could have a material effect on the Company's financial position or results of operations. See Note 3 of Notes to Consolidated Financial Statements with respect to certain contingencies relating to the Stone & Webster acquisition.

NOTE 13--BUSINESS SEGMENTS, OPERATIONS BY GEOGRAPHIC REGION AND MAJOR CUSTOMERS

Business Segments

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of August 31, 1999. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has aggregated its business activities into two operating segments: the integrated EPC services segment and the manufacturing and distribution segment.

The integrated EPC services segment is a vertically integrated provider of piping systems and comprehensive engineering, procurement, and construction services to the power generation, process, and environmental and infrastructure industries. These services include piping systems fabrication, engineering and design, construction, procurement and maintenance, and consulting.

The manufacturing and distribution segment manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. These fittings include elbows, tees, reducers and stub ends. The Company has one manufacturing facility that provides products for the Company's pipe services operations, as well as to third parties. The Company also has several distribution centers in the United States, which distribute its products primarily to third parties.

Business Segment Data

The following table presents information about segment profit and assets (in thousands):

                                                          INTEGRATED        MANUFACTURING
                                                         EPC SERVICES     AND DISTRIBUTION      CORPORATE         TOTAL
                                                        ---------------- -------------------- --------------- --------------
FISCAL 2001
Sales to external customers                              $   1,462,876   $        76,056      $          --   $   1,538,932
Intersegment sales                                               2,139            18,259                 --          20,398
Corporate overhead allocations                                  26,681             4,399            (31,080)             --
Interest income                                                  1,758                --              6,988           8,746
Interest expense                                                    --                --             15,680          15,680
Depreciation and amortization                                   34,754             2,183              2,803          39,740
Earnings from unconsolidated entity                                250                --               (566)           (316)
Income tax expense                                              40,081             2,947             (4,662)         38,366
Net income                                                      64,117             5,687             (8,807)         60,997
Total assets                                                 1,094,962            55,149            551,743       1,701,854
Investment in and advances to unconsolidated entities           12,268                --              1,080          13,348
Purchases of property and equipment                              9,882               934             27,305          38,121
Other increases in long-lived assets, net                          517                --             15,064          15,581

FISCAL 2000
Sales to external customers                              $     701,700   $        60,955      $          --   $     762,655
Intersegment sales                                                  23            15,343                 --          15,366
Corporate overhead allocations                                  20,360             4,244            (24,604)             --
Interest income                                                    185                --                497             682
Interest expense                                                   203                --              7,800           8,003
Depreciation and amortization                                   13,354             2,192              1,262          16,808
Earnings from unconsolidated entity                              1,194                --                 --           1,194
Income tax expense                                              12,733             1,230              2,396          16,359
Net income                                                      22,760             2,361              4,389          29,510
Total assets                                                 1,209,792            64,612             60,679       1,335,083
Investment in and advances to unconsolidated entities           11,711                --                 --          11,711
Purchases of property and equipment                             11,383               737              8,499          20,619
Other increases in long-lived assets, net                           --               288             10,950          11,238

FISCAL 1999
Sales to external customers                              $     446,708   $        47,306      $          --   $     494,014
Intersegment sales                                                  --            19,914                566          20,480
Corporate overhead allocations                                   9,214             1,586            (10,800)             --
Interest income                                                    234                 4                227             465
Interest expense                                                 3,906             1,323              3,420           8,649
Depreciation and amortization                                   10,431             2,028                812          13,271
Earnings from unconsolidated entity                                681                --                 --             681
Income tax expense                                              10,196               (64)            (1,497)          8,635
Net income                                                      20,449              (165)            (2,163)         18,121
Total assets                                                   319,904            54,833             32,325         407,062
Investment in and advances to unconsolidated entities            8,956                --                 --           8,956
Purchases of property and equipment                              9,441               869              7,657          17,967
Other increases in long-lived assets, net                           66                --                 48             114

Operations by Geographic Region

The following tables present geographic sales and long-lived assets (in thousands):

                                                                     FOR THE YEARS ENDED AUGUST 31,
                                                        ------------------------------------------------------
                                                               2001               2000               1999
                                                        ----------------    -----------------    -------------
Sales:
  United States                                          $    1,285,412   $      591,812       $      365,942
  China                                                          41,767           11,436               30,795
  Other Asia/Pacific Rim countries                               75,368           39,546               10,257
  United Kingdom                                                 71,598           63,886               49,822
  Other European countries                                       14,799            1,288                  160
  South America                                                  23,071           29,788               18,736
  Middle East                                                     3,039            4,382               10,181
  Other                                                          23,878           20,517                8,121
                                                        ----------------  -------------------  ---------------
                                                         $    1,538,932   $      762,655       $      494,014
                                                        ================  ===================  ===============



                                                                              AUGUST 31,
                                                        ------------------------------------------------------
                                                              2001                2000               1999
                                                        ----------------    -----------------  ---------------
Long-lived assets:
  United States                                         $      528,723    $      469,163       $      111,716
  United Kingdom                                                33,791            38,778               12,639
  Other foreign countries                                       32,809            25,946               21,117
                                                        ----------------    -----------------  ---------------
                                                        $      595,323    $      533,887       $      145,472
                                                        ================  ===================  ===============

Sales are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, such as deferred income taxes and securities available for sale.

Information about Major Customers

The Company's customers are principally major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers. For the year ended August 31, 2001, sales to U.S. Government agencies or corporations owned by the U.S government totaled approximately $183,000,000, or 12% of sales. For the year ended August 31, 2000, sales to a customer were $85,000,000, or 11% of sales. Additionally, for the years ended August 31, 2000 and 1999, sales to a different customer amounted to $83,400,000 (11% of sales) and $67,700,000 (14% of sales), respectively.

Export Sales

For the years ended August 31, 2001, 2000, and 1999, the Company has included as part of its international sales approximately $167,000,000, $49,000,000, and $58,000,000, respectively, of exports from its domestic facilities.

NOTE 14--EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                                  FOR THE YEARS ENDED AUGUST 31,
                                                          -----------------------------------------------
                                                              2001             2000              1999
                                                          -------------    -------------    -------------
BASIC AND DILUTIVE:
Income available to common shareholders before
  extraordinary item and cumulative effect of
  change in accounting principle                          $      61,212    $      30,383    $      18,121
Extraordinary item, net of taxes                                   (215)            (553)              --
Cumulative effect on prior years of change in
   accounting principle, net of taxes                                --             (320)              --
                                                          -------------    -------------    -------------
Net income for basic and diluted computation              $      60,997    $      29,510    $      18,121
                                                          =============    =============    =============

Weighted average common shares (basic)                           40,127           29,636           23,869
                                                          =============    =============    =============

Effect of dilutive securities:
Stock options                                                     1,595            1,002              842
Escrow shares                                                       106              133               --
                                                          -------------    -------------    -------------
Adjusted weighted average common shares and
  assumed conversions (diluted)                                  41,828           30,771           24,711
                                                          =============    =============    =============

Basic earnings per common share
Income before extraordinary item and cumulative
  effect of change in accounting principle                $        1.53    $        1.03    $        0.76
Extraordinary item, net of taxes                                  (0.01)           (0.02)              --
Cumulative effect on prior years of change in
   accounting principle, net of taxes                                --            (0.01)              --
                                                          -------------    -------------    -------------
Net income per common share                               $        1.52    $        1.00    $        0.76
                                                          =============    =============    =============

Diluted earnings per common share
Income before extraordinary item and cumulative
   effect of change in accounting principle               $        1.46    $        0.99    $        0.73
Extraordinary item, net of taxes                                     --            (0.02)              --
Cumulative effect on prior years of change in
   accounting principle, net of taxes                                --            (0.01)              --
                                                          -------------    -------------    -------------
Net income per common share                               $        1.46    $        0.96    $        0.73
                                                          =============    =============    =============


At August 31, 2001, approximately 2,209,000 incremental shares related to convertible debt were excluded from the calculation of diluted income per share because they were antidilutive. Additionally, the Company had approximately 7,500, 12,000, and 53,000 of stock options at August 31, 2001, 2000, and 1999, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive.

NOTE 15--EMPLOYEE BENEFIT PLANS

The Company has a 1993 Employee Stock Option Plan ("1993 Plan") under which both qualified and non-qualified options and restricted stock may be granted. As of August 31, 2001, approximately 3,844,000 shares of Common Stock were authorized for issuance under the 1993 Plan. The 1993 Plan is administered by a committee of the Board of Directors (the "Board"), which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. Generally, the exercise price of any option granted under the 1993 Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years. Both qualified options and non-qualified options have been granted under the 1993 Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares. At August 31, 2000, there were 30,000 shares of restricted stock outstanding. During the fiscal year 2001, the stock restrictions were released or shares were forfeited. At August 31, 2001, there were no restricted shares of stock.

In conjunction with the Stone & Webster acquisition (see Note 3 of Notes to Consolidated Financial Statements), the Company established the Stone & Webster Acquisition Stock Option Plan ("Stone & Webster Plan"). The purpose of this plan was to award options to Company employees who were not officers of the Company, as defined in the plan documents, and who were either (a) employed by the Company as a result of the Stone & Webster acquisition or (b) instrumental to the Stone & Webster acquisition. At August 31, 2001, 1,071,000 shares of Common Stock were authorized for issuance under this plan. The Stone & Webster Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Stone & Webster Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years. Only non-qualified options have been granted under the Stone & Webster Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

During fiscal 2001, the Company established the 2001 Employee Incentive Compensation ("2001 Plan") under which both qualified and non-qualified stock options, stock appreciation rights and restricted stock may be granted. As of August 31, 2001, approximately 2,000,000 shares of Common Stock were authorized for issuance under the 2001 Plan. The 2001 Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the 2001 Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years. Both qualified options and non-qualified options have been granted under the 2001 Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

All options and other grants issued under the Stone & Webster Plan and the 2001 Plan become fully exercisable upon a change in control of the Company.

In fiscal 1997, the Company adopted a Non-Employee Director Stock Option Plan ("Directors' Plan"). Members of the Board who are not or were not an officer or employee of the Company during the one year period preceding the date the director is first elected to the Board are eligible to participate in the Directors' Plan. A committee of two or more members of the Board who are not eligible to receive grants under the Directors' Plan administer this plan. Upon adoption, options to acquire an aggregate of 40,000 shares of Common Stock were issued. These options vested in 25% annual increments beginning one year from the date of award. Additionally, each eligible director is granted an option to acquire 1,500 shares of Common Stock on an annual basis upon his election or re-election to the Board. These options vest one year after the date of award. A total of 150,000 shares of Common Stock have been authorized for issuance under the Directors' Plan.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's fiscal year beginning September 1, 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the APB 25 method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company has elected to continue to account for its stock-based compensation under APB 25. However, proforma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are presented below.

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the proforma amounts below:

                                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                                           -------------------------------------------------------
                                                                                 2001                2000               1999
                                                                           ---------------     ---------------     ---------------
     Net income before extraordinary item and cumulative effect of change in accounting principle (in thousands):

          As reported                                                      $        61,212     $        30,383     $        18,121
                                                                           ===============     ===============     ===============
          Proforma                                                         $        57,396     $        29,491     $        17,398
                                                                           ===============     ===============     ===============

     Basic earnings per share before extraordinary item and cumulative effect of change in accounting principle:

          As reported                                                      $          1.53     $          1.03     $          0.76
                                                                           ===============     ===============     ===============
          Proforma                                                         $          1.43     $          1.00     $          0.73
                                                                           ===============     ===============     ===============

     Diluted earnings per share before extraordinary item and cumulative effect of change in accounting principle:

          As reported                                                      $          1.46     $          0.99     $          0.73
                                                                           ===============     ===============     ===============
          Proforma                                                         $          1.37     $          0.96     $          0.71
                                                                           ===============     ===============     ===============

The proforma effect on net earnings for fiscal 1999 is not representative of the proforma effect on net earnings in future years because it does not take into consideration proforma compensation expense related to grants prior to September 1, 1995.

The following table summarizes the activity in the Company's stock option plans:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                         SHARES          EXERCISE PRICE
                                                     --------------      --------------
     Outstanding at September 1, 1998                       836,492      $        6.733
           Granted                                        2,172,500      $        4.410
           Exercised                                        (65,000)     $        3.827
           Canceled                                        (428,492)     $        8.463
                                                     --------------      --------------
     Outstanding at August 31, 1999                       2,515,500      $        4.527
           Granted                                        2,116,000      $       20.722
           Exercised                                       (580,764)     $        3.884
           Canceled                                         (65,000)     $        4.188
                                                     --------------      --------------
     Outstanding at August 31, 2000                       3,985,736      $       13.198
           Granted                                          115,000      $       36.904
           Exercised                                       (606,863)     $        5.389
           Canceled                                        (282,500)     $       13.186
                                                     --------------      --------------
     Outstanding at August 31, 2001                       3,211,373      $       15.503
                                                     ==============      ==============
     Exercisable at August 31, 2001                         883,373      $       13.648
                                                     ==============      ==============


As of August 31, 2001, 2000, and 1999, the number of shares relating to options exercisable under the stock option plans was 883,373; 450,986; and 525,500; respectively, and the weighted average exercise price of those options was $13.648, $5.703, and $4.662, respectively.

The weighted average fair value at date of grant for options granted during the years ended August 31, 2001, 2000, and 1999 was $21.40, $12.02, and $2.62 per
share, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended August 31, 2001, 2000, and 1999, respectively: (a) dividend yield of 0.00%, 0.00% and 0.00%; (b) expected volatility of 60%, 60% and 65%; (c) risk-free interest rate of 5.3%, 6.2% and 5.1%; and (d) expected life of 5 years, 5 years and 5 years.

The following table summarizes information about stock options outstanding as of August 31, 2001:

                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                               -------------------------------------------      -------------------------
                                                  WEIGHTED        WEIGHTED                       WEIGHTED
                                                  AVERAGE         AVERAGE                         AVERAGE
          RANGE OF                NUMBER         REMAINING        EXERCISE        NUMBER         EXERCISE
       EXERCISE PRICE          OUTSTANDING     CONTRACT LIFE       PRICE        EXERCISABLE        PRICE
    ----------------------     -----------     -------------      --------      -----------      --------
    $  3.375  -   $  7.930       1,095,123          7.07 Yrs      $  4.222          350,123      $  4.225
    $  7.931  -   $ 12.932          88,500          7.31 Yrs      $ 10.053           56,000      $ 10.524
    $ 12.933  -   $ 17.934              --            -- Yrs            --               --            --
    $ 17.935  -   $ 22.936       1,927,750          8.89 Yrs      $ 20.929          477,250      $ 20.928
    $ 22.937  -   $ 27.939          10,000          9.95 Yrs      $ 24.590               --            --
    $ 27.940  -   $ 32.941              --            -- Yrs            --               --            --
    $ 32.942  -   $ 37.943          20,000          9.08 Yrs      $ 33.750               --            --
    $ 37.944  -   $ 42.945          55,000          9.37 Yrs      $ 41.500               --            --
    $ 42.946  -   $ 47.948           7,500          9.42 Yrs      $ 44.750               --            --
    $ 47.949  -   $ 52.960           7,500          9.53 Yrs      $ 51.993               --            --
                               -----------                                      -----------
                                 3,211,373          8.24 Yrs      $ 15.503          883,373      $ 13.648
                               ===========                                      ===========

During 1994, the Company adopted a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute from 1% to 15% of annual compensation, subject to an annual limit as determined under federal law, with the Company matching 50% of the employee's eligible contribution up to 6% of the employee's annual compensation. The Company's expense for this plan for the years ended August 31, 2001, 2000, and 1999 was approximately $5,664,000, $1,704,000, and $1,278,000, respectively. The year ended August 31, 2000 total includes approximately $195,000 related to the Stone & Webster subsidiary's 401(k) plan covering the period of July 14, 2000 to August 31, 2000. The Stone and Webster plan required the Company to contribute 25% of the employees' elective deferral to the plan, up to 5% of eligible employees' annual compensation. The Stone and Webster plan was terminated as of August 31, 2000 and Stone & Webster employees were offered the opportunity to participate in the Company's 401(k) plan for the year ended August 31, 2001.

The Company has other defined contribution plans at certain of its domestic and foreign locations. These plans allow the employees to contribute a portion of their earnings with the Company matching a percentage of the employee's contributions. The amounts contributed by the Company and employee vary by plan. The Company's expense for these plans was approximately $702,000, $323,000, and $178,000 for the years ended August 31, 2001, 2000, and 1999, respectively.

The Company's subsidiaries in the U.K. and Canada have defined benefit plans covering their employees. The first U.K. plan was acquired November 14, 1997 through an acquisition. It is a salary-related plan for certain employees and admittance to this plan is now closed. The employees in this plan contribute 7% of their salary. The Company contribution depends on length of service, the employee's salary at retirement, and the earnings of the fund investments. If the plan's earnings are sufficient, the Company makes no contributions. The Canadian plan and second U.K. plan were acquired July 14, 2000 in conjunction with the Stone & Webster acquisition. The Canadian plan is noncontributory and the benefits are based primarily on years of service and employees' career average pay; admittance to this plan is now closed. The Company's policy is to make contributions equal to the current year cost plus amortization of prior service cost. The second U.K. plan is contributory and the benefits are based primarily on years of service and employees' average pay during their last ten years of service. For the years ended August 31, 2001, 2000, and 1999, the Company recognized income of approximately $533,000, $145,000, and $18,000, respectively, for these plans.

Included in the amounts for the year ended August 31, 2001 and 2000 are the two pension plans assumed by the Company in the Stone & Webster acquisition. The projected benefit obligation of these two plans at the date of the acquisition of $59,821,000 and the fair value of the assets at the date of acquisition of $63,419,000 are included in the table below at the start of the 2000 fiscal year.

The following table sets forth the pension cost for the first U.K. plan and the two pension plans assumed by the Company in the Stone & Webster acquisition (from the date of acquisition to August 31, 2001), and the plans' funded status as of August 31, 2001, 2000, and 1999 in accordance with the provisions of SFAS No. 132 - "Employers' Disclosure about Pensions and Other Postretirement Benefits" (in thousands):

                                                                           FOR THE YEARS ENDED AUGUST 31,
                                                               ---------------------------------------------------
                                                                    2001              2000                1999
                                                               -------------      -------------      -------------
     CHANGE IN PROJECTED BENEFIT OBLIGATION
     Projected benefit obligation at the start of the year     $      75,593      $      17,149      $      17,133
     Projected benefit obligations acquired in the Stone
     & Webster acquisition                                                --             59,821                 --
     Service cost                                                      1,865                458                253
     Interest cost                                                     4,675              1,435                914
     Member's contributions                                              659                218                132
     Actuarial loss/ (gain)                                              403                432                 --
     Benefits paid                                                    (4,114)              (971)              (452)
     Foreign currency exchange rate changes                             (555)            (2,949)              (831)
                                                               -------------      -------------      -------------
     Projected benefit obligation at the end of the year              78,526             75,593             17,149
                                                               -------------      -------------      -------------

     CHANGE IN PLAN ASSETS
     Fair value of the assets at the start of the year                82,013             19,296             17,437
     Fair value of assets acquired in the Stone & Webster
       acquisition                                                        --             63,419                 --
     Actual return on plan assets                                     (6,137)             2,861              2,949
     Employer contributions                                            1,868                457                111
     Employee contributions                                              659                218                132
     Benefits Paid                                                    (4,114)              (971)              (452)
     Foreign currency exchange rate changes                             (735)            (3,267)              (881)
                                                               -------------      -------------      -------------
     Fair value of the assets at the end of the year                  73,554             82,013             19,296
                                                               -------------      -------------      -------------

     Funded status                                                    (4,972)             6,420              2,147
     Unrecognized net loss/ (gain)                                    10,147             (1,378)            (1,146)
                                                               -------------      -------------      -------------
     Prepaid benefit cost                                      $       5,175      $       5,042      $       1,001
                                                               =============      =============      =============

     WEIGHTED-AVERAGE ASSUMPTIONS
     Discount rate at end of the year                              6.0 - 6.5%         5.5 - 6.5%               5.5%
     Expected return on plan assets for the year                 8.0 -  8.75%        7.0 - 8.75%               7.0%
     Rate of compensation increase at end of the year              4.5 - 5.0%         4.5 - 5.0%               4.5%

     COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost                                              $       1,865      $         458      $         253
     Interest cost                                                     4,675              1,435                914
     Expected return on plan assets                                   (6,924)            (2,038)            (1,185)
     Other                                                              (149)                --                 --
                                                               -------------      -------------      -------------
     Total net periodic benefit cost (income)                  $        (533)     $        (145)     $         (18)
                                                               =============      =============      =============


The Company has a defined benefit pension plan for employees of its Connex subsidiary. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan's benefit formulas generally base payments to retired employees upon their length of service. The pension plan's assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2001 and 2000, the fair market value of the plan assets was $1,355,000 and $1,646,000, respectively, which exceeded the estimated projected benefit obligation.

NOTE 16--RELATED PARTY TRANSACTIONS

The Company has entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, the executives are entitled to receive their base salaries, bonuses and other employee benefit plans and programs for the periods of time specified therein. In the event of termination of employment as a result of certain reasons (including a change in control of the Company), the executives will be entitled to receive their base salaries and certain other benefits for the remaining term of their agreement and all options and similar awards shall become fully vested. Additionally, in the event of an executive's death, his estate is entitled to certain payments and benefits.

In 2001, the Company's employment agreement with its Chief Executive Officer was amended to provide for a non-compete clause upon the Chief Executive Officer's separation from the Company. The amount of the non-compete payment will be $15,000,0000 and was based upon an outside study of the fair value of the non-compete provisions. The Company agreed to set aside $5,000,000 of Company funds in 2001 (which is included in other long-term assets in the accompanying consolidated balance sheet) and over the next two years to fund the remaining portion of the $15,000,0000 payment upon the Chief Executive Officer's separation from the Company, or upon change in control. Upon separation from the Company, the Company will amortize the payment over the non-compete period.

The Company has entered into several loan agreements with certain members of senior management, some of which were non-interest bearing. The impact of discounting such loans to record interest income is not significant. The balance of the senior management loan receivables as of August 31, 2001, 2000, and 1999 was approximately $789,000, $272,000, and $1,415,000, respectively. In the ordinary course of business, the Company has made other loans to other employees. These balances are included in other assets.

During fiscal 1996, the Company entered into a non-competition agreement with a key employee of an acquired business. A related asset totaling approximately $502,000 (net of accumulated amortization of $1,465,000) is included in other assets and is being amortized over eight years using the straight-line method. A note payable to the executive for this agreement is included in long-term debt as further discussed in Note 7 of Notes to Consolidated Financial Statements.

A director of the Company was a managing director of the investment banking firm that was an underwriter and acted as one of the representatives of the underwriters for the November 1999 public offering of 6,000,000 shares of Common Stock discussed in Note 2 of Notes to Consolidated Financial Statements. The Company also granted to the underwriters an option to purchase up to an additional 900,000 shares of Common Stock pursuant to such terms to cover over-allotments, which over-allotment option was exercised. The closing of such public offering was completed in November 1999, at a price of $10.50 per share, less the underwriting discounts and commissions of approximately $4,313,000. Approximately $150,000 of these commissions were earned by the director's investment banking firm. The same investment banking firm handled the repurchase of some of the shares of the Company's Common Stock which began in fiscal 1999, earning approximately $74,000 in commissions.

A director of the Company is an owner of construction companies that have been used primarily as sub-contractors by the Company. During fiscal 2001, the Company made payments of approximately $266,000 to one of these companies and in 2000 and 1999, payments to these construction companies were not material.

NOTE 17--FOREIGN CURRENCY TRANSACTIONS

The Company's wholly-owned subsidiaries in Venezuela had total assets of approximately $17,200,000 and $15,100,000 denominated in Venezuelan Bolivars as of August 31, 2001 and 2000, respectively. In accordance with SFAS No. 52, "Foreign Currency Translation," the U.S. dollar is used as the functional reporting currency for Venezuelan operations since the Venezuelan economy is defined as highly inflationary. Therefore, these assets and liabilities are translated into U.S. dollars using a combination of current and historical exchange rates.

During fiscal 1996, the Venezuelan government lifted its foreign exchange controls. Subsequent to this action, the Bolivar devalued from 690 to 736 (as of August 31, 2001) to the U.S. dollar. During the years ending August 31, 2001, 2000, and 1999, the Company recorded losses of approximately $673,000, $1,756,000, and $652,000, respectively, in translating the assets and liabilities of its Venezuelan subsidiaries into U.S. dollars. These translation losses are reported as reductions to sales because they were partially offset by inflationary billing provisions in certain of the Company's contracts.

Other foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, and Dutch guilders). The currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of shareholders' equity, in accordance with SFAS No. 52 and SFAS No 130--"Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income. At August 31, 2001 and 2000, cumulative foreign currency translation adjustments related to these subsidiaries reflected as a reduction to shareholders' equity amounted to $6,308,000 and $5,209,000, respectively; transaction gains (losses) reflected in income amounted to $625,000 and ($48,000) in the years ended August 31, 2001 and 2000, respectively.

NOTE 18--UNBILLED RECEIVABLES, RETAINAGE RECEIVABLES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Costs and estimated earnings in excess of billings on uncompleted contracts represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage of completion accounting method on the remaining contracts.

Included in accounts receivable is $42,664,000 and $17,465,000 at August 31, 2001 and 2000, respectively, related to unbilled receivables. Advanced billings on contracts as of August 31, 2001 and 2000 was $17,712,000 and $15,992,000,
respectively. Balances under retainage provisions totaled $17,623,000 and $32,449,000 at August 31, 2001 and 2000, respectively, and are also included in accounts receivable in the accompanying consolidated balance sheets.

The table below shows the components of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on the Company's uncompleted contracts as of August 31, 2001 and 2000 and does not include advanced billings on contracts as of August 31, 2001 and 2000 of $17,712,000 and $15,992,000, respectively. Contracts assumed in the Stone & Webster acquisition include cumulative balances from the origination of these contracts and, therefore, include amounts that were earned prior to the acquisition by the Company. In addition, the amounts below do not include accrued contract losses and gross margin reserves as of August 31, 2001 and 2000. The amounts presented below are (in thousands).


                                                                                                 AUGUST 31,
                                                                                     --------------------------------
                                                                                         2001               2000
                                                                                     -------------      -------------
     Costs incurred on uncompleted contracts                                         $   2,762,199      $   1,562,444
     Estimated earnings thereon                                                            224,977             76,267
                                                                                     -------------      -------------
                                                                                         2,987,176          1,638,711
     Less:  billings applicable thereto                                                 (3,129,517)        (1,680,944)
                                                                                     -------------      -------------
                                                                                          (142,341)           (42,233)
     Time and materials on a contract                                                       10,934             34,800
                                                                                     -------------      -------------
                                                                                     $    (131,407)     $      (7,433)
                                                                                     =============      =============
     The following amounts are included in the accompanying balance sheet:
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                      $      95,012      $     143,250
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                           (226,419)          (150,683)
                                                                                     -------------      -------------
                                                                                     $    (131,407)     $      (7,433)
                                                                                     =============      =============

NOTE 19--QUARTERLY FINANCIAL DATA (UNAUDITED)
          (In thousands, except per share data)

                                                                       FIRST             SECOND           THIRD           FOURTH
                                                                      QUARTER           QUARTER          QUARTER          QUARTER
                                                                   --------------   --------------   --------------   --------------
FISCAL 2001
Sales                                                              $      418,757   $      340,283   $      394,154   $      385,738
                                                                   ==============   ==============   ==============   ==============

Gross profit                                                       $       64,068   $       53,518   $       65,530   $       63,500
                                                                   ==============   ==============   ==============   ==============

Income before extraordinary item and cumulative effect of
  change in accounting principle                                   $       12,161   $       11,820   $       17,890   $       19,341
                                                                   ==============   ==============   ==============   ==============

Basic income per common share before extraordinary item
and cumulative effect of change in accounting principle            $          .32   $          .29   $          .44   $          .47
                                                                   ==============   ==============   ==============   ==============

Diluted income per common share before
extraordinary item and cumulative effect of change
in accounting principle                                            $          .31   $          .28   $          .42   $          .45
                                                                   ==============   ==============   ==============   ==============



FISCAL 2000
Sales                                                              $      150,808   $      172,963   $      175,046   $      263,838
                                                                   ==============   ==============   ==============   ==============
Gross profit                                                       $       26,078   $       28,287   $       27,656   $       45,055
                                                                   ==============   ==============   ==============   ==============

Income before extraordinary item and cumulative effect of
  change in accounting principle                                   $        5,820   $        7,024   $        7,384   $       10,155
                                                                   ==============   ==============   ==============   ==============

Basic income per common share before extraordinary item
and cumulative effect of change in accounting principle            $          .23   $          .23   $          .24   $          .32
                                                                   ==============   ==============   ==============   ==============

Diluted income per common share before
extraordinary item and cumulative effect of change
in accounting principle                                            $          .22   $          .22   $          .23   $          .30
                                                                   ==============   ==============   ==============   ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

A Current Report on Form 8-K was filed on September 22, 1999, to announce a change in the Company's independent public accountants. The Company engaged Arthur Andersen LLP ("AA"), New Orleans, Louisiana, as its sole independent auditor for the fiscal year ended August 31, 1999. Previously, the Company engaged both Hannis T. Bourgeois, LLP ("HTB") and AA as its independent auditors. The single jointly signed audit report by HTB and AA was considered to be the equivalent of two separately signed auditors' reports. Thus, previously each firm represented that it had complied with generally accepted auditing standards and was in a position that would justify it being the only signatory of the report. Given Shaw's expansion of its overseas operations, HTB believed it would be unable to continue to make this representation after fiscal 1998. Therefore, HTB decided to resign as one of Shaw's independent auditors effective September 22, 1999.

During the period from September 1, 1998, through the date hereof, there have been no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and AA or HTB.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors and executive officers of the Company is to be included in the Company's definitive proxy statement prepared in connection with the 2002 Annual Meeting of Shareholders to be held in January 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is to be included in the Company's definitive proxy statement prepared in connection with the 2002 Annual Meeting of Shareholders to be held in January 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is to be included in the Company's definitive proxy statement prepared in connection with the 2002 Annual Meeting of Shareholders to be held in January 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is to be included in the Company's definitive proxy statement prepared in connection with the 2002 Annual Meeting of Shareholders to be held in January 2002 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements.

         See Item 8 of Part II of this report.

     2.  Financial Statement Schedules.

         All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     3.  Exhibits.

         3.1 Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the "Company"), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (filed herewith).

         3.2 Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).

         3.3 Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form 8-A filed on July 30, 2001).

         3.4 Amended and Restated By-Laws of the Company dated December 8, 1993 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as amended).

         4.1 Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

         4.2 Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on May 11, 2001).

         4.3 Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form 8-A filed on July 30,
                  2001).

         10.1 The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (filed herewith).

         10.2 The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through October 8, 2001 (filed herewith).

         10.3 The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through October 8, 2001 (filed herewith).

         10.4 Amended and Restated Credit Agreement dated as of November 30, 2000, among the Company, Bank One, NA, Firstar Bank, N.A., Credit Lyonnais New York Branch and Union Planters Bank, N.A. (incorporated by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

         10.5 Amendment to Amended and Restated Credit Agreement dated as of April 30, 2001 (filed herewith).

         10.6 Amendment and Restatement to Credit Agreement dated as of May 1, 2001 (filed herewith).

         10.7 Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (filed herewith).

         10.8 Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10,
                  2001 (filed herewith).

         10.9 Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

         10.10 Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on July 28, 2000).

         21.1     Subsidiaries of the Company (filed herewith).

         23.1     Consent of Arthur Andersen LLP (filed herewith).

         24.1     Powers of Attorney (filed herewith).

(b)      Reports on Form 8-K

         On July 30, 2001, the Company filed a Current Report on Form 8-K announcing the adoption by the Company of a shareholder rights plan, and in connection therewith, the declaration by the Company's Board of Directors of a dividend of one preferred share purchase right for each outstanding share of the Company's common stock, no par value per share.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          THE SHAW GROUP INC.

                                           /s/ J. M. BERNHARD, JR.
                                          -------------------------------------
                                          By: J. M. Bernhard, Jr.
                                          President and Chief Executive Officer
                                          Date: November 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                               Title                                         Date
/s/ J. M. BERNHARD, JR.
----------------------------------       Chairman of the Board,                           November 29, 2001
(J. M. Bernhard, Jr.)                      President and Chief
                                           Executive Officer
/s/ ROBERT L. BELK
----------------------------------       Executive Vice President, Chief Financial
(Robert L. Belk)                           Officer and Chief Accounting Officer           November 29, 2001

*                                        Director                                         November 29, 2001
----------------------------------
(Albert McAlister)

*                                        Director                                         November 29, 2001
----------------------------------
(L. Lane Grigsby)

*                                        Director                                         November 29, 2001
----------------------------------
(David W. Hoyle)

*                                        Director                                         November 29, 2001
----------------------------------
(John W. Sinders, Jr.)

*                                        Director                                         November 29, 2001
----------------------------------
(William H. Grigg)



* By:  /s/ ROBERT L. BELK                                                                 November 29, 2001
      ----------------------------
          Robert L. Belk
          Attorney-in-Fact

                                 EXHIBIT INDEX

         3.1 Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the "Company"), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (filed herewith).

         3.2 Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).

         3.3 Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form 8-A filed on July 30, 2001).

         3.4 Amended and Restated By-Laws of the Company dated December 8, 1993 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as amended).

         4.1 Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

         4.2 Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on May 11, 2001).

         4.3 Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form 8-A filed on July 30,
                  2001).

         10.1 The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (filed herewith).

         10.2 The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through October 8, 2001 (filed herewith).

         10.3 The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through October 8, 2001 (filed herewith).

         10.4 Amended and Restated Credit Agreement dated as of November 30, 2000, among the Company, Bank One, NA, Firstar Bank, N.A., Credit Lyonnais New York Branch and Union Planters Bank, N.A. (incorporated by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

         10.5 Amendment to Amended and Restated Credit Agreement dated as of April 30, 2001 (filed herewith).

         10.6 Amendment and Restatement to Credit Agreement dated as of May 1, 2001 (filed herewith).

         10.7 Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (filed herewith).

         10.8 Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10,
                  2001 (filed herewith).

         10.9 Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

         10.10 Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on July 28, 2000).

         21.1     Subsidiaries of the Company (filed herewith).

         23.1     Consent of Arthur Andersen LLP (filed herewith).

         24.1     Powers of Attorney (filed herewith).