Form 10-Q
period 2001-11-30
SHAW GROUP INC
filed 2002-01-14
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            November 30, 2001
                                       -----------------------------------------

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

Common stock, no par value, 40,053,332 shares outstanding as of January 9, 2002.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - November 30, 2001
                  and August 31, 2001                                                                    3 - 4

               Condensed Consolidated Statements of Income - For the Three
                  Months Ended November 30, 2001 and 2000                                                5

               Condensed Consolidated Statements of Cash Flows - For the Three
                  Months Ended November 30, 2001 and 2000                                                6

               Notes to Condensed Consolidated Financial Statements                                      7 - 14

    Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              15 - 22

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                 22 - 23

Part II - Other Information

    Item 4. - Submission of Matters to a Vote of Security Holders                                        24

    Item 6. - Exhibits and Reports on Form 8-K                                                           24

Signature Page                                                                                           25

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS


                                                                        November 30,    August 31,
                                                                            2001           2001
                                                                        ------------   ------------
Current assets:
      Cash and cash equivalents                                         $    516,039   $    443,304
      Marketable securities, held to maturity                                 27,520         45,630
      Accounts receivable, including retainage, net                          315,040        341,833
      Accounts receivable from unconsolidated entity                           1,928          4,848
      Inventories                                                             91,728         91,155
      Cost and estimated earnings in excess of billings
         on uncompleted contracts                                            132,085         95,012
      Prepaid expenses                                                        13,697         10,660
      Deferred income taxes                                                   54,312         54,351
      Assets held for sale                                                     3,484          3,491
      Other current assets                                                     6,101          5,757
                                                                        ------------   ------------
              Total current assets                                         1,161,934      1,096,041

Investment in and advances to unconsolidated entities, joint ventures
      and limited partnerships                                                24,312         24,314

Investment in securities available for sale                                   10,389         10,490

Property and equipment, less accumulated depreciation
      of $66,655 at November 30, 2001 and $61,959 at
      August 31, 2001, respectively                                          149,997        135,202

Goodwill                                                                     368,512        368,872

Other assets                                                                  63,682         66,935
                                                                        ------------   ------------
                                                                        $  1,778,826   $  1,701,854
                                                                        ============   ============



                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        November 30,     August 31,
                                                                            2001            2001
                                                                        ------------    ------------
Current liabilities:
      Accounts payable                                                  $    214,428    $    181,936
      Accrued liabilities                                                    102,072          81,660
      Current maturities of long-term debt                                     1,088           2,365
      Short-term revolving lines of credit                                    11,282           3,909
      Current portion of obligations under capital leases                      1,425           2,313
      Deferred revenue - prebilled                                            11,678           7,976
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                   258,900         244,131
      Accrued contract losses and reserves                                    41,446          50,707
                                                                        ------------    ------------
           Total current liabilities                                         642,319         574,997

Long-term debt, less current maturities                                      512,716         509,684

Obligations under capital leases, less current obligation                      3,062           3,183

Deferred income taxes                                                          8,084           8,247

Other liabilities                                                              5,464           7,350

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value, no shares issued and outstanding             --              --
      Common stock, no par value, 40,807,866 and 41,012,292 shares
        outstanding, respectively                                            438,224         437,015
      Retained earnings                                                      186,530         167,578
      Accumulated other comprehensive income (loss)                           (7,464)         (6,200)
      Treasury stock, 333,000 shares at November 30, 2001                    (10,109)             --
                                                                        ------------    ------------
           Total shareholders' equity                                        607,181         598,393
                                                                        ------------    ------------
                                                                        $  1,778,826    $  1,701,854
                                                                        ============    ============



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                            Three Months Ended
                                                                               November 30,
                                                                           2001            2000
                                                                       ------------    ------------
Income:
     Sales                                                             $    453,609    $    418,757
     Cost of sales                                                          390,899         354,689
                                                                       ------------    ------------
        Gross profit                                                         62,710          64,068

General and administrative expenses                                          30,908          34,202
Goodwill amortization                                                            --           3,836
                                                                       ------------    ------------
     Total general and administrative expenses                               30,908          38,038
                                                                       ------------    ------------

Operating income                                                             31,802          26,030

Interest expense                                                             (5,805)         (6,632)
Interest income                                                               3,022             591
Other income, net                                                               367              59
                                                                       ------------    ------------
                                                                             (2,416)         (5,982)
                                                                       ------------    ------------
Income before income taxes and earnings (losses) from unconsolidated
     entities                                                                29,386          20,048
Provision for income taxes                                                   10,585           7,801
                                                                       ------------    ------------
Income before earnings (losses) from unconsolidated entities                 18,801          12,247
Earnings (losses) from unconsolidated entities                                  151             (86)
                                                                       ------------    ------------
Net income                                                             $     18,952    $     12,161
                                                                       ============    ============

Net income per common share:
     Basic income per common share                                     $        .46    $        .32
                                                                       ============    ============
     Diluted income per common share                                   $        .45    $        .31
                                                                       ============    ============



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Three Months Ended
                                                                              November 30,
                                                                          2001            2000
                                                                      ------------    ------------
Cash flows from operating activities:
     Net income                                                       $     18,952    $     12,161
     Depreciation and amortization                                           6,100           9,405
     Utilization of gross margin reserves                                   (8,058)        (28,374)
     Accretion of interest on discounted convertible long-term debt          2,851              --
     Amortization of deferred debt issuance costs                            2,212             906
     Other                                                                    (174)         (1,907)
     Changes in assets and liabilities (excluding cash and
        those relating to investing and financing activities)               57,301          (6,382)
                                                                      ------------    ------------
Net cash provided by (used in) operating activities                         79,184         (14,191)

Cash flows from investing activities:
     Maturities of marketable securities held to maturity                   45,630              --
     Purchase of marketable securities held to maturity                    (27,520)             --
     Purchases of property and equipment                                   (20,513)         (2,557)
     Proceeds from sale of property and equipment                               --             536
     Investment in joint venture                                                --          (2,000)
                                                                      ------------    ------------
Net cash used in investing activities                                       (2,403)         (4,021)

Cash flows from financing activities:
     Net proceeds (repayments) on revolving credit agreements                7,553        (125,607)
     Purchase of treasury stock                                            (10,109)             --
     Repayment of debt and leases                                           (2,104)         (2,333)
     Issuance of common stock                                                  883         146,074
     Proceeds from issuance of debt                                             --           1,407
                                                                      ------------    ------------
Net cash (used in) provided by financing activities                         (3,777)         19,541
Effect of exchange rate changes on cash                                       (269)            (15)
                                                                      ------------    ------------

Net increase in cash and cash equivalents                                   72,735           1,314

Cash and cash equivalents - beginning of period                            443,304          21,768
                                                                      ------------    ------------

Cash and cash equivalents - end of period                             $    516,039    $     23,082
                                                                      ============    ============

Supplemental disclosure:
     Noncash investing and financing activities:
        Investment in securities available for sale acquired in
          lieu of interest payment                                    $        137    $        312
                                                                      ============    ============

        Property and equipment acquired through issuance of debt      $         --    $      2,421
                                                                      ============    ============



        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared annually in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2001 of The Shaw Group Inc.

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month periods ended November 30, 2001 and 2000 and as of November 30, 2001 and August 31, 2001 included herein is unaudited. However, the Company's management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2002.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52--"Foreign Currency Translation," the U.S. dollar is used as the functional reporting currency for the Company's wholly-owned subsidiaries in Venezuela, since the Venezuelan economy is defined as highly inflationary. Therefore, these assets and liabilities (denominated by such subsidiaries in Venezuelan Bolivars) are translated into U.S. dollars using a combination of current and historical exchange rates.

Other foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, and Dutch guilders). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of shareholders' equity, in accordance with SFAS No. 52 and SFAS No. 130--"Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

Note 2 - Capital Stock Transactions

In September 2001, the Company announced that its Board of Directors had authorized the Company to repurchase shares of its no par value common stock ("Common Stock"), depending on market conditions, up to a limit of $100,000,000. As of January 11, 2002, the Company had purchased approximately 1,111,000 shares at a cost of approximately $27,100,000 under this program.

Note 3 - Escrow Commitment

In October 2001, the Company agreed to escrow (primarily) advance payments in connection with a performance bond on a foreign project. As a result of the performance bond, the Company's customer has agreed not to withhold retentions on the Company's billings. The maximum escrow amount, based on current contract terms and scope, is estimated to be approximately $96,500,000. The Company anticipates that a maximum escrow requirement of approximately $96,500,000 will be necessary from approximately January

2002 until early to mid calendar 2003. The Company also may request the surety to accept a letter of credit in lieu of cash. Subsequently, the escrow amount will be reduced (and escrow funds released to the Company) as the Company completes certain contract milestones. The Company's final escrow amount of approximately $18,000,000 will be released upon initial contract acceptance as defined in the agreement, that is currently projected to occur in 2005. The surety may draw on the escrow funds only to secure the surety from a (defined) loss. Escrowed funds are invested in short term, high quality investments and investment income is to be remitted to the Company on a quarterly basis. At November 30, 2001, the Company had committed approximately $36,500,000 to meet its initial escrow requirement and this amount is included in cash. Additionally, at November 30, 2001, the Company caused to be issued a $50,000,000 letter of credit in favor of the surety and anticipates replacing the letter of credit by depositing cash into the escrow account in January 2002.

Note 4 - Acquisitions

Acquisitions completed by the Company have generally been accounted for under the purchase method of accounting. Under the purchase method, the cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period ("allocation period"), the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are included in the Company's operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, that may arise from these acquisitions may materially impact the Company's future consolidated financial position or results of operations. The Company will account for future business combinations under SFAS No. 141 - "Business Combinations" (see Note 11 of Notes to Condensed Consolidated Financial Statements).

In connection with potential acquisitions the Company incurs and capitalizes certain transaction costs, which include legal, accounting, consulting and other direct costs. When an acquisition is completed, these costs are capitalized as part of the acquisition price. The Company routinely evaluates capitalized transaction costs and expenses those costs related to acquisitions that are not likely to occur. Indirect acquisition costs, such as salaries, corporate overhead and other corporate services are expensed as incurred.

The operating results of the acquisitions accounted for as a purchase are included in the Company's condensed consolidated financial statements from the applicable date of the transaction.

Stone & Webster Acquisition

On July 14, 2000, the Company purchased substantially all the operating assets of Stone & Webster, Incorporated ("Stone & Webster"), a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. The acquisition was concluded as part of a proceeding under Chapter 11 of the Bankruptcy Code for Stone & Webster. This transaction was accounted for under the purchase method of accounting.

The Company believes that, pursuant to the terms of the Stone & Webster acquisition agreement, it assumed only certain specified liabilities, which the Company has estimated to be approximately $740,000,000. The Company believes that liabilities excluded from this acquisition include liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the excluded items). The Company, however, cannot provide assurance that it has no exposure with respect to the excluded items because, among other things, the bankruptcy court has not finalized its validation of claims filed with the court. The final amount of assumed liabilities may change as a result of the validation of claims process; however, the Company believes, based on its review of claims filed, that any such adjustment to the assumed liabilities and future operating results will not be material.

The Company acquired a large number of contracts with either inherent losses or lower than market rate margins primarily because Stone & Webster's previous financial difficulties had negatively affected the negotiation and execution of the contracts. These contracts were adjusted to their estimated fair value as of acquisition date (July 14, 2000) and a liability (gross margin reserve) of $121,815,000 was established, including adjustments of $38,118,000 recorded during the allocation period. The amount of the accrued future cash losses on assumed contracts with inherent losses (contract loss reserve) was estimated to be approximately $41,700,000 (including approximately $5,400,000 of allocation period adjustments), and a liability of such amount was established. The adjustments to these reserves during the allocation period resulted from a more accurate determination of the actual contract status at acquisition date. Commencing with the initial recording of these reserves in the year ended August 31, 2000, the reserves have been reduced as work is performed on the contracts and such reduction in the reserve balances results in a reduction in cost of sales and a corresponding increase in gross profit. The reserve adjustments as well as the decreases in the cost of sales for the periods indicated, are as follows (in thousands):

                                           SEPTEMBER 1,                    COST OF       NOVEMBER 30,
                                               2001          RESERVE        SALES            2001
Three months ended November 30, 2001         BALANCE        INCREASE      (DECREASE)       BALANCE
                                           ------------   ------------   ------------    ------------
Gross margin reserves                      $     43,801   $         --   $     (8,058)   $     35,743
Contract loss reserves                            6,906             --         (1,203)          5,703
                                           ------------   ------------   ------------    ------------
Total                                      $     50,707   $         --   $     (9,261)   $     41,446
                                           ============   ============   ============    ============

                                           SEPTEMBER 1,                    COST OF       NOVEMBER 30,
                                               2000          RESERVE        SALES            2000
Three months ended November 30, 2000         BALANCE        INCREASE      (DECREASE)       BALANCE
                                           ------------   ------------   ------------    ------------
Gross margin reserves                      $     75,764   $         --   $    (28,374)   $     47,390
Contract loss reserves                           30,725          7,813        (12,977)         25,561
                                           ------------   ------------   ------------    ------------
Total                                      $    106,489   $      7,813   $    (41,351)   $     72,951
                                           ============   ============   ============    ============

The $7,813,000 increase in the contract loss reserves during the three months ended November 30, 2000 was recorded during the one-year allocation period.

The Company acquired several contracts under which Stone & Webster was contractually obligated to pay liquidated damages or for which the scheduled project completion date was beyond the contract completion date agreed to with the customer, which would require the Company to pay liquidated damages upon completion of the project. In addition, several acquired contracts contain warranty provisions requiring achievement of acceptance and performance testing levels or payment of filed liens or claims on the project. The Company recorded reserves of approximately $42,000,000 at acquisition date related to these contracts. No payments or settlements have been made on these amounts as the contracts are still in progress. Additionally, no adjustments were made to these estimates during the quarter ended November 30, 2001. Payments are anticipated upon completion of the contract or during the warranty periods. The ultimate amount of these payments may vary depending upon the actual completion date compared to the current scheduled completion date, the amount needed to resolve the performance requirements, and final negotiations with the customers or lien holders. To the extent the final settlement or payment amount is different than the reserve established, the difference will be reflected in results of operations in the period the difference is known.

Note 5 - Inventories

The major components of inventories consist of the following (in thousands) as of the dates indicated:

                         November 30, 2001                 August 31, 2001
                  ------------------------------   ------------------------------
                  Weighted                         Weighted
                  Average      FIFO      TOTAL     Average      FIFO      TOTAL
                  --------   --------   --------   --------   --------   --------
Finished Goods    $ 33,137   $     --   $ 33,137   $ 33,126   $     --   $ 33,126
Raw Materials        2,382     49,106     51,488      2,380     46,511     48,891
Work In Process        766      6,337      7,103        948      8,190      9,138
                  --------   --------   --------   --------   --------   --------
                  $ 36,285   $ 55,443   $ 91,728   $ 36,454   $ 54,701   $ 91,155
                  ========   ========   ========   ========   ========   ========

Note 6 - Investment in Unconsolidated Entities

During the three months ended November 30, 2001, the Company recognized no earnings from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). As of November 30, 2001 and August 31, 2001, the Company had outstanding receivables from Shaw-Nass totaling $6,167,000 and $6,178,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

During the three months ended November 30, 2001, the Company recognized earnings of approximately $151,000 from the operations of its EntergyShaw joint venture. The Company had outstanding trade accounts receivable from EntergyShaw totaling approximately $1,928,000 and $4,848,000 at November 30, 2001 and August 31, 2001, respectively.

As is common in the engineering, procurement and construction industries, the Company executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments included on the accompanying Condensed Consolidated Balance Sheet as of November 30, 2001 and August 31, 2001 are $10,741,000 and $10,966,000, respectively, which generally represents the Company's cash contributions and earnings from these investments.

Note 7 - Debt

Revolving Lines of Credit

The Company's primary credit facility is a three-year term, $300,000,000 credit facility ("Credit Facility") dated July 2000 that permits both revolving credit loans and letters of credit, which letters of credit cannot exceed $150,000,000. The Company has the option to increase the Credit Facility under existing terms to $400,000,000, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Credit Facility allows the Company to borrow either at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and
(iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants, which include ratios, minimum capital levels, limits on other borrowings and other restrictions. As of November 30, 2001, the Company was in compliance with these covenants or had obtained the necessary waivers, had no outstanding revolving credit loans, and letters of credit of approximately $119,000,000 were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at November 30, 2001 was approximately $181,000,000 that included availability for letters of credit of approximately $31,000,000.

As of November 30, 2001, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16,200,000. These subsidiaries had outstanding borrowings under these lines of approximately $11,300,000.

LYONs Convertible Securities

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

Note 8 - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands) for the periods indicated:

                                              Three Months Ended
                                                 November 30,
                                              2001          2000
                                           ----------    ----------
Net Income                                 $   18,952    $   12,161
Foreign currency translation adjustments       (1,027)       (2,026)
Reduction in unrealized net gains on
    hedging activities, net of taxes              (89)          (50)
Unrealized net losses on securities
   available for sale, net of taxes              (148)           --
                                           ----------    ----------
Total comprehensive income                 $   17,688    $   10,085
                                           ==========    ==========

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollars and Dutch guilder.

The Company's hedging activities (which are generally limited to foreign exchange transactions) during the quarters ended November 30, 2001 and 2000 were not material.

Note 9 - Business Segments

The Company has segregated its business activities into two operating segments: integrated EPC services segment and manufacturing and distribution segment. The following table presents information about segment profits and assets (in thousands) for the periods indicated:

                                        INTEGRATED EPC     MANUFACTURING
                                           SERVICES       AND DISTRIBUTION      CORPORATE             TOTAL
                                       ----------------   ----------------   ----------------    ----------------
THREE MONTHS ENDED NOVEMBER 30, 2001
Sales to external customers            $        436,087   $         17,522   $             --    $        453,609
Intersegment sales                                1,059              4,484                 --               5,543
Net income                                       16,038              1,778              1,136              18,952
Total assets                                  1,109,766             67,492            601,568           1,778,826

THREE MONTHS ENDED NOVEMBER 30, 2000
Sales to external customers            $        401,835   $         16,922   $             --    $        418,757
Intersegment sales                                    9              5,183                 --               5,192
Net income                                       15,851                837             (4,527)             12,161
Total assets                                  1,182,868             65,048             57,378           1,305,294

Note 10 - Earnings Per Common Share

Computations of basic and diluted earnings per share are presented below. The November 30, 2000 shares and earnings per share amounts have been restated to reflect a two-for-one Common Stock split that was effective December 15, 2000.

                                                       Three Months Ended November 30,
                                                         2001                  2000
                                                     ------------          ------------
                                                  (In thousands, except per share amounts)
BASIC:
Net income available to common shareholders          $     18,952          $     12,161
                                                     ============          ============

Weighted average common shares                             40,834                37,980
                                                     ============          ============

Basic earnings per common share                      $        .46          $        .32
                                                     ============          ============

DILUTIVE:

Income available to common shareholders              $     18,952          $     12,161
Interest on convertible debt, net of taxes                  2,632                    --
                                                     ------------          ------------
Net income for diluted computation                   $     21,584          $     12,161
                                                     ============          ============

Weighted average common shares (basic)                     40,834                37,980
Effect of dilutive securities:

Stock options                                               1,075                 1,416
Convertible debt                                            6,556                    --
Escrow shares                                                  --                   408
                                                     ------------          ------------
Adjusted weighted average common shares and
  assumed conversions                                      48,465                39,804
                                                     ============          ============

Diluted earnings per common share                    $        .45          $        .31
                                                     ============          ============

At November 30, 2001, the Company had approximately 92,500 weighted-average incremental shares related to stock options that were excluded from the calculation of diluted income per share because they were antidilutive. At November 30, 2000, no outstanding stock options were antidilutive.

Note 11 - Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board (FASB) issued two new accounting standards SFAS No. 141 - "Business Combinations" and SFAS No. 142
- "Goodwill and Other Intangible Assets." The new standards have significantly changed prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and, that impairment tests should be performed at least annually thereafter, with interim testing required if circumstances warrant.

Effective September 1, 2001, the Company adopted SFAS No. 141 and No. 142. Accordingly, the Company has ceased to amortize goodwill in fiscal 2002. Goodwill amortization was approximately $3,800,000 for the three months ended November 30, 2000. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill balances will be impaired under the new standards; however, no assurances can be given. The initial transition evaluation is required to be and will be completed by February 28, 2002, which is within the six month transition period allowed by the new standard upon adoption.

The FASB also recently issued SFAS No. 143 -- "Accounting for Asset Retirement Obligations." This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 -- "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30 -- "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at November 30, 2001, and the results of their operations for the three-month period then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

General
-------

The Company is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. While approximately 80% of Shaw's backlog at November 30, 2001 was attributable to the power generation industry, the Company also does work in the process industries and the environmental and infrastructure sectors. The Company's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which Shaw operates are cyclical. Because Shaw's customers participate in a broad portfolio of industries, the Company's experience has generally been that downturns in one of its sectors may be mitigated by opportunities in others.

The acquisition by the Company of Stone & Webster in July 2000 has more than doubled the size of the Company, increasing significantly the Company's engineering, procurement and construction businesses, and has significantly impact the Company's operations and its working capital requirements. For additional information regarding the Stone & Webster acquisition, see Note 4 of Notes to Condensed Consolidated Financial Statements and Liquidity and Capital Resources.

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:

                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                          November 30,
                                                                       2001           2000
                                                                    ----------     ----------
Sales                                                                    100.0%         100.0%
Cost of sales                                                             86.2           84.7
                                                                    ----------     ----------
Gross profit                                                              13.8           15.3

General and administrative expenses                                        6.8            9.1
                                                                    ----------     ----------
Operating income                                                           7.0            6.2

Interest expense                                                          (1.3)          (1.5)
Interest income                                                            0.7            0.1
Other income, net                                                          0.1             --
                                                                    ----------     ----------
                                                                          (0.5)          (1.4)
                                                                    ----------     ----------
Income before income taxes, earnings (losses) from unconsolidated
     entities                                                              6.5            4.8
Provision for income taxes                                                 2.3            1.9
                                                                    ----------     ----------
Income before earnings (losses) from unconsolidated entities               4.2            2.9
Earnings (losses) from unconsolidated entities                              --             --
                                                                    ----------     ----------
Net income                                                                 4.2%           2.9%
                                                                    ==========     ==========

Sales increased 8.3% to $453.6 million for the three months ended November 30, 2001, as compared to $418.8 million for the same period in the prior year. Sales for the remaining three quarters of fiscal 2002 are expected to increase over the $453.6 million level achieved in the three months ended November 30, 2001, due to the work-off of some of the Company's $4.5 billion backlog at November 30, 2001, which includes EPC contracts requiring the procurement of large equipment items. Sales for the remainder of fiscal 2002 are also anticipated to be higher than the last three quarters of fiscal 2001. Because of the financial difficulties Stone & Webster incurred prior to its acquisition by the Company in the fourth quarter of fiscal 2000, Stone & Wester's backlog was negatively impacted. The Company's sales declined in the last three quarters of fiscal 2001 from the first quarter level at least partially as a result of the work-off and completion in the first quarter of 2001 of some of the projects assumed in the Stone and Webster acquisition. Revenues from both of the Company's business segments increased with the integrated EPC services segment reflecting a $34.2 million or a 7.9% increase. Revenues from the manufacturing and distribution segment increased $0.6 million.

The Company's sales to customers in the following geographic regions approximated the following for the periods indicated:

                                      Three Months Ended November 30,
                                   2001                              2000
                      ------------------------------    ------------------------------
Geographic Region     (in millions)          %          (in millions)          %
                      -------------    -------------    -------------    -------------
United States         $       364.5               80%   $       351.4               84%
Asia/Pacific Rim               29.2                6             23.5                6
Europe                         27.2                6             19.5                5
Other North America            22.0                5             14.6                3
South America                   4.4                1              8.5                2
Middle East                     3.5                1              0.6               --
Other                           2.8                1              0.7               --
                      -------------    -------------    -------------    -------------
                      $       453.6              100%   $       418.8              100%
                      =============    =============    =============    =============

Other North America includes Canada, Mexico and Bermuda. The November 2000 totals for the United States, Other North America and Other have been adjusted to reflect the current set of geographic regions.

Sales for domestic projects increased $13.1 million to $364.5 million for the three months ended November 30, 2001 from $351.4 million for the three months ended November 30, 2000. This increase primarily resulted from an approximately $57.9 million increase in power generation sales. However, this increase was reduced by decreases of approximately $29.6 million in process industries sales and approximately $20.0 million in environmental and infrastructure sales. These decreases were attributable to industry trends and the Company's decision not to pursue low margin projects such as those it assumed in the Stone & Webster acquisition. Domestic sales to other industries increased by approximately $4.8 million.

Sales for international projects increased $21.7 million, or 56.2%, to $89.1 million for the three months ended November 30, 2001 from $67.4 million for the same period of the prior year. The sales increase in the Far East was primarily a result of the work performed on a 600,000 tons per year ethylene plant in China that is scheduled for completion in fiscal 2005. Sales in Europe and Other North America increased due to more power generation projects in those regions. Even though sales in South America, the Middle East and other areas remain sluggish, the Company continues to believe that these markets present long-term opportunities for the Company.

The Company's sales to customers in the following industry sectors approximated the following for the periods indicated:

                                                   Three Months Ended November 30,
                                                2001                              2000
                                   ------------------------------    ------------------------------
Industry Sector                    (in millions)          %          (in millions)          %
                                   -------------    -------------    -------------    -------------
Power Generation                   $       319.1               70%   $       248.7               59%
Process Industries                          57.0               13             83.4               20
Other Industries                            40.3                9             29.5                7
Environmental and Infrastructure            37.2                8             57.2               14
                                   -------------    -------------    -------------    -------------
                                   $       453.6              100%   $       418.8              100%
                                   =============    =============    =============    =============

Revenues from power generation projects increased by a total of $70.4 million for the three months ended November 30, 2001 over the revenues for the three months ended November 30, 2000. Revenues from United States and European operations were responsible for most of this increase. Process industries and environmental and infrastructure sales decreases were primarily in the domestic markets. These decreases were attributable to industry trends and the Company's decision not to pursue low margin projects such as those it assumed in the Stone & Webster acquisition. The increase in other industry sales, which includes the oil and gas exploration and production industry, was primarily attributable to foreign sales.

Gross profit decreased to $62.7 million in the three months ended November 30, 2001 from $64.1 million in the three months ended November 30, 2000, and the gross profit margin percentage decreased to 13.8% compared with 15.3% for the same period.

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

As a result of the Stone & Webster acquisition, additions to the Company's backlog in fiscal 2001 included a higher percentage over prior periods of (i) EPC contracts and (ii) EPC contracts that require the procurement of large equipment items. Accordingly, the percentage of the Company's sales related to EPC contracts and EPC contracts with large equipment purchases has increased during the first quarter of fiscal 2002. Typically EPC contracts (particularly those with large equipment purchases) have lower gross profit margin percentages than the Company's prior historical gross profit margin percentages associated with pipe fabrication work.

Additionally, during fiscal 2001, as compared with prior periods, the Company entered into more cost reimbursable contracts as opposed to fixed price projects, many of which commenced in the latter part of fiscal 2001. Cost reimbursable contracts generally allow the Company to recover any cost overruns. Therefore, cost reimbursable contracts are frequently priced with lower gross margins than fixed price contracts (such as some of the contracts assumed in the Stone & Webster acquisition) because fixed priced contracts are usually bid with higher margins to compensate for cost overrun risks. The Company expects that a substantial portion of its work in fiscal 2002 and fiscal 2003 will be performed pursuant to cost reimbursable contracts.

Because the Company has increased the number of (i) EPC contracts and EPC contracts requiring the procurement of large pieces of equipment and (ii) cost reimbursable contracts, the Company's gross profit margin percentages were lower in the first quarter of fiscal 2002, compared with the same period in fiscal 2001. Additionally, the Company expects that gross margin percentages will continue to be lower throughout fiscal 2002 versus fiscal 2001 as a result of these factors.

General and administrative expenses decreased to approximately $30.9 million for the quarter ended November 30, 2001 as compared with $38.0 million for the quarter ended November 30, 2000. As a percentage of sales, general and administrative expenses decreased to 6.8% for the three months ended November 30, 2001 compared with 9.1% for the three months ended November 30, 2000. This decrease relates primarily to (i) the cessation of the recording of goodwill expense resulting from the Company's adoption of SFAS No. 142 effective September 1, 2001 (see Financial Accounting Standards Board Statements) and (ii) savings realized from the integration of the Stone & Webster acquisition. Goodwill expense of approximately $3.8 million was recorded for three months ended November 30, 2000. The Company anticipates that total general and administrative expenses will increase in the remaining quarters of fiscal 2002 over the first quarter 2002 level, but that such expenses will decrease as a percentage of sales during these periods as a result of anticipated increases in sales.

Interest expense for the quarter ended November 30, 2001 was $5.8 million, compared to $6.6 million for the same period of the prior fiscal year. The Company's interest expense for the quarter ended November 30, 2001 was lower than its interest expense for the same period in fiscal 2001 because its interest rates in fiscal 2002 were substantially less that its interest rates in fiscal 2001, even though the Company's borrowings were higher in fiscal 2002. This reduction in interest rates was due to the Company's receipt in May 2001 of approximately $490 million from the sale of 2.25% yield to maturity, 20-year zero coupon, unsecured, convertible debt Liquid Yield Option(TM) Notes (LYONs). The proceeds from this debt issue were used to pay off the Company's outstanding borrowings, including the Company's Credit Facility on which the Company had been paying an interest rate of approximately 10% for the quarter ended November 30, 2000. The Company's interest costs include the amortization of loan fees associated with the LYONs and the Credit Facility and therefore, the Company's interest expense is higher than would be expected based on its borrowing levels. The primary components (accretion of zero coupon discount interest and amortization of loan fees) of the Company's interest expense are non-cash charges.

Interest income for the quarter ended November 30, 2001 increased to approximately $3.0 million from $0.6 million for the quarter ended November 30, 2000. The increase in interest income was attributable to the Company's investment of LYONs proceeds that were not used to reduce debt and/or have not been used for general corporate purposes.

The Company's effective tax rates for the quarters ended November 30, 2001 and 2000 were 36.0% and 38.9%, respectively. The tax rates for each quarter vary primarily due to the mix of foreign (including foreign export sales) versus domestic work. The Company's tax rate for the quarter ended November 30, 2001 was less than its November 30, 2000 tax rate, primarily due to: (i) a decrease in domestic sales as a percentage of total sales and (ii) the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 (see Financial Accounting Standards Board Statements). As a result of the Company's adoption of SFAS No. 142, it no longer recognizes goodwill amortization expense in its financial statements, a portion of which is not deductible for tax purposes.

Total backlog at November 30, 2001 and August 31, 2001, was approximately $4.5 billion at each period, which represents a $2.4 billion increase in backlog from $2.1 billion backlog reported at November 30, 2000. Approximately 85% of the backlog relates to domestic projects, and roughly 50% of the backlog relates to work currently anticipated to be completed during the 12 months following November 30, 2001. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs. In this regard, the Company understands that certain of its customers are reviewing their plans to move forward with power generation projects which have been announced, but for which related EPC contracts have not been executed nor the work started. However, the Company is not aware of any plans by its customers to cancel or not proceed further with any projects in the Company's backlog.

Backlog at November 30, 2001 by industry sector is as follows (in millions):

Power Generation                   $    3,630
Process Industries                        616
Environmental and Infrastructure          200
Other Industries                           76
                                   ----------
                                   $    4,522
                                   ==========

Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations was $79.2 million for three months ended November 30, 2001 compared with $14.2 million of net cash used in operations for the same period of fiscal 2001. For the quarter ended November 30, 2001 cash was increased by (i) net income of $19.0 million and (ii) depreciation, amortization and interest accretion of $11.2 million. Additionally, net cash was increased by changes in certain assets and liabilities of $57.3 million, comprised primarily of a decrease in accounts receivable (substantially from one customer) and increases in accounts payable, advance billings and billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities. These sources of cash were partially offset by an increase in cost and estimated earnings in excess of billings on uncompleted contracts. The net cash realized from the changes in the assets and liabilities were substantially attributable to the timing of collection of project revenues and billings and the payment of project costs and general and administrative expenses. The Company does not anticipate sustaining this level of cash provided from operations for the remainder of the fiscal year; however, it expects positive cash from operations for the year.

Additionally, the Company acquired a large number of contracts in the Stone & Webster acquisition with either inherent losses or lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster on negotiating and executing contracts prior to the acquisition. These contracts were adjusted to their fair value at acquisition date by establishing a gross margin reserve that reduces cost of sales for contracts as they are completed. Cost of sales was reduced by approximately $8.1 million and $28.4 million during the quarters ended November 30, 2001 and 2000, respectively, through the utilization of this reserve, which is a non-cash component of income. Cost of sales was also reduced by approximately $1.2 million and $13.0 million during the quarters ended November 30, 2001 and 2000, respectively, due to the utilization of the reserve which represents net cash losses on contracts acquired in the Stone & Webster acquisition. The effect of the $1.2 million and the $13.0 million reductions is included in the changes in assets and liabilities component of the Condensed Consolidated Statements of Cash Flow. The utilization of these reserves resulted in a corresponding increase in gross profit during the quarters ended November 30, 2001 and 2000. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Net cash used in investing activities was $2.4 million for the first quarter of fiscal 2002, compared to $4.0 million for the same period of the prior fiscal year. During the first three months of fiscal 2002, the Company purchased $20.5 million of property and equipment that included upgrades of corporate information systems and software programs and additions to the Company's equipment and facilities. The Company anticipates that property and equipment purchases for the remainder of fiscal 2002 will be substantially higher than historical levels due to the continuation of upgrading these systems and facilities. Additionally, maturities of marketable securities exceeded the purchase of new marketable securities by approximately $18.1 million.

Net cash used in financing activities totaled $3.8 million for the quarter ended November 30, 2001, compared to $19.5 million of net cash provided in the first quarter of fiscal 2001. During the quarter ended November 30, 2001, the Company purchased $10.1 million of treasury stock (333,000 shares) and made payments on debt and leases of approximately $2.1 million. The Company received proceeds from borrowings on foreign revolving credit lines of approximately $7.6 million that were incurred to support increases in foreign sales activity. The Company also received approximately $0.9 million from employees upon the exercise of stock options during the quarter ended November 30, 2001.

The Company's primary credit facility is a three-year term, $300 million credit facility ("Credit Facility") dated July 14, 2000 that permits both revolving credit loans and letters of credit, which letters of credit cannot exceed an aggregate of $150 million. The Company has the option to increase the Credit Facility under existing terms to $400 million, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The Company is currently in negotiations with its lenders to increase the Credit Facility pursuant to this option. The Credit Facility allows the Company to borrow at interest rates in a range of 1.50% to 2.75% over the London Interbank Offered Rate ("LIBOR") or from the prime rate to 1.25% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things: (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and
(iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants, including ratios, minimum capital levels, limits on other borrowings and other restrictions. As of November 30, 2001, the Company was in compliance with these covenants or had obtained the necessary waivers, had no outstanding revolving credit loans, and had letters of credit of approximately $119 million outstanding under the Credit Facility. The Company's total availability under the Credit Facility at November 30, 2001, was approximately $181 million, which includes availability for additional letters of credit of approximately $31 million.

Although the Company had no borrowings outstanding under the Credit Facility as of November 30, 2001, the Credit Facility is still fully available to the Company. As of November 30, 2001, the Credit Facility was being used to provide letters of credit to satisfy various project guarantee requirements (see Note 7 of Notes to the Condensed Consolidated Financial Statements). The Company has also previously used this Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster.

In September 2001, the Company announced that its Board of Directors had authorized the Company to repurchase shares of its no par value common stock ("Common Stock"), depending on market conditions, up to a limit of $100 million. As of January 11, 2002, the Company had purchased a total of approximately 1,111,000 shares at a cost of approximately $27.1 million.

The Company's working capital balance was approximately $520 million at November 30, 2001. The Company's future requirements for working capital are likely to fluctuate due to such factors as the timing and negotiated payment terms of its projects. The Company believes that its working capital position and its availability of funds under its Credit Facility are sufficient to fund the working capital needs of its business, its fixed asset expenditures and its normal operations for the next twelve months.

Financial Accounting Standards Board Statements
-----------------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued two new accounting standards SFAS No. 141 - "Business Combinations" and SFAS No. 142
- "Goodwill and Other Intangible Assets." The new standards have significantly changed prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and, that impairment tests should be performed at least annually thereafter, with interim testing required if circumstances warrant.

Effective September 1, 2001, the Company adopted SFAS No. 141 and No. 142. Accordingly, the Company has ceased to amortize goodwill in fiscal 2002. Goodwill amortization was approximately $3.8 million for the three months ended November 30, 2000. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill balances will be impaired under the new standards; however, no assurances can be given. The initial transition evaluation is required to be and will be completed by February 28, 2002, which is within the six month transition period allowed by the new standard upon adoption.

The FASB also recently issued SFAS No. 143--"Accounting for Asset Retirement Obligations." This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144--"Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30--"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.


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

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, on May 1, 2001, the Company issued $790 million (face value) 20-year, 2.25%, zero-coupon, unsecured, convertible debt for which it received net proceeds of approximately $490 million. After paying off approximately $67 million of outstanding debt, the remaining proceeds were invested in short term, AAA debt instruments and were used for general corporate purposes.

     As of November 30, 2001, the Company had a $300 million credit facility ("Credit Facility") that permits both revolving credit loans and letters of credit. As of November 30, 2001, the Company had no outstanding revolving credit loans under the Credit Facility. The interest rate on this credit facility was either 5.0% (if the prime rate index had been chosen) or approximately 3.6% (if the LIBOR rate index had been chosen). The Company's total availability under the Credit Facility at November 30, 2001 was approximately $181 million which included availability for letters of credit of approximately $31 million. The Company is currently in negotiations with its lenders to increase the Credit Facility to $400 million pursuant to the existing terms of the Credit Facility. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion of this line of credit.

Foreign Currency Risks
----------------------

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses off-balance sheet hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency which is different than its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of November 30, 2001, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended November 30, 2001, there were no matters submitted by the Company to a vote of its security holders.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  None

         B.       Reports on Form 8-K

                  During the quarter ended November 30, 2001, the Company did not file a Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE SHAW GROUP INC.



Dated: January 14, 2002                /s/ Robert L. Belk
                                       -----------------------------------------
                                       Chief Financial Officer
                                       (Duly Authorized Officer)