Form 10-Q
period 2002-02-28
SHAW GROUP INC
filed 2002-04-15
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              February 28, 2002
                                        ---------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   -------------------

         Commission File Number:                 0-22992
                                 ----------------------------------------------


                               THE SHAW GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Louisiana                               72-1106167
-------------------------------------   ---------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification Number)

8545 United Plaza Boulevard, Baton Rouge, Louisiana                 70809
----------------------------------------------------          -----------------
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

          Common stock, no par value, 40,152,191 shares outstanding as of April 8, 2002.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - February 28, 2002
                  and August 31, 2001                                                 3-4

               Condensed Consolidated Statements of Income - For the Three
                  Months and Six Months Ended February 28, 2002 and 2001              5

               Condensed Consolidated Statements of Cash Flows - For the Six
                  Months Ended February 28, 2002 and 2001                             6

               Notes to Condensed Consolidated Financial Statements                   7-16

    Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           17-30

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk              31

Part II - Other Information

    Item 2. - Changes in Securities                                                   31

    Item 4. - Submission of Matters to a Vote of Security Holders                     31

    Item 6. - Exhibits and Reports on Form 8-K                                        31-32

Signature Page                                                                        33

Exhibit Index                                                                         34

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS


                                                                          February 28,      August 31,
                                                                              2002             2001
                                                                          ------------     ------------
Current assets:
      Cash and cash equivalents                                           $    389,276     $    443,304
      Escrowed cash                                                             96,500               --
      Marketable securities, held to maturity                                   15,925           45,630
      Accounts receivable, including retainage, net                            325,736          341,833
      Accounts receivable from unconsolidated entity                             7,936            4,848
      Inventories                                                              100,359           91,155
      Costs and estimated earnings in excess of billings
         on uncompleted contracts                                              143,477           95,012
      Prepaid expenses                                                          16,316           10,660
      Deferred income taxes                                                     34,028           54,351
      Assets held for sale                                                       3,478            3,491
      DIP loan                                                                  44,000               --
      Other current assets                                                       5,833            5,757
                                                                          ------------     ------------
              Total current assets                                           1,182,864        1,096,041

Investment in and advances to unconsolidated entities, joint ventures
      and limited partnerships                                                  25,549           24,314

Investment in securities available for sale                                     10,397           10,490

Property and equipment, less accumulated depreciation
      of $71,922 at February 28, 2002 and $61,959 at
      August 31, 2001, respectively                                            158,459          135,202

Goodwill                                                                       370,364          368,872

Other assets                                                                    74,462           66,935
                                                                          ------------     ------------
                                                                          $  1,822,095     $  1,701,854
                                                                          ============     ============



                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          February 28,       August 31,
                                                                              2002              2001
                                                                          ------------      ------------
Current liabilities:
      Accounts payable                                                    $    273,870      $    181,936
      Accrued liabilities                                                       72,864            81,660
      Current maturities of long-term debt                                         391             2,365
      Short-term revolving lines of credit                                       9,179             3,909
      Current portion of obligations under capital leases                        2,318             2,313
      Deferred revenue - prebilled                                              13,067             7,976
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                     275,409           244,131
      Accrued contract losses and reserves                                      34,680            50,707
                                                                          ------------      ------------
           Total current liabilities                                           681,778           574,997

Long-term debt, less current maturities                                        515,307           509,684

Obligations under capital leases, less current obligations                       1,551             3,183

Deferred income taxes                                                            8,051             8,247

Other liabilities                                                                3,381             7,350

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value, no shares issued and outstanding               --                --
      Common stock, no par value,
        41,263,591 and 41,012,292 shares outstanding, respectively             440,357           437,015
      Retained earnings                                                        207,870           167,578
      Accumulated other comprehensive income (loss)                             (9,069)           (6,200)
      Treasury stock, 1,111,400 shares at February 28, 2002                    (27,131)               --
                                                                          ------------      ------------
           Total shareholders' equity                                          612,027           598,393
                                                                          ------------      ------------
                                                                          $  1,822,095      $  1,701,854
                                                                          ============      ============






        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                         Three Months Ended              Six Months Ended
                                                                             February 28,                   February 28,
                                                                        2002            2001            2002           2001
                                                                    ------------    ------------    ------------    ------------
Income:
    Sales                                                           $    566,227    $    340,283    $  1,019,836    $    759,040
    Cost of sales                                                        498,485         286,765         889,384         641,454
                                                                    ------------    ------------    ------------    ------------
      Gross profit                                                        67,742          53,518         130,452         117,586

General and administrative expenses                                       33,026          29,451          63,934          63,653
Goodwill amortization                                                         --           4,040              --           7,876
                                                                    ------------    ------------    ------------    ------------
    Total general and administrative expenses                             33,026          33,491          63,934          71,529

Operating income                                                          34,716          20,027          66,518          46,057

Interest expense                                                          (5,431)         (1,169)        (11,236)         (7,801)
Interest income                                                            2,399             467           5,421           1,058
Other income, net                                                             77             111             444             170
                                                                    ------------    ------------    ------------    ------------
                                                                          (2,955)           (591)         (5,371)         (6,573)

Income before income taxes, earnings (losses) from
    unconsolidated entities, and extraordinary item                       31,761          19,436          61,147          39,484
Provision for income taxes                                                11,434           7,518          22,019          15,319
                                                                    ------------    ------------    ------------    ------------
Income before earnings (losses) from unconsolidated entities
    and extraordinary item                                                20,327          11,918          39,128          24,165
Earnings (losses) from unconsolidated entities, net of  taxes              1,013             (98)          1,164            (184)
                                                                    ------------    ------------    ------------    ------------
Income before extraordinary item                                          21,340          11,820          40,292          23,981
Extraordinary item for early extinguishment of debt, net of taxes             --            (203)             --            (203)
                                                                    ------------    ------------    ------------    ------------

Net income                                                          $     21,340    $     11,617          40,292    $     23,778
                                                                    ============    ============    ============    ============

Net income per common share:
    Basic income per common share                                   $        .53    $       0.29    $        .99    $       0.61
                                                                    ============    ============    ============    ============

    Diluted income per common share                                 $        .51    $       0.28    $        .95    $       0.58
                                                                    ============    ============    ============    ============




        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Six Months Ended
                                                                                         February 28,
                                                                                   2002               2001
                                                                                ------------      ------------
Cash flows from operating activities:
     Net income                                                                 $     40,292      $     23,778
     Deferred income taxes                                                            20,323            14,706
     Depreciation and amortization                                                    12,185            17,854
     Utilization of gross margin reserves                                            (14,055)          (47,244)
     Accretion of interest on discounted convertible long-term debt                    5,724                --
     Amortization of deferred debt issue costs                                         4,433               947
     Other                                                                            (1,176)             (540)
     Changes in assets and liabilities (excluding cash and
        those relating to investing and financing activities)                         61,277           (46,961)
                                                                                ------------      ------------
Net cash provided by (used in) operating activities                                  129,003           (37,460)

Cash flows from investing activities:
     Maturities of marketable securities held to maturity                             71,898                --
     Purchases of marketable securities held to maturity                             (42,193)               --
     Investment in DIP loan - IT Group                                               (44,000)               --
     Purchases of property and equipment                                             (34,921)           (7,670)
     Purchase of real estate option                                                  (12,183)               --
     Investment in joint ventures and unconsolidated subsidiaries                         74            (4,021)
     Acquisitions, return of funds                                                        --            22,750
     Proceeds from sale of assets                                                        102           119,152
                                                                                ------------      ------------
Net cash provided by (used in) investing activities                                  (61,223)          130,211

Cash flows from financing activities:
     Purchase of treasury stock                                                      (27,131)               --
     Net borrowings (repayments) on revolving credit agreements                        5,437          (219,850)
     Proceeds from issuance of debt                                                       --             1,407
     Repayment of debt and leases                                                     (3,701)          (31,327)
     Issuance of common stock                                                          1,045           147,693
     Deferred credit costs                                                              (190)               --
                                                                                ------------      ------------
Net cash used in financing activities                                                (24,540)         (102,077)
Effect of exchange rate changes on cash                                                 (768)               (7)
                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                                  42,472            (9,333)
Cash and cash equivalents - beginning of period                                      443,304            21,768
                                                                                ------------      ------------
Cash and cash equivalents - end of period                                       $    485,776      $     12,435
                                                                                ============      ============

Supplemental disclosure:
     Noncash investing and financing activities:
        Common stock issued as additional consideration for PPM acquisition
           completed in fiscal 2000                                             $      1,971      $         --
                                                                                ============      ============
        Investment in securities available for sale acquired in lieu of
           interest payment                                                     $        273      $        566
                                                                                ============      ============
        Payment of liability with securities available for sale                 $         --      $      7,000
                                                                                ============      ============
        Property and equipment acquired through issuance of debt                $         --      $      2,422
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

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month and six-month periods ended February 28, 2002 and 2001 and as of February 28, 2002 and August 31, 2001 included herein is unaudited. However, the Company's management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2002.

The Company's foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars, the Euro, and prior to January 1, 2002, Dutch guilders). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income (loss)," a component of shareholders' equity, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 - "Foreign Currency Translation" and SFAS No. 130 - "Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

Note 2 - Capital Stock Transactions

In September 2001, the Company announced that its Board of Directors had authorized the Company to repurchase shares of its no par value common stock ("Common Stock"), depending on market conditions, up to a limit of $100,000,000. As of April 11, 2002, the Company had purchased 1,111,400 shares at a cost of approximately $27,131,000 under this program.

Note 3 - Escrowed Cash for Performance Bond

In connection with a performance bond on a foreign project, the Company agreed to deposit in escrow with the issuer of the bond primarily advance payments received from the Company's customer. During the three months ended February 28, 2002, the Company deposited $96,500,000 into escrow pursuant to this agreement. This deposit is recorded as escrowed cash. As a result of the performance bond, the Company's customer agreed not to withhold retentions on the Company's billings. The Company believes that based on current contract terms and scope, its initial $96,5000,000 deposit represents its maximum escrow requirement for the project. The Company expects that the maximum balance will be retained in escrow until early to mid calendar 2003, at which time escrow funds will be released to the Company as the Company completes certain contract milestones. A final escrow amount of approximately $18,000,000 will be released to the Company upon initial contract acceptance as defined in the agreement, which is currently projected to occur in calendar 2005. The bonding company (or "surety") may draw on the escrow funds only to secure the surety from a defined loss. The escrowed funds are invested in short-term, high quality investments and investment income is remitted to the Company on a quarterly basis. The Company may request the surety to allow the Company to substitute a letter of credit for all or part of the cash escrow requirements.

Note 4 - Acquisitions

Acquisitions completed by the Company have generally been accounted for under the purchase method of accounting. Under the purchase method, the cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period ("allocation period") does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are included in the Company's operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, that may arise from these acquisitions may materially favorably or unfavorably impact the Company's future consolidated financial position or results of operations. The Company will account for future business combinations under SFAS No. 141 - "Business Combinations" (see Note 11 of Notes to Condensed Consolidated Financial Statements).

In connection with potential acquisitions, the Company incurs and capitalizes certain transaction costs, which include legal, accounting, consulting and other direct costs. When an acquisition is completed, these costs are capitalized as part of the acquisition price. The Company routinely evaluates capitalized transaction costs and expenses those costs related to acquisitions that are not likely to occur. Indirect acquisition costs, such as salaries, corporate overhead and other corporate services are expensed as incurred.

The operating results of the acquisitions accounted for as a purchase are included in the Company's condensed consolidated financial statements from the applicable date of the transaction.

Stone & Webster Acquisition

On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster, Incorporated ("Stone & Webster"), a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. The acquisition was concluded as part of a proceeding under Chapter 11 of the Bankruptcy Code for Stone & Webster. This transaction was accounted for under the purchase method of accounting.

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

The Company acquired a large number of contracts with either inherent losses or lower than market rate margins primarily because Stone & Webster's previous financial difficulties had negatively affected the negotiation and execution of the contracts. These contracts were adjusted to their estimated fair value as of acquisition date (July 14, 2000) and a liability (gross margin reserve) of $121,815,000 was established, including adjustments of $38,118,000 recorded during the allocation period. The amount of the accrued future cash losses on assumed contracts with inherent losses (contract loss reserve) was estimated to be approximately $41,700,000 (including approximately $5,400,000 of allocation period adjustments), and a liability of such amount was established. The adjustments to these reserves during the allocation period resulted from a more accurate determination of the actual contract status at acquisition date. Commencing with the initial recording of these reserves in the year ended August 31, 2000, the reserves have been reduced as work is performed on the contracts and such reduction in the reserve balances results in a reduction in cost of sales and a corresponding increase in gross profit. The reserve adjustments, as well as the decreases in the cost of sales for the periods indicated, are as follows (in thousands):

                                             NOVEMBER 30,                                        FEBRUARY 28,
                                                 2001            RESERVE       COST OF SALES         2002
Three months ended February 28, 2002            BALANCE         INCREASE        (DECREASE)         BALANCE
------------------------------------         ------------     ------------     -------------     ------------
Gross margin reserves                        $     35,743     $         --     $     (5,997)     $     29,746
Contract loss reserves                              5,703               --             (769)            4,934
                                             ------------     ------------     ------------      ------------
Total                                        $     41,446     $         --     $     (6,766)     $     34,680
                                             ============     ============     ============      ============


                                              AUGUST 31,                                         FEBRUARY 28,
                                                 2001           RESERVE        COST OF SALES         2002
Six months ended February 28, 2002             BALANCE          INCREASE        (DECREASE)         BALANCE
----------------------------------            ----------      ------------     -------------     ------------
Gross margin reserves                        $     43,801     $         --     $    (14,055)     $     29,746
Contract loss reserves                              6,906               --           (1,972)            4,934
                                             ------------     ------------     ------------      ------------
Total                                        $     50,707     $         --     $    (16,027)     $     34,680
                                             ============     ============     ============      ============


                                             NOVEMBER 30,                                        FEBRUARY 28,
                                                2000            RESERVE        COST OF SALES         2001
Three months ended February 28, 2001           BALANCE          INCREASE        (DECREASE)          BALANCE
------------------------------------         ------------     ------------     -------------     ------------
Gross margin reserves                        $     47,390     $     25,487     $    (18,870)     $     54,007
Contract loss reserves                             25,561           18,497           (7,924)           36,134
                                             ------------     ------------     ------------      ------------
Total                                        $     72,951     $     43,984     $    (26,794)     $     90,141
                                             ============     ============     ============      ============


                                              AUGUST 31,                                         FEBRUARY 28,
                                                 2000           RESERVE        COST OF SALES         2001
Six months ended February 28, 2001             BALANCE          INCREASE        (DECREASE)          BALANCE
----------------------------------           ------------     ------------     -------------     ------------
Gross margin reserves                        $     75,764     $     25,487     $    (47,244)     $     54,007
Contract loss reserves                             30,725           26,310          (20,901)           36,134
                                             ------------     ------------     ------------      ------------
Total                                        $    106,489     $     51,797     $    (68,145)     $     90,141
                                             ============     ============     ============      ============

The increases to the contract loss reserves and gross margin reserves during the three and six month periods ended February 28, 2001 were recorded during the allocation period.

The Company acquired several contracts under which Stone & Webster was contractually obligated to pay liquidated damages or for which the scheduled project completion date was beyond the contract completion date agreed to with the customer, which would require the Company to pay liquidated damages upon completion of the project. In addition, several acquired contracts contain warranty provisions requiring achievement of acceptance and performance testing levels or payment of filed liens or claims on the project. The Company recorded reserves of approximately $42,000,000 at acquisition date related to these contracts. During the three months ended

February 28, 2002, the Company paid approximately $1,000,000 with respect to these liabilities, representing the Company's first payment against these amounts. Additional payments are anticipated toward the completion of the contracts or during the warranty periods. The ultimate amount of these payments may vary depending upon the actual completion date compared to the current scheduled completion date, the amount needed to resolve the performance requirements, and final negotiations with the customers or lien holders. To the extent the final settlement or payment amount is different than the reserve established, the difference will be reflected in results of operations in the period the difference is known.

PPM Acquisition

In connection with its acquisition of PPM Contractors, Inc. in July 2000, the Company determined that PPM achieved certain target sales levels as of December 31, 2001, and as a result, the Company owed additional consideration to PPM of approximately $2,000,000 pursuant to the terms of the acquisition agreement. Accordingly, the Company issued 83,859 shares of Common Stock to cover its obligation under the agreement. The entire cost of approximately $2,000,000 associated with the issuance of these shares is recorded as of February 28, 2002 as an increase to goodwill for the PPM acquisition.

Note 5 - Inventories

The major components of inventories consist of the following (in thousands) as of the dates indicated:

                              February 28, 2002                               August 31, 2001
                  ------------------------------------------   ------------------------------------------
                    Weighted                                     Weighted
                     Average         FIFO          TOTAL          Average         FIFO          TOTAL
                  ------------   ------------   ------------   ------------   ------------   ------------
Finished Goods    $     34,007   $         --   $     34,007   $     33,126   $         --   $     33,126
Raw Materials            2,425         57,623         60,048          2,380         46,511         48,891
Work In Process            706          5,598          6,304            948          8,190          9,138
                  ------------   ------------   ------------   ------------   ------------   ------------
                  $     37,138   $     63,221   $    100,359   $     36,454   $     54,701   $     91,155
                  ============   ============   ============   ============   ============   ============

Note 6 - Investment in Unconsolidated Entities

During the three and six months ended February 28, 2002, the Company recognized no earnings from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). As of February 28, 2002 and August 31, 2001, the Company had outstanding receivables from Shaw-Nass totaling $6,104,000 and $6,178,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

During the three and six months ended February 28, 2002, the Company recognized earnings of approximately $1,013,000 and $1,164,000, respectively, from the operations of its EntergyShaw joint venture. The Company had outstanding trade accounts receivable from EntergyShaw totaling approximately $7,936,000 and $4,848,000 at February 28, 2002 and August 31, 2001, respectively.

As is common in the engineering, procurement and construction industries, the Company executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments included on the accompanying Condensed Consolidated Balance Sheets as of February 28, 2002 and August 31, 2001 are $10,457,000 and $10,966,000,
respectively, which generally represents the Company's cash contributions and earnings from these investments.

Note 7 - Debt

Revolving Lines of Credit

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit Facility to $350,000,000 from $300,000,000 and to eliminate the previous $150,000,000 limit on letters of credit. The Company also has the option to further increase the Credit Facility under existing terms to $400,000,000, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25,000,000 aggregate limit on the amount of the Company's Treasury Stock purchases and/or LYONs repurchases to be made subsequent to February 28, 2002, without prior consent. As of February 28, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At February 28, 2002, letters of credit of approximately $70,600,000 and no revolving credit loans were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at February 28, 2002 was approximately $279,400,000.

At February 28, 2002, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16,200,000. These subsidiaries had outstanding borrowings under these lines of approximately $9,179,000 at February 28, 2002.

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


The holders of the debt have the right to require the Company to repurchase the debt on the third, fifth, tenth, and fifteenth anniversaries at the then accreted value. The Company has the right to fund such repurchases with shares of its Common Stock, cash, or a combination of Common Stock (at the then current market value) and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the accreted value, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the accreted value, through cash payments, at any time after May 1, 2006.

Note 8 - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands) for the periods indicated:

                                                                         Three Months Ended           Six Months Ended
                                                                             February 28,                February 28,
                                                                          2002          2001          2002          2001
                                                                       ----------    ----------    ----------    ----------
Net income                                                             $   21,340    $   11,617    $   40,292    $   23,778
Foreign currency translation adjustments                                   (1,516)        1,213        (2,543)         (813)
Cumulative effect of adoption of FAS 133 on September 1, 2000                  --           (23)           --           (23)
Unrealized net gains (losses) on hedging activities, net of taxes             (88)           82          (177)           32
Unrealized net losses on securities available for sale, net of taxes           (1)         (885)         (149)         (885)
                                                                       ----------    ----------    ----------    ----------
Total comprehensive income                                             $   19,735    $   12,004    $   37,423    $   22,089
                                                                       ==========    ==========    ==========    ==========

The foreign currency translation adjustments primarily relate to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollars, Venezuelan Bolivars, and the Euro (Dutch guilder prior to January 1, 2002).

The Company's hedging activities (which are generally limited to foreign exchange transactions) during the three and six months ended February 28, 2002 and 2001 were not material.

Note 9 - Business Segments

The Company has segregated its business activities into two operating segments: integrated EPC services segment and manufacturing and distribution segment. The following table presents information about segment profits and assets (in thousands) for the periods indicated:

                                       INTEGRATED EPC     MANUFACTURING
                                           SERVICES      AND DISTRIBUTION     CORPORATE            TOTAL
                                       ---------------   ----------------  ---------------    ---------------
Three Months ended February 28, 2002
------------------------------------
Sales to external customers            $       547,283   $        18,944   $            --    $       566,227
Intersegment sales                               2,041             3,895                --              5,936
Net income                                      18,625             1,928               787             21,340
Goodwill                                       370,364                --                --            370,364
Total assets                                 1,124,769            64,924           632,402          1,822,095

Three Months ended February 28, 2001
------------------------------------
Sales to external customers            $       323,550   $        16,733   $            --    $       340,283
Intersegment sales                                  44             3,867                --              3,911
Net income (loss)                               10,990             1,020              (393)            11,617
Goodwill                                       329,974                --                --            329,974
Total assets                                   984,994            65,025            55,330          1,105,349

Six Months ended February 28, 2002
----------------------------------
Sales to external customers            $       983,369   $        36,467   $            --    $     1,019,836
Intersegment sales                               3,100             8,378                --             11,478
Net income                                      34,663             3,706             1,923             40,292

Six Months ended February 28, 2001
----------------------------------
Sales to external customers            $       725,385   $        33,655   $            --    $       759,040
Intersegment sales                                  53             9,050                --              9,103
Net income (loss)                               26,841             1,857            (4,920)            23,778

Note 10 - Earnings Per Common Share

Computations of basic and diluted earnings per share are presented below.


                                                      Three Months Ended             Six Months Ended
                                                          February 28,                 February 28,
                                                     2002           2001            2002           2001
                                                 ------------   ------------    ------------   ------------
                                                        (In thousands, except per share amounts)
BASIC:
Income available to common shareholders before
   extraordinary item                            $     21,340   $     11,820    $     40,292   $     23,981
Extraordinary item, net of taxes                           --           (203)             --           (203)
                                                 ------------   ------------    ------------   ------------
Net income for basic computation                 $     21,340   $     11,617    $     40,292   $     23,778
                                                 ============   ============    ============   ============

Weighted average common shares                         40,299         40,615          40,610         39,287
                                                 ============   ============    ============   ============

Basic earnings per common share
Income before extraordinary item                 $       0.53   $       0.29    $       0.99   $       0.61
Extraordinary item, net of taxes                           --             --              --             --
                                                 ------------   ------------    ------------   ------------
Net income per common share                      $       0.53   $       0.29    $       0.99   $       0.61
                                                 ============   ============    ============   ============

DILUTIVE:
Income available to common shareholders before
   extraordinary item                            $     21,340   $     11,820    $     40,292   $     23,981
Interest on convertible debt, net of taxes              2,652             --           5,284             --
                                                 ------------   ------------    ------------   ------------
Income for diluted computation                         23,992         11,820          45,576         23,981
Extraordinary item, net of taxes                           --           (203)             --           (203)
                                                 ------------   ------------    ------------   ------------
Net income for diluted computation               $     23,992   $     11,617    $     45,576   $     23,778
                                                 ============   ============    ============   ============

Weighted average common shares (basic)                 40,299         40,615          40,610         39,287
Effect of dilutive securities:
Stock options                                             600          1,571             828          1,564
Convertible debt                                        6,556             --           6,556             --
Escrow shares                                              --             --              --            205
                                                 ------------   ------------    ------------   ------------
Adjusted weighted average common shares and
   assumed conversions                                 47,455         42,186          47,994         41,056
                                                 ============   ============    ============   ============

Diluted earnings per common share
Income before extraordinary item                 $       0.51   $       0.28    $       0.95   $       0.58
Extraordinary item, net of taxes                           --             --              --             --
                                                 ------------   ------------    ------------   ------------
Net income per common share                      $       0.51   $       0.28    $       0.95   $       0.58
                                                 ============   ============    ============   ============

For the three and six months periods ended February 28, 2002, the Company had approximately 614,000 and 542,000 weighted-average incremental shares related to stock options that were excluded from the calculations of diluted income per share because they were antidilutive. For the three and six months ended February 28, 2001, no outstanding stock options were antidilutive.

Note 11 - Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (FASB) issued two new accounting standards SFAS No. 141 - "Business Combinations" and SFAS No. 142 - "Goodwill and Other Intangible Assets." These new standards significantly changed prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and, that impairment tests should be performed at least annually thereafter, with interim testing required if circumstances warrant.

Effective September 1, 2001, the Company adopted SFAS No. 141 and No. 142. Therefore, the Company has ceased to amortize goodwill in fiscal 2002. For the three months and six months ended February 28, 2001, goodwill amortization was approximately $4,000,000 and $7,900,000, respectively. Additionally, the Company has determined that its goodwill balances were not impaired as of September 1, 2001 and accordingly it has made no adjustments to its goodwill balances as a result of its adoption of SFAS No. 142.

SFAS No. 142 provides that prior year's results should not be restated. The following table presents the Company's comparative operating results for the three and six months ended February 28, 2002 and 2001 reflecting the exclusion of goodwill amortization expense in fiscal 2001.

                                                  Three Months Ended         Six Months Ended
                                                      February 28,              February 28,
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
                                                     (In thousands, except per share amounts)
Income before extraordinary items:
   As reported                                  $   21,340   $   11,820   $   40,292   $   23,981
   Goodwill amortization, net of tax effects            --        3,130           --        6,193
                                                ----------   ----------   ----------   ----------
  As adjusted                                   $   21,340   $   14,950   $   40,292   $   30,174
                                                ==========   ==========   ==========   ==========

Net income:
   As reported                                  $   21,340   $   11,617   $   40,292   $   23,778
   Goodwill amortization, net of tax effects            --        3,130           --        6,193
                                                ----------   ----------   ----------   ----------
  As adjusted                                   $   21,340   $   14,747   $   40,292   $   29,971
                                                ==========   ==========   ==========   ==========

Basic earnings per share:
   Net income as reported                       $     0.53   $     0.29   $     0.99   $     0.61
   Goodwill amortization, net of tax effects            --         0.07           --         0.15
                                                ----------   ----------   ----------   ----------
  As adjusted                                   $     0.53   $     0.36   $     0.99   $     0.76
                                                ==========   ==========   ==========   ==========

Diluted earnings per share:
   Net income as reported                       $     0.51   $     0.28   $     0.95   $     0.58
   Goodwill amortization, net of tax effects            --         0.07           --         0.15
                                                ----------   ----------   ----------   ----------
  As adjusted                                   $     0.51   $     0.35   $     0.95   $     0.73
                                                ==========   ==========   ==========   ==========

The Company's only significant amortizable intangible asset at February 28, 2002 was its proprietary ethelyene technology. At February 28, 2002, the gross carrying amount included in other assets and accumulated amortization for this asset was $28,600,00 and $2,860,000, respectively. The Company is amortizing this asset on a straight-line basis over 15 years and the annual amortization expense is approximately $1,900,000. This intangible asset is still subject to impairment testing.

Note 12 - Changes in Accounting Principles

The FASB also recently issued SFAS No. 143 - "Accounting for Asset Retirement Obligations." This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121 - "Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

Note 13 - Potential Acquisition of IT Group

In January 2002, the Company signed a definitive agreement with the The IT Group, Inc. ("IT Group") to acquire substantially all of IT Group's assets and businesses for approximately $105,000,000 and the assumption of certain liabilities. The agreement allows either party to elect to have up to 50% of the purchase price paid in shares of the Company's Common Stock. IT Group is a provider of diversified consulting, engineering, and construction, remediation and facilities management services.

In connection with the Company's agreement to purchase the assets and businesses of the IT Group, IT Group filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's agreement to purchase IT Group is, therefore, subject to approval of the U. S. Bankruptcy Court. Additionally, the Company, with the Bankruptcy Court's approval, has provided IT Group with a secured revolving debtor-in-possession ("DIP") credit facility of $55,000,000 to provide IT Group with liquidity for the operation of its businesses until the asset sale is finalized. The interest rate on the DIP credit facility is 3.5% over LIBOR. At February 28, 2002, the Company had provided IT Group with $44,000,000 under the DIP credit facility.

In March 2002, the Bankruptcy Court determined that IT Group's assets would be auctioned and established an auction date of April 18, 2002, and related bid qualification and auction procedures. If the Company is outbid in the auction, the acquiring company must pay the Company a break up fee of between $4,800,000 and $6,000,000 and repay the DIP loans outstanding. The Company may submit a revised offer during the auction.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at February 28, 2002, and the results of their operations for the three-month and six-month periods then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

General
-------

The Company is the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. While approximately 76% of Shaw's backlog at February 28, 2002 was attributable to the power generation industry, the Company also does work in the process industries and the environmental and infrastructure sectors. The Company's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which Shaw operates are cyclical. Because Shaw is able to provide services that are used in a broad range of industries, the Company's experience has generally been that downturns in certain of its industry sectors may be mitigated by opportunities in others.

The acquisition by the Company of Stone & Webster in July 2000 (i) more than doubled the size of the Company, (ii) significantly impacted the Company's operations by increasing the size and scope of the Company's engineering, procurement and construction businesses, and (iii) increased its working capital requirements. For additional information regarding the Stone & Webster acquisition, see Note 4 of Notes to Condensed Consolidated Financial Statements and also Item 2 -Liquidity and Capital Resources.

Historically, the Company has used acquisitions to pursue market opportunities and to augment or increase existing capabilities and plans to continue to do so. The Company is actively pursuing a plan to acquire most of the assets and businesses of The IT Group, Inc. ("IT Group"), as is more fully discussed below (see "Potential Acquisition of IT Group"). Any of the following comments concerning the Company's expectations for future sales and operating results are based on the Company's forecasts for its existing operations and does not include the potential impact of the IT Group acquisition or any other acquisition.

Critical Accounting Policies and Related Estimates That Have a Material Effect
------------------------------------------------------------------------------
on the Company's Consolidated Financial Statements
--------------------------------------------------

In accordance with recent Securities and Exchange Commission guidance, set forth below is a discussion of the accounting policies and related estimates that the Company believes are the most critical to understanding its consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. Information regarding the Company's other accounting policies is included in its Annual Report on Form 10-K for the year ended August 31, 2001.

Contract Revenue Recognition and Profit and Loss Estimates

A substantial portion of the Company's revenue is derived from engineering, procurement and construction ("EPC") contracts. The contracts may be performed as stand-alone engineering, procurement or construction contacts or as combined contracts (i.e., one contract that covers engineering, procurement and construction or a combination thereof). The Company utilizes accounting principles set forth in American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1 - "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and other applicable accounting standards to account for its long-term EPC contracts. The Company recognizes revenues for these contracts on the percentage-of-completion method, usually based on costs incurred to date, compared with total estimated contract costs. Most of the Company's contracts are cost reimbursable. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in revenues when their realization is reasonably assured.

Provisions for estimated losses for uncompleted EPC contracts are made in the period in which such losses are identified. The cumulative effect of other changes to estimated contract profit and loss, including those arising from contract penalty provisions, final contract settlements and reviews performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims are recorded in the year such amounts are resolved.

As is common to the construction industry and inherent in the nature of the Company's EPC contracts, it is possible that there will be future (and currently unknown) significant adjustments to the Company's currently estimated contract revenues, costs and gross margins for contracts currently in process, particularly in the latter stages of the contracts. These future adjustments could, depending on either the magnitude of the adjustments and/or the number of contracts being completed, materially (positively or negatively) affect the Company's operating results in an annual or quarterly reporting period. Such future adjustments are, in the opinion of the Company's management, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method (discussed above) for the Company's EPC contracts.

A.   Revenues and gross margins from cost reimbursable, long-term EPC contracts
     ---------------------------------------------------------------------------
     can be significantly affected by contract incentives/penalties that may not
     ---------------------------------------------------------------------------
     be known or recorded until the latter stages of the contracts.
     --------------------------------------------------------------
     Substantially all of the Company's revenues from cost-reimbursable EPC contracts are based on costs incurred plus the fee earned (before unrealized incentives/penalties). The application of the Company's revenue recognition practices for these types of contracts usually results in the Company recognizing revenues ratably with a consistent gross profit margin with the occurrence of costs and construction progress during most of the contract term (which may extend for one to five years).

     The Company's cost reimbursable contracts are generally structured as either target cost or cost plus contracts. Target cost contracts contain an incentive/penalty arrangement in which the Company's fee is adjusted, within certain limits, for cost underruns/overruns to an established (target) price, representing the Company's estimated cost and fee for the project. Cost plus contracts reimburse the Company for all of its costs, but generally limit the Company's fee to a fixed percentage of costs or to a certain specified amount. Usually, target-cost contracts are priced with higher fees than cost plus contracts because of the uncertainties relating to an adjustable fee arrangement. Additionally, both the target cost and cost reimbursable contracts frequently have other incentive and penalty provisions for such matters as liquidated damages and testing or performance results.

     Generally, the penalty provisions for the Company's cost reimbursable contracts are "capped" to limit the Company's monetary exposure to a portion of the contract gross margin. Although the Company believes it is unlikely that it could incur losses or lose all of its gross margin on its cost reimbursable contracts, it is possible for penalties to reduce or eliminate previously recorded profits. The incentive/penalty provisions are usually finalized as contract change orders either subsequent to negotiation with or verification by, the Company's customers.

     In most situations, the amount and impact of incentives/penalties are not, or cannot be, determined until the latter or completion stages of the contract, at which time the Company will record the adjustment amounts on a cumulative, catch-up basis.

B.   The accuracy of gross margins from fixed-price EPC contracts is dependent
     ---------------------------------------------------------------------------
     on the accuracy of cost estimates and other factors. The Company has a
     ----------------------------------------------------
     limited number of fixed price contracts, most of which were entered into on a negotiated basis. The Company has very few fixed price contacts that were awarded based on competitive bids.

     The accuracy of the gross margins the Company reports for fixed-price EPC contracts is dependent upon various judgments it makes with respect to its contract performance, its cost estimates, and its ability to recover additional contract costs through change orders or claims. Further, many of these contracts also have incentive/penalty provisions, which are not finalized until the latter or completion stages of the contract.

     The Company recognizes adjustments to the gross margin on fixed-priced EPC contracts for changes in its cost estimates, finalization of incentives/penalties, etc on a cumulative, catch-up method, when such adjustments are known or probable.

The revenue recognition policies related to the Company's fabrication contracts, consulting services, and pipe fittings and manufacturing operations are described in the Company's latest Form 10-K filed as of August 31, 2001. Because of the nature of the contracts and related work, estimates and judgments usually do not play as important a role in the determination of revenue and profit and loss for these services as they do for EPC contracts.

Acquisitions - Fair Value Accounting and Goodwill Impairment

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company's goodwill balance as of February 28, 2002 was approximately $370 million, most of which related to the Stone & Webster acquisition (see Note 4 of Notes to Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 142 - "Goodwill and Other Intangible Assets," which was issued in July 2001. SFAS No. 142 deals with, among other matters, the accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but that impairment of goodwill assets must be reviewed on a regular basis based on a fair value concept. SFAS No. 142 also removed certain differences between book and tax expense, which has resulted in a reduction of the Company's effective tax rate. If SFAS No. 142 had been in effect during fiscal 2001, the Company estimates that its fiscal 2001 diluted earnings per share would have been increased by approximately $0.07 per share and $0.15 per share for the three and six months ended February 28, 2001, respectively. This increase in diluted earnings per share would have resulted from the cessation of goodwill amortization and a lower effective tax rate.

The Company has completed the impairment tests required with the adoption of SFAS No. 142 and determined that its goodwill was not impaired. Further, there is no current indication that its goodwill is or will be impaired. However, the Company's businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of the Company's businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment could possibly be required in such circumstances.

Additionally, the Company's estimates of the fair values of the assets and liabilities it acquires in acquisitions are determined by reference to various internal and external data and judgments, including the use of third party experts. These estimates can and do differ from the basis or value (generally representing the acquired entity's actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities.

Accordingly, the Company's post acquisition financial statements are materially impacted by and dependent on the accuracy of management's fair value estimates and adjustments. These estimates can also have a positive or negative material affect on future reported operating results. Further, the Company's future operating results may also be positively or negatively materially impacted if the final values for the assets acquired or liabilities assumed in its acquisitions are materially different from the fair value estimates which the Company recorded for the acquisition.

Earnings Per Share and Potential Equity Effect of Convertible Debt (Lyons)

Effective May 1, 2001, the Company issued and sold $790 million (including $200 million to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The Company realized net proceeds after expenses from the issuance of this debt of approximately $490 million. The debt is senior unsecured obligations of the Company and is convertible into the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 maturity value ("contract conversion rate") or an effective conversion price of $77.03 at the date of issuance.

In addition to the above conversion feature, the holders of the debt have the right to require the Company to repurchase the debt on the third, fifth, tenth, and fifteenth anniversaries of issuance at the then accreted value. The Company has the right to fund such repurchases with shares of its Common Stock (at the current market value), or cash, or a combination of Common Stock (valued at the current market value) and cash.

The Company has, in accordance with SFAS No. 128 - "Earnings per Share", computed its diluted earnings per share using the "if converted method" assumption that the LYONs would be converted at the contract rate of 8.2988 shares per $1,000 maturity value (or an approximate equivalent conversion price of approximately $78.50 at February 28, 2002). Under this method the Company has reported diluted earnings per share to reflect approximately 6,556,000 additional shares on the basis that the debt would be converted into common stock at a rate of $8.2988 shares per $1,000 maturity value, if the effect was dilutive. Additionally, the Company has presented the debt as long-term debt (as opposed to equity) on its balance sheet.

It is the Company's plan to use cash to repurchase some, or all, of the convertible debt that may be submitted for repurchase. Therefore, pursuant to SFAS No. 128, the Company's financial statements do not reflect the effect on diluted earnings per share that could result from the issuance of additional shares of its Common Stock resulting from the submission by the holders of the convertible debt for repurchase on the specified anniversary dates. The Company believes, however, that depending on the magnitude of repurchase requests, it is possible that it could issue shares to satisfy a portion of any repurchase requirements. Further, it is possible that in adverse circumstances, such as a combination of a large number of repurchase requests, low stock price and/or liquidity or financing restraints, the Company could be required to issue a significant number of shares to satisfy its repurchase obligations and the number of shares actually issued could exceed the number of shares presently being utilized by the Company to compute diluted earnings per share. See Note 10 of Notes to Condensed Consolidated Financial Statements. The issuance of a large number of shares could significantly dilute the value of the Company's Common Stock and materially affect its diluted earnings per share calculations.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:

                                                                       Three Months Ended             Six Months Ended
                                                                           February 28,                  February 28,
                                                                       2002           2001           2002           2001
                                                                    ----------     ----------     ----------     ----------
Income:
      Sales                                                              100.0%         100.0%         100.0%         100.0%
      Cost of sales                                                       88.0           84.3           87.2           84.5
                                                                    ----------     ----------     ----------     ----------
        Gross profit                                                      12.0           15.7           12.8           15.5

General and administrative expenses                                        5.9            9.8            6.3            9.4
                                                                    ----------     ----------     ----------     ----------
      Operating income                                                     6.1            5.9            6.5            6.1

Interest expense                                                          (0.9)          (0.3)          (1.0)          (1.0)
Interest income                                                            0.4            0.1            0.5            0.1
Other income, net                                                           --             --             --             --
                                                                    ----------     ----------     ----------     ----------
                                                                          (0.5)          (0.2)          (0.5)          (0.9)
Income before income taxes, earnings (losses) from unconsolidated
      entities, and extraordinary item                                     5.6            5.7            6.0            5.2
Provision for income taxes                                                 2.0            2.2            2.2            2.0
                                                                    ----------     ----------     ----------     ----------
Income before earnings (losses) from unconsolidated entities
      and extraordinary item                                               3.6            3.5            3.8            3.2
Earnings (losses) from unconsolidated entities                             0.2             --            0.1             --
                                                                    ----------     ----------     ----------     ----------
Income before extraordinary item                                           3.8            3.5            3.9            3.2
Extraordinary item, net of taxes                                            --           (0.1)            --             --
                                                                    ----------     ----------     ----------     ----------
Net income                                                                 3.8%           3.4%           3.9%           3.2%
                                                                    ==========     ==========     ==========     ==========

Sales increased 66% to $566.2 million for the three months ended February 28, 2002 as compared to $340.3 million for the same period in the prior year. Sales increased 34% to $1,019.8 million for the six months ended February 28, 2002 as compared to $759.0 million for the same period in the prior year. Sales for the remaining two quarters of fiscal 2002 are expected to increase over the sales achieved in the three months and six months ended February 28, 2002, due to the work-off of some of the Company's backlog of approximately $4.5 billion as of February 28, 2002. The future sales increases will be partly attributable to EPC contracts requiring the procurement of large equipment items. Sales for the remainder of fiscal 2002 are also anticipated to be higher than the last two quarters of fiscal 2001. Because of the financial difficulties Stone & Webster incurred prior to its acquisition by the Company in the fourth quarter of fiscal 2000, Stone & Webster's backlog was negatively impacted. The Company's sales declined in the last three quarters of fiscal 2001 from the first quarter level at least partially as a result of the work-off and completion in the first quarter of 2001 of some of the projects assumed in the Stone and Webster acquisition. Revenues from both of the Company's business segments increased for both the three and six months ending February 28, 2002 with the integrated EPC services segment reflecting sales of $547.3 million and $983.4 million, respectively. Revenues from the manufacturing and distribution segment increased $2.2 million and $2.8 million for the quarter and six-month periods ended February 28, 2002, respectively. See Note 9 of Notes to Condensed Consolidated Financial Statements.

The Company's sales to customers in the following geographic regions approximated the following for the periods indicated:

                                    Three Months Ended February 28,
                                 2002                             2001
                      ----------------------------    ----------------------------
Geographic Region     (in millions)        %          (in millions)        %
-----------------     ------------    ------------    ------------    ------------
United States         $      454.5              80    $      260.7              77
Asia/Pacific Rim              44.2               8            22.8               7
Other North America           27.3               5            27.7               8
Europe                        24.0               4            19.0               5
South America                  8.3               2             2.6               1
Other                          5.4               1             7.3               2
Middle East                    2.5              --             0.2              --
                      ------------    ------------    ------------    ------------
                      $      566.2             100%   $      340.3             100%
                      ============    ============    ============    ============

                                      Six Months Ended February 28,
                                   2002                            2001
                      ----------------------------    ----------------------------
Geographic Region     (in millions)        %          (in millions)        %
-----------------     ------------    ------------    ------------    ------------
United States         $      818.9              80    $      612.3              81
Asia/Pacific Rim              73.4               7            46.3               6
Europe                        51.2               5            38.5               5
Other North America           49.4               5            42.2               6
South America                 12.7               1            11.0               1
Other                          8.2               1             8.0               1
Middle East                    6.0               1             0.7              --
                      ------------    ------------    ------------    ------------
                      $    1,019.8             100%   $      759.0             100%
                      ============    ============    ============    ============

Other North America includes Canada, Mexico and Bermuda. The February 2001 totals for the United States, Other North America and Other have been adjusted to reflect the current set of geographic regions.

United States (Domestic) Sales

Sales for domestic projects increased $193.8 million, or 74%, to $454.5 million for the three months ended February 28, 2002 from $260.7 million for the three months ended February 28, 2001. For the six months ended February 28, 2002, sales for domestic projects increased $206.7 million, or 34%, to $818.9 million from $612.3 million for the six months ended February 28, 2001. Domestic power generation sales increased $208.6 million and $266.5 million for the three and six months ended February 28, 2002, respectively, as compared with the same periods in fiscal 2001. The power generation sales increases were offset by sales decreases to the environmental and infrastructure industries and the process industries. Environmental and infrastructure sales for the three and six months ended February 28, 2002 decreased by $7.4 million and $27.4 million, respectively, as compared with the same periods in fiscal 2001. Process industries sales for the three and six months ended February 28, 2002, were approximately $12.2 million and $41.9 million, respectively, less than such sales for the same periods in fiscal 2001. These decreases were attributable to industry trends and the Company's decision not to pursue low margin projects such as those it assumed in the Stone & Webster acquisition. Domestic sales to other industries increased by approximately $4.8 million and $9.5 million for the three and six months periods ended February 28, 2002 as compared with the same periods in fiscal 2001.


International Sales

Sales for international projects increased $32.1 million, or 40%, to $111.7 million for the three months ended February 28, 2002 from $79.6 million for the same period of the prior year. Sales for international projects increased $54.2 million, or 37%, to $200.9 million for the six months ended February 28, 2002 from $146.7 million for the same period of the prior year. The sales increase in the Asia/Pacific Rim region was primarily a result of the work performed on a 600,000 tons per year ethylene plant in China that is scheduled for completion in fiscal 2005. Sales in Europe increased due to more power generation projects in those regions. Sales in Other North America were flat in the three months period ended February 28, 2002 but increased $7.2 million in the six months ended February 28, 2002 due to power generation projects which commenced in fiscal 2001. The Company sales in the Middle East have increased as a result of process industry sales. Sales in South America remain sluggish partly as a result of the political situation in Venezuela.

The Company's sales to customers in the following industry sectors approximated the following for the periods indicated:

                                                 Three Months Ended February 28,
                                               2002                           2001
                                   ----------------------------    ----------------------------
Industry Sector                    (in millions)        %          (in millions)        %
---------------                    ------------    ------------    ------------    ------------
Power Generation                   $      423.7              75    $      203.8              60
Process Industries                         67.6              12            66.7              20
Environmental and Infrastructure           35.3               6            42.7              12
Other Industries                           39.6               7            27.1               8
                                   ------------    ------------    ------------    ------------
                                   $      566.2             100%   $      340.3             100%
                                   ============    ============    ============    ============


                                                 Six Months Ended February 28,
                                               2002                           2001
                                   ----------------------------    ----------------------------
Industry Sector                    (in millions)        %          (in millions)        %
---------------                    ------------    ------------    ------------    ------------
Power Generation                   $      742.7              73    $      452.5              60
Process Industries                        124.6              12           150.2              20
Environmental and Infrastructure           72.6               7            99.9              13
Other Industries                           79.9               8            56.4               7
                                   ------------    ------------    ------------    ------------
                                   $    1,019.8             100%   $      759.0             100%
                                   ============    ============    ============    ============


Revenues from both domestic and international power generation projects for the three and six-month periods ended February 28, 2002 increased by a total of $219.9 million and $290.3 million, respectively, as compared with the three and six-month periods ended February 28, 2001. Revenues from United States and European operations were responsible for most of this increase. Process industries and environmental and infrastructure had sales decreases in the domestic markets. These domestic decreases were attributable to industry trends and the Company's decision not to pursue low margin projects such as those it assumed in the Stone & Webster acquisition. The increase in other industry sales, which includes the oil and gas exploration and production industry, was primarily attributable to foreign sales.

Gross profit increased 27% to $67.7 million in the three months ended February 28, 2002 from $53.5 million in the three months ended February 28, 2001 and increased 11% to $130.5 million in the six months ended February 28, 2002 from $117.6 million in the six months ended February 28, 2001. The gross profit margin percentage for the three-month period ended February 28, 2002 decreased to 12.0% from 15.7% for the same period the prior year. For the six-month period ended February 28, 2002, the gross profit margin percentage decreased to 12.8% from 15.5% for the same period of the prior year.

The Company is involved in numerous projects, and, as a result, the Company's consolidated gross profit margin percentages can be affected by many factors. These include matters, such as product mix (e.g., engineering and consulting versus construction and procurement), pricing strategies, foreign versus domestic work (profit margin percentages differ, sometimes substantially, depending on the location of the work) and adjustments to project profit estimates during the project term.

As a result of the Stone & Webster acquisition, additions to the Company's backlog in fiscal 2001 included a higher percentage over prior periods of (i) EPC contracts and (ii) EPC contracts that require the procurement of large equipment items. Accordingly, the percentage of the Company's sales related to EPC contracts and EPC contracts with large equipment purchases has increased during the first six months of fiscal 2002. Typically EPC contracts (particularly those with large equipment purchases) have lower gross profit margin percentages than the Company's prior historical gross profit margin percentages associated with pipe fabrication work.

Additionally, during fiscal 2001, as compared with prior periods, the Company entered into more cost reimbursable contracts as opposed to fixed price projects, many of which commenced in the latter part of fiscal 2001 and which impacted gross margins in the first six months of fiscal 2002. Cost reimbursable contracts generally allow the Company to recover any cost overruns. Therefore, cost reimbursable contracts are frequently priced with lower gross margin percentages than fixed price contracts (such as some of the contracts assumed in the Stone & Webster acquisition) because fixed priced contracts are usually bid with higher margins to compensate for cost overrun risks. The Company expects that a substantial portion of its work in the final six months of fiscal 2002 and fiscal 2003 will be performed pursuant to cost reimbursable contracts.

Because the Company has increased the number of (i) EPC contracts and EPC contracts requiring the procurement of large pieces of equipment and (ii) cost reimbursable contracts, the Company's gross profit margin percentages were lower in the first two quarters of fiscal 2002, compared with the same periods in fiscal 2001. Additionally, the Company expects that gross margin percentages will continue to be lower throughout fiscal 2002 versus fiscal 2001 as a result of these factors.

General and administrative expenses, exclusive of goodwill recorded in fiscal 2001, increased to approximately $33 million and $63.9 million for the three months and six months ended February 28, 2002 as compared with $29.5 million and $63.7 million for the similar periods ended February 28, 2001. The increase in general and administrative costs is a result of substantially increased sales in fiscal 2002 as compared with fiscal 2001. However, as a percentage of sales, general and administrative expenses, exclusive of goodwill recorded in fiscal 2001, decreased to 5.9% and 6.3% for the three months and six months ended February 28, 2002 compared with 8.7% and 8.4% for the same periods in fiscal 2001. The decrease in general and administrative costs as a percentage of sales is primarily attributable to cost savings realized from the integration of Stone & Webster and the Company's ability to limit general and administrative costs increases as sales volume has increased. The Company anticipates that total general and administrative expenses will continue to increase in the remaining quarters of fiscal 2002 over its first and second quarter 2002 levels, but that such expenses will also continue to decrease as a percentage of sales during these periods as a result of anticipated increases in sales.

In May 2001, the Company received approximately $490 million from the sale of 2.25% yield to maturity, 20-year zero coupon, unsecured, convertible debt Liquid Yield Option(TM) Notes (LYONs). The proceeds from this debt issue were used to pay off most of the Company's outstanding borrowings, including the Company's Credit Facility on which the Company had been paying an interest rate of approximately 10% for the quarter ended February 28, 2001. Interest expense for the quarter ended February 28, 2002 was $5.4 million, compared to $1.2 million for the same period of the prior fiscal year. For the six-month periods ended February 28, 2002 and 2001, interest expense was $11.2 million and $7.8 million, respectively. The Company's interest expense for the periods ended February 28, 2002 was higher than its interest expense for the same periods in fiscal 2001 because of interest costs associated with the LYONs borrowings and low levels of borrowings in fiscal 2001. In the quarter ended February 28, 2001, the Company had reduced its borrowings on its Credit Facility as a result of the receipt of funds in December 2000 from (i) its Common Stock offering and (ii) the sales of certain assets which were purchased in the Stone & Webster acquisition. The Company's interest costs include the amortization of loan fees associated with the LYONs and the Credit Facility, and therefore, the Company's interest expense is higher than would be expected based on its borrowing levels. The primary components (accretion of zero coupon discount interest and amortization of loan fees) of the Company's interest expense are non-cash charges.

Interest income for the three and six months ended February 28, 2002 was $2.4 million and $5.4 million, respectively, compared to $0.5 million and $1.1 million for the same periods of the prior fiscal year. The increase in interest income was attributable to the Company's investment of LYONs proceeds that were not used to reduce debt and/or have not been used for general corporate purposes.

The Company's effective tax rates for the quarters ended February 28, 2002 and 2001 were 36.0% and 38.7%, respectively. The Company's effective tax rates for the six months ended February 28, 2002 and 2001 were 36.0% and 38.8%, respectively. The tax rates for each period usually vary primarily due to the mix of foreign (including foreign export sales) versus domestic work. However, the Company's tax rate for the periods ended February 28, 2002 was less than 2001 tax rates primarily due to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 (see Financial Accounting Standards Board Statements). As a result of the Company's adoption of SFAS No. 142, it no longer recognizes goodwill amortization expense in its financial statements, a portion of which is not deductible for tax purposes.

Total backlog at February 28, 2002 and August 31, 2001 was approximately $4.5 billion at each period and represents a $1.4 billion increase over the $3.1 billion backlog reported at February 28, 2001. Approximately 86% of the backlog relates to domestic projects, and roughly 60% of the backlog relates to work currently anticipated to be completed during the 12 months following February 28, 2002. The Company's backlog is affected by the broader economic trends that impact the Company's customers and is important in anticipating operational needs.

In fiscal 2002, there has been a slowdown in construction activity and new construction awards for power generation projects, primarily as a result of less activity by certain Independent Power Producers ("IPPs") who have encountered financing or liquidity problems. However, only a limited number of these IPPs are customers of the Company. Therefore, the Company has been less impacted than some of its competitors in obtaining new power generation work and the Company's $3.4 billion backlog for power generation projects as of February 28, 2002 is comparable with its $3.5 billion power generation backlog at August 31, 2001.

Additionally, the planning for new projects by the power generation industry has been affected by recent economic forecasts which indicate the possibility that growth rates in the United States may be less than previously anticipated. In this regard, certain of the Company's customers are reviewing their future construction plans, with a focus on power generation projects that have not progressed beyond the planning stage, but the Company is not aware, however, of any plans by its customers to either cancel or terminate any projects in the Company's backlog. However, in March 2002, the owner of a 510 MW simple-cycle power plant to be located in the state of Tennessee gave Shaw notice of its intent to suspend the project. Shaw is executing the engineering, procurement and construction services for this project. It is expected that this project will restart in early calendar year 2003. Suspension of this project will not have a material impact on the future operations of the Company.

Although there has been a recent decline in construction awards for new power plants, and although no assurances can be given, the Company continues to believe that, on a long-term basis, there is a need for a substantial increase in power generation capacity in the United States.

The Company's backlog as of February 28, 2002 includes approximately $115 million of new environmental and infrastructure work which was awarded to the Company by sureties for IT Group, after IT Group filed for Bankruptcy protection in January 2002 and defaulted on the projects (see "Potential Acquisition of IT Group" below).

Backlog at February 28, 2002 by industry sector is as follows (in millions):

                   Power Generation                                                          $     3,424
                   Process Industries                                                                593
                   Environmental and Infrastructure                                                  323
                   Other Industries                                                                  138
                                                                                             -----------
                                                                                             $     4,478
                                                                                             ===========

Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations was $129.0 million for six months ended February 28, 2002 compared with $37.5 million of net cash used in operations for the same period of fiscal 2001. For the six months ended February 28, 2002, cash was increased by (i) net income of $40.3 million, (ii) deferred tax expense of $20.3 million, (iii) depreciation and amortization of $12.2 million and (iv) interest accretion and loan fee amortization of $10.2 million. Additionally, net cash was increased by changes in certain assets and liabilities of $61.3 million, comprised primarily of a decrease in receivables and increases in accounts payable, and advance billings and billings in excess of costs and estimated earnings on uncompleted contracts. These sources of cash were partially offset by an increase in inventories, prepaid expenses and excess of costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accrued liabilities. The net cash realized from the changes in the assets and liabilities were substantially attributable to the timing of collection of project revenues and billings and the payment of project costs and general and administrative expenses. The Company does not anticipate sustaining this level of cash provided from operations for the remainder of the fiscal year; however, it expects positive cash from operations for the year.

Additionally, the Company acquired a large number of contracts in the Stone & Webster acquisition with either inherent losses or lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster on negotiating and executing contracts prior to the acquisition. These contracts were adjusted to their fair value at acquisition date by establishing a gross margin reserve that reduces cost of sales for contracts as they are completed. Cost of sales was reduced by approximately $14.1 million and $47.2 million during the six months ended February 28, 2002 and 2001, respectively, through the utilization of this reserve, which is a non-cash component of income. The utilization of these reserves resulted in a corresponding increase in gross profit during the six months ended February 28, 2002 and 2001. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Net cash used in investing activities was $61.2 million for the first six months of fiscal 2002, compared to net cash provided of $130.2 million for the same period of the prior fiscal year. During the first six months of fiscal 2002, the Company purchased $34.9 million of property and equipment that included upgrades of corporate information systems and software programs and additions to the Company's equipment and facilities. The Company anticipates that property and equipment purchases for the remainder of fiscal 2002 will be substantially higher than historical levels due to the continuation of upgrading these systems and facilities. Further, as discussed below under "Potential Acquisition of IT Group " the Company provided a secured $44.0 million Debtor-in-Possession ("DIP") loan to IT Group. Maturities of marketable securities exceeded the purchase of new marketable securities by approximately $29.7 million. Additionally, the Company acquired an option, which expires in 2010, at a cost of approximately $12.2 million, to acquire additional office building space in the Baton Rouge area. This option was purchased to assure that the Company will have adequate office facilities to support future growth of its operations and the needs of its key vendors and customers in the Baton Rouge area.

Net cash used in financing activities totaled $24.5 million for the six months ended February 28, 2002, compared to $102.1 million of net cash provided in the first six months of fiscal 2001. During the six months ended February 28, 2002, the Company purchased approximately $27.1 million of treasury stock (1,111,400 shares) in accordance with a plan authorized by the Company's Board of Directors (see Note 2 of Notes to Condensed Consolidated Financial Statements and the following paragraph). Additionally, the Company made payments on debt and leases of approximately $3.7 million. The Company received proceeds from borrowings on foreign revolving credit lines of approximately $5.4 million that were incurred to support increases in foreign sales activity. The Company also received approximately $1.0 million from employees upon the exercise of stock options during the six months ended February 28, 2002.

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit Facility to $350 million from $300 million and to eliminate the previous $150 million limit on letters of credit. The Company also has the option to further increase the Credit Facility under existing terms to $400 million, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25 million aggregate limit on the amount of the Company's Treasury Stock purchases and/or LYONs repurchases to be made subsequent to February 28, 2002 without prior consent. As of February 28, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At February 28, 2002, letters of credit of approximately $70.6 million and no revolving credit loans were outstanding under this facility. The Company's total availability under the Credit Facility at February 28, 2002 was approximately $279.4 million.

Although the Company had no borrowings outstanding under the Credit Facility as of February 28, 2002, the Credit Facility is still fully available to the Company. As of February 28, 2002, the Credit Facility was being used to provide letters of credit to satisfy various project guarantee requirements. The Company has also previously used this Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster.

At February 28, 2002, the Company had working capital of approximately $501 million and unutilized borrowing capacity under its credit facilities of approximately $279 million. Additionally the Company anticipates having positive cash flow from operations over the next twelve months. If the Company's bid to acquire substantially all IT Group assets and businesses is successful, the Company could utilize more than $160 million of its working capital to fund this acquisition. The Company's future working capital requirements will also be impacted by such factors as (i) the amount of increased working capital necessary to support IT Group's operations, if the acquisition is completed,
(ii) the timing and negotiated payment terms of its projects, and (iii) its capital expenditures program. Accordingly, if the IT Group acquisition is completed, it is probable that the Company's working capital position will decrease during the next twelve months. However, the Company believes that its current working capital balance is in excess of its identified working capital needs, (based on its normal operations and IT Group acquisition) and that it will have sufficient working capital and borrowing capacity to fund its operations for the next twelve months.

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

Effective September 1, 2001, the Company adopted SFAS No. 141 and No. 142. Therefore, the Company has ceased to amortize goodwill in fiscal 2002. For the three months and six months ended February 28, 2001 goodwill amortization was approximately $4.0 million and $7.9 million, respectively. Additionally, the Company has determined that its goodwill balances were not impaired as of September 1, 2001, and accordingly, it has made no adjustments to its goodwill balances as a result of its adoption of SFAS No. 142.

The FASB also recently issued SFAS No. 143 - "Accounting for Asset Retirement Obligations." This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

Potential Acquisition of IT Group
---------------------------------

In January 2002, the Company signed a definitive agreement with the The IT Group, Inc. ("IT Group") to acquire substantially all of IT Group's assets and businesses for approximately $105 million and the assumption of certain liabilities. The agreement allows either party to elect to have up to 50% of the purchase price paid in shares of the Company's Common Stock. IT Group is a provider of diversified consulting, engineering, and construction, remediation and facilities management services.

In connection with the Company's agreement to purchase the assets and businesses of the IT Group, IT Group filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's agreement to purchase IT Group is, therefore, subject to approval of the U. S. Bankruptcy Court. Additionally, the Company, with the Bankruptcy Court's approval, has provided IT Group with a secured revolving debtor-in-possession ("DIP") credit facility of $55 million to provide IT Group with liquidity for the operation of its businesses until the asset sale is finalized. The interest rate on the DIP credit facility is 3.5% over LIBOR. At February 28, 2002, the Company had provided IT Group with $44 million under the DIP credit facility.

In March 2002, the Bankruptcy Court determined that IT Group assets would be auctioned and established an auction date of April 18, 2002, and related bid qualification and auction procedures. If the Company is outbid in the auction, the acquiring company must pay the Company a break up fee of between $4.8 million and $6.0 million and repay the DIP loans outstanding. The Company may submit a revised offer during the auction.

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

As of February 28, 2002, the Company had a $350 million credit facility ("Credit Facility") that permits both revolving credit loans and letters of credit. As of February 28, 2002, the Company had no outstanding revolving credit loans under the Credit Facility. The interest rate on this credit facility was either 4.75% (if the prime rate index had been chosen) or approximately 3.37% (if the LIBOR rate index had been chosen). The Company's total availability under the Credit Facility at February 28, 2002 was approximately $279.4 million. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion of this line of credit.

Foreign Currency Risks
----------------------

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses off-balance sheet hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency which is different than its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of February 28, 2002, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION


ITEM 2. - CHANGES IN SECURITIES

Effective March 23, 2001, the Company completed the acquisition of the assets of Scott, Sevin, & Schaffer, Inc. and Technicomp, Inc. in exchange for 157,710 shares of the Company's Common Stock. In connection with certain price protection covenants made by the Company in the acquisition agreement, the Company delivered an additional 12,973 shares of Common Stock.

Also, in connection with the acquisition of assets by the Company from PPM Contractors, Inc. ("PPM") effective as of July 14, 2000, the Company issued 83,859 additional shares as a result of certain target sales levels reached by the PPM businesses as of December 31, 2001.

The issuances of the shares of Common Stock in the foregoing acquisitions were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon exemption for non-public offerings contained in Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. Both of the acquisitions were private, negotiated transactions among the sellers of the business and the Company.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 25, 2002, the Company held its 2002 Annual Meeting of Shareholders. One proposal was submitted to a vote at the meeting. The proposal and the results of the vote on the proposal were as follows:

PROPOSAL NO. 1 - Election of Directors:

                  Name                            For                  Withheld
                  ----                            ---                  --------
         J. M. Bernhard, Jr.                 23,082,076                8,464,465
         William H. Grigg                    31,292,777                  253,764
         L. Lane Grigsby                     31,293,971                  252,570
         David W. Hoyle                      31,293,153                  253,388
         Albert McAlister                    31,292,523                  254,018
         John W. Sinders, Jr.                31,229,593                  316,948

There were no broker non-votes with respect to the election of directors.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

          2.1 Asset Purchase Agreement by and among The IT Group, Inc., Certain Subsidiaries of The IT Group, Inc. and The Shaw Group Inc. dated as of January 23, 2002 (filed herewith). Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

          2.2 Amendment No. 1 dated January 24, 2002 to the Asset Purchase Agreement dated as of January 23, 2002, by and among The Shaw Group Inc. and The IT Group, Inc. (filed herewith).

          2.3 Amendment No. 2 dated January 29, 2002 to the Asset Purchase Agreement dated as of January 23, 2002, by and among The Shaw Group Inc. and The IT Group, Inc. (filed herewith).

         10.1 Second Amended and Restated Credit Agreement Among The Shaw Group Inc., Banc One Capital Markets, Inc., Bank One, NA, and Firstar Bank, N.A., Credit Lyonnais New York Branch, and Union Planters Bank, N.A. dated as of February 28, 2002 (filed herewith).


B.       Reports on Form 8-K

         1. On January 16, 2002, the Company filed a Form 8-K, attaching a press release dated January 16, 2002 announcing that the Company and The IT Group, Inc. had signed a Letter of Intent for the Company to purchase substantially all of the assets of The IT Group, Inc.

         2. On January 29, 2002, the Company filed a Form 8-K, attaching a press release dated January 25, 2002 announcing that the Company and The IT Group, Inc. had signed a definitive purchase agreement for the Company to purchase substantially all of the assets of The IT Group, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE SHAW GROUP INC.



Dated:   April 15, 2002                     /s/ Robert L.  Belk
                                         -------------------------------
                                         Chief Financial Officer
                                         (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 2002.


A.       Exhibits

         EXHIBIT
         NUMBER                       DESCRIPTION
         -------                      -----------

          2.1     Asset Purchase Agreement by and among The IT Group, Inc.,
                  Certain Subsidiaries of The IT Group, Inc. and The Shaw Group
                  Inc. dated as of January 23, 2002 (filed herewith). Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

          2.2     Amendment No. 1 dated January 24, 2002 to the Asset Purchase
                  Agreement dated as of January 23, 2002, by and among The Shaw
                  Group Inc. and The IT Group, Inc. (filed herewith).

          2.3     Amendment No. 2 dated January 29, 2002 to the Asset Purchase
                  Agreement dated as of January 23, 2002, by and among The Shaw
                  Group Inc. and The IT Group, Inc. (filed herewith).

         10.1     Second Amended and Restated Credit Agreement Among The Shaw
                  Group Inc., Banc One Capital Markets, Inc., Bank One, NA, and
                  Firstar Bank, N.A., Credit Lyonnais New York Branch, and Union
                  Planters Bank, N.A. dated as of February 28, 2002 (filed herewith).