Form 10-Q
period 2002-05-31
SHAW GROUP INC
filed 2002-07-15
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended       May 31, 2002
                                        ----------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        -------------------  -------------------

         Commission File Number:                  0-22992
                                ------------------------------------------------

                               THE SHAW GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Louisiana                                   72-1106167
---------------------------------------  ---------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification Number)

4171 Essen Lane, Baton Rouge, Louisiana                    70809
---------------------------------------  ---------------------------------------
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

 Common stock, no par value, 41,889,977 shares outstanding as of July 12, 2002.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - May 31, 2002
                  and August 31, 2001                                                             3 - 4

               Condensed Consolidated Statements of Income - For the Three
                  Months and Nine Months Ended May 31, 2002 and 2001                              5

               Condensed Consolidated Statements of Cash Flows - For the Nine
                  Months Ended May 31, 2002 and 2001                                              6

               Notes to Condensed Consolidated Financial Statements                               7-19

    Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       20-34

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk                          35

Part II - Other Information

    Item 2. - Changes in Securities                                                               36

    Item 4. - Submission of Matters to a Vote of Security Holders                                 36

    Item 6. - Exhibits and Reports on Form 8-K                                                    36-37

Signature Page                                                                                    38

Exhibit Index                                                                                     39

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                  May 31,         August 31,
                                                                                   2002              2001
                                                                                ------------     ------------

Current assets:
      Cash and cash equivalents                                                 $    388,178     $    443,304
      Escrowed cash                                                                   96,500               --
      Marketable securities, held to maturity                                         49,987           45,630
      Accounts receivable, including retainage, net                                  501,944          341,833
      Accounts receivable from unconsolidated entity                                   2,302            4,848
      Inventories                                                                     98,987           91,155
      Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                    130,373           95,012
      Prepaid expenses                                                                23,268           10,660
      Deferred income taxes                                                           53,232           54,351
      Assets held for sale                                                             7,923            3,491
      Other current assets                                                            36,264            5,757
                                                                                ------------     ------------
              Total current assets                                                 1,388,958        1,096,041

Investment in and advances to unconsolidated entities, joint ventures
      and limited partnerships                                                        36,973           24,314

Investment in securities available for sale                                           10,636           10,490

Property and equipment, less accumulated depreciation
      of $76,102 at May 31, 2002 and $61,959 at
      August 31, 2001, respectively                                                  201,082          135,202

Goodwill                                                                             446,938          368,872

Other assets                                                                         116,235           66,935
                                                                                ------------     ------------
                                                                                $  2,200,822     $  1,701,854
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

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   May 31,         August 31,
                                                                                    2002              2001
                                                                                ------------      ------------

Current liabilities:
      Accounts payable                                                          $    311,514      $    181,936
      Accrued liabilities                                                            215,468            81,660
      Current maturities of long-term debt                                             7,909             2,365
      Short-term revolving lines of credit                                               532             3,909
      Current portion of obligations under capital leases                              2,247             2,313
      Deferred revenue - prebilled                                                    15,352             7,976
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                           374,341           244,131
      Accrued contract losses and reserves                                            58,204            50,707
                                                                                ------------      ------------
           Total current liabilities                                                 985,567           574,997

Long-term debt, less current maturities                                              518,188           509,684

Obligations under capital leases, less current obligations                             1,526             3,183

Deferred income taxes                                                                     --             8,247

Other liabilities                                                                      4,098             7,350

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value, no shares issued and outstanding                     --                --
      Common stock, no par value,
        41,888,127 and 41,012,292 shares outstanding, respectively                   494,326           437,015
      Retained earnings                                                              234,600           167,578
      Accumulated other comprehensive income (loss)                                  (10,319)           (6,200)
      Treasury stock, 1,112,050 shares at May 31, 2002                               (27,164)               --
                                                                                ------------      ------------
           Total shareholders' equity                                                691,443           598,393
                                                                                ------------      ------------
                                                                                $  2,200,822      $  1,701,854
                                                                                ============      ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                    Three Months Ended                     Nine Months Ended
                                                                          May 31,                               May 31,
                                                                   2002              2001              2002              2001
                                                               ------------      ------------      ------------      ------------

Income:
    Sales                                                      $    902,640      $    394,154      $  1,922,476      $  1,153,194
    Cost of sales                                                   816,679           328,624         1,706,063           970,078
                                                               ------------      ------------      ------------      ------------
      Gross profit                                                   85,961            65,530           216,413           183,116

General and administrative expenses                                  42,400            30,925           106,334            94,557
Goodwill amortization                                                    --             4,200                --            12,097
                                                               ------------      ------------      ------------      ------------
    Total general and administrative expenses                        42,400            35,125           106,334           106,654

Operating income                                                     43,561            30,405           110,079            76,462

Interest expense                                                     (5,872)           (2,206)          (17,108)          (10,007)
Interest income                                                       3,972             2,591             9,393             3,649
Other expenses, net                                                    (661)           (1,275)             (217)           (1,435)
                                                               ------------      ------------      ------------      ------------
                                                                     (2,561)             (890)           (7,932)           (7,793)
Income before income taxes and earnings (losses) from
    unconsolidated entities                                          41,000            29,515           102,147            68,669
Provision for income taxes                                           14,754            11,452            36,773            26,644
                                                               ------------      ------------      ------------      ------------
Income before earnings (losses) from unconsolidated entities         26,246            18,063            65,374            42,025
Earnings (losses) from unconsolidated entities, net of  taxes           484              (173)            1,648              (357)
                                                               ------------      ------------      ------------      ------------
Net income                                                     $     26,730      $     17,890      $     67,022      $     41,668
                                                               ============      ============      ============      ============

Net income per common share:
    Basic income per common share                              $       0.66      $       0.44      $       1.65      $       1.05
                                                               ============      ============      ============      ============

    Diluted income per common share                            $       0.61      $       0.42      $       1.56      $       1.00
                                                               ============      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                                May 31,
                                                                                          2002            2001
                                                                                       ----------      ----------

Cash flows from operating activities:
     Net income                                                                        $   67,022      $   41,668
     Deferred income taxes                                                                 33,652          25,700
     Depreciation and amortization                                                         19,535          25,999
     Utilization of gross margin reserves                                                 (19,582)        (60,794)
     Accretion of interest on discounted convertible long-term debt                         8,607             947
     Amortization of deferred debt issue costs                                              6,796           3,171
     Other                                                                                 (1,596)            953
     Changes in assets and liabilities (excluding cash and
        those relating to investing and financing activities)                             124,458         (84,762)
                                                                                       ----------      ----------
Net cash provided by (used in) operating activities                                       238,892         (47,118)

Cash flows from investing activities:
     Investment in subsidiaries, net of cash received                                     (90,166)           (142)
     Purchases  of marketable securities held to maturity                                 (88,180)        (31,895)
     Maturities of marketable securities held to maturity                                  83,823              --
     Purchases of property and equipment                                                  (60,034)        (15,054)
     Purchase of real estate option                                                       (12,183)             --
     Receipt from (investment in) joint ventures and unconsolidated subsidiaries            2,199          (4,089)
     Investment in DIP loan - Beneco                                                       (1,550)             --
     Investment in securities available for sale                                               --          (1,241)
     Acquisitions, return of funds                                                             --          22,750
     Proceeds from sale of assets                                                             683         119,159
                                                                                       ----------      ----------
Net cash provided by (used in) investing activities                                      (165,408)         89,488

Cash flows from financing activities:
     Purchase of treasury stock                                                           (27,131)             --
     Repayment of debt and leases                                                          (3,793)        (43,245)
     Net borrowings (repayments) on revolving credit agreements                            (3,326)       (234,143)
     Net proceeds from issuance of debt                                                        --         491,399
     Issuance of common stock                                                               2,208         147,896
     Deferred credit costs                                                                   (258)             --
                                                                                       ----------      ----------
Net cash provided by (used in) financing activities                                       (32,300)        361,907
Effect of exchange rate changes on cash                                                       190            (610)
                                                                                       ----------      ----------

Net increase (decrease) in cash and cash equivalents                                       41,374         403,667
Cash and cash equivalents - beginning of period                                           443,304          21,768
                                                                                       ----------      ----------
Cash and cash equivalents - end of period                                              $  484,678      $  425,435
                                                                                       ==========      ==========

Supplemental disclosure:
     Noncash investing and financing activities:
        Common stock issued to acquire subsidiary                                      $   52,463      $    6,274
                                                                                       ==========      ==========
        Common stock issued as additional consideration for PPM acquisition
           completed in fiscal 2000                                                    $    1,971      $       --
                                                                                       ==========      ==========
        Investment in securities available for sale acquired in lieu of interest
           payment                                                                     $      412      $      705
                                                                                       ==========      ==========
        Payment of liability with securities available for sale                        $       --      $    7,000
                                                                                       ==========      ==========
        Property and equipment acquired through issuance of debt                       $       --      $    6,145
                                                                                       ==========      ==========
        Increase (decrease) in market value of securities available for sale           $     (266)     $      503
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

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month and nine-month periods ended May 31, 2002 and 2001 and as of May 31, 2002 and August 31, 2001 included herein is unaudited. However, the Company's management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2002.

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

Note 2 - Treasury Stock Transactions

In September 2001, the Company announced that its Board of Directors had authorized the Company to repurchase shares of its no par value common stock ("Common Stock"), depending on market conditions, up to a limit of $100,000,000. As of July 10, 2002, the Company had purchased 1,111,400 shares at a cost of approximately $27,131,000 under this program.

Additionally, in March 2002, 650 shares, valued at approximately $33,000, were returned to the Company with respect to the finalization of the Scott, Sevin & Schaffer, Inc. acquisition which was completed in March 2001.

Note 3 - Escrowed Cash for Performance Bond

In connection with a performance bond on a foreign project, the Company agreed to deposit in escrow with the issuer of the bond primarily advance payments received from the Company's customer. During the nine months ended May 31, 2002, the Company deposited $96,500,000 into escrow pursuant to this agreement. This deposit is recorded as escrowed cash. As a result of the performance bond, the Company's customer agreed not to withhold retentions on the Company's billings. The Company believes that based on current contract terms and scope, its initial $96,500,000 deposit represents its maximum escrow requirement for the project. The Company expects that the maximum balance will be retained in escrow until early to mid calendar 2003, at which time escrow funds will be released to the Company as the Company completes certain contract milestones. A final escrow amount of approximately $18,000,000 will be released to the Company upon initial contract acceptance as defined in the agreement, which is currently projected to occur in calendar 2005. The bonding company (or "surety") may draw on the escrow funds only to secure the surety from a defined loss. The escrowed funds are invested in short-term, high quality investments and investment income is remitted to the Company on a quarterly basis. The Company may request the surety to allow the Company to substitute a letter of credit for all or part of the cash escrow requirements.

Note 4 - Acquisitions

SFAS No. 141 - "Business Combinations" (see Note 11 of Notes to Condensed Consolidated Financial Statements) requires that all acquisitions initiated after June 30, 2001 be recorded utilizing the purchase method of accounting. Additionally, most of the Company's acquisitions that were completed prior to June 30, 2001 were also accounted for under the purchase method of accounting. Under the purchase method, the cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period ("allocation period") does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are included in the Company's operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, that may arise from these acquisitions may materially favorably or unfavorably impact the Company's future consolidated financial position or results of operations.

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

IT Group Acquisition

During fiscal year 2002, the Company entered into a purchase agreement to acquire substantially all of the operating assets of The IT Group, Inc. ("IT Group") and its subsidiaries, including its wholly-owned subsidiary Beneco Enterprises, Inc. ("Beneco"). IT Group and Beneco are referred to herein collectively as "ITG." Both IT Group and Beneco are each subject to separate Chapter 11 bankruptcy reorganization proceedings.

On May 3, 2002, the Company acquired substantially all of the operating assets and assumed certain liabilities of the IT Group and its subsidiaries, excluding Beneco. IT Group was a leading provider of diversified environmental consulting, engineering, construction, remediation and facilities management services. The primary reasons for the acquisition were to diversify and expand the Company's revenue base into less cyclical industries and to pursue additional opportunities in the environmental, infrastructure, and Homeland Defense markets. The Company formed a new wholly-owned subsidiary, Shaw Environmental and Infrastructure, Inc. ("Shaw E&I") into which it will combine the operations of the acquired ITG businesses and the Company's existing environmental and infrastructure operations.

The acquisition was completed as part of a Chapter 11 bankruptcy proceeding for the IT Group. The purchase price included the following components: (i) cash of approximately $40,400,000, net of approximately $12,100,000 cash received at closing, (ii) 1,671,336 shares of Common Stock valued at approximately $52,463,000, (iii) assumption by the Company of the outstanding balance ($50,000,000) debtor-in-possession financing provided to The IT Group by the Company, (iv) transaction costs of approximately $10,000,000, and (v) the Company's receipt of approximately $10,200,000 from a surety for the IT Group to complete certain IT Group contracts which was reflected as a reduction of the purchase price.

On June 15, 2002, the Company acquired substantially all of the assets (approximately $32,000,000) and assumed certain liabilities (approximately $17,000,000) of Beneco. Beneco was a wholly-owned subsidiary of the IT Group whose primary business was facilities management for governmental and military facilities. The Beneco acquisition was completed as part of a Chapter 11 bankruptcy proceeding, which is separate and independent of the IT Group's bankruptcy proceeding. The Beneco purchase price includes (i) approximately $650,000 in cash paid at closing, (ii) assumption by the Company of the outstanding balance ($1,500,000) debtor-in-possession financing provided to Beneco by the Company, (iii) transaction costs of approximately $1,500,000, and
(iv) receipt of $3,300,000 from a surety for the Company to complete certain contracts, which will be reflected as a reduction of the purchase price. Because the Beneco acquisition was completed after May 31, 2002, the Company's financial statements as of May 31, 2002 do not include the acquired assets and assumed liabilities, nor any operating results of Beneco. Upon inclusion of Beneco's assets and liabilities in the aggregate purchase price allocation of ITG, the Company believes its goodwill will be reduced by approximately $15,000,000.

In conjunction with the acquisitions of the IT Group and Beneco, the Company entered into agreements with two surety companies. In exchange for the Company's agreeing to complete certain of the ITG's bonded contracts (i) the sureties paid the Company approximately $13,500,000 in cash, which was reflected as reductions of the purchase price of IT Group and Beneco, and (ii) the sureties assigned to the Company their rights to Debtor-in-Possession financing of approximately $20,000,000 which the sureties had provided to Beneco. Of the $13,500,000 cash received from the sureties, approximately $10,200,000 was allocated to the IT Group purchase price and $3,300,000 to the Beneco purchase price.

The Company believes, pursuant to the terms of both the IT Group and the Beneco acquisition agreements (collectively "the acquisition agreements"), that it has assumed only certain liabilities ("assumed liabilities") of the IT Group and Beneco as specified in the acquisition agreements. The Company has estimated that its total of assumed liabilities are approximately $256,000,000. Further, the acquisition agreements also provide that certain other liabilities of the IT Group and Beneco, including but not limited to outstanding borrowings, leases, contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, are specifically excluded ("excluded liabilities") from the Company's transactions. The Company, however, cannot provide assurance that it does not have any exposure to the excluded liabilities because, among other matters, the bankruptcy courts have not finalized their validation of the claims filed with the courts. Additionally, the Company has not completed its review of liabilities that have been submitted to the Company for payment. Accordingly, the Company's estimate of the value of the assumed liabilities may change as a result of the validation of the claims by the bankruptcy courts or other factors which may be identified during its review/processing of liabilities.

The IT Group acquisition was recorded as a purchase, and accordingly, the Company's results of operations include those of the acquired IT Group businesses from the date of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on the estimated fair value as of May 3, 2002, as set fourth in the table below (in thousands). The following allocation is preliminary and is subject to revision during the allocation period as the Company has not obtained all necessary appraisals of the property and equipment purchased nor has the Company completed the process of obtaining information about the fair value of the acquired assets and assumed liabilities. All of the goodwill from this transaction will be allocated to the Company's Environmental and Infrastructure segment.

Accounts receivable and costs and earnings in excess of billings on uncompleted contracts                 $ 193,510
Property, plant and equipment                                                                                27,500
Deferred income taxes                                                                                        35,000
Other assets                                                                                                 49,260
Goodwill                                                                                                     76,383
Accounts payable                                                                                           (189,898)
Billings in excess of cost and estimated earnings on uncompleted contracts                                   (8,876)
Gross margin reserves                                                                                       (30,000)
Debt and bank loans                                                                                          (7,511)
Other liabilities                                                                                            (2,739)
                                                                                                          ---------
   Purchase price (net of cash received at acquisition and from surety of $22,334)                        $ 142,629
                                                                                                          =========

The following summarized pro-forma income statement data reflects the impact the acquisition of the IT Group would have had on the three months and nine months ended May 31, 2002 and 2001, respectively, as if the acquisition had taken place at the beginning of the applicable fiscal year (in thousands, except per share amounts):

                                                                                       UNAUDITED PRO-FORMA
                                                                                          RESULTS FOR THE
                                                                                      THREE MONTHS ENDED MAY 31,
                                                                                  --------------------------------
                                                                                       2002               2001
                                                                                  --------------    --------------
         Gross revenue                                                            $    1,044,805    $      728,569
                                                                                  ==============    ==============
         Loss from continuing operations                                          $       21,400    $       34,511
                                                                                  ==============    ==============
         Basic earnings from continuing operations per common share               $         0.51    $         0.81
                                                                                  ==============    ==============
         Diluted earnings from continuing operations per common share             $         0.48    $         0.76
                                                                                  ==============    ==============

                                                                                       UNAUDITED PRO-FORMA
                                                                                          RESULTS FOR THE
                                                                                      NINE MONTHS ENDED MAY 31,
                                                                                  --------------------------------
                                                                                       2002              2001
                                                                                  --------------    --------------
         Gross revenue                                                            $    2,582,104    $    2,188,238
                                                                                  ==============    ==============
         Loss from continuing operations                                          $      (49,494)   $       65,313
                                                                                  ==============    ==============
         Basic earnings from continuing operations per common share               $        (1.17)   $         1.57
                                                                                  ==============    ==============
         Diluted earnings from continuing operations per common share             $        (1.17)   $         1.50
                                                                                  ==============    ==============

The unaudited pro-forma results for the three months and nine months ended May 31, 2002 and 2001 have been prepared for comparative purposes only and do not purport to be indicative of the amounts which actually would have resulted had the acquisition occurred on September 1, 2000 or which may be realized in the future.

Included in IT Group's and the pro forma results for the nine-month period ended May 31, 2002 is a $167,000,000 reduction in revenues from a reduction of accounts receivable to estimated net realizable value. During the fourth quarter of 2001, IT Group recorded a charge to reduce accounts receivable and revenues by $167,000,000, including $35,000,000 relating to estimated claims recovery. This charge resulted from changes in estimates caused by vendor issues, liquidity issues, and ultimately IT Group's filing for protection under the Chapter 11 of the U.S. Bankruptcy Code. All of the preceding factors led to IT Group's inability to complete contracts and were factors in recording the charge.

Also included in IT Group's and the pro forma results for the nine-month period ended May 31, 2002 is a special charge of $15,400,000, comprised of the write-off of $5,000,000 of officers' loans (notes receivable from employees) and a $10,000,000 facilities charge relating primarily to minimum lease commitments and the associated payment obligations due after 2001. In addition, general and administrative expenses included in IT Group's and the pro forma results for the nine-month period ended May 31, 2002 were significantly higher than the comparative period in 2001 due to non-recurring adjustments of approximately $35,000,000 comprised of $12,500,000 for legal and consulting expenses associated with IT Group's bankruptcy estate proceedings and $22,500,000 resulting primarily from employee related accruals and the write-off of various assets.

Included in IT Group's and the pro forma results for the nine-month period ended May 31, 2001 is a special charge of $40,700,000, comprised of $37,500,000 for changes in estimates on accounts receivable and $3,200,000 relating to other items. The accounts receivable portion of the charge primarily reduced the carrying value of project claims which have been in protracted litigation and adjusted the close-out value of certain acquired accounts receivable. In the fourth quarter of calendar 2000, IT Group adopted a strategy to accelerate the resolution of these project claims. The special charge related to the project claims represented estimates of reduced recoverability of the project claims under the acceleration resolution strategy as part of the Company's debt reduction plan. Many of these project claims were acquired as part of IT Group's previous business combinations.

The Company acquired with the IT Group purchase certain contracts with lower than market rate margins primarily because IT Group had entered into some lower margin contracts to improve its cash flow. These contracts were adjusted to their estimated fair value as of the acquisition date (May 3, 2002) and a liability (gross margin reserve) of approximately $30,000,000 was established. As discussed above, the Company has not completed the process of obtaining information about the fair value of the acquired assets and assumed liabilities including the fair value of the assumed contracts. Therefore, the amount of the gross margin reserves is preliminary and subject to revision. Commencing with the initial recording of these reserves on May 3, 2002, the reserves are reduced as work is performed on the contracts and such reduction in the reserve balance results in a reduction in cost of sales and a corresponding increase in gross profit. The reduction of these reserves for the period ended May 31, 2002 is not material. The activity in these reserves is included in the table at the end of this Note 4.

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

The Company believes that, pursuant to the terms of the Stone & Webster acquisition agreement, it assumed only certain specified liabilities, which the Company has estimated to be approximately $740,000,000. The Company believes that liabilities excluded from this acquisition include liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the "excluded items"). The Company, however, cannot provide assurance that it has no exposure with respect to the excluded items because, among other things, the bankruptcy court has not finalized its validation of claims filed with the court. The final amount of assumed liabilities may change as a result of the validation of the claims process; however, the Company believes, based on its review of claims filed, that any such adjustment to the assumed liabilities and future operating results will not be material.

The Company acquired a large number of contracts with either inherent losses or lower than market rate margins primarily because Stone & Webster's previous financial difficulties had negatively affected the negotiation and execution of the contracts. These contracts were adjusted to their estimated fair value as of the acquisition date (July 14, 2000) and a liability (gross margin reserve) of $121,815,000 was established, including adjustments of $38,118,000 recorded during the allocation period. The amount of the accrued future cash losses on assumed contracts with inherent losses (contract loss reserve) was estimated to be approximately $41,700,000 (including approximately $5,400,000 of allocation period adjustments), and a liability of such amount was established. The adjustments to these reserves during the allocation period resulted from a more accurate determination of the actual contract status at acquisition date. Commencing with the initial recording of these reserves in the year ended August 31, 2000, the reserves have been reduced as work is performed on the contracts and such reduction in the reserve balances results in a reduction in cost of sales and a corresponding increase in gross profit. The reserve adjustments, as well as the decreases in the cost of sales for the periods indicated, are included in the table at the end of this Note 4.

The Company acquired several contracts under which Stone & Webster was contractually obligated to pay liquidated damages or for which the scheduled project completion date was beyond the contract completion date agreed to with the customer, which would require the Company to pay liquidated damages upon completion of the project. In addition, several acquired contracts contained warranty provisions requiring achievement of acceptance and performance testing levels or payment of filed liens or claims on the project. The Company recorded reserves of approximately $42,000,000 at the acquisition date related to these contracts. During the three and nine months ended May 31, 2002, the Company paid approximately $900,000 and $1,900,000, respectively, related to these liabilities; therefore, the remaining reserve balance is approximately $40,100,000. Additional payments are anticipated toward the completion of the contracts or during the warranty periods. The ultimate amount of these payments may vary depending upon the actual completion date compared to the current scheduled completion date, the amount needed to resolve the performance requirements, and final negotiations with the customers or lien holders. To the extent the final settlement or payment amount is different than the reserve established, the difference will be reflected in results of operations in the period the difference is known.

PPM Acquisition

In connection with its acquisition of substantially all of the assets of PPM Contractors, Inc. ("PPM") in July 2000, the Company determined that PPM achieved certain target sales levels as of December 31, 2001, and as a result, the Company owed additional consideration to PPM of approximately $2,000,000 pursuant to the terms of the acquisition agreement. Accordingly, the Company issued 83,859 shares of Common Stock to cover its obligation under the agreement. The entire cost of approximately $2,000,000 associated with the issuance of these shares is recorded as of May 31, 2002 as an increase to goodwill for the PPM acquisition.

Gross Margin and Contract Loss Reserves

The following table presents the additions to and utilization of the gross margin reserves and contract loss reserves for both the IT Group and Stone & Webster acquisitions on a combined basis for the periods indicated (in thousands):

                                         February 28,                         Cost of             May 31,
                                            2002             Reserve            Sales              2002
Three months ended May 31, 2002            Balance           Increase        (Decrease)           Balance
-------------------------------          ------------      ------------      ------------       ------------

Gross margin reserves                    $     29,746      $     30,000      $     (5,527)      $     54,219
Contract loss reserves                          4,934                --              (949)             3,985
                                         ------------      ------------      ------------       ------------
Total                                    $     34,680      $     30,000      $     (6,476)      $     58,204
                                         ============      ============      ============       ============

                                          August 31,                           Cost of            May 31,
                                            2001             Reserve            Sales              2002
Nine months ended May 31, 2002             Balance           Increase         (Decrease)          Balance
------------------------------           ------------      ------------      ------------       ------------

Gross margin reserves                    $     43,801      $     30,000      $    (19,582)      $     54,219
Contract loss reserves                          6,906                --            (2,921)             3,985
                                         ------------      ------------      ------------       ------------
Total                                    $     50,707      $     30,000      $    (22,503)      $     58,204
                                         ============      ============      ============       ============


                                         February 28,        Reserve           Cost of
                                              2001           Increase           Sales           May 31, 2001
Three months ended May 31, 2001             Balance         (Decrease)        (Decrease)           Balance
-------------------------------          ------------      ------------      ------------       ------------

Gross margin reserves                    $     54,007      $     12,631       $    (13,550)      $     53,088
Contract loss reserves                         36,134           (15,166)            (4,146)            16,822
                                         ------------      ------------       ------------       ------------
Total                                    $     90,141      $     (2,535)      $    (17,696)      $     69,910
                                         ============      ============       ============       ============

                                          August 31,                           Cost of
                                            2000              Reserve           Sales           May 31, 2001
Nine months ended May 31, 2001             Balance           Increase         (Decrease)           Balance
------------------------------           ------------      ------------      ------------       ------------

Gross margin reserves                    $     75,764      $     38,118      $    (60,794)      $     53,088
Contract loss reserves                         30,725            11,144           (25,047)            16,822
                                         ------------      ------------      ------------       ------------
Total                                    $    106,489      $     49,262      $    (85,841)      $     69,910
                                         ============      ============      ============       ============

Note 5 - Inventories

The major components of inventories consist of the following (in thousands) as of the dates indicated:

                                               May 31, 2002                                        August 31, 2001
                             ------------------------------------------------      ------------------------------------------------
                               Weighted                                              Weighted
                                Average            FIFO              TOTAL            Average            FIFO               TOTAL
                             ------------      ------------      ------------      ------------      ------------      ------------

Finished Goods               $     33,082      $         --      $     33,082      $     33,126      $         --      $     33,126
Raw Materials                       2,607            56,063            58,670             2,380            46,511            48,891
Work In Process                       895             6,340             7,235               948             8,190             9,138
                             ------------      ------------      ------------      ------------      ------------      ------------
                             $     36,584      $     62,403      $     98,987      $     36,454      $     54,701      $     91,155
                             ============      ============      ============      ============      ============      ============

Note 6 - Investment in Unconsolidated Entities

During the three and nine months ended May 31, 2002, the Company recognized a $500,000 loss from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). As of May 31, 2002 and August 31, 2001, the Company had outstanding receivables from Shaw-Nass totaling $5,979,000 and $6,178,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

During the three and nine months ended May 31, 2002, the Company recognized earnings of approximately $984,000 and $2,148,000, respectively, from the operations of its EntergyShaw joint venture. The Company had outstanding trade accounts receivable from EntergyShaw totaling approximately $2,302,000 and $4,848,000 at May 31, 2002 and August 31, 2001, respectively. Additionally, the Company received a distribution of $2,000,000 from Entergy/Shaw during the three months ended May 31, 2002.

As is common in the engineering, procurement and construction industries, the Company executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments included on the accompanying Condensed Consolidated Balance Sheets as of May 31, 2002 and

August 31, 2001 are $22,968,000 and $10,966,000, respectively, which generally represents the Company's cash contributions and earnings from these investments, net of distributions received.

Note 7 - Debt

Revolving Lines of Credit

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit Facility to $350,000,000 from $300,000,000 and to eliminate the previous $150,000,000 limit on letters of credit. The Company also has the option to further increase the Credit Facility under existing terms to $400,000,000, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25,000,000 aggregate limit on the amount of the Company's Treasury Stock purchases and/or LYONs repurchases to be made subsequent to February 28, 2002, without prior consent. As of May 31, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At May 31, 2002, letters of credit of approximately $173,900,000 and no revolving credit loans were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at May 31, 2002 was approximately $176,100,000.

At May 31, 2002, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16,200,000. These subsidiaries had outstanding borrowings under these lines of approximately $532,000 at May 31, 2002.

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

Note 8 - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands) for the periods indicated:

                                                                                Three Months Ended           Nine Months Ended
                                                                                      May 31,                     May 31,
                                                                                2002          2001          2002          2001
                                                                            ------------    ---------    ----------    ---------
Net income                                                                  $     26,730    $  17,890    $   67,022    $  41,668
Foreign currency translation adjustments                                          (1,532)      (1,116)       (4,075)      (1,929)
Cumulative effect of adoption of FAS 133 on September 1, 2000                         --           --            --          (23)
Unrealized net gains (losses) on hedging activities, net of taxes                    221          (85)           44          (53)
Reclassification adjustment for losses included in net income for
    securities available for sale, net of taxes                                       --          576            --           --
Unrealized net gains (losses) on securities available for sale,
    net of taxes                                                                      61          274           (88)         309
                                                                            ------------    ---------    ----------    ---------
Total comprehensive income                                                  $     25,480    $  17,539    $   62,903    $  39,972
                                                                            ============    =========    ==========    =========

The foreign currency translation adjustments primarily relate to the varying strength of the U.S. dollar in relation to the British pound, Australian and Canadian dollars, Venezuelan Bolivars, and the Euro (Dutch guilder prior to January 1, 2002).

The Company's hedging activities (which are generally limited to foreign exchange transactions) during the three and nine months ended May 31, 2002 and 2001 were not material.

Note 9 - Business Segments

As a result of the IT Group acquisition, the Company formed a third operating segment, Environmental and Infrastructure. The Company's other two operating segments are the Integrated EPC Services segment and the Manufacturing and Distribution segment. The following table presents information about segment profits and assets (in thousands) for the periods indicated:

                                                    Environmental   Manufacturing
                                       Integrated        and            and
                                      EPC Services  Infrastructure  Distribution    Corporate         Total
                                      ------------  --------------  -------------  ------------    ------------

THREE MONTHS ENDED MAY 31, 2002
Sales to external customers           $    766,682   $    117,300   $     18,658   $         --    $    902,640
Intersegment sales                           2,721             --          3,984             --           6,705
Net income                                  23,340          3,903          1,551         (2,064)         26,730
Total assets                             1,103,688        485,522         64,480        547,132       2,200,822

THREE MONTHS ENDED MAY 31, 2001
Sales to external customers           $    325,388   $     47,728   $     21,038   $         --    $    394,154
Intersegment sales                             902             --          4,431             --           5,333
Net income (loss)                           15,607          2,783          1,620         (2,120)         17,890
Total assets                             1,032,637         43,877         58,702        511,377       1,646,593

NINE MONTHS ENDED MAY 31, 2002
Sales to external customers           $  1,677,551   $    189,800   $     55,125   $         --    $  1,922,476
Intersegment sales                           5,821             --         12,362             --          18,183
Net income                                  54,418          7,488          5,257           (141)         67,022

NINE MONTHS ENDED MAY 31, 2001
Sales to external customers           $    950,849   $    147,654   $     54,691   $         --    $  1,153,194
Intersegment sales                             954             --         13,484             --          14,438
Net income (loss)                           37,365          7,866          3,477         (7,040)         41,668

Environmental and Infrastructure sales and net income that had previously been reported in the Integrated EPC Services segment have been reclassified to the Environmental and Infrastructure segment.

Note 10 - Earnings Per Common Share

Computations of basic and diluted earnings per share are presented below.

                                                             Three Months Ended         Nine Months Ended
                                                                   May 31,                   May 31,
                                                              2002         2001         2002         2001
                                                            --------     --------     --------     --------
                                                                (In thousands, except per share amounts)
    BASIC:
    Income available to common shareholders before
      extraordinary item                                    $ 26,730     $ 17,890     $ 67,022     $ 41,871
    Extraordinary item, net of taxes                              --           --           --         (203)
                                                            --------     --------     --------     --------
    Net income for basic computation                        $ 26,730     $ 17,890     $ 67,022     $ 41,668
                                                            ========     ========     ========     ========

    Weighted average common shares (basic)                    40,694       40,903       40,638       39,832
                                                            ========     ========     ========     ========

    Basic earnings per common share
    -------------------------------
    Income before extraordinary item                        $   0.66     $   0.44     $   1.65     $   1.05
    Extraordinary item, net of taxes                              --           --           --           --
                                                            --------     --------     --------     --------
    Net income for basic computation                        $   0.66     $   0.44     $   1.65     $   1.05
                                                            ========     ========     ========     ========

    DILUTIVE:
    Income available to common shareholders before
       extraordinary item                                   $ 26,730     $ 17,890     $ 67,022     $ 41,871
    Interest on convertible debt, net of taxes                 2,661          836        7,944          836
                                                            --------     --------     --------     --------
    Income for diluted computation                            29,391       18,726       74,966       42,707
    Extraordinary item, net of taxes                              --           --           --         (203)
                                                            --------     --------     --------     --------
    Net income for basic computation                        $ 29,391     $ 18,726     $ 74,966     $ 42,504
                                                            ========     ========     ========     ========

    Weighted average common shares (basic)                    40,694       40,903       40,638       39,832
    Effect of dilutive securities:
    Stock options                                              1,007        1,656          894        1,671
    Convertible debt                                           6,556        2,209        6,556          745
    Escrow shares                                                 --           30           --          146
                                                            --------     --------     --------     --------
    Adjusted weighted average common shares and
       assumed conversions                                    48,257       44,798       48,088       42,394
                                                            ========     ========     ========     ========

    Diluted earnings per common share
    ---------------------------------
    Income before extraordinary item                        $   0.61     $   0.42     $   1.56     $   1.00
    Extraordinary item, net of taxes                              --           --           --           --
                                                            --------     --------     --------     --------
    Net income for basic computation                        $   0.61     $   0.42     $   1.56     $   1.00
                                                            ========     ========     ========     ========

For the three and nine months ended May 31, 2002, the Company had approximately 95,000 and 110,000, respectively, of weighted-average incremental shares related to stock options that were excluded from the calculations of diluted income per share because they were antidilutive. For the three and nine months ended May 31, 2001, no outstanding stock options were antidilutive.

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

Effective September 1, 2001, the Company adopted SFAS No. 141 and No. 142. Therefore, the Company has ceased to amortize goodwill in fiscal 2002. For the three and nine months ended May 31, 2001, goodwill amortization was approximately $4,200,000 and $12,100,000 respectively. Additionally, the Company has determined that its goodwill balances were not impaired as of September 1, 2001, and accordingly, no adjustments were made to its goodwill balances as a result of the adoption of SFAS No. 142.

SFAS No. 142 provides that prior year's results should not be restated. The following table presents the Company's comparative operating results for the three-month and nine-month periods ended May 31, 2002 and 2001 reflecting the exclusion of goodwill amortization expense in fiscal 2001.

                                                        Three Months Ended            Nine Months Ended
                                                              May 31,                       May 31,
                                                        2002           2001           2002           2001
                                                     ----------     ----------     ----------     ----------
                                                             (In thousands, except per share amounts)
    Income before extraordinary items:
       As reported                                   $   26,730     $   17,890     $   67,022     $   41,871
       Goodwill amortization, net of tax effects             --          3,521             --          9,675
                                                     ----------     ----------     ----------     ----------
      As adjusted                                    $   26,730     $   21,411     $   67,022     $   51,546
                                                     ==========     ==========     ==========     ==========

    Net income:
       As reported                                   $   26,730     $   17,890     $   67,022     $   41,668
       Goodwill amortization, net of tax effects             --          3,521             --          9,675
                                                     ----------     ----------     ----------     ----------
      As adjusted                                    $   26,730     $   21,411     $   67,022     $   51,343
                                                     ==========     ==========     ==========     ==========

    Basic earnings per share:
       Net income as reported                        $     0.66     $     0.44     $     1.65     $     1.05
       Goodwill amortization, net of tax effects             --           0.08             --           0.24
                                                     ----------     ----------     ----------     ----------
      As adjusted                                    $     0.66     $     0.52     $     1.65     $     1.29
                                                     ==========     ==========     ==========     ==========

    Diluted earnings per share:
       Net income as reported                        $     0.61     $     0.42     $     1.56     $     1.00
       Goodwill amortization, net of tax effects             --           0.08             --           0.23
                                                     ----------     ----------     ----------     ----------
      As adjusted                                    $     0.61     $     0.50     $     1.56     $     1.23
                                                     ==========     ==========     ==========     ==========



Changes in the carrying value of goodwill from September 1, 2001 to May 31, 2002 are as follows (in thousands):

                                                            TOTAL
                                                          ---------
         Balance at September 1, 2001                     $ 368,872
         Additional PPM acquisition costs                     1,971
         Acquisition of IT Group                             76,383
         Currency translation adjustment                       (288)
                                                          ---------
             Balance at May 31, 2002                      $ 446,938
                                                          =========

The goodwill associated with the IT Group acquisition has been preliminarily calculated as of May 31, 2002. The Company expects to revise this balance during the one year allocation period as the Company has not obtained all necessary appraisals of the property and equipment it purchased nor has it completed its other review and valuation procedures of the assets acquired and the liabilities assumed.

Upon inclusion of Beneco's assets and liabilities in the aggregate purchase price allocation of ITG, the Company believes its goodwill will be reduced by approximately $15,000,000.

The Company's only significant amortizable intangible asset at May 31, 2002 was its proprietary ethelyene technology. At May 31, 2002, the gross carrying amount included in other assets and accumulated amortization for this asset was $28,500,000 and $3,335,000 respectively. The Company is amortizing this asset on a straight-line basis over 15 years and the annual amortization expense is approximately $1,900,000. This intangible asset is still subject to impairment testing.

Note 12 - Changes in Accounting Principles

In June 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations." This statement, which is first effective for the Company beginning in fiscal 2003, requires that the cost of legal obligations associated with the retirement and/or removal of long-lived assets should be accounted for as additional asset costs and that the net present value of the retirement/removal costs be recorded as a liability. Asset values (to include retirement and removal costs) are subject to impairment reviews pursuant to SFAS No. 144 (see below). The Company is currently reviewing provisions of SFAS No. 143 to determine if it will have an effect on the Company, particularly with respect to assets that were acquired in the IT Group acquisition.

In August 2001, the FASB also issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Upon adoption, the Company does not expect this statement will have a material effect on its financial statements.

In May 2002, the FASB also issued SFAS No. 145 - "Recission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gain or loss on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item. The Company does not expect this statement to have a material effect on its financial statements when it becomes effective.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at May 31, 2002, and the results of their operations for the three-month and nine-month periods then ended and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

General

The Company now has three operating segments: Integrated EPC (engineering, procurement and construction - "EPC") Services, Environmental and Infrastructure, and Manufacturing and Distribution.

Integrated EPC Services

As a result of its acquisition of Stone and Webster Inc. (Stone & Webster) in July 2000 and the merger of Stone & Webster into the Company's Integrated EPC segment, the Company became the world's only vertically-integrated provider of complete piping systems and comprehensive engineering, procurement and construction services to the power generation industry. Approximately 48% of the Company's total backlog at May 31, 2002 was attributable to the power generation industry. The Integrated EPC segment also provides services to various process, oil and gas and other industries, and at May 31, 2002 approximately 10% of the Company's backlog was for these industries. The Integrated EPC segment's financial performance is impacted by the broader economic trends affecting its customers. All of the major industries in which the Integrated EPC segment operates are cyclical. Because the Integrated EPC segment is able to provide services that are used in a broad range of industries, the Company's experience has generally been that downturns in certain of the Integrated EPC segment's industry sectors may be mitigated by opportunities in others.

Environmental and Infrastructure

On May 3, 2002 and June 15, 2002, the Company acquired substantially all of the operating assets and assumed certain liabilities of the IT Group, Inc. ("IT Group") and its wholly-owned subsidiaries including Beneco Enterprises, Inc. ("Beneco"). IT Group and Beneco are referred to herein collectively as "ITG." ITG was a leading provider of diversified environmental consulting, engineering, and construction, remediation and facilities management services (primarily for government and military facilities). The Company's primary reasons for the acquisition were to diversify and expand the Company's revenue base into less cyclical industries and to pursue opportunities in environmental, infrastructure, and Homeland Defense markets. The Company has formed a new wholly owned subsidiary, Shaw Environmental and Infrastructure, Inc. ("Shaw E&I") into which it will combine the operations of the acquired ITG businesses and the Company's existing environmental and infrastructure operations. At May 31, 2002, approximately 42% of the Company's total backlog was attributable to its Environmental and Infrastructure segment.

The ITG acquisition will substantially increase the volume and scope of the Company's environmental and infrastructure operations. For additional information regarding the ITG and Stone & Webster acquisitions, see Note 4 of Notes to Condensed Consolidated Financial Statements and - Liquidity and Capital Resources below.

Manufacturing and Distribution

The Manufacturing and Distribution segment manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. These fittings include elbows, tees, reducers and stub ends. Manufacturing and Distribution backlog was approximately $4.1 million at May 31, 2002.

Comments Regarding Future Operations

Historically, the Company has used acquisitions to pursue market opportunities and to augment or increase existing capabilities and plans to continue to do so. However, all comments concerning the Company's expectations for future sales and operating results are based on the Company's forecasts for its existing operations and do not include the potential impact of any other acquisition.



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

Engineering, Procurement and Construction Contract Revenue Recognition and Profit and Loss Estimates

A substantial portion of the Company's revenue from both the Integrated EPC Services and Environmental and Infrastructure segments is derived from engineering, procurement and construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contacts or as combined contracts (i.e., one contract that covers engineering, procurement and construction or a combination thereof). The Company utilizes accounting principles set forth in American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1 - "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and other applicable accounting standards to account for its long-term contracts. The Company recognizes revenue for these contracts on the percentage-of-completion method, usually based on costs incurred to date, compared with total estimated contract costs. Most of the Company's contracts are cost reimbursable. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in revenues when their realization is reasonably assured.

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

As is common to the construction industry and inherent in the nature of the Company's contracts, it is possible that that there will be future (and currently unknown) significant adjustments to the Company's currently estimated contract revenues, costs and gross margins for contracts currently in process, particularly in the latter stages of the contracts. These future adjustments could, depending on either the magnitude of the adjustments and/or the number of contracts being completed, materially (positively or negatively) affect the Company's operating results in an annual or quarterly reporting period. Such future adjustments are, in the opinion of the Company's management, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method (discussed above) for the Company's contracts.

A.   Revenues and gross margins from cost reimbursable, long-term contracts can
     --------------------------------------------------------------------------
     be significantly affected by contract incentives/penalties that may not be
     --------------------------------------------------------------------------
     known or recorded until the latter stages of the contracts. Substantially
     -----------------------------------------------------------
     all of the Company's revenues from cost-reimbursable contracts are based on costs incurred plus the fee earned (before unrealized incentives/penalties). The application of the Company's revenue recognition practices for these types of contracts usually results in the Company recognizing revenues ratably with a consistent gross profit margin with the occurrence of costs and construction progress during most of the contract term (which may extend for one to five years).

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

B.   The accuracy of gross margins from fixed-price contracts is dependent on
     ------------------------------------------------------------------------
     the accuracy of cost estimates and other factors. The Company has a limited
     -------------------------------------------------
     number of fixed price contracts, most of which were entered into on a negotiated basis. The Company has very few fixed price contacts that were awarded based on competitive bids.

     The accuracy of the gross margins the Company reports for fixed-price contracts is dependent upon various judgments it makes with respect to its contract performance, its cost estimates, and its ability to recover additional contract costs through change orders or claims. Further, many of these contracts also have incentive/penalty provisions, which are not finalized until the latter or completion stages of the contract.

     The Company recognizes adjustments to the gross margin on fixed-priced contracts for changes in its cost estimates, finalization of incentives/penalties, etc on a cumulative, catch-up method, when such adjustments are known or probable.

The revenue recognition policies related to the Company's fabrication contracts, consulting services, and pipe fittings and manufacturing operations are described in the Company's latest Form 10-K for the year ended August 31, 2001 filed with the Securities and Exchange Commission. Because of the nature of the contracts and related work, estimates and judgments usually do not play as important a role in the determination of revenue and profit and loss for these services as they do for the engineering, procurement and construction contracts.


Acquisitions - Fair Value Accounting and Goodwill Impairment

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company's goodwill balance as of May 31, 2002 was approximately $447 million, most of which related to the Stone & Webster acquisition (see Note 4 of Notes to Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 142 - "Goodwill and Other Intangible Assets," which was issued in July 2001. SFAS No. 142 deals with, among other matters, the accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but that impairment of goodwill assets must be reviewed on a regular basis based on a fair value concept. SFAS No. 142 also removed certain differences between book and tax expense, which has resulted in a reduction of the Company's effective tax rate. If SFAS No. 142 had been in effect during fiscal 2001, the Company estimates that its fiscal 2001 diluted earnings per share would have been increased by approximately $0.08 per share and $0.23 per share for the three and nine months ended May 31, 2001, respectively. This increase in diluted earnings per share would have resulted from the cessation of goodwill amortization and a lower effective tax rate.

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

The Company has, in accordance with SFAS No. 128 - "Earnings per Share," computed its diluted earnings per share using the "if converted method" assumption that the LYONs would be converted at the contract rate of 8.2988 shares per $1,000 maturity value (or an approximate equivalent conversion price of approximately $78.92 at May 31, 2002). Under this method the Company has reported diluted earnings per share to reflect approximately 6,556,000 additional shares on the basis that the debt would be converted into Common Stock at a rate of 8.2988 shares per $1,000 maturity value, if the effect was dilutive. Additionally, the Company has presented the debt as long-term debt (as opposed to equity) on its balance sheet.

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent:

                                                                       Three Months Ended           Nine Months Ended
                                                                            May 31,                      May 31,
                                                                      2002          2001           2002          2001
                                                                    --------      --------       --------      --------
Income:
      Sales                                                            100.0%        100.0%         100.0%        100.0%
      Cost of sales                                                     90.5          83.4           88.7          84.1
                                                                    --------      --------       --------      --------
        Gross profit                                                     9.5          16.6           11.3          15.9

General and administrative expenses                                      4.7           8.9            5.6           9.2
                                                                    --------      --------       --------      --------
      Operating income                                                   4.8           7.7            5.7           6.7

Interest expense                                                        (0.7)         (0.5)          (0.9)         (0.9)
Interest income                                                          0.4           0.6            0.5           0.3
Other income, net                                                         --          (0.3)            --          (0.1)
                                                                    --------      --------       --------      --------
                                                                        (0.3)         (0.2)          (0.4)         (0.7)
Income before income taxes, earnings (losses) from unconsolidated
      unconsolidated entities, and extraordinary item                    4.5           7.5            5.3           6.0
Provision for income taxes                                               1.6           2.9            1.9           2.3
                                                                    --------      --------       --------      --------
Income before earnings (losses) from unconsolidated entities
      and extraordinary item                                             2.9           4.6            3.4           3.7
Earnings (losses) from unconsolidated entities                           0.1          (0.1)           0.1          (0.1)
                                                                    --------      --------       --------      --------
Income before extraordinary item                                         3.0           4.5            3.5           3.6
Extraordinary item, net of taxes                                          --            --             --            --
                                                                    --------      --------       --------      --------
Net income                                                               3.0%          4.5%           3.5%          3.6%
                                                                    ========      ========       ========      ========


Sales increased by 129% to $902.6 million for the three months ended May 31, 2002 as compared to $394.2 million for the same period in the prior year. Sales increased by 67% to $1,922.5 million for the nine months ended May 31, 2002 as compared to $1,153.2 million for the same period in the prior year. The Company expects that its revenues will remain at levels comparable with its third quarter results in the fourth quarter of fiscal 2002 and during fiscal 2003. The future sales levels represent significant increases from the Company's prior operations and are primarily attributable to (i) progress on significant EPC contracts entered into during fiscal 2001 requiring the procurement of large equipment items and (ii) sales from the operations of the recently acquired ITG businesses. Most of the Companies sales increase was provided by the Company's Integrated EPC Services segment, as its sales for the three and nine months, ended May 31, 2002 increased by $441.3 million and $726.7 million, respectively. Environmental and Infrastructure sales increased by $69.6 million and $42.1 million, for the three and nine months ended May 31, 2002, respectively, primarily as a result of the IT Group acquisition. Manufacturing and Distribution sales decreased $2.4 million for the three months ended May 31, 2002 and increased by $0.4 million for the nine months ended May 31, 2002. See
Note 9 of Notes to Condensed Consolidated Financial Statements. The Company's sales to customers in the following geographic regions approximated the following for the periods indicated:

                                                                             Three Months Ended May 31,
                                                                         2002                           2001
                                                             --------------------------     ------------------------
Geographic Region                                            (in millions)       %          (in millions)      %
                                                             -------------   ----------     -------------  ---------
United States                                                  $   805.9         90%          $   302.1        77%
Asia/Pacific Rim                                                    37.9          4                41.9        11
Europe                                                              24.7          3                20.4         5
Other North America                                                 21.2          2                16.9         4
South America                                                        8.0          1                 5.6         1
Other                                                                3.1         --                 5.7         2
Middle East                                                          1.8         --                 1.6        --
                                                               ---------     ----------       ---------    ---------
                                                               $   902.6        100%          $   394.2       100%
                                                               =========     ==========       =========    =========


                                                                            Nine Months Ended May 31,
                                                                         2002                           2001
                                                             --------------------------     ------------------------
Geographic Region                                            (in millions)       %          (in millions)      %
                                                             -------------   ----------     -------------  ---------
United States                                                  $ 1,624.9         85%         $    914.4         80%
Asia/Pacific Rim                                                   111.3          6                88.2          8
Europe                                                              76.0          4                58.9          5
Other North America                                                 70.6          4                59.1          5
South America                                                       20.7          1                16.6          1
Other                                                               11.3         --                13.7          1
Middle East                                                          7.7         --                 2.3         --
                                                               ---------     ----------       ---------    ---------
                                                               $ 1,922.5        100%          $ 1,153.2        100%
                                                               =========     ==========       =========    =========


Other North America includes Canada, Mexico and Bermuda. The May 2001 totals for the United States, Other North America and Other have been adjusted to reflect the current set of geographic regions.

United States (Domestic) Sales

Sales for domestic projects increased $503.8 million, or 167%, to $805.9 million for the three months ended May 31, 2002 from $302.1 million for the three months ended May 31, 2001. For the nine months ended May 31, 2002, sales for domestic projects increased $710.5 million, or 78%, to $1,624.9 million from $914.4 million for the nine months ended May 31, 2001. Domestic power generation sales increased $446.9 million and $713.4 million for the three and nine months ended May 31, 2002, respectively, as compared with the same periods in fiscal 2001 as a result of significant contracts entered into in fiscal 2001. Environmental and infrastructure sales for the three and nine months ended May 31, 2002 increased by $65.0 million and $37.5 million, respectively, as compared with the same periods in fiscal 2001. This increase is primarily attributable to the IT Group acquisition. Process industries sales for the three and nine months ended May 31, 2002 were approximately $18.8 million and $60.7 million, respectively, less than such sales for the same periods in fiscal 2001. These decreases were attributable to industry trends and the Company's decision not to pursue low margin projects such as those it assumed in the Stone & Webster acquisition. Domestic sales to other industries increased by approximately $10.6 million and $20.2 million for the three and nine months periods ended May 31, 2002 as compared with the same periods in fiscal 2001.

International Sales

Sales for international projects increased $4.6 million, or 5%, to $96.7 million for the three months ended May 31, 2002 from $92.1 million for the same period of the prior year. Sales for international projects increased $58.8 million, or 25%, to $297.6 million for the nine months ended May 31, 2002 from $238.8 million for the same period of the prior year. The sales increase for the nine months ended May 31, 2002 in the Asia/Pacific Rim region was primarily a result of the work performed on a 600,000 tons per year ethylene plant in China that is scheduled for completion in fiscal 2005. The Company expects future sales increases in China as a result of a pipe fabrication joint venture formed in China with Yangzi Petrochemical Company. Sales in Europe increased due to more power generation projects in that region. Sales in Other North America increased $4.3 million and $11.5 million in the three and nine months ended May 31, 2002 due to power generation projects that commenced in fiscal 2001. The Company sales in the Middle East have increased as a result of process industry sales. Sales in South America have increased over prior year levels but remain sluggish partly as a result of the political situation in Venezuela.

The Company's sales to customers in the following industry sectors approximated the following for the periods indicated:


                                                                             Three Months Ended May 31,
                                                                         2002                           2001
                                                             --------------------------     ------------------------
Industry Sector                                              (in millions)       %          (in millions)      %
                                                             -------------   ----------     -------------  ---------
Power Generation                                               $   672.2         75%          $   221.1         56%
Environmental and Infrastructure                                   117.3         13                47.7         12
Process Industries                                                  56.3          6                86.5         22
Other Industries                                                    56.8          6                38.9         10
                                                               ---------     ----------       ---------    ---------
                                                               $   902.6        100%          $   394.2        100%
                                                               =========     ==========       =========    =========

                                                                            Nine Months Ended May 31,
                                                                         2002                           2001
                                                             --------------------------     ------------------------
Industry Sector                                              (in millions)       %          (in millions)      %
                                                             -------------   ----------     -------------  ---------
Power Generation                                               $ 1,415.1         74%          $   673.6         58%
Environmental and Infrastructure                                   189.8         10               147.6         13
Process Industries                                                 181.0          9               236.6         21
Other Industries                                                   136.6          7                95.4          8
                                                               ---------     ----------       ---------    ---------
                                                               $ 1,922.5        100%          $ 1,153.2        100%
                                                               =========     ==========       =========    =========


Revenues from both domestic and international power generation projects for the three-month and nine-month periods ended May 31, 2002 increased by a total of $451.1 million and $741.5 million, respectively, as compared with the three-month and nine-month periods ended May 31, 2001. Revenues from United States and European operations were responsible for most of this increase. The increases in the environmental and infrastructure market were a result of the acquisition of the IT Group. Process industries had sales decreases in the domestic markets. These domestic decreases were attributable to industry trends and the Company's decision not to pursue low margin projects such as those it assumed in the Stone & Webster acquisition. The increases in other industry sales, which includes the oil and gas exploration and production industry, resulted from increases in both domestic and foreign sales.

Gross profit increased 31% to $86.0 million in the three months ended May 31, 2002 from $65.5 million in the three months ended May 31, 2001 and increased 18% to $216.4 million in the nine months ended May 31, 2002 from $183.1 million in the nine months ended May 31, 2001. The gross profit margin percentage for the three-month period ended May 31, 2002 decreased to 9.5% from 16.6% for the same period the prior year. For the nine-month period ended May 31, 2002, the gross profit margin percentage decreased to 11.3% from 15.9% for the same period of the prior year.

The Company is involved in numerous projects, and, as a result, the Company's consolidated gross profit margin percentages can be affected by many factors. These include matters, such as product mix (e.g., engineering and consulting versus construction and procurement), pricing strategies, foreign versus domestic projects (profit margin percentages differ, sometimes substantially, depending on the location of the work) and adjustments to project profit estimates during the project term.

As a result of the Stone & Webster acquisition, additions to the Company's backlog in fiscal 2001 included a higher percentage over prior periods of (i) engineering, procurement and construction contracts and (ii) engineering, procurement and construction contracts that require the procurement of large equipment items. Accordingly, the percentage of the Company's sales related to engineering, procurement and construction contracts and engineering, procurement and construction contracts with large equipment purchases has increased during the first nine months of fiscal 2002. Typically engineering, procurement and construction contracts (particularly those with large equipment purchases) have lower gross profit margin percentages than the Company's prior historical gross profit margin percentages associated with pipe fabrication work.

Additionally, during fiscal 2001, as compared with prior periods, the Company entered into more cost reimbursable contracts as opposed to fixed price projects, many of which commenced in the latter part of fiscal 2001 and which impacted gross margins in the first nine months of fiscal 2002. Cost reimbursable contracts generally allow the Company to recover any cost overruns. Therefore, cost reimbursable contracts are frequently priced with lower gross margin percentages than fixed price contracts (such as some of the contracts assumed in the Stone & Webster acquisition) because fixed priced contracts are usually bid with higher margins to compensate for cost overrun risks. Further, most of the contracts of ITG's businesses are also cost reimbursable. ITG's contracts, many of which are with government agencies, also generally have lower gross profit margins than the Company's commercial cost reimbursable contracts. The Company expects that a substantial portion of its work in the final quarter of fiscal 2002 and fiscal 2003 will be performed pursuant to cost reimbursable contracts.

Because the Company has increased the number of (i) engineering, procurement and construction contracts and engineering, procurement and construction contracts requiring the procurement of large pieces of equipment and (ii) cost reimbursable contracts, the Company's gross profit margin percentages were lower in the first three quarters of fiscal 2002, compared with the same periods in fiscal 2001. As a result of these factors and also because the margins for contracts associated with the acquired ITG businesses are less than the Company's historical gross margins, the Company expects that its 2003 gross margin percentages will be more comparable with its fiscal 2002 gross margins than to its fiscal 2001 gross margins.

General and administrative expenses, exclusive of goodwill recorded in fiscal 2001, increased to approximately $42.4 million and $106.3 million for the three months and nine months ended May 31, 2002 as compared with $30.9 million and $94.6 million for the similar periods ended May 31, 2001. The increase in general and administrative costs is a result of substantially increased sales in fiscal 2002 as compared with fiscal 2001 and the acquisition of the IT Group. However, as a percentage of sales, general and administrative expenses, exclusive of goodwill recorded in fiscal 2001, decreased to 4.7% and 5.5% for the three months and nine months ended May 31, 2002 compared with 7.8% and 8.2% for the same periods in fiscal 2001. The decrease in general and administrative costs as a percentage of sales is primarily attributable to cost savings realized from the integration of Stone & Webster and the Company's ability to limit general and administrative cost increases as sales volume has increased. The Company anticipates that total general and administrative expenses will continue to increase as a result of the Company's growth, but the Company expects that its general and administrative expenses will approximate 5% of total sales in fiscal 2003.

In May 2001, the Company received approximately $490 million from the sale of 2.25% yield to maturity, 20-year zero-coupon, unsecured, convertible debt Liquid Yield Option(TM) Notes (LYONs). The proceeds from this debt issue were used to pay off most of the Company's outstanding borrowings, including the Company's Credit Facility on which the Company had been paying an interest rate of approximately 9% for the quarter ended May 31, 2001. Interest expense for the quarter ended May 31, 2002 was $5.9 million, compared to $2.2 million for the same period of the prior fiscal year. For the nine-month periods ended May 31, 2002 and 2001, interest expense was $17.1 million and $10.0 million, respectively. The Company's interest expense for the periods ended May 31, 2002 was higher than its interest expense for the same periods in fiscal 2001 because of interest costs associated with the LYONs borrowings and the low levels of borrowings in fiscal 2001. In the quarter ended May 31, 2001, the Company had reduced its borrowings on its Credit Facility as a result of the receipt of funds in December 2000 from (i) its Common Stock offering and (ii) the sales of certain assets which were purchased in the Stone & Webster acquisition. The Company's interest costs include the amortization of loan fees associated with the LYONs and the Credit Facility, and therefore, the Company's interest expense is higher than would be expected based on its borrowing levels. The primary components (accretion of zero-coupon discount interest and amortization of loan fees) of the Company's interest expense are non-cash charges.

Interest income for the three and nine months ended May 31, 2002 was $4.0 million and $9.4 million, respectively, compared to $2.6 million and $3.6 million for the same periods of the prior fiscal year. The increase in interest income was attributable to the Company's investment of LYONs proceeds that were not used to reduce debt and/or have not been used for general corporate purposes. However, the Company expects interest income to decrease in fiscal 2003 versus fiscal 2002 as a result of reductions in interest rates and interest bearing assets.

The Company's effective tax rate for the three and nine months ended May 31, 2002 was 36% compared to 38.8% for the three and nine months ended May 31, 2001. The tax rates for each period usually vary primarily due to the mix of foreign (including foreign export sales) versus domestic work. However, the Company's tax rate for fiscal 2002 was less than its fiscal 2001 tax rate primarily due to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 (see Financial Accounting Standards Board Statements). As a result of the Company's adoption of SFAS No. 142, it no longer recognizes goodwill amortization expense in its financial statements, a portion of which is not deductible for tax purposes.

Total backlog at May 31, 2002 and August 31, 2001 was approximately $6.1 billion and $4.5 billion, respectively, and represents a $2.5 billion increase over the $3.6 billion backlog reported at May 31, 2001. Approximately 89% of the backlog relates to domestic projects, and roughly 53% of the backlog relates to work currently anticipated to be completed during the 12 months following May 31, 2002. The Company's backlog is affected by the broader economic trends that impact the Company's customers and is important in anticipating operational needs.

The Company's Environmental and Infrastructure backlog increased to approximately $2.6 billion at May 31, 2002 from approximately $300 million at February 28, 2002. Substantially all of this $2.3 billion increase is attributable to IT Group and Beneco backlog that the Company acquired with its purchase of ITG. The environmental and infrastructure backlog includes the value of awarded contracts and the estimated value of unfunded work. This unfunded backlog generally represents various (federal, state and local) government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g. authorization or an award has been provided for only the initial year or two of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract's total awarded value and the Company estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers and average approximately 75% of the total unfunded awards. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. The Company has not included in backlog any awards (funded or unfunded) for work which is expected to be performed more than 5 years after the date of the financial statements.

In fiscal 2002, there has been a slowdown in construction activity and new construction awards for power generation projects, primarily as a result of less activity by certain Independent Power Producers ("IPPs") who have encountered financing or liquidity problems. Although only a limited number of these IPPs are customers of the Company, the Company has also been negatively impacted in obtaining new power generation work and as a result, the Company's $2.9 billion backlog for power generation projects as of May 31, 2002 is less than its $3.5 billion power generation backlog at August 31, 2001. As a result of this slowdown, the Company has decreased its backlog in fiscal 2002 by approximately $150 million to reflect a reduction in future sales to a major manufacturer of turbines for which the Company provides fabrication services.

Additionally, the planning for new projects by the power generation industry has been affected by recent economic forecasts which indicate the possibility that growth rates in the United States may be less than previously anticipated. Accordingly, certain of the Company's customers are reviewing their future construction plans, with a focus on power generation projects that have not progressed beyond the planning stage, but the Company is not aware of any plans by its customers to either cancel or terminate any projects in the Company's backlog. However, in March 2002, the owner of a 510 megawatts simple-cycle power plant to be located in the state of Tennessee gave Shaw notice of its intent to suspend the project. Shaw is executing the engineering, procurement and construction services for this project. It is expected that this project will restart in early calendar year 2003. Suspension of this project will not have a material impact on the future operations of the Company.

Although there has been a recent decline in construction awards for new power plants, and although no assurances can be given, the Company continues to believe that, on a long-term basis, there is a need for a substantial increase in power generation capacity in the United States.

Backlog at May 31, 2002 by industry sector is as follows (in millions):

               Power Generation                           $  2,913
               Environmental and Infrastructure              2,552
               Process Industries                              506
               Other Industries                                103
                                                          --------
                                                          $  6,074
                                                          ========

Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations and revised project scope and cost, both upward and downward.

Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations was approximately $238.9 million for nine months ended May 31, 2002 compared with $47.1 million of net cash used in operations for the same period of fiscal 2001. For the nine months ended May 31, 2002, cash was increased by (i) net income of $67.0 million, (ii) deferred tax expense of $33.7 million, (iii) depreciation and amortization of $19.5 million, and (iv) interest accretion and loan fee amortization of $15.4 million. Additionally, net cash was increased by changes in certain assets and liabilities of $124.5 million, comprised primarily of a decrease in receivables and increases in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts and accrued liabilities. These sources of cash were partially offset by an increase in excess of costs and estimated earnings in excess of billings on uncompleted contracts. The net cash realized from the changes in the assets and liabilities were substantially attributable to the timing of collection of project revenues and billings and the payment of project costs and general and administrative expenses. The Company expects positive cash flow from operations in the fourth quarter of fiscal 2002, but it does not anticipate sustaining the levels of cash flow received for the nine months ended May 31, 2002.

Additionally, the Company acquired a large number of contracts in the Stone & Webster and ITG acquisitions with lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster and ITG on negotiating and executing contracts prior to acquisition. These contracts were adjusted to their fair value at acquisition date by establishing a gross margin reserve that reduces cost of sales for contracts as they are completed. Cost of sales was reduced by approximately $19.6 million and $60.8 million during the nine months ended May 31, 2002 and 2001, respectively, through the utilization of this reserve, which is a non-cash component of income. The utilization of these reserves resulted in a corresponding increase in gross profit during the nine months ended May 31, 2002 and 2001. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Net cash used in investing activities was $165.4 million for the first nine months of fiscal 2002, compared to net cash provided of $89.5 million for the same period of the prior fiscal year. The Company used cash of approximately $90.2 million to fund the ITG acquisition in May 2002. During the first nine months of fiscal 2002, the Company purchased $60.0 million of property and equipment that included upgrades of corporate information systems and software programs and additions to the Company's equipment and facilities. The Company anticipates that property and equipment purchases for the remainder of fiscal 2002 will continue to be higher than historical levels due to the continuation of upgrading these systems and facilities. Further, the Company provided a net, secured $1.6 million debtor-in-possession ("DIP") loan to Beneco. Purchases of new marketable securities exceeded the maturities of marketable securities by approximately $4.4 million. Additionally, the Company acquired an option, which expires in 2010, at a cost of approximately $12.2 million, to acquire additional office building space in the Baton Rouge area. This option was purchased to assure that the Company will have adequate office facilities to support future growth of its operations and the needs of its key vendors and customers in the Baton Rouge area. The Company also received cash distributions of approximately $2.2 million from its unconsolidated subsidiaries ($2.0 million from EntergyShaw) and it also received proceeds of approximately $0.7 million from the sale of assets.

Net cash used in financing activities totaled $32.3 million for the nine months ended May 31, 2002, compared to $361.9 million of net cash provided in the first nine months of fiscal 2001. During the nine months ended May 31, 2002, the Company purchased approximately $27.1 million of treasury stock (1,111,400 shares) in accordance with a plan authorized by the Company's Board of Directors (see Note 2 of Notes to Condensed Consolidated Financial Statements and the following paragraph). Additionally, the Company made payments on debt and leases of approximately $3.8 million and on its foreign revolving credit lines of approximately $3.3 million. The Company also received approximately $2.2 million from employees upon the exercise of stock options during the nine months ended May 31, 2002. During the nine months ended May 31, 2001, the Company received approximately $490 million from the issuance of LYONs debt, accounting for the positive cash provided by financing activities.

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit Facility to $350 million from $300 million and to eliminate the previous $150 million limit on letters of credit. The Company also has the option to further increase the Credit Facility under existing terms to $400 million, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25 million aggregate limit on the amount of the Company's Treasury Stock purchases and/or LYONs repurchases to be made subsequent to February 28, 2002 without prior consent. As of May 31, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At May 31, 2002, letters of credit of approximately $173.9 million and no revolving credit loans were outstanding under this facility. The Company's total availability under the Credit Facility at May 31, 2002 was approximately $176.1 million.

Although the Company had no borrowings outstanding under the Credit Facility as of May 31, 2002, the Credit Facility is still fully available to the Company. As of May 31, 2002, the Credit Facility was being used to provide letters of credit to satisfy various project guarantee requirements. The Company has also previously used this Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster.

At May 31, 2002, the Company had working capital of approximately $403 million and unutilized borrowing capacity under its credit facilities of approximately $176.1 million. Additionally the Company anticipates having positive cash flow from operations over the next twelve months. The Company's future working capital requirements will be impacted by such factors as (i) the amount of increased working capital necessary to support the operations and the settlement of assumed liabilities of the recently acquired IT Group and Beneco businesses,
(ii) the timing and negotiated payment terms of its projects, and (iii) its capital expenditures program. Accordingly, it is possible that the Company's working capital position will decrease during the next twelve months. However, the Company believes that its current working capital balance is in excess of its identified working capital needs, (based on its existing operations) and that it will have sufficient working capital and borrowing capacity to fund its operations for the next twelve months.

Financial Accounting Standards Board Statements
-----------------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued two new accounting standards SFAS No. 141 - "Business Combinations" and SFAS No. 142 - "Goodwill and Other Intangible Assets." The new standards have significantly changed prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within nine months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and, that impairment tests should be performed at least annually thereafter, with interim testing required if circumstances warrant.

Effective September 1, 2001, the Company adopted SFAS No. 141 and No. 142. Therefore, the Company has ceased to amortize goodwill in fiscal 2002. For the three months and nine months ended May 31, 2001 goodwill amortization was approximately $4.2 million and $12.1 million, respectively. Additionally, the Company has determined that its goodwill balances were not impaired as of September 1, 2001, and accordingly, it has made no adjustments to its goodwill balances as a result of its adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations." This statement, which is first effective for the Company beginning in fiscal 2003, requires that the cost of legal obligations associated with the retirement and/or removal of long-lived assets should be accounted for as additional asset costs and that the net present value of the retirement/removal costs be recorded as a liability. Asset values (to include retirement and removal costs) are subject to impairment reviews pursuant to SFAS No. 144 (see below). The Company is currently reviewing the provisions of SFAS No. 143 to determine if it will have an effect on the Company.

In August 2001, the FASB also issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Upon adoption, the Company does not expect this statement will have a material effect on its financial statements.

In May 2002, the FASB also issued SFAS No. 145 - "Recission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gain or loss on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item. The Company does not expect this statement to have a material effect on its financial statements when it becomes effective.

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

As of May 31, 2002, the Company had a $350 million credit facility ("Credit Facility") that permits both revolving credit loans and letters of credit. As of May 31, 2002, the Company had no outstanding revolving credit loans under the Credit Facility. The interest rate on this credit facility was either 4.75% (if the prime rate index had been chosen) or approximately 3.34% (if the LIBOR rate index had been chosen). The Company's total availability under the Credit Facility at May 31, 2002 was approximately $176.1 million. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion of this line of credit.

Foreign Currency Risks
----------------------

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses hedging instruments to manage its risks associated with its operating activities when the Company enters into a transaction in a currency which is different than its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of May 31, 2002, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION


ITEM 2.  - CHANGES IN SECURITIES

Effective May 3, 2002, the Company completed the acquisition of substantially all of the operating assets and businesses of The IT Group, Inc. ("IT Group") and certain of its subsidiaries in exchange for cash of approximately $40,400,000, (net of cash received at closing of approximately $12,100,000), 1,671,336 shares of the Company's common stock, no par value per share (the "Common Stock") valued at approximately $52,500,000 at closing, assumption by the Company of the outstanding balance ($50,000,000) of debtor-in-possession financing it provided to IT Group, and transaction costs of approximately $10,000,000. These costs where offset by the Company's receipt of approximately $10,200,000 from a surety for the IT Group to complete certain IT Group contracts which was reflected as a reduction of the purchase price.

The initial issuance of these shares of Common Stock was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon exemption for non-public offerings contained in Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. The IT Group acquisition was a private, negotiated transaction among IT Group and the Company.

In connection with the IT Group acquisition, the Company entered into a registration rights agreement with IT Group providing for certain registration and other obligations on the part of the Company with respect to these shares of Common Stock.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended May 31, 2002, there were no matters submitted by the Company to a vote of security holders.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  2.1 Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002. Pursuant to
                         Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.


                  2.2 Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002. Pursuant to
                         Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

                  2.3 Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002.

         B.       Reports on Form 8-K

                  1. On April 23, 2002, the Company filed a Form 8-K, attaching a press release dated April 23, 2002, announcing that the Company had received Court approval or the acquisition of the assets of The IT Group, Inc.

                  2. On May 16, 2002, the Company filed a Form 8-K, disclosing, under Item 2 of Form 8-K, the Company's purchase of substantially all of the assets of The IT Group, Inc. and attaching certain agreements relating to the acquisition.

                  3. Subsequent to the end of the fiscal quarter covered by this Form 10-Q, on June 26, 2002, the Company filed a Form 8-K disclosing, under Item 4 of Form 8-K, the Company's dismissal of Arthur Andersen LLP as its independent auditors, and its engagement of Ernst & Young LLP to serve as its independent auditors for the fiscal year ending August 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    THE SHAW GROUP INC.



Dated: July 15, 2002                         /s/ Robert L. Belk
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Duly Authorized Officer)

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX



         Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 2002.


         A.       Exhibits

                  2.1 Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and
                           (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. Incorporated herein by reference to
                           Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

                  2.2 Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

                  2.3 Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002.