Form 10-K
period 2002-08-31
SHAW GROUP INC
filed 2002-11-27
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2002
                                       or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File Number 0-22992

                               THE SHAW GROUP INC.
             (Exact name of registrant as specified in its charter)



                           LOUISIANA                                      72-1106167
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer
                                                                    Identification Number)
                        4171 ESSEN LANE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the common stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at November 21, 2002 was approximately $543 million.

The number of shares of the Registrant's common stock outstanding at November 21, 2002 was 37,708,522.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement to be prepared for use in connection with the Registrant's 2003 Annual Meeting of Shareholders to be held in January 2003 will be incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Shaw Group Inc. ("Shaw" or the "Company") is a leading global provider of comprehensive services to the power, process, and environmental and infrastructure industries. Shaw is a vertically-integrated provider of comprehensive engineering, procurement, pipe fabrication, construction and maintenance services to the power and process industries. Shaw is also a leader in the environmental, infrastructure and homeland defense markets providing consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.

The Company was founded in 1987 and has expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions. The Company's fiscal 2002 revenues were approximately $3.2 billion and its backlog at August 31, 2002 was approximately $5.6 billion. The Company is headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employs approximately 17,000 people.

In July 2000, Shaw acquired substantially all of the operating assets and assumed certain liabilities of Stone & Webster, Incorporated ("Stone & Webster"). Stone & Webster, which was founded in 1889, was a leading global provider of engineering, procurement, construction and consulting services to the power, process and environmental and infrastructure markets.

During fiscal 2002, the Company acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. ("IT Group") and its subsidiaries. IT Group was a leading provider of diversified environmental consulting, engineering, construction, remediation and facilities management services. The Company purchased the IT Group to diversify and expand the Company's revenue base and to pursue additional opportunities in the environmental, infrastructure, and homeland defense markets. The Company has combined the operations of the acquired IT Group and the Company's existing environmental and infrastructure operations into a newly formed wholly-owned subsidiary, Shaw Environmental & Infrastructure, Inc. ("Shaw E&I").

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts (including without limitation statements to the effect that the Company or Shaw or its management "believes," "expects," "anticipates," "plans," "implies," "intends," "foresees," or other similar expressions) are forward-looking statements. These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties mentioned in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and the following: changes in the demand for and market acceptance of the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; changes in investment by the energy, power and environmental and infrastructure industries; the availability of qualified engineers and other professional staff needed to execute contracts; the uncertain timing of awards and contracts; funding of backlog, including government budget constraints, cost overruns on fixed, maximum or unit priced contracts; cost overruns which negatively affect fees to be earned or cost variances to shared on cost plus contracts; changes in laws and regulations and in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services, including in the ability to recover for changed conditions; the ability of the Company to successfully integrate acquisitions; the protection and validity of patents and other intellectual property; and various other legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" and the Company's reports and registration statements filed with the Securities and Exchange Commission including its Form 10-K and Form 10-Q reports and on the Company's web site under the heading "Forward Looking Statement." These documents are also available from the Securities and Exchange Commission or from the Investor Relations Department of Shaw. For more information on the Company and announcements it makes from time to time on a regional basis, visit its web site at www.shawgrp.com. The information on the Company's website is not part of this document.

BUSINESS STRATEGY

The Company's business strategy is to increase shareholder value by capitalizing on significant opportunities in diverse market segments and geographic regions, including all facets of the power, process, environmental and infrastructure industries. The Company intends to execute this strategy by pursuing the following opportunities:

     OPPORTUNITIES IN DIVERSE SEGMENTS OF THE POWER MARKET - The Company is positioned to provide a broad portfolio of comprehensive services to all facets of the power market. Shaw is currently capitalizing on opportunities in nuclear, geothermal, emissions reduction and control, hydroelectric, plant modifications, re-powering, and consulting services; both domestically and internationally. Further, as opportunities arise, Shaw will continue to participate in the greenfield, fossil-fuel power market. The services the Company may provide on a power project extend from preliminary studies through detail engineering, design, construction management, and maintenance. This diversity in experience and breadth of capability allows the Company to participate in all segments of the power industry and reduce the impact on its operations from the cyclical nature of certain sectors of the power industry.

     OPPORTUNITIES IN ENVIRONMENTAL AND INFRASTRUCTURE INDUSTRIES

          o Homeland Security/Homeland Defense Business - Shaw E&I's disaster related preparedness, incident response and chemical and biological weapons demilitarization experience provides its customers valuable security related products and services. Shaw E&I provides threat, vulnerability and risk assessments and consequence management planning and training to the federal government, state and local governments and private industry customers. The assessments are expected to identify design and physical changes to facilities, processes and critical infrastructures around the nation. The Company expects it will not only perform assessments for its customers, but will also provide consulting, engineering/design, procurement and construction services to this market.

          o Coastal Restoration - The Company has performed wetland-related work in the Everglades, Chesapeake Bay area, and other areas throughout the United States. The Company maintains the expertise and resources to continue to build in this expanding segment. The Coastal Wetlands Planning Protection and Restoration Act ("CWPPRA" or "Breaux Act") provides federal funds to conserve, restore and create coastal wetlands and barrier islands in Louisiana and other wetlands areas. The Company believes its Environmental & Infrastructure segment is in a position to capitalize on upcoming wetlands and coastal restoration work in Louisiana and other locations.

          o Federal Government Privatization - U. S. Department of Defense ("DOD") is attempting to privatize both family housing and utility systems at military installations. The Company expects to submit a number of proposals in calendar year 2003 with respect to contracts to privatize military family housing . The Company believes that several factors, to include, i) its federal government business platform, ii) prior DOD facilities management and Job Order Contracting experience, and iii) expertise in construction at military installations indicate the Company may have opportunities in this market.

          o Unexploded Ordnance and Explosives ("UXO") - The DOD's fiscal requirements for Conventional Ordnance and Explosives clean up on closed ranges are estimated by government sources minimally at $100 billion. This far exceeds the current funding of $250 million per year. Several congressional advocates continue to push for increased funding for UXO removal projects along with developing an enhanced Military Munitions Response Program. The Company intends to pursue opportunities for its services related to the UXO removal projects.

          o Environmental Liability Solutions - Traditionally, environmental laws and tort liability have resulted in contractual terms that maintained environmental risks with the owner of the contaminated property. Recently, innovative environmental insurance products have permitted liability distribution that can reduce an owner's contingent environmental liabilities. Shaw's LandBank Group, Inc. subsidiary specializes in repositioning brownfield real estate that has been environmentally contaminated or stigmatized. The Company has recently created the "Shaw Insured Environmental Liability Distribution" or "SHIELD"TM program, a proprietary structured transaction that insures and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities. The Company believes its experience in managing and negotiating blended finite risk, stop loss, and other environmental related insurance products, will enhance margins and improve its win-rates in its core environmental contracting business through the utilization of this program.

     TECHNOLOGY AND INTELLECTUAL PROPERTY - The Company employs its technology and intellectual property to reduce costs and to better serve its customers. The Company's technologies include:

          o Induction Pipe Bending Technology. The Company believes its induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available. Induction bending utilizes simultaneous super-heating and compression of pipe to produce tight-radius bends to a customer's specifications. When compared with the traditional cut and weld method, Shaw's induction bending technology provides a lower cost and more uniform product that is generally considered to be stronger and less prone to structural fatigue.

          o Proprietary Ethylene Technology. The Company believes it has a leading position in technology associated with the process design of plants that produce ethylene. The Company estimates it has supplied process technology for approximately 35% of the world's ethylene capacity constructed since 1995.

          o Proprietary Customer-focused Computer Software. The Company has developed proprietary computer software to aid in project and process management. This software includes:

                    o SHAW-MAN(TM) and other software programs which enhance a customer's ability to plan, schedule and track projects and reduce installation costs and cycle times.

                    o SHAW-TRAC is a web-based, proprietary earned value application that enables the Company to effectively manage and integrate the many phases of a capital project, from estimating to engineering through construction and start-up. Users from around the world consistently access Shaw-Trac through the public networks in order to update and understand the real-time financial position of respective projects.

          o Technology Solutions to the Electric Power Industry. Power Technologies, Inc. ("PTI"), a subsidiary of the Company, provides software for the electric energy industry. Its licensed software includes: PSS/E programs for analyzing and optimizing electric power system performance; MUST program with a versatile EXCEL interface used in evaluating transfer capability, transaction impacts and contingency analysis for transmission systems: TPLAN for transmission reliability studies; PSS/E ADEPT for planning, designing and analyzing distributions systems; and PSS/VIPER in use throughout the world by power utilities to design and plan their electrical power transmission systems. PTI has also developed easy-to-use interfaces (ODMS) and network simulation libraries (PSS/E Engines) that helps users meet the fast-paced, wide-ranging challenges posed by today's electric power industry.

                    o Line Rating Monitor. PTI recently received a patent for a real-time monitoring system that enables electric transmission and distribution lines to transfer more power while maintaining high reliability and safety. Test installations of this system are currently being installed.

     A DIVERSE CUSTOMER BASE AND STRATEGIC ALLIANCES - The Company intends to continue to capitalize upon and enter into strategic partnerships and alliances with current and future customers. Shaw's recent expansion of its Environmental & Infrastructure segments' businesses significantly broadened the Company's customer base, particularly within the government sector. Shaw's alliance and partnership agreements enhance its ability to obtain contracts for individual projects by eliminating or reducing formal bid preparation. These agreements have historically tended to provide Shaw with a steady source of projects, minimize the impact of short-term market volatility and enable the Company to anticipate a larger portion of future revenues.

     CROSS-SELLING OPPORTUNITIES - Shaw's recent expansion into the environmental and infrastructure industries has significantly broadened the Company's service offerings. As a result the Company believes it has new opportunities and a broader customer base of established relationships to offer its array of products and services.

     SELECTIVE ACQUISITIONS - The Company intends to continue to pursue selective acquisitions of businesses or assets that will expand or complement Shaw's current portfolio of products and services. The Company believes it has established a successful track record of quickly, efficiently, and effectively integrating its acquisitions through integration teams led by its senior executives who become involved early in the acquisition process.

     COST-REIMBURSABLE CONTRACTS - The Company's philosophy is to perform most of its engineering, procurement and construction projects pursuant to cost-reimbursable contracts in which the Company's loss exposure is limited to a percentage of gross margin. These contracts also usually contain incentive/sharing/penalty provisions that reward performance and cost control and penalize late delivery of products and services. The Company believes its contracting philosophy minimizes its risks for contractual losses while providing incentives for the Company and its customers to work cooperatively.

FISCAL 2002 DEVELOPMENTS

IT Group Acquisition. During the fiscal year ended 2002, the Company acquired substantially all of the operating assets and assumed certain liabilities of the IT Group and its subsidiaries. IT Group was a leading provider of diversified environmental consulting, engineering, construction, remediation and facilities management services. The Company has combined the operations of the acquired IT Group businesses with the Company's existing environmental and infrastructure operations.

Changes in the Power Generation Market - Reduced Demand for New Power Plants. The Company's backlog from the power industry decreased by approximately $850 million during fiscal 2002. This decline was primarily because the demand for the construction of new domestic power plants fell dramatically due to questions about future economic growth rates and whether the United States had excess power generation capacity. Further, certain of the Company's independent and merchant power producer customers ("IPPs") experienced severe liquidity problems as financing was reduced to these companies and their projects. As a result of these conditions, during the fourth quarter of fiscal 2002, three customers cancelled or suspended their projects, resulting in a reduction of the Company's backlog by approximately $300 million. The Company was paid current sums due on two of the projects pursuant to their contractual terms and has continued to provide services to close down one of those two projects. However, the Company has not been paid on the third project and is attempting to collect the amounts due through a combination of negotiations and/or legal actions. The Company is also concerned that another customer may not be able to provide funding to complete two other projects that are presently included in the Company's backlog (at a value of approximately $372 million) as of August 31, 2002. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations- Fiscal 2002 Compared to Fiscal 2001- Integrated EPC Services Segment" for a complete discussion of the impact of these changes).

The Company anticipates that it will continue to derive significant revenues from the power industry (including both fossil fuel and nuclear). The Company recognized revenue of approximately $1.5 billion and $250 million in fiscal 2002 and 2001, respectively, from contracts for the construction of new gas-fired power plants. However, because of the problems experienced by independent and merchant power producers, the Company believes that it will not derive as much revenue in future periods from the construction of new gas-fired power plants as it did in fiscal year 2002 (as indicated by the approximate $1.3 billion decrease in backlog for the construction of new EPC fossil fuel contracts in fiscal 2002). Although the number of projects the Company obtains may be less than in prior years, the Company anticipates that it will continue to design and construct new power plants - primarily for regulated utilities or for cogeneration.

The Company expects to increase its revenues from other sectors of the domestic power industry through, for example, contracts to re-power, refurbish or maintain existing power plants, and to provide and install emission control equipment. For example, on July 24, 2002, the Company signed an agreement to provide maintenance modifications services for the restart of Tennessee Valley Authority ("TVA") nuclear facility, Browns Ferry - Unit 1. Construction started immediately with completion anticipated in 2007. Under the terms of this agreement, the Company will also continue to provide supplemental maintenance and modification services for all TVA Nuclear locations, with services to be provided immediately at Browns Ferry, Sequoyah, and Watts Bar nuclear plants. The Company will provide maintenance and modification services for TVA under a renewed six-year contract, with an option for extension up to four additional years. The total contract value is expected to exceed $800 million.

Stock Repurchase Program. In September 2001, the Company's Board of Directors authorized the Company to repurchase shares of its Common Stock, depending on market conditions, up to a limit of $100 million. As of October 11, 2002, the Company completed its purchases under this program, having purchased 5,331,005 shares at a cost of approximately $99.9 million. The Company purchased 3,170,605 shares at a cost of approximately $47.9 million in the first quarter of fiscal 2003, and 2,160,400 shares at a cost of approximately $52.0 million during the year ended August 31, 2002.

BUSINESS SEGMENTS

The Company has segregated its business into three segments: i) the Integrated EPC Services segment, ii) the Environmental & Infrastructure segment and iii) the Manufacturing and Distribution segment.

INTEGRATED EPC SERVICES SEGMENT

The Integrated EPC Services segment provides a range of design and construction related services, including design, engineering, construction, procurement, maintenance, piping system fabrication and consulting services primarily to the power generation and process industries.

Industry Overview

Power Industry

The Company believes it is the largest supplier of fabricated piping systems for power generation facilities in the United States and a leading supplier worldwide. The Company provides a full range of engineering, procurement and construction services to power projects on a global basis. During fiscal 2001, the Company's backlog increased significantly as a result of demand for new power plants, primarily combined-cycle and combustion turbine technology fueled by natural gas or both oil and gas. This new capacity demand was primarily created by orders from independent power producers and merchant power plants to develop additional generation capacity. Typically new plants from independent and merchant power producers compete directly with existing utilities in deregulated sectors. Deregulation also created opportunities for Shaw from existing utilities that needed to upgrade or develop new power plants to remain competitive. Although demand for new power plants decreased significantly in 2002, the Company expects many existing plants to be "re-powered" or substantially upgraded by replacing all or most of the plant with more efficient systems. The Company also provides system-wide maintenance and modification services to existing power plants. These projects can include upgrading emission control systems and redesigning facilities to allow for the use of alternative fuels. The Company concentrates on more complicated, non-commodity type projects where its technology, historical know-how and project management skills can add value to the project. The Company also has a leading position in the decommissioning and decontamination business for nuclear power plants. This business consists of shutting down and safely removing a facility from service while reducing the residual radioactivity to a level that permits release of the property for unrestricted use and termination of the license. The recent trend appears to be toward either extension of licenses or shutdown.

Process Industry

In process facilities, piping systems are the critical path to convert raw or feedstock materials to products. The Company fabricates fully integrated piping systems and provides a full range of engineering, procurement and construction services for process customers around the world. The Company's process work includes work for customers primarily in the chemical, petrochemical and refining industries. Demand in processing industries has declined in recent years as a result of decreased spending by chemical, petrochemical and refining companies and, more recently, due to an overall downturn in the worldwide economy. However, the Company is encouraged by an increase in inquiry activity in the petrochemical and refining industries. Key drivers include an increased demand for petrochemical products as well as waste-to-energy opportunities. The Company believes there will be increased capital expenditures by the major oil and petrochemical companies in calendar 2003 as demand improves. Additionally, China continues to significantly expand its petrochemical capabilities. Critical to this expansion is additional ethylene capacity - a core competency of Stone & Webster. The Company is continuing to execute on an ethylene plant in China for BASF with the bulk of the engineering and procurement functions now complete. The Company also expects that actions by the major oil and petrochemical companies to integrate refining and petrochemical facilities in order to improve margins will also provide opportunities for the Company. In the petrochemical field, the Company has particular expertise in the construction of ethylene plants which convert gas and/or liquid hydrocarbon feed stocks into ethylene, the source of many higher-value chemical products, including packaging, pipes, polyester, antifreeze, electronics, tires and tubes. The demand for Shaw's services in the refining industry has been driven by refiners' need to process a broader spectrum of crude and to produce a greater number of products. In addition, current refining activity is being driven by demand for clean fuels and clean air legislation. While the refining process is largely a commodity activity, the configuration of each refinery depends primarily on the grade of crude feedstock available, desired mix of end products and considerations of capital costs and operating costs. The Company also undertakes related work in the gas-processing field, including propane dehydrogenation facilities, gas treatment facilities, liquefied natural gas plants and cryogenic processes.

Services Offered

Piping Systems Fabrication

The Company provides integrated piping systems and services for new construction, site expansion and retrofit projects. Piping system integration accounts for a significant portion of the total man-hours associated with constructing a power generation or a materials processing facility. Shaw provides fabrication of complex piping systems from raw materials including carbon steel, stainless steel and other alloys, nickel, titanium and aluminum. The Company fabricates pipe by cutting it to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. The Company currently operates pipe fabrication facilities in Louisiana, Oklahoma, South Carolina, Texas, Utah, Virginia, the United Kingdom, Venezuela and Bahrain, where Shaw has a 49% interest in a joint venture. The Company's fabrication facilities are capable of fabricating pipe ranging in diameter from 1/2 inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. Shaw can fabricate pipe assemblies up to 100 feet in length and weighing up to 45 tons.

The Company believes its induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available, and the Company utilizes this technology and related equipment to bend pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening.

Engineering and Design

The Company provides a broad range of engineering, design and design-related services to its customers. The Company's engineering capabilities include civil, structural, mechanical, and electrical. For each project, Shaw identifies the project requirements and then integrates and coordinates the various design elements. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

Construction, Procurement and Maintenance

The Company provides construction and construction management services. Shaw often manages the procurement of materials, subcontractors and craft labor. The Company believes it has significant expertise in effectively and efficiently managing this total process. Depending on the project, Shaw may function as the primary contractor or as a subcontractor to another firm or as a construction manager, engaged by the customer to oversee another contractor's compliance with design specifications and contracting terms. Under operation and maintenance contracts, Shaw performs repair, renovation, predictive and preventative services to customer facilities worldwide.

Consulting

The Company provides technical and economic analysis and recommendations to owners, investors, developers, operators and governments, primarily, in the global power generation industry. Shaw's services include competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and energy demand modeling. The Company has particular expertise in the electronic simulation and analysis of power transmission and distribution systems.

ENVIRONMENTAL & INFRASTRUCTURE SEGMENT

The Environmental & Infrastructure segment provides services that include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. The Company also provides project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets. Federal, state and local governmental entities and commercial industrial companies, are the primary customers for Shaw's Environmental & Infrastructure segment.

Environmental

         Federal: The core service of the Company's federal business is the delivery of environmental restoration and regulatory compliance services to U.S government agencies, such as the Department of Defense ("DOD"), the Department of Energy ("DOE"), Environmental Protection Agency ("EPA"), and the Government Services Administration ("GSA"). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Resource Conservation and Recovery Act of 1976 ("RCRA"). Regulatory compliance activities are centered on providing professional services to meet the requirements of the Clean Water Act, Clean Air Act, Toxic Substances Control Act, and RCRA. For the DOE, the Company is presently working on several former nuclear-weapons production facilities where Shaw provides engineering, construction and construction management for nuclear activities. For the DOD, the Company is involved in projects at several superfund sites and several FUSRAP (Formerly Utilized Sites Remedial Action Program) sites managed by the U.S. Army Corps of Engineers. For the Department of the Army, the Company is working on the chemical demilitarization program at several sites.

As a part of its Homeland Defense programs, the Company has provided emergency support services to numerous federal agencies (and private-sector clients) in response to anthrax contamination at a number of high profile sites. The services the Company provides for anthrax and other biological agent contamination include sampling, analyzing samples, providing other laboratory services, decontaminating and cleaning buildings and equipment, air monitoring and modeling, disposing of contaminated waste and providing risk assessment and engineering and logistical support, as well as playing a leading role in investigating, developing and testing innovative decontamination techniques to help minimize and eliminate such contamination.

A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases, and to restoring former nuclear weapons facilities. The DOD has stated that there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. Further, in connection with the closure of many military bases, there are economic incentives and benefits resulting from environmental restoration that enable these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste.

Traditionally the DOD has maintained most of its own facilities and support systems, but it is now in the process of transferring many of these responsibilities to private contractors and private owners. A privatization market has been created by the government's sales of assets or revenue streams, such as military housing, electric, water and wastewater utilities on a military base, to a private company, which is then responsible for maintenance and operation of site activities currently conducted by government personnel. Additionally, the Office of Management and Budget ("OMB") has an initiative to force agencies to follow DOD's lead and begin to streamline their operations. A key driver in the upcoming years will be the outsourcing of activities within the civilian federal agencies.

         Commercial: Commercial Services provides environmental consulting, engineering and construction services to private-sector and state/local government customers. The business line is comprised of the Commercial Consulting and Engineering, the Construction and the Science and Technology Groups. Core services of the Commercial Consulting and Engineering, and Construction Groups include engineering, consulting and turnkey management services which includes complete life cycle management, construction management, operation and maintenance (O&M) services, and environmental services including emergency response and high hazard and toxic waste cleanups and on-site remedial activities. The Commercial Group provides full service capability, including site selection, permitting, design, build, operate, decontaminate, demolish, remediate and redevelopment. Additionally, the Science and Technology Group utilizes technology to solve environmental problems and these efforts are supported by two company-owned laboratories.

         Solid Waste: The Company's EMCON/OWT subsidiary provides turnkey services including engineering, permitting, design/build construction, equipment fabrication, landfill products, sampling, monitoring, and facility and system operation and maintenance, principally to the owners and operators of municipal solid waste landfills. EMCON/OWT offers complete life cycle management of solid waste, employing capabilities that range from site investigation through landfill design and construction to post-closure operations and maintenance or redevelopment.

         Environmental Liability Solutions: The Company's LandBank subsidiary provides integrated solutions utilizing real estate, environmental, legal, financial and insurance expertise. The Company acquires and redevelops environmentally impaired properties. The Company increases the values of these properties through remediation and mitigates its risks through various risk management programs. The Company believes its development activities enhance values for all participants in the development process - sellers, investors, developers and end users. The Company also develops, owns and operates wetland mitigation banks, which provide off-site mitigation for their development and infrastructure projects.

The Company has recently created the "Shaw Insured Environmental Liability Distribution" or "SHIELD"TM program, a proprietary, structured transactional tool, to reduce its customers' contingent environmental liabilities. Pursuant to this program, a subsidiary of Shaw Environmental & Infrastructure, Inc., will enter into contractual arrangements with its customers to take over responsibility for environmental matters at a particular site or sites, including indemnifications for defined cleanup costs and post closing third party claims, in return for compensation by the customer. Each project in the SHIELD program will have a risk management program that includes environmental insurance to protect the customer and the Company against project cost overruns, changing regulatory standards, third party claims and other potential risks.

Infrastructure

         The Company provides infrastructure services in support of federal government agencies, which have initiated reforms to improve operating efficiencies through outsourcing and privatization. Services are provided through four business lines focused on discrete segments of the market: Shaw Beneco, Facilities Management, Housing Privatization, and Transportation and Water.

         Shaw Beneco: Shaw Beneco provides construction management, design/build and general contracting for military housing, commercial and industrial facilities for the federal government and other clients. Shaw Beneco's operations are organized in two segments by project delivery and contract type:
Maintenance, Renovation and Repair (MRR) programs, and Construction Projects. MRR programs include Job Order Contracts (JOC) and the U.S. Air Force's Simplified Acquisition of Base Engineering Requirements (SABER) contracting methods, which are forms of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts. Construction projects include stand-alone construction projects, design/build, and multiple award construction contracts.

         Facilities Management: The Facilities Management business line provides integrated management services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction, operating and maintaining housing, and maintaining public safety services including police, fire and emergency services. Customers include the DOE, National Aeronautics & Space Administration (NASA), Army, Air Force, and the Navy.

         Housing Privatization: The Housing Privatization business line provides integrated services for DOD's Military Housing Privatization Initiative (MHPI) to include: property ownership; project financing; development; design/construction; and daily property management and maintenance services. This is a relatively new market that has developed in recent years as a result of DOD's need to retain personnel by providing quality housing to service members and their families.

         Transportation and Water: Demand in the transportation infrastructure sector is driven by governmental appropriation programs, which are typically multi-year in scope. For example, the Transportation Equity Act for the 21st Century is an infrastructure investment appropriations bill enacted by the U.S. Congress. In 2003, $7.3 billion in transit spending has been allocated and transportation infrastructure funding is expected to increase 5 to 7% annually between 2004 and 2009. In addition, Congress passed the Aviation Investment and Reform Act for the 21st Century, which provides construction spending to support the Federal Aviation Administration's Airport Improvement Program. In the infrastructure industry, the Company has particular expertise in rail transit systems, including subways. The Company also participates in selected tunnel, bridge, airport and highway projects. In the water sector, the Company provides engineering, and construction management services to local government agencies, often through alliances with other firms. Demand for Shaw's services in the water and wastewater business is driven by local government spending to upgrade and expand water and wastewater processing capacity. Recent projects include: construction management for the Metro West Water Supply Tunnel in Massachusetts; construction management for a leachate migration system at the Fresh Kills landfill in New York; and engineering and construction for a membrane water treatment plant in Florida.

Internationally, the Company's services are offered principally through its Roche subsidiary, located in Quebec, Canada. Through Roche, the Company also arranges financing to develop infrastructure projects in industrialized and developing countries. The Company has an extensive network of local affiliates, which allows it to effectively serve customers in regions where it does not have a local presence.

MANUFACTURING AND DISTRIBUTION SEGMENT

The Manufacturing and Distribution segment manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings.

The Company manufactures specialty stainless, alloy and carbon steel pipe fittings for use in pipe fabrication. These pipe fittings include stainless and other alloy elbows, tees, reducers and stub ends ranging in size from 1/2 inch to 48 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches. These fittings include elbows, tees, reducers and stub ends which are used primarily by the power generation and process industries.
Shaw operates a manufacturing facility in Shreveport, Louisiana, which sells its products to Shaw's Integrated EPC Services segment's operations and to third parties. Manufacturing pipe fittings enables Shaw to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total installed costs.

The Company also operates several distribution centers in the U.S., which distribute its products and products manufactured by third parties. Demand for the segment's products are typically dependent upon capital projects in the power generation and process industries.

SEGMENT FINANCIAL DATA AND EXPORT SALE INFORMATION

See Note 15 of Notes to Consolidated Financial Statements for detailed financial information regarding each business segment and export sale information.

REVENUES BY INDUSTRY AND GEOGRAPHIC REGION

The Company's revenues by industry in its two most recent fiscal years approximated the following amounts:

                                              YEAR ENDED AUGUST 31,
                                 ------------------------------------------------
                                          2002                      2001
                                 ----------------------    ----------------------
                                  IN MILLIONS       %       IN MILLIONS       %
                                 ------------    ------    ------------    ------
INDUSTRY
Power Generation                 $    2,237.5        71    $      915.7        60
Environmental & Infrastructure          489.8        15           186.2        12
Process Industries                      258.6         8           305.5        20
Other Industries                        184.8         6           131.5         8
                                 ------------    ------    ------------    ------
                                 $    3,170.7       100%   $    1,538.9       100%
                                 ============    ======    ============    ======

Process industries include chemical and petrochemical processing and crude oil refining sales. Other industries include oil and gas exploration and production.

The major industries in which Shaw operates are cyclical. Because Shaw's customers typically participate in a broad portfolio of industries, the Company's experience has been that downturns in one industry sector may be mitigated by opportunities in another sector.

The Company's revenues by geographic region in its two most recent fiscal years approximated the following amounts:

                                              YEAR ENDED AUGUST 31,
                                 ------------------------------------------------
                                          2002                      2001
                                 ----------------------    ----------------------
                                  IN MILLIONS       %       IN MILLIONS       %
                                 ------------    ------    ------------    ------

GEOGRAPHIC REGION
United States                    $    2,756.3        87%   $    1,210.4        78%
Asia/Pacific Rim                        148.3         5           117.1         7
Canada and other North America          108.2         4            79.3         5
Europe                                  103.7         3            86.4         6
South America                            27.8         1            23.1         2
Other                                    15.6        --            19.6         2
Middle East                              10.8        --             3.0        --
                                 ------------    ------    ------------    ------
                                 $    3,170.7       100%   $    1,538.9       100%
                                 ============    ======    ============    ======

BACKLOG

Integrated EPC Services Segment - The Company defines its backlog in its Integrated EPC Services segment as a "working backlog" that includes projects for which Shaw has received a commitment from its customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material the Company needs to make available for a customer's anticipated project. In certain instances the engagement is for a particular product or project for which the Company estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Shaw's backlog for maintenance work is derived from maintenance contracts and Shaw's customers' historic maintenance requirements.

Many of the contracts in backlog provide for cancellation fees in the event the customer were to cancel projects. These cancellation fees usually provide for reimbursement of Shaw's out-of-pocket costs, revenue associated with work performed to date and a varying percentage of the profits the Company would have realized had the contract been completed. In addition to cancellation risks, projects may remain in Shaw's backlog for extended periods of time.

Environmental & Infrastructure Segment - The Company's Environmental & Infrastructure segment's backlog includes the value of awarded contracts and the estimated value of unfunded work. This unfunded backlog generally represents various (federal, state and local) government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year or two of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers and average approximately 75% of the total unfunded awards. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. The Company's backlog does not include any awards (funded or unfunded) for work expected to be performed more than 5 years after the date of the financial statements. The amount of future actual awards may be more or less than the Company's estimates.

The Company estimates that its backlog was approximately $5.6 billion at August 31, 2002. The Company estimates that approximately 47% of its backlog at August 31, 2002 will be completed in fiscal 2003.

The following table breaks out the Company's backlog in the following industry sectors, geographic regions and business segments for the periods indicated.

                                                   AT AUGUST 31,
                                 ------------------------------------------------
                                          2002                      2001
                                 ----------------------    ----------------------
                                  IN MILLIONS       %       IN MILLIONS       %
                                 ------------    ------    ------------    ------

INDUSTRY SECTOR
Power Generation                 $    2,690.2        48%   $    3,540.1        79%
Environmental & Infrastructure        2,313.7        41           231.9         5
Process Industries                      497.8         9           666.4        15
Other Industries                        103.0         2            58.8         1
                                 ------------    ------    ------------    ------
                                 $    5,604.7       100%   $    4,497.2       100%
                                 ============    ======    ============    ======
GEOGRAPHIC REGION
Domestic                         $    5,080.9        91%   $    3,743.0        83%
International                           523.8         9           754.2        17
                                 ------------    ------    ------------    ------
                                 $    5,604.7       100%   $    4,497.2       100%
                                 ============    ======    ============    ======
BUSINESS SEGMENTS
Integrated EPC Services          $    3,287.2        59%   $    4,258.3        95%
Environmental & Infrastructure        2,313.7        41           231.9         5
Manufacturing and Distribution            3.8        --             7.0        --
                                 ------------    ------    ------------    ------
                                 $    5,604.7       100%   $    4,497.2       100%
                                 ============    ======    ============    ======

Note: The Company has included in backlog future revenues of approximately $372 million related to two contracts for which there are concerns whether the customer will have sufficient financing to complete the projects. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2002 Compared to Fiscal 2001- Integrated EPC Services Segment" for a complete discussion of the impact of this matter.)

The Company's backlog is largely a reflection of the broader economic trends being experienced by its customers and is important to Shaw in anticipating its operational needs. Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

TYPES OF CONTRACTS

The Company focuses its engineering, procurement and construction activities on cost-reimbursable and negotiated fixed-price work with well-established clients. The Company believes these types of contracts reduce its exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts are generally obtained by direct negotiation rather than by competitive bid.

The Company has entered into fixed-price or unit price contracts on a significant number of its domestic piping contracts and substantially all of its international piping projects. At August 31, 2002, approximately 78% of the Company's backlog was comprised of cost-reimbursable contracts, 12% was fixed-price work and 10% was unit price contracts. Under fixed-price, maximum or unit price contracts, Shaw agrees to perform the contract for a fixed-price and as a result, benefits from costs savings, but is unable to recover any cost overruns. Under certain negotiated fixed-price contracts, the Company may share with the customer any savings up to a negotiated ceiling price and carries some or all of the burden of costs exceeding the negotiated ceiling price. Contract prices are established based in part on cost estimates that are subject to a number of assumptions, such as future economic conditions. If these estimates prove inaccurate, or circumstances change, cost overruns can occur which could have a material adverse effect on the Company's business and results of its operations. Shaw's profit for these projects could decrease, or the Company could experience losses, if the Company is unable to secure fixed-pricing commitments from its suppliers at the time the contracts are executed or if Shaw experiences cost increases for material or labor during the performance of the contracts.

United States (U.S.) Government contracts are typically awarded through competitive bidding or negotiations pursuant to federal procurement regulations and involve several bidders or offerors. Government contracts also typically have annual funding limitations, and are limited by public sector budgeting constraints. Government contracts often may be terminated at the discretion of the government agency with payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the Company generally receives some allowance for profit on the work performed. Many of these contracts are multi-year Indefinite Delivery Order ("IDO") agreements. These programs provide estimates of a maximum amount the agency expects to spend, and the Company's program management and technical staffs work closely with the client to define the scope and amount of work required. Although these contracts do not initially provide the Company with any specific amount of work, as projects are defined, the work may be awarded to the Company without further competitive bidding.

Although the Company generally serves as the prime contractor on its federal government contracts, or as part of a joint venture which is the prime contractor, it also serves as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, the Company has entered into and may continue to enter into joint venture or teaming arrangements with competitors.

Also, U.S. Government contracts generally are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government's convenience. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

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

For the year ended August 31, 2002, the Integrated EPC Services segment had revenues from PG&E National Energy Group, Inc. of approximately $676 million, which represented approximately 26% of segment revenues and 21% of total Company revenues. Also, the Company had total revenues from U.S. Government agencies or entities owned by the U.S. Government of approximately $363 million (11% of total Company revenues) that included Environmental & Infrastructure segment revenues totaling approximately $203 million (41% of segment revenues).

For the year ended August 31, 2001, the Company's revenues from U.S. Government agencies or entities owned by the U.S. Government totaled approximately $183 million (12% of revenues). For the year ended August 31, 2000, the Company's revenues from two different non-U.S. Government customers totaled $85 million (11% of revenues) and $83.4 million (11% of revenues).

Additionally, as of August 31, 2002, approximately 50% of the Company's total backlog, and approximately 85% of the Environmental & Infrastructure segment's backlog, is with U.S Government agencies or entities owned by the U.S. government. Contracts with six (separate) commercial customers of the Integrated EPC Services segment represent approximately 25% of the Company's backlog at August 31, 2002.

The Company conducts its marketing efforts principally with an in-house sales force. In addition, the Company engages independent contractors, as agents, to market certain customers and territories. Shaw pays its sales force a base salary, plus when applicable, an annual bonus. Shaw pays its independent contractors on a commission basis.

RAW MATERIALS AND SUPPLIERS

For the Company's engineering, procurement and construction services, it often relies on third party equipment manufacturers, as well as subcontractors, to complete its projects. Shaw is not substantially dependent on any individual third party for these operations.

The Company's principal raw materials for its pipe fabrication operations are carbon steel, stainless steel and other alloy piping, which Shaw obtains from a number of domestic and foreign primary steel producers. The market for most raw materials is extremely competitive, and the Company's relationships with suppliers is considered good. Certain types of raw materials, however, are available from only one or a few specialized suppliers. The Company's inability to obtain materials from these suppliers could jeopardize Shaw's ability to timely complete a project or realize a profit.

The Company purchases directly from manufacturers, or manufactures itself, a majority of its pipe fittings. These arrangements generally lower Shaw's pipe fabrication costs because the Company is often able to negotiate advantageous purchase prices as a result of the volumes of its purchases. If a manufacturer is unable to deliver the materials according to the negotiated terms, the Company may be required to purchase the materials from another source at a higher price. Shaw keeps items in stock at each of its facilities and transports items between its facilities as required. The Company obtains more specialized materials from suppliers when required for a project.

INDUSTRY CERTIFICATIONS

In order to perform fabrication and repairs of coded piping systems, the Company's domestic construction operations and fabrication facilities, as well as its subsidiaries in Derby, U.K. and Maracaibo, Venezuela, maintain the required American Society of Mechanical Engineers ("ASME") certification (U & PP stamps). The majority of the Company's fabrication facilities, as well as its subsidiaries, in Derby, U.K. and Maracaibo, Venezuela have also obtained the required ASME certification (S stamp) and the National Board certification (R stamp). The Laurens, South Carolina facility is registered by the International Organization of Standards (ISO 9002). Substantially all of the Company's North American engineering operations, as well as its UK operations, are also registered by the International Organization of Standards (ISO 9001), as is its pipe support fabrication and distribution facilities (ISO 9002).

The Laurens, South Carolina facility continues to maintain its nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material.

PATENTS, TRADEMARKS AND LICENSES AND OTHER INTELLECTUAL PROPERTY

The Company has several items that it believes constitute valuable intellectual property. The Company considers its computerized project control system, SHAW-MAN(TM), to be a proprietary asset of the Company. The Company's Stone & Webster subsidiary believes that it has a leading position in technology associated with the design and construction of plants that produce ethylene, which the Company protects and develops with license restrictions and a research and development program. The Power Technologies Inc. (PTI) subsidiary is the owner of a recently issued patent for a line rating monitor, sold as the ThermalRate(R) System. The ThermalRate System allows transmission and distribution lines to carry more power while maintaining high reliability and safety. For lines that thermally limit power flow, the ThermalRate System is a cost effective solution which can avoid physical modifications of the lines.

Through the Company's acquisition of the assets of the IT Group, the Company has acquired certain patents that are useful in environmental remediation and related technologies. The technologies include the Biofast(R) in-situ remediation method, a vacuum extraction method for treating contaminated formations, and a method for soil treatment which uses ozone. The IT Group acquisition also included the acquisition of proprietary software programs that are used in the management and control of hazardous wastes and the management and oversight of remediation projects.

COMPETITION

The markets served by both the Company's Integrated EPC Services and Environmental & Infrastructure segments are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of regional, national and international companies are competing in the markets served by Shaw, and certain of these competitors have greater financial and other resources than the Company. Moreover, Shaw is a recent entrant into certain areas of these businesses, and certain competitors possess substantially greater experience, market knowledge and customer relationships than the Company.

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

EMPLOYEES

At August 31, 2002, the Company employed approximately 17,000 employees, and approximately 3,600 of these employees were represented by labor unions pursuant to collective bargaining agreements. The Company also employs union labor from time to time on a project-specific basis. The Company believes that the current relationships with its employees (including those represented by unions) are generally good. The Company is not aware of any circumstances that are likely to result in a work stoppage at any of its facilities.

At August 31, 2002, of the Company's total employees, approximately 1,000 work in the Company's wholly-owned subsidiaries in Canada, 800 work in the United Kingdom, and 300 work in Venezuela.

ENVIRONMENTAL

The Company is subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of waste materials and health and safety.

The environmental, health and safety laws and regulations to which the Company is subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on the Company in the future. The Company believes that it is in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, the Company's costs with respect to environmental compliance have not been material, and the Company has not incurred any material environmental liability. However, no assurances can be given that the Company will not incur material environmental costs or liabilities in the future. For more information on the impact of environment regulation upon the Company's businesses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

ITEM 2. PROPERTIES

The principal properties of the Company at August 31, 2002 are as follows:

                                                                           APPROXIMATE
       LOCATION                     DESCRIPTION                            SQUARE FEET
       --------                     -----------                            -----------

Baton Rouge, LA          Corporate Headquarters                             240,000(1)
Laurens, SC              Pipe Fabrication Facility                          200,000
Prairieville, LA         Pipe Fabrication Facility                           60,000(1)
Shreveport, LA           Pipe Fabrication Facility                           65,000
West Monroe, LA          Pipe Fabrication Facility                           70,000
Walker, LA               Pipe Fabrication Facility                          154,000
Maracaibo, Venezuela     Pipe Fabrication Facility                           45,000
Tulsa, OK                Pipe Fabrication Facility                          158,600
Clearfield, UT           Pipe Fabrication Facility                          335,000(1)
Houston, TX              Pipe Fabrication Facility                           12,000
Troutville, VA           Pipe Fabrication Facility                          150,000(1)
Derby, U.K.              Pipe Fabrication Facility                          200,000(1)(2)
Baton Rouge, LA          Distribution Facility                               30,000(1)
Shreveport, LA           Piping Components and Manufacturing Facility       385,000
Houston, TX              Pipe Fittings Distribution Facility                107,000(1)
Stoughton, MA            Office Building                                    197,000(1)
Milton Keynes, U.K.      Office Building                                     86,500(1)
Houston, TX              Office Building                                    206,000(1)
Denver, CO               Office Building                                    148,000(1)
Toronto, Canada          Office Building                                    102,000(1)
Monroeville, PA          Office Building                                    115,000(1)
Findlay, OH              Office Building and shops                          146,000(1)
Knoxville, TN            Office Buildings and laboratory                    100,000(1)(3)

(1)  Leased facility.

(2) Will move to a newly constructed 95,000 square foot leased facility in fiscal 2003.

(3)  Facility includes 16,000 square foot laboratory, which is owned.

The Bahrain joint venture leases a 94,000 square foot pipe fabrication facility in Manama, Bahrain.

In addition to the foregoing, the Company occupies other owned and leased facilities in various cities, but such facilities are not considered principal properties. The Company considers each of its current facilities to be in good operating condition and adequate for its present use.

ITEM 3. LEGAL PROCEEDINGS

On August 5, 2002, the Company was notified by NRG Energy, Inc. ("NRG") that due to liquidity issues, neither NRG nor its subsidiary, LSP-Pike Energy, LLC ("Pike"), could make the next scheduled payment on the project for which the Company had a contract involving engineering, procurement, and construction of a combined cycle power plant in Holmesville, Mississippi. The parties reached an agreement ("Pike Agreement") for Shaw to acquire substantially all of the assets of Pike in exchange for forgiveness of current sums owed and the payment of $43 million by the Company to NRG. The Pike Agreement was subject to approval of NRG's lenders and the Board of Directors of Xcel Energy, Inc. ("Xcel"), the ultimate parent company of Pike. As of October 17, 2002, the requisite consents for the Pike Agreement had not been granted. Consequently, the Company filed an involuntary petition for liquidation of LSP-Pike Energy, LLC, under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson Division, to protect its rights, claims and security interests in and to the assets of Pike. Additionally, the Company filed suit against NRG and Xcel, and certain of their officers in the United States District Court for the Southern District of Mississippi, Jackson Division, to collect amounts due, damages and costs. A lien has also been filed on the project property. The Company will also pursue discussions with NRG, Xcel, and the lenders in an effort to resolve this matter.

Additionally, the Company has been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes and claims for personal injury or property damage that occur in connection with the Company's business. Such contractual disputes normally involve claims relating to the performance of equipment, design or other engineering services and project construction services provided by the Company's subsidiaries and affiliates. Although the outcome of lawsuits cannot be predicted and no assurances can be provided, management believes that, based upon information currently available, none of the now pending lawsuits, if adversely determined, would have a material adverse effect on the Company's financial position or results of operations. However, the Company cannot guarantee such a result.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2002.

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

                                                       HIGH         LOW
                                                       ----         ---
Fiscal year ended August 31, 2001
  First quarter                                      $46.50       $27.25
  Second quarter                                      55.39        31.00
  Third quarter                                       63.48        40.70
  Fourth quarter                                      60.00        23.00

Fiscal year ended August 31, 2002
  First quarter                                      $35.74       $23.79
  Second quarter                                      29.85        17.25
  Third quarter                                       36.09        23.41
  Fourth quarter                                      33.65        13.76

Fiscal year ending August 31, 2003
  First quarter (through November 21, 2002)          $17.42       $ 8.90

The high and low sales prices for the first and second quarters of the fiscal year ended August 31, 2001 have been restated to give effect to the December 2000 two-for-one Common Stock split.

The closing sales price of the Common Stock on November 21, 2002, as reported on the NYSE, was $17.20 per share. As of November 15, 2002, the Company had 163 shareholders of record.

The Company has not paid any cash dividends on the Common Stock and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no dividends are expected to be declared or paid on the Common Stock at the present. The declaration of dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors as may be appropriate in light of relevant factors at the time. The Company is, however, subject to certain prohibitions on the payment of dividends under the terms of existing credit facilities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data of the Company on a consolidated basis. The selected historical consolidated financial data for each of the three fiscal years in the period ended August 31, 2002 presented below has been derived from the Company's audited consolidated financial statements. Such data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEAR ENDED AUGUST 31,
                                                ------------------------------------------------------------------------
                                                    2002           2001            2000          1999          1998
                                                ------------   ------------   ------------   ------------   ------------
                                                    (2)            (3)             (4)                         (5)
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENTS OF INCOME

Revenues                                        $  3,170,696   $  1,538,932   $    762,655   $    494,014   $    501,638
                                                ============   ============   ============   ============   ============

Income from continuing operations               $     98,367   $     61,212   $     30,383   $     18,121   $     16,232
                                                ============   ============   ============   ============   ============

Basic income per common share before
  extraordinary item and cumulative
  effect of change in accounting principle(1)   $       2.41   $       1.53   $       1.03   $       0.76   $       0.65
                                                ============   ============   ============   ============   ============

Diluted income per common share before
  extraordinary item and cumulative
  effect of change in accounting principle(1)   $       2.26   $       1.46   $       0.99   $       0.73   $       0.63
                                                ============   ============   ============   ============   ============


CONSOLIDATED BALANCE SHEETS
Total assets                                    $  2,304,200   $  1,701,854   $  1,335,083   $    407,062   $    389,844
                                                ============   ============   ============   ============   ============

Long-term debt and capital lease obligations,
  net of current maturities                     $    522,147   $    512,867   $    254,965   $     87,841   $     91,715
                                                ============   ============   ============   ============   ============

Cash dividends declared per common share        $         --   $         --   $         --   $         --   $         --
                                                ============   ============   ============   ============   ============

(1) Earnings per share for fiscal 2000, 1999 and 1998 have been restated to reflect the effect of the December 2000 two-for-one stock split of the Company's Common Stock.

(2) Includes the acquisition of certain assets of the IT Group and PsyCor Inc. in fiscal 2002. (See Note 4 of Notes to Consolidated Financial Statements.)

(3) Includes the acquisition of certain assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. in fiscal 2001. (See Note 4 of Notes to Consolidated Financial Statements.)

(4) Includes the acquisitions of certain assets of Stone & Webster and PPM Contractors, Inc. in fiscal 2000. (See Note 4 of Notes to Consolidated Financial Statements.)

(5) Includes the acquisitions of certain assets of Prospect Industries plc, Lancas, C.A., Cojafex B.V. and Bagwell Brothers, Inc. in fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto.

General

The Company has three operating segments: Integrated EPC (engineering, procurement and construction - "EPC") Services, Environmental & Infrastructure, and Manufacturing and Distribution.

Integrated EPC Services

The Integrated EPC Services segment provides a range of design and construction related services, including design, engineering, construction, procurement, maintenance, piping system fabrication, and consulting services primarily to the power generation and process industries.

Environmental & Infrastructure

The Environmental & Infrastructure segment provides services which include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. The Company also provides project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets.

Manufacturing and Distribution

The Manufacturing and Distribution segment manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. These fittings include elbows, tees, reducers and stub ends.

Comments Regarding Future Operations

Historically, the Company has used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and plans to continue to do so. However, all comments concerning the Company's expectations for future revenue and operating results are based on the Company's forecasts for its existing operations and do not include the potential impact of any future acquisitions.

CRITICAL ACCOUNTING POLICIES AND RELATED ESTIMATES THAT HAVE A MATERIAL EFFECT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is a discussion of the accounting policies and related estimates that the Company believes are the most critical to understanding its consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. Information regarding the Company's other accounting policies is included in the Notes to Consolidated Financial Statements.

Engineering, Procurement and Construction Contract Revenue Recognition and Profit and Loss Estimates

A substantial portion of the Company's revenue from both the Integrated EPC Services and Environmental & Infrastructure segments is derived from engineering, procurement and construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contacts or as combined contracts (i.e., one contract that covers engineering, procurement and construction or a combination thereof). The Company utilizes accounting principles set forth in American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1 - "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and other applicable accounting standards to account for its long-term contracts. The Company recognizes revenue for these contracts on the percentage-of-completion method, usually based on costs incurred to date, compared with total estimated contract costs. Most of the Company's contracts are cost-reimbursable. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in revenues when their realization is reasonably assured.

Provisions for estimated losses for uncompleted contracts are made in the period in which such losses are identified. The cumulative effect of other changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. An amount equal to the costs attributable to yet to be approved change orders and claims is included in the total estimated revenue when it is probable they will result in additional contract revenue and the amount can be reasonably estimated. Profit from such change orders and claims is recorded in the year such amounts are resolved.

As is common to the construction industry and inherent in the nature of the Company's contracts, it is possible that there will be future (and currently unknown) significant adjustments to the Company's currently estimated contract revenues, costs and gross margins for contracts currently in process, particularly in the latter stages of the contracts. These future adjustments could, depending on either the magnitude of the adjustments and/or the number of contracts being completed, materially (positively or negatively) affect the Company's operating results in an annual or quarterly reporting period. Such future adjustments are, in the opinion of the Company's management, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method (discussed above) for the Company's contracts.

A. Revenues and gross margins from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or recorded until the latter stages of the contracts. Substantially all of the Company's revenues from cost-reimbursable contracts are based on costs incurred plus the fee earned (before unrealized incentives/penalties). The application of the Company's revenue recognition practices for these types of contracts usually results in the Company recognizing revenues ratably with a consistent gross profit margin with the occurrence of costs and construction progress during most of the contract term.

     The Company's cost-reimbursable contracts are generally structured as either target cost or cost plus contracts. Target cost contracts contain an incentive/penalty arrangement in which the Company's fee is adjusted, within certain limits, for cost underruns/overruns to an established (target) price, representing the Company's estimated cost and fee for the project. Cost plus contracts reimburse the Company for all of its costs, but generally limit the Company's fee to a fixed percentage of costs or to a certain specified amount. Usually, target-cost contracts are priced with higher fees than cost plus contracts because of the uncertainties relating to an adjustable fee arrangement. Additionally, both the target cost and cost-reimbursable contracts frequently have other incentive and penalty provisions for such matters as schedule, liquidated damages and testing or performance results.

     Generally, the penalty provisions for the Company's cost-reimbursable contracts are "capped" to limit the Company's monetary exposure to a portion of the contract gross margin. Although the Company believes it is unlikely that it could incur losses or lose all of its gross margin on its cost-reimbursable contracts, it is possible for penalties to reduce or eliminate previously recorded profits. The incentive/penalty provisions are usually finalized as contract change orders either subsequent to negotiation with or verification by, the Company's customers.

     In most situations, the amount and impact of incentives/penalties are not, or cannot be, determined until the latter or completion stages of the contract, at which time the Company will record the adjustment amounts on a cumulative, catch-up basis.

B. The accuracy of gross margins from fixed-price contracts is dependent on the accuracy of cost estimates and other factors. The Company has a limited number of fixed-price contracts, most of which were entered into on a negotiated basis. The Company also has fixed-price contacts that were awarded based on competitive bids.

     The accuracy of the gross margins the Company reports for fixed-price contracts is dependent upon various judgments it makes with respect to its contract performance, its cost estimates, and its ability to recover additional contract costs through change orders or claims. Further, many of these contracts also have incentive/penalty provisions. Generally, the amount and impact of these incentives/penalties are not, or cannot be, determined until the latter or completion stages of the contract. .

     The Company recognizes adjustments to the gross margin on fixed-priced contracts for changes in its cost estimates, finalization of incentives/penalties, and other similar charges on a cumulative, catch-up method, when such adjustments are known or probable.

The revenue recognition policies related to the Company's fabrication contracts, consulting services, and pipe fittings and manufacturing operations are described in the accompanying Notes to Consolidated Financial Statements. Because of the nature of the contracts and related work, estimates and judgments usually do not play as important a role in the determination of revenue and profit and loss for these services as they do for the engineering, procurement and construction contracts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts related to estimated losses that could result from the inability of its customers to make required payments. The Company records, generally as a reduction to income, additions to the allowance for doubtful accounts based on management's assessment of a specific customer's inability to meet its financial obligations, and the balance of the allowance for doubtful accounts reduces the recognized receivable to the net amount the Company believes will be ultimately collected. If the financial condition of the Company's customers were to deteriorate resulting in an impairment of their ability to make payments, further additions to the allowance for doubtful accounts, which would reduce the Company's earnings, may be required. These increases to the allowance for doubtful accounts could be significant, given i) the size of certain of the Company's EPC contracts and ii) the fact that the Company could perform a substantial amount of unreimbursed work on significant projects prior to the customer notifying the Company it will not pay the amounts due. (Also see Note 14 to Notes to Consolidated Financial Statements).

Acquisitions - Fair Value Accounting and Goodwill Impairment

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company's goodwill balance as of August 31, 2002 was approximately $499 million, most of which related to the Stone & Webster and IT Group acquisitions (see Note 4 and Note 8 of Notes to Consolidated Financial Statements).

In the first quarter of fiscal 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 142 - "Goodwill and Other Intangible Assets," which was issued in July 2001. SFAS No. 142 deals with, among other matters, the accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but that impairment of goodwill assets must be reviewed on a regular basis based on a fair value concept. SFAS No. 142 also removed certain differences between book and tax expense, which has resulted in a reduction of the Company's effective tax rate. If SFAS No. 142 had been in effect during fiscal 2001 and 2000, the Company estimates that its diluted earnings per share would have been increased by approximately $0.32 per share and $0.06 per share for the years ended August 31, 2001 and 2000, respectively. This increase in diluted earnings per share would have resulted from the cessation of goodwill amortization and a lower effective tax rate. (See Note 8 of Notes to Consolidated Financial Statements.)

The Company has completed the initial and first annual impairment tests required with the adoption of SFAS No. 142 and has determined that its goodwill was not impaired. Further, there is no current indication that its goodwill is or will be impaired. However, the Company's businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of the Company's businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings, could possibly be required in such circumstances.

Additionally, the Company's estimates of the fair values of the tangible and intangible assets and liabilities it acquires in acquisitions are determined by reference to various internal and external data and judgments, including the use of third party experts. These estimates can and do differ from the basis or value (generally representing the acquired entity's actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities. Accordingly, the Company's post acquisition financial statements are materially impacted by and dependent on the accuracy of management's fair value estimates and adjustments. The Company's experience has been that the most significant of these estimates are the values assigned to construction contracts, production backlog, customer relationships, licenses and technology. These estimates can also have a positive or negative material effect on future reported operating results. Further, the Company's future operating results may also be positively or negatively materially impacted if the final values for the assets acquired or liabilities assumed in its acquisitions are materially different from the fair value estimates which the Company recorded for the acquisition.

Earnings Per Share and Potential Equity Effect of Convertible Debt (LYONs)

Effective May 1, 2001, the Company issued and sold $790 million (including $200 million to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The Company realized net proceeds after expenses from the issuance of this debt of approximately $490 million. The securities are a senior unsecured obligation of the Company and are convertible into the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 maturity value ("contract conversion rate") or an effective conversion price of $77.03 at the date of issuance. (See Note 9 of Notes to Consolidated Financial Statements).

In addition to the above conversion feature, the holders of the debt have the right to require the Company to repurchase the debt on May 1, 2004, May 1, 2006, May 1, 2011, and May 1, 2016 at the then accreted value. The Company has the right to fund such repurchases with shares of its Common Stock (valued at the current market value), or cash, or a combination of Common Stock (valued at the current market value) and cash.

The Company has, in accordance with SFAS No. 128 - "Earnings per Share," computed its diluted earnings per share using the "if converted method" assumption that the LYONs would be converted at the contract rate of 8.2988 shares per $1,000 maturity value (or an approximate equivalent conversion price of $79.36 at August 31, 2002). Under this method the Company has reported diluted earnings per share to reflect approximately 6,556,000 additional shares on the basis that the debt would be converted into Common Stock at a rate of
8.2988 shares per $1,000 maturity value, if the effect was dilutive. Additionally, the Company has presented the debt as long-term debt (as opposed to equity) on its balance sheet.

It is the Company's plan to use cash to repurchase some, or all, of the convertible debt that may be submitted for repurchase. Therefore, pursuant to SFAS No. 128, the Company's financial statements do not reflect the effect on diluted earnings per share that could result from the issuance of additional shares of its Common Stock resulting from the submission by the holders of the convertible debt for repurchase on the specified anniversary dates. The Company believes, however, that depending on the magnitude of repurchase requests, it is possible that it could issue shares to satisfy a portion of any repurchase requirements. Further, it is possible that in adverse circumstances, such as a combination of a large number of repurchase requests, low stock price and/or liquidity or financing restraints, the Company could be required to issue a significant number of shares to satisfy its repurchase obligations and the number of shares actually issued could exceed the number of shares presently being utilized by the Company to compute diluted earnings per share. (See Note 16 of Notes to Consolidated Financial Statements.) The issuance of a large number of shares could significantly dilute the value of the Company's Common Stock and materially affect its earnings per share calculations.

RESULTS OF OPERATIONS

The following table presents summary income and expense items as a percentage of sales for the years ended August 31, 2002, 2001 and 2000:

                                                          FOR THE YEARS ENDED AUGUST 31,
                                                  ----------------------------------------------
                                                      2002             2001             2000
                                                  ------------     ------------     ------------

Revenues                                                 100.0%           100.0%           100.0%
Cost of revenues                                          89.7             84.0             83.3
                                                  ------------     ------------     ------------
  Gross profit                                            10.3             16.0             16.7
General and administrative expenses                        5.1              9.1              9.8
                                                  ------------     ------------     ------------
  Operating income                                         5.2              6.9              6.9
Interest expense                                          (0.7)            (1.0)            (1.0)
Interest income                                            0.4              0.6              0.1
Other expense, net                                        (0.1)              --               --
                                                  ------------     ------------     ------------
  Income before income taxes                               4.8              6.5              6.0
Provision for income taxes                                 1.7              2.5              2.2
                                                  ------------     ------------     ------------
Income before earnings from unconsolidated
  Entities                                                 3.1              4.0              3.8
Earnings from unconsolidated entities                       --               --              0.2
                                                  ------------     ------------     ------------
Income before extraordinary item and cumulative
  effect of change in accounting principle                 3.1              4.0              4.0
Extraordinary item for early extinguishment
  of debt, net of taxes                                     --               --             (0.1)
Cumulative effect on prior years of change in
  accounting for start-up costs, net of taxes               --               --               --
                                                  ------------     ------------     ------------
Net income                                                 3.1%             4.0%             3.9%
                                                  ============     ============     ============

FISCAL 2002 COMPARED TO FISCAL 2001

During fiscal 2002 the Company's revenues increased to $3.2 billion from $1.5 billion in fiscal 2001. The primary reasons for this increase in revenue was an approximate $1.3 billion increase in revenues from construction of new gas-fired power plants, realized by the Integrated EPC Services segment. Additionally, during the third quarter of fiscal 2002, the Company acquired most of the assets and assumed certain liabilities of the IT Group, a leading provider of environmental and infrastructure services to governmental and commercial customers. As a result of this acquisition, the Company formed a new business segment, the Environmental & Infrastructure segment, by combining the acquired IT Group operations with the Company's existing environmental and infrastructure businesses. This acquisition increased the Company's revenues from environmental and infrastructure services to $489.8 million from fiscal 2001 revenues of $186.2 million, or an increase of $303.6 million.

The following presents a comparison of the Company's operating results from fiscal 2002 as compared with fiscal 2001 for the Company's three business segments.

Integrated EPC Services Segment

Revenues by industry for the Integrated EPC Services segment approximated the following amounts and percentages:

                           FISCAL 2002                 FISCAL 2001
                    -------------------------   -------------------------
INDUSTRY SECTOR     (IN MILLIONS)       %       (IN MILLIONS)       %
---------------     -------------    --------   -------------    --------

Power Generation     $    2,223.2        85.2%   $      894.9        70.1%
Process Industries          240.9         9.2           287.9        22.6
Other Industries            146.1         5.6            93.9         7.3
                     ------------    --------    ------------    --------
                     $    2,610.2       100.0%   $    1,276.7       100.0%
                     ============    ========    ============    ========

Revenues increased by approximately $1.3 billion from fiscal 2001 levels to $2.6 billion in fiscal 2002. Revenues from the domestic power generation market accounted for substantially all of this increase. The increase in revenues was attributable to significant contracts for the construction of new gas-fired power plants entered into in fiscal 2001 when there was strong demand for these facilities. Many of these contracts will be completed in fiscal 2003.

Process industries revenues in fiscal 2002 decreased by approximately $47.0 million, from fiscal 2001. This decrease was attributable to industry trends and the Company's decision not to pursue low margin projects similar to those it assumed in the Stone & Webster acquisition. Revenues from other industries increased by approximately $52.2 million in fiscal 2002 as compared to fiscal 2001, primarily as a result of an increase in domestic revenues.

Segment gross profit increased 25%, or $47.1 million, to $238.8 million in fiscal 2002 from $191.7 million in fiscal 2001 due to the growth in revenue volume during the year. Gross profit in fiscal years 2002 and 2001 was increased (cost of sales decreased) by approximately $32.0 million and $99.3 million respectively, by the utilization of contract adjustments and accrued contract loss reserves that were established to record the fair value of (primarily) fixed-price contracts acquired in the Stone & Webster acquisition. (See Note 4 of Notes to Consolidated Financial Statements).

The gross profit margin percentage for the year ended August 31, 2002 decreased to 9.1% from 15.0% in the prior year. This decrease in gross margin percentage is attributable to fiscal 2002 revenues having a much higher percentage of lower margin revenue as compared with fiscal 2001. The lower margins relate primarily to i) cost-reimbursable contracts entered into in fiscal 2001 and ii) purchases of large equipment items for power generation contracts.

Prior to fiscal 2002, revenues included a higher percentage of fixed-price contracts (which were generally priced with higher gross margins than cost-reimbursable contracts in order to compensate for cost overrun risks). Also during fiscal 2002, revenues from large equipment purchases on behalf of customers were approximately $540 million as compared with approximately $60 million in fiscal 2001 and these revenues generally carry a very low gross margin due to the "pass through" nature of their underlying costs.

A substantial portion of the Integrated EPC Services segment's revenues in fiscal 2003 will also be derived from cost-reimbursable contracts and there will also be revenues from contracts requiring large equipment purchases (although anticipated to be less than in fiscal 2002). Accordingly, the Company expects that gross profit margin percentages on work performed in fiscal 2003 will be comparable with fiscal 2002 margins. However, further weakening of demand in the power generation market or in the financial condition of certain of the Company's customers in the industry could result in lower margins than those experienced in fiscal 2002.

Segment backlog at August 31, 2002 was approximately $3.3 billion as compared with approximately $4.3 billion at August 31, 2001, and was comprised of the following:

                                                AT AUGUST 31,
                                ----------------------------------------------
                                         2002                     2001
                                ---------------------    ---------------------
                                 IN MILLIONS      %       IN MILLIONS      %
                                ------------   ------    ------------   ------
INDUSTRY SECTOR
Power Generation
    Nuclear Power               $    1,189.1       36    $      437.3       10
    Fossil Fuel EPC                    998.9       30         2,270.4       53
    Other                              502.2       15           832.4       20
                                ------------   ------    ------------   ------
Total Power Generation               2,690.2       81         3,540.1       83
Process Industries                     495.5       16           664.5       16
Other Industries                       101.5        3            53.7        1
                                ------------   ------    ------------   ------
Total Integrated EPC Services   $    3,287.2      100%   $    4,258.3      100%
                                ============   ======    ============   ======

The Company's backlog from the power industry decreased by approximately $850 million during fiscal 2002. This decline was primarily because the demand for the construction of new domestic power plants fell dramatically due to questions about future economic growth rates and whether the United States had excess power generation capacity. Further, certain of the Company's independent and merchant power producer customers experienced severe liquidity problems as financing was reduced to these companies and their projects. As a result of these conditions, during the fourth quarter of fiscal 2002, three customers cancelled or suspended their projects, resulting in a reduction of the Company's backlog by approximately $300 million. The Company was paid current sums due on two of the projects pursuant to their contractual terms and has continued to provide services to close down one of those two projects. However, the Company has not been paid on the third project and is attempting to collect the amounts due through a combination of negotiations and/or legal actions. The Company is also concerned that another customer may not be able to provide funding to complete two other projects that are presently included in the Company's backlog (at a value of approximately $372 million) as of August 31, 2002. (See "Contingencies Associated with Domestic Power Market EPC Projects" below for a complete discussion of the impact of these changes.)

The Company anticipates that in the future, the Integrated EPC Services segment will continue to derive significant revenues from the power industry (including both fossil fuel and nuclear). The Company recognized revenue of approximately $1.5 billion and $250 million in fiscal 2002 and 2001, respectively, from contracts for the construction of new gas-fired power plants. However, because of the problems experienced by independent and merchant power producers, it will not derive as much revenue from the construction of new gas-fired power plants as it did in fiscal years 2002 (as indicated by the approximate $1.3 billion decrease in backlog for EPC fossil fuel contracts in fiscal 2002). Although award levels will be less than in prior years, the Company anticipates it will continue to design and construct new power plants - primarily for regulated utilities or for cogeneration.

Additionally, the Company expects to increase its revenues from other sectors of the domestic power industry through, for example, contracts to re-power, refurbish or maintain existing power plants, and to provide and install emission control equipment.

The Company has also recently seen increases in bid and proposal activity in various foreign process and power industry sectors.

Contingencies Associated with Domestic Power Market EPC Projects

In fiscal 2002 and 2001, the Company entered into several significant EPC contracts for new domestic gas-fired combined cycle power plants. As discussed above, during fiscal 2002 and 2001, the Company recognized revenues of approximately $1.5 billion and $250 million, respectively, related to these contracts. The Company's customers for these power plants are major utility companies and IPPs, several of which where wholly or partially owned subsidiaries of major utilities. In fiscal 2002, demand for new capacity in the domestic power market significantly decreased, resulting in, among other things, financial distress among many participants in the domestic power markets, particularly the IPPs. Although at the time the Company entered into these contracts, all of these customers had investment grade credit ratings, during 2002, all of the Company's IPP customers received downgrades to their credit ratings, which are now considered to be below investment grade. The condition of the national power market, these downgrades and other factors resulted in three projects being canceled or suspended. For one of these projects, Pike, discussed further below, the Company was notified by the customer of their intention to not make a scheduled milestone payment on its required due date.

As of August 31, 2002, the Company has $998.9 million remaining in backlog related to gas-fired combined cycle power plant projects; $470.6 million for IPPs on six projects with the remaining $528.3 million for major utility companies on three projects. The Company believes that the continuation of certain of the projects for the IPPs is dependent upon the customer and/or the customer's parent company successfully obtaining additional or alternative financing sources, such as receiving extension of their credit facilities, restructuring of their financial obligations or agreements with funding sources to continue to fund the projects to completion. The Company believes the three projects for the major utility companies will be completed. Under all agreements the Company has the right to stop construction if the milestone billings are not made by the counterparty.

In addition, under the terms of one contract with an IPP, the customer, at its option, can pay a portion of the contract price in subordinated notes or cash. The Company believes that the amount payable in subordinated notes will not exceed $27 million under the terms of the contract. If elected by the customer, the subordinated notes would bear interest at prime plus 4% and mature in October 2009. However, if any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible at the option of the Company into a 49.9% equity interest in the related project. The payments that could be made with these notes would be due in the first half of fiscal 2003 and final acceptance of the project is expected in the first half of calendar 2003.

The Pike Project

During the fourth quarter of 2002, one of the Company's customers, LSP-Pike Energy, LLC ("Pike") notified the Company of its intention to not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which is wholly-owned by Xcel Energy Inc. ("Xcel"). In accordance with the terms of the contract, on September 4, 2002, the Company notified the customer it was in breach of the terms of the contract for nonpayment and, therefore, the contract was terminated. No amounts are included in backlog at August 31, 2002 related to the Pike project.

Prior to the contract termination, the Company had executed commitments/agreements to purchase equipment for the project and had also entered into agreements with subcontractors to perform work on the project. Certain of these commitments and agreements contain cancellation clauses and related payment or settlement provisions. The Company has entered into discussions with its vendors and subcontractors to determine the final amounts owed based on the termination of the Company's contract. The Company believes pursuant to the terms of the contract with Pike that the Company has retained ownership of a significant amount of this equipment and other pieces of equipment that were to be installed on the project. Under the terms of the original contract between the Company and Pike, Pike is obligated to reimburse the Company for all of the costs incurred by the Company whether before or after the termination and a fee for the work performed prior to the termination. The Company believes that it is owed approximately $120 million in costs to be incurred and fees over the amounts already paid under the contract.

The Company is actively pursuing alternatives to collect all amounts it is owed under the Pike contract. On October 18, 2002, the Company filed an involuntary petition for liquidation of Pike, under Chapter 7 of the U.S. Bankruptcy Code to protect its rights, claims, and security interests in and to the assets of Pike. The Company also filed suit against NRG and Xcel, along with certain of their officers to collect amounts due, damages, and costs. In addition to the legal proceedings, the Company will continue to pursue discussions with Pike, NRG, Xcel and their lenders in an effort to resolve collection of the amounts owed.

The Company believes it will ultimately recover the costs it incurred and will incur under the terms of the contract and the profit it has recognized through August 31, 2002 on the project. The Company will not recognize any additional profit it is owed under this contract until it is probable it will collect that additional amount.

Although the Company expects to recover amounts owed to it (including final vendor and subcontractor settlements), it is also reasonably possible that the Company will not recover all of its costs and profit recognized through August 31, 2002, on the project; particularly if the customer's financial situation continues to deteriorate and if the equipment in the possession of the Company cannot be used on another similar project or liquidated by the Company to recover all or a portion of the amount owed. The amount, if any, that may not be recoverable is dependent upon the final amounts to be expended by the Company related to the project, the amount to be realized upon disposition of the equipment related to the project and the financial wherewithal of the customer in the future, which is dependent upon its ability to restructure and/or reach agreement with its creditors or to obtain additional funding from its parent company.

The Company has, in connection with its evaluation of the Pike project, estimated that (i) it has or will incur costs of approximately $75 million to $80 million over the amounts that have been previously collected from Pike and
(ii) equipment that was to be installed on the project could be liquidated for approximately $40 million to $60 million. Although the Company does not believe a loss has been incurred as of August 31, 2002, based on these estimates, if the Company is unable to collect additional amounts from its customer (or its affiliates or lenders), the Company's future potential loss on the Pike project could range from $15 million to $40 million.

Any potential loss on the project will be recognized (charged to earnings) in the period when it is determined that a loss is likely to occur and a loss amount can be reasonably estimated.

The Covert & Harquahala Projects

On October 10, 2002, the parent company, PG&E Corp. ("PG&E"), of a customer, PG&E National Energy Group, Inc. ("NEG"), announced that it had notified its lenders that it did not intend to make further equity contributions as required under the credit facility to fund two projects, Covert and Harquahala, currently in progress on which the Company is the contractor. At August 31, 2002, the Company has included in backlog estimated revenue of approximately $372 million from these projects. As of November 1, 2002, the Company continues working on the projects under the contract terms; however, the Company cannot guarantee that these projects will be completed. The continuation of the projects is dependent upon whether (i) the lenders will elect to continue to fund the project without additional equity contributions from the customer, (ii) the lenders will exercise their right to take ownership of the projects or (iii) the contracts will be suspended or cancelled by the customer or the lenders.

If the lenders exercise their rights to take ownership of the projects and complete them, the EPC portion of the contracts would be a fixed-price contract with the lenders. Although the "target price" components of the original contracts would still be enforceable against NEG, the Company may not be able to seek collection from the lenders for these components of the original contracts. Based on the Company's current estimate of costs to complete the project, there would be no material impact of this change. However, given the uncertainty of collecting additional amounts from NEG, if the actual costs to complete the projects exceed the estimated costs at this time, the Company would be assuming higher risk under this fixed-price contract and could be susceptible to losses on these projects.

If the contracts were ultimately terminated, the Company would be obligated under related commitments to complete the payment for various pieces of equipment procured for the projects and obligations to subcontractors for work performed on the projects. Under the terms of the contracts, if the contracts are terminated or suspended, the customer would be obligated to reimburse the Company for the costs incurred by the Company and a fee for the work performed. Although no assurances can be made, the Company believes that it would be able to recover any amounts owed to it under the contracts through collection from the customer, its parent, and/or the lenders. In addition, the Company believes that it has first lien rights, superior to the primary lenders, on the partially completed projects. The projects are each over 70% complete at an estimated total cost at completion of over $600 million each.

Although the Company believes its lien rights will ultimately provide sufficient security to ensure full payment for any amounts due if the customer is unable to pay, the Company estimates that it has exposure, which includes costs incurred and committed over amounts collected and profit recorded on the two projects, of approximately $50 million to $60 million as of November 1, 2002. This amount will fluctuate as construction progresses. The Company estimates that its maximum exposure in the future, which is dependent upon the timing of additional costs incurred on the projects and timing of the receipt of milestone billings, is approximately $70 million to $80 million.

On October 25, 2002 the Company received approximately $31 million from the lenders on these projects in payments for invoices due at that date. As of November 1, 2002 the Company has been paid for all amounts currently due. Although no assurances can be made, the Company believes that it will recover all amounts owed to it under these contracts through collection from the customer or its lenders. It is reasonably possible however, that the Company may not collect all future amounts owed to it under this project which could have an adverse effect on operating results in the period when the uncollectable amounts would be recognized.

Environmental & Infrastructure segment

Environmental & Infrastructure segment revenues in fiscal 2002 were $489.8 million, an increase of $303.6 million from fiscal 2001 totals of $186.2 million. This increase was entirely attributable to the Company's acquisition of the IT Group assets (see Note 4 of Notes to Consolidated Financial Statements).

Gross margin in fiscal 2002 was $69.3 million as compared with $35.4 million in fiscal 2001. Gross profit in fiscal year 2002 was increased (cost of revenues decreased) by approximately $2.8 million for the amortization of asset/liability adjustments to the fair value of contracts acquired in the IT Group acquisition. (See Note 4 to Notes to Consolidated Financial Statements.)

The gross margin percentage in fiscal 2002 was approximately 14.2% and approximately 19.0% in fiscal 2001. The reduction in the gross margin percentage in fiscal 2002 as compared with fiscal 2001 was attributable to lower margin contracts that were acquired in the IT Group transaction. The Company anticipates that the gross margin percentage for the Environmental & Infrastructure segment will also decrease in fiscal 2003 due to the inclusion of a full year's operating results from assets acquired from the IT Group. The difference in the gross margin percentages between the Company's pre-IT Group environmental and infrastructure operations (primarily infrastructure and hazardous material clean up and disposal) and those acquired in the IT Group asset acquisition (environmental clean-up, landfills and facilities management) is primarily attributable to such factors as different customers, competition and mix of services.

Backlog in this segment at August 31, 2002 was approximately $2.3 billion compared with approximately $0.2 billion at August 31, 2001. This increase was entirely attributable to the IT Group acquisition. The Company believes the Environmental & Infrastructure segment revenues will increase over the next several years, as a result of a combination of factors, such as, market opportunities in various environmental clean-up, homeland defense and infrastructure markets and the Company's belief that it will be able to re-gain market share which the IT Group lost while it was experiencing financial difficulties, including the period in which it was in bankruptcy during the first four months of calendar 2002.

Manufacturing and Distribution Segment

Revenues decreased from $76.1 million in fiscal 2001 to $70.7 million in fiscal 2002. However, segment net income increased in fiscal 2002 to approximately $6.8 million from approximately $5.7 million in fiscal 2001. This increase was attributable to better gross profit margins achieved as a result of sales of products with a higher gross margin than in fiscal 2001. Manufacturing and Distribution backlog was approximately $3.8 million at August 31, 2002. The majority of revenue generated from manufacturing and distribution does not come from backlog orders.

General and Administrative Expenses, Interest Expense and Income, Income Taxes and Other Comprehensive Income

General and administrative expenses (excluding goodwill amortization), increased $38.6 million, or 31%, from $122.6 million in fiscal 2001 to $161.2 million in fiscal 2002. The increase in fiscal 2002 general and administrative expenses resulted primarily from expenses associated with i) the 106% increase in the Company's revenue and ii) the IT Group acquisition. However, as a result of the Company's efforts to control its expenses and economies realized from the integration of Stone & Webster, general and administrative expenses (excluding goodwill amortization) in fiscal 2002 decreased as a percentage of sales to 5.1% from 8.0% in fiscal 2001. The Company expects the total of general and administrative expenses to increase slightly in fiscal 2003, as compared with fiscal 2002. The increase in general and administrative costs will primarily result from i) the Company recognizing a full year of expenses (including depreciation and amortization) associated with new facilities, equipment and software which were placed into service in the latter part of fiscal 2002 and
ii) the IT Group acquisition. However, the Company also expects to offset these increases with cost reductions attained from the integration of the IT Group businesses and cost reductions commensurate with reductions in revenue from the power generation market.

The Company's interest expense increased to $23.0 million in fiscal 2002 from $15.7 million in fiscal 2001, primarily as a result of having convertible debt outstanding for the full fiscal year. Interest income also increased to $11.5 million in fiscal 2002 from $8.7 million in fiscal 2001 due to the Company's investment of a substantial portion of the funds received from the sale of its convertible debt. However, the interest rates the Company received on these investments decreased substantially from rates it received in fiscal 2001 due to the general decline in interest rates between periods.

The Company's effective tax rates for the years ended August 31, 2002 and 2001 were 36.0% and 38.4%, respectively. The Company's estimates of its tax rates are derived from Company estimates of pretax income for each year and the mix of domestic and foreign sourced (including foreign export sales) income. The decrease in the tax rates in fiscal 2002 versus fiscal 2001 is due primarily to the Company's adoption of SFAS No. 142 in fiscal 2002 (see Note 1 and Note 8 of Notes to Consolidated Financial Statements). As a result of the Company's adoption of SFAS No. 142 it no longer recognizes goodwill amortization expense in its financial statements. Accordingly, the Company's effective tax rate decreased in fiscal 2002 because it no longer recognizes goodwill amortization expense (which is only partially deductible for tax purposes) in its financial statements. This decrease was partially offset by increased domestic income in fiscal 2002 that has a higher tax rate than most foreign income. The Company did not pay any federal income taxes in fiscal 2002 and 2001 primarily because of its utilization of operating losses resulting from the Stone & Webster acquisition. The Company anticipates that it will pay federal income taxes in 2003, however, the amount to be paid is subject to a number of factors. The Company established a valuation allowance against a portion of the deferred tax asset for Australian net operating losses. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at August 31, 2002, amounting to $85.2 million, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. This factor has been considered in determining the valuation allowance.

Additionally, at August 31, 2002, the Company had recorded a $10,180,000 liability for a U.K. defined benefit retirement plan. (Also see Note 17 of Notes to Consolidated Financial Statements). This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. In accordance with SFAS No. 87 - "Employers Accounting for Pensions" the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is, therefore, reflected, net of tax, as a component of comprehensive income in the Statement of Changes in Stockholders' Equity. This liability will require the Company to increase its future contributions to the plan.

FISCAL 2001 COMPARED TO FISCAL 2000

The Company's revenues increased 102% to $1.539 billion in fiscal 2001 from $762.7 million in fiscal 2000. Revenues from all of the Company's business segments increased in fiscal year 2001, when compared to fiscal 2000, with the Integrated EPC Services segment increasing by $594.8 million or 87% over the prior fiscal year. This revenue increase was attributable to revenue from Stone & Webster businesses, which were acquired in July 2000 (see Note 4 of Notes to Consolidated Financial Statements). Revenues from the Environmental & Infrastructure segment increased to $186.2 million for fiscal 2001, an increase of $166.3 million from fiscal 2000 levels of $19.9 million. All revenues for the Environmental & Infrastructure segment were from operations acquired in the Stone & Webster acquisition. Revenues from the Manufacturing and Distribution segment increased $15.1 million, or 25%, from fiscal 2000 levels to $76.1 million for fiscal 2001. Gross profit increased 94% to $246.6 million in fiscal 2001 from $127.1 million in fiscal 2000 due to increased revenues.

Revenues from domestic projects increased $624.0 million, or 106%, from $586.4 million for fiscal 2000 to $1.210 billion for fiscal 2001. The power generation market was robust in the U.S., accounting for approximately $493.4 million (79%) of the increase in domestic revenues for fiscal 2001. These increases were made possible primarily by the Stone & Webster acquisition. Further, as a result of the acquisition of Stone & Webster, the Company commenced to conduct business in the environmental and infrastructure industry sector. Domestic revenues from this industry sector increased by $166.3 million for the year ended August 31, 2001. The increases in the domestic power generation and environmental and infrastructure domestic sectors were partially offset by decreases in domestic process work. Domestic process industries sector revenues decreased $52.8 million primarily due to decreases of revenues from the refining industry

Revenues from international projects increased $152.3 million, or 86%, to $328.6 million from fiscal 2000 to fiscal 2001. Revenues from the Asia/Pacific Rim Region and Europe increased from prior year's levels primarily due to work performed by the acquired Stone & Webster businesses. Additionally, in fiscal 2001, the Company finalized an agreement for the construction of a 600,000 metric tons-per-year ethylene plant in China, which will significantly impact this area through fiscal 2004. Revenues from South America and the Middle East regions remained sluggish.

The Company's revenues in the following industries approximated the following amounts and percentages:

                                       FISCAL 2001              FISCAL 2000
                                 ----------------------    ----------------------
INDUSTRY SECTOR                 (IN MILLIONS)      %      (IN MILLIONS)       %
---------------                 -------------    ------   -------------    ------
Power Generation                 $      915.7      59.5%   $      329.8      43.2%
Process Industries                      305.5      19.9           324.0      42.5
Environmental & Infrastructure          186.2      12.1            19.9       3.0
Other Industries                        131.5       8.5            89.0      11.3
                                 ------------    ------    ------------    ------
                                 $    1,538.9     100.0%   $      762.7     100.0%
                                 ============    ======    ============    ======

Revenues from both domestic and international power generation projects increased by a total of $585.9 million in fiscal 2001 from fiscal 2000. Demand in the United States for power generation projects remained high, and was responsible for 84% of the power generation revenue increase. The acquisition of Stone & Webster has enabled the Company to capitalize on the increase in demand to construct power generation plants. The decrease in process industries revenues in fiscal 2001 from fiscal 2000 resulted primarily from reductions in domestic refining work. Additionally, the Stone & Webster acquisition resulted in the addition of the environmental and infrastructure industry sector to the Company's capabilities.

Gross profit increased 94%, or $119.5 million, to $246.6 million in fiscal 2001 from $127.1 million in fiscal 2000 due to the growth in revenue volume during the year. The Company's gross profit in fiscal 2001 was increased (cost of revenues decreased) by approximately $99.3 million by the utilization of reserves which were established to record the fair value of (primarily) fixed-price contracts acquired in the Stone & Webster acquisition (see Note 4 of Notes to Consolidated Financial Statements).

In fiscal 2001, the Company increased the contract liability adjustment and the accrued contract loss reserve for contracts acquired from Stone & Webster by $38.1 million and $5.4 million, respectively. These increases were made to finalize the Company's purchase accounting fair value assessment of the related acquired contracts in progress and primarily reflected a customer's decision to recommence a large foreign nuclear project which had been suspended and to adjust the reserves of certain other contracts based on a current evaluation of their status as of the acquisition date. These adjustments increased goodwill recorded for the acquisition.

The gross profit margin percentage for the year ended August 31, 2001 decreased to 16.0% from 16.7% from fiscal 2000. The Company is involved in numerous projects, and, as a result, the Company's consolidated gross profit margin can be affected by many factors. These include matters, such as product mix (e.g., engineering and consulting versus construction and procurement), pricing strategies, foreign versus domestic work (profit margins differ, sometimes substantially, depending on the location of the work) and adjustments to project profit estimates during the project term.

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

Additionally, during fiscal 2001, as compared with prior periods, the Company entered into more cost-reimbursable contracts as opposed to fixed-price projects. Cost-reimbursable contracts generally allow the Company to recover any cost overruns. Accordingly, cost-reimbursable contracts are frequently priced with lower gross margins than fixed-price contracts, because fixed-priced contracts are usually bid with higher margins to compensate for cost overrun risks.

In fiscal 2001, general and administrative expenses, which include goodwill amortization, increased to $139.7 million from $74.3 million in fiscal 2000. The increase in fiscal 2001 general and administrative expenses resulted primarily from (i) expenses associated with the Stone & Webster businesses and (ii) an approximate $14.0 million increase in goodwill amortization, also resulting primarily from the Stone & Webster acquisition. However, as a result of economies realized with the integration of Stone & Webster into Shaw, general and administrative expenses in fiscal 2001 decreased as a percentage of revenues to 9.1% from 9.8% compared with fiscal 2000.

In May 2001, the Company realized approximately $490 million net proceeds (after offering expenses) from the issuance and sale of $790 million of 20-year, zero-coupon, unsecured, convertible debt Liquid Yield Option Notes (the "LYONs") due 2021. The LYONs were issued on an original discount basis of $639.23 per LYON, providing the holders with a yield-to-maturity of 2.25% (see Note 9 of Notes to Consolidated Financial Statements). The Company used these proceeds to retire the majority of its outstanding borrowings and to invest surplus funds in investments with yields higher than the interest on the debt. Interest expense for the year increased to $15.7 million from $8.0 million in fiscal year 2000. This increase was largely attributable to higher borrowing levels and higher interest rates on the Company's primary revolving line of credit facility during fiscal 2001 prior to the sale of the LYONs in May 2001. Interest expense was favorably impacted in fiscal 2001 and 2000 by excluding approximately $2.4 million and $1 million, respectively, of interest expense attributable to the operations of a cold storage operation reported as an asset held for sale. The Company's interest expense for fiscal 2001, and for future periods, includes the amortization of loan origination costs for both its revolving credit facility and its LYONs debt, and therefore, its reported interest expense is and will be higher than expected, based on borrowing levels.

Interest income was $8.7 million for fiscal 2001 compared with $.7 million for fiscal 2000. This increase is primarily attributable to interest income realized from investments in high quality, short-term debt instruments. The funds for these investments were primarily provided from the net proceeds (after retiring other outstanding debt) from the sale of the Company's convertible debt instruments in May 2001 (see Note 9 of Notes to Consolidated Financial Statements). During fiscal 2001, the yields from these investments were greater than the interest costs associated with the convertible debt.
The Company's effective tax rates for the years ended August 31, 2001 and 2000 were 38.4% and 35.9%, respectively. The Company's tax rates for each period during each year represent the Company's estimate of its effective tax rates for each entire year based primarily on the Company's estimate of pretax income for the year and the mix of domestic and foreign sourced income (including foreign export revenue). The increase in the tax rates in fiscal 2001 versus fiscal 2000 is due primarily to the increase in domestic revenues and an increase in nondeductible expenses, such as a portion of the goodwill recognized from the Stone & Webster acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was approximately $315.1 million for fiscal 2002 compared with $11.4 million of net cash provided by operations in fiscal 2001. In fiscal 2002, cash was increased by (i) net income of $98.4 million, (ii) deferred tax expense of $ 48.1 million, (iii) depreciation and amortization of $28.6 million, and (iv) interest accretion and loan fee amortization of $20.6 million. Additionally, net cash was increased by changes in certain assets and liabilities of $143.8 million, comprised primarily of increases in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts, accounts payable and accrued liabilities and a decrease in receivables. These sources of cash were partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts, as well as other changes in certain assets and liabilities. The net cash realized from the changes in the assets and liabilities were substantially attributable to the timing of collection of project revenues and billings and the payment of project costs and general and administrative expenses. Additionally, the Company received cash from payments on accounts receivables acquired from the IT Group. During fiscal 2002, the Company billed and collected substantial advanced billings on its larger EPC contracts, which positively impacted cash flow in fiscal 2002. During fiscal 2003, the Company's cash flow will be negatively impacted as the Company utilizes these funds to pay project costs. Therefore, even though the Company expects positive cash flow from operations in fiscal 2003, the Company does not expect to sustain the levels of cash flows received in fiscal year 2002.

Additionally, the Company acquired a large number of contracts in the Stone & Webster and IT Group acquisitions with lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster and the IT Group on negotiating and executing contracts prior to acquisition. These contracts were adjusted to their fair value as an asset or liability and the related amortization has the net effect of reducing cost of revenues for the contracts as they are completed. Cost of revenues was reduced on a net basis by approximately $31.1 million and $70.1 million during fiscal 2002 and 2001, respectively, through the amortization of these adjustments, which is a non-cash component of income. The amortization of these assets and liabilities resulted in a corresponding net increase in gross profit during fiscal 2002 and 2001. The adjustments are amortized over the lives of the contracts, which for certain IT Group contracts, will continue for five to ten years. (See Note 4 of Notes to Consolidated Financial Statements.)

Net cash used in investing activities was approximately $198.3 million in fiscal 2002, compared with net cash provided of $54.3 million for the prior fiscal year. The Company used cash of approximately $100.7 million to fund the IT Group acquisition and $ 2.0 million to fund the PysCor acquisition. During fiscal 2002, the Company purchased $73.9 million of property and equipment that included additions to the Company's facilities and equipment and upgrades of corporate information systems and software programs. The Company anticipates that property and equipment purchases for fiscal 2003 will be much less than in fiscal 2002 due to the completion in fiscal 2002 of most of the planned system and facilities upgrades. Purchases of marketable securities exceeded the maturities of marketable securities by approximately $9.3 million. Additionally, the Company acquired an option, at a cost of approximately $12.2 million, to acquire additional office building space in the Baton Rouge area. This option was purchased to assure that the Company will have adequate office facilities to support future growth of its operations in the Baton Rouge area. The Company invested approximately $3.1 million in a new joint venture in China that was formed in fiscal 2002. The Company also received cash distributions and advance repayments of approximately $2.2 million from its unconsolidated subsidiaries ($2.0 million from EntergyShaw), and it also received proceeds of approximately $0.7 million from the sale of assets.

Net cash used in financing activities totaled approximately $62.0 million in fiscal 2002, compared with $356.7 million of net cash provided in fiscal 2001. During fiscal 2002, the Company purchased approximately $52.0 million of treasury stock (2,160,400 shares) in accordance with a plan authorized by the Company's Board of Directors (see Note 2 of Notes to Consolidated Financial Statements). Additionally, the Company made payments on debt and leases of approximately $ 9.2 million and on its foreign revolving credit lines of approximately $3.0 million. The Company also received approximately $2.3 million from employees upon the exercise of stock options during fiscal 2002. In fiscal 2001, the Company received approximately $490 million from the issuance of LYONs convertible debt, as well as other normal course of business borrowings of approximately $ 3.0 million, accounting for the positive cash provided by financing activities in fiscal 2001.

As of August 31, 2002 the Company had the following contractual obligations:

                                                       PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                     ------------------------------------------------------------------------
                                                      LESS THAN
CONTRACTUAL OBLIGATIONS                  TOTAL         1 YEAR        1-3 YEARS      4-5 YEARS   AFTER 5 YEARS
-----------------------              ------------   ------------   ------------   ------------  -------------
Long-term debt                       $      524.3   $        3.1   $      521.2   $         --   $         --
Capital lease obligations                     3.2            2.2            1.0             --             --
Operating leases                            266.5           57.9           97.4           69.0           42.2
Unconditional purchase obligations            5.0            5.0             --             --             --
                                     ------------   ------------   ------------   ------------   ------------
Total contractual cash obligations   $      799.0   $       68.2   $      619.6   $       69.0   $       42.2
                                     ============   ============   ============   ============   ============

Also see Note 14 of Notes to Consolidated Financial Statements for a discussion of the Company's contingencies.

At August 31, 2002, the Company had both letter of credit commitments and bonding obligations, that generally were issued to secure performance and financial obligations on certain of its construction contracts, which expire as follows:


                                       AMOUNTS OF COMMITMENT EXPIRATION BY PERIOD (IN MILLIONS)
                               ------------------------------------------------------------------------
                                                LESS THAN
OTHER COMMERCIAL COMMITMENTS       TOTAL         1 YEAR        1-3 YEARS      4-5 YEARS   AFTER 5 YEARS
----------------------------   ------------   ------------   ------------   ------------  -------------
Letters of credit              $      189.9   $       68.5   $       87.7   $       21.1   $       12.6
Surety Bonds                          328.2           65.0          180.1           23.3           59.8
                               ------------   ------------   ------------   ------------   ------------
Total Commercial Commitments   $      518.1   $      133.5   $      267.8   $       44.4   $       72.4
                               ============   ============   ============   ============   ============

Note: Other commercial commitment totals exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work which were not awarded prior to August 31, 2002. The surety bond commitments include escrowed cash. (See Note 3 to Notes to Consolidated Financial Statements)

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit Facility to $350 million from $300 million and to eliminate the previous $150 million limit on letters of credit. The Company also has the option to further increase the Credit Facility under existing terms to $400 million, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25,000,000 aggregate limit on the amount of the Company's Common Stock repurchases and/or LYONs repurchases made subsequent to February 28, 2002, without prior consent. Subsequent consent was provided to allow the Company to complete in October 2002 the $100 million Common Stock repurchase program which was authorized by the Company's Board of Directors in September 2001(see Note 2 to Notes to Consolidated Financial Statements). As of August 31, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At August 31, 2002 and 2001, letters of credit of approximately $183.8 million and $61.5 million, respectively, were outstanding and no revolving credit loans were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at August 31, 2002 and 2001 was approximately $166.2 million and $238.5 million, respectively. At August 31, 2002, the interest rate on this line of credit was either 4.75% (if the prime rate index had been chosen) or 3.32% (if the LIBOR rate index had been chosen). At August 31, 2001, the interest rate on this line of credit was either 6.5% (if the prime rate index had been chosen) or 5.26% (if the LIBOR rate index had been chosen).

As of August 31, 2002 and 2001, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $15.5 million and $16.2 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $1.1 million and $3.9 million, respectively, at a weighted average interest rate of approximately 5.0% and 6.0%, respectively, at August 31, 2002 and 2001.

Although the Company had no borrowings outstanding under the Credit Facility as of August 31, 2002, the Credit Facility is still available to the Company and was being used to provide letters of credit to satisfy various project guarantee requirements. The Credit Facility expires in July 2003. The Company anticipates that it will revise and extend the Credit Facility in the second quarter of fiscal 2003 to provide for a new three-year term from the date of the revision. The Company has previously used this Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster.

At August 31, 2002, the Company had working capital of approximately $378 million and unutilized borrowing capacity under its major Credit Facility of approximately $166.2 million. The Company anticipates having positive cash flow from operations over the next twelve months.

During the first quarter of fiscal 2003 the Company purchased approximately 3,171,000 shares of its Common Stock for a cost of approximately $47.9 million. These purchases completed the Company's $100 million Common Stock repurchase program that it initiated in September 2001.

The Company's working capital requirements for fiscal 2003 will be impacted by such factors as (i) the amount of increased working capital necessary to support the operations and the settlement of assumed liabilities of the recently acquired IT Group, (ii) the timing and negotiated payment terms of its projects and (iii) its capital expenditures program. Further, the Company anticipates recording in the third quarter of fiscal 2003 an increase in the current maturity of long term debt (as a reduction to working capital) related to the Company's LYONs' obligations. This adjustment will not affect actual liquidity requirements in fiscal 2003. However, an adjustment to classify at least part of the debt as having a current maturity will be required because the owners of the LYONs' notes are permitted, if they chose to do so, to submit these notes to the Company in May 2004 for repurchase by the Company. The Company may choose to repurchase the LYONs in either cash or shares of the Company's Common Stock, or a combination of Common Stock and cash. Accordingly, as a result of these factors, the Company's working capital position is expected to decrease during the next twelve months.

The Company believes that its $378 million of working capital and unused borrowing capacity of $166.2 million at August 31, 2002, is in excess of its identified short-term working capital needs, (based on its existing operations) and that it will have sufficient working capital and borrowing capacity to fund its operations for the next twelve months.

EFFECTS OF INFLATION

The Company will continue to focus its operations on cost-reimbursable or negotiated fixed-price contracts. To the extent that a significant portion of the Company's revenues are earned under cost-reimbursable type contracts, the effects of inflation on the Company's financial condition and results of operations should generally be low. However, if the Company expands its business into markets and geographical areas where fixed-price work is more prevalent, inflation may begin to have a larger impact on the Company's results of operations. To the extent permitted by competition, the Company intends to continue to emphasize contracts that are either cost-reimbursable or negotiated fixed-price. For contracts the Company accepts with fixed-price terms, the Company monitors closely the actual costs on the project as they compare to the budget estimates. On these projects, the Company also attempts to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of the Company's industry, combined with the fluctuating demands and prices associated with personnel, equipment and materials the Company traditionally needs in order to perform on its contracts, there can be no guarantee that inflation will not effect the Company's results of operations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations." This statement, which is first effective for the Company beginning in fiscal 2003, requires that the cost of legal obligations associated with the retirement and/or removal of long-lived assets should be accounted for as additional asset costs and that the net present value of the retirement/removal costs be recorded as a liability. Asset values (to include retirement and removal costs) are subject to impairment reviews pursuant to SFAS No. 144 (see below). The Company believes this statement will not have a material effect on its financial statements

In August 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, this statement increases the likelihood that dispositions will now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect this statement will have a material effect on its financial statements when it adopts this standard in fiscal 2003.

In May 2002, the FASB issued SFAS No. 145 - "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gain or loss on capital leases that were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item. The Company will be required to reclassify the extraordinary losses recognized in prior years as ordinary loss upon adoption of this standard when it becomes effective in fiscal 2003.

In July 2002 the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that costs associated with terminating employees or contracts or closing or relocating facilities are to be recognized at fair value at the time the liability is incurred. The Company does not anticipate that this statement will have a material effect on its financial statements when it becomes effective for disposal activities initiated after December 31, 2002.

RISK FACTORS

Investing in the Company's Common Stock will provide an investor with an equity ownership interest in the Company. Shareholders will be subject to risks inherent in the Company's business. The performance of Shaw's shares will reflect the performance of the Company's business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment in the Company may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this Form 10-K, to include the discussion of the Company's Critical Accounting Polices, before deciding to invest in shares of the Company's Common Stock.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES IS CYCLICAL AND VULNERABLE TO DOWNTURNS IN THE INDUSTRIES TO WHICH THE COMPANY MARKETS ITS PRODUCTS AND SERVICES.

The demand for Shaw's products and services depends on the existence of engineering, construction and maintenance projects, particularly in the power generation and environmental and infrastructure industries that together accounted for approximately 89% of the Company's backlog as of August 31, 2002. The Company also depends, to a lesser extent, on conditions in the petrochemical, chemical, and refining industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. The Company's results of operations have varied and may continue to vary depending on the demand for future projects from these industries. In fiscal 2002, there has been a slowdown in construction activity and new construction awards for power generation projects, primarily as a result of less activity by certain independent power producers who have encountered financing and liquidity problems. Additionally, the planning for new projects by the power generation industry has been affected by recent economic forecasts which indicate the possibility that growth rates in the United States may be less than previously anticipated. The Company can provide no assurance as to future demand for new power generation projects or its other projects and services.

THE DOLLAR AMOUNT OF THE COMPANY'S BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF ITS FUTURE EARNINGS.

As of August 31, 2002, the Company's backlog was approximately $5.6 billion. Shaw can provide no assurances that the revenues projected in its backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected by the Company in its backlog. For example, during the Company's fourth quarter of fiscal 2002, three domestic power projects previously reflected in the Company's backlog were suspended or cancelled, resulting in a reduction of in excess of $300 million to backlog. Reductions in backlog of this type (or otherwise) adversely affect, potentially to a material extent, the revenue and profit the Company actually receives from contracts projected in backlog.

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

The Company defines its backlog as a "working backlog" which includes projects for which Shaw has received a commitment from its customers. This commitment may be in the form of a written contract for a specific project, a purchase order or an indication of the amount of time or material Shaw needs to make available for a customer's anticipated project. In certain instances, the engagement is for a particular product or project for which Shaw estimates anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Also, the Company estimates (based on the Company's prior experience) the amount of future work it will receive for multi-year government contracts for which funding is approved on an annual or periodic basis during the term of the contract. In the Environmental & Infrastructure segment, many of these contracts are multi-year Indefinite Delivery Order (IDO) agreements with the federal government. These contracts do not initially provide for a specific amount of work and the contract backlog IDO agreements is derived from the Company's historical experience with IDO contracts.

The Company's backlog for maintenance work is derived from maintenance contracts and customers' historic maintenance requirements. Accordingly, the amount of future actual awards may be more or less than the Company's estimates.

The Company also includes in backlog commitments from certain individual customers who have committed to more than one significant EPC project and other customers who have committed to multi-year orders for environmental, piping or maintenance services. The Company cannot be assured that the customers will complete all of these projects or that the projects will be performed in the currently anticipated time-frame.

DIFFICULTIES INTEGRATING THE ACQUISITION OF THE ASSETS OF IT GROUP AND OTHER ACQUISITIONS COULD ADVERSELY AFFECT SHAW.

The IT Group acquisition represents a significant acquisition for Shaw and it has enabled the Company to expand its traditional lines of business. The IT Group acquisition also brings Shaw into businesses it has not previously conducted and exposes Shaw to additional business risks that are different than those it has traditionally experienced. In addition, the Company has and may continue to acquire new businesses. As a result, the Company may encounter difficulties integrating the IT Group acquisition and the Company's other acquisitions and successfully managing the growth the Company expects to experience from the acquisitions. To the extent the Company encounters problems in integrating the IT Group acquisition and any other acquisitions, the Company could be materially adversely affected. The Company plans to pursue select acquisitions in the future. Because the Company may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, the Company may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and operational and management oversight.

THE COMPANY MAY INCUR UNEXPECTED LIABILITIES ASSOCIATED WITH THE STONE & WEBSTER AND IT GROUP ACQUISITIONS, AS WELL AS OTHER ACQUISITIONS.

The Company believes, pursuant to the terms of the agreements for the Stone & Webster and IT Group asset acquisitions, that it assumed only certain liabilities ("assumed liabilities") specified in the agreements related to such acquisitions. In addition, the agreements related to such acquisitions provide that certain other liabilities, including but not limited to, certain outstanding borrowings, certain leases, certain contracts in process, completed contracts, claims or litigation that relate to acts or event occurring prior to the actual acquisition date, and certain employee benefit obligations are specifically excluded ("excluded liabilities") from the Company's transactions. The Company, however, cannot provide any assurances that it does not have any exposure related to the excluded liabilities.

In addition, some of the former owners of companies Shaw has acquired are contractually required to indemnify the Company against liabilities related to the operation of their companies before Shaw acquired them and for misrepresentations made by them in connection with the acquisitions. In some cases, these former owners may not have the financial ability to meet their indemnification responsibilities. If this occurs, the Company may incur unexpected liabilities.

THE NATURE OF SHAW'S CONTRACTS COULD ADVERSELY AFFECT THE COMPANY.

Shaw enters into fixed-price or unit price contracts on a significant number of domestic piping contracts and substantially all international piping projects. In addition, a number of the contracts the Company assumed in the Stone & Webster and IT Group acquisitions were fixed-price contracts and the Company may continue to enter into these types of contracts in the future. Under fixed, maximum or unit price contracts, the Company agrees to perform the contract for a fixed-price, and as a result, benefits from costs savings, but is unable to recover any cost overruns. Under fixed-price incentive contracts, the Company shares with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, the Company may be required to reduce its fee or to absorb some or all of the cost overruns. Contract prices are established based in part on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns having a material adverse effect on the Company's business and results of its operations could occur. Shaw's profit for these projects could decrease or the Company could experience losses, if the Company is unable to secure fixed pricing commitments from its suppliers at the time the contracts are entered into or if the Company experiences cost increases for material or labor during the performance of the contracts.

The Company enters into contractual agreements with customers for some of its engineering, procurement and construction services to be performed based on agreed upon reimbursable costs and labor rates. Some of these contracts provide for the customer's review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in proposed reductions in reimbursable costs and labor rates previously billed to the customer.

THE COMPANY IS SUBJECT TO THE RISKS ASSOCIATED WITH BEING A GOVERNMENT CONTRACTOR, PARTICULARLY DUE TO THE ACQUISITIONS OF THE ASSETS OF IT GROUP.

As a result of the Company's acquisition of the assets of IT Group, the Company is now a major provider of services to governmental agencies. As a major provider of these services, the Company faces the risks associated with government contracting. For example, a reduction in spending by federal government agencies could limit the continued funding of existing contracts with these agencies and could limit the Company's ability to obtain additional contracts, which could have a material adverse effect on the Company's business. The risks of government contracting also include the risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of Shaw's performance at high profile sites.

As a result of the Company's government contracting business, the Company has been, is and will be in the future, the subject of audits and/or cost reviews by the Defense Contract Audit Agency ("DCAA") or by the contracting agency. Additionally, Shaw has been and may in the future be, the subject of investigations by governmental agencies such as the EPA's Office of Inspector General. During the course of an audit, the DCAA may disallow costs if it determines that the Company improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards, regulatory and contractual requirements. Under the type of cost-reimbursable government contracts that the Company typically performs, only those costs that are reasonable, allocable and allowable are recoverable under the Federal Acquisition Regulation and Cost Accounting Standards.

In addition, the failure to comply with the terms of one or more of its government contracts, other government agreements, regulations and statutes could result in Shaw's suspension or debarment from future government contract projects for a significant period of time. This could result in a material adverse effect on the Company's business.

ACTUAL RESULTS COULD DIFFER FROM THE ESTIMATES AND ASSUMPTIONS USED TO PREPARE THE COMPANY'S FINANCIAL STATEMENTS.

In order to prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by the Company's management, include (i) contract expenses and profits and application of percentage-of-completion accounting; (ii) recoverability of inventory and application of lower of cost or market accounting; (iii) provisions for uncollectable receivables and customer claims; (iv) provisions for income taxes and related valuation allowances; (v) recoverability of net goodwill; (vi) recoverability of other intangibles and related amortization; (vii) valuation of assets acquired and liabilities assumed in connection with business combinations and (viii) accruals for estimated liabilities, including litigation and insurance reserves. Actual results could differ from those estimates.

THE COMPANY'S USE OF THE PERCENTAGE- OF- COMPLETION ACCOUNTING COULD RESULT IN A REDUCTION/ELIMINATION OF PREVIOUSLY REPORTED PROFITS.

As is more fully discussed above in the "Critical Accounting Policies and Related Estimates That Have a Material Effect on the Company's Consolidated Financial Statements" and in Note 1 of Notes to Consolidated Financial Statements, a substantial portion of the Company's revenues are recognized using the Percentage -of -Completion ("POC") method of accounting. This accounting method is standard for EPC contracts. The POC accounting practices the Company utilizes results in the Company recognizing contract revenues and earnings ratably over the contract term in proportion to the Company's incurrence of contract costs. The earnings/losses recognized on individual contracts are based on estimates of contract costs and profitability. Contract losses are recognized in full when determined and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of the Company's contracts contain various cost and performance incentives/penalties that impact the earnings the Company realizes from the contracts and adjustments related to incentives/penalties are recorded when known or finalized, which is generally during the latter stages of the contract.

Although most of the Company's contracts are cost-reimbursable and the Company's financial loss exposure on cost-reimbursable contracts is generally limited to a portion of its gross margin, it is possible the loss provisions or adjustments to the contract profit and loss resulting from ongoing reviews or contract penalty provisions could be significant and could result in a reduction or elimination of previously recognized earnings. In certain circumstances it is possible that such adjustments could be material to the Company's operating results.

THE COMPANY'S RESULTS OF OPERATIONS DEPEND ON THE AWARD OF NEW CONTRACTS AND THE TIMING OF THE PERFORMANCE OF THESE CONTRACTS.

A substantial portion of the Company's revenues are directly or indirectly derived from large-scale domestic and international projects. It is generally very difficult to predict whether and when Shaw will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of the Company's revenues are generated from large projects, the Company's results of operations can fluctuate from quarter to quarter depending on the timing of its contract awards.

The uncertainty of the Company's contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, Shaw maintains and bears the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, the Company would incur costs that could have a material adverse effect on it. Further, Shaw's significant customers vary between years and the loss of any one or more of the Company's key customers could have a material adverse impact on it.

In addition, timing of the revenues and earnings from the Company's projects can be affected by a number of factors beyond the Company's control, including unavoidable delays from weather conditions, unavailability of material and equipment from vendors, changes in the scope of services requested by clients, or labor disruptions.

POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN COUNTRIES IN WHICH SHAW OPERATES COULD ADVERSELY AFFECT THE COMPANY.

A significant portion of the Company's revenues is attributable to projects in international markets. Shaw expects international revenues and operations to continue to contribute materially to the Company's growth and earnings for the foreseeable future. International contracts, operations and expansion expose the Company to risks inherent in doing business outside the United States, including:

     o uncertain economic conditions in the foreign countries in which Shaw makes capital investments, operates and sells products and services;
     o the lack of well-developed legal systems in some countries in which Shaw operates and sells;
     o products and services, which could make it difficult for it to enforce the Company's contractual rights;
     o    expropriation of property;
     o    restrictions on the right to convert or repatriate currency; and
     o political risks, including risks of loss due to civil strife, acts of war, guerrilla activities and insurrection.

FOREIGN EXCHANGE RISKS MAY AFFECT THE COMPANY'S ABILITY TO REALIZE A PROFIT FROM CERTAIN PROJECTS OR TO OBTAIN PROJECTS.

The Company generally attempts to denominate its contracts in United States dollars; however, from time to time the Company enters into contracts denominated in a foreign currency. This practice subjects the Company to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. The Company attempts to minimize its exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, matching the contract revenue currency with the contract costs currency or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions will not always eliminate all foreign exchange risks.

 Foreign exchange controls may also adversely affect the Company. For instance, prior to the lifting of foreign exchange controls in Venezuela in November 1995, foreign exchange controls adversely affected the Company's ability to repatriate profits from Shaw's Venezuelan subsidiary or otherwise convert local currency into United States dollars.

Further, the Company's ability to obtain international contracts is impacted by the relative strength or weakness of the United States dollar to foreign currencies.

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

A DEPENDENCE ON ONE OR A FEW CUSTOMERS COULD ADVERSELY AFFECT THE COMPANY.

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

Additionally, the Company has long-standing relationships with many significant customers, including customers with whom the Company has alliance agreements that have preferred pricing arrangements; however, the Company's contracts with them are on a project by project basis and they may unilaterally reduce or discontinue their purchases at any time.

The loss of business from any one of such customers could have a material adverse effect on the Company's business or results of operations.

SHAW'S DEPENDENCE ON A FEW SUPPLIERS AND SUBCONTRACTORS COULD ADVERSELY AFFECT THE COMPANY.

The principal raw materials in the Company's piping systems business are carbon steel, stainless steel and other alloy piping, which Shaw obtains from a number of domestic and foreign primary steel producers. In the Company's engineering, procurement and construction services Shaw relies on third party equipment manufacturers or materials suppliers as well as third party subcontractors, to complete its projects. To the extent that the Company cannot engage subcontractors or acquire equipment or materials, Shaw's ability to complete a project in a timely fashion or at a profit may be impaired. To the extent the amount the Company is required to pay for these goods and services exceeds the amount the Company has estimated in bidding for fixed-price work, Shaw could experience losses in the performance of these contracts. In addition, if a manufacturer is unable to deliver the materials according to the negotiated terms, the Company may be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the materials were needed.

THE COMPANY'S PROJECTS EXPOSE IT TO POTENTIAL PROFESSIONAL LIABILITY, PRODUCT LIABILITY, OR WARRANTY AND OTHER CLAIMS.

Shaw engineers and constructs and performs services in large industrial facilities in which system failures can be disastrous. Any catastrophic occurrences in excess of insurance limits at locations engineered or constructed by the Company or where Shaw's products are installed or services performed could result in significant professional liability, product liability or warranty and other claims against it. In addition, under some of the Company's contracts, Shaw must use new metals or processes for producing or fabricating pipe for its customers. The failure of any of these metals or processes could result in warranty claims against the Company for significant replacement or reworking costs.

Further, the engineering and construction projects Shaw performs expose it to additional risks including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once the Company's construction is complete, Shaw may face claims with respect to the performance of these facilities.

THE COMPANY'S ENVIRONMENTAL/INFRASTRUCTURE OPERATIONS, WHICH WILL INCREASE SUBSTANTIALLY AS A RESULT OF THE ACQUISITION OF THE ASSETS OF IT GROUP, MAY SUBJECT THE COMPANY TO POTENTIAL CONTRACTUAL AND OPERATIONAL COSTS AND LIABILITIES.

Many of Shaw's Environmental & Infrastructure segment customers attempt to shift financial and operating risks to the contractor, particularly on projects involving large scale cleanups and /or projects where there may be a risk that the contamination could be more extensive or difficult to resolve than previously anticipated. In this competitive market, customers increasingly try to pressure contractors to accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. Prior to its acquisition by the Company, the IT Group was involved in claims and litigation involving disputes over such issues. Therefore, it is possible that the Company could also become involved in similar claims and litigation in the future as a result of the Company's acquisition of the assets of IT Group and the Company's participation in environmental and infrastructure contracts.

Environmental management contractors also potentially face liabilities to third parties for property damage or personal injury stemming from a release of toxic substances resulting from a project performed for customers. These liabilities could arise long after completion of a project. Although the risks the Company faces in its anthrax and other biological agent work are similar to those faced in its toxic chemical emergency response business, the risks posed by attempting to detect and remediate these agents may include risks to the Company's employees, subcontractors and those who may be affected should detection and remediation prove less effective than anticipated. Because anthrax and similar contamination is so recent, there may be unknown risks involved, and in certain circumstances there may be no body of knowledge or standard protocols for dealing with these risks. The risks the Company faces also include the potential ineffectiveness of developing technologies to detect and remediate the contamination, claims for infringement of these technologies, the difficulties in working with the smaller, specialized firms that may own these technologies and have detection and remediation capabilities, the Company's ability to attract and retain qualified employees and subcontractors in light of these risks, the high profile nature of the work, and the potential unavailability of insurance and indemnification for the risks associated with biological agents and terrorism.

Over the past several years, the EPA and other federal agencies have constricted significantly the circumstances under which they will indemnify their contractors against liabilities incurred in connection with CERCLA and similar projects.

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

The Company's Environmental & Infrastructure segment competes with a diverse array of small and large organizations including national or regional environmental management firms, national, regional and local architectural, engineering and construction firms, environmental management divisions or subsidiaries of international engineering, construction and systems companies, and waste generators that have developed in-house capabilities. Increased competition in this business, combined with changes in client procurement procedures, has resulted in changes in the industry, among other things: lower contract margins, more fixed-price or unit-price contracts, and contract terms that may increasingly require the Company to indemnify its clients against damages or injuries to third parties and property and environmental fines and penalties. The Company believes, therefore, these market conditions may require the Company to accept more contractual and performance risk than it has historically done in order for the Environmental & Infrastructure segment to be competitive in this market.

The entry of large systems contractors and international engineering and construction forms into the environmental services industry has increased competition for major federal government contracts and programs, which have been a primary source of revenue in recent years for the environmental and infrastructure business. The Company cannot assure that the Environmental & Infrastructure segment will be able to compete successfully given the intense competition and trends in its industry.

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

TERRORISTS' ACTIONS HAVE AND COULD NEGATIVELY IMPACT THE U.S. ECONOMY AND THE COMPANY'S MARKETS.

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States and further acts of terrorism, violence or war could affect the markets in which the Company operates, its business operations, and expectations.

The terrorist attacks on September 11, 2001 have also caused instability in the world's markets. There can be no assurance that armed hostilities will not increase or that terrorist attacks, or responses from the United States, will not lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may directly impact the Company's physical facilities or those of its suppliers or customers and could impact the Company's domestic or international revenues, its supply chain, its production capability, and its ability to deliver its products and services to its customers. Political and economic instability in some regions of the world may also result and could negatively impact the Company's business.

ENVIRONMENTAL FACTORS AND CHANGES IN LAWS AND REGULATIONS COULD INCREASE THE COMPANY'S COSTS AND LIABILITIES AND AFFECT THE DEMAND FOR ITS SERVICES.

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

In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended and comparable state laws, the Company may be required to investigate and remediate hazardous substances. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis of allocation. The principal federal environmental legislation affecting the Company's Environmental & Infrastructure subsidiary and its clients include: the National Environmental Policy Act of 1969 ("NEPA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Clean Air Act, the Federal Water Pollution Control Act and the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). The Company's foreign operations are also subject to various requirements governing environmental protection.

Companies that are subject to environmental liabilities have also sought to expand the reach of CERCLA, RCRA and similar state statutes to make contractor firms responsible for cleanup costs. These companies claim that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. If the Company is held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, the Company may be forced to bear this liability by itself, notwithstanding the potential availability of contribution or indemnification from other parties.

The environmental health and safety laws and regulations to which Shaw is subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on the Company in the future. Shaw does not yet know the extent, if any of any environmental liabilities associated with many of its properties, including any liabilities associated with the assets the Company acquired from Stone & Webster and IT Group that a fuller investigation might reveal. The Company cannot give any assurance that its operations will continue to comply with future laws and regulations or that these laws and regulations will not significantly adversely affect the Company.

The level of enforcement of these laws and regulations also affects the demand for many of the Company's services. Proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced has decreased the demand for some services, as clients have anticipated and adjusted to the potential changes. Proposed changes could result in increased or decreased demand for some of the Company's services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients' views on the cost-effectiveness of remedies available under the changed regulations. The Company believes these factors have been partially offset by an increased desire on the part of commercial clients for strategic environmental services, which:

     o    provide an integrated, proactive approach to environmental issues, and
     o    are driven by economic, as opposed to legal or regulatory concerns.

Further, the Company believes that by its commercial clients for environmental services may be increased by and dependent upon mergers, acquisitions and other strategic corporate transactions involving those clients, as well as potentially more stringent accounting standards for contingent environmental liabilities.

SHAW IS EXPOSED TO CERTAIN RISKS ASSOCIATED WITH ITS ENVIRONMENTAL LIABILITY SOLUTIONS BUSINESS.

Certain subsidiaries within the Company's environmental/infrastructure division are engaged in activities that may involve assumption of a client's environmental remediation obligations and potential claim obligations. The LandBank Group, Inc. purchases and repositions environmentally impaired properties while Shaw Environmental Liability Solutions, LLC will take over responsibility for environmental matters at a particular site or sites, including indemnifications for defined cleanup costs and post closing third party claims, in return for compensation by the client. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of such properties, the Company may be required to clean up all contamination at these sites, even if the Company did not place it there. These risks are mitigated through environmental due diligence, liability protection provisions of federal laws such as the Brownfields Revitalization Act and similar state laws, the purchase of environmental and cost cap insurance coverage or other risk management products. Although the Company believes its risk management strategies and these products and laws adequately protect the Company against these obligations, the Company can provide no assurance that they will do so in all circumstances. Additionally, when one of these companies purchases real estate, it may be subject to many of the same risks as real estate developers, including the timely receipt of building and zoning permits, construction delays, the ability of markets to absorb new development projects, market fluctuations, and the ability to obtain additional equity or debt financing on satisfactory terms, among others.

IF SHAW HAS TO WRITE-OFF A SIGNIFICANT AMOUNT OF INTANGIBLE ASSETS, THE COMPANY'S EARNINGS WILL BE NEGATIVELY IMPACTED.

Because the Company has grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of its assets. Goodwill was approximately $499 million as of August 31, 2002. If the Company makes additional acquisitions, it is likely that additional intangible assets will be recorded on its books. A determination that a significant impairment in value of the Company's unamortized intangible assets has occurred would require the Company to write-off a substantial portion of its assets. Such a write-off would negatively affect the Company's earnings. (See Note 8 of Notes to Consolidated Financial Statements.)

THE COMPANY IS AND WILL CONTINUE TO BE INVOLVED IN LITIGATION.

The Company has been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Such contractual disputes normally involve claims relating to the performance of equipment, design or other engineering services or project construction services provided by the Company's subsidiaries.

While the Company did not assume possible liabilities relating to environmental pollution in connection with the IT Group and the Stone & Webster acquisitions, a federal, state or local governmental authority may seek redress from Shaw or its subsidiaries and the Company may be named as a Potentially Responsible Party in an action by such governmental authority. While the Company would vigorously contest any attempt to make the Company responsible for unassumed environmental liabilities, there can be no assurance that the Company would not be held liable in connection with such matters in amounts that would have a material adverse effect on its business and results of operations.

ADVERSE EVENTS COULD NEGATIVELY AFFECT THE COMPANY'S LIQUIDITY POSITION.

The Company operates in an environment in which the Company could be required to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures (as has been the experience of certain of the Company's competitors). Circumstances or events which could create large cash outflows include loss contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks, professional and product liability claims, cash repurchases of the Company's Liquid Yield Option(TM) Notes due 2020 ("LYONs"), etc. Although the Company attempts to mitigate its risks, it cannot provide assurance that it will have sufficient liquidity or the credit capacity to meet all its cash needs if it encounters significant unforeseen working capital requirements that could result from these or other factors.

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

THE COMPANY'S REPURCHASE OBLIGATIONS UNDER ITS ZERO-COUPON, UNSECURED CONVERTIBLE NOTES DUE 2021 (LYONS) COULD RESULT IN ADVERSE CONSEQUENCES.

In May 2001, the Company issued $790 million of zero-coupon, unsecured convertible notes due 2021 (LYONs). On May 1 of 2004, 2006, 2011 and 2016, holders may require the Company to purchase all or a portion of these notes at their accreted value. The Company cannot predict whether or when holders will choose to exercise their repurchase rights. However, it is possible that a substantial portion of the notes may be submitted for repurchase as early as May 1, 2004. The Company may, subject to certain conditions, choose to pay the purchase price in cash or in shares of Common Stock, or in a combination of both. The Company currently intends to repurchase some or all of the securities with cash. Therefore, if a substantial portion of the notes were to be submitted for repurchase on one of the repurchase dates, the Company might need to use a substantial amount of its available sources of liquidity for this purpose. This could have the effect of restricting the Company's ability to fund new acquisitions or to meet other future working capital needs, as well as increasing the Company's costs of borrowing. The Company may seek other means of refinancing or restructuring its obligations under the notes, but this may result in terms less favorable than those under the existing notes. Further, it is possible that in adverse circumstances, such as a combination of a large number of repurchase requests, low stock price and/or liquidity or financing restraints, the Company could be required to issue a significant number of shares to satisfy its repurchase obligations and the number of shares actually issued could substantially dilute the Common Stock. Moreover, sales of such shares in the market place could adversely affect the market price of the Common Stock.

WORK STOPPAGES AND OTHER LABOR PROBLEMS COULD ADVERSELY AFFECT THE COMPANY.

Some of the Company's employees in the United States and abroad are represented by labor unions. Shaw experienced a strike, without material impact on pipe production, by union members in February, 1997 relating to the termination of collective bargaining agreements covering its pipe facilities in Walker and Prairieville, Louisiana. A lengthy strike or other work stoppage at any of the Company's facilities could have a material adverse effect on the Company. From time to time Shaw has also experienced attempts to unionize the Company's non-union shops. While these efforts have achieved limited success to date, the Company cannot give any assurance that it will not experience additional union activity in the future.

CHANGES IN TECHNOLOGY COULD ADVERSELY AFFECT THE COMPANY AND ITS COMPETITORS MAY DEVELOP OR OTHERWISE ACQUIRE EQUIVALENT OR SUPERIOR TECHNOLOGY.

The Company believes its Stone & Webster subsidiary has a leading position in technologies for the design and construction of ethylene plants. The Company protects it position through patent registrations, license restrictions, and a research and development program. However, it is possible that others may develop competing processes that could negatively affect the Company's market position.

Additionally, the Company has developed construction and power generation and transmission software, which it feels provide competitive advantages. The advantages currently provided by this software could be at risk if competitors were to develop superior or comparable technologies.

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

In Shaw's Environmental & Infrastructure business segment, the technology consists principally of the know-how of its professionals, and Shaw is dependent upon its ability to attract and retain qualified, innovative personnel.

EXPIRATION OF THE PRICE ANDERSON ACT'S (PAA) INDEMNIFICATION AUTHORITY COULD HAVE ADVERSE CONSEQUENCES.

The Company services the needs of the DOE in converting its weapons facilities to civilian purposes and the nuclear power industry in the on-going maintenance and modifications as well as decontamination and decommissioning of nuclear power plants. Approximately 21% of the Company's backlog is from nuclear services. Shaw expects this portion of its business to continue to grow as many operating power plants require modifications or upgrades or reach the end of their scheduled useful lives over the next 20 years.

The PAA promotes and regulates the nuclear power industry in the U.S. The PAA comprehensively regulates the manufacture, use and storage of radioactive materials, and promotes the nuclear power industry by offering broad indemnification to nuclear power plant operators and DOE contractors. While the PAA's indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor. Also the PAA's ability to indemnify with respect to newly signed contracts expired on August 1, 2002. Because nuclear power remains controversial, it is not clear that the PAA and its indemnification provisions will be extended. The Company's business could be adversely affected if the PAA were not extended due to either the unwillingness of plant operators to retain the Company, or the Company's inability to obtain adequate indemnification and insurance, because of the unavailability of the protections of the PAA.

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

MARKET PRICES OF THE COMPANY'S EQUITY SECURITIES COULD CHANGE SIGNIFICANTLY.

The market prices of the Company's Common Stock may change significantly in response to various factors and events, beyond the Company's control, including the following:

     o the other risk factors described in this Form 10-K, including changing demand for its products and services;
     o a shortfall in operating revenue or net income from that expected by securities analysts and investors;
     o changes in securities analysts' estimates of the financial performance of Shaw or its competitors or the financial performance of companies in its industry generally;
     o    general conditions in its industries;
     o    general conditions in the securities markets;
     o issuance of a significant number of shares upon exercise of employee stock options or conversion of the LYONs; and
     o issuance of a significant number of shares of Common Stock to fund LYONs repurchases by the Company

PROVISIONS IN THE COMPANY'S ARTICLES OF INCORPORATION AND BY-LAWS AND RIGHTS AGREEMENT COULD MAKE IT MORE DIFFICULT TO ACQUIRE THE COMPANY AND MAY REDUCE THE MARKET PRICE OF THE COMMON STOCK.

The Company's articles of incorporation and by-laws contain certain provisions, such as a provision establishing a classified board of directors (in the event the entire board of directors is increased to twelve or more members), provisions entitling holders of shares of Common Stock that have been beneficially owned for four years or more to five votes per share, a provision prohibiting shareholders from calling special meetings, a provision requiring super majority voting (75% of the outstanding voting power) to approve certain business combinations and provisions authorizing the Board of Directors to issue up to 20 million shares of preferred stock without approval of the Company's shareholders. Also, the Company has adopted a rights plan that limits the ability of any person to acquire more than 15% of the Company's Common Stock. These provisions could have the effect of delaying or preventing a change in control of the Company or the removal of management, of deterring potential acquirers from making an offer to the Company's shareholders and of limiting any opportunity to realize premiums over prevailing market prices for the Common Stock. Provisions of the Company's shareholder rights agreement could also have the effect of deterring changes of control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information about the Company's future maturities of principal for outstanding debt instruments (including capital leases) and fair value at August 31, 2002 (in millions).

                                                                                                                      FAIR
                                2003         2004          2005        2006     2007    THEREAFTER     TOTAL          VALUE
                            ----------    ----------    ----------    ------   ------   ----------   ----------    ----------
Long-term debt
  Fixed rate                $      3.1    $    521.9    $       .2        --       --           --   $    525.2    $    414.0
    Average interest rate          7.8%          2.3%          7.2%       --       --           --          2.3%           --
  Variable rate             $      2.2            --            --        --       --           --   $      2.2    $      2.2
    Average interest rate          4.1%           --            --        --       --           --          4.1%           --

Short-term line of credit
  Variable rate             $      1.1            --            --        --       --           --   $      1.1    $      1.1
    Average interest rate          5.0%           --            --        --       --           --          5.0%           --

As discussed in Note 9 of Notes to Consolidated Financial Statements, on May 1, 2001, the Company issued $790 million (face value), 20-year, 2.25% zero coupon unsecured convertible debt Liquid Yield Option (TM) Notes (the "LYONs") for which it received net proceeds of approximately $490 million. After paying off approximately $67 million of outstanding debt, the remaining proceeds were invested in high quality short-term cash equivalents and marketable securities held to maturity. During fiscal 2001, the income realized from these investments was greater than the interest costs associated with the LYONs debt. However, during fiscal 2002 interest income was less than its interest expense as a result of the Company's utilization of cash for various investments (including the IT Group acquisition), the decline in interest rates available for short-term investments, and the amortization of deferred credit costs.

The holders of the LYONs have the right to require the Company to repurchase the debt on May 1, 2004, May 1, 2006, May 1, 2011, and May 1, 2016 at the accreted value. Therefore, the debt is presented above as maturing on May 1, 2004 because of the potential for repurchase requests by the debt holders at that time.

Also during fiscal 2001, the Company used the proceeds from the sales of the LYONs, the Company's Common Stock (see Note 2 of Notes to Consolidated Financial Statements) and various assets to pay off its borrowings under its primary Credit Facility ($235.2 million at August 31, 2000). At August 31, 2002, the interest rate on this line of credit was either 4.75% (if the prime rate index had been chosen) or 3.32% (if the LIBOR rate index had been chosen) with an availability of $166.2 million. (See Note 10 of Notes to Consolidated Financial Statements for further discussion of this line of credit.)

The estimated fair value of long-term debt and capital leases as of August 31, 2002 and 2001 was approximately $416 million and $427 million, respectively. The fair value of the convertible debt as of August 31, 2002 was based on recent sales of such debt as of August 31, 2002. The fair value of the Company's other long-term debt and capital leases at August 31, 2002 and 2001 were based on borrowing rates currently available to the Company for notes with similar terms and average maturities.

FOREIGN CURRENCY RISKS

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency that is different from its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of August 31, 2002, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position. (See Notes 1 and 19 of Notes to Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----

Reports of Independent Auditors..........................................50-51

Consolidated Balance Sheets as of August 31, 2002 and 2001...............52-53

Consolidated Statements of Income for the years ended
  August 31, 2002, 2001 and 2000............................................54

Consolidated Statements of Shareholders' Equity for the years ended August 31, 2002, 2001 and 2000......................................55

Consolidated Statements of Cash Flows for the years
  ended August 31, 2002, 2001 and 2000...................................56-57

Notes to Consolidated Financial Statements...............................58-95

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
The Shaw Group Inc.

We have audited the accompanying consolidated balance sheet of The Shaw Group Inc. and subsidiaries as of August 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Shaw Group Inc. as of August 31, 2001, were audited by other auditors who have ceased operations and whose report dated October 5, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Shaw Group Inc. and subsidiaries at August 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

As discussed above, the financial statements of The Shaw Group Inc. as of August 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations. As described in Notes 8 and 15, these financial statements have been revised. We audited the adjustments described in
Note 15 that were applied to revise the 2001 and 2000 financial statements relating to changes in segments. We also applied audit procedures with respect to the disclosures in Note 8 pertaining to financial statement revisions to include the transitional disclosures required by FAS 142. In our opinion, the adjustments to Note 15 are appropriate and have been properly applied. In addition, in our opinion, the FAS 142 disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------


New Orleans, Louisiana
October 11, 2002, except for Note 14,
 as to which the date is November 1, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SHAW'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2002. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH AND HEREBY INCORPORATED BY REFERENCE INTO THE FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2002 OF WHICH THIS REPORT FORMS A PART.



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

/s/ Arthur Andersen LLP

Arthur Andersen LLP
New Orleans, Louisiana

October 5, 2001

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              2002            2001
                                                         ------------    ------------
Current assets:
  Cash and cash equivalents                              $    401,764    $    443,304
  Escrowed cash                                                96,500              --
  Marketable securities, held to maturity                      54,952          45,630
  Accounts receivable, including retainage, net               436,747         341,833
  Accounts receivable from unconsolidated entity                   32           4,848
  Inventories                                                  99,009          91,155
  Cost and estimated earnings in excess of billings
     on uncompleted contracts                                 248,360          95,012
  Prepaid expenses                                             15,681          10,660
  Deferred income taxes                                        73,903          54,351
  Assets held for sale                                          2,001           3,491
  Other current assets                                         21,405           5,757
                                                         ------------    ------------
        Total current assets                                1,450,354       1,096,041

Investment in and advances to unconsolidated entities,
  joint ventures and limited partnerships                      37,729          24,314

Investment in securities available for sale                     7,235          10,490

Property and equipment:
  Transportation equipment                                      4,876           4,433
  Furniture and fixtures                                      103,172          49,550
  Machinery and equipment                                     101,643          79,536
  Buildings and improvements                                   59,479          33,127
  Assets acquired under capital leases                          6,372           1,554
  Land                                                          7,471           7,302
  Construction in progress                                      7,267          21,659
                                                         ------------    ------------
                                                              290,280         197,161
Less: Accumulated depreciation                                (84,055)        (61,959)
                                                         ------------    ------------
                                                              206,225         135,202

Goodwill                                                      499,004         368,872

Other assets                                                  103,653          66,935
                                                         ------------    ------------
                                                         $  2,304,200    $  1,701,854
                                                         ============    ============

                                   (Continued)

  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       2002            2001
                                                                   ------------    ------------
Current liabilities:
  Accounts payable                                                 $    390,165    $    181,936
  Accrued liabilities                                                   159,182          81,660
  Current maturities of long-term debt                                    3,102           2,365
  Short-term revolving lines of credit                                    1,052           3,909
  Current portion of obligations under capital leases                     2,200           2,313
  Deferred revenue - prebilled                                           11,503           7,976
  Advanced billings and billings in excess of cost and estimated
     earnings on uncompleted contracts                                  424,724         244,131
  Contract liability adjustments                                         69,140          43,801
  Accrued contract loss reserves                                         11,402           6,906
                                                                   ------------    ------------
        Total current liabilities                                     1,072,470         574,997

Long-term debt, less current maturities                                 521,190         509,684

Obligations under capital leases, less current obligations                  957           3,183

Deferred income taxes                                                    15,452           8,247

Other liabilities                                                         1,874           7,350

Commitments and contingencies                                                --              --

Shareholders' equity:
  Preferred stock, no par value,
     20,000,000 shares authorized;
     no shares issued and outstanding                                        --              --
  Common stock, no par value,
     200,000,000 shares authorized;
      43,002,677 and 41,012,292 shares issued, respectively;
      40,841,627 and 41,012,292 shares outstanding, respectively        494,581         437,015
  Retained earnings                                                     265,945         167,578
  Accumulated other comprehensive income (loss)                         (16,193)         (6,200)
  Treasury stock, 2,161,050 shares at August 31, 2002                   (52,076)             --
                                                                   ------------    ------------
        Total shareholders' equity                                      692,257         598,393
                                                                   ------------    ------------
                                                                   $  2,304,200    $  1,701,854
                                                                   ============    ============


  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   2002            2001            2000
                                                               ------------    ------------    ------------

Revenues                                                       $  3,170,696    $  1,538,932    $    762,655
Cost of revenues                                                  2,843,070       1,292,316         635,579
                                                               ------------    ------------    ------------
Gross profit                                                        327,626         246,616         127,076

General and administrative expenses                                 161,248         122,601          71,198
Goodwill  amortization                                                   --          17,059           3,099
                                                               ------------    ------------    ------------
        Total general and administrative expenses                   161,248         139,660          74,297

Operating income                                                    166,378         106,956          52,779

Interest income                                                      11,518           8,746             682
Interest expense                                                    (23,028)        (15,680)         (8,003)
Other, net                                                           (3,856)           (128)             90
                                                               ------------    ------------    ------------
                                                                    (15,366)         (7,062)         (7,231)
                                                               ------------    ------------    ------------
Income before income taxes                                          151,012          99,894          45,548

Provision for income taxes                                           54,348          38,366          16,359
                                                               ------------    ------------    ------------

Income before earnings (losses) from unconsolidated entities         96,664          61,528          29,189
Earnings (losses) from unconsolidated entities                        1,703            (316)          1,194
                                                               ------------    ------------    ------------
Income before extraordinary item and cumulative
  effect of change in accounting principle                           98,367          61,212          30,383
Extraordinary item for early extinguishment of debt, net of
  taxes of $134 and $340                                                 --            (215)           (553)
Cumulative effect on prior years of change in
  accounting for start-up costs, net of taxes of $196                    --              --            (320)
                                                               ------------    ------------    ------------
Net income                                                     $     98,367    $     60,997    $     29,510
                                                               ============    ============    ============

Basic income per common share:
Income per common share:
   Income before extraordinary item and cumulative
     effect of change in accounting principle                  $       2.41    $       1.53    $       1.03
   Extraordinary item, net of taxes                                      --           (0.01)          (0.02)
   Cumulative effect of change in accounting principle,
     net of taxes                                                        --              --           (0.01)
                                                               ------------    ------------    ------------
   Net income per common share                                 $       2.41    $       1.52    $       1.00
                                                               ============    ============    ============

Diluted income per common share:
Income per common share:
   Income before extraordinary item and cumulative
     effect of change in accounting principle                  $       2.26    $       1.46    $       0.99
   Extraordinary item, net of taxes                                      --              --           (0.02)
   Cumulative effect of change in accounting principle,
     net of taxes                                                        --              --           (0.01)
                                                               ------------    ------------    ------------
   Net income per common share                                 $       2.26    $       1.46    $       0.96
                                                               ============    ============    ============


  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           UNEARNED                                     ACCUMULATED
                                                  COMMON STOCK            RESTRICTED           TREASURY STOCK              OTHER
                                           --------------------------        STOCK       --------------------------    COMPREHENSIVE
                                             SHARES          AMOUNT      COMPENSATION       SHARES         AMOUNT      INCOME (LOSS)
                                           -----------    -----------    ------------    -----------    -----------    -------------
Balance, September 1, 1999                  39,920,564    $   119,353    $       (125)    16,448,472    $   (20,525)   $     (1,535)
  Comprehensive income:
   Net income                                       --             --              --             --             --              --
   Other comprehensive income (loss):
      Foreign translation adjustments               --             --              --             --             --          (3,674)

  Comprehensive income
  Shares issued in public offering           6,900,000         67,487              --             --             --              --
  Amortization of restricted stock                  --             --              66             --             --              --
  compensation
  Shares issued to acquire PPM                  86,890          2,012              --             --             --              --
  Shares issued to acquire Stone &           4,463,546        105,033              --             --             --              --
  Webster
  Exercise of options                          580,764          2,255              --             --             --              --
  Tax benefit on exercise of options                --          2,739              --             --             --              --
  Purchases of treasury stock                       --             --              --        100,884         (2,392)             --
  Retirement of treasury stock                (149,440)          (874)             --       (149,440)           874              --
                                           -----------    -----------    ------------    -----------    -----------    ------------
Balance, August 31, 2000                    51,802,324        298,005             (59)    16,399,916        (22,043)         (5,209)
  Comprehensive income:
   Net income                                       --             --              --             --             --              --
   Other comprehensive income (loss):
      Foreign translation adjustments               --             --              --             --             --          (1,099)
       Unrealized net gain on hedging
          activities, net of tax
          benefit of $72                            --             --              --             --             --             115
        Unrealized net losses on
          securities available for sale,
          net of tax benefit of $5                  --             --              --             --             --              (7)

  Comprehensive income
  Shares issued in public offering           4,837,338        144,809              --             --             --              --
  Amortization of restricted stock                  --             --              59             --             --              --
  compensation
  Shares issued to acquire SS&S                170,683          6,274              --             --             --              --
  Exercise of options                          606,863          3,271              --             --             --              --
  Tax benefit on exercise of options                --          6,699              --             --             --              --
  Return of Naptech acquisition escrow
    shares                                          --             --              --          5,000             --              --
  Retirement of treasury stock             (16,404,916)       (22,043)             --    (16,404,916)        22,043              --
                                           -----------    -----------    ------------    -----------    -----------    ------------
Balance, August 31, 2001                    41,012,292        437,015              --             --             --          (6,200)
  Comprehensive income:
    Net income                                      --             --              --             --             --              --
    Other comprehensive income :
      Foreign translation adjustments               --             --              --             --             --          (2,633)
       Unrealized net loss on hedging
         activities, net of tax benefit
         of $72                                     --             --              --             --             --            (115)
       Unrealized net losses on
         securities available for sale,
         net of tax benefit of $74                                                                                             (119)
        Additional pension liability
          not yet recognized in net
          periodic pension expense, net
          of tax benefit of $3,054                  --             --              --             --             --          (7,126)

  Comprehensive income (loss)
  Shares issued to acquire IT Group          1,671,336         52,463              --             --             --              --
  PPM acquisition earn out shares               83,859          1,971              --             --             --              --
  Exercise of options                          235,190          2,262              --             --             --              --
  Tax benefit on exercise of options                --            675              --             --             --              --
  Purchases of treasury stock                       --             --              --     (2,160,400)       (52,043)             --
  Return of SS&S escrow shares                      --             --              --           (650)           (33)             --
  Contributed capital                               --            195              --             --             --              --
                                           -----------    -----------    ------------    -----------    -----------    ------------
Balance, August 31, 2002                    43,002,677    $   494,581    $         --     (2,161,050)   $   (52,076)   $    (16,193)
                                           ===========    ===========    ============    ===========    ===========    ============



                                                               TOTAL
                                               RETAINED    SHAREHOLDERS'
                                               EARNINGS        EQUITY
                                             -----------   -------------
Balance, September 1, 1999                   $    77,071   $     174,239
  Comprehensive income:
   Net income                                     29,510          29,510
   Other comprehensive income (loss):
      Foreign translation adjustments                 --          (3,674)
                                                           -------------
  Comprehensive income                                            25,836
  Shares issued in public offering                    --          67,487
  Amortization of restricted stock                    --              66
  compensation
  Shares issued to acquire PPM                        --           2,012
  Shares issued to acquire Stone &                    --         105,033
  Webster
  Exercise of options                                 --           2,255
  Tax benefit on exercise of options                  --           2,739
  Purchases of treasury stock                         --          (2,392)
  Retirement of treasury stock                        --              --
                                             -----------   -------------
Balance, August 31, 2000                         106,581         377,275
  Comprehensive income:
   Net income                                     60,997          60,997
   Other comprehensive income (loss):
      Foreign translation adjustments                 --          (1,099)
       Unrealized net gain on hedging
          activities, net of tax
          benefit of $72                              --             115
        Unrealized net losses on
          securities available for sale,
          net of tax benefit of $5                    --              (7)
                                                           -------------
  Comprehensive income                                            60,006
  Shares issued in public offering                    --         144,809
  Amortization of restricted stock                    --              59
  compensation
  Shares issued to acquire SS&S                       --           6,274
  Exercise of options                                 --           3,271
  Tax benefit on exercise of options                  --           6,699
  Return of Naptech acquisition escrow
    shares                                            --              --
  Retirement of treasury stock                        --              --
                                             -----------   -------------
Balance, August 31, 2001                         167,578         598,393
  Comprehensive income:
    Net income                                    98,367          98,367
    Other comprehensive income :
      Foreign translation adjustments                 --          (2,633)
       Unrealized net loss on hedging
         activities, net of tax benefit
         of $72                                       --            (115)
       Unrealized net losses on
         securities available for sale,
         net of tax benefit of $74                                  (119)
        Additional pension liability
          not yet recognized in net
          periodic pension expense, net
          of tax benefit of $3,054                    --          (7,126)
                                                           -------------
  Comprehensive income (loss)                                     88,374
  Shares issued to acquire IT Group                   --          52,463
  PPM acquisition earn out shares                     --           1,971
  Exercise of options                                 --           2,262
  Tax benefit on exercise of options                  --             675
  Purchases of treasury stock                         --         (52,043)
  Return of SS&S escrow shares                        --             (33)
  Contributed capital                                 --             195
                                             -----------   -------------
Balance, August 31, 2002                     $   265,945   $     692,257
                                             ===========   =============


  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                           2002            2001            2000
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                           $     98,367    $     60,997    $     29,510
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                           28,598          39,740          16,808
     Provision for deferred income taxes                                     48,093          36,863           1,805
     Accretion of interest on discounted convertible long-term debt          11,512           3,787              --
     Amortization of deferred debt issue costs                                9,079           5,515           1,004
     Provision for uncollectable accounts receivable                          4,250          10,614           3,839
     Amortization of contract adjustments                                   (31,066)        (70,081)         (7,933)
     (Earnings) losses from unconsolidated entities                          (1,703)            316          (1,194)
     Foreign currency transaction losses                                      1,158              41           1,805
     Impairment write-down of securities available for sale                   3,062             942              --
     Other                                                                      (38)         (1,277)         (4,700)
  Changes in assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in receivables                                      32,103         (35,241)        (55,614)
     (Increase) decrease in cost and estimated earnings in excess
       of billings on uncompleted contracts                                 (54,625)         12,064         (33,833)
     (Increase) decrease in inventories                                      (8,462)          5,173         (17,941)
     (Increase) decrease in assets held for sale                              1,490          (1,397)           (332)
     (Increase) decrease in other current assets                              1,810          12,722          (5,343)
     (Increase)  in prepaid expenses                                         (3,182)           (760)           (787)
     (Increase) decrease in other assets                                      5,509           3,894            (749)
     Increase (decrease)  in accounts payable                                70,258         (42,437)        (37,886)
     Increase  in deferred revenue-prebilled                                  3,527           1,760           2,469
     Increase (decrease) in accrued liabilities                              21,733         (62,010)         21,750
     Increase  in advanced billings and billings in excess
       of cost and estimated earnings on uncompleted contracts               84,097          66,813          21,823
     (Decrease) in accrued contract loss reserves, net                       (2,964)        (29,219)         (5,575)
     Increase (decrease) in other long-term liabilities                      (7,540)         (7,414)          1,198
                                                                       ------------    ------------    ------------
Net cash provided by (used in) operating activities                         315,066          11,405         (69,876)

Cash flows from investing activities:
     Investment in subsidiaries, net of cash received                      (102,664)           (160)         (2,342)
     Purchase of property and equipment                                     (73,946)        (38,121)        (20,619)
     Purchase of real estate option                                         (12,183)             --              --
     Purchase of marketable securities, held to maturity                   (128,585)        (45,630)             --
     Maturities of marketable securities, held to maturity                  119,263              --              --
     Investment in and advances to unconsolidated
       entities and joint ventures                                           (3,096)         (4,237)         (1,561)
     Distributions from joint ventures and unconsolidated entities            2,208              --              --
     Proceeds from sale of assets                                               717         120,920           8,715
     Purchase of securities available for sale                                   --          (1,241)             --
     Acquisition, return of funds                                                --          22,750              --
                                                                       ------------    ------------    ------------
Net cash provided by (used in) investing activities                    $   (198,286)   $     54,281    $    (15,807)

                                   (Continued)

  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                         2002            2001            2000
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
  Purchase of treasury stock                                         $    (52,043)   $         --    $     (2,392)
  Repayment of debt and leases                                             (9,202)        (49,247)       (112,555)
  Proceeds from issuance of debt, net of deferred debt issue costs            131         492,851           2,443
  Issuance of common stock                                                  2,262         148,080          69,742
  Net proceeds (repayments) from revolving credit agreements,
    including payments for deferred debt issue costs                       (2,959)       (235,024)        150,536
  Other - miscellaneous                                                      (163)             --              --
  Decrease in outstanding checks in excess of bank balance                     --              --          (6,610)
                                                                     ------------    ------------    ------------
Net cash (used in) provided by financing activities                       (61,974)        356,660         101,164

Effects of foreign exchange rate changes on cash                              154            (810)           (614)
                                                                     ------------    ------------    ------------
Net increase in cash                                                       54,960         421,536          14,867

Cash and cash equivalents--beginning of year                              443,304          21,768           6,901
                                                                     ------------    ------------    ------------
Cash and cash equivalents and escrow cash --end of year              $    498,264    $    443,304    $     21,768
                                                                     ============    ============    ============

Supplemental disclosures:
Cash payments for:
  Interest (net of capitalized interest)                             $      1,533    $      5,931    $      9,329
                                                                     ============    ============    ============
  Income taxes                                                       $      2,226    $      2,268    $     11,286
                                                                     ============    ============    ============

Noncash investing and financing activities:                                    --              --              --
 Investment in subsidiaries acquired through
    issuance of common stock                                         $     54,434    $      6,274    $    107,045
                                                                     ============    ============    ============
 Payment of liability with securities available for sale             $         --    $      7,000    $         --
                                                                     ============    ============    ============
 Property and equipment acquired through issuance of debt            $         --    $      6,379    $      1,467
                                                                     ============    ============    ============
 Investment in securities available for sale acquired
    in lieu of interest payment                                      $         --    $        843    $      1,406
                                                                     ============    ============    ============
 Sale of property financed through issuance of note receivable       $         --    $         --    $      3,960
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

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by the Company's management, include (i) contract costs and profits and application of percentage-of-completion accounting; (ii) recoverability of inventory and application of lower of cost or market accounting; (iii) provisions for uncollectable receivables and customer claims;
(iv) provisions for income taxes and related valuation allowances; (v) recoverability of goodwill; (vi) recoverability of other intangibles and related estimated lives, (vii) valuation of assets acquired and liabilities assumed in connection with business combinations and (viii) accruals for estimated liabilities, including litigation and insurance reserves. Actual results could differ from those estimates.

Nature of Operations and Operating Cycle

The Company is a leading global provider of comprehensive services to the power, process, and environmental and infrastructure industries. It is a vertically-integrated provider of comprehensive engineering, procurement, pipe fabrication, construction and maintenance services to the power and process industries. The Company is also a leader in the environmental, infrastructure and homeland defense markets providing consulting, engineering, construction, remediation, and facilities management services to government and commercial clients.

The Company operates primarily in the United States, Canada, the Asia/Pacific Rim, Europe, South America and the Middle East. The Company's services and products include consulting, project design, engineering and procurement, piping system fabrication, industrial construction and maintenance, facilities management, environmental remediation, design and fabrication of pipe support systems and manufacture and distribution of specialty pipe fittings. The Company's operations are conducted primarily through wholly-owned subsidiaries and joint ventures.

The Company's work is performed under cost-reimbursable contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. The length of the Company's significant contracts varies but is generally between two to four years. Assets and liabilities have been classified as current and non-current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period.

Cash and Cash Equivalents and Marketable Securities Held to Maturity

Highly liquid investments are classified as cash equivalents if they mature within three months of the purchase date. Marketable securities held to maturity are comprised of highly liquid investments that mature between three to four months of the purchase date. The fair value of marketable securities held to maturity approximates the carrying value at August 31, 2002 and 2001.

Accounts Receivable and Credit Risk

The Company grants short-term credit to its customers. The Company's principal customers are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant power producers and equipment manufacturers. Work is performed under contract and the Company believes that in most cases its credit risk is minimal; however, during fiscal 2002, changes in the power generation market created liquidity problems for certain unregulated, independent power producers ("IPPs"). As a result, the Company's credit risk has significantly increased with respect to those customers. (See Note 14 of Notes to Consolidated Financial Statements for further discussion).

Allowance for Doubtful Accounts and Contract Adjustments

The allowance for doubtful accounts and contract adjustments was approximately $8,350,000 and $12,650,000 at August 31, 2002 and 2001. The Company estimates the amount of doubtful accounts based on historical experience and management's understanding of the financial condition of its customers. Contract adjustment allowances represent management's estimates of the net amounts to be realized with respect to matters disputed or questioned by customers. Increases to the allowance for the year ended August 31, 2002 were approximately $4,250,000 and total reductions were approximately $8,550,000. Increases to the allowance for the year ended August 31, 2001 were approximately $10,600,000 and total reductions were approximately $3,800,000. Increases to the allowance for the year ended August 31, 2000 were approximately $3,900,000 and total reductions were approximately $3,800,000. The Company increases or reduces revenues for contract adjustments. (Also see Note 14 of Notes to Consolidated Financial Statements.)

At August 31, 2002 and 2001, accounts receivable included approximately $22,000,000 and $14,200,000, respectively, of receivables and claims, recorded at net realizable value, due under contracts which are subject to contract renegotiations or legal proceedings. At August 31, 2002, contracts with 24 customers made up the $22,000,000 balance discussed above. Management believes that the ultimate resolution of these disputes will not have a significant impact on future results of operations.

Included in estimated total revenues on two projects in progress at August 31, 2002 are a total of $12,000,000 in claims and disputed change orders.

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

For financial reporting purposes, depreciation is provided over the following estimated useful service lives:

         Transportation equipment                     5-15 Years
         Furniture and fixtures                       3-7 Years
         Machinery and equipment                      3-18 Years
         Buildings and improvements                   8-40 Years

The straight-line depreciation method is used for all assets, except certain software (recorded as a component of furniture and fixtures) which is depreciated on a double-declining balance method.

During the years ended August 31, 2002 and 2001, interest costs of approximately $364,000 and $363,000, respectively, were capitalized.

 Joint Ventures

As is common in the engineering, procurement and construction industries, the Company executes certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies (collectively "joint ventures"). The investments in these joint ventures are included in the accompanying consolidated balance sheets as of August 31, 2002 and 2001 at $18,255,000 and $9,036,000, respectively, which generally represent the Company's cash contributions and its share of the earnings from these investments (equity method of accounting). The Company generally reports its percentage share of revenues and costs from these entities in its consolidated statements of income (proportional consolidation).

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

In July 2001, the Financial Accounting Standards Board (FASB) issued two new accounting standards SFAS No. 141 - "Business Combinations" and SFAS No. 142 - "Goodwill and Other Intangible Assets," and the Company adopted these standards effective September 1, 2001. These standards significantly changed prior practices for the accounting for business combinations and goodwill and intangibles by: (i) terminating the use of the pooling-of-interests method of accounting for business combinations, (ii) creating more specific criteria for identifying other intangibles which are acquired in a business combination,
(iii) ceasing goodwill amortization, and (iv) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that the opening goodwill balances be tested upon adoption of the standard and that another impairment test be performed during the fiscal year of adoption. Impairment tests should generally be performed annually thereafter, with interim testing required if circumstances warrant.

Prior to fiscal 2002, the Company amortized goodwill over a twenty-year period on a straight-line basis. However, effective September 1, 2001, the Company ceased to amortize goodwill pursuant to SFAS No. 142.

Prior to August 31, 2001, the Company conducted impairment reviews of its goodwill to assess the recoverability of the unamortized balance based on expected future profitability, undiscounted future cash flows of the acquired assets and businesses and their contribution to the overall operation of the Company. An impairment loss would have been recognized for the amount identified in the review by which the goodwill balance exceeded the recoverable goodwill balance. Subsequent to August 31, 2001, the Company has performed goodwill impairment reviews by reporting unit based on a fair value concept, as required by SFAS No. 142. The goodwill impairment reviews that the Company conducted both before and after the adoption of SFAS No. 142 indicated that the Company's goodwill has not been impaired.

The Company has also recorded in other assets intangible assets related to various licenses, patents, technology and related processes, primarily pertaining to the design and construction of ethylene plants (see Notes 4 of Notes to Consolidated Financial Statements). The costs of these assets are amortized over a fifteen-year period on a straight-line basis.

The Company periodically assesses the recoverability of the unamortized balance of its ethylene and other technologies based on expected future profitability and undiscounted future cash flows and their contribution to the overall operation of the Company. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the technologies would be recognized as an impairment loss.

The Company has also recorded contract fair value adjustments related to the IT Group and S&W acquisitions. Contract asset adjustments related to the IT Group acquisition are recorded in other current assets, as an intangible asset. Contract liability adjustments are recorded in current liabilities with respect to both the IT Group and S&W acquisitions. The assets and liabilities are amortized over the estimated lives of the underlying contracts and related backlog as work is performed on these contracts.

(Also see Note 4 and Note 8 of Notes to Consolidated Financial Statements.)

Revenues

For project management, engineering, procurement, remediation, and construction services, the Company recognizes revenues under the percentage-of-completion method measured primarily by the percentage of contract costs incurred to date to total estimated contract costs for each contract. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in revenues when their realization is reasonably assured.

For unit-priced pipe fabrication contracts, the Company recognizes revenues upon completion of individual spools of production. A spool consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress. For fixed-price fabrication contracts, the Company recognizes revenues based on the percentage-of-completion method, measured primarily by the cost of materials for which production is complete compared with the total estimated material costs of the contract.

Revenue is recognized from consulting services as the work is performed.

The Company recognizes revenues for pipe fittings, manufacturing operations and other services primarily at the time of shipment or upon completion of the services.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. The cumulative effect of other changes to estimated profit and loss, including those arising from contract penalty provisions, final contract settlements and reviews performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable and the amount can be reasonably estimated. Profit from unapproved change orders and claims is recorded in the year such amounts are resolved.

Financial Instruments, Forward Contracts - Non-Trading Activities

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's foreign subsidiaries conduct their operations in their local currency. Accordingly, there are situations when the Company believes it is appropriate to use financial hedging instruments (generally foreign currency forward contracts) to manage foreign currency risks when it enters into a transaction denominated in a currency other than its local currency.

Prior to September 1, 2000, at the inception of a hedging contract, the Company designated a contract as a hedge if there was a direct relationship to the price risk associated with the Company's future revenues and purchases. Recognition of the gains and losses on the early termination or maturity of forward contracts designated as hedges were deferred until the period the hedged transaction was recorded. However, gains or losses on the hedge transaction were recognized when the direct relationship between the hedge and the Company's price risk ceased to exist. Future changes in the fair value of the forward contracts were then recognized as gains or losses in revenues or expenses in the period of change.

Effective September 1, 2000, the Company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company designates each derivative contract as one of the following on the day the contract is executed: (a) hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (c) hedge of a net investment in a foreign operation (net investment hedge). Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if so, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. Upon initial application of SFAS No. 133, the Company recorded the fair value of the existing hedge contracts on the balance sheet and a corresponding unrecognized loss of $23,000 as a cumulative effect adjustment of accumulated other comprehensive income, which was transferred to earnings during fiscal 2001. The Company's hedging activities during fiscal 2002 and 2001 were not significant.

The Company utilizes forward foreign exchange contracts to reduce its risk from foreign currency price fluctuations related to firm or anticipated accounts receivable transactions, commitments to purchase or sell equipment, materials and /or services. At August 31, 2002, the Company has recorded an asset and other income on fair value hedges of $650,000 ($420,000 net of taxes) that generally offset transaction losses in the related hedged accounts receivables. The Company normally does not use any other type of derivative instrument or participate in any other hedging activities.

Other Comprehensive Income

The Company's foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars, the Euro, and prior to January 1, 2002, Dutch guilders). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income (loss)," a component of shareholders' equity, in accordance with SFAS No. 52 - "Foreign Currency Translation" and SFAS No. 130 - "Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income. (Also see Note 19 of Notes to Consolidated Financial Statements.)

Other comprehensive income also includes the net after-tax effect of unrealized gains and losses on derivative financial instruments and available-for-sale securities and the minimum liability related to a Company-sponsored pension plan.

Self Insurance

The Company is self-insured for workers' compensation claims for individual claims or claim events up to $250,000 and maintains insurance coverage for the excess. Additionally, the Company self-insures its employee health coverage up to certain annual individual and plan limits and maintains insurance coverage for the excess. The Company's accruals for its self-insured costs are determined through a combination of prior experience and specific analysis of larger claims.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year's presentation.

Stock Based Compensation

Stock based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" and related interpretations. It is the Company's general practice to issue stock options at the market value of the underlying stock; and therefore, no compensation expense is recorded for these stock options. (See
Note 17 of Notes to Consolidated Financial Statements).

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations." This statement, which is first effective for the Company beginning in fiscal 2003, requires that the cost of legal obligations associated with the retirement and/or removal of long-lived assets should be accounted for as additional asset costs and that the net present value of the retirement/removal costs be recorded as a liability. Asset values (to include retirement and removal costs) are subject to impairment reviews pursuant to SFAS No. 144 (see below). The Company believes this statement will not have a material effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, this statement increases the likelihood that dispositions will now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect this statement will have a material effect on its financial statements when it adopts this standard in fiscal 2003.

In May 2002, the FASB issued SFAS No. 145 - "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gain or loss on capital leases that were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item. The Company will be required to reclassify the extraordinary losses recognized in prior years as ordinary loss upon adoption of this standard when it becomes effective in fiscal 2003.

In July 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that costs associated with terminating employees or contracts or closing or relocating facilities are to be recognized at fair value at the time the liability is incurred. The Company does not anticipate that this statement will have a material effect on its financial statements when it becomes effective for disposal activities initiated after December 31, 2002.

NOTE 2--PUBLIC CAPITAL STOCK TRANSACTIONS

In September 2001, the Company's Board of Directors authorized the Company to repurchase shares of its no par value Common Stock ("Common Stock"), depending on market conditions, up to a limit of $100,000,000. As of October 11, 2002, the Company had completed its purchases under this program as it had purchased 5,331,005 shares at a cost of approximately $99,881,000. This includes 3,170,605 shares purchased at a cost of approximately $47,838,000 in the first quarter of fiscal 2003 and 2,160,400 shares purchased at a cost of approximately $52,043,000 during the year ended August 31, 2002.

On July 31, 2001, the Company issued a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding share of Common Stock (see
Note 12 of Notes to Consolidated Financial Statements).

Effective May 1, 2001, the Company issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The debt is a senior unsecured obligation of the Company and is convertible into the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued original issue discount.

In January 2001, the Company's shareholders approved increases in (i) the number of shares of the Company's authorized Common Stock from 50,000,000 shares to 200,000,000 shares and (ii) the number of shares of the Company's authorized no par value preferred stock from 5,000,000 shares to 20,000,000 shares.

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

NOTE 3--ESCROWED CASH FOR PERFORMANCE BOND

In connection with a performance bond on a foreign project, the Company agreed to deposit in escrow with the issuer of the bond primarily advance payments received from the Company's customer. During the year ended August 31, 2002, the Company deposited approximately $96,500,000 into escrow pursuant to this agreement. This deposit is recorded as escrowed cash. As a result of the performance bond, the Company's customer agreed not to withhold retentions on the Company's billings. The Company believes that based on current contract terms and scope, its initial $96,500,000 deposit represents its maximum escrow requirement for the project. The Company expects that the maximum balance will be retained in escrow until early to mid calendar 2003, at which time escrow funds will be released incrementally to the Company as the Company completes certain contract milestones. A final escrow amount of approximately $18,000,000 will be released to the Company upon initial contract acceptance as defined in the agreement, which is currently projected to occur in calendar 2005. The bonding company (or "surety") may draw on the escrow funds only to secure the surety from a defined loss. The escrowed funds are invested in short-term, high quality investments and investment income is remitted to the Company on a quarterly basis. The Company may request the surety to allow the Company to substitute a letter of credit for all or part of the cash escrow requirements.

NOTE 4--ACQUISITIONS

SFAS No. 141 - "Business Combinations" requires that all acquisitions initiated after June 30, 2001 be recorded utilizing the purchase method of accounting. Most of the Company's acquisitions that were completed prior to June 30, 2001 were also accounted for using the purchase method of accounting under APB 16. Under the purchase method, the cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are included in the Company's operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, that may arise from these acquisitions may materially favorably or unfavorably impact the Company's future consolidated financial position or results of operations.

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


IT Group Acquisition

During fiscal year 2002, the Company acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. ("IT Group") and its subsidiaries. IT Group and one of it wholly-owned subsidiaries, Beneco, were subject to separate Chapter 11 bankruptcy reorganization proceedings and the acquisition was completed pursuant to the bankruptcy proceedings. The acquisition of the IT Group assets was completed on May 3, 2002 and the acquisition of Beneco's assets was completed on June 15, 2002.

The IT Group was a leading provider of diversified environmental consulting, engineering, construction, remediation and facilities management services. The primary reasons for the acquisition were to diversify and expand the Company's revenue base and to pursue additional opportunities in the environmental, infrastructure, and homeland defense markets. The Company formed a new wholly-owned subsidiary, Shaw Environmental & Infrastructure, Inc. ("Shaw E&I") into which it has combined the acquired IT Group operations and the Company's existing environmental and infrastructure operations.

The purchase price included the following components: (i) cash of approximately $39,356,000, net of $13,694,000 of cash received at closing, (ii) 1,671,336 shares of Common Stock valued at approximately $52,463,000, (iii) assumption by the Company of the outstanding balances of $51,789,000 debtor-in-possession financing provided to the IT Group and Beneco by the Company, and (iv) transaction costs of approximately $9,519,000.

The Company believes, pursuant to the terms of the acquisition agreements, that it has assumed only certain liabilities ("assumed liabilities") of the IT Group and Beneco as specified in the acquisition agreements. The Company has estimated that its total of assumed liabilities is approximately $353,000,000. Further, the acquisition agreements also provide that certain other liabilities of the IT Group, including but not limited to, outstanding borrowings, leases, contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, are specifically excluded ("excluded liabilities") from the Company's transactions. The Company, however, cannot provide assurance that it does not have any exposure to the excluded liabilities because, among other matters, the bankruptcy courts have not finalized their validation of the claims filed with the courts. Additionally, the Company has not completed its review of liabilities that have been submitted to the Company for payment. Accordingly, the Company's estimate of the value of the assumed liabilities may change as a result of the validation of the claims by the bankruptcy courts or other factors which may be identified during its review/processing of liabilities.

The IT Group acquisition was recorded as a purchase, and accordingly, the Company's results of operations include those of the acquired IT Group and Beneco businesses from the respective acquisition dates. The purchase price has been allocated to the acquired assets and liabilities based on the estimated fair value at the acquisition dates, as set forth in the table below (in thousands). The following allocation is preliminary and is subject to revision during the allocation period as the Company has not obtained all necessary appraisals of the property and equipment purchased nor has the Company completed the process of obtaining information about the fair value of the acquired assets and assumed liabilities. All of the goodwill from this transaction will be allocated to the Company's Environmental & Infrastructure segment.

Accounts receivable and costs and earnings in excess of billings on uncompleted contracts      $    225,133
Contract asset adjustments                                                                           13,839
Property, plant and equipment                                                                        26,964
Deferred income taxes                                                                                64,223
Other assets                                                                                         63,075
Goodwill                                                                                            113,308
Accounts payable and accrued expenses                                                              (196,739)
Billings in excess of cost and estimated earnings on uncompleted contracts                          (83,658)
Contract (liability) adjustments                                                                    (58,094)
Accrued contract loss reserves                                                                       (7,460)
Debt and bank loans                                                                                  (7,464)
                                                                                               ------------
        Purchase price (net of cash received of $13,694)                                       $    153,127
                                                                                               ============

The tax deductible portion of the goodwill recorded for the IT Group acquisition is approximately $14,500,000.

Prior to the acquisitions of the IT Group and Beneco, the Company entered into agreements with two surety companies. In exchange for the Company's agreeing to complete certain of the IT Group's and Beneco's bonded contracts i) the sureties paid the Company approximately $13,500,000 in cash and ii) the sureties assigned to the Company their rights to Debtor-in-Possession financing of approximately $20,000,000 that the sureties had provided to Beneco. The total value received from the sureties, including a net working capital position on these contracts of approximately $19,100,000, was recorded as deferred revenue (included in billings in excess of cost and estimated earnings on uncompleted contracts on the accompanying consolidated balance sheet) and will be recognized as the related bonded contracts are completed.

The Company acquired a large number of contracts in progress and contract backlog for which the work had not commenced at the acquisition date. Under FAS 141, construction contracts are defined as intangibles that meet the criteria for recognition apart from goodwill. These intangibles, like the acquired assets and liabilities, are required to be recorded at their fair value at the date of acquisition. The Company recorded these contracts at fair value using a market based discounted cash flow approach. Related assets of approximately $13,839,000 and liabilities of $58,094,000 have been established that will be amortized to contract costs over the estimated lives of the underlying contracts and related production backlog. Commencing with the initial recording of the related assets and liabilities on May 3, 2002, the assets and liabilities are amortized as work is performed on the contracts. The net amortization recognized during the year ended August 31, 2002 was approximately $2,763,000 and has been reflected as a reduction in the cost of revenues, which resulted in a corresponding increase in gross profit. The activity related to these contract assets and liabilities is included in the table at the end of this Note 4.

The following summarized pro forma income statement data reflects the impact the acquisition of the IT Group would have had on the years ended August 31, 2002 and 2001, respectively, as if the acquisition had taken place at the beginning of the applicable fiscal year (in thousands, except per share amounts):

                                                                        UNAUDITED PRO-FORMA RESULTS
                                                                       FOR THE YEARS ENDED AUGUST 31,
                                                                      --------------------------------
                                                                           2002              2001
                                                                      --------------    --------------
Gross revenue                                                         $    3,765,242    $    3,216,412
                                                                      ==============    ==============
Income (loss) before extraordinary item                               $     (296,295)   $      134,234
                                                                      ==============    ==============
Net income (loss)                                                     $     (313,495)   $      134,019
                                                                      ==============    ==============
Basic earnings (loss) from continuing operations per common share     $        (7.47)   $         3.21
                                                                      ==============    ==============
Diluted earnings (loss) from continuing operations per common share   $        (7.47)   $         3.01
                                                                      ==============    ==============

The unaudited pro forma results for the years ended August 31, 2002 and 2001 have been prepared for comparative purposes only and do not purport to be indicative of the amounts that actually would have resulted had the acquisition occurred on September 1, 2000 or that may be realized in the future. Further, the diluted loss per share for the year ended August 31, 2002 excludes approximately 6,556,000 and 990,000 shares related to the LYONs and stock options because they were antidilutive.

The pro forma results for the year ended August 31, 2002 include charges of $217,400,000 made by the IT Group. The charges generally related to the reduction of accounts receivable to estimated net realizable value ($167,000,000), various employee accruals and write-off of assets ($22,500,000), legal and consulting expenses related to the IT Group's bankruptcy ($12,500,000) and write-off of notes receivable from employees ($5,000,000).

The pro forma results for the year ended August 31, 2001 include charges of $40,700,000 that primarily related to the reduction of accounts receivable to estimated net realizable value.

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

The acquisition was concluded as part of a proceeding under Chapter 11 of the U.
S. Bankruptcy Code for Stone & Webster, Incorporated. In December 2000, the parties entered into an amendment to the initial acquisition agreement that: (i) returned approximately $22,750,000 to the Company from escrow, (ii) waived the purchase price adjustment provision of the agreement, (iii) excluded four completed contracts from the transaction, and (iv) required the Company to assume three previously excluded items. This amendment was approved by the bankruptcy court and decreased the Company's purchase price and goodwill.

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

The purchase price was subject to various adjustments, and the final allocation was completed in fiscal 2001. Any future adjustments will be reflected in operating results.

The final allocation of cost resulted in an excess of the aggregate adjusted purchase price over the estimated fair market value of net tangible assets acquired of approximately $393,000,000 (recorded as patents, licenses, other intangible assets and goodwill).

For the year ended August 31, 2001 and 2000, goodwill amortization was approximately $16,800,000 and $1,800,000, respectively, and was amortized on a straight-line basis based on a 20 year estimated life. (See Note 8 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142 - "Goodwill and Other Intangibles" for the year ended August 31, 2002.)

The Company acquired a large number of contracts with either inherent losses or lower than market rate margins primarily because Stone & Webster's previous financial difficulties had negatively affected the negotiation and execution of the contracts. These contracts were adjusted to their estimated fair value as of the acquisition date (July 14, 2000) and the fair value of acquired contracts - liability (contract liability adjustments) of $121,815,000 was established. The amount of the accrued future cash losses on assumed contracts with inherent losses (accrued contract loss reserves) was estimated to be approximately $41,700,000 and a liability of such amount was established. Commencing with the initial recording of these liabilities and reserves in the year ended August 31, 2000, the liabilities and reserves have been reduced as work is performed on the contracts and such reduction in these balances results in a reduction in cost of revenues and a corresponding increase in gross profit. The contract liability adjustments and accrued contract loss reserves, as well as the decreases in the cost of revenues for the periods indicated, are included in the table which is at the end of this Note 4.

The Company also acquired various licenses, patents, technology and related processes pertaining to the design and construction of ethylene plants. The Company valued these assets at $28,600,000 based on estimates of the discounted cash flows to be generated from the existing acquired technology. The estimated useful lives of these intangible assets are 15 years.

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

Other Acquisitions

In December 2001, the Company acquired certain assets of PsyCor International, Inc. ("PsyCor") for $2,000,000. Acquisition costs were not material. The purchase method was used to account for the acquisition and substantially all of the purchase price was initially allocated to goodwill. This allocation is preliminary since the Company has not completed its final fair value assessment of the assets acquired. PsyCor's primary business is developing information management systems.

In March 2001, the Company acquired the assets and certain liabilities of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. (collectively "SS&S"). As of August 31, 2002, the Company had issued 170,033 shares (including purchase price protection reduced by purchase price adjustment and indemnity settlements) of its Common Stock (valued at approximately $6,200,000) as consideration for the transaction. The Company incurred approximately $160,000 of acquisition costs. This acquisition was accounted for under the purchase method of accounting and approximately $4,300,000 of goodwill was recorded. For the year ended August 31, 2001, goodwill for this acquisition was amortized on a straight-line basis based on a 20 year estimated life. (See Note 8 of Notes to Consolidated Financial Statements.with respect to the impact of the Company's adoption of SFAS No. 142
- "Goodwill and Other Intangibles" on September 1, 2001.) SS&S's primary business is structural steel, vessel, and tank fabrication.

On July 12, 2000, the Company completed the acquisition of certain assets and assumption of liabilities of PPM Contractors, Inc. ("PPM"). Total consideration paid was 86,890 shares of the Company's Common Stock valued at $2,012,000 and the assumption of certain liabilities. Acquisition costs were not material. The purchase method was used to account for the acquisition and goodwill of approximately $2,100,000 was recorded. For the years ended August 31, 2001 and 2000, goodwill for this acquisition was amortized on a straight-line basis based on a 20 year estimated life. (See Note 8 of Notes to Consolidated Financial Statements with respect to the impact of the Company's adoption of SFAS No. 142 - "Goodwill and Other Intangibles" on September 1, 2001.) PPM's primary business is providing sandblasting and painting services to industrial customers.

During fiscal 2002, the Company determined that PPM achieved certain target revenue levels as of December 31, 2001, and as a result, the Company owed additional consideration to PPM of approximately $2,000,000 pursuant to the terms of the acquisition agreement. Accordingly, the Company issued 83,859 shares of Common Stock to cover its obligation under the agreement. The entire cost of approximately $2,000,000 associated with the issuance of these shares is recorded as of August 31, 2002 as an increase to goodwill for the PPM acquisition.

Contract Adjustments and Loss Reserves

The following table presents the additions to and utilization/amortization of the fair value adjustments of acquired contracts (assets and liabilities) and accrued contract loss reserves for both the IT Group and Stone & Webster acquisitions on a combined basis for the periods indicated (in thousands):

                                                                  COST OF
                                 SEPTEMBER 1,    (ASSET) OR       REVENUES       AUGUST 31,
                                     2001        LIABILITY       INCREASE/         2002
Year ended August 31, 2002         BALANCE        INCREASE       (DECREASE)       BALANCE
--------------------------       ------------   ------------    ------------    -----------

Contract (asset) adjustments     $         --   $    (13,839)   $      1,689    $    (12,150)
Contract liability adjustments         43,801         58,094         (32,755)         69,140
Accrued contract loss reserves          6,906          8,240          (3,744)         11,402
                                 ------------   ------------    ------------    ------------
Total                            $     50,707   $     52,495    $    (34,810)   $     68,392
                                 ============   ============    ============    ============

                                 SEPTEMBER 1,                     COST OF         AUGUST 31,
                                     2000        LIABILITY        REVENUES          2001
Year ended August 31, 2001         BALANCE        INCREASE       (DECREASE)       BALANCE
--------------------------       ------------   ------------    ------------    -----------

Contract liability adjustments   $     75,764   $     38,118   $    (70,081)   $     43,801
Accrued contract loss reserves         30,725          5,400        (29,219)          6,906
                                 ------------   ------------   ------------    ------------
Total                            $    106,489   $     43,518   $    (99,300)   $     50,707
                                 ============   ============   ============    ============


                                   JULY 14,                       COST OF       AUGUST 31,
                                    2000          LIABILITY      REVENUES         2000
Year ended August 31, 2000         BALANCE        INCREASE      (DECREASE)       BALANCE
--------------------------       ------------   ------------   ------------    ------------

Contract liability adjustments   $     83,697   $         --   $     (7,933)   $     75,764
Accrued contract loss reserves         36,300             --         (5,575)         30,725
                                 ------------   ------------   ------------    ------------
Total                            $    119,997   $         --   $    (13,508)   $    106,489
                                 ============   ============   ============    ============

The Company previously referred to the fair value of the acquired contract liability adjustments resulting from the Stone & Webster acquisition as gross margin reserves. All increases in the contract adjustments and accrued contract loss reserves in the year ended August 31, 2002 relate to the IT Group acquisition, with the exception of a $780,000 contract loss reserve increase, which reduced earnings in 2002, for a contract assumed in the Stone & Webster acquisition. The increases in the year ended August 31, 2001 relate to Stone & Webster allocation period adjustments. The contract (asset) adjustments are included in other current assets in the accompanying consolidated balance sheets.

NOTE 5--INVENTORIES

The major components of inventories consist of the following (in thousands):

                                                     AUGUST 31,
                    ---------------------------------------------------------------------------
                                    2002                                   2001
                    ------------------------------------   ------------------------------------
                     Weighted                               Weighted
                      Average       FIFO        Total        Average       FIFO         Total
                    ----------   ----------   ----------   ----------   ----------   ----------
Finished Goods      $   33,583   $       --   $   33,583   $   33,126   $       --   $   33,126
Raw Materials            3,144       51,249       54,393        2,380       46,511       48,891
Work In Process            878       10,155       11,033          948        8,190        9,138
                    ----------   ----------   ----------   ----------   ----------   ----------
                    $   37,605   $   61,404   $   99,009   $   36,454   $   54,701   $   91,155
                    ==========   ==========   ==========   ==========   ==========   ==========

NOTE 6--INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company owns 49% of Shaw-Nass Middle East, W.L.L, a joint venture in Bahrain ("Shaw-Nass") which is accounted for on the equity basis. During the years ended August 31, 2002, 2001, and 2000, the Company recognized (losses) /earnings of ($1,152,000), $250,000, and $1,194,000, respectively, from Shaw-Nass. No distributions have been made through August 31, 2002 by Shaw-Nass. At August 31, 2002 and 2001, undistributed earnings of Shaw-Nass included in the consolidated retained earnings of the Company amounted to approximately $1,267,000 and $2,419,000, respectively. As of August 31, 2002 and 2001, the Company's investment in Shaw Nass was approximately $4,938,000 and $6,090,000, respectively, and the Company had outstanding receivables from Shaw-Nass totaling $5,970,000 and $6,178,000, respectively. These receivables relate primarily to inventory and equipment sold and net advances and are recorded as long-term advances to Shaw-Nass. The Company did not make any equity contributions during the fiscal years ended August 31, 2002 and 2001.

During the years ended August 31, 2002, 2001 and 2000, revenues of $66,000, $230,000, and $19,000, were recognized on sales of products from the Company to Shaw-Nass. The Company's 49% share of profit on these sales was eliminated.

In fiscal 2001, the Company and Entergy Corporation ("Entergy") formed EntergyShaw, L.L.C. ("EntergyShaw"), an equally-owned and equally-managed company. EntergyShaw's initial focus was the construction of power plants in North America and Europe for Entergy's wholesale operations; however, during fiscal 2002 Entergy announced that it was significantly reducing the scope of its construction program for its wholesale operations. Under the terms of the arrangement, the Company made an initial investment in Entergy/Shaw of $2,000,000 and has no further capital contribution requirement to EntergyShaw. The Company also offers EntergyShaw a right of first refusal to contract for bundled engineering, procurement, and construction ("EPC") services. This right of first refusal does not apply to project inquiries related to services other than fully bundled EPC projects.

The Company has recognized earnings of $2,855,000, net of tax expense of $1,605,000, for the year ended August 31, 2002 and losses of $566,000 (net of tax benefit of $354,000) for the year ended August 31, 2001 from EntergyShaw. During the year ended August 31, 2002, the Company received a distribution from EntergyShaw of $2,000,000. The Company's revenues from EntergyShaw were approximately $124,000,000 and $17,000,000, respectively, for the years ended August 31, 2002 and 2001. As of August 31, 2002 and 2001, the Company's investment in EntergyShaw was $3,540,000 and $1,080,000, respectively, and it had outstanding trade accounts receivable from EntergyShaw totaling approximately $32,000 and $4,848,000, respectively.

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

The Company invested approximately $3,096,000 to acquire a 49% interest in a new pipe fabrication joint venture in China which was formed in fiscal 2002.

NOTE 7--INVESTMENT IN SECURITIES AVAILABLE FOR SALE

In December 1998, the Company participated in a customer's financing by acquiring $12,500,000 of 15% Senior Secured Notes due December 1, 2003 (the 15% Notes) and preferred stock related thereto issued by the customer for the face value of the Notes. The 15% Notes were originally secured by a first priority security interest in certain assets of the customer's Norco, Louisiana refinery where the Company provided construction services.

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

Since the financing arrangement was related to construction services, the interest income earned from the New Notes and imputed interest costs associated with carrying these notes were included in revenues and costs of revenues, respectively, during the term of the construction contract. As a result, revenues for the years ended August 31, 2001 and 2000 included interest income from these securities of approximately $312,000 and $1,406,000 and imputed interest costs associated with carrying the securities of approximately $381,000 and $1,106,000, respectively, were included in cost of revenues. The interest cost was calculated at the Company's effective borrowing rate, which approximated 9.8% for the three month period ended November 30, 2000, and 7.6% for the twelve months ended August 31, 2000. Subsequent to the completion of the project in the first quarter of fiscal 2001, interest income of $531,000 earned in the remainder of fiscal year 2001 from these securities is included in interest income.

During fiscal 2001, the Company used $7,000,000 of the New Notes to satisfy certain transaction costs related to the acquisition of Stone & Webster.

During the year ended August 31, 2002, the Company determined that its investment in the New Notes had been impaired and wrote-down its investment in these notes by $2,450,000 and reversed interest income in the fourth quarter of 2002 of $550,000 that had been previously recorded in fiscal 2002. The Company has also ceased recognizing income from the New Notes. The Company has classified the New Notes as available for sale and, therefore, the New Notes are measured at fair value. The Company believes the impairment is permanent; therefore, the $ 2,450,000 impairment is included in other expenses on the consolidated statement of income. The Company has recorded the New Notes at an aggregate value of approximately $6,629,000 (after write-down) and $9,079,000 at August 31, 2002 and 2001, respectively.

The Company also had equity securities available for sale aggregating $606,000 and $1,411,000 at August 31, 2002 and 2001, respectively. During the year ended August 31, 2002, the Company recorded impairment losses of $612,000 ($379,000 net of taxes) to net income with respect to these securities. At August 31, 2002 and 2001, the Company also reflected a $205,000 unrealized loss ($126,000, net of taxes) and a $12,000 unrealized loss ($7,000, net of related taxes) on these securities, respectively, as a component of other comprehensive income in stockholders' equity. The unrealized losses recorded in other comprehensive income reflect the Company's view that there had been a temporary decrease in the value of these securities from their historical cost at the respective year end. The Company also reclassified a loss of $942,000 ($576,000, net of related taxes) to net income during the year ended August 31, 2001, due to an impairment loss on securities acquired in the Stone & Webster acquisition.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

Goodwill

Effective September 1, 2001, the Company adopted SFAS No. 141 and No. 142. Therefore, the Company ceased to amortize goodwill in fiscal 2002. For the years ended August 31, 2001 and 2000, goodwill amortization was approximately $17,059,000 and $3,099,000 respectively. Additionally, the Company has determined that its goodwill balances have not been impaired and accordingly, no adjustments have been made to its goodwill balances as a result of the adoption of SFAS No. 142.

 SFAS No. 142 provides that prior year's results should not be restated. The following table presents the Company's comparative operating results for the years ended August 31, 2002, 2001 and 2000 reflecting the exclusion of goodwill amortization expense in fiscal 2001 and in fiscal 2000.

                                                   FOR THE YEARS ENDED AUGUST 31,
                                                  2002         2001         2000
                                               ----------   ----------   ----------
Income before extraordinary items:
   As reported                                 $   98,367   $   61,212   $   30,063
   Goodwill amortization, net of tax effects           --       13,344        1,989
                                               ----------   ----------   ----------
  As adjusted                                  $   98,367   $   74,556   $   32,052
                                               ==========   ==========   ==========

Net income:
   As reported                                 $   98,367   $   60,997   $   29,510
   Goodwill amortization, net of tax effects           --       13,344        1,989
                                               ----------   ----------   ----------
  As adjusted                                  $   98,367   $   74,341   $   31,499
                                               ==========   ==========   ==========

Basic earnings per share:
   Net income as reported                      $     2.41   $     1.52   $     1.00
   Goodwill amortization, net of tax effects           --          .33          .06
                                               ----------   ----------   ----------
  As adjusted                                  $     2.41   $     1.85   $     1.06
                                               ==========   ==========   ==========

Diluted earnings per share:
   Net income as reported                      $     2.26   $     1.46   $      .96
   Goodwill amortization, net of tax effects           --          .32          .06
                                               ----------   ----------   ----------
  As adjusted                                  $     2.26   $     1.78   $     1.02
                                               ==========   ==========   ==========

The following table reflects the changes in the carrying value of goodwill from September 1, 2000 to August 31, 2002. The significant changes in goodwill during 2001 resulted from additional goodwill recorded during the allocation period of the Stone & Webster acquisition, goodwill recognized in connection with the Company's acquisition of SS &S and amortization of goodwill prior to the Company's adoption of FAS 142 discussed above. During 2002, the Company recorded goodwill in connection with its acquisition of the IT Group, a reclassification of goodwill related to Stone & Webster, goodwill recorded in connection with the Company's acquisition of PsyCor and additional consideration paid to PPM which resulted in additional goodwill recognized in this acquisition. Refer to Note 4 of Notes to Consolidated Financial Statements for a more detailed discussion of the recognition of goodwill in connection with these acquisitions.

                                                                       TOTAL
                                                                    ------------
Balance at September 1, 2000                                        $    282,238
Allocation period adjustments, net  - Stone & Webster acquisition         99,649
SS&S Inc acquisition                                                       4,258
Goodwill amortization                                                    (17,059)
Currency translation adjustments                                            (214)
                                                                    ------------
Balance at August 31,2001                                                368,872
IT Group acquisition                                                     113,308
Reclassification related to Stone & Webster                               11,959
PsyCor acquisition                                                         2,041
Additional PPM costs                                                       1,971
Currency translation adjustment                                              853
                                                                    ------------
     Balance at August 31, 2002                                     $    499,004
                                                                    ============

There was no goodwill identified for impairment during 2002 either in connection with the adoption of FAS 142 or during the annual review. The Company did reclassify approximately $72,500,000 of goodwill to the newly created Environmental & Infrastructure segment that was previously recognized in the Company's Integrated EPC segment. See Note 15 of Notes to Consolidated Financial Statements for further discussion of this reclassification between segments.

The goodwill associated with the IT Group and PsyCor acquisitions has been preliminarily calculated as of August 31, 2002. The Company expects to revise these balances during the one year allocation period as the Company has not obtained all necessary appraisals of the property and equipment it purchased nor has it completed all of its other review and valuation procedures of the assets acquired and the liabilities assumed.

Amortizable Intangibles

At August 31, 2002 and 2001, the Company's only significant amortizable intangible assets, other than construction contract adjustments, was its proprietary ethylene technology acquired in the Stone & Webster transaction, which is being amortized over 15 years on a straight line basis. The Company is still evaluating a customer relationship intangible and patents acquired in the IT Group acquisition. The gross carrying values and accumulated amortization of the ethylene technology for the years ended August 31, 2002 and 2001 is presented below (in thousands).

                                       ETHYLENE         ETHYLENE
                                      TECHNOLOGY-      TECHNOLOGY-
                                    GROSS CARRYING     ACCUMULATED
                                        AMOUNT        AMORTIZATION
                                   ---------------    ------------

September 1, 2000 balance           $     50,000      $         --
    Allocation period adjustment         (21,400)               --
    Annual amortization                       --            (1,906)
                                    ------------      ------------
August 31, 2001 balance                   28,600            (1,906)
    Annual amortization                       --            (1,906)
                                    ------------      ------------
August 31, 2002 balance             $     28,600      $     (3,812)
                                    ============      ============

The annual amortization for the Company's intangible assets not associated with contract acquisition adjustments for the next five years is $1,906,000 related to the ethylene technology.

NOTE 9--LONG-TERM DEBT

Long-term debt consisted of (dollars in thousands):                                      AUGUST 31,
                                                                                  ------------------------
                                                                                     2002          2001
                                                                                  ----------    ----------

Convertible Liquid Yield Option (TM) Notes, unsecured, zero coupon, 2.25%
   interest, due May 1, 2021, with early repurchase options by the holder         $  520,291    $  508,780

 Note payable secured by real estate; interest payable monthly at LIBOR, plus
   2.25%; monthly payments of $11, through March 2003; secured by
   real estate with a book value of $4,900 at August 31, 2002                          2,051            --

Note payable to a bank; interest payable quarterly at 7.23%; quarterly payments of $52 through April 2005; secured by equipment with an
   approximate net book value of $195 as of August 31, 2002                              513           677

Note payable to a former employee relating to a non-competition agreement;
   interest payable monthly at 7.125%; monthly payments of $21 until April
   2004; unsecured; see Note 18 - Related Party Transactions                             392           605

Note payable to shareholders of an acquired business, due 2003, secured by
   letter of surety                                                                      330            --

Note payable to a finance company; interest payable monthly at 6.15%; monthly
   payments of $311, through January 2002; unsecured                                      --         1,530

Other notes payable; interest rates ranging from 0% to 7.0%; payable in monthly installments based on amortization over the respective note lives;
   maturing through 2009                                                                 715           457
                                                                                  ----------    ----------

Total debt                                                                           524,292       512,049
Less:  current maturities                                                             (3,102)       (2,365)
                                                                                  ----------    ----------
Total long-term portion of debt                                                   $  521,190    $  509,684
                                                                                  ==========    ==========

Annual maturities of long-term debt during each year ending August 31 are as follows (in thousands):

                                          TOTAL
                                      ------------
2003                                  $      3,102
2004                                       520,979
2005                                           167
2006                                            11
2007                                            11
Thereafter                                      22
                                      ------------
Total                                 $    524,292
                                      ============

Effective May 1, 2001, the Company issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The securities are a senior unsecured obligation of the Company and are convertible into the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain factors as defined in the agreement including but not limited to dividends or distributions payable on Common Stock, but will not be adjusted for accrued original issue discount. The Company realized net proceeds, after expenses, from the issuance of these securities of approximately $490,000,000. The Company used these proceeds to retire outstanding indebtedness and for general corporate purposes, including investment in AAA rated, short-term marketable securities held until maturity and cash equivalents.

The holders of the debt have the right to require the Company to repurchase the debt on May 1, 2004, May 1, 2006, May 1, 2011, and May 1, 2016 at the then accreted value. The debt is reflected in the preceding maturity table as maturing at the first repurchase date. The Company has the right to fund such repurchases with shares of its Common Stock, (at the current market value), cash, or a combination of Common Stock and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the accreted value, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the accreted value, through cash payments, at any time after May 1, 2006.

The estimated fair value of long-term debt as of August 31, 2002 and 2001 was approximately $413,000,000 and $422,000,000, respectively. The fair value of the convertible debt as of August 31, 2002 and 2001 was based on recent sales of such debt as of August 31, 2002 and 2001. The fair value of the Company's other long-term debt at August 31, 2002 and 2001 was based on borrowing rates currently available to the Company for notes with similar terms and average maturities.

During fiscal years 2002, 2001 and 2000, the Company recognized, as interest expense, $9,079,000, $5,515,000, and $1,004,000, respectively, costs associated with the amortization of financing fees that were incurred with respect to issuance of the Company's LYONs and Credit Facility. The LYONs costs are being amortized to the first repurchase date of the debt, May 1, 2004. As of August 31, 2002 and 2001, unamortized deferred financing fees of the Company's LYONs debt and Credit Facility were approximately $12,103,000 and $20,923,000, respectively.

NOTE 10--REVOLVING LINES OF CREDIT

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit Facility to $350,000,000 from $300,000,000 and to eliminate the previous $150,000,000 limit on letters of credit. The Company also has the option to further increase the Credit Facility under existing terms to $400,000,000, if certain conditions are satisfied, including the successful solicitation of additional lenders or increased participation of existing lenders. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock in the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25,000,000 aggregate limit on the amount of the Company's Common Stock repurchases and/or LYONs repurchases made subsequent to February 28, 2002, without prior consent. Subsequent consent was provided to allow the Company to complete in October 2002 the $100,000,000 Common Stock repurchase program which was authorized by the Company's Board of Directors in September 2001(see Note 2 of Notes to Consolidated Financial Statements). As of August 31, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At August 31, 2002 and 2001, letters of credit of approximately $183,800,000 and $ 61,500,000, respectively, were outstanding and no revolving credit loans were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at August 31, 2002 and 2001 was approximately $166,200,000 and $238,500,000, respectively. At August 31, 2002, the interest rate on this line of credit was either 4.75% (if the prime rate index had been chosen) or 3.32% (if the LIBOR rate index had been chosen). At August 31, 2001, the interest rate on this line of credit was either 6.5% (if the prime rate index had been chosen) or 5.26% (if the LIBOR rate index had been chosen).

As of August 31, 2002 and 2001, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $15,500,000 and $16,200,000, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $1,050,000 and $3,900,000, respectively, at a weighted average interest rate of approximately 5.0% and 6.0%, respectively, at August 31, 2002 and 2001.

NOTE 11--INCOME TAXES

The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                                      AUGUST 31,
                                                             ----------------------------
                                                                 2002            2001
                                                             ------------    ------------
Assets:
   Contract adjustments and accrued contract loss reserves   $     26,610    $     20,868
   Deferred revenue                                                20,621              --
   Receivables                                                     14,690           6,442
   Net operating loss and tax credit carry forwards                16,097          26,853
   Other expenses not currently deductible                          4,715           6,613
   Accrued severance                                                3,206             205
   Tax basis of inventory in excess of book basis                     279             125
   Less:  valuation allowance                                      (1,034)             --
                                                             ------------    ------------
       Total assets                                                85,184          61,106

Liabilities:
   Property, plant and equipment                                  (20,337)         (7,736)
   Employee benefits and other expenses                            (6,396)         (7,266)
                                                             ------------    ------------
       Total liabilities                                          (26,733)        (15,002)
                                                             ------------    ------------
Net deferred tax assets                                      $     58,451    $     46,104
                                                             ============    ============

Income (loss) before provision for income taxes for the years ended August 31 was as follows (in thousands):

                                    2002           2001            2000
                                ------------   ------------    ------------
Domestic                        $    143,545   $    104,361    $     45,532
Foreign                                7,467         (4,467)             16
                                ------------   ------------    ------------
Total                           $    151,012   $     99,894    $     45,548
                                ============   ============    ============

The provision for income taxes for the years ended August 31 was as follows (in thousands):

                                     2002           2001           2000
                                ------------   ------------   ------------
Current - federal               $         --   $         --   $     13,549
Deferred                              48,093         36,863          1,805
State                                  6,255          1,503          1,005
                                ------------   ------------   ------------
Total                           $     54,348   $     38,366   $     16,359
                                ============   ============   ============

The Company paid no federal income taxes in the years ended August 31, 2001 and 2002 primarily because of the utilization of operating losses resulting from the Stone & Webster acquisition.

A reconciliation of Federal statutory and effective income tax rates for the years ended August 31 was as follows:

                                           2002       2001       2000
                                          ------     ------     ------

Statutory rate                                35%        35%        35%
State taxes provided                           4         (1)         2
Foreign income taxed at different rates       (2)        (3)        (3)
Non-deductible goodwill                       --          7         --
R&D credits                                   (2)        --          2
Other                                          1         --         --
                                          ------     ------     ------
                                              36%        38%        36%
                                          ======     ======     ======

As of August 31, 2002 for Federal income tax return purposes, the Company had approximately $25,000,000 of U.S. net operating loss carryforwards available to offset future taxable income and approximately $4,600,000 of research and development credits available to offset future tax. The loss carryforwards , which resulted from the acquisition of the IT Group (see Note 4 to Notes to Consolidated Financial Statements) expire beginning in 2017 through 2021 and the credits expire beginning in 2007 through 2008. As of August 31, 2002 , the Company's United Kingdom ("U.K.") and Australian operations had net operating loss carryforwards of approximately $624,000 and $3,110,000, respectively, which can be used to reduce future taxable income in those countries. SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that future reversals of existing taxable differences and future taxable income should be sufficient to realize all of the Company's deferred tax assets, with the exception of a portion of the Australian net operating loss carryforward; therefore, a valuation allowance of $1,034,000 has been established against the related deferred tax benefit for that portion of the Australian net operating losses that the Company believes will probably not be realized.

Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $12,600,000 at August 31, 2002. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

NOTE 12--COMMON STOCK

The Company has one class of Common Stock. Each outstanding share of Common Stock, which has been held for four consecutive years without an intervening change in beneficial ownership, entitles its holder to five votes on each matter properly submitted to the Company's shareholders for their vote, waiver, release or other action. Each outstanding share of Common Stock that has been held for less than four consecutive years entitles its holder to only one vote.

On July 31, 2001, the Company distributed a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's Common Stock outstanding on that date. The Rights, which expire on July 9, 2011, will not prevent a takeover, but are designed to deter coercive or unfair takeover tactics, and are, therefore, intended to enable all Company shareholders to realize the long-term value of their investment in the Company. It is anticipated that the Rights will encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

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

NOTE 13--LEASES

Capital leases

The Company leases furniture and fixtures (which includes computer hardware and software) under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are depreciated using the straight-line method, except for certain software that is depreciated using the double declining balance method, over either the estimated useful lives of the assets or the lease terms, and interest expense is accrued on the basis of the outstanding lease obligations.

Assets acquired under capital leases - net of accumulated amortization are as follows (in thousands):

                                                  AUGUST 31,
                                          ------------------------
                                             2002          2001
                                          ----------    ----------

Transportation equipment                          --            61
Furniture and fixtures                         6,372         1,366
Machinery and equipment                           --           127
Construction in progress                          --         6,251
                                          ----------    ----------
                                               6,372         7,805
Less accumulated depreciation                 (1,222)         (744)
                                          ----------    ----------
                                               5,150         7,061
                                          ==========    ==========

The following is a summary of future obligations under capital leases (in thousands).

                                                                MINIMUM
For the year ending August 31:                              LEASE PAYMENTS
                                                            --------------
2003                                                               2,431
2004                                                               1,001
2005                                                                  --
2006                                                                  --
2007 and thereafter                                                   --
                                                                --------
Total payments                                                     3,432
Less: amount representing interest                                  (275)
                                                                --------
  Total debt                                                       3,157
Less: current portion                                             (2,200)
                                                                --------
Total long-term portion of debt                                      957
                                                                ========

Operating Leases

The Company leases certain offices, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases that were in effect as of August 31, 2002 require the Company to make the following (estimated future minimum lease payments:

For the year ending August 31 (in thousands):
   2003                                                              57,895
   2004                                                              52,774
   2005                                                              44,593
   2006                                                              37,767
   2007                                                              31,228
   2008 and thereafter                                               42,215
                                                                 ----------
Total future minimum lease payments                                 266,472
                                                                 ==========

The Company also enters into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2002 are not included as part of total minimum lease payments.

The total rental expense for the fiscal years ended August 31, 2002, 2001, and 2000 was approximately $56,000,000, $36,000,000, and $17,000,000, respectively.

NOTE 14--CONTINGENCIES

Contingencies Associated with Domestic Power Market EPC Projects

In fiscal 2002 and 2001 the Company entered into several significant EPC contracts for new domestic gas-fired combined cycle power plants. During fiscal 2002 and 2001, the Company recognized revenues of approximately $1,500,000,000 and $250,000,000, respectively, related to these contracts. The Company's customers for these power plants are major utility companies and IPPs, several of which where wholly or partially owned subsidiaries of major utilities. In fiscal 2002, demand for new capacity in the domestic power market significantly decreased, resulting in, among other things, financial distress among many participants in the domestic power markets, particularly the IPPs. Although at the time the Company entered into these contracts, all of these customers had investment grade credit ratings, during 2002, all of the Company's IPP customers received downgrades to their credit ratings, which are now considered to be below investment grade. The condition of the national power market, these downgrades and other factors resulted in three projects being canceled or suspended. For one of these projects, Pike, discussed further below, the Company was notified by the customer of their intention to not make a scheduled milestone payment on its required due date.

In addition, under the terms of one contract with an IPP, the customer, at its option, can pay a portion of the contract price in subordinated notes or cash. The Company believes that the amount payable in subordinated notes will not exceed $27,000,000 under the terms of the contract. If elected by the customer, the subordinated notes would bear interest at prime plus 4% and mature in October 2009. However, if any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible at the option of the Company into a 49.9% equity interest in the related project. The payments that could be made with these notes would be due in the first half of fiscal 2003 and final acceptance of the project is expected in the first half of calendar 2003.

The Pike Project

During the fourth quarter of 2002, one of the Company's customers, LSP-Pike Energy, LLC ("Pike") notified the Company of its intention to not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which is wholly-owned by Xcel Energy, Inc. ("Xcel"). In accordance with the terms of the contract, on September 4, 2002, the Company notified the customer it was in breach of the terms of the contract for nonpayment and, therefore, the contract was terminated. No amounts are included in backlog at August 31, 2002 related to the Pike project.

Prior to the contract termination, the Company had executed commitments/agreements to purchase equipment for the project and had also entered into agreements with subcontractors to perform work on the project. Certain of these commitments and agreements contain cancellation clauses and related payment or settlement provisions. The Company has entered into discussions with its vendors and subcontractors to determine the final amounts owed based on the termination of the Company's contract. The Company believes pursuant to the terms of the contract with Pike that the Company has retained ownership of a significant amount of this equipment and other pieces of equipment that were to be installed on the project. Under the terms of the original contract between the Company and Pike, Pike is obligated to reimburse the Company for all of the costs incurred by the Company whether before or after the termination and a fee for the work performed prior to the termination. The Company believes that it is owed approximately $120,000,000 in costs and fees over the amounts already paid under the contract.

The Company is actively pursuing alternatives to collect all amounts it is owed under the Pike contract. On October 18, 2002, the Company filed an involuntary petition for liquidation of Pike, under Chapter 7 of the U.S. Bankruptcy Code to protect its rights, claims, and security interests in and to the assets of Pike. The Company also filed suit against NRG and Xcel, along with certain of their officers to collect amounts due, damages, and costs. In addition to the legal proceedings, the Company will continue to pursue discussions with Pike, NRG, Xcel and their lenders in an effort to resolve collection of the amounts owed.

The Company believes it will ultimately recover the costs it incurred and will incur under the terms of the contract and the profit it has recognized through August 31, 2002 on the project. The Company will not recognize any additional profit it is owed under this contract until it is probable it will collect that additional amount.

Although the Company expects to recover amounts owed to it (including final vendor and subcontractor settlements), it is also reasonably possible that the Company will not recover all of its costs and profit recognized through August 31, 2002, on the project; particularly if the customer's financial situation continues to deteriorate and if the equipment in the possession of the Company cannot be used on another similar project or liquidated by the Company to recover all or a portion of the amount owed. The amount, if any, that may not be recoverable is dependent upon the final amounts to be expended by the Company related to the project, the amount to be realized upon disposition of the equipment related to the project and the financial wherewithal of the customer in the future, which is dependent upon its ability to restructure and/or reach agreement with its creditors or to obtain additional funding from its parent company.

The Company has, in connection with its evaluation of the Pike project, estimated that (i) it has or will incur costs of approximately $75,000,000 to $80,000,000 over the amounts that have been previously collected from Pike and
(ii) equipment that was to be installed on the project could be liquidated for approximately $40,000,000 to $60,000,000. Although the Company does not believe a loss has been incurred as of August 31, 2002, based on these estimates, if the Company is unable to collect additional amounts from its customer (or its affiliates), the Company's potential future loss on the Pike project could range from $15,000,000 to $40,000,000.

Any potential loss on the project will be recognized (charged to earnings) in the period when it is determined that a loss is likely to occur and a loss amount can be reasonably estimated.

The Covert & Harquahala Projects

On October 10, 2002, the parent company, PG&E Corp. ("PG&E") of a customer, PG&E National Energy Group, Inc. ("NEG") announced that it had notified its lenders that it did not intend to make further equity contributions as required under the credit facility to fund two projects, Covert and Harquahala, currently in progress on which the Company is the contractor. At August 31, 2002, the Company has included in backlog estimated revenue of approximately $372,000,000 from these projects. As of November 1, 2002, the Company continues working on the projects under the contract terms. However, the Company cannot guarantee that these projects will be completed. The continuation of the projects is dependent upon whether (i) the lenders will elect to continue to fund the project without additional equity contributions from the customer, (ii) the lenders will exercise their right to take ownership of the projects or (iii) if the contracts will be suspended or cancelled by the customer or the lenders.

If the lenders exercise their rights to take ownership of the projects and complete them, the EPC portion of the contracts would be a fixed-price contract with the lenders. Although the "target price" components of the original contracts would still be enforceable against NEG, the Company may not be able to seek collection from the lenders for these components of the original contracts. Based on the Company's current estimate of costs to complete the project, there would be no material impact of this change. However, given the uncertainty of collecting additional amounts from NEG, if the actual costs to complete the projects exceed the estimated costs at this time, the Company would be assuming higher risk under this fixed-price contract and could be susceptible to losses on these projects.

If the contracts were ultimately terminated, the Company would be obligated under related commitments to complete the payment for various pieces of equipment procured for the projects and obligations to subcontractors for work performed on the projects. Under the terms of the contracts, if the contracts are terminated or suspended, the customer would be obligated to reimburse the Company for the costs incurred by the Company and a fee for the work performed. Although no assurances can be made, the Company believes that it would be able to recover any amounts owed to it under the contracts through collection from the customer, its parent, and/or the lenders. In addition, the Company believes that it has first lien rights, superior to the primary lenders, on the partially completed projects. The projects are each over 70% complete at an estimated total cost at completion of over $600,000,000 each.

Although the Company believes its lien rights will ultimately provide sufficient security to ensure full payment for any amounts due if the customer is unable to pay, the Company estimates that it has exposure, which includes costs incurred and committed over amounts collected and gross margin recorded on the two projects, of approximately $50,000,000 to $60,000,000 million as of November 1, 2002. This amount will fluctuate as construction progresses. The Company estimates that its maximum exposure in the future, which is dependent upon the timing of additional costs incurred on the projects and the timing of the receipt of milestone billings, is approximately $70,000,000 to $80,000,000.

On October 25, 2002 the Company received approximately $31,000,000 from the lenders on these projects in payments for invoices due that date. As of November 1, 2002 the Company has been paid for all amounts currently due. Although no assurances can be made, the Company believes that it will recover all amounts owed to it under these contracts through collection from the customer or its lenders. It is reasonably possible however, that the Company may not collect all future amounts owed to it under this project which could have an adverse effect on operating results in the period when the uncollectable amounts would be recognized.

Liabilities Related to Contracts

The Company's contracts often contain provisions relating to matters such as:
(i) warranty, requiring achievement of acceptance and performance testing levels, (ii) liquidated damages, if the project does not meet predetermined completion dates, and (iii) penalties, for failure to meet other cost or performance measures. The Company typically attempts to limit its exposure under these penalty provisions or liquidated damage claims to the fee it is to receive related to the work; however, in certain instances it can be exposed to more than the fee or profit earned under the terms of the contract.

In addition, in connection with the acquisitions of the IT Group and Stone & Webster, the Company assumed certain contracts in progress that contained warranty provisions applicable to work performed prior to the Company's assumption of the contracts. While the Company believes that most of the contracts assumed in those acquisitions will not result in a significant exposure related to warranty claims, four contracts were identified for which the warranty claims made by the customers may result in significant additional work and/or payments. The Company estimated that its liability for those four projects was $14,500,000, which was recorded as a liability at the acquisition date. During the year ended August 31, 2002, the Company made payments and performed work of $2,695,000 on these four projects related to this warranty exposure and reduced the liability by an additional $3,697,000 based on reductions in the estimated warranty claim exposure and successful resolution of these warranty claims. The Company believes its outstanding warranty exposure on these four projects will not exceed the remaining recorded liability of $8,108,000, although the final amounts may differ from the recorded liability.

The Company also assumed two contracts under which Stone & Webster was contractually obligated to pay a significant amount of liquidated damages or for which the scheduled project completion date was beyond the completion date agreed to with the customer. The Company included in total estimated contract costs on these two contracts approximately $24,600,000 related to estimated liquidated damage payments at the acquisition date. During the year ended August 31, 2002, based on the timing of estimated completion of one of the projects and the status of negotiations with the customer, the Company reduced total estimated costs for liquidated damages by approximately $10,200,000. The Company believes that it will settle its estimated remaining exposure for liquidated damages on these two projects for the $14,400,000 it has outstanding in total estimated costs to complete these projects. Based on its latest job status review, the Company does not believe that there are any other contracts that will require the Company to pay a material amount of liquidated damages. However, the ultimate amount to be paid on these two projects and on other contracts with liquidated damages provisions will vary depending upon the actual completion dates compared to the currently scheduled completion dates and final negotiations with the customers.

Other Matters

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

The Company maintains liability and property insurance against various risks in such amounts as it considers necessary or adequate in the circumstances. However, certain risks are either not insurable or insurance is available at rates which are considered uneconomical.

In the normal course of its business, the Company becomes involved in various litigation matters including, claims by third parties for alleged property damages, personal injuries, and other matters. The Company has estimated its potential exposure, net of insurance coverage, and has recorded reserves in its financial statements as appropriate. The Company does not anticipate that the differences between its estimated outcome of these claims and future actual settlements could have a material effect on the Company's financial position or results of operations. (See Note 4 of Notes to Consolidated Financial Statements with respect to certain contingencies relating to the IT Group and Stone & Webster acquisitions.)

NOTE 15--BUSINESS SEGMENTS, OPERATIONS BY GEOGRAPHIC REGION AND MAJOR CUSTOMERS

Business Segments

The Company has aggregated its business activities into three operating segments: the Integrated EPC Services segment, the Environmental & Infrastructure segment and the Manufacturing and Distribution segment. These segments are unique in technology, services and customer class. Inter-segment revenues are eliminated in consolidation.

The Integrated EPC Services segment is a vertically integrated provider of comprehensive engineering, procurement, construction and piping systems services to the power generation and process industries. These services include engineering and design, construction, procurement, piping systems fabrication, maintenance and consulting.

As a result of the IT Group acquisition, the Company formed the Environmental & Infrastructure segment that provides environmental consulting, engineering, construction, remediation and facilities management services (primarily for government and military facilities). Revenues from environmental and infrastructure operations and related expense items that had previously been reported in the Integrated EPC Services segment for the years ended August 31, 2001 and 2000 (as well as for the periods in fiscal 2002, prior to the IT Group acquisition) have been estimated and reclassified to the Environmental & Infrastructure segment in the table below. Amounts related to environmental and infrastructure operations previously reported in the Integrated EPC services segment have also been estimated and reclassified to the Environmental & Infrastructure segment in the table below. In addition, goodwill of approximately $70,117,000 was allocated to the Environmental & Infrastructure segment during 2002, goodwill of $113,308,000 was recorded in connection with the IT Group acquisition and $2,400,000 of the Stone & Webster reclassification was allocated to the Environmental & Infrastructure segment. It was not practical to develop this information for fixed asset and long- lived asset purchases.

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

Business Segment Data

The following table presents information about segment profit and assets (in thousands):

                                             INTEGRATED     ENVIRONMENTAL  MANUFACTURING
                                                EPC                &           AND
                                              SERVICES     INFRASTRUCTURE  DISTRIBUTION     CORPORATE         TOTAL
                                            ------------   --------------  -------------   ------------    ------------

FISCAL 2002
Revenues from external customers            $  2,610,170    $    489,783   $     70,743    $         --    $  3,170,696
Intersegment revenues                              8,215             274         15,647              --          24,136
Corporate overhead allocations                    42,569           7,124          2,991         (52,684)             --
Interest income                                    1,961             132             --           9,425          11,518
Interest expense                                   1,288             272             --          21,468          23,028
Depreciation and amortization                     15,135           2,672          2,231           8,560          28,598
Earnings (loss) from unconsolidated
entity                                            (1,152)             --             --           2,855           1,703
Income tax expense                                42,434          12,211          3,839          (4,136)         54,348
Net income                                        74,332          21,708          6,825          (4,498)         98,367
Goodwill                                         313,179         185,825             --              --         499,004
Total assets                                   1,076,809         701,013         72,447         453,931       2,304,200
Investment in and advances to equity
    method investees (excluding EPC
    joint ventures)                               14,856              --             --           4,618          19,474
Purchases of property and equipment               14,476           4,276            503          54,691          73,946
Other increases in long-lived assets, net          6,379              --             --           8,506          14,885

FISCAL 2001
Revenues from external customers            $  1,276,660    $    186,216   $     76,056    $         --    $  1,538,932
Intersegment revenues                              2,139              --         18,259              --          20,398
Corporate overhead allocations                    21,898           4,783          4,399         (31,080)             --
Interest income                                    1,758              --             --           6,988           8,746
Interest expense                                      --              --             --          15,680          15,680
Depreciation and amortization                     30,492           4,262          2,183           2,803          39,740
Earnings (loss)from unconsolidated                   250              --             --            (566)           (316)
entity                                                --
Income tax expense                                34,089           5,992          2,947          (4,662)         38,366
Net income                                        54,546           9,571          5,687          (8,807)         60,997
Goodwill                                         298,755          70,117             --              --         368,872
Total assets                                     966,600         128,362         55,149         551,743       1,701,854
Investment in and advances to equity
    method investees (excluding EPC
    joint ventures)                               13,137              --             --           2,141          15,278
Purchases of property and equipment                9,882              --            934          27,305          38,121
Other increases in long-lived assets,                 --              --             --          15,984          15,984
net                                                   --

FISCAL 2000
Revenues from external customers            $    681,818    $     19,882   $     60,955    $         --    $    762,655
Intersegment revenues                                 23              --         15,343              --          15,366
Corporate overhead allocations                    20,360              --          4,244         (24,604)             --
Interest income                                      185              --             --             497             682
Interest expense                                     203              --             --           7,800           8,003
Depreciation and amortization                     12,600             754          2,192           1,262          16,808
Earnings from unconsolidated entity                1,194              --             --              --           1,194
Income tax expense                                12,096             637          1,230           2,396          16,359
Net income                                        21,623           1,137          2,361           4,389          29,510
Goodwill                                         212,121          70,117             --              --         282,238
Total assets                                   1,065,334         144,458         64,612          60,679       1,335,083
Investment in and advances to equity
    method investees (excluding EPC
    joint ventures)                               10,655              --             --           1,056          11,711
Purchases of property and equipment               11,383              --            737           8,499          20,619
Other increases in long-lived assets, net             --              --            288          10,950          11,238

Operations by Geographic Region

The following tables present geographic revenues and long-lived assets (in thousands):

                                            FOR THE YEARS ENDED AUGUST 31,
                                     ------------------------------------------
                                         2002           2001           2000
                                     ------------   ------------   ------------
REVENUES:
  United States                      $  2,756,332   $  1,210,366   $    586,406
  Canada and other North America          108,186         79,347          6,507
  China                                    90,243         41,767         11,436
  Other Asia/Pacific Rim countries         58,099         75,368         39,546
  United Kingdom                           88,782         71,598         63,886
  Other European countries                 14,930         14,799          1,288
  South America                            27,839         23,071         29,788
  Middle East                              10,764          3,039          4,382
  Other                                    15,521         19,577         19,416
                                     ------------   ------------   ------------
                                     $  3,170,696   $  1,538,932   $    762,655
                                     ============   ============   ============

                                                      AUGUST 31,
                                      ------------------------------------------
                                          2002           2001           2000
                                      ------------   ------------   ------------
LONG-LIVED ASSETS:
  United States                       $    773,835   $    520,889   $    459,195
  United Kingdom                            29,274         33,791         38,778
  Other foreign countries                   37,631         32,809         25,946
                                      ------------   ------------   ------------
                                      $    840,740   $    587,489   $    523,919
                                      ============   ============   ============

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, such as deferred income taxes and securities available for sale.

Information about Major Customers

The Company's customers are principally major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers. For the year ended August 31, 2002 revenues from one customer totaled approximately $676,000,000 or 21% of the Company's revenues. For the year ended August 31, 2002 and 2001, revenues from U.S. Government agencies or entities owned by the U.S. Government totaled approximately $363,000,000 (11% of revenues) and $183,000,000 (12% of revenues), respectively. For the year ended August 31, 2000, revenues from two different non-U.S. Government customers totaled $85,000,000 (11% of revenues ) and $83,400,000 (11% of revenues ).

Export Revenues

For the years ended August 31, 2002, 2001, and 2000, the Company has included as part of its international revenues approximately $215,000,000, $167,000,000, and $49,000,000, respectively, of exports from its domestic facilities.

NOTE 16--EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.

                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                                  -------------------------------------------
                                                                      2002           2001            2000
                                                                  ------------   ------------    ------------
BASIC:
Income available to common shareholders before
  extraordinary item and cumulative effect of change
  in accounting principle                                         $     98,367   $     61,212    $     30,383
Extraordinary item, net of taxes                                            --           (215)           (553)
Cumulative effect on prior years of change in accounting
principle                                                                   --             --            (320)
                                                                  ------------   ------------    ------------
Net income for basic computation                                  $     98,367   $     60,997    $     29,510
                                                                  ============   ============    ============

Weighted average common shares (basic)                                  40,834         40,127          29,636
                                                                  ============   ============    ============

Basic earnings per common share
Income available to common shareholders before
  extraordinary item and cumulative effect of change
  in accounting principle                                         $       2.41   $       1.53    $       1.03
Extraordinary item, net of taxes                                            --          (0.01)          (0.02)
Cumulative effect on prior years of change in accounting
principle                                                                   --             --           (0.01)
                                                                  ------------   ------------    ------------
Net income for basic computation                                  $       2.41   $       1.52    $       1.00
                                                                  ============   ============    ============

DILUTIVE:
Income available to common shareholders before
  extraordinary item and cumulative effect of change
  in accounting principle                                         $     98,367   $     61,212    $     30,383
Interest on convertible debt, net of taxes                              10,697             --              --
                                                                  ------------   ------------    ------------
Income for diluted computation                                         109,064         61,212          30,383
Extraordinary item, net of taxes                                            --           (215)           (553)
Cumulative effect on prior years of change in accounting
principle                                                                   --             --            (320)
                                                                  ------------   ------------    ------------
Net income for dilutive computation                               $    109,064   $     60,997    $     29,510
                                                                  ============   ============    ============

Weighted average common shares (basic)                                  40,834         40,127          29,636
Effect of dilutive securities:
Convertible debt                                                         6,556             --              --
Stock options                                                              848          1,595           1,002
Escrow shares                                                               --            106             133
                                                                  ------------   ------------    ------------
Adjusted weighted average common shares and assumed conversions         48,238         41,828          30,771
                                                                  ============   ============    ============

Diluted earnings per common share
Income available to common shareholders before
  extraordinary item and cumulative effect of change
   in accounting principle                                        $       2.26   $       1.46    $       0.99
Extraordinary item, net of taxes                                            --             --           (0.02)
Cumulative effect on prior years of change in  accounting
principle                                                                   --             --           (0.01)
                                                                  ------------   ------------    ------------
Net income for dilutive computation                               $       2.26   $       1.46    $       0.96
                                                                  ============   ============    ============

The Company had approximately 142,000, 7,500, and 12,000, of stock options at August 31, 2002, 2001, and 2000, respectively, which were excluded from the calculation of diluted income per share because they were antidilutive. Additionally, at August 31, 2001, approximately 2,209,000 incremental shares related to convertible debt were excluded from the calculation of diluted income per share because they were antidilutive.

NOTE 17--EMPLOYEE BENEFIT PLANS

The Company has a 1993 Employee Stock Option Plan ("1993 Plan") under which both qualified and non-qualified options and restricted stock may be granted. As of August 31, 2002, approximately 3,844,000 shares of Common Stock were authorized for issuance under the 1993 Plan. The 1993 Plan is administered by a committee of the Board of Directors (the "Board"), which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. Generally, the exercise price of any option granted under the 1993 Plan cannot be less than 100% of the fair market value of the Company's Common Stock on the date of grant and its duration cannot exceed 10 years. Both qualified options and non-qualified options have been granted under the 1993 Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares. At August 31, 2002, there were no restricted shares of stock.

In conjunction with the Stone & Webster acquisition (see Note 4 of Notes to Consolidated Financial Statements), the Company established the Stone & Webster Acquisition Stock Option Plan ("Stone & Webster Plan"). The purpose of this plan was to award options to Company employees who were not officers of the Company, as defined in the plan documents, and who were either (a) employed by the Company as a result of the Stone & Webster acquisition or (b) instrumental to the Stone & Webster acquisition. At August 31, 2002, 1,071,000 shares of Common Stock were authorized for issuance under this plan. The Stone & Webster Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Stone & Webster Plan cannot be less than 100% of the fair market value of the Company's Common Stock on the date of grant and its duration cannot exceed 10 years. Only non-qualified options have been granted under the Stone & Webster Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

During fiscal 2001, the Company established the 2001 Employee Incentive Compensation Plan ("2001 Plan") under which both qualified and non-qualified stock options, stock appreciation rights, performance shares and restricted stock may be granted. As of August 31, 2002, approximately 2,000,000 shares of Common Stock were authorized for issuance under the 2001 Plan. The 2001 Plan is administered by a committee of the Board, which selects persons eligible to receive awards and determines the number of shares subject to each award, and terms, conditions, performance measures, and other provisions of the award. The exercise price of any option granted under the 2001 Plan cannot be less than 100% of the fair market value of the Company's Common Stock on the date of grant and its duration cannot exceed 10 years. Both qualified options and non-qualified options have been granted under the 2001 Plan. The options awarded under the 2001 Plan vest in 25% annual increments beginning one year from the date of award.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," provides that companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to recognize no compensation cost upon issuance of a grant if certain requirements are met (as provided for in APB 25). The Company accounts for its stock-based compensation under APB 25. However, pro-forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are presented below.

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the proforma amounts below:

                                                                                    FOR THE YEARS ENDED AUGUST 31,
                                                                          ------------------------------------------------
                                                                               2002             2001             2000
                                                                          --------------   --------------   --------------
Net income before extraordinary item and cumulative effect of change in accounting principle (in thousands):
     As reported                                                          $       98,367   $       61,212   $       30,383
                                                                          ==============   ==============   ==============
     Proforma                                                             $       93,295   $       57,396   $       29,491
                                                                          ==============   ==============   ==============

Basic earnings per share before extraordinary item and cumulative effect of change in accounting principle:
     As reported                                                          $         2.41   $         1.53   $         1.03
                                                                          ==============   ==============   ==============
     Proforma                                                             $         2.28   $         1.43   $         1.00
                                                                          ==============   ==============   ==============

Diluted earnings per share before extraordinary item and cumulative effect of change in accounting principle:
     As reported                                                          $         2.26   $         1.46   $         0.99
                                                                          ==============   ==============   ==============
     Proforma                                                             $         2.16   $         1.37   $         0.96
                                                                          ==============   ==============   ==============


The following table summarizes the activity in the Company's stock option plans:

                                                             WEIGHTED
                                                              AVERAGE
                                               SHARES      EXERCISE PRICE
                                            ------------   --------------

Outstanding at August 31, 1999                 2,515,500    $      4.527
      Granted                                  2,116,000    $     20.722
      Exercised                                 (580,764)   $      3.884
      Canceled                                   (65,000)   $      4.188
                                            ------------    ------------
Outstanding at August 31, 2000                 3,985,736    $     13.198
      Granted                                    115,000    $     36.904
      Exercised                                 (606,863)   $      5.389
      Canceled                                  (282,500)   $     13.186
                                            ------------    ------------
Outstanding at August 31, 2001                 3,211,373    $     15.503
      Granted                                    845,000    $     26.283
      Exercised                                 (235,190)   $      9.611
      Canceled                                   (21,750)   $     21.816
                                            ------------    ------------
Outstanding at August 31, 2002                 3,799,433    $     18.226
                                            ============    ============
Exercisable at August 31, 2002                 1,505,184    $     15.002
                                            ============    ============

As of August 31, 2002, 2001, and 2000, the number of shares relating to options exercisable under the stock option plans was 1,505,184; 883,373; and 450,986, respectively, and the weighted average exercise price of those options was $15.002, $13.648, and $5.703, respectively.

The weighted average fair value at date of grant for options granted during the years ended August 31, 2002, 2001, and 2000, was $15.61, $21.40, and $12.02 per
share, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended August 31, 2002, 2001, and 2000, respectively: (a) dividend yield of 0.00%, 0.00% and 0.00%; (b) expected volatility of 65%, 60%, and 60%; (c) risk-free interest rate of 4.1%, 5.3%, and 6.2%; and (d) expected life of 5 years, 5 years and 5 years.

The following table summarizes information about stock options outstanding as of August 31, 2002:

                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                       -----------------------------------------   ---------------------------
                                         WEIGHTED       WEIGHTED                    WEIGHTED
                                         AVERAGE        AVERAGE                      AVERAGE
      RANGE OF            NUMBER        REMAINING       EXERCISE      NUMBER        EXERCISE
   EXERCISE PRICE      OUTSTANDING    CONTRACT LIFE      PRICE     EXERCISABLE       PRICE
--------------------   -----------    -------------   ----------   -----------    ------------

$  3.375 -  $  8.333       962,183      6.09 Yrs      $    4.322       540,310    $     4.348
$  8.334 -  $ 13.292        61,000      6.06 Yrs      $   10.730        53,500    $    10.845
$ 13.293 -  $ 18.250        20,000      9.93 Yrs      $   16.980            --             --
$ 18.251 -  $ 23.209     1,844,750      7.90 Yrs      $   20.928       880,749    $    20.933
$ 23.210 -  $ 28.167       719,000      9.24 Yrs      $   25.937         2,500    $    24.590
$ 28.168 -  $ 33.126        97,500      9.73 Yrs      $   30.621            --             --
$ 33.127 -  $ 38.084        25,000      8.29 Yrs      $   33.870         5,000    $    33.750
$ 38.085 -  $ 43.043        55,000      8.38 Yrs      $   41.500        19,375    $    41.500
$ 43.044 -  $ 48.001         7,500      8.42 Yrs      $   44.750         1,875    $    44.750
$ 48.002 -  $ 52.960         7,500      8.53 Yrs      $   51.993         1,875    $    51.993
                       -----------                                 -----------
                         3,799,433      7.73 Yrs      $   18.226     1,505,184    $    15.002
                       ===========                                 ===========

During 1994, the Company adopted a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute a percentage of annual compensation, subject to an annual limit as determined under federal law, with the Company matching 50% of the employee's eligible contribution up to 6% of the employee's annual compensation. The Company's expense for this plan for the years ended August 31, 2002, 2001, 2000, was approximately $8,000,000, $5,700,000, and $1,700,000, respectively. The year ended August 31, 2000 total includes approximately $195,000 related to the Stone & Webster subsidiary's 401(k) plan covering the period of July 14, 2000 to August 31, 2000. The Company's 401k profit sharing plans offer the employees a number of investment choices, including investments in the Company's Common Stock. The Plan purchases these shares on the open market. At August 31, 2002 and 2001, the Company's 401(k) plan owned 497,238 and 286,129 shares, respectively of the Company's Common Stock.

The Company has other defined contribution plans at certain of its domestic and foreign locations. These plans allow the employees to contribute a portion of their earnings with the Company matching a percentage of the employee's contributions. The amounts contributed by the Company and employee vary by plan. The Company's expense for these plans was approximately $1,200,000, $700,000, and $325,000, for the years ended August 31, 2002, 2001, and 2000, respectively.

The Company's subsidiaries in the U.K. and Canada have defined benefit plans covering their employees. The first U.K. plan was acquired November 14, 1997 through an acquisition. It is a salary-related plan for certain employees and admittance to this plan is now closed. The employees in this plan contribute 7% of their salary. The Company contribution depends on length of service, the employee's salary at retirement, and the earnings of the plan's investments. If the plan's earnings are sufficient, the Company makes no contributions. The Canadian plan and second U.K. plan were acquired July 14, 2000 in conjunction with the Stone & Webster acquisition. The Canadian plan is noncontributory and the benefits are based primarily on years of service and employees' career average pay; admittance to this plan is now closed. The Company's policy is to make contributions equal to the current year cost plus amortization of prior service cost. The second U.K. plan is contributory and the benefits are based primarily on years of service and employees' average pay during their last ten years of service. For the years ended August 31, 2002, 2001, and 2000, the Company recognized income (expense) of approximately, $ (1,005,000), $533,000, and $145,000 respectively, for these plans.

Included in the amounts for the year ended August 31, 2002 and 2001 are the two pension plans assumed by the Company in the Stone & Webster acquisition. The projected benefit obligation of these two plans at the date of the acquisition of $59,821,000 and the fair value of the assets at the date of acquisition of $63,419,000 are included in the table below at the start of the 2000 fiscal year.

At August 31, 2002, the Company had recorded a $10,180,000 liability for its second U.K. defined benefit retirement plan. This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. In accordance with SFAS No. 87-"Employers Accounting for Pensions", the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is, therefore, reflected, net of tax, as a component of comprehensive income in the Statement of Changes in Stockholders' Equity.

The following table sets forth the pension cost for the first U.K. plan and the two pension plans assumed by the Company in the Stone & Webster acquisition (from the date of acquisition to August 31, 2002), and the plans' funded status as of August 31, 2002, 2001, and 2000 in accordance with the provisions of SFAS No. 132 - "Employers' Disclosure about Pensions and Other Postretirement Benefits" (in thousands):

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                        --------------------------------------------
                                                            2002            2001            2000
                                                        ------------    ------------    ------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at the start of the year   $     78,526    $     75,593    $     17,149
Projected benefit obligations acquired in the Stone
& Webster acquisition                                             --              --          59,821
Service cost                                                   1,818           1,865             458
Interest cost                                                  4,676           4,675           1,435
Member's contributions                                           714             659             218
Actuarial loss/(gain)                                          3,532             403             432
Benefits paid                                                 (3,740)         (4,114)           (971)
Foreign currency exchange rate changes                         4,597            (555)         (2,949)
                                                        ------------    ------------    ------------
Projected benefit obligation at the end of the year           90,123          78,526          75,593
                                                        ------------    ------------    ------------

CHANGE IN PLAN ASSETS
Fair value of the assets at the start of the year             73,554          82,013          19,296
Fair value of assets acquired in the Stone & Webster
  Acquisition                                                     --              --          63,419
Actual return on plan assets                                  (6,953)         (6,137)          2,861
Employer contributions                                         1,752           1,868             457
Employee contributions                                           714             659             218
Benefits Paid                                                 (3,740)         (4,114)           (971)
Foreign currency exchange rate changes                         3,437            (735)         (3,267)
                                                        ------------    ------------    ------------
Fair value of the assets at the end of the year               68,764          73,554          82,013
                                                        ------------    ------------    ------------

Funded status                                                (21,359)         (4,972)          6,420
Unrecognized net loss/(gain)                                  28,396          10,147          (1,378)
Adjustment to recognize minimum liability                    (10,180)             --              --
                                                        ------------    ------------    ------------
Prepaid (accrued) benefit cost                          $     (3,143)   $      5,175    $      5,042
                                                        ============    ============    ============

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate at end of the year                           5.5 - 6.5%      6.0 - 6.5%      5.5 - 6.5%
Expected return on plan assets for the year              7.75 - 8.75%    8.0 -  8.75%     7.0 - 8.75%
Rate of compensation increase at end of the year           4.4 - 5.0%      4.5 - 5.0%      4.5 - 5.0%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                            $      1,818    $      1,865    $        458
Interest cost                                                  4,676           4,675           1,435
Expected return on plan assets                                (6,291)         (6,924)         (2,038)
Other                                                            802            (149)             --
                                                        ------------    ------------    ------------
Total net periodic benefit cost (income)                $      1,005    $       (533)   $       (145)
                                                        ============    ============    ============

The Company has a defined benefit pension plan for employees of its Connex subsidiary. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan's benefit formulas generally base payments to retired employees upon their length of service. The pension plan's assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2002 and 2001, the fair market value of the plan assets was $1,185,000 and $1,355,000, respectively, which exceeded the estimated projected benefit obligation.

NOTE 18--RELATED PARTY TRANSACTIONS

The Company has entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the President of its Environmental & Infrastructure subsidiary. Under the terms of the agreements, the executives are entitled to receive their base salaries, bonuses and other employee benefit plans and programs for the periods of time specified therein. In the event of termination of employment as a result of certain reasons (including a change in control of the Company), the executives will be entitled to receive their base salaries and certain other benefits for the remaining term of their agreement and all options and similar awards shall become fully vested. Additionally, in the event of an executive's death, his estate is entitled to certain payments and benefits.

In 2001, the Company's employment agreement with its Chief Executive Officer was amended to provide a non-compete clause upon the Chief Executive Officer's separation from the Company. The amount of the non-compete payment will be $15,000,000 and was based upon an outside study of the fair value of non-compete provisions. The Company also agreed to set aside $5,000,000, per year, of Company funds in fiscal 2001 through 2003 in order to fund this obligation; and, therefore, as of August 31, 2002 and 2001, $10,000,000 and $5,000,000 are
included in other long-term assets in the accompanying consolidated balance sheets. The $15,000,000 payment is due upon the Chief Executive Officer's separation from the Company, or upon change in control. Upon separation from the Company, the Company will amortize the payment over the non-compete period.

Upon hiring certain senior managers, the Company paid signing bonuses that are repayable should the employee voluntarily terminate prior to a prescribed time. These repayment obligations are evidenced by non-interest bearing loan agreements that are forgiven over time. The impact of discounting such loans to record interest income is not significant. The balance of the senior management loan receivables as of August 31, 2002, 2001, and 2000 was approximately $3,463,000, $789,000, and $272,000, respectively. There are no loans outstanding to the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. In the ordinary course of business, the Company has also made other loans to other employees. All of these loan balances are included in other assets.

During fiscal 1996, the Company entered into a non-competition agreement with a key employee of an acquired business. A related asset totaling approximately $314,000 (net of accumulated amortization of $1,654,000) is included in other assets and is being amortized over eight years using the straight-line method. A note payable to the executive for this agreement is included in long-term debt as further discussed in Note 9 of Notes to Consolidated Financial Statements.

A director of the Company was a managing director of the investment banking firm that was a participating underwriter for the October 2000 public offering of 4,837,338 shares of Common Stock (discussed in Note 2 of Notes to Consolidated Financial Statements) and the November 1999 public offering of 6,900,000 shares of Common Stock (including 900,000 shares to cover over-allotments). The director's investment banking firm earned commissions of approximately $44,000 and $150,000 related to the October 2000 and November 1999 offerings, respectively. The same investment banking firm handled the repurchase of some of the shares of the Company's Common Stock which began in fiscal 1999, earning approximately $74,000 in commissions.

A director of the Company is the majority owner of a construction company that the Company has used primarily as a subcontractor. He also had a minority interest in a company that provided services to the contractor for one of the Company's leased buildings; the director has since divested himself of this interest. During fiscal 2002, the Company made total payments of approximately $20,825,000 to the two companies and owed one of the companies approximately $7,750,000 as of August 31, 2002. During fiscal 2001, the Company made payments of approximately $266,000 to one of these companies. For fiscal 2000, payments to the director's construction companies were not material.

Effective August 1, 2002, the Company entered into a five -year watercraft lease with a corporation owned by one of the Company's executive officers. The lease payments are $10,000 per month.

NOTE 19--FOREIGN CURRENCY TRANSACTIONS

As of August 31, 2002, all of the Company's significant foreign subsidiaries maintained their accounting records in their local currency (primarily British pounds, Venezuelan Bolivars, Australian and Canadian dollars, and the Euro). The currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income (loss)," a component of shareholders' equity, in accordance with SFAS No. 52 - "Foreign Currency Translation" and SFAS No 130--"Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income. At August 31, 2002 and 2001, cumulative foreign currency translation adjustments related to these subsidiaries reflected as a reduction to shareholders' equity amounted to $8,941,000 and $6,308,000, respectively; transaction losses reflected in income amounted to $1,158,000 and $41,000 in the years ended August 31, 2002 and 2001, respectively.

Prior to fiscal 2002 the Company had used the U. S. Dollar as opposed to the Venezuelan Bolivar as the functional reporting currency of its Venezuelan subsidiaries because the Venezuela economy was measured as highly inflationary, as defined by SFAS No. 52. Accordingly, pursuant to SFAS No. 52, the Company had previously translated the assets and liabilities of its Venezuelan subsidiaries (which are denominated in Venezuelan Bolivars) into U.S. Dollars using a combination of current and historical exchange rates. The Company began to use the Venezuelan Bolivar as the functional reporting currency of its Venezuelan subsidiaries in fiscal 2002 because the Company had determined that the Venezuelan economy no longer met the criteria of a highly inflationary economy as set forth in SFAS No. 52. As of August 31, 2002 the Company translated all assets and liabilities at the August 31, 2002 exchange rate. The Company's wholly-owned subsidiaries in Venezuela had total assets of approximately $10,500,000 and $17,200,000 denominated in Venezuelan Bolivars as of August 31, 2002 and 2001, respectively. The majority of the decrease in total assets in the fiscal year ended August 31, 2002 was related to the change in method of translating the assets from the Venezuelan Bolivar to the U.S. Dollar.

During the years ended August 31, 2001 and 2000, the Company recorded losses of approximately $673,000, and $1,756,000, respectively, in translating the assets and liabilities of its Venezuelan subsidiaries into U.S. dollars. These losses are reported as reductions to revenues because they were partially offset by inflationary billing provisions in certain of the Company's contracts. Similar translation losses recorded against income in the first quarter of fiscal 2002 (prior to changing the functional reporting currency to the Venezuelan Bolivar) were not material.

NOTE 20--UNBILLED RECEIVABLES, RETAINAGE RECEIVABLES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In accordance with normal practice in the construction industry, the Company includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Costs and estimated earnings in excess of billings on uncompleted contracts represents the excess of contract costs and profits recognized to date on the percentage -of -completion accounting method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of -completion accounting method on the remaining contracts.

Included in accounts receivable is $35,649,000 and $42,664,000 at August 31, 2002 and 2001, respectively, related to unbilled receivables. Advanced billings on contracts as of August 31, 2002 and 2001 were $15,241,000 and $17,712,000, respectively. Balances under retainage provisions totaled $40,359,000 and $17,623,000 at August 31, 2002 and 2001, respectively, and are also included in accounts receivable in the accompanying consolidated balance sheets.

The table below shows the components of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on the Company's uncompleted contracts as of August 31, 2002 and 2001 and does not include advanced billings on contracts as of August 31, 2002 and 2001 of $15,241,000 and $17,712,000, respectively. Contracts assumed in the Stone & Webster and IT Group acquisitions include cumulative balances from the origination of these contracts and, therefore, include amounts that were earned prior to the acquisition by the Company. In addition, the amounts below do not include accrued contract loss reserves and fair value adjustments of acquired contracts as of August 31, 2002 and 2001. The amounts presented below are (in thousands).

                                                                       AUGUST 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------

Costs incurred on uncompleted contracts                       $  8,563,003    $  2,762,199
Estimated earnings thereon                                       1,587,055         224,977
                                                              ------------    ------------
                                                                10,150,058       2,987,176
Less:  billings applicable thereto                             (10,319,543)     (3,129,517)
                                                              ------------    ------------
                                                                  (169,485)       (142,341)
Time and materials on a contract                                     8,362          10,934
                                                              ------------    ------------
                                                              $   (161,123)   $   (131,407)
                                                              ============    ============
The following amounts are included in the accompanying
  balance sheet:
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                    $    248,360    $     95,012
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                        (409,483)       (226,419)
                                                              ------------    ------------
                                                              $   (161,123)   $   (131,407)
                                                              ============    ============

NOTE 21--QUARTERLY FINANCIAL DATA (UNAUDITED)

          (In thousands, except per share data)

                                                                FIRST             SECOND           THIRD           FOURTH
                                                               QUARTER           QUARTER          QUARTER         QUARTER
                                                            --------------   --------------   --------------   --------------

FISCAL 2002
Revenues                                                    $      453,609   $      566,227   $      902,640   $    1,248,220
                                                            ==============   ==============   ==============   ==============
Gross profit                                                $       62,710   $       67,742   $       85,961   $      111,213
                                                            ==============   ==============   ==============   ==============
Income before extraordinary item and cumulative effect of
  change in accounting principle                            $       18,952   $       21,340   $       26,730   $       31,345
                                                            ==============   ==============   ==============   ==============
Basic income per common share before extraordinary item
and cumulative effect of change in accounting principle     $          .46   $          .53   $          .66   $          .76
                                                            ==============   ==============   ==============   ==============
Diluted income per common share before
extraordinary item and cumulative effect of change
in accounting principle                                     $          .45   $          .51   $          .61   $          .70
                                                            ==============   ==============   ==============   ==============


FISCAL 2001
Revenues                                                    $      418,757   $      340,283   $      394,154   $      385,738
                                                            ==============   ==============   ==============   ==============
Gross profit                                                $       64,068   $       53,518   $       65,530   $       63,500
                                                            ==============   ==============   ==============   ==============
Income before extraordinary item and cumulative effect of
  change in accounting principle                            $       12,161   $       11,820   $       17,890   $       19,341
                                                            ==============   ==============   ==============   ==============
Basic income per common share before extraordinary item
and cumulative effect of change in accounting principle     $          .32   $          .29   $          .44   $          .47
                                                            ==============   ==============   ==============   ==============
Diluted income per common share before
extraordinary item and cumulative effect of change
in accounting principle                                     $          .31   $          .28   $          .42   $          .45
                                                            ==============   ==============   ==============   ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 26, 2002, Shaw dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors and engaged Ernst & Young LLP ("Ernst & Young") to serve as its independent auditors for the fiscal year ending August 31, 2002. The Arthur Andersen dismissal and the Ernst & Young engagement were recommended by Shaw's Audit Committee and approved by Shaw's Board of Directors and became effective immediately.

Arthur Andersen's reports on Shaw's consolidated financial statements as of and for the fiscal years ended August 31, 2001 and August 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the interim period from September 1, 2001 through June 26, 2002 and Shaw's 2001 and 2000 fiscal years, there were (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make a reference to the subject matter of the disagreements in connection with Arthur Andersen's reports on Shaw's financial statements for such periods; and
(ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for notification from Arthur Andersen in connection with the audit of Shaw's August 31, 2000 financial statements that the accounting system of Stone & Webster, Incorporated ("Stone & Webster") contained certain material weaknesses in internal accounting controls. Shaw completed its acquisition of substantially all of the assets and liabilities of Stone & Webster in a bankruptcy proceeding on July 14, 2000, and eliminated the weaknesses during Shaw's 2001 fiscal year. As a result thereof, Arthur Andersen did not include these matters in its management letter for the audit for the fiscal year ended August 31, 2001.

Shaw previously provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to Shaw's Current Report on Form 8-K filed with the SEC on June 26, 2002 and which is hereby incorporated herein by reference.

During the interim period from September 1, 2001 through June 26, 2002 and Shaw's 2001 and 2000 fiscal years, Shaw did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Shaw's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors and executive officers of the Company is to be included in the Company's definitive proxy statement prepared in connection with the 2003 Annual Meeting of Shareholders to be held in January 2003 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is to be included in the Company's definitive proxy statement prepared in connection with the 2003 Annual Meeting of Shareholders to be held in January 2003 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and equity compensation plans is to be included in the Company's definitive proxy statement prepared in connection with the 2003 Annual Meeting of Shareholders to be held in January 2003 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is to be included in the Company's definitive proxy statement prepared in connection with the 2003 Annual Meeting of Shareholders to be held in January 2003 and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     a) Evaluation of disclosure controls and procedures. Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

               o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

               o the Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

     b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements.

        See Item 8 of Part II of this report.

     2. Financial Statement Schedules.

        All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     3. Exhibits.

        3.1 Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the "Company"), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

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

        10.1 The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

        10.2 The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

        10.3 The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

        10.4 The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the to the Company's Registration Statement on Form S-8 filed on June 12, 2001 (No 333-62856).

        10.5 Second Amended and Restated Credit Agreement dated as of February 28, 2002, among the Company, Bank One, NA, Firstar Bank, N.A., Credit Lyonnais New York Branch and Union Planters Bank, N.A. (incorporated by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

        10.6 Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company's Annual Report on From 10-K for the fiscal year ended August 31, 2001).

        10.7 Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

        10.8 Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

        10.9 Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (filed herewith).

        10.10 Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on July 28, 2000).

        10.11 Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated herein by reference to designated Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

        10.12 Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

        10.13 Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. Incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002.

        21.1    Subsidiaries of the Company (filed herewith).

        23.1    Consent of Ernst & Young LLP (filed herewith).

        23.2 Notice regarding consent of Arthur Andersen LLP (filed herewith).

        24.1    Powers of Attorney (filed herewith).

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002 (filed herewith).

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  Reports on Form 8-K

     1. On June 20, 2002, the Company field a Form 8-K, attaching a press release dated June 20, 2002, announcing that the Company had signed an agreement with Turner Industries Group.

     2. On June 26, 2002, the Company filed a Form 8-K, disclosing, under Item 4 of Form 8-K, the Company's dismissal of Arthur Andersen LLP as its independent auditors, and its engagement of Ernst & Young LLP to serve as its independent auditors for the fiscal year ending August 31, 2002.

     3. On June 27, 2002, the Company filed a Form 8-K, attaching a press release dated June 27, 2002, announcing that the Company had terminated discussions with Turner Industries Group.

     4. On July 12, 2002, the Company filed a Form 8-K/A, disclosing, under Items 2 and 7 of Form 8-K, information concerning the Company's acquisition of assets from The IT Group, Inc. and its subsidiaries.

     5. On August 5, 2002, the Company filed a Form 8-K, attaching a press release dated August 5, 2002, announcing that the Company had reached an agreement with NRG Energy, Inc.

     6. On August 8, 2002, the Company filed a Form 8-K, attaching a press release dated August 8, 2002, announcing that the Company had been notified of a project suspension by Mirant.

SIGNATURES AND CERTIFICATIONS

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE SHAW GROUP INC.


                                          /s/ J. M. Bernhard, Jr.
                                          -------------------------------------
                                          By: J. M. Bernhard, Jr.
                                          President and Chief Executive Officer
                                          Date: November 26, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                             Title                                 Date
          ---------                             -----                                 ----


/s/ J. M. Bernhard, Jr.           Chairman of the Board, President             November 26, 2002
-----------------------------     and Chief Executive Officer,
(J. M. Bernhard, Jr.)             (Principal Executive Officer)

/s/ Robert L. Belk                Executive Vice President, and Chief          November 26, 2002
-----------------------------     Financial Officer  (Principal Financial
(Robert L. Belk)                  Officer and Principal Accounting
                                  Officer)

*                                 Director                                     November 26, 2002
-----------------------------
(Albert McAlister)

*                                 Director                                     November 26, 2002
-----------------------------
(L. Lane Grigsby)

*                                 Director                                     November 26, 2002
-----------------------------
(David W. Hoyle)

*                                 Director                                     November 26, 2002
-----------------------------
(John W. Sinders, Jr.)

*                                 Director                                     November 26, 2002
-----------------------------
(William H. Grigg)


* By: /s/ Robert L. Belk                                                       November 26, 2002
      -----------------------------------
      Robert L. Belk
      Attorney-in-Fact

                                 CERTIFICATIONS


     I, J.M. Bernhard, Jr., President and Chief Executive Officer of The Shaw Group Inc., certify that:

1.   I have reviewed this Annual Report on Form 10-K of The Shaw Group Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material act or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 26, 2002

                                         /s/ J. M. Bernhard, Jr.
                                         -------------------------------------
                                         J. M. Bernhard, Jr.
                                         President and Chief Executive Officer

     I, Robert L. Belk, Executive Vice President and Chief Financial Officer of The Shaw Group Inc., certify that:

1.   I have reviewed this Annual Report on Form 10-K of The Shaw Group Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 26, 2002

                                              /s/ Robert L. Belk
                                              ------------------------------
                                              Robert L. Belk
                                              Executive Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 3.1 Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the "Company"), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of
                Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

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

 10.1 The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form
                10-K for the fiscal year ended August 31, 2001).

  10.2          The Shaw Group Inc. 1996 Non-Employee Director Stock Option
                Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual
                Report on Form 10-K for the fiscal year ended August 31, 2001).

  10.3 The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company's Annual
                Report on Form 10-K for the fiscal year ended August 31, 2001).

  10.4          The Shaw Group Inc. Stone & Webster Acquisition Stock Option
                Plan (incorporated by reference to the to the Company's
                Registration Statement on Form S-8 filed on June 12, 2001 (No
                333-62856).

  10.5          Second Amended and Restated Credit Agreement dated as of
                February 28, 2002, among the Company, Bank One, NA, Firstar
                Bank, N.A., Credit Lyonnais New York Branch and Union Planters
                Bank, N.A. (incorporated by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

  10.6 Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company's Annual Report on From
                10-K for the fiscal year ended August 31, 2001).

  10.7 Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10,
                2001(incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
                August 31, 2001).

  10.8 Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

  10.9 Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (filed herewith).

  10.10         Asset Purchase Agreement, dated as of July 14, 2000, among Stone
                & Webster, Incorporated, certain subsidiaries of Stone &
                Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company's Current
                Report on Form 8-K filed on July 28, 2000).

  10.11         Composite Asset Purchase Agreement, dated as of January 23,
                2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24,
                2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated
                January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset
                Purchase Agreement, dated as of April 30, 2002, between The IT
                Group, Inc. and The Shaw Group Inc. (incorporated herein by reference to designated Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase
                Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

  10.12 Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company's Current
                Report on Form 8-K filed with the Securities and Exchange
                Commission on May 16, 2002). Pursuant to Item 601(b)(2) of
                Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

   10.13 Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. Incorporated herein by reference to the designated Exhibit to the Company's Current
                Report on Form 8-K filed with the Securities and Exchange
                Commission on May 16, 2002.

   21.1         Subsidiaries of the Company (filed herewith).

   23.1         Consent of Ernst & Young LLP (filed herewith).

   23.2 Notice regarding consent of Arthur Andersen LLP (filed herewith).

   24.1         Powers of Attorney (filed herewith).

   99.1         Certification pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002
                (filed herewith).

   99.2         Certification pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002
                (filed herewith).