Form 10-Q
period 2002-11-30
SHAW GROUP INC
filed 2003-01-14
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the quarterly period ended               November 30, 2002
                                      ------------------------------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      -------------------    -------------------

       Commission File Number:                    0-22992
                               -------------------------------------------------


                               THE SHAW GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Louisiana                                72-1106167
---------------------------------------  ---------------------------------------
      (State of Incorporation)           (I.R.S. Employer Identification Number)

4171 Essen Lane, Baton Rouge, Louisiana                  70809
----------------------------------------  --------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). Yes   X   No      .
                                                -----    -----

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, is as follows:

         Common stock, no par value, 37,732,716 shares outstanding as of
                                January 10, 2003.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. - Financial Statements

              Condensed Consolidated Balance Sheets - November 30, 2002
                  and August 31, 2002                                            3 - 4

              Condensed Consolidated Statements of Income - For the Three
                  Months Ended November 30, 2002 and 2001                        5

              Condensed Consolidated Statements of Cash Flows - For the Three
                  Months Ended November 30, 2002 and 2001                        6

              Notes to Condensed Consolidated Financial Statements               7 - 18

    Item 2. - Management's Discussion and Analysis of Financial Condition        19 - 28
                  and Results of Operations

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk         29

    Item 4. - Controls and Procedures                                            29 - 30

Part II - Other Information

    Item 1. - Legal Proceedings                                                  31

    Item 4. - Submission of Matters to a Vote of Security Holders                31

    Item 6. - Exhibits and Reports on Form 8-K                                   31

Signature Page                                                                   32

Certifications                                                                   33 - 34

Exhibit Index                                                                    35

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                            November 30,    August 31,
                                                                2002           2002
                                                            ------------   ------------
Current assets:
      Cash and cash equivalents                             $    276,604   $    401,764
      Escrowed cash                                               96,500         96,500
      Marketable securities, held to maturity                     54,672         54,952
      Accounts receivable, including retainage, net              434,973        436,747
      Accounts receivable from unconsolidated entity               5,770             32
      Inventories                                                 97,215         99,009
      Cost and estimated earnings in excess of billings
         on uncompleted contracts                                251,178        248,360
      Deferred income taxes                                       73,355         73,903
      Prepaid expenses and other current assets                   35,463         39,087
                                                            ------------   ------------
              Total current assets                             1,325,730      1,450,354

Investments in and advances to unconsolidated entities,
      joint ventures and limited partnerships                     30,954         37,729

Investments in securities available for sale                       7,842          7,235

Property and equipment, less accumulated depreciation
      of $94,427 at November 30, 2002 and $84,055 at
      August 31, 2002, respectively                              205,263        206,225

Goodwill                                                         505,873        499,004

Other assets                                                     100,909        103,653
                                                            ------------   ------------
                                                            $  2,176,571   $  2,304,200
                                                            ============   ============


                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               November 30,     August 31,
                                                                   2002            2002
                                                               ------------    ------------
Current liabilities:
      Accounts payable                                         $    332,339    $    390,165
      Accrued liabilities                                           186,997         159,182
      Current maturities of long-term debt                            2,680           3,102
      Short-term revolving lines of credit                               --           1,052
      Current portion of obligations under capital leases             2,522           2,200
      Deferred revenue - prebilled                                   15,296          11,503
      Advanced billings and billings in excess of cost
        and estimated earnings on uncompleted contracts             360,274         424,724
      Contract liability adjustments                                 56,812          69,140
      Accrued contract losses and reserves                           13,899          11,402
                                                               ------------    ------------
           Total current liabilities                                970,819       1,072,470

Long-term debt, less current maturities                             524,080         521,190

Obligations under capital leases, less current obligations            2,146             957

Deferred income taxes                                                15,643          15,452

Other liabilities                                                       901           1,874

Commitments and contingencies                                            --              --

Shareholders' equity:
      Preferred stock, no par value, no shares issued and
         outstanding                                                     --              --
      Common stock, no par value, 37,732,416 and 40,841,627
         shares outstanding, respectively                           494,838         494,581
      Retained earnings                                             282,398         265,945
      Accumulated other comprehensive income (loss)                 (14,341)        (16,193)
      Treasury stock, 5,331,655 and 2,161,050 shares,
         respectively                                               (99,913)        (52,076)
                                                               ------------    ------------
           Total shareholders' equity                               662,982         692,257
                                                               ------------    ------------
                                                               $  2,176,571    $  2,304,200
                                                               ============    ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three Months Ended
                                                             November 30,
                                                         2002            2001
                                                     ------------    ------------
Income:
     Revenues                                        $    996,906    $    453,609
     Cost of revenues                                     914,480         390,899
                                                     ------------    ------------
        Gross profit                                       82,426          62,710

General and administrative expenses                        49,892          30,908
                                                     ------------    ------------

Operating income                                           32,534          31,802

Interest expense                                           (5,774)         (5,805)
Interest income                                             1,539           3,022
Other, net                                                    (99)            367
                                                     ------------    ------------
                                                           (4,334)         (2,416)
                                                     ------------    ------------
Income before income taxes and earnings (losses)
     from unconsolidated entities                          28,200          29,386
Provision for income taxes                                 10,152          10,585
                                                     ------------    ------------
Income before earnings (losses) from
     unconsolidated entities                               18,048          18,801
Earnings (losses) from unconsolidated entities             (1,595)            151
                                                     ------------    ------------
Net income                                           $     16,453    $     18,952
                                                     ============    ============

Net income per common share:
     Basic income per common share                   $        .43    $        .46
                                                     ============    ============
     Diluted income per common share                 $        .42    $        .45
                                                     ============    ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          Three Months Ended
                                                                             November 30,
                                                                          2002            2001
                                                                      ------------    ------------
Cash flows from operating activities:
     Net income                                                       $     16,453    $     18,952
     Depreciation and amortization                                          11,221           6,100
     Provision for deferred income taxes                                     2,869           9,315
     Amortization of contract adjustments                                   (5,733)         (8,058)
     Accretion of interest on discounted convertible long-term debt          2,916           2,851
     Amortization of deferred debt issuance costs                            2,184           2,212
     Other                                                                   3,001            (174)
     Changes in assets and liabilities (excluding cash and
        those relating to investing and financing activities)             (102,027)         47,986
                                                                      ------------    ------------
Net cash provided by (used in) operating activities                        (69,116)         79,184

Cash flows from investing activities:
     Maturities of marketable securities held to maturity                   46,877          45,630
     Purchases of marketable securities held to maturity                   (46,597)        (27,520)
     Purchases of property and equipment                                    (7,543)        (20,513)
     Receipts from unconsolidated entities, net of advances                    415              --
                                                                      ------------    ------------
Net cash used in investing activities                                       (6,848)         (2,403)

Cash flows from financing activities:
     Purchase of treasury stock                                            (47,837)        (10,109)
     Net proceeds (repayments) on revolving credit agreements               (1,052)          7,553
     Repayment of debt and leases                                             (645)         (2,104)
     Issuance of common stock                                                  257             883
                                                                      ------------    ------------
Net cash used in financing activities                                      (49,277)         (3,777)
Effect of exchange rate changes on cash                                         81            (269)
                                                                      ------------    ------------

Net increase (decrease) in cash and cash equivalents                      (125,160)         72,735

Cash, cash equivalents and escrowed cash- beginning of period              498,264         443,304
                                                                      ------------    ------------

Cash, cash equivalents and escrowed cash- end of period               $    373,104    $    516,039
                                                                      ============    ============

Supplemental disclosure:
     Noncash investing and financing activities:
        Investment in securities available for sale acquired in
          lieu of interest payment                                    $         --    $        137
                                                                      ============    ============

        Property and equipment acquired under capital leases          $      1,706    $         --
                                                                      ============    ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared annually in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should therefore refer to the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2002 of The Shaw Group Inc.

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") for the three-month periods ended November 30, 2002 and 2001 and as of November 30, 2002 included herein is unaudited. However, the Company's management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2003.

The Company's foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars, the Euro and the Dutch Guilder prior to January 1, 2002.) All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of shareholders' equity, in accordance with Statement of Financial Accounting Standards (SFAS) No. 52 and SFAS No. 130 - "Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

Note 2 - Capital Stock Transactions

In September 2001, the Company's Board of Directors authorized the Company to repurchase shares of its no par value Common Stock ("Common Stock"), depending on market conditions, up to a limit of $100,000,000. As of November 30, 2002, the Company had completed its purchases under this program as it had purchased 5,331,005 shares at a cost of approximately $99,880,000. This includes 3,170,605 shares purchased at a cost of approximately $47,837,000 during the three months ended November 30, 2002 and 2,160,400 shares purchased at a cost of approximately $52,043,000 during the year ended August 31, 2002. Also included in Treasury Stock is 650 shares valued at approximately $33,000 that were returned in fiscal 2002 in connection with the finalization of an acquisition.

Note 3 - Escrowed Cash

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

Note 4 - Acquisitions

SFAS No. 141 - "Business Combinations" requires that all acquisitions initiated after June 30, 2001 be recorded utilizing the purchase method of accounting. Most of the Company's acquisitions that were completed prior to June 30, 2001 were also accounted for using the purchase method of accounting under Accounting Principles Board (APB) Opinion No. 16. Under the purchase method, the cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are included in the Company's operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, that may arise from these acquisitions may materially favorably or unfavorably impact the Company's future consolidated financial position or results of operations.

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

IT Group Acquisition

During fiscal year 2002, the Company acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. ("IT Group") and its subsidiaries. IT Group and one of its wholly-owned subsidiaries, Beneco, were subject to separate Chapter 11 bankruptcy reorganization proceedings and the acquisition was completed pursuant to the bankruptcy proceedings. The acquisition of the IT Group assets was completed on May 3, 2002 and the acquisition of Beneco's assets was completed on June 15, 2002.

The Company believes, pursuant to the terms of the acquisition agreements, it has assumed only certain liabilities ("assumed liabilities") of the IT Group and Beneco as specified in the acquisition agreements. The Company has estimated that its total of assumed liabilities is approximately $350,000,000. Further, the acquisition agreements also provide that certain other liabilities of the IT Group, including but not limited to, outstanding borrowings, leases, contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, are specifically excluded ("excluded liabilities") from the Company's transactions. The Company, however, cannot provide assurance that it does not have any exposure to the excluded liabilities because, among other matters, the bankruptcy courts have not finalized their validation of the claims filed with the courts. Additionally, the Company has not completed its review of liabilities that have been submitted to the Company for payment. Accordingly, the Company's estimate of the value of the assumed liabilities may change as a result of the validation of the claims by the bankruptcy courts or other factors which may be identified during its review of liabilities.

The IT Group acquisition was recorded as a purchase, and accordingly, the Company's results of operations include those of the acquired IT Group and Beneco businesses from the respective acquisition dates. The Company has not completed all necessary appraisals of the property and equipment purchased nor has the Company completed the process of obtaining information about the fair value of all of the acquired assets and assumed liabilities. Accordingly, the Company anticipates that there will be further adjustments to the IT Group purchase price during the allocation period.

The Company acquired a large number of contracts in progress and contract backlog for which the work had not commenced at the acquisition date. Under SFAS 141, construction contracts are defined as intangibles that meet the criteria for recognition apart from goodwill. These intangibles, like the acquired assets and liabilities, are required to be recorded at their fair value at the date of acquisition. The Company recorded these contracts at fair value using a market based discounted cash flow approach. Related assets of approximately $10,607,000 and liabilities of $53,096,000 (reduced by allocation period adjustments recognized as of November 30, 2002) have been established that are amortized to contract costs over the estimated lives of the underlying contracts and related production backlog. The amount of the accrued future cash losses on assumed contracts with inherent losses (accrued contract loss reserves) was estimated to be approximately $9,860,000 (including allocation period adjustments recognized as of November 30, 2002) and a liability of such amount was established. Commencing with the initial recording of these liabilities and reserves in the year ended August 31, 2002, the assets and liabilities are amortized as work is performed on the contracts. The net amortization recognized during the three months ended November 30, 2002 was approximately $3,024,000 and has been reflected as a reduction in the cost of revenues, which resulted in a corresponding increase in gross profit. The activity related to these contract assets and liabilities is included in the table at the end of Note 11.

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

Note 5 - Inventories

The major components of inventories consist of the following (in thousands) as of the dates indicated:

                              NOVEMBER 30, 2002                       AUGUST 31, 2002
                    ------------------------------------   ------------------------------------
                     Weighted                               Weighted
                      Average       FIFO        Total        Average       FIFO         Total
                    ----------   ----------   ----------   ----------   ----------   ----------
Finished Goods      $   33,634   $       --   $   33,634   $   33,583   $       --   $   33,583
Raw Materials            3,132       52,979       56,111        3,144       51,249       54,393
Work In Process            766        6,704        7,470          878       10,155       11,033
                    ----------   ----------   ----------   ----------   ----------   ----------
                    $   37,532   $   59,683   $   97,215   $   37,605   $   61,404   $   99,009
                    ==========   ==========   ==========   ==========   ==========   ==========

Note 6 - Investment in Unconsolidated Entities

During the three months ended November 30, 2002, the Company recognized a $100,000 loss from Shaw-Nass Middle East, W.L.L., the Company's Bahrain joint venture ("Shaw-Nass"). No earnings were recognized from Shaw Nass in the period ended November 30, 2001. As of November 30, 2002 and August 31, 2002, the Company had outstanding receivables from Shaw-Nass totaling $6,040,000 and $5,970,000, respectively. These receivables relate primarily to inventory and equipment sold to Shaw-Nass.

During the three months ended November 30, 2002, the Company recognized a pre-tax loss of approximately $2,300,000 from the operations of its EntergyShaw joint venture as compared with earnings of approximately $151,000 for the three months ended November 30, 2001. The Company had outstanding trade accounts receivable from EntergyShaw totaling approximately $5,770,000 and $32,000 at November 30, 2002 and August 31, 2002 respectively.

As is common in the engineering, procurement and construction industries, the Company executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments included on the accompanying Condensed Consolidated Balance Sheets as of November 30, 2002 and August 31, 2002 are approximately $14,330,000 and $18,255,000 respectively, which generally represents the Company's cash contributions and earnings from these investments.

Note 7 - Debt

Revolving Lines of Credit

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit

Facility to $350,000,000 from $300,000,000 and to eliminate the previous $150,000,000 limit on letters of credit. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25,000,000 aggregate limit on the amount of the Company's Common Stock repurchases and/or LYONs repurchases made subsequent to February 28, 2002, without prior consent. Subsequent consent was provided to allow the Company to complete in October 2002 the $100,000,000 Common Stock repurchase program which was authorized by the Company's Board of Directors in September 2001(see Note 2 of Notes to Condensed Consolidated Financial Statements). As of November 30, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At November 30, 2002 letters of credit of approximately $173,200,000 were outstanding and no revolving credit loans were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at November 30, 2002 was approximately $176,800,000. At November 30, 2002, the interest rate on this line of credit was either 4.25% (if the prime rate index had been chosen) or 2.94% (if the LIBOR rate index had been chosen).

As of November 30, 2002, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $15,500,000. These subsidiaries did not have any outstanding borrowings under these lines at November 30, 2002.

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

The holders of the debt have the right to require the Company to repurchase the debt on May 1, 2004, May 1, 2006, May 1, 2011 and May 1, 2016 at the then accreted value. The Company has the right to fund such repurchases with shares of its Common Stock, cash, or a combination of Common Stock, at the current market value, and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the accreted value, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the accreted value, through cash payments, at any time after May 1, 2006.

Note 8 - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following (in thousands) for the periods indicated:

                                                    Three Months Ended
                                                       November 30,
                                                    2002           2001
                                                ------------   ------------
Net Income                                      $     16,453   $     18,952
Foreign currency translation adjustments               1,296         (1,027)
Unrealized net gains/(losses) on
    hedging activities, net of taxes                     183            (89)
Unrealized net gains/(losses) on securities
   available for sale, net of taxes                      373           (148)
                                                ------------   ------------
Total comprehensive income                      $     18,305   $     17,688
                                                ============   ============

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Australian and Canadian dollars and the Euro (prior to January 1, 2002, the Dutch guilder).

The Company's hedging activities (which are generally limited to foreign exchange transactions) during the quarters ended November 30, 2002 and 2001 were not material.

Note 9 - Business Segments

The Company has segregated its business activities into three operating segments: Integrated EPC Services segment, Environmental and Infrastructure segment, and Manufacturing and Distribution segment. The following table presents information about segment profits and assets (in thousands) for the periods indicated. Certain reclassifications, primarily related to the new Environmental and Infrastructure segment, have been made to conform November 30, 2001 information to the November 30, 2002 presentation basis.

                                         INTEGRATED   ENVIRONMENTAL   MANUFACTURING
                                             EPC            &              AND
                                          SERVICES    INFRASTRUCTURE  DISTRIBUTION     CORPORATE        TOTAL
                                        ------------  --------------  -------------  ------------    ------------

THREE MONTHS ENDED NOVEMBER  30, 2002
Revenues from external customers        $    666,676   $    317,627   $     12,603   $         --    $    996,906
Intersegment revenues                          9,860          2,152          2,208             --          14,220
Net income                                     8,123         14,423            481         (6,574)         16,453
Total assets                               1,018,001        684,481         71,760        402,329       2,176,571

THREE MONTHS ENDED NOVEMBER 30, 2001
Revenues from external customers        $    398,943   $     37,144   $     17,522   $         --    $    453,609
Intersegment revenues                          1,059             --          4,484             --           5,543
Net income                                    14,030          2,344          1,743            835          18,952
Total assets                                 964,342        145,424         67,492        601,568       1,778,826

Note 10 - Earnings Per Common Share

Computations of basic and diluted earnings per share are presented below.

                                                    Three Months Ended November 30,
                                                      2002                   2001
                                                 --------------         --------------
                                                (In thousands, except per share amounts)
BASIC:
Net income available to common shareholders      $       16,453         $       18,952
                                                 ==============         ==============

Weighted average common shares                           38,417                 40,834
                                                 ==============         ==============

Basic earnings per common share                  $          .43         $          .46
                                                 ==============         ==============

DILUTIVE:

Net income available to common shareholders      $       16,453         $       18,952
Interest on convertible debt, net of taxes                2,632                  2,632
                                                 --------------         --------------
Net income for diluted computation               $       19,085         $       21,584
                                                 ==============         ==============

Weighted average common shares (basic)                   38,417                 40,834
Effect of dilutive securities:

Stock options                                               450                  1,075
Convertible debt                                          6,556                  6,556
                                                 --------------         --------------
Adjusted weighted average common shares and
  assumed conversions                                    45,423                 48,465
                                                 ==============         ==============

Diluted earnings per common share                $          .42         $          .45
                                                 ==============         ==============

At November 30, 2002 and 2001 the Company had approximately 2,790,000 and 92,500 weighted-average incremental shares related to stock options that were excluded from the calculation of diluted income per share because they were antidilutive.

Note 11 - Goodwill and Other Intangibles

Goodwill

The following table reflects the changes (in thousands) in the carrying value of goodwill from September 1, 2002 to November 30, 2002. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for a more detailed discussion of the recognition of goodwill in connection with these acquisitions.

                                                               TOTAL
                                                             ---------
Balance at September 1, 2002                                 $ 499,004
Allocation period adjustments, net - IT Group acquisition        7,270
Currency translation adjustment                                   (401)
                                                             ---------
Balance at August 31, 2002                                   $ 505,873
                                                             =========

Goodwill associated with the IT Group and PsyCor acquisitions which were completed in the year ended August 31, 2002 has been preliminarily calculated as of November 30, 2002. The Company expects to revise these balances during the one year allocation period as the Company has not obtained all appraisals of the property and equipment it purchased nor has it completed all of its other review and valuation procedures of the assets acquired and the liabilities assumed.

Amortizable Intangibles and Accrued Contract Loss Reserves

The Company's intangible assets include construction contract adjustments established in purchase accounting, (related to the acquisition of the IT Group and Stone & Webster), accrued contract loss reserves and its proprietary ethylene technology acquired in the Stone & Webster transaction, which is being amortized over 15 years on a straight line basis. The Company is still evaluating a customer relationship intangible and patents acquired in the IT Group acquisition. The Company has also established accrued contract loss reserves, primarily related to contracts acquired from IT Group and Stone & Webster.

The following table presents the additions to and utilization/amortization of intangible assets and accrued contract loss reserves for the periods indicated (in thousands):

                                                         ASSET OR        COST OF
                                        SEPTEMBER 1,    LIABILITY        REVENUES      NOVEMBER 30,
                                           2002         INCREASE/        INCREASE/         2002
Three months ended November 30, 2002     BALANCE        DECREASE        (DECREASE)        BALANCE
------------------------------------   ------------    ------------    ------------    ------------
Contract (asset) adjustments           $    (12,150)   $      3,236    $      1,597    $     (7,317)
Contract liability adjustments               69,140          (4,998)         (7,330)         56,812
Accrued contract loss reserves               11,402           3,400            (903)         13,899
                                       ------------    ------------    ------------    ------------
Total contract related items                 68,392           1,638          (6,636)         63,394
Ethylene technology                         (24,788)             --             477         (24,311)
                                       ------------    ------------    ------------    ------------
Total                                  $     43,604    $      1,638    $     (6,159)   $     39,083
                                       ============    ============    ============    ============

                                                        ASSET OR         COST OF
                                       SEPTEMBER 1,     LIABILITY       REVENUES      NOVEMBER 30,
                                          2001          INCREASE/       INCREASE/         2001
Three months ended November 30, 2001     BALANCE        DECREASE       (DECREASE)        BALANCE
------------------------------------   ------------    ------------   ------------    ------------

Contract liability adjustments         $     43,801    $         --   $     (8,058)   $     35,743
Accrued contract loss reserves                6,906              --         (1,203)          5,703
                                       ------------    ------------   ------------    ------------
Total contract related items                 50,707              --         (9,261)         41,446
Ethylene technology                         (26,694)             --            477         (26,217)
                                       ------------    ------------   ------------    ------------
Total                                  $     24,013    $         --   $     (8,784)   $     15,229
                                       ============    ============   ============    ============

The Company previously referred to the fair value of the acquired contract liability adjustments resulting from the Stone & Webster acquisition as gross margin reserves. The decreases in the contract (asset) and contract liability adjustments for the three months ended November 30, 2002 represent allocation period adjustments made with respect to the IT Group acquisition, The contract (asset) adjustments are included in other current assets in the accompanying condensed consolidated balance sheets. The $3,400,000 increase in the accrued contract loss reserve was comprised of a $2,400,000 allocation period adjustment for the IT Group acquisition and a $1,000,000 reserve established for anticipated losses on current contracts. The annual amortization related to the ethylene technology is $1,906,000.

Note 12- Contingencies

Contingencies Associated with Domestic Power Market EPC Projects

In fiscal 2002 and 2001 the Company entered into several significant EPC contracts for new domestic gas-fired combined cycle power plants. During fiscal 2002 and 2001, the Company recognized revenues of approximately $1,500,000,000 and $250,000,000, respectively, related to these contracts. For the three months ended November 30, 2002 and 2001, the Company recognized revenues of approximately $394,000,000 and $133,000,000, respectively, related to these contracts. The Company's customers for these power plants are major utility companies and independent power producers ("IPPs"), several of which where wholly or partially owned subsidiaries of major utilities. In fiscal 2002, demand for new capacity in the domestic power market significantly decreased, resulting in, among other things, financial distress among many participants in the domestic power markets, particularly the IPP's. At the time the Company entered into these contracts, all of these customers had investment grade credit ratings. During 2002, all of the Company's IPP customers received downgrades to their credit ratings, reducing their credit ratings below investment grade. The condition of the national power market, these credit downgrades and other factors resulted in three projects being canceled or suspended. For one of these projects, Pike, discussed further below, the Company was notified by the customer of their intention to not make a scheduled milestone payment on its required due date. As of November 30, 2002, the Company has approximately $609,000,000 remaining in backlog related to gas-fired combined cycle power plant projects; $199,000,000 for IPP's on six projects with the remaining $410,000,000 for major utility companies on three projects. (Approximately $147,000,000 of the IPP backlog is with NEG for the Covert and Harquahala projects - see discussion below.)

In addition, under the terms of one contract with an IPP, the customer, at its option, can pay a portion of the contract price in subordinated notes or cash. The Company believes that the amount payable in subordinated notes will not exceed $27,000,000 under the terms of the contract. The subordinated notes, if issued, would bear interest at prime plus 4% and mature in October 2009. However, if any amounts under the notes are unpaid 8 months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible at the option of the Company into a 49.9% equity interest in the related project. The payments that could be made with these notes would be due in the first half of fiscal 2003 and final acceptance of the project is expected in the first half of calendar 2003.

The Pike Project

During the fourth quarter of 2002, one of the Company's customers, LSP-Pike Energy, LLC ("Pike") notified the Company of its intention to not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which is owned by Xcel Energy, Inc. ("Xcel"). In accordance with the terms of the contract, on September 4, 2002, the Company notified the customer it was in breach of the terms of the contract for nonpayment and, therefore, the contract was terminated.

Prior to the contract termination, the Company had executed commitments/agreements to purchase equipment for the project and had also entered into agreements with subcontractors to perform work on the project.

Certain of these commitments and agreements contain cancellation clauses and related payment or settlement provisions. The Company has entered into discussions with its vendors and subcontractors to determine the final amounts owed based on the termination of the project. While the Company believes that, pursuant to the terms of the contract with Pike, the Company has retained ownership of a significant amount of equipment that was to be installed on the project, the project lenders have advised the Company that they may have an interest in certain of this equipment. Under the terms of the contract between the Company and Pike, Pike is obligated to reimburse the Company for all of the costs incurred by the Company, whether before or after the termination, and a fee for the work performed prior to the termination. The Company believes that it is owed approximately $130,000,000 in costs and fees over the amounts already paid under the contract.

The Company is actively pursuing alternatives to collect all amounts owed under the Pike contract. On October 17, 2002, the Company filed an involuntary petition for liquidation of Pike, under Chapter 7 of the U.S. Bankruptcy Code to protect its rights, claims, and security interests in and to the assets of Pike. In December 2002, Pike disputed the bankruptcy petition in court and discovery is currently proceeding. The Company also filed suit against NRG and Xcel, along with certain of their officers to collect amounts due, damages, and costs. In addition to the legal proceedings, the Company is continuing discussions with Pike and their lenders in an effort to resolve collection of the amounts owed.

The Company believes it will ultimately recover the costs it incurred and will incur under the terms of the contract and the profit it has recognized on the project. No revenue or profit related to Pike was recognized for the three months ended November 30, 2002. The Company will not recognize any additional profit it is owed under this contract until it is probable it will collect that additional amount.

Although the Company expects to recover amounts owed to it (including final vendor and subcontractor settlements), it is also reasonably possible that the Company will not recover all of its costs and profit recognized on the project; particularly if the customer's financial situation continues to deteriorate and if (i) any dispute regarding the ownership of the equipment in the possession of the Company is resolved adversely to the Company; or (ii) such equipment cannot be used on another similar project or liquidated by the Company to recover all or a portion of the amount owed. NRG has announced that it is in default on certain of its debt facilities, has failed to make certain principal and interest payments, and is currently working on a comprehensive restructuring plan. The amount, if any, that may not be recoverable is dependent upon the final amounts to be expended by the Company related to the project, the amount to be realized upon disposition of the equipment related to the project and the financial wherewithal of the customer in the future, which is dependent upon its ability to restructure and/or reach agreement with its creditors or to obtain additional funding from its parent company.

The Company has, in connection with its evaluation of the Pike project, estimated that (i) it has or will incur costs of approximately $75,000,000 to $80,000,000 over the amounts that have been previously collected from Pike and
(ii) equipment that was to be installed on the project could be liquidated for approximately $40,000,000 to $60,000,000. Although the Company does not believe a loss has been incurred as of November 30, 2002, based on these estimates, if the Company is unable to collect additional amounts from its customer (or its affiliates), the Company's potential future loss on the Pike project could range from $15,000,000 to $40,000,000.

Any potential loss on the project will be recognized (charged to earnings) in the period when it becomes evident that a loss has occurred and amount of the loss can be reasonably estimated.

The Covert & Harquahala Projects

On October 10, 2002, the parent company, PG&E Corp. ("PG&E") of a customer, PG&E National Energy Group, Inc. ("NEG") announced it had notified its lenders it did not intend to make further equity contributions as required under the credit facility to fund two projects, Covert and Harquahala, currently in progress on which the Company is the EPC contractor. As of January 14, 2003, the Company continues working on the projects under the contract terms. As of December 31, 2002, these two projects were each over 75% complete with a total cost at completion of over $600,000,000 each. Therefore, the Company believes these projects are unlikely to be canceled. If the projects were ultimately terminated prior to completion, although no assurances can be made, the Company believes that it would be able to recover any amounts owed to it under the contracts through collection from the customer, its parent, and/or the lenders. In addition, the Company believes that it has first lien rights, superior to the primary lenders, on the partially completed projects. However, the Company cannot guarantee that these projects will be completed.

Three related agreements for each project combine to effect the target price contracts. One agreement with each project entity provides for a fixed price subject to increase by change orders and claims, while the other agreements provide for payment from NEG of costs in excess of the fixed price. As of December 31, 2002, the Company's cost estimates indicate total costs for the two projects will exceed the combined original target prices by approximately $55,000,000, of which the Company believes substantial amounts will be recovered through claims and change orders. Approved change orders and claims are recoverable under the fixed price agreements from the project entities or the lenders, in the event of assignment. Any costs in excess of the fixed price, as revised for approved change orders and claims, are nevertheless recoverable from NEG. Although these costs will remain due from NEG, the Company may not be able to collect all of these costs, should NEG be unable to pay. Due to increases in cost estimates, the Company reversed during the three months ended November 30, 2002, $7,700,000 of profit previously recognized on these projects.

On December 13, 2002, the Company filed suit in the. U.S District Court in Delaware seeking a declaration that NEG has repudiated the contracts and that the Company is entitled to adequate assurances of performance under these contracts, including adequate assurance of payment. The suit further requests that in the event adequate assurance is not provided, the Company be relieved of its obligation to complete the EPC services on these projects. In addition, the Company has provided a notice of default under the agreements to NEG and its lenders, and of its right to terminate the contracts as early as January 15, 2003, unless adequate assurance of payment under the contracts can be made.

Although no assurances can be made, the Company believes it will recover all amounts owed to it under these contracts through collection from NEG, the project entities or their lenders. It is reasonably possible however, that the Company may not collect all future amounts owed to it under this project which could have a material adverse effect on operating results in the period when the uncollectable amounts would be recognized.

Note 13 - Changes in Accounting Principles

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 -"Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 - "Accounting for Stock Based Compensation" to allow those companies which decide to adopt the fair value recognition provision of SFAS No. 123 to choose between alternative methods to transition to this method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28
- "Interim Financial Reporting" to require Companies to disclose in the summary of significant accounting policies in annual and interim financial statements their accounting policy for stock-based employee compensation and the effect of this policy on reported net income and earnings per share. The Company does not anticipate adopting the fair value method of accounting for stock-based compensation as set forth in SFAS No. 123 and, therefore, the Company will not be affected by the transition provisions of SFAS No.148. The Company anticipates providing the additional disclosures required by SFAS No. 148 in its Condensed Consolidated Financial Statements for the quarter ended February 28, 2003.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at November 30, 2002, and the results of their operations for the three-month period then ended and should be read in conjunction with (i) the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect the Company or Shaw or its management "believes," "expects," "anticipates," "plans," or other similar expressions) are forward-looking statements. These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions. They are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; changes in investment by the energy, power and environmental and infrastructure industries; the availability of qualified engineers and other professional staff needed to execute contracts; the uncertain timing of awards and contracts; cost overruns on fixed, maximum or unit priced contracts; cost overruns which negatively affect fees to be earned or cost variances to be shared on cost plus contracts; changes in laws and regulations and in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services, including the ability to recover for changed conditions; the ability of the Company to successfully integrate acquisitions; the protection and validity of patents and other intellectual property; and various legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company's filings with the Securities and Exchange Commission, particularly "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

General

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

The Company has three operating segments: Integrated EPC (engineering, procurement and construction - "EPC") Services, Environmental & Infrastructure ("Shaw E&I"), and Manufacturing and Distribution.

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

Critical Accounting Policies

Item 7 included in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 presents the accounting policies and related estimates that the Company believes are the most critical to understanding its consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. Information regarding the Company's other accounting policies is included in the Notes to Consolidated Financial Statements in Item 8 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the Company's net revenues that certain income and expense items represent:


                                                        (Unaudited)
                                                     Three Months Ended
                                                        November 30,
                                                    2002           2001
                                                 ----------     ----------
Revenues                                              100.0%         100.0%
Cost of revenues                                       91.7           86.2
                                                 ----------     ----------
Gross profit                                            8.3           13.8

General and administrative expenses                     5.0            6.8
                                                 ----------     ----------
Operating income                                        3.3            7.0

Interest expense                                       (0.6)          (1.3)
Interest income                                         0.1            0.7
Other, net                                               --            0.1
                                                 ----------     ----------
                                                       (0.5)          (0.5)
                                                 ----------     ----------
Income before income taxes and earnings
    (losses) from unconsolidated entities               2.8            6.5
Provision for income taxes                              1.0            2.3
                                                 ----------     ----------
Income before earnings (losses) from
    unconsolidated entities                             1.8            4.2
Earnings (losses) from unconsolidated entities         (0.1)            --
                                                 ----------     ----------
Net income                                              1.7%           4.2%
                                                 ==========     ==========

General

The Company's revenues by industry sectors approximated the following for the periods presented:

                                                 Three Months Ended November 30,
                                               2002                            2001
                                  -----------------------------   -----------------------------
Industry Sector                   (in millions)         %         (in millions)         %
---------------                   -------------    ------------   -------------    ------------
Power Generation                   $      560.7              56%   $      319.1              70%

Environmental and Infrastructure          317.6              32            37.1               8
Process Industries                         73.0               7            57.1              13
Other Industries                           45.6               5            40.3               9
                                   ------------    ------------    ------------    ------------
                                   $      996.9             100%   $      453.6             100%
                                   ============    ============    ============    ============

The Company's revenues increased to $996.9 million for the three months ended November 30, 2002 from $453.6 million for the three months ended November 30, 2001. This increase in revenue included an approximate $241.6 million increase in revenues from the power generation industry sector. This increase was attributable to increased revenue from the Integrated EPC Services segment for contracts for the construction of new gas-fired power plants, most of which were entered into in fiscal 2001 and early fiscal 2002. Additionally, during the third quarter of fiscal 2002, the Company acquired most of the assets and assumed certain liabilities of the IT Group, a leading provider of environmental and infrastructure services to governmental and commercial customers. As a result of this acquisition, the Company formed a new Environmental & Infrastructure business segment, by combining the acquired IT Group operations with the Company's existing environmental and infrastructure businesses. This acquisition increased the Company's revenues from environmental and infrastructure services to $317.6 million for the three months ended November 30, 2002 from revenues of $37.1 million for the three months ended November 30, 2001, or an increase of $280.5 million. The Company anticipates that revenues for the remainder of fiscal 2003 will be lower than revenues for the current quarter due to the downturn in the domestic power market.

The Company's revenues by geographic regions approximated the following for the periods presented:

                                       Three Months Ended November 30,
                                    2002                            2001
                       -----------------------------   -----------------------------
Geographic Region      (in millions)         %         (in millions)          %
-----------------      -------------    ------------   -------------    ------------

United States           $      874.3              88%   $      364.5              80%
Asia/Pacific Rim                48.2               5            29.2               6
Other North America             40.2               4            22.0               5
Europe                          22.6               2            27.2               6
South America                    6.5               1             4.4               1
Middle East                      2.1              --             3.5               1
Other                            3.0              --             2.8               1
                        ------------    ------------    ------------    ------------
                        $      996.9             100%   $      453.6             100%
                        ============    ============    ============    ============

Revenues for domestic projects increased $509.8 million to $874.3 million for the three months ended November 30, 2002 from $364.5 million for the three months ended November 30, 2001. This increase primarily resulted from an increase in power generation revenues and the acquisition of the IT Group.

Revenues for international projects increased $33.5 million, or 38%, to $122.6 million for the three months ended November 30, 2002 from $89.1 million for the same period of the prior year. The revenue increase in the Far East was primarily a result of the work performed on a 600,000 tons per year ethylene plant in China that is scheduled for completion in fiscal 2005. Additionally, the revenue increase in Other North America is attributable to revenues realized from the Canadian operations of the IT Group.

Total backlog at November 30, 2002 was approximately $5.0 billion as compared with $5.6 billion at August 31, 2002. The decrease in backlog was attributable to reduction in demand for power generation services. Approximately 88% of the backlog relates to domestic projects, and roughly 47% of the backlog relates to work currently anticipated to be completed during the 12 months following November 30, 2002. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs.

Backlog at November 30, 2002 by industry sector is as follows (in millions):

Environmental and Infrastructure                $    2,264.3              45%
Power Generation                                     2,150.7              43
Process Industries                                     527.3              11
Other Industries                                        59.5               1
                                                ------------    ------------
                                                $    5,001.8             100%
                                                ============    ============

Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits.

The following presents a comparison of the Company's operating results from the three months ended November 30, 2002 as compared with the three months ended November 30, 2001 for the Company's three business segments.

Integrated EPC Services Segment

The Integrated EPC Services revenues from customers in the following industry sectors approximated the following for the periods indicated:

                                       Three Months Ended November 30,
                                     2002                            2001
                         ----------------------------   -----------------------------
Industry Sector          (in millions)        %         (in millions)         %
---------------          ------------    ------------   -------------    ------------
Power Generation         $      557.5              84%   $      316.0              79%

Process Industries               68.2              10            53.2              14

Other Industries                 41.0               6            29.7               7
                         ------------    ------------    ------------    ------------
                         $      666.7             100%   $      398.9             100%
                         ============    ============    ============    ============

Revenues increased 67% to $666.7 million for the three months ended November 30, 2002, as compared with $398.9 million for the same period in the prior year. The increase in revenues is due to increased revenue from contracts for the construction of new gas fired-power plants, most of which were entered into fiscal 2001 and early fiscal 2002. However, as discussed in Note 12 of Notes to Condensed Consolidated Financial Statements demand for the construction of new gas-fired power plants decreased significantly in fiscal 2002 and certain of the Company's in-process contracts were cancelled or suspended during the fourth quarter of fiscal 2002. While the Integrated EPC Services segment will realize increases in revenue related to the construction and maintenance of nuclear power plants and from other power activities in fiscal 2003 as compared with fiscal 2002, it is anticipated that due to the downturn in the market for the construction of new gas-fired power plants that the segment's revenues will be substantially less in each of the last three quarters of fiscal 2003 as compared with the first quarter of fiscal 2003 as large EPC projects booked in 2001 and early 2002 are completed.

Segment gross profit decreased to $45.6 million in the three months ended November 30, 2002 from $48.9 million in the three months ended November 30, 2001 and the gross profit margin percentage for the three months ended November 30, 2002 decreased to 6.8% from 12.3% in the prior year. Gross profit in the three months ended November 30, 2002 was increased (cost of revenues decreased) by approximately $2.7 million for the amortization of liability adjustments to the fair value of contracts acquired in the Stone &Webster acquisition. (See Note 11 of Notes to Condensed Consolidated Financial Statements.)

The decrease in gross margin and gross margin percentages in the first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002 was attributable primarily to (i) adjustments to certain EPC contract costs estimates in the first quarter of fiscal 2003 which reduced, on a cumulative basis , the total estimated earnings on the contracts and (ii) a significantly higher percentage of segment revenues being derived from lower margin revenue sources including (a) revenues from large equipment purchases that carry a very low gross margin due to the "pass through" nature of their underlying costs, which revenues were approximately $130 million (approximately 19% of segment revenues) for the three months ended November 30, 2002 as compared with approximately $30 million (approximately 8% of segment revenues) for the three months ended November 30, 2001, and (b) revenues from pipe fabrication (which carry higher gross profit margins than stand-alone EPC contracts), which decreased slightly in the first quarter of fiscal 2003 versus 2002 thereby resulting in pipe fabrication contributing a much lower percentage of total segment revenues.

Segment backlog at November 30, 2002 was approximately $2.7 billion as compared with approximately $3.3 billion at August 31, 2002, and was comprised of the following:

                                       November 30,2002
                                 ----------------------------
Industry Sector                  (in millions)         %
---------------                  -------------   ------------

Power Generation
   Nuclear Power                  $    1,156.2             43%
   Fossil Fuel EPC                       612.2             22
   Other                                 382.3             14
                                  ------------   ------------
Total Power Generation                 2,150.7             79
Process Industries                       526.1             19
Other Industries                          58.4              2
                                  ------------   ------------
Total Integrated EPC Services     $    2,735.2            100%
                                  ============   ============

The segment's backlog declined from August 31, 2002 because the amount of work performed on power generation contracts was not fully replaced with new orders due to the downturn in demand for power generation services.

The Company anticipates that in the future, the Integrated EPC Services segment will continue to derive significant revenues from the power industry (including both fossil fuel and nuclear) as the segment expects to increase its revenues from other sectors of the domestic power industry through, for example, contracts to re-power, refurbish or maintain existing power plants, and to provide and install emission control equipment. Further, although award levels will be less than in prior years, the Company anticipates it will continue to design and construct new power plants - primarily for regulated utilities.

Additionally, the Company has seen increases in bid and proposal activity in various foreign process and power industry sectors.

(Note: See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of the contingencies related to certain cancelled and active Integrated EPC Services projects.)

Environmental and Infrastructure Segment

Environmental & Infrastructure segment revenues for the three months ended November 30, 2002 were $317.6 million as compared with revenues in the same period of the prior fiscal year of $37.1 million, an increase of $280.5 million. This increase was entirely attributable to the Company's acquisition of the IT Group assets (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Gross margin for the three months ended November 30, 2002 was $34.0 million as compared with $8.8 million for the same period of the prior year. Gross profit in the three months ended November 30, 2002 was positively impacted (cost of revenues decreased) by approximately $3.0 million for the net amortization of asset/liability adjustments to the fair value of contracts acquired in the IT Group acquisition. (See Note 4 and Note 11 of Notes to Consolidated Financial Statements.)

The gross margin percentage was approximately 10.7% for the three months ended November 30, 2002 and approximately 23.6% for the three months ended November 30, 2001. The reduction in the gross margin percentage for the three months ended November 30, 2002 as compared with the three months ended November 30, 2001 was attributable to lower margin contracts associated with the businesses acquired in the IT Group transaction. The Company anticipates that for the remainder of fiscal 2003 the gross margin percentage for the Environmental & Infrastructure segment will approximate the gross margin realized during the three months ended November 30, 2002. The difference in the gross margin percentages between the Company's pre-IT Group environmental and infrastructure operations (primarily infrastructure and hazardous material clean up and disposal) and those acquired in the IT Group asset acquisition (environmental clean-up, landfills and facilities management) is primarily attributable to such factors as different customers, competition and mix of services.

Backlog in this segment at both November 30, 2002 and August 31, 2002 was approximately $2.3 billion. The Company believes the Environmental & Infrastructure segment revenues will increase over the next several years, as a result of a combination of factors, such as, market opportunities in various environmental clean-up, homeland defense and infrastructure markets and the Company's belief that it will be able to re-gain market share which the IT Group lost while it was experiencing financial difficulties, including the period in which it was in bankruptcy during the first four months of calendar 2002. The Company anticipates that segment revenue will decline in the second quarter of fiscal 2003 and recover in the third and fourth quarters of fiscal 2003.

Manufacturing and Distribution Segment

Revenues decreased to $12.6 million for the three months ended November 30, 2002 from $17.5 million for the three months ended November 30, 2001. Additionally, segment net income decreased in the first quarter of fiscal 2003 to approximately $.5 million from approximately $1.7 million in the first quarter of fiscal 2002. These decreases were attributable to market conditions, which reflected less demand and resultant pricing pressures.

General and Administrative Expenses, Interest Expense and Income, and Income
Taxes

General and administrative expenses increased to approximately $49.9 million for the quarter ended November 30, 2002 as compared with $30.9 million for the quarter ended November 30, 2001. As a percentage of revenues, however, general and administrative expenses decreased to 5.0% for the three months ended November 30, 2002 compared with 6.8% for the three months ended November 30, 2001. A substantial portion of the approximate $19 million increase in general and administrative costs is attributable to the operations of Shaw E&I (comprised largely of the IT Group businesses which the Company acquired in the third quarter of fiscal 2002). Many of Shaw E&I's contracts are cost-plus and allow for reimbursement of general and administrative costs. Accordingly, a large percentage of Shaw E&I's general and administrative costs are directly reimbursed through its contract provisions. Additionally, the Company is incurring increased depreciation and facilities costs in fiscal 2003 resulting from capital projects completed in the latter part of fiscal 2002. The Company anticipates that it will reduce its total general and administrative expenses in the remaining quarters of fiscal 2003 from the first quarter 2003 level as a result of reduced revenues from the construction of gas power generation plants.

Interest expense for the quarters ended November 30, 2002 and November 30, 2001 was approximately $5.8 million. Substantially all of the Company's borrowings are attributable to its LYON's subordinated debentures which were issued in fiscal 2001 (see Note 7 of Notes to Condensed Consolidated Financial Statements). Accordingly, the Company's interest expense for the quarter ended November 30, 2002 remained comparable with interest expense for the same period in fiscal 2002 because there was no substantive change in the amounts borrowed or interest rates. The Company's interest costs include the amortization of loan fees associated with the LYONs and the Credit Facility and, therefore, the Company's interest expense is higher than would be expected based on its borrowing levels and the LYONs stated interest rate. The primary components (accretion of zero coupon discount interest and amortization of loan fees) of the Company's interest expense are non-cash charges.

Interest income for the quarter ended November 30, 2002 decreased to approximately $1.5 million from $3.0 million for the quarter ended November 30, 2001 as a result of lower interest rates and lower levels of invested funds.

The Company's effective tax rate was 36% for the quarters ended November 30, 2002 and 2001. The Company's tax rate is primarily impacted by the mix of foreign (including foreign export sales) versus domestic work.

Liquidity and Capital Resources

Net cash used in operations was $69.1 million for the three months ended November 30, 2002 compared with $79.2 million of net cash provided by operations for the three months ended November 30, 2001. For the quarter ended November 30, 2002 cash was increased by (i) net income of $16.5 million, (ii) deferred tax expense, depreciation and amortization of $14.1 million, and (iii) interest accretion and loan fee amortization of $5.1 million. These increases were more than offset as net cash was decreased by changes in certain assets and liabilities of $102.0 million, comprised primarily of reductions in accounts payable and advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts. Partially offsetting these uses of cash was an increase in accrued expenses. During fiscal 2002 and 2001, the Company billed and collected substantial advanced billings on its larger EPC contracts, which positively impacted cash flow in fiscal 2002 and 2001, however, the Company's cash flow in the first quarter of fiscal 2003 was negatively impacted as the Company utilized these funds to pay project costs. Further, the Company did not receive a substantial amount of advanced billings in the first quarter of fiscal 2003. The Company expects that its cash flow will continue to be negatively impacted by the payment of project costs for which it has received advance payments during the remainder of fiscal 2003.

Additionally, the Company acquired a large number of contracts in the Stone & Webster and IT Group acquisitions with lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster and the IT Group on negotiating and executing contracts prior to acquisition. These contracts were adjusted to their fair value as an asset or liability and the related amortization of the liability has the net effect of reducing cost of revenues for the contracts as they are completed, while the amortization of the asset increases costs of revenues. Cost of revenues was reduced on a net basis by approximately by approximately $5.7 million and $8.1 million during the quarters ended November 30, 2002 and 2001, respectively, through the amortization of these adjustments, which is a non-cash component of income. The amortization of these assets and liabilities resulted in a corresponding net increase in gross profit. The adjustments are amortized over the lives of the contracts, which for certain IT Group contracts, will continue for five to ten years. See Note 4 and Note 11 of Notes to Condensed Consolidated Financial Statements.

Net cash used in investing activities was $6.8 million for the first quarter of fiscal 2003, compared to $2.4 million for the same period of the prior fiscal year. During the first three months of fiscal 2003, the Company purchased $7.5 million of property and equipment which represents a "normal" level of property and equipment expenditures for its existing operations.

Net cash used in financing activities totaled $49.3 million for the quarter ended November 30, 2002, compared to $3.8 million of net cash used in the first quarter of fiscal 2002. During the three months ended November 30, 2002 the Company purchased approximately 3,171,000 shares of its Common Stock for a cost of approximately $47.8 million. These purchases completed the Company's $100 million Common Stock repurchase program that it initiated in September 2001. The Company also made payments on credit lines, debt and leases of approximately $1.7 million.

The Company's primary credit facility ("Credit Facility"), dated July 2000, is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the limits of this facility. The Credit Facility was amended on February 28, 2002 to, among other matters, increase the total Credit Facility to $350 million from $300 million and to eliminate the previous $150 million limit on letters of credit. The amended Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company of its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25 million aggregate limit on the amount of the Company's Common Stock repurchases and/or LYONs repurchases made subsequent to February 28, 2002, without prior consent. Subsequent consent was provided to allow the Company to complete in October 2002 the $100 million Common Stock repurchase program which was authorized by the Company's Board of Directors in September 2001(see Note 2 of Notes to Condensed Consolidated Financial Statements). As of November 30, 2002, the Company was in compliance with these covenants or had obtained the necessary waivers. At November 30, 2002 letters of credit of approximately $173.2 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at November 30, 2002 was approximately $176.8 million. At November 30, 2002, the interest rate on this line of credit was either 4.25% (if the prime rate index had been chosen) or 2.94% (if the LIBOR rate index had been chosen).

Although the Company had no borrowings outstanding under the Credit Facility as of November 30, 2002, the Credit Facility is still fully available to the Company. As of November 30, 2002, the Credit Facility was being used primarily to provide letters of credit to satisfy various project guarantee requirements. The Company currently anticipates that it will revise and extend the Credit Facility in the second or third quarter of fiscal 2003. The Company has also previously used this Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions, including the acquisition of substantially all of the operating assets of Stone & Webster.

The Company's cash flow and/or working capital for the remainder of fiscal 2003 will be impacted by such factors as (i) the amount of increased working capital necessary to support the operations and the settlement of assumed liabilities of the recently acquired IT Group, (ii) payment of costs on projects for which significant advance payments had been previously received and the timing and negotiated payment terms of its projects, (iii) developments with respect to the Pike, NEG and other IPP projects (see Note 12 of Notes to Condensed Consolidated Financial Statements) and (iv) its capital expenditures program. Further, the Company anticipates recording in the third quarter of fiscal 2003 an increase in the current maturity of long term debt (as a reduction to working capital) related to the Company's LYONs' obligations. This adjustment will not affect actual liquidity requirements in fiscal 2003. However, an adjustment to classify a substantial amount of the debt as having a current maturity will be required because the owners of the LYONs' notes are permitted, if they choose to do so, to submit these notes to the Company in May 2004 for repurchase by the Company. The Company may choose to repurchase the LYONs in either cash or shares of the Company's Common Stock, or a combination of Common Stock and cash. Accordingly, as a result of these factors, the Company's expects its working capital position to decrease during the next twelve months.

The Company believes that its $355 million of working capital and unused borrowing capacity of $176.8 million at November 30, 2002, is in excess of its identified short-term working capital needs, (based on its existing operations) and that it will have sufficient working capital and borrowing capacity to fund its operations for the next twelve months.

Financial Accounting Standards Board Statements

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 -"Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 - "Accounting for Stock Based Compensation" to allow those companies which decide to adopt the fair value recognition provision of SFAS No. 123 to choose between alternative methods to transition to this method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28
- "Interim Financial Reporting" to require Companies to disclose in the summary of significant accounting policies in annual and interim financial statements their accounting policy for stock-based employee compensation and the effect of this policy on reported net income and earnings per share. The Company does not anticipate adopting the fair value method of accounting for stock-based compensation as set forth in SFAS No. 123 and, therefore, the Company will not be affected by the transition provisions of SFAS No.148. The Company anticipates providing the additional disclosures required by SFAS No. 148 in its Condensed Consolidated Financial Statements for the quarter ended February 28, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of November 30, 2002, the Company had a $350 million credit facility ("Credit Facility") that permits both revolving credit loans and letters of credit. At November 30, 2002 letters of credit of approximately $173.2 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. The Company's total availability under the Credit Facility at November 30, 2002 was approximately $176.8 million. At November 30, 2002, the interest rate on this line of credit was either 4.25% (if the prime rate index had been chosen) or 2.94% (if the LIBOR rate index had been chosen). See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion of this line of credit.

Foreign Currency Risks

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency that is different than its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of November 30, 2002, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

     a) Evaluation of disclosure controls and procedures. Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

               o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

               o the Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

     b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

     On August 5, 2002, the Company was notified by NRG Energy, Inc. ("NRG") that due to liquidity issues, neither NRG nor its subsidiary, LSP-Pike Energy, LLC ("Pike"), could make the next scheduled payment on the project for which the Company had a contract involving engineering, procurement, and construction of a combined cycle power plant in Holmesville, Mississippi. Consequently, on October 17, 2002 the Company filed an involuntary petition for liquidation of LSP-Pike Energy, LLC, under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson Division, to protect its rights, claims and security interests in and to the assets of Pike. Additionally, the Company filed suit against NRG and Xcel, and certain of their officers in the United States District Court for the Southern District of Mississippi, Jackson Division, to collect amounts due, damages and costs. A lien has also been filed on the project property. The Company is continuing discussions with NRG, Xcel, and the lenders in an effort to resolve this matter. In December 2002, Pike disputed the bankruptcy petition in court and discovery is currently proceeding. Also see Note 12 to the Notes to the Condensed Consolidated Financial Statements in Part I of this report, which is hereby incorporated by reference, for a further discussion of the Pike project.


     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal quarter ended November 30, 2002, there were no matters submitted by the Company to a vote of its security holders.


     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

       99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

       99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     B.   Reports on Form 8-K

          During the quarter ended November 30, 2002, the Company did not file a Form 8-K.

                          SIGNATURES AND CERTIFICATIONS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE SHAW GROUP INC.


Dated: January 14, 2003                  /s/ Robert L. Belk
                                         ----------------------------------
                                         Chief Financial Officer
                                         (Duly Authorized Officer)

                                 CERTIFICATIONS

     I, J.M. Bernhard, Jr., President and Chief Executive Officer of The Shaw Group Inc., certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of The Shaw Group Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                    /s/ J. M. Bernhard, Jr.
                                          --------------------------------------
                                          J. M. Bernhard, Jr.
                                          President and Chief Executive Officer

     I, Robert L. Belk, Executive Vice President and Chief Financial Officer of The Shaw Group Inc., certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of The Shaw Group Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

                                          /s/ Robert L. Belk
                                          -----------------------------------
                                          Robert L. Belk
                                          Executive Vice President and
                                          Chief Financial Officer

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX


     Form 10-Q Quarterly Report for the Quarterly Period ended November 30,
     2002.

     A.   Exhibits

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).