Form 10-Q
period 2003-02-28
SHAW GROUP INC
filed 2003-04-14
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended        February 28, 2003
                                        ----------------------------------------

                                       or

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------   ------------------

         Commission File Number:                        0-22992
                                -----------------------------------------------


                               THE SHAW GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Louisiana                                 72-1106167
---------------------------------------  --------------------------------------
       (State of Incorporation)          (I.R.S. Employer Identification Number)

4171 Essen Lane, Baton Rouge, Louisiana                   70809
---------------------------------------- ---------------------------------------
(Address of principal executive offices)               (Zip Code)

                                  225-932-2500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock, no par value, 37,742,716 shares outstanding as of April 11, 2003.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - February 28, 2003
                  and August 31, 2002                                                3-4

               Condensed Consolidated Statements of Operations - For the Three
                  and Six Months Ended February 28, 2003 and 2002                    5

               Condensed Consolidated Statements of Cash Flows - For the Six
                  Months Ended February 28, 2003 and 2002                            6

               Notes to Condensed Consolidated Financial Statements                  7-21

    Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          22-34

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk             35

    Item 4. -  Controls and Procedures                                               36

Part II - Other Information

    Item 1. - Legal Proceedings                                                      37

    Item 4. - Submission of Matters to a Vote of Security Holders                    38

    Item 6. - Exhibits and Reports on Form 8-K                                       38-39

Signature Page                                                                       40

Certifications                                                                       41-42

Exhibit Index                                                                        43

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                        February 28,    August 31,
                                                                            2003           2002
                                                                        ------------   ------------
Current assets:
     Cash and cash equivalents                                          $    193,893   $    401,764
     Escrowed cash                                                            96,500         96,500
     Marketable securities, held to maturity                                  58,084         54,952
     Accounts receivable, including retainage, net                           425,295        436,747
     Accounts receivable from unconsolidated entity                            1,018             32
     Inventories                                                              95,603         99,009
     Cost and estimated earnings in excess of billings
        on uncompleted contracts                                             201,183        248,360
     Deferred income taxes                                                    67,594         73,903
     Prepaid expenses and other current assets                                34,917         39,087
                                                                        ------------   ------------
             Total current assets                                          1,174,087      1,450,354

Investments in and advances to unconsolidated entities, joint ventures
     and limited partnerships                                                 28,605         37,729

Investments in securities available for sale                                   7,442          7,235

Property and equipment, less accumulated depreciation
     of $103,079 at February 28, 2003 and $84,055 at
     August 31, 2002, respectively                                           201,413        206,225

Goodwill                                                                     501,363        499,004

Other assets                                                                 102,883        103,653
                                                                        ------------   ------------
                                                                        $  2,015,793   $  2,304,200
                                                                        ============   ============

                                   (Continued)

         The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        February 28,     August 31,
                                                                            2003             2002
                                                                        ------------    ------------
      Accounts payable                                                  $    324,071    $    390,165
      Accrued liabilities                                                    125,577         159,182
      Current maturities of long-term debt                                     2,074           3,102
      Short-term revolving lines of credit                                        --           1,052
      Current portion of obligations under capital leases                      1,601           2,200
      Deferred revenue - prebilled                                            15,726          11,503
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                   275,348         424,724
      Contract liability adjustments                                          42,307          69,140
      Accrued contract losses and reserves                                    24,338          11,402
                                                                        ------------    ------------
           Total current liabilities                                         811,042       1,072,470

Long-term debt, less current maturities                                      528,694         521,190

Obligations under capital leases, less current obligations                     1,455             957

Deferred income taxes                                                         12,657          15,452

Other liabilities                                                             12,686           1,874

Commitments and contingencies                                                     --              --

Shareholders' equity:
      Preferred stock, no par value, no shares issued and outstanding             --              --
      Common stock, no par value,
         37,742,716 and 40,841,627 shares outstanding, respectively          494,882         494,581
      Retained earnings                                                      274,526         265,945
      Accumulated other comprehensive income (loss)                          (20,236)        (16,193)
      Treasury stock, 5,331,655 and 2,161,050 shares, respectively           (99,913)        (52,076)
                                                                        ------------    ------------
           Total shareholders' equity                                        649,259         692,257
                                                                        ------------    ------------
                                                                        $  2,015,793    $  2,304,200
                                                                        ============    ============


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                         Three Months Ended          Six Months Ended
                                                                             February 28,               February 28,
                                                                         2003          2002          2003          2002
                                                                      ----------    ----------    ----------    -----------
Income:
    Revenues                                                          $  720,458    $  566,227    $1,717,364    $ 1,019,836
    Cost of revenues                                                     678,605       498,485     1,593,085        889,384
                                                                      ----------    ----------    ----------    -----------
      Gross profit                                                        41,853        67,742       124,279        130,452

General and administrative expenses                                       49,230        33,026        99,122         63,934
                                                                      ----------    ----------    ----------    -----------

Operating income (loss)                                                   (7,377)       34,716        25,157         66,518

Interest expense                                                          (5,759)       (5,431)      (11,533)       (11,236)
Interest income                                                            2,065         2,399         3,604          5,421
Other income, net                                                            132            77            33            444
                                                                      ----------    ----------    ----------    -----------
                                                                          (3,562)       (2,955)       (7,896)        (5,371)
Income (loss) before income taxes and earnings (losses) from
    unconsolidated entities                                              (10,939)       31,761        17,261         61,147
Provision for income taxes (benefit)                                      (4,456)       11,434         5,696         22,019
                                                                      ----------    ----------    ----------    -----------

Income (loss) before earnings (losses) from unconsolidated entities       (6,483)       20,327        11,565         39,128
Earnings (losses) from unconsolidated entities, net of  taxes             (1,389)        1,013        (2,984)         1,164
                                                                      ----------    ----------    ----------    -----------
Net income (loss)                                                     $   (7,872)   $   21,340    $    8,581    $    40,292
                                                                      ==========    ==========    ==========    ===========


Net income (loss) per common share:
    Basic income (loss) per common share                              $    (0.21)   $     0.53    $     0.23    $      0.99
                                                                      ==========    ==========    ==========    ===========

    Diluted income (loss) per common share                            $    (0.21)   $     0.51    $     0.22    $      0.95
                                                                      ==========    ==========    ==========    ===========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                     February 28,
                                                                                  2003          2002
                                                                               ----------    ----------
Cash flows from operating activities:
     Net income                                                                $    8,581    $   40,292
     Depreciation and amortization                                                 22,908        12,185
     Provision for deferred income taxes                                            5,196        20,323
     Amortization of contract adjustments                                         (14,743)      (14,055)
     Non-cash interest expense                                                     10,329        10,157
     Other operating activities, net                                             (173,477)       60,101
                                                                               ----------    ----------
Net cash provided by (used in) operating activities                              (141,206)      129,003

Cash flows from investing activities:
     Purchases of marketable securities held to maturity                          (94,190)      (42,193)
     Maturities of marketable securities held to maturity                          91,058        71,898
     Purchases of property and equipment                                          (16,615)      (34,921)
     Proceeds from sale of assets                                                   2,948           102
     Investment in subsidiaries                                                    (1,200)           --
     Receipts from unconsolidated entities, net of advances                           415            74
     Proceeds from sale of securities                                                 175            --
     Investment in DIP loan - IT Group                                                 --       (44,000)
     Purchase of real estate option                                                    --       (12,183)
                                                                               ----------    ----------
Net cash used in investing activities                                             (17,409)      (61,223)

Cash flows from financing activities:
     Purchase of treasury stock                                                   (47,837)      (27,131)
     Repayment of debt and leases                                                  (1,187)       (3,701)
     Net proceeds (repayments) on revolving credit agreements                      (1,052)        5,437
     Issuance of common stock                                                         301         1,045
     Deferred credit costs                                                             --          (190)
                                                                               ----------    ----------
Net cash used in financing activities                                             (49,775)      (24,540)
Effect of exchange rate changes on cash                                               519          (768)
                                                                               ----------    ----------

Net increase (decrease) in cash and cash equivalents                             (207,871)       42,472

Cash, cash equivalents and escrowed cash- beginning of period                     498,264       443,304
                                                                               ----------    ----------

Cash, cash equivalents and escrowed cash- end of period                        $  290,393    $  485,776
                                                                               ==========    ==========

Supplemental disclosure:
     Noncash investing and financing activities:
     Property and equipment acquired under capital leases                      $    1,706    $       --
                                                                               ==========    ==========
     Common stock issued as additional consideration for PPM acquisition
           completed in fiscal 2000                                            $       --    $    1,971
                                                                               ==========    ==========
     Investment in securities available for sale acquired in
           lieu of interest payment                                            $       --    $      273
                                                                               ==========    ==========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Information

The accompanying condensed consolidated financial statements and financial information included herein have been prepared in accordance with the interim reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared annually in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should therefore refer to the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2002 of The Shaw Group Inc.

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") as of February 28, 2003 and for the three-month and six-month periods ended February 28, 2003 and 2002 and included herein is was not audited by the Company's independent auditors. However, the Company's management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2003.

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

Certain reclassifications have been made to the prior year's financial statements in order to conform with the current year's presentation.

Note 2 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to account for stock-based compensation by either recognizing an expense for the fair value of stock-based compensation upon issuance of a grant as presented in SFAS No. 123 and other SFAS's and interpretations or by the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 and related interpretations.

The Company accounts for its stock-based compensation under APB No. 25 which provides that no stock compensation expense is recognized if stock options and grants are issued at the market value of the underlying stock at the date of grant. However, if the Company had adopted the fair value method of accounting for stock-based compensation and had determined its stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the proforma amounts below (in thousands, except per share amounts):

                                                          Three months ended
                                                             February 28
                                                          2003          2002
                                                       ----------    ----------
Net income (loss)
     As reported                                       $   (7,872)   $   21,340
     Stock based employee compensation, net of taxes       (1,688)       (1,247)
                                                       ----------    ----------
     Proforma                                          $   (9,560)   $   20,093
                                                       ==========    ==========

Basic earnings (loss) per share:
     As reported                                       $    (0.21)   $     0.53
     Stock based employee compensation, net of taxes        (0.04)        (0.03)
                                                       ----------    ----------
     Proforma                                          $    (0.25)   $     0.50
                                                       ==========    ==========

Diluted earnings (loss) per share:
     As reported                                       $    (0.21)   $     0.51
     Stock based employee compensation, net of taxes        (0.04)        (0.03)
                                                       ----------    ----------
     Proforma                                          $    (0.25)   $     0.48
                                                       ==========    ==========

                                                           Six months ended
                                                             February 28
                                                          2003          2002
                                                       ----------    ----------
Net income :
     As reported                                       $    8,581    $   40,292
     Stock based employee compensation, net of taxes       (3,234)       (2,577)
                                                       ----------    ----------
     Proforma                                          $    5,347    $   37,715
                                                       ==========    ==========

Basic earnings per share:
     As reported                                       $     0.23    $     0.99
     Stock based employee compensation, net of taxes        (0.09)        (0.06)
                                                       ----------    ----------
     Proforma                                          $     0.14    $     0.93
                                                       ==========    ==========

Diluted earnings per share:
     As reported                                       $     0.22    $     0.95
     Stock based employee compensation, net of taxes        (0.08)        (0.05)
                                                       ----------    ----------
     Proforma                                          $     0.14    $     0.90
                                                       ==========    ==========


Note 3 - Capital Stock Transactions

In September 2001, the Company's Board of Directors authorized the Company to repurchase shares of its no par value Common Stock ("Common Stock"), depending on market conditions, up to a limit of $100,000,000. The Company has completed its purchases under this program by purchasing 5,331,005 shares at a cost of approximately $99,880,000. This includes 3,170,605 shares purchased at a cost of approximately $47,837,000 during the six months ended February 28, 2003 and 2,160,400 shares purchased at a cost of approximately $52,043,000 during the year ended August 31, 2002. Also included in Treasury Stock is 650 shares valued at approximately $33,000 that were returned in fiscal 2002 in connection with the finalization of an acquisition.

Note 4 - Acquisitions

The operating results of acquisitions are included in the Company's consolidated financial statements from the applicable date of the transaction.

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

The IT Group acquisition was recorded as a purchase, and accordingly, the Company's results of operations include those of the acquired IT Group and Beneco businesses from the respective acquisition dates. The Company has not completed all necessary appraisals of the property and equipment purchased nor has the Company completed the process of obtaining information about the fair value of all of the acquired assets and assumed liabilities. Accordingly, the Company anticipates that there will be further adjustments to the IT Group purchase price during the one year allocation period which will end on May 3, 2003.

The Company acquired a large number of contracts in progress and contract backlog for which the work had not commenced at the acquisition date. Under SFAS 141, "Business Combinations", construction contracts are defined as intangibles that meet the criteria for recognition apart from goodwill. These intangibles, like the acquired assets and liabilities, are required to be recorded at their fair value at the date of acquisition. The Company recorded these contracts at fair value using a market based discounted cash flow approach by recording contract asset and liability adjustments to the balance sheet. As of February 28, 2003 related assets of approximately $9,934,000 and liabilities of $43,908,000 (as adjusted by allocation period adjustments recorded as of February 28, 2003) have been established that are amortized to contract costs over the estimated lives of the underlying contracts and related production backlog. As of February 28, 2003 the amount of the accrued future cash losses on assumed contracts with inherent losses (accrued contract loss reserves) was estimated to be approximately $22,110,000 (including allocation period adjustments). Commencing with the initial recording of these contract adjustments and reserves in the year ended August 31, 2002, the assets and liabilities are amortized as work is performed on the contracts. The net amortization of the contracts adjustments recognized during the three months and six months ended February 28, 2003 was approximately $7,031,000 and $10,055,000 respectively, and has been reflected as a reduction in the cost of revenues, which resulted in a corresponding increase in gross profit. The activity related to these contract assets and liabilities is included in the table at the end of
Note 11.

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

LFG&E Acquisition

During the six months ended February 28, 2003 the Company's Environmental and Infrastructure segment acquired the assets of LFG&E, International, Inc. for a cash payment of approximately $1,200,000. Approximately $355,000 of goodwill was recognized on this transaction. LFG&E International, Inc. provides gas well drilling services to landfill owners and operators.

Note 5 - Inventories

The major components of inventories consist of the following as of the dates indicated (in thousands):

                         February 28, 2003               August 31, 2002
                  ------------------------------   ------------------------------
                  Weighted                         Weighted
                   Average     FIFO      Total      Average     FIFO      Total
                  --------   --------   --------   --------   --------   --------
Finished Goods    $ 32,583   $     --   $ 32,583   $ 33,583   $     --   $ 33,583
Raw Materials        2,977     52,570     55,547      3,144     51,249     54,393
Work In Process        636      6,837      7,473        878     10,155     11,033
                  --------   --------   --------   --------   --------   --------
                  $ 36,196   $ 59,407   $ 95,603   $ 37,605   $ 61,404   $ 99,009
                  ========   ========   ========   ========   ========   ========


Note 6 - Investment in Unconsolidated Entities

During the three and six months ended February 28, 2003, the Company recognized losses of approximately $1,400,000 and $3,000,000, respectively, from operations of its unconsolidated joint ventures which are accounted for on the equity method. These losses were primarily attributable to the Entergy/Shaw joint venture.

Additionally, as is common in the engineering, procurement and construction industries, the Company executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments included on the accompanying Condensed Consolidated Balance Sheets as of February 28, 2003 and August 31, 2002 are approximately $14,375,000 and $18,255,000 respectively, which generally represents the Company's cash contributions and earnings from these investments.

Note 7 - Debt

Revolving Lines of Credit

The Company's primary credit facility ("Credit Facility"), dated July 2000 is for a three-year term, and provides that both revolving credit loans and letters of credit may be issued within the $350,000,000 limits of this facility. The Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index, while the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25,000,000 aggregate limit on the amount of the Company's Common Stock repurchases and/or LYONs repurchases (see below) made subsequent to February 28, 2002, without prior consent. Subsequent consent was provided to allow the Company to complete in October 2002 the $100,000,000 Common Stock repurchase program which was authorized by the Company's Board of Directors in September 2001 (see Note 3 of Notes to Condensed Consolidated Financial Statements). As of February 28, 2003, the Company was in compliance with these covenants or had obtained the necessary waivers. At February 28, 2003 the Company did not have any outstanding borrowings under the Credit Facility, but had outstanding letters of credit of approximately $180,790,000.

The Credit Facility was amended and restated on March 17, 2003 (see Note 13 to Notes to Condensed Consolidated Financial Statements -"Subsequent Events").

As of February 28, 2003, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $25,500,000. These subsidiaries did not have any outstanding borrowings under these lines at February 28, 2003, but had letters of credit outstanding against these lines of approximately $3,600,000.

LYONs Convertible Securities

Effective May 1, 2001, the Company issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option Notes ("LYONs", "debt" or "the securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The debt is senior unsecured obligations of the Company and is convertible into the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain factors as defined in the agreement including but not limited to dividends or distributions payable on Common Stock, but will not be adjusted for accrued original issue discount. The Company realized net proceeds, after expenses, from the issuance of these securities of approximately $490,000,000.

The holders of the debt have the right to require the Company to repurchase the debt on May 1, 2004, May 1, 2006, May 1, 2011 and May 1, 2016 at the then accreted value. The Company has the right to fund such repurchases with shares of its Common Stock, at the current market value, cash, or a combination of Common Stock, and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the accreted value, if there is a change in control of the Company, as defined, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the accreted value, through cash payments, at any time after May 1, 2006. (On March 31, 2003 the Company purchased LYONs with an amortized value of approximately $256,700,000 ($384,600,000) aggregate principal value) pursuant to a Tender Offer - see Note 13 to Notes to Condensed Consolidated Financial Statements - "Subsequent Events").

Note 8 - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

                                                                            Three Months Ended      Six Months Ended
                                                                               February 28,           February 28,
                                                                             2003         2002       2003        2002
                                                                           --------    --------    --------    --------
Net income (loss)                                                          $ (7,872)   $ 21,340    $  8,581    $ 40,292

Additional pension liability not yet recognized in periodic
    pension expense, net of taxes                                            (6,300)         --      (6,300)         --
Foreign currency translation adjustments                                        489      (1,516)      1,785      (2,543)
Unrealized net gains (losses) on hedging activities, net of taxes                43         (88)        226        (177)
Unrealized gains (losses) on securities available for sale, net of taxes        (79)         (1)        294        (149)
   Less: Reclassification adjustments for gains included in net income          (48)         --         (48)         --
                                                                           --------    --------    --------    --------
Total comprehensive income (loss)                                          $(13,767)   $ 19,735    $  4,538    $ 37,423
                                                                           ========    ========    ========    ========


As of February 28, 2003, the Company recorded a $6,300,000 net of tax liability for one of its United Kingdom (U.K.) defined benefit retirement plans and its Canadian defined benefit retirement plan. This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. In accordance with SFAS No. 87 - "Employers Accounting For Pensions" the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is, therefore, reflected, net of tax, as a component of accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet. This liability will require the Company to increase its future contributions to the plan.

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Australian and Canadian dollars and the Euro (prior to January 1, 2002, the Dutch guilder).

The Company's hedging activities (which are generally limited to foreign exchange transactions) during the three months and six months ended February 28, 2003 and 2002 were not material.

Note 9 - Business Segments

During the quarter ended February 28, 2003 the Company reorganized its operations, which resulted in a change in its operating segments. The Company has segregated its business activities into three operating segments: ECM (Engineering, Construction and Maintenance) segment, Environmental and Infrastructure segment, and Fabrication, Manufacturing and Distribution segment. The primary change from the Company's previously reported segments is that the pipe fabrication and related operations were moved from the segment previously reported as the Integrated EPC Services segment to the segment previously reported as the Manufacturing and Distribution segment resulting in the new ECM segment and the Fabrication, Manufacturing and Distribution segment, respectively.

The following table presents information about segment results of operations and assets for the periods indicated. Certain reclassifications, primarily related to the new Environmental and Infrastructure segment established with the acquisition of the IT Group, Inc. and the changes discussed in the prior paragraph, have been made to conform the February 2002 information to the February 28, 2003 presentation basis (in thousands):

                                                                            FABRICATION,
                                                           ENVIRONMENTAL   MANUFACTURING
                                                                  &             AND
                                              ECM         INFRASTRUCTURE    DISTRIBUTION      CORPORATE           TOTAL
                                        --------------    --------------   --------------   --------------    --------------
THREE MONTHS ENDED FEBRUARY 28, 2003
Revenues from external customers        $      387,009    $      269,028   $       64,421   $           --    $      720,458
Intersegment revenues                           10,287             1,182            2,467               --            13,936
Net income (loss) before income taxes          (21,171)           21,261            3,541          (14,570)          (10,939)
Total assets                                   854,324           512,953          301,841          395,655         2,064,773

THREE MONTHS ENDED FEBRUARY 28, 2002
Revenues from external customers        $      432,651    $       35,336   $       98,240   $           --    $      566,227
Intersegment revenues                               29                --              465               --               494
Net income before income taxes                  26,044             3,444           13,744          (11,471)           31,761
Total assets                                   906,335            60,159          308,802          614,070         1,889,366

SIX MONTHS ENDED FEBRUARY 28, 2003
Revenues from external customers        $    1,001,430    $      574,707   $      141,227   $           --    $    1,717,364
Intersegment revenues                           20,027             3,334            6,226               --            29,587
Net income (loss) before income taxes           (7,513)           44,231           13,283          (32,740)           17,261

SIX MONTHS ENDED FEBRUARY 28, 2002
Revenues from external customers        $      759,472    $       72,480   $      187,884   $           --    $    1,019,836
Intersegment revenues                              126                --            1,991               --             2,117
Net income before income taxes                  50,408             7,106           24,514          (20,881)           61,147


Segment net income before income taxes does not include any Corporate management charges. Corporate had charged $11,589,000 and $22,067,000 to its segments for the three and six month periods ending February 28, 2002. As previously stated, the Company has restated prior year's data to conform with the current year presentation, including the elimination of these management charges. In fiscal 2003, Corporate began allocating certain depreciation to its segments; however, the assets remain at Corporate. The total depreciation allocated is as follows (in thousands).

                                                                            FABRICATION,
                                                           ENVIRONMENTAL   MANUFACTURING
                                                                 &               AND
                                              ECM         INFRASTRUCTURE    DISTRIBUTION      CORPORATE           TOTAL
                                        --------------    --------------   --------------   --------------    --------------
THREE MONTHS ENDED FEBRUARY 28, 2003    $        3,052    $           11   $           --   $       (3,063)   $           --
SIX MONTHS ENDED FEBRUARY 28, 2003               6,104                22               --           (6,126)               --

A reconciliation of total segment assets to consolidated total assets follows (in thousands):

                                                          FEBRUARY 28,
                                                   ------------------------
                                                      2003          2002
                                                   ----------    ----------
Total segment assets                               $2,064,773    $1,889,366
Elimination of intercompany payables                  (30,793)      (57,145)
Income tax entries not allocated to segments          (15,623)       (1,377)
Other consolidation adjustments and eliminations       (2,564)       (8,749)
                                                   ----------    ----------
Total consolidated assets                          $2,015,793    $1,822,095
                                                   ==========    ==========

Note 10 - Earnings (loss) Per Common Share

Computations of basic and diluted earnings (loss) per share are presented below (in thousands, except per share amounts).

                                                  Three Months Ended     Six Months Ended
                                                      February 28,         February 28,
                                                   2003        2002       2003       2002
                                                 --------    --------   --------   --------
BASIC:
Income (loss) available to common shareholders   $ (7,872)   $ 21,340   $  8,581   $ 40,292
                                                 ========    ========   ========   ========
Weighted average common shares                     37,741      40,299     38,081     40,610
                                                 ========    ========   ========   ========
Basic earnings (loss) per common share           $  (0.21)   $   0.53   $   0.23   $   0.99
                                                 ========    ========   ========   ========

DILUTIVE:
Income (loss) available to common shareholders   $ (7,872)   $ 21,340   $  8,581   $ 40,292
Interest on convertible debt, net of taxes             --       2,652         --      5,284
                                                 --------    --------   --------   --------
Income (loss) for diluted computation            $ (7,872)   $ 23,992   $  8,581     45,576
                                                 ========    ========   ========   ========
Weighted average common shares (basic)             37,741      40,299     38,081     40,610
Effect of dilutive securities:
Stock options                                          --         600        426        828
Convertible debt                                       --       6,556         --      6,556
                                                 ========    ========   ========   ========
Adjusted weighted average common shares and
   assumed conversions                             37,741      47,455     38,507     47,994
                                                 ========    ========   ========   ========
Diluted earnings (loss) per common share         $  (0.21)   $   0.51   $   0.22   $   0.95
                                                 ========    ========   ========   ========

For the three months and six months ended February 28, 2003 the Company had approximately 4,800,000 and 3,500,000 weighted-average incremental shares related to stock options that were excluded from the calculation of diluted income per share because they were antidilutive. For the three month and six months ended February 28, 2002 the Company had approximately 614,000 and 542,000 weighted-average incremental shares related to stock options that were excluded from the calculation of diluted income per share because they were antidilutive. Additionally, for the three months and six months ended February 28, 2003, the effect of the LYONs convertible debt has been excluded from the calculation of diluted income per share because it is antidilutive.

Note 11 - Goodwill and Other Intangibles

Goodwill

The following table reflects the changes (in thousands) in the carrying value of goodwill from September 1, 2002 to February 28, 2003. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for a more detailed discussion of the accounting related to these acquisitions.

          Balance at September 1, 2002                                 $ 499,004
          Allocation period adjustments, net  - IT Group acquisition       2,590
          LFG&E  acquisition                                                 355
          Allocation period adjustments - Psycor                            (466)
          Currency translation adjustment                                   (120)
                                                                       ---------
          Balance at February 28, 2003                                 $ 501,363
                                                                       =========

Goodwill associated with the IT Group acquisition which was completed in the year ended August 31, 2002 has been preliminarily calculated as of February 28, 2003. The Company expects to revise these balances during the one year allocation period as the Company has not obtained all appraisals of the property and equipment it purchased nor has it completed all of its other review and valuation procedures of the assets acquired and the liabilities assumed.

Amortizable Intangibles and Accrued Contract Loss Reserves

The Company's intangible assets include construction contract adjustments and contract loss reserves established in purchase accounting, (related to the acquisitions of the IT Group and Stone & Webster) and its proprietary ethylene technology acquired in the Stone & Webster transaction, which is being amortized over 15 years on a straight-line basis. The Company is still evaluating a customer relationship intangible acquired in the IT Group acquisition - see Note 4 to Notes to Condensed Consolidated Financial Statements.

The following table presents the additions to and utilization/amortization of intangible assets and accrued contract loss reserves for the periods indicated (in thousands):

                                                             ASSET OR        COST OF
                                            DECEMBER 1,      LIABILITY       REVENUES      FEBRUARY 28,
Three months ended February 28, 2003          2002           INCREASE/       INCREASE/         2003
------------------------------------         BALANCE         DECREASE       (DECREASE)       BALANCE
                                           ------------    ------------    ------------    ------------
Contract (asset) adjustments               $     (7,317)   $     (1,020)   $        759    $     (7,578)
Contract liability adjustments                   56,812          (4,790)         (9,715)         42,307

Accrued contract loss reserves                   13,899          11,250            (811)         24,338
                                           ------------    ------------    ------------    ------------
Total contract related items                     63,394           5,440          (9,767)         59,067
Ethylene technology                             (24,311)             --             477         (23,834)
                                           ------------    ------------    ------------    ------------
Total                                      $     39,083    $      5,440    $     (9,290)   $     35,233
                                           ============    ============    ============    ============


                                                             ASSET OR        COST OF
                                            SEPTEMBER 1,     LIABILITY       REVENUES      FEBRUARY 28,
Six months ended February 28, 2003             2002          INCREASE/       INCREASE/         2003
----------------------------------            BALANCE        DECREASE       (DECREASE)       BALANCE
                                           ------------    ------------    ------------    ------------
Contract (asset) adjustments               $    (12,150)   $      2,216    $      2,356    $     (7,578)
Contract liability adjustments                   69,140          (9,734)        (17,099)         42,307
Accrued contract loss reserves                   11,402          14,650          (1,714)         24,338
                                           ------------    ------------    ------------    ------------
Total contract related items                     68,392           7,132         (16,457)         59,067
Ethylene technology                             (24,788)             --             954         (23,834)
                                           ------------    ------------    ------------    ------------
Total                                      $     43,604    $      7,132    $    (15,503)   $     35,233
                                           ============    ============    ============    ============

                                                             ASSET OR        COST OF
                                            DECEMBER 1,      LIABILITY       REVENUES      FEBRUARY 28,
Three months ended February 28, 2002          2001           INCREASE/       INCREASE/         2002
------------------------------------         BALANCE         DECREASE       (DECREASE)       BALANCE
                                           ------------    ------------    ------------    ------------
Contract liability adjustments             $     35,743    $         --   $     (5,997)   $     29,746
Accrued contract loss reserves                    5,703              --           (769)          4,934
                                           ------------    ------------   ------------    ------------
Total contract related items                     41,446              --         (6,766)         34,680
Ethylene technology                             (26,217)             --            477         (25,740)
                                           ------------    ------------   ------------    ------------
Total                                      $     15,229    $         --   $     (6,289)   $      8,940
                                           ============    ============   ============    ============

                                                             ASSET OR        COST OF
                                            SEPTEMBER 1,     LIABILITY       REVENUES      FEBRUARY 28,
Six months ended February 28, 2002             2001          INCREASE/       INCREASE/         2002
----------------------------------            BALANCE        DECREASE       (DECREASE)       BALANCE
                                           ------------    ------------    ------------    ------------
Contract liability adjustments             $     43,801    $         --   $    (14,055)   $     29,746
Accrued contract loss reserves                    6,906              --         (1,972)          4,934
                                           ------------    ------------   ------------    ------------
Total contract related items                     50,707              --        (16,027)         34,680
Ethylene technology                             (26,694)             --            954         (25,740)
                                           ------------    ------------   ------------    ------------
Total                                      $     24,013    $         --   $    (15,073)   $      8,940
                                           ============    ============   ============    ============


The Company previously referred to the fair value of the acquired contract liability adjustments resulting from the Stone & Webster acquisition as gross margin reserves. The increases/decreases in the contract (asset) and contract liability adjustments for the six months ended February 28, 2003 represent allocation period adjustments made with respect to the IT Group acquisition. The contract (asset) adjustments are included in other current assets in the accompanying condensed consolidated balance sheets. The $14,650,000 increase in the accrued contract loss reserves for the six months ended February 28, 2003 was comprised of a $13,650,000 allocation period adjustment for the IT Group acquisition and a $1,000,000 expense to accrue for anticipated losses on current contracts not related to purchase accounting. The annual amortization related to the ethylene technology is $1,906,000.

Note 12- Contingencies

Contingencies and Subsequent Developments Associated with Domestic Power Market EPC Projects

In fiscal 2002 and 2001 the Company entered into several significant EPC contracts for new domestic gas-fired combined cycle power plants. During fiscal 2002 and 2001, the Company recognized revenues of approximately $1,500,000,000 and $250,000,000, respectively, related to these contracts. For the three months and six months ended February 28, 2003 and 2002, the Company recognized revenues of approximately $223,000,000 and $611,000,000 in fiscal 2003 and $217,000,000 and $329,000,000 in fiscal 2002, respectively, related to these contracts. The Company's customers for these power plants are major utility companies and independent power producers ("IPPs"), several of which where wholly or partially owned subsidiaries of major utilities. In fiscal 2002, demand for new capacity in the domestic power market significantly decreased, resulting in, among other things, financial distress among many participants in the domestic power markets, particularly the IPPs. At the time the Company entered into these contracts, all of these customers had investment grade credit ratings. During 2002, all of the Company's IPP customers received downgrades to their credit ratings, reducing their credit ratings below investment grade. The condition of the national power market, these credit downgrades and other factors resulted in three projects being canceled or suspended. For one of these projects, Pike, discussed further below, the Company was notified by the customer of their intention to not make a scheduled milestone payment on its required due date. As of February 28, 2003, the Company has approximately $393,000,000 remaining in backlog related to gas-fired combined cycle power plant projects: $89,000,000 for IPPs on five projects with the remaining $304,000,000 for major utility companies on three projects. Approximately $52,000,000 of the IPP backlog is with NEG for the Covert and Harquahala projects that are discussed below. The backlog does not include amounts that may be received for settlements of claims on the NEG Contracts.

In addition, under the terms of one contract with an IPP, the customer, at its option, can pay a portion of the contract price in subordinated notes or cash. The Company believes that the amount payable in subordinated notes will not exceed $27,000,000 under the terms of the contract. The subordinated notes, if issued, would bear interest at prime plus 4% and mature in October 2009. However, if any amounts under the notes are unpaid 8 months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible at the option of the Company into a 49.9% equity interest in the related project. The payments that could be made with these notes would be due in the first half of calendar 2003 and final acceptance of the project is expected in the first half of calendar 2003. As of February 28, 2003 the Company had recorded receivables of approximately $ 13,000,000 related to claims and disputed changes orders with respect to this contract.

Any potential loss on any of these projects will be recognized (charged to earnings) in the period when it becomes evident that a loss has occurred and amount of the loss can be reasonably estimated.

The Pike Project

During the fourth quarter of 2002, one of the Company's customers, LSP-Pike Energy, LLC ("Pike") notified the Company of its intention to not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which is owned by Xcel Energy, Inc. ("Xcel"). In accordance with the terms of the contract, on September 4, 2002, the Company notified the customer it was in breach of the terms of the contract for nonpayment and, therefore, the contract was terminated. No amounts are included in backlog related to this project.

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

The Company is actively pursuing alternatives to collect all amounts owed under the Pike contract. A lien has been filed on the project. On October 17, 2002, the Company filed an involuntary petition for liquidation of Pike, under Chapter 7 of the U.S. Bankruptcy Code to protect its rights, claims, and security interests in and to the assets of Pike. In December 2002, Pike disputed the bankruptcy petition in court and discovery is currently proceeding. On March 20, 2003 the Court approved an agreed order submitted by the Company, Pike, and its lenders, which allowed the Company to dispose of the equipment in its possession, reserving the parties' rights with respect to any proceeds from disposition. The Company also filed suit against NRG in U.S. District Court in Mississippi to collect amounts due under a $100 million guarantee, and against NRG and Xcel, along with certain of their officers for additional damages, and costs under various legal theories including substantive consolidation, alter-ego, and piercing the corporate veil. The Company has also joined in an involuntary bankruptcy proceeding instituted against NRG by former executives in Bankruptcy Court in Minnesota. In addition to the legal proceedings, the Company is continuing discussions with Pike and its lenders in an effort to resolve collection of the amounts owed.

The Company believes it will ultimately recover the costs it incurred and will incur under the terms of the contract and the profit it had previously recognized on the project. Because that contract was terminated on September 4, 2002 no revenue or profit related to Pike was recognized for the six months ended February 28, 2003. The Company will not recognize any additional profit it is owed under this contract until it is probable it will collect that additional amount.

Although the Company expects to recover amounts owed to it (including final vendor and subcontractor settlements), it is also reasonably possible that the Company will not recover all of its costs and profit recognized on the project; particularly if NRG's financial condition continues to deteriorate and if (i) any dispute regarding the ownership of the equipment in the possession of the Company is resolved adversely to the Company; or (ii) such equipment cannot be used on another similar project or liquidated by the Company to recover all or a portion of the amount owed. NRG has announced that it is in default on certain of its debt facilities, has failed to make certain principal and interest payments, and is currently working on a comprehensive restructuring plan. Xcel announced on March 26, 2003 that its Board of Directors had approved a tentative settlement agreement with holders of NRG's long term notes and the steering committee representing NRG's lenders. The settlement is subject to certain conditions, including the approval of a majority of the NRG lenders and long-term noteholders and definitive documentation. The terms of the settlement call for Xcel to make payments to NRG over the next 13 months totaling up to $752 million for the benefit of NRG's creditors in partial consideration for their waiver of any existing and potential claims against Xcel. The amount, if any, that the Company may not be able to recover is dependent upon the final amounts to be expended by the Company related to the project, the amount to be realized upon disposition of the equipment related to the project, the financial wherewithal of the customer and NRG in the future, which is dependent upon its ability to restructure and/or reach agreement with its creditors and or to obtain additional funding from its parent company.


    The Company has, in connection with its evaluation of the Pike project, estimated that (i) it has or will incur costs of approximately $75,000,000 to $80,000,000 over the amounts that have been previously collected from Pike and
(ii) equipment that was to be installed on the project could be liquidated for approximately $40,000,000 to $60,000,000. Although the Company does not believe a loss has been incurred as of February 28, 2003, based on these estimates, if the Company is unable to collect additional amounts from its customer (or its affiliates), the Company's potential future loss on the Pike project could range from $15,000,000 to $40,000,000. As of February 28, 2003 the Company has recorded $46,600,000 included in accounts receivable for costs incurred over amounts received on the projects.


The Covert & Harquahala Projects

On October 10, 2002, the parent company, PG&E Corp. ("PG&E") of a customer, PG&E National Energy Group, Inc. ("NEG") announced it had notified its lenders it did not intend to make further equity contributions as required under the credit facility to fund two projects, Covert and Harquahala, on which the Company is the EPC contractor. As of February 2003, these two projects were each over 80% complete.

Three related agreements for each project combine to effect the target price contracts. One agreement with each NEG project entity provides for a fixed price subject to increase based on change orders and claims, while the other agreements provide for payment from NEG of costs in excess of the fixed price. As of March 31, 2003 the Company's cost estimates indicate total costs for the two projects will exceed the combined original target prices by approximately $95 million, a portion of which the Company believes will be recovered through change orders and claims. Approved change orders and claims are recoverable under fixed price agreements from the project entities or the lender in the event of assignment. Any costs in excess of the fixed price as revised for approved change orders and claims, are nevertheless recoverable from NEG. Although these costs will remain due from NEG, we may not be able to collect all these costs from NEG if NEG is unable to pay. During the three months ended November 30, 2002, the Company reversed $7,700,000 of profit previously recognized on these projects, due to increases in cost estimates.

On December 13, 2002, the Company filed suit in the U.S. District Court in Delaware seeking a declaration that NEG had repudiated the contracts and that the Company was entitled to adequate assurances of performance and payment under these contracts. The suit further requested that in the event adequate assurance was not provided, the Company be relieved of its obligation to complete the EPC services on these projects. In addition, the Company provided a notice of default under the agreements to NEG and its lenders, and of its right to terminate the contracts as early as January 15, 2003, unless adequate assurance of payment under the contracts was made.

The Company continued discussions with NEG and its lenders towards a mutually agreeable resolution of contract issues and continued to work on the projects while in discussions. On March 13, 2003, the Company filed a Notice of Dismissal of its suit. On March 16, 2003, the Company notified NEG and its lenders that it had terminated the Covert and Harquahala contracts, although the Company continued to work on the projects. The Company elected to terminate the contracts in order to preserve, and better enable the Company to assert certain legal rights under the contracts.

On March 18, 2003, NEG's lenders filed suit against the Company in the U.S. District Court for the District of Delaware claiming wrongful termination by the Company of these projects and seeking damages "expected to be in excess of $100 million." The Company denies the allegations in this suit.

On April 10, 2003, after extensive negotiations with NEG's project entities, NEG, and the lenders, all parties executed a term sheet that provides for settlement of claims related to the Covert and Harquahala projects. The proposed settlement provides for the amendment of the fixed price EPC contracts to increase the total contract prices for both projects by a total of $65,000,000, dismissal of the pending suit by the lenders, release by the Company of claims based on change orders and the incurrence of other additional costs, revises the schedule for completion of the projects, and generally addresses related issues. The revised schedule would provide for the Company to complete the Harquahala project in September 2003, and the Covert project in December 2003. The other agreements which provided for recovery of costs in excess of the fixed price contracts would be terminated. While this term sheet is non-binding and subject to definitive documentation and ultimate approval of the lenders, the parties are working diligently to that end, and expect this settlement to be consummated before April 30, 2003. Based on this expected resolution and the Company's revised estimated total costs to complete these projects, the Company took a charge to earnings in the second quarter ended February 28, 2003 in the amount of $30,000,000 to reflect settlement of the Company's claims amd change orders for completion of the projects.

At March 31, 2003, the Company had recorded a net receivable of approximately $17,500,000 related to these projects.

The Company believes that it has first lien rights, superior to the primary lenders, on the partially completed projects. In the event this settlement is not consummated and the Company stops work on the projects, although no assurances can be made, the Company believes it will recover all amounts owed to it under these terminated contracts including amounts related to change orders and claims previously approved by NEG, through collection from NEG, the project entities or their lenders or ultimately through its lien rights on the projects. It is reasonably possible however, that, if the settlement is not consummated, the Company may not collect all amounts owed to it under these projects, which could have a material adverse effect on operating results in the period when the uncollectible amounts would be recognized. Further, in the event termination of the contracts is determined to have been wrongful, the Company could be subject to claims for damages for breach of contract by NEG or its lenders, which claims for damages could include the cost of third parties to complete the projects. As previously noted, the suit by NEG's lenders claims damages in excess of $100 million. Such claims for damages could exceed our own estimates of the costs to complete such projects. In such an event, any claims by NEG or its lenders would likely be determined in a legal proceeding in which our claims against the project entities, NEG, and its lenders would also be determined. We would also be subject to the risks inherent in litigation as well as the risks inherent in collecting any award we receive in litigation.

Guarantees

In November 2002 the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

The Company's lenders issue letters of credit on its behalf to customers or sureties in connection with its contract performance and in limited circumstances certain other obligations of third parties. The Company is required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At February 28, 2003 the amount of outstanding letters of credit was approximately $180,790,000.

The Company has also provided guarantees to certain of its joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheet. At February 28, 2003 the Company had guaranteed approximately $12,000,000 of bank debt or letters of credit and $42,000,000 of performance bonds with respect to its unconsolidated joint ventures.

Note 13 - Subsequent Events

Senior Notes and Tender Offer for LYONs

On March 17, 2003, the Company issued and sold $ 253,029,000, aggregate principal amount at maturity, of 7-year 10.75% Senior Notes ("Senior Notes" or "notes"), which mature on March 15, 2010. The Senior Notes were issued at original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows the Company to repurchase all or a portion of the notes at the following prices (as a percentage of maturity value) and dates.

                                  Price As Percentage of
Repurchase (Call) Dates               Maturity Value
------------------------------    ----------------------
March 15, 2007                           105.375 %
March 15, 2008                           102.688 %
March 15, 2009 until maturity            100.000 %


Additionally, prior to March 15, 2006, the Company may, at its option, utilize the net cash proceeds from one or more specified equity offerings, within ninety days of the Company's receipt of the equity funds, to repurchase up to 35% of the then outstanding amount of Senior Notes at a price of 110.75% of the maturity value of the notes. Prior to March 15, 2007 the Company may, at its option, repurchase not less than all of the then outstanding notes at a price equal to the principal amount of the notes plus a specified applicable premium. Although the notes are unsecured, they are guaranteed by the Company's material domestic subsidiaries.

On March 31, 2003 the Company completed the purchase of LYONs with an amortized value of approximately $256,700,000 and an aggregate principal value of approximately $384,600,000 for a cost of approximately $248,100,000, resulting in a net gain after expenses and write-off of unamortized debt costs of approximately $1,700,000. The Company used the total net proceeds, after fees, from the sale of the Senior Notes of approximately $243,000,000 and internal funds of approximately $5,100,000 to effect this repurchase. The LYONs were purchased pursuant to a tender offer which commenced on February 26, 2003.

Amended Credit Facility

On March 17, 2003, concurrent with the closing of the Senior Notes offering, the Company amended and restated its Credit Facility ("Amended Credit Facility") and extended its term to March 16, 2006. The Amended Credit Facility has a $250,000,000 credit limit. The Company may, by March 16, 2004, increase the credit limit to a maximum of $300,000,000 by allowing one or more lenders to increase their commitment or by adding new lenders.

Under the Amended Credit Facility, interest will be computed, at the Company's option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms "base rate" and "LIBOR rate" have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor's Rating Services and Moody's Investor Services for the Amended Credit Facility or, if the Amended Credit Facility is not rated, the ratings from these services applicable to the Company's senior, unsecured long-term indebtedness. The margins for Credit Facility loans may be in a range of (i) 1.00% to 3.00% over the LIBOR or (ii) from the base rate to 1.50 % over the base rate.

The Company is required, with certain exceptions, to prepay loans outstanding under the Amended Credit Facility with (i) the proceeds of new indebtedness;
(ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt), and (iii) insurance proceeds or condemnation awards in excess of $5,000,000 that are not used to purchase a similar asset or for a like business purpose.

The collateral requirements did not change significantly as a result of the amendment and restatement. The Amended Credit Facility contains certain financial covenants, including a leverage ratio (which changes after May 1, 2004 representing the initial date LYONs may be submitted by LYONs holders for repurchase by the Company - see Note7 to Notes to Condensed Consolidated Financial Statements) and a minimum fixed charge coverage ratio, which requires achievement of levels of defined net worth and EBITDA. Further, the Company is required to obtain the consent of the lenders to prepay the Senior Notes or amend the terms of the Senior Notes. The Amended Credit Facility permits the Company to repurchase $10,000,000 of its LYONs obligations. Additional LYONs repurchases are also permitted if (after giving effect to the repurchases), the Company has the availability to borrow up to $50,000,000 million under the Amended Credit Facility and the Company has the required amounts of cash and cash equivalents. Prior to May 1, 2004, $100,000,000 of cash and cash equivalents is required for purposes of this test and thereafter not less than $75,000,000. Under the Amended Credit Facility, cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed under the Company's Amended Credit Facility and are reduced by amounts borrowed under the Amended Credit Facility.

At February 28, 2003, the interest rate on the Amended Credit Facility would have been either 5.25% (if the prime rate index had been chosen) or 3.84% (if the LIBOR rate index had been chosen).

Envirogen Acquisition

On March 21, 2003 the Company acquired all of the common stock of Envirogen, Inc. for a cost of approximately $3,600,000. Envirogen, Inc. was a publicly traded company and is a provider of soil and water remediation services to commercial customers and specializes in remediating complex contaminants. It is also a provider of contractual environmental research services to both commercial and governmental customers.

PART I - FINANCIAL INFORMATION

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at February 28, 2003, and the results of their operations for the three month and six month periods then ended and should be read in conjunction with (i) the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect the Company or Shaw or its management "believes," "expects," "anticipates," "plans," or other similar expressions) are forward-looking statements. These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions. They are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for and market acceptance of the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; changes in investment by the energy, power and environmental and infrastructure industries; the availability of qualified engineers and other professional staff needed to execute contracts; the uncertain timing of awards and contracts; cost overruns on fixed, maximum or unit priced contracts; cost overruns which negatively affect fees to be earned or cost variances to be shared on cost plus contracts; changes in laws and regulations and in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services, including the ability to recover for changed conditions; the ability of the Company to successfully integrate acquisitions; the protection and validity of patents and other intellectual property; and various legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, as well as the other reports and registration statements filed by the Company with the Securities and Exchange Commission and on the Company's website under "Forward Looking Statements". These documents are available from the Securities and Exchange Commission or from the Company's Investor Relations Department. For more information on the Company and the announcements it makes from time to time, visit its website at www.shawgrp.com

General

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

During the quarter ended February 28, 2003, the Company reorganized its operations which resulted in a change in its operating segments. The Company has segregated its business activities into three operating segments: ECM (Engineering, Construction and Maintenance) segment, Environmental and Infrastructure segment, and Fabrication, Manufacturing and Distribution segment. The primary change from the Company's previously reported segments is that the pipe fabrication and related operations were moved from the segment previously reported as the Integrated EPC Services segment to the segment previously reported as the Manufacturing and Distribution segment resulting in the new ECM segment and the Fabrication, Manufacturing and Distribution segment, respectively.

ECM

The ECM segment provides a range of design and construction related services, including design, engineering, construction, procurement, maintenance, and consulting services primarily to the power generation and process industries.

Environmental & Infrastructure

The Environmental & Infrastructure segment provides services which include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets.

Fabrication, Manufacturing and Distribution

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants and manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the Company's net revenues that certain income and expense items represent:

                                                                       Three Months Ended       Six Months Ended
                                                                          February 28,            February 28,
                                                                        2003        2002        2003        2002
                                                                       ------      ------      ------      ------
Income:
      Revenues                                                          100.0%      100.0%      100.0%      100.0%
      Cost of revenues                                                   94.2        88.0        92.7        87.2
                                                                       ------      ------      ------      ------
        Gross profit                                                      5.8        12.0         7.3        12.8

General and administrative expenses                                       6.8         5.9         5.8         6.3
                                                                       ------      ------      ------      ------
      Operating income (loss)                                            (1.0)        6.1         1.5         6.5

Interest expense                                                         (0.8)       (0.9)       (0.7)       (1.0)
Interest income                                                           0.3         0.4         0.2         0.5
Other income, net                                                          --          --          --          --
                                                                       ------      ------      ------      ------
                                                                         (0.5)       (0.5)       (0.5)       (0.5)

Income (loss) before income taxes and earnings (losses)
      from unconsolidated entities                                       (1.5)        5.6         1.0         6.0
Provision for income taxes (benefit)                                     (0.6)        2.0         0.3         2.2
                                                                       ------      ------      ------      ------
Income (loss) before earnings (losses) from unconsolidated entities      (0.9)        3.6         0.7         3.8
Earnings (losses) from unconsolidated entities                           (0.2)        0.2        (0.2)        0.1
                                                                       ------      ------      ------      ------
Net income (loss)                                                        (1.1)%       3.8%        0.5%        3.9%
                                                                       ======      ======      ======      ======

General

The Company's revenues by industry sectors approximated the following for the periods presented:

                                           Three Months Ended February 28,
                                              2003                     2002
                                   ----------------------    ----------------------
Industry Sector                    (in millions)      %      (in millions)      %
---------------                    -------------    -----    -------------    -----
Power Generation                   $       319.2       45%   $       423.7       75%
Environmental and Infrastructure           269.0       37             35.3        6
Process Industries                         107.7       15             67.6       12
Other Industries                            24.6        3             39.6        7
                                   -------------    -----    -------------     ----
                                   $       720.5      100%   $       566.2      100%
                                   =============    =====    =============     ====

                                               Six Months Ended February 28,
                                             2003                         2002
                                   ----------------------    ----------------------
Industry Sector                    (in millions)      %      (in millions)      %
---------------                    -------------    -----    -------------    -----
Power Generation                   $       890.9       52%   $       742.7      73%
Environmental and Infrastructure           574.7       33             72.6       7
Process Industries                         180.7       11            124.6      12
Other Industries                            71.1        4             79.9       8
                                   -------------     ----    -------------    ----
                                   $     1,717.4      100%   $     1,019.8     100%
                                   =============     ====    =============    ====

The Company's revenues increased to $720.5 million for the three months ended February 28, 2003 from $566.2 million for the three months ended February 28, 2002 and to $ 1.7 billion for the six months ended February 28, 2003 from $1.0 billion for the six months ended February 28, 2002. The increase in revenue for the six months ended February 28, 2003 included an approximate $148.2 million increase in revenues from the power generation industry sector. This increase was attributable to increased revenue from the ECM segment for contracts for the construction of new gas-fired power plants, most of which were entered into in fiscal 2001 and early fiscal 2002. However, as is discussed more fully below for the ECM segment, revenues from gas-fired power generation contracts began to decline in the second quarter of fiscal 2003 and will continue to decline for the remainder of fiscal 2003.

During the third quarter of fiscal 2002, the Company acquired most of the assets and assumed certain liabilities of the IT Group, a leading provider of environmental and infrastructure services to governmental and commercial customers. As a result of this acquisition, the Company formed a new Environmental & Infrastructure business segment, by combining the acquired IT Group operations with the Company's existing environmental and infrastructure businesses. This acquisition increased the Company's revenues from environmental and infrastructure services to $269.0 million and $574.7 million for the three months and six months ended February 28, 2003, respectively, from revenues of $35.3 million and $72.5 million for the three months and six months ended February 28, 2002. These revenue increases were partially offset by decreases in revenues from the Fabrication, Manufacturing and Distribution segment, which was also negatively impacted by the reduction in demand in the power generation market. The Company anticipates that revenues for the remainder of fiscal 2003 will be lower than revenues for the current quarter due to the downturn in the domestic power market and a decrease in the rate of contract awards for significant EPC projects.

The Company's revenues by geographic regions approximated the following for the periods presented:

                                           Three Months Ended February 28,
                                            2003                   2002
                                   ----------------------    ---------------------
Geographic Region                   (in millions)     %      (in millions)      %
-----------------                  -------------    -----    -------------    ----
United States                      $       597.1       83%   $       454.5      80%
Asia/Pacific Rim                            59.7        8             44.2       8
Europe                                      28.2        4             24.0       4
Other North America                         23.6        3             27.3       5
South America                                3.2        1              8.3       2
Middle East                                  2.3       --              2.5      --
Other                                        6.4        1              5.4       1
                                   -------------    -----    -------------    ----
                                   $       720.5      100%   $       566.2     100%
                                   =============    =====    =============    ====

                                             Six Months Ended February 28,
                                            2003                   2002
                                   ----------------------    ---------------------
Geographic Region                   (in millions)     %      (in millions)      %
-----------------                  -------------    -----    -------------    ----
United States                      $     1,471.3      86%    $       818.9      80%
Asia/Pacific Rim                           107.9       6              73.4       7
Other North America                         63.9       3              51.2       5
Europe                                      50.8       3              49.4       5
South America                                9.7       1              12.7       1
Middle East                                  4.4      --               6.0       1
Other                                        9.4       1               8.2       1
                                   -------------    -----    -------------    ----
                                   $     1,717.4     100%    $     1,019.8     100%
                                   =============    ====     =============    ====

Revenues for domestic projects increased $142.6 million to $597.1 million for the three months ended February 28, 2003 from $ 454.5 million for the three months ended February 28, 2002 and increased $652.4 million to $1.5 billion for the six months ended February 28, 2003 from $818.9 million for the six months ended February 28, 2002. The increases for the three months ended February 28, 2003 were primarily attributable to revenues associated with the businesses of the IT Group and were partially offset by declines in power generation revenues. The increases in domestic revenues for the six months ended February 28, 2003 as compared with the six months ended February 28, 2002 primarily resulted from an increase in power generation revenues in the first quarter of fiscal 2003 and the acquisition of the IT Group.

Revenues for international projects increased to $123.4 million and $246.1 million for the three and six months ended February 28, 2003 from $111.7 million and $200.9 million for the same periods of the prior year. The revenue increase in the Asia Pacific Rim region was primarily a result of the work performed by the Company's ECM segment on a 600,000 tons per year ethylene plant in China that is scheduled for completion in fiscal 2005.

Total backlog at February 28, 2003 was approximately $5.0 billion as compared with $5.0 billion at November 30, 2002 and $5.6 billion at August 31, 2002. The decrease in backlog since August 31, 2002 was attributable to reduction in demand for gas-fired power generation services. Since November 30, 2002 increases in awards for environmental and infrastructure services and for services to process industries and for nuclear maintenance have been offset by a decline in power generation backlog. Approximately 90% of the backlog relates to domestic projects, and roughly 40% of the backlog relates to work currently anticipated to be completed during the 12 months following February 28, 2003. The backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs.

Backlog at February 28, 2003 by industry sector is as follows (in millions):

               Environmental and Infrastructure           $ 2,543.4      50%
               Power Generation                             1,778.5      35
               Process Industries                             645.3      13
               Other Industries                                75.7       2
                                                          ---------    ----
                                                          $ 5,042.9     100%
                                                          =========    ====

Backlog is not a measure defined in generally accepted accounting principles and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits.

The Company expects that fiscal 2003 revenues will be in the range of approximately $3.1 to $3.3 billion, 39% of which represents projects for our environmental and infrastructure services, 52% for our engineering construction and maintenance services and 9% for our pipe fabrication, manufacturing and distribution services. Quarterly revenues for the remainder of fiscal 2003 are expected to be in a range between $725 million to $800 million for the third quarter and between $600 million to $670 million for the fourth quarter. Fiscal 2004 revenues are expected to range between $2.4 billion to $2.8 billion, approximately 50% of which is expected to be derived from our environmental and infrastructure segment, approximately 40% from our engineering, construction and maintenance segment and 10% from our pipe fabrication, manufacturing and distribution segment.

The following presents a comparison of the Company's operating results from the three and six months ended February 28, 2003 as compared with the three and six months ended February 28, 2002 for the Company's three business segments.

ECM  Segment

ECM revenues from customers in the following industry sectors approximated the following for the periods indicated:

                                          Three Months Ended February 28,
                                            2003                    2002
                                   ----------------------    ---------------------
Industry Sector                    (in millions)      %      (in millions)     %
-----------------                  -------------    -----    -------------    ----
Power Generation                   $       292.2       76%   $       365.3      84%
Process Industries                          82.1       21             50.4      12
Other Industries                            12.7        3             17.0       4
                                   -------------    -----    -------------    ----
                                   $       387.0      100%   $       432.7     100%
                                   =============    =====    =============    ====

                                           Six Months Ended February 28,
                                            2003                    2002
                                   ----------------------    ---------------------
Industry Sector                    (in millions)      %      (in millions)     %
-----------------                  -------------    -----    -------------    ----
Power Generation                   $       823.9       82%   $       633.7      83%
Process Industries                         131.7       13             90.3      12
Other Industries                            45.8        5             35.5       5
                                   -------------    -----    -------------    ----
                                   $     1,001.4      100%   $       759.5     100%
                                   =============    =====    =============    ====

Revenues for the three months ended February 28, 2003 decreased to $387.0 million from $432.7 million from the three months ended February 28, 2002. This decrease was due primarily to a decrease in gas-fired power generation projects, offset by an increase in revenue for process projects. Process industry revenues increased primarily due to work on an ethylene plant in China that is scheduled to continue into fiscal 2005. Revenues for the six months ended February 28, 2003 increased to approximately $1.0 billion from approximately $760 million for the same period in the prior year. The increase in revenues for the six months ended February 28, 2003 was due to increased revenue from contracts for the construction of new gas fired-power plants, most of which were entered into fiscal 2001 and early fiscal 2002. Due to the downturn in the market for the construction of new gas-fired power plants, management anticipates that the ECM segments revenues will decline in each of the last two quarters of fiscal 2003 as compared with the first two quarters of fiscal 2003 as remaining in-process EPC projects booked in 2001 and early 2002 are completed.

Gross profit (loss) for the ECM segment for the three months and six months ended February 28, 2003 of a loss of $2.1 million and a profit of $31.9 million, respectively, includes a $30.0 million charge related to the Covert and Harquahala projects (the NEG projects) that negatively impacted gross margin by 7.8% and 3.0% (as a percentage of sales) for the three and six month periods ended February 28, 2003. This charge is a result of increased estimated costs to complete these projects combined with a proposed agreement with the owners of these projects and their lenders. The proposed agreement would increase the contract prices by a total of $65.0 million, amend the contracts from target price to fixed price contracts, extend the required completion dates and resolve outstanding claims, suits and change orders between these parties. See Note 12 of Notes to the Condensed Consolidated Financial Statements for additional discussion of the Covert and Harquahala projects.

Gross profit for the ECM segment, before charges related to the NEG projects discussed above of $30.0 million, decreased to $27.9 million and to $61.9 million in the three and six months ended February 28, 2003, respectively, from a gross profit of $37.9 million and $72.6 million in the three months and six months ended February 28, 2002, respectively, primarily due to reduction in estimated gross margins on certain gas-fired power generation projects, offset by increases in gross margin in nuclear maintenance projects and the ethylene plant project in China. The gross profit margin percentage before charges related to the NEG projects, decreased to 7.2% and 6.2% for the three and six months ended February 28, 2003, respectively as compared with 8.8% and 9.6% for the same periods in the prior year, due primarily to a reduction in gross margins in gas-fired power generation projects.

In addition for the six months period February 28, 2003 a higher percentage of segment revenues were derived from lower margin revenue sources including revenues from large equipment purchases that carry a very low gross margin due to the "pass through" nature of their underlying costs, which revenues were approximately $13.9 million and $ 147.3 million (approximately 3% and 15% of segment revenues) for the three months and six months ended February 28, 2003 as compared with approximately $ 18.7 million and $ 54.6 million (approximately 4% and 7% of segment revenues) for the three and six months ended February 28, 2002.

Gross profit in the three months and six months ended February 28, 2003 was increased (cost of revenues decreased) by approximately $2.0 million and $4.7 million, respectively, and by approximately $6.0 million and $14.1 million in the same periods in fiscal 2002 for the amortization of contract liability adjustments related to contracts acquired in the Stone &Webster acquisition. (See Note 11 of Notes to the Condensed Consolidated Financial Statements.)

Segment backlog at February 28, 2003 was approximately $2.4 billion as compared with approximately $ 2.5 billion at November 30, 2002 and $3.1 billion at August 31, 2002, and was comprised of the following:

                                           February 28, 2003
                                         --------------------
                Industry Sector          (in millions)     %
                ---------------          -------------   ----
                Power Generation
                   Nuclear Power         $     1,228.4     52%
                   Fossil Fuel EPC               406.6     17
                   Other                          77.4      3
                                         -------------   ----
                Total Power Generation         1,712.4     72
                Process Industries               600.5     26
                Other Industries                  41.4      2
                                         -------------   ----
                Total ECM                $     2,354.3    100%
                                         =============   ====


The segment's backlog declined from August 31, 2002 because the amount of work performed on power generation contracts was not fully replaced with new orders due to the downturn in demand for power generation services.

The Company anticipates that in the future, the ECM segment will continue to derive a significant portion of its revenues from the power industry (including fossil fuel and nuclear) and the segment expects to increase its revenues from other sectors of the domestic power industry through contracts to re-power, refurbish or maintain existing power plants and to provide and install emission control equipment. Further, although management anticipates that award levels will be less than in prior years, the Company will continue to design and construct new power plants , primarily for regulated utilities. Further, the Company has seen increases in bid and proposal activity in various foreign process and power industry sectors. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of the contingencies related to certain cancelled and active ECM projects.

Environmental and Infrastructure Segment

Environmental & Infrastructure segment revenues for the three and six months ended February 28, 2003 were $269.0 million and $574.7 million, respectively, as compared with revenues of $35.3 million and $72.5 million, respectively, in the same periods of the prior fiscal year. This increase was entirely attributable to the Company's acquisition of the IT Group assets (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Gross margin for the three months and six months ended February 28, 2003 was $31.8 million and $63.7 million as compared with $8.0 million and $16.7 million for the same period of the prior year. Gross profit in the three months and six months ended February 28, 2003 was increased (cost of revenues decreased) by approximately $7.0 million and $10.1 million for the net amortization of asset/liability adjustments to the fair value of contracts acquired in the IT Group acquisition. See Note 4 and Note 12 of Notes to the Condensed Consolidated Financial Statements.

The gross margin percentage was approximately 11.8% and 11.1% for the three months and six months ended February 28, 2003 and 22.6% and 23.1% approximately for the three months and six months ended February 28, 2002. The reduction in the gross margin percentage for the three months and six months ended February 28, 2003 as compared with the three and six months ended February 28, 2002 was attributable to lower margin contracts associated with the businesses acquired in the IT Group transaction. The Company anticipates that for the remainder of fiscal 2003 the gross margin percentage for the Environmental & Infrastructure segment will approximate the gross margins realized during the six months ended February 28, 2003. The difference in the gross margin percentages between the Company's pre-IT Group environmental and infrastructure operations (primarily infrastructure and hazardous material clean up and disposal) and those acquired in the IT Group asset acquisition (environmental clean-up, landfills and facilities management) is primarily attributable to such factors as different customers, competition and mix of services.

Backlog in this segment increased to approximately $2.5 billion as of February 28, 2003 from approximately $2.3 billion as of November 30, 2002 and as of August 31, 2002. The Company believes the Environmental & Infrastructure segment revenues will increase over the next several years, as a result of a combination of factors, such as market opportunities in various environmental clean-up, homeland defense and infrastructure markets and the Company's belief that it will be able to re-gain market share which the IT Group lost while it was experiencing financial difficulties, including the period in which it was in bankruptcy during the first four months of calendar 2002. The Company anticipates that segment revenue will increase due to seasonal factors in the third and fourth quarters of fiscal 2003 as compared with revenues in the second quarter of fiscal 2003.

Fabrication, Manufacturing and Distribution Segment

Revenues decreased to $64.4 million and $141.2 million for the three and six months ended February 28, 2003 from $98.2 million and $187.9 million for the three and six months ended February 28, 2002. Additionally, segment gross profit decreased to $11.9 million and $28.4 million for the three and six months ended February 28, 2003 , respectively, as compared with $21.9 million and $41.1 million for same periods in fiscal 2002. The gross margin percentage was approximately 18.5% and 20.1% for the three months and six months ended February 28, 2003, respectively as compared with 22.3% and 21.9%, respectively, for the three months and six months ended February 28, 2002. The decreases in revenues and margin in fiscal 2003 versus fiscal 2002 were attributable to reduced domestic demand primarily from power generation customers, without offsetting increases in other industry sectors. The reduced demand for the segment's products has had a resultant negative impact on pricing and gross margin. Domestic demand is expected to continue at reduced levels for the remainder of fiscal 2003.

As a result of the current market situation, the Company has decided to significantly reduce or cease production at certain smaller facilities, consolidate certain operations and will also implement certain other cost savings programs for this segment. Further, the Company may, depending on market conditions, suspend operations at its facility in Venezuela due to the political situation in that country. However, demand is strong in the markets serviced by the segments unconsolidated joint ventures in Bahrain and in China. The facility for the China joint venture is under construction and is expected to become operational in late calendar 2003 or early 2004.

Unconsolidated Subsidiaries

During the three and six months ended February 28, 2003, the Company recognized losses of approximately $1.4 million and $3.0 million, respectively, from operations of its unconsolidated joint ventures which are accounted for on the equity method. These losses were primarily attributable to one project from the Entergy/Shaw joint venture. The operations of the Entergy/Shaw joint venture are winding down and are not expected to continue. Management does not anticipate any significant future contribution from this joint venture. In the three and six months ended February 28, 2002 the Company realized income of approximately $1.0 million and $1.1 million from the operations of unconsolidated joint ventures.

General and Administrative Expenses, Interest Expense and Income, and Income
Taxes

General and administrative expenses increased to approximately $49.2 million and $99.1 million for the three and six months ended February 28, 2003 as compared with approximately $33.0 million and $63.9 million for the three and six months ended February 28, 2002. As a percentage of revenues, general and administrative expenses increased to 6.8% for the three months ended February 28, 2003 as compared with 5.8% for the same period in fiscal 2002, However, general and administrative expenses represented only 5.8% of revenues for the six months ended February 28, 2003 as compared with 6.3% for the six months ended February 28, 2002. A substantial portion of the approximate $35.2 million increase in general and administrative costs for the six months ended February 28, 2003 is attributable to the operations of Shaw E&I (comprised largely of the IT Group businesses which the Company acquired in the third quarter of fiscal 2002). Many of Shaw E&I's contracts are cost-plus and allow for full or partial reimbursement of certain components of general and administrative costs. Accordingly, a large percentage of Shaw E&I's general and administrative costs are directly reimbursed through its contract provisions. Additionally, the Company is incurring increased depreciation and facilities costs in fiscal 2003 resulting from capital projects completed in the latter part of fiscal 2002. The Company anticipates that it will reduce its total general and administrative expenses in the remaining quarters of fiscal 2003 from the first six months level of fiscal 2003 as a result of reduced revenues from the construction of gas power generation plants, although that reduction will be substantially offset by expected increases in the Environmental and Infrastructure segment's general and administrative expenses.

Interest expense for the three months and six months ended February 28, 2003 was approximately $5.8 million and $11.5 million, respectively, representing an increase of $.3 million from the same periods in fiscal 2002. Substantially all of the Company's borrowings were attributable to its 2.25% zero coupon LYONs subordinated debentures which were issued in fiscal 2001 (see Note 7 of Notes to Condensed Consolidated Financial Statements). Accordingly, the Company's interest expense for the three and six months ended February 28, 2003 remained comparable with interest expense for the same periods in fiscal 2002 because there was no substantive change in the amounts borrowed or interest rates. The Company's interest costs include the amortization of loan fees associated with the LYONs and the Credit Facility and, therefore, the Company's interest expense is higher than would be expected based on its borrowing levels and the LYONs stated interest rate. The primary components (accretion of zero coupon discount interest and amortization of loan fees) of the Company's interest expense are non-cash charges. However, the Company's interest expense will increase significantly for the remainder of fiscal 2003 as a result of the sale on March 17, 2003 of $253 million of 7-year 10.75% unsecured Senior Notes ("Senior Notes" or "notes"). The Senior Notes were issued at original discount price of $988.03 per $1000 maturity value and have a yield to maturity of 11.00%. The net proceeds of the sale were used to repurchase LYONs subordinated debentures pursuant to the Company's tender offer described in Subsequent Events below.

Interest income for the three and six months ended February 28, 2003 decreased to approximately $2.1 million and $3.6 million from $2.4 million and $5.4 million for the same periods in fiscal 2002 as a result of lower interest rates and lower levels of invested funds.

The Company's effective tax rate was 41% and 33% for the three and six months ended February 28, 2003. The Company's effective tax rate was 36% for the three and six months ended February 28, 2002. Primarily as a result of the Company's second quarter loss in fiscal 2003, the estimated effective tax rate for the entire fiscal year of 2003 was reevaluated and estimated to be 33%. Therefor, the year-to-date effective tax rate was adjusted to 33%, resulting in a 41% tax benefit for the three months ended February 28, 2003. Overall, the Company's tax rate is significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work.

Additionally, as of February 28, 2003, the Company recorded a $6.3 million net of tax liability for one of its United Kingdom (U.K.) defined benefit retirement plans and its Canadian defined benefit retirement plan. (Also see Note 8 of Notes to Condensed Consolidated Financial Statements). This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. In accordance with SFAS No. 87 - "Employers Accounting for Pensions" the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is, therefore, reflected, net of tax, as a component of accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet. This liability will require the Company to increase its future contributions to the plan.

Liquidity and Capital Resources

Net cash used in operations was $141.2 million for the six months ended February 28, 2003 compared with $129.0 million of net cash provided by operations for the six months ended February 28, 2002. For the six months ended February 28, 2003 cash was increased by (i) net income of $8.6 million, (ii) deferred tax expense of $5.2 million, (iii) depreciation and amortization of $22.9 million, and (iv) interest accretion and loan fee amortization of $10.3 million. These increases were more than offset as net cash was decreased from cash used in other operating activities by $173.5 million, comprised primarily of reductions in accounts payable and accrued liabilities, and advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts. Partially offsetting these uses of cash were decreases in costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable. During fiscal 2002 and 2001, the Company billed and collected substantial advanced billings on its larger EPC contracts, which positively impacted cash flow in fiscal 2002 and 2001; however, the Company's cash flow in the first six months of fiscal 2003 was negatively impacted as the Company utilized these funds to pay project costs. Further, the Company did not receive a substantial amount of advanced billings in the first six months of fiscal 2003. The Company expects that its cash flow will continue to be negatively impacted by the payment of project costs for which it has received advance payments during the remainder of fiscal 2003.

Additionally, the Company acquired a large number of contracts in the Stone & Webster and IT Group acquisitions with lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster and the IT Group on negotiating and executing contracts prior to acquisition. These contracts were adjusted to their fair value as an asset or liability and the related amortization has the net effect of reducing cost of revenues for the contracts as they are completed, while the amortization of the asset increases costs of revenues. Cost of revenues was reduced on a net basis by approximately $14.7 million and $14.1 million during the six months ended February 28, 2003 and 2002, respectively, through the amortization of these adjustments, which is a non-cash component of income. The amortization of these assets and liabilities resulted in a corresponding net increase in gross profit. The adjustments are amortized over the lives of the contracts, which for certain IT Group contracts, will continue for several years. See Note 4 and Note 11 of Notes to Condensed Consolidated Financial Statements.

Net cash used in investing activities was $17.4 million for the first six months of fiscal 2003, compared to $61.2 million for the same period of the prior fiscal year. During the first six months of fiscal 2003, the Company purchased approximately $16.6 million of property and equipment and received proceeds from the sale of property and equipment of approximately $2.9 million. The Company also paid $1.2 million for LFG&E (see Note 4 of Notes to Condensed Consolidated Financial Statements). Additionally, purchases of marketable securities held to maturity exceeded purchases by $3.1 million.

Net cash used in financing activities totaled approximately $49.8 million for the six months ended February 28, 2003 compared with $24.5 million of net cash used in the first six months of fiscal 2002. During the six months ended February 28, 2003 the Company purchased approximately 3,171,000 shares of its Common Stock for a cost of approximately $47.8 million. These purchases completed the Company's $100 million Common Stock repurchase program that it initiated in September 2001. The Company also made payments on credit lines, debt and leases of approximately $2.2 million.

The Company's primary credit facility ("Credit Facility"), dated July 2000 is for a three-year term and provides that both revolving credit loans and letters of credit may be issued within the $350 million limits of this facility. The Credit Facility allows the Company to borrow either at interest rates (i) in a range of 1.50% to 2.25% over the London Interbank Offered Rate ("LIBOR") or (ii) from the prime rate to 0.75% over the prime rate. The Company selects the interest rate index and the spread over the index is dependent upon certain financial ratios of the Company. The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock of certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility also contains restrictive covenants and other restrictions, which include but are not limited to the maintenance of specified ratios and minimum capital levels and limits on other borrowings, capital expenditures and investments. Additionally, the Credit Facility established a $25 million aggregate limit on the amount of the Company's Common Stock repurchases and/or LYONs repurchases made subsequent to February 28, 2002, without prior consent. Subsequent consent was provided to allow the Company to complete in October 2002 the $100 million Common Stock repurchase program which was authorized by the Company's Board of Directors in September 2001 (see Note 3 of Notes to Condensed Consolidated Financial Statements). As of February 28, 2003, the Company was in compliance with these covenants or had obtained the necessary waivers. At February 28, 2003 letters of credit of approximately $180.8 million were outstanding and no revolving credit loans were outstanding under the Credit Facility.

The Credit Facility was amended and restated on March 17, 2003 (see "Subsequent Events" below).

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

Further, the Company anticipates recording in the third quarter of fiscal 2003 an increase in the current maturity of long term debt (as a reduction to working capital) related to the Company's LYONs' obligations. (Note: The amortized value of the Company's remaining LYONs debt after the issuance of the Senior Notes and the purchase of LYONs debt with the proceeds from the Senior Notes was approximately $270.5 million as of March 31, 2003 -also see "Subsequent Events" below). The adjustment to classify a substantial amount of LYONs debt as having a current maturity will be required because the owners of the LYONs' notes are permitted, if they choose to do so, to submit these notes to the Company on May 1, 2004, May 1, 2006, May 1, 2011, and May 1, 2016 for repurchase by the Company. This adjustment will not affect actual liquidity requirements in fiscal 2003. However, liquidity requirements in fiscal 2004 will be affected by the amount of LYONs submitted to the Company for repurchase in May 2004 and the amortized value of the LYONs obligations will be approximately $278 million at that time. The Company may choose to repurchase the LYONs submitted to the Company for repurchase by the LYONs holders in either cash or shares of the Company's Common Stock, or a combination of Common Stock and cash. The Company anticipates funding all or substantially all of the LYONs repurchase obligations in cash, and accordingly, the Company's cash resources and other forms of liquidity will be substantially reduced. Additionally during fiscal 2004 the Company's liquidity will be also be reduced by its cash interest payments on the Company's $253 million of Senior Notes which were sold and issued on March 17, 2003 ( see - "Subsequent Events" below). Accordingly, as a result of these factors, the Company's expects its working capital position to decrease during the next twelve months to fifteen months.

The Company believes that its $363.0 million of working capital and unused borrowing capacity of approximately $69.2 million at February 28, 2003, (calculated based on the borrowing capacity of the Company's Credit Facility as amended and restated on March 17, 2003), is in excess of its identified short-term working capital needs, (based on its existing operations) and that the Company will have sufficient working capital and borrowing capacity to fund its operations for the next twelve months.

Subsequent Events

Senior Notes and Tender Offer for LYONs

On March 17, 2003 the Company issued and sold $253 million of 7-year 10.75% unsecured Senior Notes ("Senior Notes" or "notes"). The Senior Notes were issued at original discount price of $988.03 per $1000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows the Company to repurchase the notes at the following prices (as percentage of maturity value) and dates.


                                           Price As Percentage
Repurchase (Call) Dates                    of Maturity Value
-----------------------                    -------------------
March 15, 2007                                  105.375%
March 15, 2008                                  102.688%
March 15, 2009 until maturity                   100.000%


Additionally, prior to March 15, 2006 the Company may, at its option, utilize the proceeds from one or more equity offerings, within ninety days of the Company's receipt of the equity funds, to purchase up to 35% of the then outstanding amount of Senior Notes at a price of 110.75% of the maturity value of the notes. Prior to March 15, 2007 the Company may, at its option, repurchase not less than all of the then outstanding notes at a price equal to the principal amount of the notes plus a specified applicable premium. Although the notes are unsecured, they are guaranteed by the Company's domestic subsidiaries.

On March 31, 2003, the Company purchased LYONs with an amortized value of approximately $256.7 million and an aggregate principal value of approximately $384.6 million for a cost of approximately $248.1 million, resulting in a net gain after expenses and write-off of unamortized debt costs of approximately $1.7 million. The Company used the total net proceeds, after fees, from the sale of the Senior Notes of approximately $243 million and internal funds of approximately $5.1 million to effect this repurchase. The LYONs were purchased pursuant to a tender offer which commenced on February 26, 2003.

Amended Credit Facility

On March 17, 2003, concurrent with the closing of the Senior Notes offering, the Company amended and restated its Credit Facility ("Amended Credit Facility ") and extended its term to March 16, 2006. The Amended Credit Facility has a $250 million credit limit which is less that the $350 million amount of the Credit Facility prior to the amendment and restatement. The Company may, by March 16, 2004, increase the credit limit to a maximum of $300 million by allowing one or more lenders to increase their commitment or by adding new lenders.

Under the Amended Credit Facility, interest will be computed, at the Company's option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms "base rate" and "LIBOR rate" have meanings customary for financings of this type The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor's Rating Services and Moody's Investor Services for the Amended Credit Facility or, if the Amended Credit Facility is not rated, the ratings from these services applicable to the Company's senior, unsecured long-term indebtedness. The margins for Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) from the base rate to 1.50 % over the base rate.

The Company is required to prepay, with certain exceptions loans under the Amended Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt), and(iii) insurance proceeds or condemnation awards in excess of in excess of $5 million that are not used to purchase a similar asset or for a like business purpose.

The collateral requirements did not change significantly as a result of the amendment and restatement. The Amended Credit Facility contains certain financial covenants, including a leverage ratio which changes after May 1, 2004 (representing the initial date LYONs may be submitted by LYONs holders for repurchase by the Company - see Note 7 to Notes to Condensed Consolidated Financial Statements ) and a minimum fixed charge coverage ratio, which requires achievement of levels of defined net worth and EBITDA. Further, the Company is required to obtain the consent of the lenders, to prepay the Senior Notes or amend the terms of the Senior Notes. The Amended Credit Facility includes customary events of default, including a defined "change of control." The Amended Credit Facility permits the Company to repurchase $10 million of its LYONs obligations. Additional LYON's repurchases are also permitted (after giving effect to the repurchases), if the Company has the ability to borrow up to $50 million under the Amended Credit Facility and the Company has the required amounts of cash and cash equivalents. Prior to May 1, 2004, $100 million of cash and cash equivalents is required and thereafter not less than $75 million. Under the Amended Credit Facility, cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed under the Company's Amended Credit Facility and are reduced by amounts borrowed under the Amended Credit Facility.

At February 28, 2003, the interest rate on this line of credit would have been, pursuant to the terms of Amended Credit Facility, either 5.25% (if the prime rate index had been chosen) or 3.84% (if the LIBOR rate index had been chosen).

Envirogen Acquisition

On March 21, 2003 the Company's Shaw Environmental subsidiary acquired all of the common stock of Envirogen, Inc for a cost of approximately $3.6 million. Envirogen, Inc. is a provider of soil and water remediation services to commercial customers and specialized it remediating complex contaminants. It is also a provider of contractual environmental research services to both commercial and governmental customers.

Financial Accounting Standards Board Statements

In November 2002 the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospectus basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

Additionally, as discussed in Note 13 to the Notes to the Condensed Consolidated Financial Statements on March 17, 2003 the Company issued and sold approximately $ 253 million of 7-year, 10.75% unsecured Senior Notes ("Senior Notes" or "notes"). The Senior Notes were issued at original discount price of $ 988.03 per $1000 maturity value and have a yield to maturity of 11.00%. On March 31, 2003 the Company purchased LYONs with an amortized value of approximately $256.7 million and an aggregate principal value of approximately $384.6 million for a cost of approximately $248.1 million. The Company used the total net proceeds , after fees, from the sale of the Senior Notes of approximately $243 million and corporate funds of approximately $5.1 million to fund this repurchase. The LYONs were purchased pursuant to the Company's tender offer which commenced on February 26, 2003.

The Company's Credit Facility permits both revolving credit loans and letters of credit, and was amended and restated on March 17, 2003 to reduce the total availability under the Credit Facility to $250 million from $350 million. At February 28, 2003 letters of credit of approximately $180.8 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. At February 28, 2003, the interest rate on this line of credit would have been, pursuant to the terms of the March 17, 2003 amendment to the Credit Facility either 5.25% (if the prime rate index had been chosen) or 3.84% (if the LIBOR rate index had been chosen). See Note 7 and Note 13 of Notes to Condensed Consolidated Financial Statements for further discussion of this line of credit.

Foreign Currency Risks

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency that is different than its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of February 28, 2003, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Pike Litigation

On August 5, 2002, the Company was notified by NRG Energy, Inc. ("NRG") that due to liquidity issues, neither NRG nor its subsidiary, LSP-Pike Energy, LLC ("Pike"), could make the next scheduled payment on the project for which the Company had a contract involving engineering, procurement, and construction of a combined cycle power plant in Holmesville, Mississippi. Consequently, on October 17, 2002 the Company filed an involuntary petition for liquidation of LSP-Pike Energy, LLC, under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson Division, to protect its rights, claims and security interests in and to the assets of Pike. Additionally, the Company filed suit against NRG and Xcel, and certain of their officers in the United States District Court for the Southern District of Mississippi, Jackson Division, to collect amounts due, damages and costs. A lien has also been filed on the project property. The Company has also joined in an involuntary Bankruptcy instituted against NRG by former executives in Bankruptcy Court in Minnesota.The Company is continuing discussions with NRG, Xcel, and the lenders in an effort to resolve this matter. In December 2002, Pike disputed the bankruptcy petition in court and discovery is proceeding. Also see Note 12 to the Notes to the Condensed Consolidated Financial Statements in Part I of this report, which is hereby incorporated by reference, for a further discussion of the Pike project.

NEG Litigation

On December 13, 2002, the Company filed suit in the U.S. District Court in Delaware seeking a declaration that NEG had repudiated the Covert and Harquahala contracts and that the Company was entitled to adequate assurances of performance under these contracts, including adequate assurance of payment. The suit further requested that in the event adequate assurance is not provided, the Company be relieved of its obligation to complete the EPC services on these projects. In addition, the Company has provided a notice of default under the agreements to NEG and its lenders, and of its right to terminate the contracts as early as January 15, 2003, unless adequate assurance of payment under the contracts can be made.

On March 13, 2003 the Company filed a Notice of Dismissal of its suit. On March 16, 2003 the Company announced that it notified NEG and its lenders that it had terminated the Covert and Harquahala projects. The Company has elected to terminate the contracts in order to preserve, and better enable the Company to assert certain legal rights under the contracts.

On March 18, NEG's lenders filed suit in the U.S. District Court for the District of Delaware claiming wrongful termination of these projects and seeking damages "expected to be in excess of $100 million". The Company denies this allegation.

If this termination is determined to have been wrongful the Company could be subject to claims for damages for breach of contract by NEG or its lenders which claims for damages could include the cost of third parties to complete the projects. Such claims for damages could exceed our own estimates of the cost to complete such projects. In such an event, any claims by NEG or its lenders would likely be determined in any legal proceeding in which our claims against NEG would be determined.

On April 10, 2003, a non-binding term sheet was executed among the Company, NEG, and other parties, including NEG's lenders, which provides for, among other things, a resolution of the foregoing claims related to the NEG projects. The term sheet is non-binding and subject to definitive documentation and approval by the lenders. See Note 12 to the Notes to the Condensed Consolidated Financial Statements in Part I of this report, which is hereby incorporated by reference, for a further discussion of the NEG projects.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 24, 2003, the Company held its 2003 Annual Meeting of Shareholders. Two proposals were submitted to a vote at the meeting. The proposals and the results of the vote on the proposals were as follows:

PROPOSAL NO. 1 - Election of Directors:

                  Name                       For                  Withheld
                  ----                       ---                  --------
         J. M. Bernhard, Jr.             35,727,208               271,060
         William H. Grigg                35,718,784               279,484
         L. Lane Grigsby                 34,879,896             1,118,372
         David W. Hoyle                  34,879,001             1,119,267
         Albert McAlister                35,730,639               267,629
         John W. Sinders, Jr.            35,729,949               268,319
         Charles E. Roemer               35,718,569               279,699


There were no broker non-votes with respect to the election of directors.

PROPOSAL NO. 2 - To Approve an Amendment to Increase the Number of Shares Reserved for Issuance Under the Company's 2001 Employee Incentive Compensation Plan

                             For:        24,808,711
                             Against:    10,695,154
                             Abstain:       483,477

There were 10,956 broker non-votes with respect to increase the number of shares for issuance under the Company's 2001 Employee Incentive Compensation Plan.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

4.1 Indenture dated as of March 17, 2003 by and between The Shaw Group Inc., the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee (Filed herewith).

4.2 Registration Rights Agreement dated as of March 17, 2003 by and among The Shaw Group, Inc. and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnaise Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffrey Inc. (Filed herewith)

4.3 Form of 10-3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture field as Exhibit 4.1 hereto).

10.1 Third Amended and Restated Credit Agreement, dated as of March 17, 2003, by and among The Shaw Group Inc., as borrower, Credit Lyonnais New York Branch, as a joint arranger and sole book runner, Credit Suisse First Boston, as joint arranger, Harris Trust and Savings Bank and BNP Paribas co-syndication agents; U.S. Bank National Association, as documentation agent, and the other lenders signatory thereto. Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2003.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

B.       Reports on Form 8-K

         1. On February 27, 2003, the Company filed a Form 8-K, attaching a press release dated February 26, 2003, announcing that the Company intended to offer $250.0 million principal amount at maturity of senior notes due 2010 in a private placement to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.

         2. On February 27, 2003, the Company filed a Form 8-K, attaching a press release dated February 26, 2003, announcing that the Company had received commitments for an aggregate of $250.0 million in borrowing capacity to amend and restate its senior secured credit facility under a credit agreement dated July 14, 2000, as amended and restated.

         3. On February 27, 2003, the Company filed a Form 8-K, to set forth therein a Regulation FD disclosure under Item 9 of Form 8-K relating to supplemental information contained in the preliminary offering circular dated February 26, 2003 for the proposed private placement by the Company of $250 million principal amount at maturity of its senior notes due 2010.

         4. On February 28, 2003, the Company filed a Form 8-K, to set forth therein Regulation FD disclosure relating to information to be used by senior executives of the Company in making presentations to small groups of prospective investors.

         SIGNATURES AND CERTIFICATIONS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  THE SHAW GROUP INC.



Dated: April 14, 2003                           /s/ Robert L. Belk
                                                -------------------------
                                                Chief Financial Officer
                                                (Duly Authorized Officer)

                                  CERTIFICATION


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

Date: April 14, 2003                      /s/ J. M. Bernhard, Jr.
                                          -------------------------------------
                                          J. M. Bernhard, Jr.
                                          President and Chief Executive Officer

                                  CERTIFICATION

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

Date: April 14,  2003

                                                   /s/ Robert L. Belk
                                                   ----------------------------
                                                   Robert L. Belk
                                                   Executive Vice President and
                                                   Chief Financial Officer

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX


Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 2003.


A.       Exhibits

4.1 Indenture dated as of March 17, 2003 by and between The Shaw Group Inc, the Subsidiary Guarantors party thereto,. and The Bank of New York, as trustee (Filed herewith).

4.2 Registration Rights Agreement dated as of March 17, 2003 by and among The Shaw Group, Inc. and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnaise Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffrey Inc. (Filed herewith).

4.3 Form of 10-3/4% Senior Note Due 2010 (Included as Exhibit 1 to the Indenture field as Exhibit 4.1 hereto).

10.2 Third Amended and Restated Credit Agreement, dated as of March 17, 2003, by and among The Shaw Group Inc., as borrower, Credit Lyonnais New York Branch, as a joint arranger and sole book runner, Credit Suisse First Boston, as joint arranger, Harris Trust and Savings Bank and BNP Paribas co-syndication agents; U.S. Bank National Association, as documentation agent, and the other lenders signatory thereto. Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2003.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).