Form 10-Q
period 2003-05-31
SHAW GROUP INC
filed 2003-07-15
CIK 914024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 2054

                                    FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

          For the quarterly period ended               May 31, 2003
                                         ---------------------------------------

                                       or

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

          For the transition period from _________________ to  _________________

          Commission File Number:                   1-12227
                                  ----------------------------------------------

                               THE SHAW GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Louisiana                              72-1106167
---------------------------------------- ---------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification Number)

 4171 Essen Lane, Baton Rouge, Louisiana                  70809
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

 Common stock, no par value, 37,750,216 shares outstanding as of July 14, 2003.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets - May 31, 2003
                  and August 31, 2002                                                             3-4

               Condensed Consolidated Statements of Income - For the Three
                  and Nine Months Ended May 31, 2003 and 2002                                       5

               Condensed Consolidated Statements of Cash Flows - For the
                  Nine Months Ended May 31, 2003 and 2002                                           6

               Notes to Condensed Consolidated Financial Statements                              7-23

    Item 2. - Management's Discussion and Analysis of Financial Condition                       24-36
                  and Results of Operations

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk                           37

    Item 4. - Controls and Procedures                                                              38

Part II - Other Information

    Item 1. - Legal Proceedings                                                                 39-41

    Item 6. - Exhibits and Reports on Form 8-K                                                  42-43

Signature Page                                                                                     44

Certifications                                                                                  45-46

Exhibit Index                                                                                      47

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                           (Unaudited)
                                                                              May 31,       August 31,
                                                                               2003            2002
                                                                           -----------      ----------
Current assets:
     Cash and cash equivalents                                              $  145,234      $  401,764
     Escrowed cash                                                              96,500          96,500
     Marketable securities, held to maturity                                    19,820          54,952
     Accounts receivable, including retainage, net                             429,417         436,779
     Inventories                                                                90,724          99,009
     Cost and estimated earnings in excess of billings
        on uncompleted contracts                                               252,836         248,360
     Deferred income taxes                                                      68,430          70,849
     Prepaid expenses and other current assets                                  36,960          39,087
                                                                            ----------      ----------
             Total current assets                                            1,139,921       1,447,300

Investments in and advances to unconsolidated entities, joint ventures
     and limited partnerships                                                   29,641          37,729

Investments in securities available for sale                                        --           7,235

Property and equipment, less accumulated depreciation
     of $112,279 at May 31, 2003 and $84,055 at
     August 31, 2002                                                           192,013         206,225

Goodwill                                                                       507,067         499,004

Other assets                                                                   120,578         103,653
                                                                            ----------      ----------
                                                                            $1,989,220      $2,301,146
                                                                            ==========      ==========


                                   (Continued)

        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           (Unaudited)
                                                                             May 31,         August 31,
                                                                              2003              2002
                                                                           -----------       -----------
Current liabilities:
      Accounts payable                                                     $   314,182       $   390,165
      Accrued liabilities                                                      131,049           149,002
      Current maturities of long-term debt                                     274,927             3,102
      Short-term revolving lines of credit                                       1,488             1,052
      Current portion of obligations under capital leases                        1,764             2,200
      Deferred revenue - prebilled                                               9,720            11,503
      Advanced billings and billings in excess of cost and estimated
         earnings on uncompleted contracts                                     255,891           424,724
      Contract liability adjustments                                            35,548            69,140
      Accrued contract losses and reserves                                      15,639            11,402
                                                                           -----------       -----------
           Total current liabilities                                         1,040,208         1,062,290

Long-term debt, less current maturities                                        250,725           521,190

Obligations under capital leases, less current obligations                       1,476               957

Deferred income taxes                                                           17,338            12,398

Other liabilities                                                               24,455            12,054

Commitments and contingencies                                                       --                --

Shareholders' equity:
      Preferred stock, no par value, no shares issued and outstanding               --                --
      Common stock, no par value,
         37,742,716 and 40,841,627 shares outstanding, respectively            494,882           494,581
      Retained earnings                                                        277,609           265,945
      Accumulated other comprehensive income (loss)                            (17,560)          (16,193)
      Treasury stock, 5,331,655 and 2,161,050 shares, respectively             (99,913)          (52,076)
                                                                           -----------       -----------
           Total shareholders' equity                                          655,018           692,257
                                                                           -----------       -----------
                                                                           $ 1,989,220       $ 2,301,146
                                                                           ===========       ===========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                       Three Months Ended                   Nine Months Ended
                                                                             May 31,                             May 31,
                                                                     2003              2002              2003              2002
                                                                  -----------       -----------       -----------       -----------
Income:
     Revenues                                                     $   823,984       $   902,640       $ 2,541,348       $ 1,922,476
     Cost of revenues                                                 749,348           816,679         2,342,433         1,706,063
                                                                  -----------       -----------       -----------       -----------
       Gross profit                                                    74,636            85,961           198,915           216,413

General and administrative expenses                                    50,360            42,400           149,482           106,334
                                                                  -----------       -----------       -----------       -----------
Operating income                                                       24,276            43,561            49,433           110,079

Interest expense                                                       (9,597)           (5,872)          (21,130)          (17,108)

Interest income                                                           918             3,972             4,522             9,393

Other income (expense), net                                           (11,159)             (661)          (11,126)             (217)
                                                                  -----------       -----------       -----------       -----------
                                                                      (19,838)           (2,561)          (27,734)           (7,932)
Income before income taxes and earnings (losses) from
     unconsolidated entities                                            4,438            41,000            21,699           102,147

Provision for income taxes                                              1,465            14,754             7,161            36,773
                                                                  -----------       -----------       -----------       -----------
Income before earnings (losses) from unconsolidated entities            2,973            26,246            14,538            65,374
Earnings (losses) from unconsolidated entities, net of taxes              110               484            (2,874)            1,648
                                                                  -----------       -----------       -----------       -----------
Net income                                                        $     3,083       $    26,730            11,664       $    67,022
                                                                  ===========       ===========       ===========       ===========

Net income per common share:
     Basic income per common share                                $      0.08       $      0.66       $      0.31       $      1.65
                                                                  ===========       ===========       ===========       ===========
     Diluted income per common share                              $      0.08       $      0.61       $      0.30       $      1.56
                                                                  ===========       ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                                 May 31,
                                                                                           2003            2002
                                                                                        ---------       ---------
Cash flows from operating activities:
     Net income                                                                         $  11,664       $  67,022
     Depreciation and amortization                                                         33,966          19,535
     Provision for deferred income taxes                                                    6,000          33,652
     Amortization of contract adjustments                                                 (20,052)        (19,582)
     Non-cash interest expense                                                             14,010          15,403
     Write-off of investments in securities available for sale and accounts
             and  claims receivable from Orion, and other accounts receivable              12,395              --
     Other operating activities, net                                                     (244,798)        122,862
                                                                                        ---------       ---------
Net cash provided by (used in) operating activities                                      (186,815)        238,892

Cash flows from investing activities:
     Purchases of marketable securities held to maturity                                 (104,012)        (88,180)
     Maturities of marketable securities held to maturity                                 139,144          83,823
     Purchases of property and equipment                                                  (21,919)        (60,034)
     Proceeds from sale of assets                                                           2,948             683
     Investment in subsidiaries, net of cash received                                     (22,633)        (90,166)
     Receipts from unconsolidated entities, net of advances                                   368           2,199
     Proceeds from sale of securities                                                         974              --
     Investment in DIP loan - Beneco                                                           --          (1,550)
     Purchase of real estate option                                                            --         (12,183)
                                                                                        ---------       ---------
Net cash used in investing activities                                                      (5,130)       (165,408)

Cash flows from financing activities:
     Purchase of treasury stock                                                           (47,837)        (27,131)
     Repayment of debt and leases                                                        (257,514)         (3,793)
     Proceeds from issuance of debt, net of deferred credit costs                         239,256            (258)
     Net proceeds (repayments) on revolving credit agreements                                 267          (3,326)
     Issuance of common stock                                                                 301           2,208
                                                                                        ---------       ---------
Net cash used in financing activities                                                     (65,527)        (32,300)
Effect of exchange rate changes on cash                                                       942             190
                                                                                        ---------       ---------

Net increase (decrease) in cash and cash equivalents                                     (256,530)         41,374

Cash, cash equivalents and escrowed cash- beginning of period                             498,264         443,304
                                                                                        ---------       ---------

Cash, cash equivalents and escrowed cash- end of period                                 $ 241,734       $ 484,678
                                                                                        =========       =========

Supplemental disclosure:
     Non-cash investing and financing activities:
        Property and equipment acquired under capital leases                            $   1,928       $      --
                                                                                        =========       =========
        Common stock issued to acquire subsidiary                                       $      --       $  52,463
                                                                                        =========       =========
        Common stock issued as additional consideration for PPM acquisition
           completed in fiscal 2000                                                     $      --       $   1,971
                                                                                        =========       =========
        Investment in securities available for sale acquired in lieu of interest        $      --       $     412
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

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "Shaw") as of May 31, 2003 and for the three-month and nine-month periods ended May 31, 2003 and 2002 and included herein was not audited by the Company's independent auditors. However, the Company's management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2003.

The Company's foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars, the Euro and, prior to January 1, 2002, the Dutch Guilder.) All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income, a component of shareholders' equity, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," and SFAS No. 130, "Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

Note 2 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, allows companies to account for stock-based compensation by either recognizing an expense for the fair value of stock-based compensation upon issuance of a grant as presented in SFAS No. 123 and other SFAS's and related interpretations or by the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 and related interpretations.

The Company accounts for its stock-based compensation under APB No. 25, which provides that no stock compensation expense is recognized if stock options and grants are issued at the market value of the underlying stock at the date of grant. However, if the Company had adopted the fair value method of accounting for stock-based compensation and had determined its stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

                                                              Three months ended
                                                                   May 31,
                                                             2003             2002
                                                          ----------       ----------
Net income:
     As reported                                          $    3,083       $   26,730
     Stock-based employee compensation, net of taxes          (1,709)          (1,231)
                                                          ----------       ----------
     Pro forma                                            $    1,374       $   25,499
                                                          ==========       ==========

Basic earnings per share:
     As reported                                          $     0.08       $     0.66
     Stock-based employee compensation, net of taxes           (0.04)           (0.03)
                                                          ----------       ----------
     Pro forma                                            $     0.04       $     0.63
                                                          ==========       ==========

Diluted earnings per share:
     As reported                                          $     0.08       $     0.61
     Stock-based employee compensation, net of taxes           (0.04)           (0.03)
                                                          ----------       ----------
     Pro forma                                            $     0.04       $     0.58
                                                          ==========       ==========

                                                              Nine months ended
                                                                   May 31,
                                                             2003             2002
                                                          ----------       ----------
Net income:
     As reported                                          $   11,664       $   67,022
     Stock-based employee compensation, net of taxes          (4,943)          (3,807)
                                                          ----------       ----------
     Pro forma                                            $    6,721       $   63,215
                                                          ==========       ==========

Basic earnings per share:
     As reported                                          $     0.31       $     1.65
     Stock-based employee compensation, net of taxes           (0.13)           (0.09)
                                                          ----------       ----------
     Pro forma                                            $     0.18       $     1.56
                                                          ==========       ==========

Diluted earnings  per share:
     As reported                                          $     0.30       $     1.56
     Stock-based employee compensation, net of taxes           (0.13)           (0.08)
                                                          ----------       ----------
     Pro forma                                            $     0.17       $     1.48
                                                          ==========       ==========

Note 3 - Capital Stock Transactions

In September 2001, the Company's Board of Directors authorized the Company to repurchase shares of its no par value Common Stock ("Common Stock"), depending on market conditions, up to a limit of $100,000,000. The Company completed its purchases under this program in the first quarter of fiscal 2003, purchasing 3,170,605 shares at a cost of approximately $47,837,000 during the quarter, bringing the total purchases under the program to 5,331,005 shares at a cost of approximately $99,880,000. During the year ended August 31, 2002, the Company purchased 2,160,400 shares at a cost of approximately $52,043,000 under the program.

Note 4 - Acquisitions

The operating results of acquisitions are included in the Company's consolidated financial statements from the applicable date of the transaction. Pro forma information has not been disclosed for the fiscal year 2003 acquisitions as the impact is not deemed significant for the periods presented.

IT Group Acquisition

During fiscal 2002, the Company acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. ("IT Group") and its subsidiaries. IT Group and one of its wholly-owned subsidiaries, Beneco, were subject to separate Chapter 11 bankruptcy reorganization proceedings, and the acquisitions (collectively, "the IT Group acquisition") were completed pursuant to the bankruptcy proceedings. The acquisition of the IT Group assets was completed on May 3, 2002, and the acquisition of Beneco's assets was completed on June 15, 2002. The IT Group acquisition was accounted for under the purchase method of accounting.

The Company believes, pursuant to the terms of the acquisition agreements, it has assumed only certain liabilities ("assumed liabilities") of the IT Group and Beneco as specified in the acquisition agreements. The Company has estimated that its total assumed liabilities is approximately $364,000,000. Further, the acquisition agreements also provide that certain other liabilities of the IT Group, including but not limited to outstanding borrowings, leases, contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, are specifically excluded ("excluded liabilities") from the Company's transactions. The Company, however, cannot provide assurance that it does not have any exposure to the excluded liabilities because, among other matters, the bankruptcy courts have not finalized their validation of the claims filed with the courts. Accordingly, the Company's estimate of the value of the assumed liabilities may change as a result of the validation of the claims by the bankruptcy courts or other factors which may be identified during its review of liabilities. However, the Company believes, based on its review of claims filed to date, that any such adjustment to the assumed liabilities and future operating results will not be material. The one-year purchase price allocation period for the IT Group ended in May 2003, and no further adjustments to the valuation of assets and liabilities acquired will be made through purchase accounting.

The Company acquired a large number of contracts in progress and contract backlog for which the work had not commenced at the acquisition date. Under SFAS 141, "Business Combinations," construction contracts are defined as intangibles that meet the criteria for recognition apart from goodwill. These intangibles, like the acquired assets and liabilities, are required to be recorded at their fair value at the date of acquisition. The Company recorded these contracts at fair value using a market-based discounted cash flow approach by recording contract asset and liability adjustments to the balance sheet. The Company recorded related assets of approximately $9,900,000 and liabilities of $46,700,000 (as adjusted by allocation period adjustments recorded as of May 31, 2003) that are being amortized to contract costs over the estimated lives of the underlying contracts and related production backlog. As of the acquisition date, the amount of the accrued future cash losses on assumed contracts with inherent losses (accrued contract loss reserves) was estimated to be approximately $21,300,000 (including allocation period adjustments). Commencing with the initial recording of these contract adjustments and reserves during the year ended August 31, 2002, the assets and liabilities are amortized as work is performed on the contracts. Through the IT Group acquisition, the Company also acquired a customer relationship intangible valued at $1,500,000, which is being amortized over five years. The activity related to these contract assets and liabilities and intangible is included in the table at the end of Note 11.

Stone & Webster Acquisition

On July 14, 2000, the Company purchased substantially all of the operating assets of Stone & Webster, Incorporated ("Stone & Webster"), a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, and environmental and infrastructure markets. The acquisition was concluded as part of a proceeding under Chapter 11 of the Bankruptcy Code for Stone & Webster. This transaction was accounted for under the purchase method of accounting.

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

Badger Technologies Acquisition

On April 17, 2003, the Company acquired substantially all of the assets of Badger Technologies from Washington Group International, Inc. for approximately $17,700,000 in cash. Badger Technologies develops and commercializes petrochemical and petroleum refining-related technologies. Badger Technologies is being integrated into the process engineering sector of the Company's Engineering, Construction & Maintenance segment (see Note 9 - Business Segments). The Company recorded approximately $8,000,000 in goodwill and approximately $7,000,000 in intangible assets related to certain process technologies acquired in the acquisition. The allocation of the purchase price to goodwill and other intangibles is preliminary and subject to revision during the one-year allocation period.

Envirogen Acquisition

On March 21, 2003 the Company acquired all of the common stock of Envirogen, Inc. (Envirogen) for a cost of approximately $3,700,000, net of cash received. Envirogen, previously a publicly traded company, specializes in remediating complex contaminants in soil and groundwater and has been integrated into the Company's Environmental & Infrastructure segment (see Note 9 - Business Segments). Approximately $3,900,000 of goodwill was recorded related to this transaction, based on the Company's preliminary allocation of the purchase price which is subject to revision during the one-year allocation period.

LFG&E Acquisition

On November 14, 2002, the Company's Environmental & Infrastructure segment acquired the assets of LFG&E International, Inc. (LFG&E) for a cash payment of approximately $1,200,000. Approximately $355,000 of goodwill was recorded related to this transaction. LFG&E International, Inc. provides gas well-drilling services to landfill owners and operators.

Note 5 - Inventories

The major components of inventories are as follows as of the dates indicated (in thousands):

                                May 31, 2003                      August 31, 2002
                     ---------------------------------      ---------------------------------
                     Weighted                               Weighted
                     Average        FIFO        Total       Average       FIFO         Total
                     --------     -------      -------      --------     -------      -------
Finished Goods       $30,897      $    --      $30,897      $33,583      $    --      $33,583
Raw Materials          3,010       50,135       53,145        3,144       51,249       54,393
Work In Process          417        6,265        6,682          878       10,155       11,033
                     -------      -------      -------      -------      -------      -------
                     $34,324      $56,400      $90,724      $37,605      $61,404      $99,009
                     =======      =======      =======      =======      =======      =======

Note 6 - Investment in Unconsolidated Entities

During the three and nine months ended May 31, 2003, the Company recognized earnings, net of taxes, of $110,000 and losses, net of taxes, of $2,874,000 respectively, from operations of its unconsolidated joint ventures, which are accounted for using the equity method. The losses were primarily attributable to the Entergy/Shaw joint venture.

Additionally, as is common in the engineering, procurement and construction industries, the Company executed certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments included on the accompanying condensed consolidated balance sheets as of May 31, 2003 and August 31, 2002 are approximately $16,334,000 and $18,255,000 respectively, which generally represent the Company's cash contributions and earnings from these investments.

Note 7 - Debt

Revolving Lines of Credit

The Company's primary credit facility ("Credit Facility"), dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. The amendment reduced the Credit Facility to $250,000,000 from $350,000,000; however, at any time before March 17, 2004, the Company may, subject to certain conditions but without the consent of existing lenders, increase the credit limit to a maximum of $300,000,000 by allowing one or more lenders to increase their commitment or by adding new lenders. The Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $250,000,000 limits of this facility. The Company recorded deferred debt issuance costs of approximately $3,300,000 related to the amendment of the Credit Facility.

Under the Credit Facility, interest is computed, at the Company's option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms "base rate" and "LIBOR rate" have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor's Rating Services and Moody's Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to the Company's senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) the base rate to 1.50% over the base rate.

The Company is required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5,000,000 that are not used to purchase a similar asset or for a like business purpose.

The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility contains certain financial covenants, including a leverage ratio (which changes after May 1, 2004, representing the initial date LYONs may be submitted by LYONs holders for repurchase by the Company - see LYONs Convertible Securities below), a minimum fixed charge coverage ratio, defined minimum net worth, and defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Further, the Company is required to obtain the consent of the lenders to prepay or amend the terms of the Senior Notes (see Senior Notes below). The Credit Facility permits the Company to repurchase $10,000,000 of its LYONs obligations without additional consent from the lenders. Additional LYONs repurchases are also permitted if, after giving effect to the repurchases, the Company has the availability to borrow up to $50,000,000 under the Credit Facility and the Company has the required amounts of cash and cash equivalents. Prior to May 1, 2004, $100,000,000 of cash and cash equivalents is required for purposes of this test and thereafter not less than $75,000,000. Under the Credit Facility, cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility. As of May 31, 2003, the Company was in compliance with these covenants.

At May 31, 2003, the interest rate on the Credit Facility would have been either 5.25% (if the prime rate index had been chosen) or 3.82% (if the LIBOR rate index had been chosen). At May 31, 2003, the Company did not have any outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $178,000,000.

As of May 31, 2003, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings, letters of credit, and foreign exchange transactions totaling approximately $23,900,000. Approximately $1,500,000 in borrowings and approximately $3,400,000 in letters of credit were outstanding under these lines as of May 31, 2003.

LYONs Convertible Securities

Effective May 1, 2001, the Company issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option Notes ("LYONs," "debt" or " securities"). The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The debt represents senior unsecured obligations of the Company and is convertible into the Company's Common Stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain factors as defined in the agreement, including but not limited to dividends or distributions payable on Common Stock, but will not be adjusted for accrued original issue discount. The Company realized net proceeds, after expenses, from the issuance of these securities of approximately $490,000,000.

On March 31, 2003, pursuant to a tender offer which commenced on February 26, 2003, the Company completed the purchase of LYONs with an amortized value of approximately $256,700,000 and an aggregate principal value of approximately $384,600,000 for a cost of approximately $248,100,000. The purchase, after expenses and the write-off of unamortized debt issuance costs of approximately $6,600,000, resulted in a net gain of approximately $2,000,000, included in other income for the three months ended May 31, 2003. The Company used the total net proceeds, after fees, from the sale of the Senior Notes (see Senior Notes below) of approximately $241,400,000 and internal funds of approximately 6,700,000 to effect this repurchase.

The holders of the debt have the right to require the Company to repurchase the debt on May 1, 2004, May 1, 2006, May 1, 2011 and May 1, 2016 at the then-accreted value (approximately $277,100,000 at May 1, 2004). The Company has the right to fund such repurchases with shares of its Common Stock at the current market value, cash, or a combination of Common Stock and cash. The debt holders also have the right to require the Company to repurchase the debt for cash, at the then-accreted value, if there is a change in control of the Company, as defined in the agreement, occurring on or before May 1, 2006. The Company may redeem all or a portion of the debt at the then-accreted value, through cash payments, at any time after May 1, 2006. During the third quarter of fiscal 2003, the Company reclassified the outstanding balance of approximately $271,500,000 from long-term liabilities to current liabilities to reflect the potential repurchase on May 1, 2004.

Senior Notes

On March 17, 2003, the Company issued and sold $253,029,000 aggregate principal amount at maturity of 7-year, 10.75% Senior Notes ("Senior Notes" or "notes"), which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows the Company to repurchase all or a portion of the notes at the following prices (as a percentage of maturity value) and dates.

                                         Price as Percentage of
Call (Repurchase) Dates                      Maturity Value
-----------------------                  ----------------------
March 15, 2007                                  105.375 %
March 15, 2008                                  102.688 %
March 15, 2009 until maturity                   100.000 %

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

The Company is required to register the notes with the Securities and Exchange Commission within 180 days of issuance. The Company is presently in the process of registering the notes; however, should the Company be unable to do so within the allotted time period, additional amounts of interest will accrue at a rate of 0.25% per annum, increasing by an additional 0.25% per annum after each consecutive 90-day period, up to a maximum additional interest rate of 1.50%.

The Company recorded approximately $8,600,000 of deferred debt issuance costs related to the notes offering.

Note 8 - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than changes from transactions with the company's owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

                                                                              Three Months Ended           Nine Months Ended
                                                                                    May 31,                      May 31,
                                                                              2003           2002           2003           2002
                                                                            --------       --------       --------       --------
Net income                                                                  $  3,083       $ 26,730       $ 11,664       $ 67,022
Additional pension liability not yet recognized in periodic
    pension expense, net of taxes                                                 --             --         (6,300)            --
Foreign currency translation adjustments                                       2,955         (1,532)         4,740         (4,075)
Unrealized net gains on hedging activities, net of taxes                        (159)           221             67             44
Unrealized gains (losses) on securities available for sale, net of taxes          91             61            385            (88)
   Less: Reclassification adjustments for gains included in net income          (211)            --           (259)            --
                                                                            --------       --------       --------       --------
Total comprehensive income                                                  $  5,759       $ 25,480       $ 10,297       $ 62,903
                                                                            ========       ========       ========       ========

During the nine months ended May 31, 2003, the Company recorded a $6,300,000 liability, net of taxes, for one of its United Kingdom (U.K.) defined benefit retirement plans and its Canadian defined benefit retirement plan. This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligation of the plan exceeds the fair value of the plan's assets. In accordance with SFAS No. 87, "Employers Accounting for Pensions," the increase in the minimum liability is recorded through a direct charge to shareholders' equity and is reflected net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet as of May 31, 2003. This liability will require the Company to increase its future cash contributions to the plans.

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Australian and Canadian dollars, the Euro, and, prior to January 1, 2002, the Dutch

Guilder. The gains in 2003 are primarily the result of the strengthening of the British pound and the Euro in relation to the U.S. dollar.

The Company's hedging activities, which are generally limited to foreign exchange transactions, during the three months and nine months ended May 31, 2003 and 2002 were not material.

Note 9 - Business Segments

Effective February 28, 2003, the Company reorganized its operations, resulting in a change in its operating segments. The Company segregates its business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from the Company's previously reported segments is that pipe fabrication and related operations were moved from the segment previously reported as the Integrated EPC Services segment to the segment previously reported as the Manufacturing and Distribution segment, resulting in the new ECM segment and the new Fabrication, Manufacturing and Distribution segment, respectively.

The following table presents information about segment results of operations and assets for the periods indicated. Certain reclassifications, primarily related to the new E&I segment established with the acquisition of the IT Group and the changes discussed in the prior paragraph, have been made to conform the May 2002 information to the May 2003 presentation basis (in thousands):

                                                                              FABRICATION,
                                                                             MANUFACTURING
                                                                                  AND
                                               ECM               E&I         DISTRIBUTION       CORPORATE           TOTAL
                                           -----------       -----------     -------------     -----------       -----------
THREE MONTHS ENDED MAY 31, 2003
Revenues from external customers           $   464,098       $   298,783      $    61,103      $        --       $   823,984
Intersegment revenues                            6,633               895              889               --             8,417
Net income (loss) before income taxes           (2,911)           21,071            2,213          (15,935)            4,438
Total assets                                   820,536           523,489          274,289          462,868         2,081,182

THREE MONTHS ENDED MAY 31, 2002
Revenues from external customers           $   672,976       $   118,801      $   110,863      $        --       $   902,640
Intersegment revenues                            3,590                --            1,677               --             5,267
Net income before income taxes                  35,322             5,178           16,675          (16,175)           41,000
Total assets                                   935,754           485,366          323,055          537,127         2,281,302

NINE MONTHS ENDED MAY 31, 2003
Revenues from external customers           $ 1,465,528       $   873,490      $   202,330      $        --       $ 2,541,348
Intersegment revenues                           26,660             4,229            7,114               --            38,003
Net income (loss) before income taxes          (10,424)           65,302           15,496          (48,675)           21,699

NINE MONTHS ENDED MAY 31, 2002
Revenues from external customers           $ 1,432,448       $   191,281      $   298,747      $        --       $ 1,922,476
Intersegment revenues                            6,927                --            3,669               --            10,596
Net income before income taxes                  85,730            12,284           41,189          (37,056)          102,147

Segment net income before income taxes does not include any Corporate management charges. Corporate charged management charges of $11,330,000 and $33,397,000 to its segments for the three- and nine-month periods ended May 31, 2002. As previously stated, the Company has restated prior year's data to conform with the current year presentation, including the elimination of these management charges. In fiscal 2003, Corporate began allocating certain depreciation to its segments; however, the assets remain at Corporate. The total depreciation allocated is as follows (in thousands):

                                                                     FABRICATION,
                                                                     MANUFACTURING
                                                                         AND
                                        ECM              E&I         DISTRIBUTION       CORPORATE         TOTAL
                                     -----------      ---------      --------------     ----------       --------
THREE MONTHS ENDED MAY 31, 2003      $     3,052      $      11      $          --      $   (3,063)      $     --
NINE MONTHS ENDED MAY 31, 2003             9,157             33                 --          (9,190)            --

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

                                                                MAY 31,
                                                      -----------------------------
                                                         2003              2002
                                                      -----------       -----------
Total segment assets                                  $ 2,081,182       $ 2,281,302
Elimination of intercompany receivables                   (52,119)          (62,153)
Income tax entries not allocated to segments              (39,834)          (17,538)
Other consolidation adjustments and eliminations               (9)             (789)
                                                      -----------       -----------
Total consolidated assets                             $ 1,989,220       $ 2,200,822
                                                      ===========       ===========

Note 10 - Earnings Per Common Share

Computations of basic and diluted earnings per share are presented below (in thousands, except per share amounts).

                                                  Three Months Ended       Nine Months Ended
                                                         May 31,                 May 31,
                                                   2003         2002         2003         2002
                                                 -------      -------      -------      -------
BASIC:
Income available to common shareholders          $ 3,083      $26,730      $11,664      $67,022
                                                 =======      =======      =======      =======

Weighted average common shares                    37,743       40,694       37,967       40,638
                                                 =======      =======      =======      =======

Basic earnings per common share                  $  0.08      $  0.66      $  0.31      $  1.65
                                                 =======      =======      =======      =======

DILUTIVE:
Income available to common shareholders          $ 3,083      $26,730      $11,664      $67,022
Interest on convertible debt, net of taxes            --        2,661           --        7,944
                                                 -------      -------      -------      -------
Income for diluted computation                   $ 3,083      $29,391      $11,664       74,966
                                                 =======      =======      =======      =======

Weighted average common shares (basic)            37,743       40,694       37,967       40,638
Effect of dilutive securities:
Stock options                                        368        1,007          438          894
Convertible debt                                      --        6,556           --        6,556
                                                 -------      -------      -------      -------
Adjusted weighted average common shares and
   assumed conversions                            38,111       48,257       38,405       48,088
                                                 =======      =======      =======      =======

Diluted earnings per common share                $  0.08      $  0.61      $  0.30      $  1.56
                                                 =======      =======      =======      =======

For the three months and nine months ended May 31, 2003, approximately 3,900,000 and 3,700,000 weighted-average incremental shares related to stock options were excluded from the calculation of diluted income per share because they were antidilutive. Additionally, for the three months and nine months ended May 31, 2003, the effect of the LYONs convertible debt has been excluded from the calculation of diluted income per share because it is antidilutive. For the three months and nine months ended May 31, 2002, approximately 95,000 and 110,000 weighted-average incremental shares related to stock options were excluded from the calculation of diluted income per share because they were antidilutive.

Note 11 - Goodwill and Other Intangibles

Goodwill

The following table reflects the changes (in thousands) in the carrying value of goodwill from September 1, 2002 to May 31, 2003. Refer to Note 4 for a more detailed discussion of the accounting related to these acquisitions.


Balance at September 1, 2002                                    $ 499,004
Allocation period adjustments, net  - IT Group acquisition         (4,289)
LFG&E  acquisition                                                    355
Envirogen acquisition                                               3,878
Badger acquisition                                                  8,000
Allocation period adjustments - Psycor acquisition                   (466)
Currency translation adjustment                                       585
                                                                ---------
Balance at May 31, 2003                                         $ 507,067
                                                                =========

Goodwill associated with the IT Group acquisition, which was completed on May 3, 2002, was preliminarily calculated as of August 31, 2002. Subsequent adjustments were made during the one-year allocation period as the Company obtained appraisals of the property and equipment it purchased and completed its other review and valuation procedures of the assets acquired and the liabilities assumed, as discussed in Note 4.

Amortizable Intangibles and Accrued Contract Loss Reserves

The Company's intangible assets include construction contract adjustments and contract loss reserves established in purchase accounting (related to the acquisitions of the IT Group and Stone & Webster) which are amortized as work is performed on the related contracts, its proprietary ethylene technology acquired in the Stone & Webster acquisition, which is being amortized over 15 years on a straight-line basis, and a customer relationship intangible acquired in the IT Group acquisition, which is being amortized over 5 years on a straight-line basis (see Note 4).

The following table presents the additions to and utilization/amortization of intangible assets and accrued contract loss reserves for the periods indicated (in thousands):

                                                          ASSET OR        COST OF
                                            MARCH 1,      LIABILITY       REVENUES        MAY 31,
                                             2003         INCREASE/       INCREASE/        2003
Three months ended May 31, 2003             BALANCE       DECREASE       (DECREASE)      BALANCE
-------------------------------             --------      ---------      ----------      --------
Contract (asset) adjustments                $ (7,578)      $     --       $  1,450       $ (6,128)
Contract liability adjustments                42,307             --         (6,759)        35,548
Accrued contract loss reserves                24,338           (860)        (7,839)        15,639
                                            --------       --------       --------       --------
Total contract related items                  59,067           (860)       (13,148)        45,059
Ethylene technology                          (23,834)            --            477        (23,357)
Customer relationship intangible asset            --         (1,500)           325         (1,175)
                                            --------       --------       --------       --------
Total                                       $ 35,233       $ (2,360)      $(12,346)      $ 20,527
                                            ========       ========       ========       ========

                                                           ASSET OR       COST OF
                                           SEPTEMBER 1,    LIABILITY      REVENUES        MAY 31,
                                              2002         INCREASE/      INCREASE/        2003
Nine months ended May 31, 2003              BALANCE        DECREASE      (DECREASE)       BALANCE
------------------------------             ------------    ---------     ----------      --------
Contract (asset) adjustments                $(12,150)      $  2,216       $  3,806       $ (6,128)
Contract liability adjustments                69,140         (9,734)       (23,858)        35,548
Accrued contract loss reserves                11,402         13,790         (9,553)        15,639
                                            --------       --------       --------       --------
Total contract related items                  68,392          6,272        (29,605)        45,059
Ethylene technology                          (24,788)            --          1,431        (23,357)
Customer relationship intangible asset            --         (1,500)           325         (1,175)
                                            --------       --------       --------       --------
Total                                       $ 43,604       $  4,772       $(27,849)      $ 20,527
                                            ========       ========       ========       ========


                                                           ASSET OR        COST OF
                                             MARCH 1,      LIABILITY       REVENUES       MAY 31,
                                              2002         INCREASE/       INCREASE/       2002
Three months ended May 31, 2002              BALANCE       DECREASE       (DECREASE)      BALANCE
-------------------------------              --------      ---------      ----------     ---------
Contract liability adjustments               $ 29,746      $ 30,000       $ (5,527)      $ 54,219
Accrued contract loss reserves                  4,934            --           (949)         3,985
                                             --------      --------       --------       --------
Total contract related items                   34,680        30,000         (6,476)        58,204
Ethylene technology                           (25,740)           --            477        (25,263)
                                             --------      --------       --------       --------
Total                                        $  8,940      $ 30,000       $ (5,999)      $ 32,941
                                             ========      ========       ========       ========


                                                           ASSET OR        COST OF
                                            SEPTEMBER 1,   LIABILITY       REVENUES       MAY 31,
                                               2001        INCREASE/       INCREASE/       2002
Nine months ended May 31, 2002                BALANCE      DECREASE       (DECREASE)      BALANCE
------------------------------              ------------   ---------      ----------     ----------
Contract liability adjustments               $ 43,801      $ 30,000       $(19,582)      $ 54,219
Accrued contract loss reserves                  6,906            --         (2,921)         3,985
                                             --------      --------       --------       --------
Total contract related items                   50,707        30,000        (22,503)        58,204
Ethylene technology                           (26,694)           --          1,431        (25,263)
                                             --------      --------       --------       --------
Total                                        $ 24,013      $ 30,000       $(21,072)      $ 32,941
                                             ========      ========       ========       ========

The Company has previously referred to the fair value of the acquired contract liability adjustments resulting from the Stone & Webster acquisition as gross margin reserves. The increases/decreases in the contract (asset) and contract liability adjustments for the nine months ended May 31, 2003 represent allocation period adjustments made related to the IT Group acquisition. The contract (asset) adjustments are included in other current assets in the accompanying condensed consolidated balance sheets. The $13,790,000 increase in the accrued contract loss reserves for the nine months ended May 31, 2003 resulted from allocation period adjustments related to the IT Group acquisition. The annual amortization related to the ethylene technology is approximately $1,900,000.

Note 12- Contingencies

Orion Refining Corporation Bankruptcy and Other Uncollectible Receivables

On May 13, 2003, Orion Refining Corporation (Orion) filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At this time, the Company carried investments in securities of Orion valued at approximately $6,600,000 and accounts and claims receivable from Orion of approximately $5,000,000. Based on the Company's understanding of

Orion's available assets and the Company's security interest in those assets, the Company may not be able to realize any significant recovery of these amounts. Therefore, the Company recognized a charge to other expense of approximately $11,600,000, representing the total carrying amount of both the investment and the receivables from Orion. In addition, the Company recognized a charge to other expense of approximately $750,000 related to the write-off of other uncollectible receivables unrelated to Orion.

Contingencies and Subsequent Developments Associated with Domestic Power Market EPC Projects

In fiscal 2002 and 2001 the Company entered into several significant engineering, procurement and construction (EPC) contracts for new domestic gas-fired combined cycle power plants. For the three months and nine months ended May 31, 2003 and 2002, the Company recognized revenues of approximately $226,186,000 and $810,953,000 and $462,587,000 and $791,049,000, respectively, related to these contracts. The Company's customers for these power plants are major utility companies and independent power producers ("IPPs"), several of which were wholly or partially owned subsidiaries of major utilities. In fiscal 2002, demand for new capacity in the domestic power market significantly decreased, resulting in, among other things, financial distress among many participants in the domestic power markets, particularly the IPPs. At the time the Company entered into these contracts, all of these customers had investment grade credit ratings. During 2002, all of the Company's IPP customers received downgrades to their credit ratings, reducing their credit ratings below investment grade. As of May 31, 2003, the Company has approximately $320,000,000 remaining in backlog related to gas-fired combined cycle power plant projects:
$86,000,000 for IPPs on five projects with the remaining $234,000,000 for major utility companies on three projects. Approximately $63,000,000 of the IPP backlog is for the Covert and Harquahala projects that are discussed below.

The Pike Project

During the fourth quarter of 2002, one of the Company's customers, LSP-Pike Energy, LLC ("Pike") notified the Company of its intention to not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which is owned by Xcel Energy, Inc. ("Xcel"). In accordance with the terms of the contract, on September 4, 2002, the Company notified Pike that it was in breach of the terms of the contract for nonpayment and, therefore, the contract was terminated. No amounts are included in backlog related to this project.

Prior to the contract termination, the Company had executed commitments/agreements to purchase equipment for the project and had also entered into agreements with subcontractors to perform work on the project. Certain of these commitments and agreements contain cancellation clauses and related payment or settlement provisions. The Company is continuing discussions with its vendors and subcontractors to determine the final amounts owed based on the termination of the project. Under the terms of the contract between the Company and Pike, Pike is obligated to reimburse the Company for all of the costs incurred by the Company, whether before or after the termination, and a fee for the work performed prior to the termination. The Company believes that it is owed approximately $130,000,000 in costs and fees over the amounts already paid under the contract.

The Company is actively pursuing alternatives to collect all amounts owed under the Pike contract. A lien has been filed on the project. On October 17, 2002, the Company filed an involuntary petition in the U. S. Bankruptcy Court for the Southern District of Mississippi for liquidation of Pike, under Chapter 7 of the U.S. Bankruptcy Code to protect its rights, claims, and security interests in and to the assets of Pike. While the Company believes that, pursuant to the terms of the contract with Pike, the Company has retained ownership of a significant amount of equipment that was to be installed on the project, the project lenders have advised the Company that they may have an interest in certain of this equipment. In December 2002, Pike disputed the bankruptcy petition in court and discovery is currently proceeding. On March 20, 2003, the Court approved an agreed order submitted by the Company, Pike, and its lenders, which allowed the Company to dispose of the equipment in its possession or control, reserving the parties' rights with respect to any proceeds from disposition. The Company also filed suit against NRG in U.S. District Court in Mississippi to collect amounts due under a $100,000,000 guarantee, the validity of which NRG has disputed, and against NRG and Xcel, along with certain of their officers, for additional damages and costs under various legal theories including substantive consolidation, alter-ego, and piercing the corporate veil.

On May 14, 2003, NRG and certain affiliates filed voluntary petitions in the U.
S. Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. NRG's filing included a plan of reorganization which incorporates the terms of a settlement previously announced among NRG, Xcel Energy and members of NRG's major creditors that provides for payments by Xcel to NRG and its creditors of up to $752 million. The consummation of the settlement is contingent upon, among other things: the effective date of the plan occurring on or prior to December 15, 2003; approval by the Bankruptcy Court; documentation satisfactory to Xcel, NRG and NRG creditors; the receipt of releases in favor of Xcel from holders of at least 85 percent of the general unsecured claims held by NRG's creditors; and the receipt by Xcel of all necessary regulatory and other approvals. The Company intends to comply with procedures in this proceeding to pursue its claims. The Company has also filed a motion in the Mississippi bankruptcy proceeding to transfer venue of the New York bankruptcy to Mississippi.

In addition to the legal proceedings, the Company is continuing discussions with Pike and its lenders and NRG and Xcel in an effort to resolve collection of the amounts owed. The Company has, in connection with its continuing evaluation of the Pike project, estimated that (i) it has or will incur costs of approximately $65,000,000 to $70,000,000 over the amounts that have been previously collected from Pike and (ii) equipment that was to be installed on the project could be liquidated for approximately $40,000,000 to $60,000,000. During the three months ended May 31, 2003, the Company reached agreements with certain subcontractors and vendors which has reduced the Company's exposure.

Although the Company expects to recover amounts owed to it (including final vendor and subcontractor settlements) and the profit previously recognized on the project, it is also reasonably possible that the Company will not recover all of its costs and profit recognized, particularly if the Company is not successful in its claims in NRG's bankruptcy and if (i) any dispute regarding the ownership of the equipment in the possession of the Company is resolved adversely to the Company; or (ii) such equipment cannot be used on another similar project or liquidated by the Company to recover all or a portion of the amount owed. The amount, if any, that the Company may not be able to recover is dependent upon the final amounts to be expended by the Company related to the project, the amount to be realized upon disposition of the equipment related to the project, the Company's ability to successfully realize a claim in the bankruptcy proceedings, and the outcome of the Xcel litigation. Because that contract was terminated on September 4, 2002, no revenue or profit related to Pike was recognized for the nine months ended May 31, 2003. The Company will not recognize any additional profit it is owed under this contract until it is probable it will collect that additional amount. Although the Company does not believe a loss has been incurred as of May 31, 2003, based on these estimates, if the Company is unable to collect additional amounts from its customer (or its affiliates), the Company believes that its potential future loss on the Pike project could range from $5,000,000 to $30,000,000. As of May 31, 2003, the Company has recorded approximately $48,600,000 for costs incurred over amounts received on the project, which is included in accounts receivable on the accompanying condensed consolidated balance sheets.

The Covert & Harquahala Projects

In early fiscal 2002, the Company entered into two target price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities to provide EPC services for two gas-fired combined cycle power plants, Covert & Harquahala. In October 2002, the parent company of NEG, PG&E Corp ("PG&E"), announced that NEG had notified its lenders it did not intend to make further equity contributions required under the credit facility to fund these two projects. The Company believed that this notice raised doubt about whether the Company would continue to be paid for the work it performed under these target price agreements.

In May 2003, after extensive negotiations with NEG's project entities, NEG, and the lenders, all parties reached a definitive agreement for settlement of claims related to the Covert and Harquahala projects. The settlement provides for fixed-price EPC contracts which increase the original target price for both projects by a total of $65,000,000, termination of the target price component of the original agreements which provided for recovery of costs in excess of the fixed price contracts, dismissal of pending legal proceedings, and release by the Company of claims based on change orders and the incurrence of other additional costs, and extension of the schedule for completion of the projects.

The revised schedule provides for the Company to complete the Harquahala project in September 2003 and the Covert project in December 2003.

Primarily as a result of defects in the turbines and generators, the completion of the Harquahala project has been further delayed and is now expected to be completed in October 2003. Consequently, the Company may be assessed additional delay damages estimated at approximately $7,000,000. However, the Company has recorded a claim receivable from the responsible vendors and subcontractors for the amount of these additional delay damages and insurance recoveries. In addition, the Company has recorded back charges receivable against vendors and subcontractors of approximately $15,800,000. The Company believes it has a strong basis for claims and back charges in excess of the recorded amounts; however, recovery of the claims and back charges is dependent upon negotiations with the applicable parties and the results of litigation. The Company records claims and back charges receivable in cost and estimated earnings in excess of billings on uncompleted contracts ("CIE") on the accompanying condensed consolidated balance sheets. If the Company is unable to collect the amount of claims and back charges receivable that have been recorded as discussed above, the Company would recognize a charge to earnings in the period when it becomes evident that all or a portion of the receivables are not realizable.

During the three months ended November 30, 2002, due to increases in cost estimates the Company reversed $7,700,000 of profit previously recognized on these projects. Based on the May 2003 settlement and the Company's revised estimated total costs to complete these projects, the Company recognized a charge to earnings in the three months ended February 28, 2003 in the amount of $30,000,000.

As part of the May 15, 2003 settlement, NEG made payment of $32,500,000 to the Company in consideration for, among other things, release of NEG's obligations under certain guaranties. On July 8, 2003, NEG filed a voluntary Chapter 11 bankruptcy proceeding. The Company is in the process of evaluating what impact, if any, the Chapter 11 proceeding of NEG will have on the referenced settlement agreement, the Covert and Harquahala projects, and otherwise. Based on the limited investigation the Company has been able to conduct as of July 14, 2003, the Company believes that the bankruptcy of NEG will not have a material, adverse impact on the Company or its operating results.

The Wolf Hollow Project

AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively "AES") originally contracted with a subsidiary of Enron to build a gas-fired, combined cycle electric power plant in Texas. This Enron subsidiary was providing the construction services and subcontracted with Parsons Energy and Chemicals Group, Inc. ("Parsons") to provide engineering, design and procurement services. After Enron declared bankruptcy, AES declared the contract in default and entered into negotiations with the Company's subsidiary, Stone & Webster, Inc. ("S&W") to complete the project.

On March 8, 2002, AES and S&W entered into a series of contracts (collectively the "EPC contract") to complete the engineering, design, procurement, and construction of the project for an aggregate amount of $99,000,000. Under the terms of the EPC contract, AES, at its option, may pay up to $27,000,000 of the contract price in subordinated notes or cash. The subordinated notes, when issued, bear interest at prime plus 4% and mature in October 2009. However, if any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date is convertible at the option of the Company into a 49.9% equity interest in the project. Provisional acceptance was scheduled for October 15, 2002. The contract provides for liquidated damages of $120,000 per day through June 1, 2003 and $185,000 per day thereafter for late completion. S&W secured its obligations by providing two letters of credit totaling $28,000,000. AES represented and warranted at the time of contracting with S&W that the project was 67% complete and that engineering was 99.8% complete, and S&W relied upon this stage of completion in contracting with AES.

The Company now expects substantial completion of the project in July 2003. The delay is primarily due to (i) the overstatement of the percentage completion by AES and Parsons at the time the Company entered into the contract; (ii) a fire that occurred in June of 2002 at the project site; and (iii) failure of a turbine during start-up testing in May 2003.

These factors are discussed in more detail below.

On June 16, 2002, a fire occurred at the project site resulting in considerable damage to certain equipment. S&W sought relief from AES for cost and schedule impacts caused by the fire under force majeure provisions of the EPC contract. In addition, S&W submitted a change order for additional costs and delays associated with an inadequate water treatment system for which AES was responsible. AES rejected S&W's request for force majeure relief and rejected the change order. AES began to assess liquidated damages while the parties participated in the dispute resolution process called for in the contract. S&W is also seeking recovery of costs caused by the fire under its builder's risk insurance policy.

The parties were unable to reach agreement, and on November 5, 2002, S&W filed suit in the District Court of Hood County, Texas against AES for breach of contract. The original petition sought a sixty-day schedule extension, and compensation for the additional costs S&W had and would continue to incur from the fire and resulting delay, as well as costs for modification to the water treatment system.

As work on the project progressed, S&W discovered that AES and Parsons had misrepresented the status of the engineering and procurement progress. On this basis, S&W sought additional schedule extensions from AES, which AES rejected. On May 2, 2003, S&W amended its complaint against AES, and on May 9, 2003, S&W filed a Second Amended Petition adding Parsons as a defendant. In June 2003, AES Corporation was also added as a defendant. The amended petitions seek compensation as well as exemplary damages for breach of representation and warranty, fraud and negligent misrepresentation, based on the fact that Parsons' engineering was far less than 99.8% complete, and while both AES and Parsons were aware of this, neither disclosed it to S&W. The misrepresentation had an adverse impact on S&W's procurement activities as well as scheduling and has resulted in increased labor, equipment, overhead and other delay-related job costs in excess of what would have been incurred had engineering been 99.8% complete as represented. Parsons also designed the electrical system which is believed to have caused the fire and led to the associated delays. This case is currently scheduled for jury trial in January 2004; however, this trial could be delayed as a result of recently added parties and claims.

On May 11, 2003, during start-up testing on the project, one of the combustion turbines failed. The turbine failure caused a further delay in the project completion, resulting in additional costs to S&W, and additional liquidated damages to be claimed by AES. The project is now expected to be substantially complete before the end of July 2003.

S&W has recorded claims receivable from AES in excess of $20,000,000 for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims, and has recorded receivables of approximately $11,000,000 that S&W expects to recover from insurance proceeds related to the fire and back charges from subcontractors and vendors. AES has assessed or is expected to assess approximately $35,000,000 in liquidated damages and has withheld payment on invoices due S&W under the EPC contract to offset these damages. In addition, on June 20, 2003 AES drew $13,900,000 against the letters of credit issued on behalf of S&W in favor of AES for recovery of liquidated damages. However, S&W disputes a substantial portion of the liquidated damages and has included in its cost estimates recovery of approximately $26,000,000 of liquidated damages either as relief from AES or to be recovered from subcontractors or vendors. The Company believes it has a strong basis for claims and back charges in excess of the recorded amounts; however, recovery of the claims is substantially dependent upon negotiations with the applicable parties and the results of litigation. The Company holds a mortgage on the project assets second to the lenders, to secure AES obligations under the notes. It has also filed a lien against the project in connection with its claims under the contract. The Company records claims and back charges receivable in CIE on the accompanying condensed consolidated balance sheets. If the Company is unable to collect the amount of claims and back charges receivable that have been recorded as discussed above, the Company would recognize a charge to earnings in the period when it becomes evident that all or a portion of the receivables are not realizable.

As of May 31, 2003, the Company has $29,900,000 in receivables and $35,000,000 in CIE related to this project and expects to incur an additional $16,700,000 to complete the project.

During the three months ended May 31, 2003, the Company reversed approximately $2,000,000 of profit previously recognized on the project to reflect increases in cost estimates and estimated recoveries of the claims and back charges.

Guarantees

The Company's lenders issue letters of credit on its behalf to customers or sureties in connection with its contract performance and in limited circumstances certain other obligations of third parties. The Company is required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At May 31, 2003 the amount of outstanding letters of credit was approximately $178,000,000, which was subsequently drawn down by approximately $13,900,000 on June 20, 2003, related to the Wolf Hollow project as discussed above.

The Company has also provided guarantees to certain of its joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheets. At May 31, 2003 the Company had guaranteed approximately $8,300,000 of bank debt or letters of credit and $42,000,000 of performance bonds with respect to its unconsolidated joint ventures. The Company would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of May 31, 2003.

Note 13 - New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 did not have a material effect on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Financial Accounting Series Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003 (September 1, 2003 for the Company). The Company has not yet determined what the effect, if any, this interpretation will have on the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Because the Company has minimal derivative instruments (primarily foreign currency hedges), the adoption of FAS 149 is not expected to materially impact the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have any such instruments outstanding, the adoption of SFAS 150 is not expected to materially impact the Company's financial position, cash flows or results of operations.

PART I - FINANCIAL INFORMATION

          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries (hereinafter referred to collectively, unless the context otherwise requires, as "the Company" or "Shaw") at May 31, 2003, and the results of their operations for the three-month and nine-month periods then ended and should be read in conjunction with (i) the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect the Company or Shaw or its management "believes," "expects," "anticipates," "plans," "intends," "foresees," or other similar expressions) are forward-looking statements. These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and assumptions. They are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company's products and services; changes in general economic conditions, and, specifically, changes in the rate of economic growth in the United States and other major international economies; the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; the cyclical nature of the individual markets in which the Company's customers operate; the financial strength of the Company's customers and their ability to make scheduled payments on their contracts with the Company; changes in investment by the energy, power and environmental and infrastructure industries; the availability of qualified engineers and other professional staff and craft labor needed to execute contracts; the uncertain timing of awards and contracts; the funding of backlog, including government budget constraints; cost overruns on fixed or unit priced contracts; cost overruns which negatively affect fees to be earned or cost variances to be shared on cost-plus contracts; changes in laws and regulations and in trade, monetary and fiscal policies worldwide; currency fluctuations; the effect of the Company's policies, including but not limited to the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; delays or difficulties in the production, delivery or installation of products and the provision of services, including the ability to recover for changed conditions; the ability of the Company to successfully integrate acquisitions; the protection and validity of patents and other intellectual property; and various other legal, regulatory and litigation risks. Should one or more of these risks or uncertainties materialize, or should any of the Company's assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, as well as the other reports and registration statements filed by the Company with the Securities and Exchange Commission and on the Company's website under "Forward Looking Statements." These documents are available from the Securities and Exchange Commission (the "SEC") or from the Company's Investor Relations Department. All of the Company's annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on the Company's website under "Investor Relations." For more information on the Company and the announcements it makes from time to time, visit its website.

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

Effective February 28, 2003, the Company reorganized its operations, resulting in a change in its operating segments. The Company has segregated its business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental and Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from the Company's previously reported segments is that pipe fabrication and related operations were moved from the segment previously reported as the Integrated EPC Services segment to the segment previously reported as the Manufacturing and Distribution segment resulting in the new ECM segment and the new Fabrication, Manufacturing and Distribution segment, respectively.

Engineering, Construction & Maintenance

The ECM segment provides a range of project-related services, including design, engineering, construction, procurement, maintenance, and consulting services, primarily to the power generation and process industries.

Environmental & Infrastructure

The E&I segment provides services which include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and outsourcing privatization markets.

Fabrication, Manufacturing and Distribution

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants and manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings.

Comments Regarding Future Operations

Historically, the Company has used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and it plans to continue to do so. However, all comments concerning the Company's expectations for future revenue and operating results are based on the Company's forecasts for its existing operations and do not include the potential impact of any future acquisitions.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the Company's net revenues that certain income and expense items represent:

                                                                      Three Months Ended           Nine Months Ended
                                                                            May 31,                     May 31,
                                                                      2003          2002          2003          2002
                                                                     ------        ------        ------        ------
Income:
      Revenues                                                        100.0%        100.0%        100.0%        100.0%
      Cost of revenues                                                 90.9          90.5          92.2          88.7
                                                                     ------        ------        ------        ------
        Gross profit                                                    9.1           9.5           7.8          11.3

General and administrative expenses                                     6.1           4.7           5.8           5.6
                                                                     ------        ------        ------        ------
      Operating income                                                  3.0           4.8           2.0           5.7

Interest expense                                                       (1.2)         (0.7)         (0.8)         (0.9)
Interest income                                                         0.1           0.4           0.2           0.5
Other income (expense), net                                            (1.3)         --            (0.5)        --
                                                                     ------        ------        ------        ------
                                                                       (2.4)         (0.3)         (1.1)         (0.4)

Income before income taxes and earnings (losses)
      from unconsolidated entities                                      0.6           4.5           0.9           5.3
Provision for income taxes                                              0.2           1.6           0.3           1.9
                                                                     ------        ------        ------        ------
Income before earnings (losses) from unconsolidated entities            0.4           2.9           0.6           3.4
Earnings (losses) from unconsolidated entities                          0.0           0.1          (0.1)          0.1
                                                                     ------        ------        ------        ------
Net income                                                              0.4%          3.0%          0.5%          3.5%
                                                                     ======        ======        ======        ======

General

The Company's revenues by industry sectors approximated the following for the periods presented:

                                             Three Months Ended May 31,
                                            2003                    2002
                                     -------------------      -------------------
Industry Sector                      (in millions)     %      (in millions)     %
---------------                      -------------   ---      -------------   ---
Power Generation                       $  379.4       46%       $  672.2       75%
Environmental and Infrastructure          298.8       36           118.8       13
Process Industries                        126.0       15            56.3        6
Other Industries                           19.8        3            55.3        6
                                       --------      ---        --------      ---
                                       $  824.0      100%       $  902.6      100%
                                       ========      ===        ========      ===


                                                 Nine Months Ended May 31,
                                             2003                         2002
                                      --------------------       --------------------
Industry Sector                       (in millions)     %        (in millions)     %
---------------                       -------------    ---       -------------    ---
Power Generation                       $  1,270.4       50%       $  1,415.1       74%
Environmental and Infrastructure            873.5       34             191.3       10
Process Industries                          306.7       12             181.0        9
Other Industries                             90.7        4             135.1        7
                                       ----------      ---        ----------      ---
                                       $  2,541.3      100%       $  1,922.5      100%
                                       ==========      ===        ==========      ===

The Company's revenues decreased to $824.0 million for the three months ended May 31, 2003 from $902.6 million for the three months ended May 31, 2002 and increased to $2.5 billion for the nine months ended May 31, 2003 from $1.9 billion for the nine months ended May 31, 2002. The decrease in revenue for the three months ended May 31, 2003 was primarily attributable to the extended weakness in the domestic power market, which has had a pervasive negative impact on the Company's ECM and Fabrication, Manufacturing and Distribution revenues. Revenue from the power generation industry was approximately $292.8 million less in the third quarter of fiscal 2003 than in the third quarter of fiscal 2002, as revenue from gas-fired power generation projects, which commenced in fiscal 2001 early and fiscal 2002, declined. The decrease in the power industry was partially offset by a $180.0 million increase in environmental and infrastructure revenue, due primarily to the acquisition of the IT Group in May 2002 (see Note 4 of Notes to Condensed Consolidated Financial Statements), and a $69.7 million increase in process revenue, due primarily to a 600,000 tons per year ethylene plant project in China.

The increase in revenue for the nine months ended May 31, 2003 is primarily attributable to the IT Group acquisition during the third quarter of fiscal 2002. In May 2002, the Company acquired most of the assets and assumed certain liabilities of the IT Group, a leading provider of environmental and infrastructure services to governmental and commercial customers. As a result of this acquisition, the Company formed a new Environmental & Infrastructure segment by combining the acquired IT Group operations with the Company's existing environmental and infrastructure businesses. This acquisition increased the Company's revenues from environmental and infrastructure services to $873.5 million for the nine months ended May 31, 2003 from revenues of $191.3 million for the nine months ended May 31, 2002.

The Company anticipates that revenue from the power industry will continue to trend downward as the revenue from large EPC projects declines, but it anticipates that its environmental and infrastructure revenue will continue to increase as the Company continues to grow the service's capabilities and client base.

The following tables present the Company's approximate revenues by geographic region:

                                   Three Months Ended May 31,
                                2003                       2002
                        ---------------------       ---------------------
Geographic Region        (in millions)     %        (in millions)     %
-----------------       -------------     ---       -------------    ---
United States              $  705.4        86         $  805.9        90%
Asia/Pacific Rim               52.3         6             37.9         4
Europe                         22.3         3             24.7         3
Other North America            34.7         4             21.2         2
South America                   2.3        --              8.0         1
Middle East                     1.2        --              3.1        --
Other                           5.8         1              1.8        --
                           --------       ---         --------       ---
                           $  824.0       100%        $  902.6       100%
                           ========       ===         ========       ===

                                      Nine Months Ended May 31,
                                  2003                         2002
                          ---------------------        ---------------------
Geographic Region         (in millions)      %         (in millions)      %
-----------------         -------------     ---        -------------     ---
United States              $  2,176.8        86         $  1,624.9        85%
Asia/Pacific Rim                160.2         6              111.3         6
Other North America              98.6         4               76.0         4
Europe                           73.1         3               70.6         4
South America                    11.9        --               20.7         1
Middle East                       5.6        --               11.3        --
Other                            15.1         1                7.7        --
                           ----------       ---         ----------       ---
                           $  2,541.3       100%        $  1,922.5       100%
                           ==========       ===         ==========       ===


Revenues for domestic projects decreased $100.5 million to $705.4 million for the three months ended May 31, 2003 from $805.9 million for the three months ended May 31, 2002 and increased $551.9 million to $2.2 billion for the nine months ended May 31, 2003 from $1.6 billion for the nine months ended May 31, 2002. The decrease in domestic revenues for the three months ended May 31, 2003 was primarily attributable to the previously mentioned decline in power generation revenues. The increase in domestic revenues for the nine months ended May 31, 2003 as compared with the nine months ended May 31, 2002 primarily resulted from an increase in power generation revenues in the first quarter of fiscal 2003 over the first quarter of fiscal 2002 and the acquisition of the IT Group in May 2002.

Revenues from international projects increased to $118.6 million and $364.5 million for the three and nine months ended May 31, 2003 from $96.7 million and $297.6 million for the same periods of the prior fiscal year. The revenue increase in the Asia Pacific Rim region was primarily a result of the work performed on the ethylene plant in China. The increase in revenue in Other North America regions was due primarily to increased revenue in Canada from an environmental consulting unit acquired through the IT Group acquisition.

Backlog at May 31, 2003 by industry sector is as follows (in millions):


Environmental and Infrastructure        $  2,723.0        55%
Power Generation                           1,591.2        32
Process Industries                           571.1        12
Other Industries                              69.9         1
                                        ----------       ---
                                        $  4,955.2       100%
                                        ==========       ===

Total backlog at May 31, 2003 was approximately $5.0 billion, consistent with $5.0 billion at February 28, 2003, compared to $5.6 billion at August 31, 2002. The decrease in backlog since August 31, 2002 is attributable to reduction in demand for gas-fired power generation services. Since February 28, 2003, the decline in power generation awards has been offset by increases in awards for environmental and infrastructure services, services to the process industry, and nuclear maintenance services. Approximately 91% of the backlog relates to domestic projects, and roughly 40% of the backlog relates to work currently anticipated to be completed during the 12 months following May 31, 2003.

Backlog is largely a reflection of the broader economic trends being experienced by the Company's customers and is important in anticipating operational needs. Backlog is not a measure defined in generally accepted accounting principles, and the Company's backlog may not be comparable to backlog of other companies. The Company cannot provide any assurance that revenues projected in its backlog will be realized, or if realized, will result in profits.

Revenues for the fourth quarter of fiscal 2003 are expected to range from $600 million to $670 million. Fiscal 2004 revenues are expected to range from $2.4 billion to $2.8 billion, approximately 50% of which is expected to be derived from our E&I segment, approximately 40% from our ECM segment, and approximately 10% from our Fabrication, Manufacturing and Distribution segment.

The following presents a comparison of the Company's operating results (and certain other information) from the three and nine months ended May 31, 2003 as compared with the three and nine months ended May 31, 2002 for the Company's three business segments.

ECM Segment

The following tables present ECM revenues from customers in the following industry sectors:

                                  Three Months Ended May 31,
                                2003                      2002
                        --------------------       --------------------
Industry Sector         (in millions)     %        (in millions)     %
---------------         -------------    ---       -------------    ---
Power Generation          $  363.0        78%        $  602.8        89%
Process Industries            88.1        19             38.8         6
Other Industries              13.0         3             31.4         5
                          --------       ---         --------       ---
                          $  464.1       100%        $  673.0       100%
                          ========       ===         ========       ===


                                     Nine Months Ended May 31,
                                 2003                         2002
                         ---------------------       ----------------------
Industry Sector          (in millions)      %        (in millions)       %
                         -------------     ---       -------------      ---
Power Generation          $  1,186.9        81%        $  1,236.4        86%
Process Industries             219.6        15              129.1         9
Other Industries                59.0         4               66.9         5
                          ----------       ---         ----------       ---
                          $  1,465.5       100%        $  1,432.4       100%
                          ==========       ===         ==========       ===


Revenues for the three months ended May 31, 2003 decreased to $464.1 million from $673.0 million for the three months ended May 31, 2002. This decrease was due to the downturn in the domestic power market, specifically the decline in gas-fired power generation projects, offset by an increase in revenue from process projects. Process industry revenues increased primarily due to work on the ethylene plant in China that is scheduled to continue into fiscal 2005. Revenues increased to approximately $1.5 billion for the nine months ended May 31, 2003 from approximately $1.4 billion for the same period in the prior year. The increase in revenues for the nine months ended May 31, 2003 was due primarily to work on the ethylene plant in China and nuclear maintenance offset by a decline in gas-fired power generation projects and power engineering activity compared to the fiscal 2002 period. The power generation revenues for the nine months ended May 31, 2003 as compared with the nine months ended May 31, 2002 reflect an increase in power generation revenues in the first quarter of fiscal 2003 over the first quarter of fiscal 2002, with decreases in the second and third quarters of fiscal 2003 compared to the second and third quarters of fiscal 2002. Due to the decline in the market for the construction of new gas-fired power plants, management anticipates that the ECM segment's revenues will decline in the fourth quarter of fiscal 2003 and early fiscal 2004 as compared with the first three quarters of fiscal 2003 as remaining in-process EPC projects booked in 2001 and early 2002 are completed.

Gross profit for the ECM segment for the three months ended May 31, 2003 decreased to $33.7 million, or 7.3% of revenues, compared to $46.4 million, or 6.9% of revenues, for the three months ended May 31, 2002, due primarily to the reduction of estimated margins on certain contracts for the construction of new gas-fired power plants, offset by increases in gross profit on nuclear maintenance projects and the ethylene plant project in China. Additionally, the segment's process technology group recognized increased margins on process technology-related activity during the quarter. The increase in gross profit percentage for the three-month period is due primarily to recognition of higher margins on certain recently completed gas-fired power generation projects. As EPC projects which began in fiscal 2001 and early fiscal 2002 are completed and their project costs finalized, the Company's margin may be impacted by contract completion negotiations with customers and vendors on such projects.

Gross profit for the ECM segment for the nine months ended May 31, 2003 includes a $30.0 million charge related to the Covert and Harquahala projects (the NEG projects) that negatively impacted gross profit by 1.9% for the nine-month period. This charge was a result of increased estimated costs to complete these projects combined with an agreement with the owners of these projects and their lenders that increased the contract prices by a total of $65.0 million and converted the contracts from target price to fixed price. (See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of the contingencies related to certain cancelled and active ECM projects, including additional discussion of the Covert and Harquahala projects.)

The segment's gross profit, before charges related to the NEG projects of $30.0 million discussed above, decreased to $95.8 million, or 6.4% of revenues, for the nine months ended May 31, 2003 from gross profit of $119.0 million, or 8.3% of revenues, for the nine months ended May 31, 2002. The reductions in gross profit are due primarily to reductions in estimated margins on certain gas-fired power generation projects, partially offset by increases in gross profit from nuclear maintenance projects and the ethylene plant project in China. The decrease in the gross profit percentage for the nine-month period is due primarily to reductions in estimated margins on certain gas-fired power generation projects, partially offset by higher margins on the ethylene plant project in China and margin earned on the process technology-related activity during the period.

Gross profit for the three months and nine months ended May 31, 2003 was increased (cost of revenues decreased) by approximately $1.7 million and $6.4 million, respectively, and by approximately $5.5 million and $19.6 million in the same periods in fiscal 2002, for the amortization of contract liability adjustments related to contracts acquired in the Stone &Webster acquisition (see
Note 11 of Notes to Condensed Consolidated Financial Statements).

For the three and nine months ended May 31, 2003, less segment revenues were derived from large equipment purchases. Such revenues were approximately $10.4 million and $157.7 million for the three and nine months ended May 31, 2003, compared to approximately $195.7 million and $280.2 million for the three and nine months ended May 31, 2002.

Segment backlog at May 31, 2003 was approximately $2.1 billion as compared with approximately $2.4 billion at February 28, 2003 and $3.1 billion at August 31, 2002, and was comprised of the following:

                                 May 31, 2003
                             --------------------
Industry Sector              (in millions)     %
                             -------------    ---
Power Generation
   Nuclear Power              $  1,142.5       54%
   Fossil Fuel EPC                 347.2       16
   Other                            48.3        2
                              ----------      ---
Total Power Generation           1,538.0       72
Process Industries                 542.7       26
Other Industries                    36.0        2
                              ----------      ---
Total ECM                     $  2,116.7      100%
                              ==========      ===

The segment's backlog has declined from August 31, 2002 because the amount of work performed on power generation contracts was not fully replaced with new orders due to the downturn in demand for power generation services.

The Company anticipates that in the future, the ECM segment will continue to derive a significant portion of its revenues from the power industry (including generation from fossil fuel sources and nuclear sources) and will increase its revenues from other sectors of the domestic power industry through contracts to re-power, refurbish or maintain existing power plants and to provide and install emission control equipment. Although management anticipates that award levels will be less than in prior years, the Company expects to continue to design and construct new power plants, primarily for regulated utilities.

Environmental & Infrastructure Segment

E&I segment revenues for the three and nine months ended May 31, 2003 were $298.8 million and $873.5 million, respectively, as compared with revenues of $118.8 million and $191.3 million, respectively, in the same periods of the prior fiscal year. This increase was primarily attributable to the Company's acquisition of the IT Group assets and operations. (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Gross profit for the three and nine months ended May 31, 2003 was $33.3 million and $97.0 million as compared with $14.7 million and $31.4 million for the same periods of the prior year. The increases were primarily attributable to the Company's acquisition of the IT Group assets and operations. Gross profit for the three and nine months ended May 31, 2003 was increased (cost of revenues decreased) by approximately $3.6 million and $13.7 million for the net amortization of asset/liability adjustments to the fair value of contracts acquired in the IT Group acquisition (see Note 4 and Note 12 of Notes to Condensed Consolidated Financial Statements). No such amortization was recognized by the E&I segment for the three and nine months ended May 31, 2002.

The gross profit percentage was approximately 11.1% for both the three and nine months ended May 31, 2003 and approximately 12.4% and 16.4% for the three and nine months ended May 31, 2002. The reduction in the gross profit percentage for the three and nine months ended May 31, 2003 as compared with the comparable periods in the prior fiscal year was attributable to lower margin contracts associated with the businesses acquired in the IT Group transaction. The Company anticipates that the gross profit percentage for the E&I segment in the fourth quarter of fiscal 2003 will approximate the gross profit for the segment realized during the nine months ended May 31, 2003. The difference in the gross profit percentages between the Company's pre-IT Group environmental and infrastructure operations (primarily infrastructure and hazardous material clean up and disposal) and those acquired in the IT Group asset acquisition (environmental clean-up, landfills and facilities management) is primarily attributable to differences in customers, competition and mix of services.

Backlog in the E&I segment increased to approximately $2.7 billion as of May 31, 2003 from approximately $2.5 billion as of February 28, 2003 and approximately $2.3 billion as of August 31, 2002. The Company believes the E&I segment revenues will increase over the next several years as a result of a combination of factors, including market opportunities in various environmental clean-up, homeland defense and infrastructure markets and the Company's belief that it will be able to re-gain market share which the IT Group lost while it was experiencing financial difficulties, including the period in which it was in bankruptcy during the first four months of calendar 2002. The Company anticipates that segment revenue in the fourth quarter of fiscal 2003 will be approximately consistent with third quarter fiscal 2003.

Fabrication, Manufacturing and Distribution Segment

Revenues decreased to $61.1 million and $202.3 million for the three and nine months ended May 31, 2003 from $110.9 million and $298.7 million for the three and nine months ended May 31, 2002. Segment gross profit decreased to $7.7 million and $36.1 million for the three and nine months ended May 31, 2003, compared with $24.9 million and $66.0 million for same periods in fiscal 2002. The gross profit percentage was approximately 12.5% and 17.8% for the three and nine months ended May 31, 2003, compared with 22.5% and 22.1%, for the three and nine months ended May 31, 2002. The decreases in revenues and gross profit percentages in fiscal 2003 versus fiscal 2002 were attributable to reduced domestic demand, primarily from power generation customers, without offsetting increases in other industry sectors. The reduced demand for the segment's products has had a negative impact on pricing and gross profit. The Company expects domestic demand to continue at reduced levels for the remainder of fiscal 2003, though it is experiencing an increase in inquires in foreign markets for this segment. Backlog for this segment has decreased from $273.2 million at August 31, 2002 to $115.5 million at May 31, 2003. This decrease includes a $60 million write-down of backlog from one customer in the power industry.

As a result of the current market situation, the Company has decided to significantly reduce or cease production at certain smaller facilities, consolidate certain operations, and implement certain other cost savings programs for this segment. Further, the Company has suspended operations at its facility in Venezuela due to the political situation in that country. However, demand is strong in the markets serviced by the segment's unconsolidated joint ventures in Bahrain and China. The facility for the China joint venture is under construction and is expected to become operational in late calendar 2003 or early 2004.

Unconsolidated Subsidiaries

During the three and nine months ended May 31, 2003, the Company recognized earnings of approximately $0.1 million and losses of approximately $2.9 million, respectively, from operations of its unconsolidated subsidiaries, including joint ventures, which are accounted for using the equity method. These losses were primarily attributable to one project in the Entergy/Shaw joint venture. The operations of the Entergy/Shaw joint venture are winding down and are not expected to continue. Management does not anticipate any significant future contribution from this joint venture. In the three and nine months ended May 31, 2002, the Company realized income of approximately $0.5 million and $1.6 million from the operations of unconsolidated subsidiaries and joint ventures.

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), and Income Taxes

General and administrative expenses increased to approximately $50.4 million and $149.5 million for the three and nine months ended May 31, 2003, compared with approximately $42.4 million and $106.3 million for the three and nine months ended May 31, 2002. As a percentage of revenues, general and administrative expenses increased to 6.1% and 5.9% for the three and nine months ended May 31, 2003, respectively, compared with 4.7% and 5.5%, respectively, for the same periods in fiscal 2002. A substantial portion of the approximate $43.2 million increase in general and administrative costs for the nine months ended May 31, 2003 is attributable to the operations of the E&I segment (comprised largely of the IT Group businesses which the Company acquired in the third quarter of fiscal 2002). Additionally, the Company is incurring increased depreciation and facilities costs in fiscal 2003 resulting from capital projects completed in the latter part of fiscal 2002. The Company anticipates that its general and administrative expenses in the fourth quarter of fiscal 2003 will be approximately consistent with the level of the first nine months of fiscal 2003. General and administrative expenses are expected to trend downward during 2004 as the Company continues to integrate its administrative functions and reflecting the expected decrease in revenue previously discussed.

Interest expense for the three and nine months ended May 31, 2003 was approximately $9.6 million and $21.1 million, respectively, compared to approximately $5.9 million and $17.1 million for the three and nine months ended May 31, 2002. The increase over prior year amounts is primarily due to the sale on March 17, 2003 of approximately $253 million principal amount of 7-year, 10.75% Senior Notes, partially offset by a reduction in interest expense related to the LYONs due to the repurchase of approximately $256.7 million principal amount LYONs pursuant to the Company's tender offer (see Note 7 of Notes to Condensed Consolidated Financial Statements). The Company's interest costs also include the amortization of loan fees associated with the Senior Notes, the LYONs and the Credit Facility, and, therefore, the Company's interest expense is higher than would be expected based on its borrowing levels and the stated interest rates. A significant portion of the Company's interest expense (accretion of zero-coupon discount interest and amortization of loan fees) represents non-cash charges.

Interest income for the three and nine months ended May 31, 2003 decreased to approximately $0.9 million and $4.5 million from $4.0 million and $9.4 million for the same periods in fiscal 2002 as a result of lower interest rates and lower levels of invested funds, due to use of working capital and cash paid for acquisitions.

For the three and nine months ended May 31, 2003, other expense included a charge of approximately $12.4 million for the write-off of (i) investments in securities available for sale of Orion of approximately $6.6 million, (ii) accounts and claims receivable due from Orion of approximately $5.8 million, and
(iii) other accounts receivable of approximately $0.8 million (see Note 12 of Notes to Condensed Consolidated Financial Statements). Also included in other income (expense) for the three and nine months ended May 31, 2003 was a gain of approximately $2.0 million, net of expenses and the write-off of unamortized debt issuance costs, related to the Company's repurchase of a portion of its LYONs

(see Note 7 of Notes to Condensed Consolidated Financial Statements).

The Company's effective tax rate was 33% for the three and nine months ended May 31, 2003, compared to 36% for the three and nine months ended May 31, 2002. The Company's tax rate is significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work.

During the nine months ended May 31, 2003, the Company recorded a $6.3 million net of tax liability for one of its United Kingdom (U.K.) defined benefit retirement plans and its Canadian defined benefit retirement plan. (Also see
Note 8 of Notes to Condensed Consolidated Financial Statements). This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. In accordance with SFAS No. 87, "Employers Accounting for Pensions," the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is, therefore, reflected, net of tax, as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet as of May 31, 2003. This liability will require the Company to increase its future cash contributions to the plan.

Liquidity and Capital Resources

Net cash used in operations was $186.8 million for the nine months ended May 31, 2003 compared with $238.9 million of net cash provided by operations for the nine months ended May 31, 2002. For the nine months ended May 31, 2003 cash flows from operating activities was increased by (i) net income of $11.7 million, (ii) deferred tax expense of $6.0 million, (iii) depreciation and amortization of $34.0 million, (iv) interest accretion and loan fee amortization of $14.0 million, and (v) the write-off of an investment in securities available for sale and accounts and claims receivable from Orion, and other uncollectible receivables, of $12.4 million (see Note 12 of Notes to Condensed Consolidated Financial Statements). These increases were more than offset as net cash was decreased from cash used in other operating activities by $244.8 million, comprised primarily of reductions in accounts payable, accrued liabilities, and advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts. Partially offsetting these uses of cash were decreases in inventories and accounts receivable. During fiscal 2002 and 2001, the Company billed and collected substantial advanced billings on its larger EPC contracts, which positively impacted cash flow in fiscal 2002 and 2001; however, the Company's cash flow in the first nine months of fiscal 2003 was negatively impacted as the Company utilized these funds to pay project costs. Further, the Company did not receive a substantial amount of advanced billings in the first nine months of fiscal 2003. The Company expects that its cash flow will continue to be negatively impacted by the payment of project costs for which it has received advance payments.

Additionally, the Company acquired a large number of contracts in the Stone & Webster and IT Group acquisitions with lower than market rate margins due to the effect of the financial difficulties experienced by Stone & Webster and the IT Group on negotiating and executing contracts prior to acquisition. These contracts were adjusted to their fair values as an asset or liability and the related amortization has the net effect of reducing cost of revenues for the contracts as they are completed, while the amortization of the asset increases costs of revenues. Cost of revenues was reduced on a net basis by approximately $20.1 million and $19.6 million during the nine months ended May 31, 2003 and 2002, respectively, through the amortization of these adjustments, which is a non-cash component of income. The amortization of these assets and liabilities resulted in a corresponding net increase in gross profit. The adjustments are amortized over the lives of the contracts, which for certain IT Group contracts will continue for several years (see Note 4 and Note 11 of Notes to Condensed Consolidated Financial Statements).

Net cash used in investing activities was $5.1 million for the nine months ended May 31, 2003, compared to $165.4 million for the same period of the prior fiscal year. During the nine months ended May 31, 2003, the Company purchased approximately $21.9 million of property and equipment and received proceeds from the sale of property and equipment of approximately $2.9 million. The Company also used cash for acquisitions including approximately $1.2 million for LFG&E, approximately $3.7 million for Envirogen, net of cash received, and approximately $17.7 million for Badger Technologies (see Note 4 of Notes to Condensed Consolidated Financial Statements). These uses of cash were partially offset by maturities of marketable securities exceeding purchases by approximately $35.1 million.

Net cash used in financing activities totaled approximately $65.5 million for the nine months ended May 31, 2003, compared with $32.3 million of net cash used in the nine months ended May 31, 2002. During the nine months ended May 31, 2003, the Company purchased approximately 3,171,000 shares of its Common Stock for a cost of approximately $47.8 million. These purchases completed the Company's $100 million Common Stock repurchase program that it initiated in September 2001. The Company also made payments on debt and leases of approximately $257.5 million (see further discussion of LYONs below) and borrowed funds of $239.3 million, primarily through the sale of $253 million principal amount 7 year, 10.75% Senior Notes, from which the Company received approximately $241.4 million net of fees. Also netted against borrowing proceeds is approximately $3.3 million of deferred debt issuance costs related to the amendment of the Credit Facility.

The Company's primary credit facility ("Credit Facility"), dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. The amendment reduced the Credit Facility to $250 million from $350 million; however, the Company may, by March 16, 2004, increase the credit limit to a maximum of $300 million by allowing one or more lenders to increase their commitment or by adding new lenders. The Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $250 million limits of this facility.

Under the Credit Facility, interest is computed, at the Company's option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms "base rate" and "LIBOR rate" have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor's Rating Services and Moody's Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to the Company's senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) from the base rate to 1.50% over the base rate.

The Company is required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose.

The Credit Facility is secured by, among other things, (i) guarantees by the Company's domestic subsidiaries; (ii) a pledge of all of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock in certain of the Company's foreign subsidiaries; and (iii) a security interest in all property of the Company and its domestic subsidiaries (except real estate and equipment). The Credit Facility contains certain financial covenants, including a leverage ratio (which changes after May 1, 2004, representing the initial date LYONs may be submitted by LYONs holders for repurchase by the Company), a minimum fixed charge coverage ratio, defined minimum net worth and defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Further, the Company is required to obtain the consent of the lenders to prepay or amend the terms of the Senior Notes. The Credit Facility permits the Company to repurchase $10 million of its LYONs obligations. Additional LYONs repurchases are also permitted if, after giving effect to the repurchases, the Company has the availability to borrow up to $50 million under the Credit Facility and the Company has the required amounts of cash and cash equivalents. Prior to May 1, 2004, $100 million of cash and cash equivalents is required for purposes of this test and thereafter not less than $75 million. Under the Credit Facility, cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility. As of May 31, 2003, the Company was in compliance with these covenants.

At May 31, 2003, the interest rate on the Credit Facility would have been either 5.25% (if the prime rate index had been chosen) or 3.82% (if the LIBOR rate index had been chosen). At May 31, 2003, the Company did not have any outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $178.0 million.

As of May 31, 2003, the Company's foreign subsidiaries had short-term revolving lines of credit permitting borrowings, letters of credit, and foreign exchange transactions totaling approximately $23.9 million. Approximately $1.5 million in borrowings and approximately $3.4 million in letters of credit were outstanding under these lines as of May 31, 2003.

The Company's working capital was $99.7 million at May 31, 2003, with unused borrowing capacity of approximately $72.0 million. The Company's cash flow and/or working capital for the remainder of fiscal 2003 and fiscal 2004 will be impacted by (i) the amount of increased working capital necessary to support the operations and the settlement of assumed liabilities of the recently acquired IT Group, (ii) payment of costs on projects for which significant advance payments had been previously received and the timing and negotiated payment terms of its projects, (iii) developments with respect to the Pike, Covert, Harquahala, Wolf Hollow and other IPP projects (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iv) its capital expenditures program, (v) sale of non-core assets, including non-core business operations, and (vi) acquisitions. Additionally, during fiscal 2004, the Company's liquidity will be reduced by its cash interest payments on the Company's $253 million principal amount of Senior Notes which were sold and issued on March 17, 2003 as discussed above.

During the third quarter of fiscal 2003, the Company recorded an increase of approximately $271.5 million in the current maturity of long-term debt (as a reduction to working capital) related to the Company's LYONs obligations. This reclassification was required because the owners of the LYONs are permitted, if they choose to do so, to submit these notes to the Company on May 1, 2004, May 1, 2006, May 1, 2011, and May 1, 2016 for repurchase by the Company. This adjustment did not affect actual liquidity requirements in fiscal 2003; however, liquidity requirements in fiscal 2004 will be affected by the amount of LYONs submitted to the Company for repurchase in May 2004. The amortized value of the LYONs obligations will be approximately $277.1 million at that time. The Company may repurchase the LYONs submitted to the Company by the holders with either cash or shares of its Common Stock at the current market value, or a combination of its Common Stock and cash. The Company currently anticipates funding substantially all of the LYONs repurchase obligations in cash. However, the Company also has other options, including issuing stock for a portion of the obligations or other alternatives, including refinancing all or a portion of the obligations.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series Interpretation No. 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 did not have a material effect on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Financial Accounting Series Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003 (September 1, 2003 for the Company). The Company has not yet determined what the effect, if any, this interpretation will have on the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging

Activities." This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Because the Company has minimal derivative instruments (primarily foreign currency hedges), the adoption of FAS 149 is not expected to materially impact the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have any such instruments outstanding, the adoption of SFAS 150 is not expected to materially impact the Company's financial position, cash flows or results of operations.

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

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, on May 1, 2001, the Company issued $790 million (face value) 20-year, 2.25%, zero-coupon, unsecured, convertible debt for which it received net proceeds of approximately $490 million. After paying off approximately $67 million of outstanding debt, the remaining proceeds were invested in short-term debt instruments and were used to fund the Company's operations and acquisitions.

Additionally, as discussed in Note 7, of Notes to Condensed Consolidated Financial Statements on March 17, 2003 the Company issued and sold approximately $253 million principal amount of 7-year, 10.75% unsecured Senior Notes ("Senior Notes" or "notes"). The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. On March 31, 2003 the Company purchased LYONs with an amortized value of approximately $256.7 million and an aggregate principal value of approximately $384.6 million for a cost of approximately $248.1 million. The Company used the total net proceeds, after fees, from the sale of the Senior Notes of approximately $241.4 million and corporate funds of approximately $6.7 million to fund this repurchase. The LYONs were purchased pursuant to the Company's tender offer which commenced on February 26, 2003.

The Company's Credit Facility permits both revolving credit loans and letters of credit, and was amended and restated on March 17, 2003 to reduce the total availability under the Credit Facility to $250 million from $350 million. At May 31, 2003, letters of credit of approximately $178.0 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. At May 31, 2003, the interest rate on this line of credit would have been, pursuant to the terms of the Credit Facility, either 5.25% (if the prime rate index had been chosen) or 3.82% (if the 30-day LIBOR rate index had been chosen). See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion of the Credit Facility.

Foreign Currency Risks

The majority of the Company's transactions are in U.S. dollars; however, certain of the Company's subsidiaries conduct their operations in various foreign currencies. Currently, the Company, when considered appropriate, uses hedging instruments to manage its risks associated with its operating activities when an operation enters into a transaction in a currency that is different from its local currency. In these circumstances, the Company will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of May 31, 2003, the Company had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to the Company's results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

     a) Evaluation of disclosure controls and procedures. Within the 90-day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Pike Litigation

During the fourth quarter of 2002, one of the Company's customers, LSP-Pike Energy, LLC ("Pike") notified the Company of its intention to not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which is owned by Xcel Energy, Inc. ("Xcel"). In accordance with the terms of the contract, on September 4, 2002, the Company notified Pike that it was in breach of the terms of the contract for nonpayment and, therefore, the contract was terminated. No amounts are included in backlog related to this project.

Prior to the contract termination, the Company had executed commitments/agreements to purchase equipment for the project and had also entered into agreements with subcontractors to perform work on the project. Certain of these commitments and agreements contain cancellation clauses and related payment or settlement provisions. The Company is continuing discussions with its vendors and subcontractors to determine the final amounts owed based on the termination of the project. Under the terms of the contract between the Company and Pike, Pike is obligated to reimburse the Company for all of the costs incurred by the Company, whether before or after the termination, and a fee for the work performed prior to the termination. The Company believes that it is owed approximately $130,000,000 in costs and fees over the amounts already paid under the contract.

The Company is actively pursuing alternatives to collect all amounts owed under the Pike contract. A lien has been filed on the project. On October 17, 2002, the Company filed an involuntary petition in the U. S. Bankruptcy Court for the Southern District of Mississippi for liquidation of Pike, under Chapter 7 of the U.S. Bankruptcy Code to protect its rights, claims, and security interests in and to the assets of Pike. While the Company believes that, pursuant to the terms of the contract with Pike, the Company has retained ownership of a significant amount of equipment that was to be installed on the project, the project lenders have advised the Company that they may have an interest in certain of this equipment. In December 2002, Pike disputed the bankruptcy petition in court and discovery is currently proceeding. On March 20, 2003, the Court approved an agreed order submitted by the Company, Pike, and its lenders, which allowed the Company to dispose of the equipment in its possession or control, reserving the parties' rights with respect to any proceeds from disposition. The Company also filed suit against NRG in U.S. District Court in Mississippi to collect amounts due under a $100,000,000 guarantee, the validity of which NRG has disputed, and against NRG and Xcel, along with certain of their officers, for additional damages and costs under various legal theories including substantive consolidation, alter-ego, and piercing the corporate veil.

On May 14, 2003, NRG and certain affiliates filed voluntary petitions in the U.
S. Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. NRG's filing included a plan of reorganization which incorporates the terms of a settlement previously announced among NRG, Xcel Energy and members of NRG's major creditors that provides for payments by Xcel to NRG and its creditors of up to $752 million. The consummation of the settlement is contingent upon, among other things: the effective date of the plan occurring on or prior to December 15, 2003; approval by the Bankruptcy Court; documentation satisfactory to Xcel, NRG and NRG creditors; the receipt of releases in favor of Xcel from holders of at least 85 percent of the general unsecured claims held by NRG's creditors; and the receipt by Xcel of all necessary regulatory and other approvals. The Company intends to comply with procedures in this proceeding to pursue its claims. The Company has also filed a motion in the Mississippi bankruptcy proceeding to transfer venue of the New York bankruptcy to Mississippi.

In addition to the legal proceedings, the Company is continuing discussions with Pike and its lenders and NRG and Xcel in an effort to resolve collection of the amounts owed. The Company has, in connection with its continuing evaluation of the Pike project, estimated that (i) it has or will incur costs of approximately $65,000,000 to $70,000,000 over the amounts that have been previously collected from Pike and (ii) equipment that was to be installed on the project could be liquidated for approximately $40,000,000 to $60,000,000. During the three months ended May 31,

2003, the Company reached agreements with certain subcontractors and vendors which has reduced the Company's exposure.

Although the Company expects to recover amounts owed to it (including final vendor and subcontractor settlements) and the profit previously recognized on the project, it is also reasonably possible that the Company will not recover all of its costs and profit recognized, particularly if the Company is not successful in its claims in NRG's bankruptcy and if (i) any dispute regarding the ownership of the equipment in the possession of the Company is resolved adversely to the Company; or (ii) such equipment cannot be used on another similar project or liquidated by the Company to recover all or a portion of the amount owed. The amount, if any, that the Company may not be able to recover is dependent upon the final amounts to be expended by the Company related to the project, the amount to be realized upon disposition of the equipment related to the project, the Company's ability to successfully realize a claim in the bankruptcy proceedings, and the outcome of the Xcel litigation. Because that contract was terminated on September 4, 2002, no revenue or profit related to Pike was recognized for the nine months ended May 31, 2003. The Company will not recognize any additional profit it is owed under this contract until it is probable it will collect that additional amount. Although the Company does not believe a loss has been incurred as of May 31, 2003, based on these estimates, if the Company is unable to collect additional amounts from its customer (or its affiliates), the Company believes that its potential future loss on the Pike project could range from $5,000,000 to $30,000,000. As of May 31, 2003, the Company has recorded approximately $48,600,000 for costs incurred over amounts received on the project, which is included in accounts receivable on the accompanying condensed consolidated balance sheets.

AES Wolf Hollow Litigation

AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively "AES") originally contracted with a subsidiary of Enron to build a gas-fired, combined cycle electric power plant in Texas. This Enron subsidiary was providing the construction services and subcontracted with Parsons Energy and Chemicals Group, Inc. ("Parsons") to provide engineering, design and procurement services. After Enron declared bankruptcy, AES declared the contract in default and entered into negotiations with the Company's subsidiary, Stone & Webster, Inc. ("S&W") to complete the project.

On March 8, 2002, AES and S&W entered into a series of contracts (collectively the "EPC contract") to complete the engineering, design, procurement, and construction of the project for an aggregate amount of $99,000,000. Under the terms of the EPC contract, AES, at its option, may pay up to $27,000,000 of the contract price in subordinated notes or cash. The subordinated notes, when issued, bear interest at prime plus 4% and mature in October 2009. However, if any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date is convertible at the option of the Company into a 49.9% equity interest in the project. Provisional acceptance was scheduled for October 15, 2002. The contract provides for liquidated damages of $120,000 per day through June 1, 2003 and $185,000 per day thereafter for late completion. S&W secured its obligations by providing two letters of credit totaling $28,000,000. AES represented and warranted at the time of contracting with S&W that the project was 67% complete and that engineering was 99.8% complete, and S&W relied upon this stage of completion in contracting with AES.

The Company now expects substantial completion of the project in July 2003. The delay is primarily due to (i) the overstatement of the percentage completion by AES and Parsons at the time the Company entered into the contract; (ii) a fire that occurred in June of 2002 at the project site; and (iii) failure of a turbine during start-up testing in May 2003. These factors are discussed in more detail below.

On June 16, 2002, a fire occurred at the project site resulting in considerable damage to certain equipment. S&W sought relief from AES for cost and schedule impacts caused by the fire under force majeure provisions of the EPC contract. In addition, S&W submitted a change order for additional costs and delays associated with an inadequate water treatment system for which AES was responsible. AES rejected S&W's request for force majeure relief and rejected the change order. AES began to assess liquidated damages while the parties participated in the dispute resolution process called for in the contract. S&W is also seeking recovery of costs caused by the fire under its builder's risk insurance policy.

The parties were unable to reach agreement, and on November 5, 2002, S&W filed suit in the District Court of Hood County, Texas against AES for breach of contract. The original petition sought a sixty-day schedule extension, and compensation for the additional costs S&W had and would continue to incur from the fire and resulting delay, as well as costs for modification to the water treatment system.

As work on the project progressed, S&W discovered that AES and Parsons had misrepresented the status of the engineering and procurement progress. On this basis, S&W sought additional schedule extensions from AES, which AES rejected. On May 2, 2003, S&W amended its complaint against AES, and on May 9, 2003, S&W filed a Second Amended Petition adding Parsons as a defendant. In June 2003, AES Corporation was also added as a defendant. The amended petitions seek compensation as well as exemplary damages for breach of representation and warranty, fraud and negligent misrepresentation, based on the fact that Parsons' engineering was far less than 99.8% complete, and while both AES and Parsons were aware of this, neither disclosed it to S&W. The misrepresentation had an adverse impact on S&W's procurement activities as well as scheduling and has resulted in increased labor, equipment, overhead and other delay-related job costs in excess of what would have been incurred had engineering been 99.8% complete as represented. Parsons also designed the electrical system which is believed to have caused the fire and led to the associated delays. This case is currently scheduled for jury trial in January 2004; however, this trial could be delayed as a result of recently added parties and claims.

On May 11, 2003, during start-up testing on the project, one of the combustion turbines failed. The turbine failure caused a further delay in the project completion, resulting in additional costs to S&W, and additional liquidated damages to be claimed by AES. The project is now expected to be substantially complete before the end of July 2003.

S&W has recorded claims receivable from AES in excess of $20,000,000 for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims, and has recorded receivables of approximately $11,000,000 that S&W expects to recover from insurance proceeds related to the fire and back charges from subcontractors and vendors. AES has assessed or is expected to assess approximately $35,000,000 in liquidated damages and has withheld payment on invoices due S&W under the EPC contract to offset these damages. In addition, on June 20, 2003 AES drew $13,900,000 against the letters of credit issued on behalf of S&W in favor of AES for recovery of liquidated damages. However, S&W disputes a substantial portion of the liquidated damages and has included in its cost estimates recovery of approximately $26,000,000 of liquidated damages either as relief from AES or to be recovered from subcontractors or vendors. The Company believes it has a strong basis for claims and back charges in excess of the recorded amounts; however, recovery of the claims is substantially dependent upon negotiations with the applicable parties and the results of litigation. The Company holds a mortgage on the project assets second to the lenders, to secure AES obligations under the notes. It has also filed a lien against the project in connection with its claims under the contract. The Company records claims and back charges receivable in CIE on the accompanying condensed consolidated balance sheets. If the Company is unable to collect the amount of claims and back charges receivable that have been recorded as discussed above, the Company would recognize a charge to earnings in the period when it becomes evident that all or a portion of the receivables are not realizable.

As of May 31, 2003, the Company has $29,900,000 in receivables and $35,000,000 in CIE related to this project and expects to incur an additional $16,700,000 to complete the project.

During the three months ended May 31, 2003, the Company reversed approximately $2,000,000 of profit previously recognized on the project to reflect increases in cost estimates and estimated recoveries of the claims and back charges.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits.

     4.1 Indenture dated as of March 17, 2003, by and among The Shaw Group Inc., the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

     4.2 Registration Rights Agreement dated as of March 17, 2003, by and among The Shaw Group Inc. and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbit Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28,
          2003).

     4.3 Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.1 hereto).

     10.1 Third Amended and Restated Credit Agreement, dated as of March 17, 2003, by and among The Shaw Group Inc., as borrower, Credit Lyonnais New York Branch, as a joint arranger and sole book runner, Credit Suisse First Boston, as joint arranger, Harris Trust and Savings Bank and BNP Paribas co-syndication agents, U.S. Bank National Association, as documentation agent, and the other lenders signatory thereto (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2003).

     10.2 The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through January 24, 2003) (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-105520) filed with the Securities and Exchange Commission on May 23, 2003).

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

B.   Reports on Form 8-K.

     1. On March 13, 2003, the Company filed a Form 8-K, attaching a press release dated March 12, 2003, announcing that the Company had priced its private placement of $253,029,000 principal amount at maturity of senior notes due 2010 with a coupon of 10 3/4%.

     2. On March 14, 2003, the Company filed a Form 8-K, to set forth therein a Regulation FD disclosure under Item 9 of Form 8-K relating to supplemental information contained in the offering circular dated March 12, 2003 relating to the private placement by the Company of $253,029,000 principal amount at maturity of senior notes due 2010 with a coupon of 10 3/4%.

     3. On March 19, 2003, the Company filed a Form 8-K, announcing that, on March 17, 2003, the Company had entered into an amendment and restatement of its existing credit facility pursuant to a Third Amended and Restated Credit Agreement described in such Form 8-K (the "Amended Credit Agreement"), and including a copy of the Amended Credit Agreement as Exhibit 99.1 to the Form 8-K.

     4.   On April 14, 2003, the Company filed a Form 8-K, to set forth therein
          (i) a Regulation FD disclosure under Item 9 of Form 8-K relating to the Company's agreement with PG&E National Energy Group ("NEG") on the Harquahala and Covert projects, and including in the text of Item 9, a press release dated April 14, 2003, regarding the NEG agreement; and
          (ii) disclosure under Item 12 of Form 8-K concerning the financial results of the Company for the quarter ended February 28, 2003, specifically the Company's related April 14, 2003 press release attached to the Form 8-K as Exhibit 99.1.

     5. On May 16, 2003, the Company filed Amendment No. 2 on Form 8-K/A, which amended a Form 8-K dated May 3, 2002, to include in such Form 8-K as Exhibit 99.1, Unaudited Condensed Consolidated Financial Statements of The IT Group, Inc. as of and for the three months ended March 29, 2002.

                          SIGNATURES AND CERTIFICATIONS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           THE SHAW GROUP INC.



Dated: July 15, 2003                             /s/ Robert L. Belk
                                                 -------------------------------
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer)

                                  CERTIFICATION


         I, J.M. Bernhard, Jr., certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 15, 2003                       /s/ J. M. Bernhard, Jr.
                                           -------------------------------------
                                           J. M. Bernhard, Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION

         I, Robert L. Belk, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 15, 2003

                                             /s/ Robert L. Belk
                                             -----------------------------------
                                             Robert L. Belk
                                             Executive Vice President and
                                             Chief Financial Officer

                               THE SHAW GROUP INC.

                                  EXHIBIT INDEX


Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 2003.


A.       Exhibits.

4.1 Indenture dated as of March 17, 2003, by and among The Shaw Group Inc., the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.2 Registration Rights Agreement dated as of March 17, 2003, by and among The Shaw Group Inc. and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbit Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.3 Form of 10-3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.1 hereto).

10.1 Third Amended and Restated Credit Agreement, dated as of March 17, 2003, by and among The Shaw Group Inc., as borrower, Credit Lyonnais New York Branch, as a joint arranger and sole book runner, Credit Suisse First Boston, as joint arranger, Harris Trust and Savings Bank and BNP Paribas co-syndication agents, U.S. Bank National Association, as documentation agent, and the other lenders signatory thereto (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2003).

10.2 The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through January 24, 2003) (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-105520) filed with the Securities and Exchange Commission on May 23, 2003).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).