Form 10-K
period 2003-08-31
SHAW GROUP INC
filed 2003-10-20
CIK 914024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission File Number 1-12227

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the common stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company's common stock) of the Registrant at February 28, 2003 was approximately $363 million.

The number of shares of the Registrant's common stock outstanding at October 16, 2003 was 37,789,735.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be prepared for use in connection with the Registrant's 2004 Annual Meeting of Shareholders to be held in January, 2004 will be incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I

Item 1.              Business                                                                          4

Item 2               Properties                                                                        21

Item 3               Legal Proceedings                                                                 21

Item 4.              Submission of Matters to a Vote of Security Holders                               25

PART II

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters             26

Item 6.              Selected Consolidated Financial Data                                              27

Item 7.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                     28

Item 7A.             Quantitative and Qualitative Disclosures about Market Risk                        65

Item 8.              Financial Statements and Supplementary Data                                       67

Item 9.              Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                              116

Item 9A.             Controls and Procedures                                                           116

PART III

Item 10.             Directors and Executive Officers of the Registrant                                117

Item 11.             Executive Compensation                                                            117

Item 12.             Security Ownership of Certain Beneficial Owners and Management                    117

Item 13.             Certain Relationships and Related Transactions                                    117

Item 14.             Principal Accountant Fees and Services                                            117

PART IV

Item 15.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  118-120

Signatures                                                                                             121

Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

GENERAL

We are a leading global provider of comprehensive services to the power, process, and environmental and infrastructure industries. We are a vertically-integrated provider of comprehensive engineering, procurement, pipe fabrication, construction and maintenance services to the power and process industries. We also provide services to the environmental, infrastructure and homeland security markets, including consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions. Our fiscal 2003 revenues were approximately $3.3 billion and our backlog at August 31, 2003 was approximately $4.8 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 14,800 people.

In July 2000, we acquired substantially all of the operating assets and assumed certain liabilities of Stone & Webster, Incorporated ("Stone & Webster"). Stone & Webster, a leading global provider of engineering, procurement, construction and consulting services to the power, process and environmental and infrastructure markets was founded in 1889.

In May 2002, we acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. ("IT Group") and its subsidiaries. IT Group was a leading provider of diversified environmental consulting, engineering, construction, remediation and facilities management services. We purchased the IT Group to diversify and expand our revenue base and to pursue additional opportunities in the environmental, infrastructure, and homeland security markets. We have combined the operations of the acquired IT Group and our existing environmental and infrastructure operations into a newly formed wholly-owned subsidiary, Shaw Environmental & Infrastructure, Inc. ("Shaw E&I").

Effective February 28, 2003, we reorganized our operations, resulting in a change in our operating segments. Prior to February 28, 2003, we reported in three segments: Environmental & Infrastructure, Integrated EPC Services and Manufacturing and Distribution. Effective February 28, 2003, we segregated our business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental and Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from our previously reported segments is that pipe fabrication and related operations were moved from the segment previously reported as the Integrated EPC Services segment to the segment previously reported as the Manufacturing and Distribution segment, resulting in the new ECM segment and the new Fabrication, Manufacturing and Distribution segment, respectively.

Engineering, Construction & Maintenance

The ECM segment provides a range of project-related services, including design, engineering, construction, procurement, maintenance, technology and consulting services, primarily to the power generation and process industries.

Environmental & Infrastructure

The E&I segment provides services which include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management and other related services to non-environmental construction, watershed restoration and outsourcing privatization markets.

Fabrication, Manufacturing and Distribution

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants. We also manufacture and distribute specialty stainless, alloy and carbon steel pipe fittings.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties mentioned in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and those factors summarized below:

         o        cyclical changes in demand for our products and services;

         o liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

         o our ability to successfully identify, integrate and complete acquisitions;

         o delays or difficulties related to our significant Engineering, Procurement and Construction projects;

         o        our dependence on subcontractors and equipment manufacturers;

         o the failure to meet schedule or performance requirements of our contracts;

         o the nature of our contracts, particularly fixed-price contracts;

         o        risks associated with being a government contractor;

         o changes in the estimates and assumptions we use to prepare our financial statements;

         o the effect of our percentage-of-completion accounting policies;

         o our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

         o cyclical nature of the individual markets in which our customers operate;

         o changes in the political and economic conditions of the foreign countries in which we operate;

         o        currency fluctuations;

         o        our dependence on one or a few significant customers;

         o potential professional liability, product liability, warranty and other potential claims;

         o potential contractual and operational costs related to our environmental and infrastructure operations;

         o risks associated with our integrated environmental solutions businesses;

         o        changes in environmental laws and regulations;

         o limitation or expiration of the Price Anderson Act's nuclear contractor indemnification authority;

         o the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

         o        our failure to attract and retain qualified personnel;

         o changes in the U.S. economy and global markets as a result of terrorists' actions;

         o a determination regarding our acquisitions that requires a write off of a significant amount of intangible assets;

         o        various legal, regulatory and litigation risks;

         o our ability to fund our repurchase obligation under the LYONs on the initial put date of May 1, 2004;

         o our inability to fulfill our obligations under our senior notes and credit facility due to substantial indebtedness;

         o covenants in our credit facility and indenture relating to our senior notes that restrict our ability to pursue our business strategies;

         o        our liquidity position;

         o        work stoppages and other labor problems;

         o our competitors' ability to develop or otherwise acquire equivalent or superior technology;

         o        our ability to retain key members of our management; and

     o    general economic conditions.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or document in which they are contained, and we undertake no obligation to update such information. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and our reports and registration statements filed with the Securities and Exchange Commission including our Form 10-K and Form 10-Q reports and on our website under the heading "Forward Looking Statement."

CORPORATE INFORMATION

We are a Louisiana corporation. Our executive offices are located at 4171 Essen Lane, Baton Rouge, Louisiana 70809. Our telephone number is 1-225-932-2500. All of our periodic report filings with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC's Internet website by calling the SEC at 1-800-SEC-0330.

BUSINESS STRATEGY

Our business strategy is to capitalize on significant opportunities in diverse market segments and geographic regions, including all facets of the power, process, environmental and infrastructure industries. We intend to execute this strategy by pursuing the following opportunities:

PURSUE GROWTH OPPORTUNITIES FOR OUR ENVIRONMENTAL BUSINESS

     o Environmental Liability Solutions - Traditionally, liabilities associated with environmental and tort laws have been allocated to the owner of contaminated property. Innovative environmental insurance products now permit liability distribution that can reduce an owner's contingent environmental liabilities. We were recently awarded a Fixed Price Remediation Insured (FPRI) indefinite delivery/indefinite quantity multiple award contract from a U.S. governmental agency. We are one of three designated companies selected to bid on upcoming task orders awarded under this contract, which has a potential shared value of up to $200 million. The Company has been awarded the first task order under this contract, which is valued at approximately $10 million. Additionally, the Company was selected as the sole bidder for another FPRI contract with a potential value of up to an additional $200 million. We believe several U.S. Department of Defense, or DOD, agencies are moving rapidly in this direction for project delivery and this may represent a significant opportunity for us. We have created the "Shaw Insured Environmental Liability Distribution" or "SHIELD"(TM) program, a proprietary structured transaction that insures and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities. We believe our experience in managing and negotiating blended finite risk, stop loss, and other environmental-related insurance products will enhance margins and improve our win-rates in our core environmental contracting business through the utilization of this program.

     o Unexploded Ordnance and Explosives, or UXO - The DOD's fiscal requirements for Conventional Ordnance and Explosives clean-up on closed ranges will exceed current government funding, which we estimate to be $250 million annually. Several congressional advocates continue to push for increased funding for UXO removal projects along with developing an enhanced Military Munitions Response Program. We have encountered opportunities through our existing contracts for projects involving UXO as well as indications that there will be new contracts for UXO in the near future. We intend to pursue opportunities related to the UXO removal projects and had fiscal 2003 revenue of $18.0 million from these removal projects as of August 31, 2003.

     o Coastal Restoration - We have performed wetland-related work in the Everglades, Chesapeake Bay area, and other areas throughout the United States, and we maintain the expertise and resources to continue to benefit from this expanding segment. New opportunities are present in both the federal and commercial markets for these types of projects. For example, the Coastal Wetlands Planning Protection and Restoration Act provides federal funds to conserve, restore and create coastal wetlands and barrier islands. We believe our E&I segment is well positioned to capitalize on upcoming wetlands and coastal restoration work in Louisiana and other locations throughout the United States.

PURSUE GROWTH OPPORTUNITIES FOR OUR INFRASTRUCTURE BUSINESS

     o Privatization - The DOD is moving to privatization of military housing and utility systems consisting of more than 270,000 family housing units owned by the DOD, of which approximately 60% need to be renovated or replaced. We submitted a number of proposals in fiscal 2003 with respect to contracts to privatize military family housing, and were successful in bidding with our joint venture partner, CEI Corporation, on the Patrick Air Force Base housing privatization initiative. We believe that several factors, including (i) our federal government business platform, (ii) prior DOD facilities management and Job Order Contracting and other governmental contracting experience, and (iii) expertise in construction at military installations, position us to compete for opportunities in this market.

     o Homeland Security - Increased emphasis on federal homeland security programs continues, as evidenced by the creation of the Department of Homeland Security in 2001. Shaw E&I's disaster-related preparedness, incident response and chemical and biological weapons demilitarization experience provides its customers valuable security related products and services. Shaw E&I provides threat, vulnerability and risk assessments and consequence management planning and training to the federal government, state and local governments and private industry customers nationwide. The assessments identify design and physical changes to facilities, processes and critical infrastructures. We expect not only to perform assessments for our customers, but also to provide consulting, engineering/design, procurement and construction services to this market.

     o Transportation and Water - Demand in the transportation infrastructure sector is driven by governmental appropriation programs which are typically multi-year in scope. For 2003,$7.2 billion in federal transit spending was proposed. Additionally, we expect demand for services in the water and wastewater business to increase, driven by the need to upgrade and expand aging water and wastewater infrastructure and to meet existing federal requirements. We intend to leverage our existing experience and capabilities in these sectors to pursue new business in the transportation and water markets. We have augmented our capabilities with additional expertise in ports, harbors and waterways. New opportunities are present in both the federal and commercial markets for these types of projects.

CAPITALIZE ON OPPORTUNITIES IN MULTIPLE SEGMENTS OF THE POWER MARKET. We provide a broad portfolio of services to all segments of the power market. We are currently taking advantage of domestic and international opportunities in the nuclear, geothermal, hydroelectric and renewable resource markets, as well as opportunities for emissions reduction and control, plant modifications, re-powering and consulting services. Furthermore, as opportunities arise, we will continue to participate in the greenfield, fossil-fuel power market. Our experience and diversity of capabilities allow us to participate in all power segments and reduce the impact on our operations from the cyclical nature of certain sectors of the power industry. We have also developed proprietary computer software and web-based applications to aid in project and process management and energy transmission and distribution. We believe that our focus on developing innovative customer solutions will drive future demand for a broader range of our power services.

CAPITALIZE ON PROPRIETARY TECHNOLOGIES WITHIN THE PROCESS INDUSTRIES. We offer world class proprietary technologies to the refining and petrochemical industries. Our 2003 acquisition of Badger Technologies demonstrates our commitment to expand our technology portfolio and maintain a leadership position in process technologies. The acquisition of Badger complements our core competency in conversion technologies (steam cracking and fluid catalytic cracking) by enabling us to offer several key olefin derivative technologies. In particular we are now able to license world leading technologies to produce ethyl benzene and cumene through Badger Licensing LLC, a joint venture of Stone & Webster and ExxonMobil Chemical. We are also able to offer Badger styrene monomer technology in cooperation with Atofina. By providing world class proprietary technologies we are able to capitalize on the combined strengths of Shaw and its partners to offer our clients an optimum business solution. We expect to continue to expand our technology portfolio through acquisitions, key alliance partners and research and development efforts.

MAINTAIN A DIVERSIFIED REVENUE BASE. We intend to continue to maintain our diversity in markets served, services offered, contracting arrangements and customer base. This diversity has helped us to minimize our dependence on any particular market segment or individual customer, minimizing the impact of short-term market volatility and enabling us to more accurately anticipate future revenues. Our presence across numerous markets allows us to focus our resources on those areas that are experiencing growth. In addition, it allows us to allocate our resources efficiently within and across our segments. The acquisition of IT Group further diversified our business mix and provides a more stable and recurring revenue base. Many of our environmental and infrastructure businesses, along with our existing maintenance services, tend to provide recurring revenues due to established customer-contracts. These types of services accounted for approximately $3.7 billion, or 78%, of our backlog as of August 31, 2003.

MAINTAIN FOCUS ON COST-PLUS CONTRACT STRUCTURE. Our strategy is to perform most of our engineering, procurement and construction projects pursuant to cost-plus contracts in which our contract loss exposure is limited to our gross profit. These contracts often contain incentive/sharing/penalty provisions that reward performance and cost control and penalize late delivery of products and services. We intend to continue our contracting practices to minimize our risk of contractual losses while providing incentives for us and our customers to work cooperatively. As of August 31, 2003, approximately 77% of our contracts included in our backlog are cost-plus contracts, 21% are fixed-price contracts and 2% are unit-price contracts.

However, with the extended weakness in the domestic power market and our expanded environmental and infrastructure services to various U.S. Government agencies, our customers are increasingly requesting fixed-price contracts. We will selectively pursue such fixed-price contracts on a negotiated basis in situations where we believe we can control our cost and minimize our risks.

For example, in September 2003, we signed and announced an EPC contract to build a combined cycle power plant in Queens, New York, which, although subject to receipt of financing, is a $565.0 million fixed-price contract. Generally, fixed-priced contracts are priced with a higher margin than cost-plus contracts in order to compensate for cost overrun risk.


CONTINUE TO FORM STRATEGIC ALLIANCES. We intend to continue to capitalize upon and enter into strategic partnerships and alliances with our customers. Our alliance and partnership agreements enhance our ability to obtain contracts for individual projects by eliminating or reducing formal bid preparation. We recently signed a strategic alliance with Fluor Corp. for pipe fabrication services. Additionally, we formed a joint venture with Yangzi Petrochemical Corporation to build and operate a pipe fabrication facility in China which, when operational, will fabricate approximately 12,000 tons of pipe per year. Within our facilities management activities, we pursue strategic alliances like our partnership with Computer Sciences Corporation to provide facilities management services to NASA's Stennis Space Center. We continue to pursue these strategic partnerships and alliances in an attempt to increase our market share within our existing markets and assist us in entering into new markets. We will also continue to look to expand our international operations where we see the potential for attractive and profitable business opportunities and can leverage the local knowledge of an alliance or joint venture partner.

CAPITALIZE ON OPPORTUNITIES FOR CROSS-SELLING. We have several complementary areas of expertise which we will leverage to deliver increased value to our customers. Our engineering, design and construction expertise allows us to provide retrofitting and construction services to our facilities maintenance customers such as the Tennessee Valley Authority, or TVA. In addition, we expect the capabilities of our E & I segment to allow us to offer specialized environmental remediation, facilities management and maintenance services to our clients in the power and process industries. As a result, our combined business now enables us to offer a complete bundle of service offerings, from design through construction to ongoing maintenance and management to our clients, across a variety of industries.

PURSUE SELECTIVE ACQUISITIONS. We intend to continue to pursue selective acquisitions of businesses or assets that will expand, complement or further diversify our current portfolio of products and services. We believe we have established a successful track record of quickly, efficiently and effectively integrating our acquisitions through integration teams led by our senior executives who become involved early in the acquisition process. From time to time, we may also consider dispositions of non-strategic assets.

UTILIZE TECHNOLOGY AND INTELLECTUAL PROPERTY. We intend to continue to employ our technology and intellectual property to reduce costs and to better serve our customers. Our technologies include:

     o Induction Pipe Bending Technology. We believe our induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available. Induction bending utilizes simultaneous super-heating and compression of pipe to produce tight-radius bends to a customer's specifications. When compared to the traditional cut and weld method, our induction bending technology provides a lower cost and more uniform product, generally considered stronger and less prone to structural fatigue.

     o Proprietary Ethylene and Downstream Petrochemical Technologies. We believe we have a leading position in technologies associated with the process design of plants that produce ethylene. We estimate that we have supplied process technology for approximately 35% of the world's ethylene capacity constructed since 1995.

     o Proprietary Customer-focused Computer Software. We have developed proprietary computer software to aid in project and process management. This software includes:

               o SHAW-MAN(TM) and other software programs which enhance a customer's ability to plan, schedule and track projects and reduce installation costs and cycle times.

               o SHAWTRAC(TM) which is a web-based, proprietary earned value application that enables us to continually enhance the way we manage and integrate the many phases of a capital project, from estimating to engineering through construction and start-up. Users from around the world consistently access SHAWTRAC(TM) through the public networks in order to update and understand the real-time financial position of respective projects.

               o Technology Solutions for the Electric Power Industry. Power Technologies, Inc., or PTI, one of our subsidiaries, provides software for the electric power industry. PTI's licensed software includes, programs for analyzing and optimizing electric power system performance and evaluating transfer capability, transaction impacts and contingency analysis for transmission systems. In addition, we have programs for transmission reliability studies and for planning, designing and analyzing distributions systems. Our programs are in use throughout the world by power utilities to design and plan their electrical power transmission systems. PTI has also developed easy-to-use interfaces and network simulation libraries that help users meet the fast-paced, wide-ranging challenges posed by today's electric power industry.

                            o Line Rating Monitor. PTI's patented real-time monitoring system enables electric transmission and distribution lines to transfer more power while maintaining high reliability and safety. This new technology has recently completed beta testing and is ready for commercial application.

BUSINESS SEGMENTS

ENGINEERING, CONSTRUCTION & MAINTENANCE SEGMENT

The ECM segment provides a range of project-related services, including design, engineering, construction, procurement, maintenance, technology and consulting services, primarily to the power generation and process industries.

Industry Overview

Power Generation Industry

We provide a full range of engineering, procurement and construction services to power projects on a global basis. During fiscal 2001, our backlog increased significantly as a result of demand for new power plants, primarily combined-cycle and combustion turbine technology fueled by natural gas or both oil and gas. This new capacity demand was primarily created by orders from independent power producers and merchant power plants to develop additional generation capacity. Typically new plants from independent and merchant power producers compete directly with existing utilities in deregulated sectors. Deregulation also created opportunities for us from existing utilities that needed to upgrade or develop new power plants to remain competitive. Although demand for new power plants decreased significantly in fiscal 2002 and fiscal 2003, we expect that in the coming years many existing plants to be "re-powered" or substantially upgraded by replacing all or most of the existing equipment with more efficient systems.

We also provide system-wide maintenance and modification services to existing power plants. These projects can include upgrading emission control systems and redesigning facilities to allow for the use of alternative fuels. We concentrate on more complicated, non-commodity type projects where our technology, historical know-how and project management skills can add value to the project. We believe we have a leading position in the decommissioning and decontamination business for nuclear power plants. This business consists of shutting down and safely removing a facility from service while reducing the residual radioactivity to a level that permits release of the property for unrestricted use and termination of the nuclear power plant license. The recent trend appears to be toward either extension of licenses or shutdown.

Process Industry

Our process work includes work for customers primarily in the chemical, petrochemical and refining industries. Demand in processing industries has declined in recent years as a result of decreased spending by chemical, petrochemical and refining companies and, more recently, due to an overall downturn in the worldwide economy. However, we are encouraged by an increase in inquiry activity in the petrochemical and refining industries especially in the overseas markets. Key drivers include an increased demand for petrochemical products as well as waste-to-energy opportunities. We believe there will be increased capital expenditures by the major oil and petrochemical companies in calendar 2004 as demand improves. Additionally, China continues to significantly expand its petrochemical capabilities. Critical to this expansion is additional ethylene capacity - a core competency of our ECM segment. We are continuing to execute on an ethylene plant in China with the bulk of the engineering and procurement functions now complete.

We expect that actions by the major oil and petrochemical companies to integrate refining and petrochemical facilities in order to improve margins will provide opportunities for us. In the petrochemical field, we have particular expertise in the construction of ethylene plants which convert gas and/or liquid hydrocarbon feed stocks into ethylene, the source of many higher-value chemical products, including packaging, pipes, polyester, antifreeze, electronics, tires and tubes. The demand for our services in the refining industry has been driven by refiners' need to process a broader spectrum of crude and to produce a greater number of products. In addition, current refining activity is being driven by demand for clean fuels and clean air legislation. While the refining process is largely a commodity activity, the configuration of each refinery depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs. We also undertake related work in the gas-processing field, including propane dehydrogenation facilities, gas treatment facilities, liquefied natural gas plants and cryogenic processes.

Services Offered

Engineering and Design

We provide a broad range of engineering, design and design-related services to our customers. Our engineering capabilities include civil, structural, mechanical, and electrical. For each project, we identify the project requirements and then integrate and coordinate the various design elements. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

Construction, Procurement and Maintenance

We provide construction and construction management services. We often manage the procurement of materials, subcontractors and craft labor. We believe we have significant expertise in effectively and efficiently managing this total process. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm or as a construction manager, engaged by the customer to oversee another contractor's compliance with design specifications and contracting terms. Under operation and maintenance contracts, we perform repair, renovation, predictive and preventative services to customer facilities worldwide.

Consulting

We provide technical and economic analysis and recommendations to owners, investors, developers, operators and governments, primarily in the global power generation industry. Our services include competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and energy demand modeling. We have particular expertise in the electronic simulation and analysis of power transmission and distribution systems.

Technology

Our world class proprietary olefin and refinery technologies, coupled with the Badger associations and a polyolefins alliance with British Petroleum, allow us to offer clients an integrated refinery and petrochemicals solution. The combined S&W/Badger team, in conjunction with key alliance partners, offers leading technology in many sectors of the refining and petrochemical industry.

ENVIRONMENTAL & INFRASTRUCTURE SEGMENT

Our E&I segment provides services that include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. The segment also provides project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets. Federal, state and local governmental entities and commercial industrial companies are the primary customers for our E&I segment.

Environmental

Federal: The core service of our federal business is the delivery of environmental restoration and regulatory compliance services to U.S government agencies, such as the DOD, the Department of Energy ("DOE"), the Environmental Protection Agency ("EPA"), and the Government Services Administration ("GSA"). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Resource Conservation and Recovery Act of 1976 ("RCRA"). Regulatory compliance activities are centered on providing professional services to meet the requirements of the Clean Water Act, Clean Air Act, Toxic Substances Control Act, and RCRA. For the DOE, we are presently working on several former nuclear-weapons production facilities where we provide engineering, construction and construction management for nuclear activities. For the DOD, we are involved in projects at several Superfund sites and several FUSRAP (Formerly Utilized Sites Remedial Action program) sites managed by the U.S. Army Corps of Engineers. For the Department of the Army, we are working on the chemical demilitarization program at several sites. The DOD is increasingly using performance based contract vehicles, including guaranteed fixed-price contracts, wherein we assume responsibility for cleanup and regulatory closure of contaminated sites for a firm fixed-price. We purchase environmental insurance to provide protection from unanticipated cost growth due to unknown site conditions, changes to regulatory requirements and other project risks. As of August 31, 2003, one contract with backlog of $50.0 million, or 1% of our total backlog, contained these performance based contract vehicles.

As a part of our homeland security programs, we have provided emergency support services to numerous federal agencies (and private-sector clients) in response to anthrax contamination at a number of high profile sites. The services we provide for anthrax and other biological agent contamination include sampling, analyzing samples, providing other laboratory services, decontaminating and cleaning buildings and equipment, air monitoring and modeling, disposing of contaminated waste and providing risk assessment and engineering and logistical support, as well as playing a leading role in investigating, developing and testing innovative decontamination techniques to help minimize and eliminate such contamination.

A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases and to restoring former nuclear weapons facilities. The DOD has stated that there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. Further, in connection with the closure of many military bases, there are economic incentives and benefits resulting from environmental restoration that enable these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste.

        Commercial: Commercial services provides environmental consulting, engineering and construction services to private-sector and state/local government customers. The business is comprised of three groups: the Commercial Consulting and Engineering, the Construction and the Science and Technology Groups. Core services of the Commercial Consulting and Engineering and Construction Groups include engineering, consulting and turnkey management services. These services include complete life cycle management, construction management, operation and maintenance (O&M) services, and environmental services including emergency response and high hazard and toxic waste cleanups and on-site remedial activities. Through its three groups, commercial services provides full service capability, including site selection, permitting, design, build, operation, decontamination, demolition, remediation and redevelopment. This year, we added ports, harbors, and waterways clients and highly qualified economic, planning and engineering staff with global experience. Our services range from initial studies to designing and constructing in-water remediation projects, marine terminals and navigation improvements.

Additionally, the Science and Technology Group utilizes technology to solve environmental problems and these efforts are supported by three company-owned laboratories. This past year, we acquired the assets of Envirogen, Inc., a company noted for its bioreactor systems technology and expertise in the treatment of contaminated groundwater and wastewater. Specific applications include contaminants such as perchlorate, MTBE, and high strength waste streams from food, beverage, and pharmaceutical industries.

        Solid Waste: Our EMCON/OWT subsidiary provides turnkey services, including engineering, permitting, design/build construction, equipment fabrication, landfill products, sampling, monitoring, and facility and system operation and maintenance, principally to the owners and operators of municipal solid waste landfills. EMCON/OWT offers complete life cycle management of solid waste, employing capabilities that range from site investigation through landfill design and construction to post-closure operations and maintenance or redevelopment.

         Environmental Liability Solutions: Innovative environmental insurance products now permit liability distribution that can reduce an owner's contingent environmental liabilities. We were recently awarded a Fixed Price Remediation Insured (FPRI) indefinite delivery/indefinite quantity multiple award contract. We are one of three designated companies selected to bid on upcoming task orders awarded under this contract, which has a potential shared value of up to $200 million. The Company has been awarded the first task order under this contract, which is valued at approximately $10 million. Additionally, the Company was selected as the sole bidder for another FPRI contract with a potential value of up to an additional $200 million. We believe several U.S. Department of Defense
(DOD) agencies are moving rapidly toward this type of project delivery, providing an expanding opportunity for us. We have also created the "Shaw Insured Environmental Liability Distribution" or "SHIELD"(TM) program, a proprietary structured transaction that insures and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities.

Infrastructure

        We provide infrastructure services in support of federal government agencies, which have initiated reforms to improve operating efficiencies through outsourcing and privatization. Services are provided through four business lines focused on discrete segments of the market: Shaw Beneco, Facilities Management, Housing Privatization, and Transportation and Water.

        Shaw Beneco: Shaw Beneco provides construction management, design/build and general contracting for military housing, commercial and industrial facilities for the federal government and other clients. Shaw Beneco's operations are organized in two segments by project delivery and contract type:
Maintenance, Renovation and Repair (MRR) programs and Construction Projects. MRR programs include Job Order Contracts and the U.S. Air Force's Simplified Acquisition of Base Engineering Requirements contracting methods, along with various forms of Indefinite Delivery/Indefinite Quantity contracts. Construction projects include stand-alone construction projects, design/build, and multiple award construction contracts.

        Facilities Management: The Facilities Management business line provides integrated management services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction, operating and maintaining housing, and maintaining public safety services including police, fire and emergency services. Customers include the DOE, NASA, the Army, the Air Force, and the Navy.

        Housing Privatization: The Housing Privatization business line provides integrated services for the DOD's Military Housing Privatization Initiative, including property ownership; project financing; development; design/construction; and daily property management and maintenance services. This is a relatively new market that has developed in recent years as a result of the DOD's need to retain personnel by providing quality housing to service members and their families.

Traditionally the DOD has maintained most of its own facilities and support systems, but it is now in the process of transferring many of these responsibilities to private contractors and private owners. A privatization market has been created by the government's sales of assets or revenue streams, such as military housing, electric, water and wastewater utilities on a military base, to private companies, which are then responsible for maintenance and operation of site activities currently conducted by government personnel. Additionally, the Office of Management and Budget has an initiative to force agencies to follow the DOD's lead and begin to streamline their operations. A key driver of growth in the upcoming years will be the outsourcing of activities within the civilian federal agencies.

        Transportation and Water: Demand in the transportation infrastructure sector is driven by governmental appropriation programs, which are typically multi-year in scope. In 2003, $7.2 billion in transit spending has been allocated and transportation infrastructure funding is expected to increase 5 to 7% annually between 2004 and 2009. In the infrastructure industry, we have particular expertise in rail transit systems, including subways. We also participate in selected tunnel, bridge, airport and highway projects. In the water sector, we provide engineering, and construction management services to local government agencies, often through alliances with other firms. Demand for our services in the water and wastewater business is driven by local government spending to upgrade and expand water and wastewater processing capacity. Recent projects include: construction management for the Metro West Water Supply Tunnel in Massachusetts; construction management for a leachate migration system at the Fresh Kills landfill in New York; and engineering and construction for a membrane water treatment plant in Florida.

Internationally, our services are offered principally through our Roche subsidiary, located in Quebec, Canada. Through Roche, we also arrange financing to develop infrastructure projects in industrialized and developing countries. We have an extensive network of local affiliates, which allows us to effectively serve customers in regions where we do not have a local presence.

FABRICATION, MANUFACTURING AND DISTRIBUTION SEGMENT

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants and manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. We believe we are the largest supplier of fabricated piping systems for Power Generation facilities in the United States and a leading supplier worldwide. In process facilities, piping systems are the critical path to convert raw or feedstock materials to products. We fabricate fully integrated piping systems and provide a full range of engineering, procurement and construction services for process customers around the world.

Piping system integration accounts for a significant portion of the total man-hours associated with constructing a Power Generation or a materials processing facility. We provide fabrication of complex piping systems from raw materials including carbon steel, stainless steel and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, South Carolina, Texas, Utah, Virginia, Oklahoma (where operations have been substantially reduced as a result of decreased demand), the United Kingdom, Venezuela (our pipe fabrication facility was closed due to political unrest during 2003), and two joint ventures: Bahrain (49% interest) and China (50% interest). Our fabrication facilities are capable of fabricating pipe ranging in diameter from 1/2 inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. We can fabricate pipe assemblies up to 100 feet in length and weighing up to 45 tons.

We believe our induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available, and we utilize this technology and related equipment to bend pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening. We are embarking on a robotics program which we believe will result in productivity and quality levels not previously attained in this industry. The first of many robotic systems will go into production in the first quarter of 2004.

We manufacture specialty stainless, alloy and carbon steel pipe fittings for use in pipe fabrication. These pipe fittings, which are used primarily by the Power Generation and process industries, include stainless and other alloy elbows, tees, reducers and stub ends ranging in size from 1/2 inch to 48 inches and heavy wall carbon and chrome elbows, tees, caps and reducers with wall thicknesses of up to 3 1/2 inches.

We operate a manufacturing facility in Shreveport, Louisiana, which sells its products to our ECM segment's operations and to third parties. Manufacturing pipe fittings enables us to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total installed costs.

We also operate several distribution centers in the U.S., which distribute our products and products manufactured by third parties. Demand for the segment's products is typically dependent upon capital projects in the Power Generation and process industries.

SEGMENT FINANCIAL DATA AND EXPORT SALE INFORMATION

See Note 15 of the notes to our consolidated financial statements for detailed financial information regarding each business segment and export sale information.

REVENUES BY INDUSTRY AND GEOGRAPHIC REGION

Our revenues by industry in our two most recent fiscal years approximated the following amounts:

                                                          YEAR ENDED AUGUST 31,
                                   ------------------------------------------------------------------
                                                2003                                2002
                                   ------------------------------      ------------------------------
                                   IN MILLIONS            %            IN MILLIONS            %
                                   ------------      ------------      ------------      ------------
INDUSTRY
Power Generation                   $    1,550.0                47%     $    2,237.5                71%
Environmental & Infrastructure          1,203.8                36             489.8                15
Process Industries                        440.5                13             258.6                 8
Other Industries                          112.5                 4             184.8                 6
                                   ------------      ------------      ------------      ------------
                                   $    3,306.8               100%     $    3,170.7               100%
                                   ============      ============      ============      ============

Process industries include chemical and petrochemical processing and crude oil refining sales. Other industries include oil and gas exploration and production.

The major industries in which we operate are cyclical. Because our customers typically participate in a broad portfolio of industries, our experience has been that downturns in one industry sector may be mitigated by opportunities in another sector.

Our revenues by geographic region in our two most recent fiscal years approximated the following amounts:

                                                                                YEAR ENDED AUGUST 31,
                                                          ------------------------------------------------------------------
                                                                       2003                                2002
                                                          ------------------------------      ------------------------------
                                                           IN MILLIONS           %             IN MILLIONS           %
                                                          ------------      ------------      ------------      ------------
GEOGRAPHIC REGION
United States                                             $    2,812.2                85%     $    2,756.3                87%
Asia/Pacific Rim                                                 221.6                 7             148.3                 5
Canada                                                           127.7                 4             108.2                 4
Europe                                                           102.1                 3             103.7                 3
South America and Mexico                                          15.2               0.5              27.8                 1
Middle East                                                       12.0                --              10.8                --
Other                                                             16.0               0.5              15.6                --
                                                          ------------      ------------      ------------      ------------
                                                          $    3,306.8               100%     $    3,170.7               100%
                                                          ============      ============      ============      ============

BACKLOG

The following table breaks out backlog in the following industry sectors, geographic regions and business segments for the periods indicated.

                                                                          AT AUGUST 31,
                                                ------------------------------------------------------------------
                                                             2003                               2002
                                                ------------------------------      ------------------------------
                                                 IN MILLIONS           %             IN MILLIONS           %
                                                ------------      ------------      ------------      ------------
INDUSTRY SECTOR
Environmental & Infrastructure                  $    2,783.9                59%     $    2,313.7                41%
Power Generation                                     1,399.7                29           2,690.2                48
Process Industries                                     529.1                11             497.8                 9
Other Industries                                        38.6                 1             103.0                 2
                                                ------------      ------------      ------------      ------------
                                                $    4,751.3               100%     $    5,604.7               100%
                                                ============      ============      ============      ============
GEOGRAPHIC REGION
Domestic                                        $    4,310.7                91%     $    5,080.9                91%
International                                          440.6                 9             523.8                 9
                                                ------------      ------------      ------------      ------------
                                                $    4,751.3               100%     $    5,604.7               100%
                                                ============      ============      ============      ============
BUSINESS SEGMENTS
Environmental & Infrastructure                  $    2,783.9                59%     $    2,313.7                41%
Engineering, Construction and Maintenance            1,868.3                39           3,017.0                54
Fabrication, Manufacturing and Distribution             99.1                 2             274.0                 5
                                                ------------      ------------      ------------      ------------
                                                $    4,751.3               100%     $    5,604.7               100%
                                                ============      ============      ============      ============

We estimate that approximately 36% of our backlog at August 31, 2003 will be completed in fiscal 2004. Our backlog at August 31, 2003, does not include our recently announced $565.0 million fixed-price EPC contract to build a combined-cycle power plant in Queens, New York which was signed in September, 2003. We expect to include this project in our backlog, if and when financing for this project is obtained.

Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

ECM Segment - We define our backlog in the ECM segment to include projects for which we have received a commitment from our customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer's anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Our backlog for maintenance work is derived from maintenance contracts and our customers' historic maintenance requirements.

Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenue associated with work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed.

E&I Segment - Our E&I segment's backlog includes the value of awarded contracts and the estimated value of unfunded work. This unfunded backlog generally represents various (federal, state and local) government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year or two of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract's total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on our experience with similar awards and similar customers and average approximately 75% of the total unfunded awards. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. Our backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

TYPES OF CONTRACTS

We focus our engineering, procurement and construction activities on cost-reimbursable and negotiated fixed-price work with well-established clients. We believe these types of contracts reduce our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts are generally obtained by direct negotiation rather than by competitive bid. We have entered into fixed-price or unit-price contracts on a significant number of our domestic piping contracts and substantially all of our international piping projects. At August 31, 2003, approximately 77% of our backlog was comprised of cost-reimbursable contracts, 21% were fixed-price contracts and 2% were unit-price contracts.

Our fixed-price contracts include the following:

     o Firm fixed-price contract - A contract in which the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. As a result, we benefit from costs savings while generally being unable to recover any cost overruns on these contracts.

     o Maximum price contract - A contract which provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to adjustment by reason of our cost experience but, in no event, would the adjustment exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share costs savings with our clients. As a result, we partially benefit from costs savings while we generally are unable to recover any costs overruns in excess of the ceiling price.

     o Unit-price contract - A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being units of work performed. Variations in unit-price contracts include the same type of variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and unit prices.

Our cost-reimbursable contracts include the following:

     o Cost-plus contract - A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up that represents profit. These contracts usually require that we use our best efforts to accomplish the scope of the work within a specified time; otherwise, we could be assessed liquidated damages. The contracts may also include incentives for various performance criteria including areas as quality, timeliness, ingenuity, safety and cost-effectiveness.

     o Target price contract - A contract under which we are reimbursed for costs plus a fee consisting of two parts: (i) a fixed amount which does not vary with performance and (ii) an award amount based on the cost-effectiveness of the project. As a result, we are generally able to recover any cost overruns on these contracts; however, we can be assessed liquidated damages for late delivery or the failure to meet certain performance criteria.

United States Government contracts are typically awarded through competitive bidding or negotiations pursuant to federal procurement regulations and involve several bidders or offerors. Government contracts also typically have annual funding limitations and are limited by public sector budgeting constraints. Government contracts often may be terminated at the discretion of the government agency with payment of compensation only for work done and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed. Many of these contracts are multi-year Indefinite Delivery Order agreements. These programs provide estimates of a maximum amount the agency expects to spend, and our program management and technical staffs work closely with the client to define the scope and amount of work required. Although these contracts do not initially provide us with any specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding.

Although we generally serve as the prime contractor on our federal government contracts, or as part of a joint venture which is the prime contractor, we also serve as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, we have entered into and may continue to enter into joint venture or teaming arrangements with competitors.

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

Our alliance agreements expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments. Alliance agreements allow our customers to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power, chemical and refinery projects. In addition, while these agreements do not typically contain committed volumes, we believe that these agreements provide us with a steady source of new projects and help minimize the impact of short-term pricing volatility.

CUSTOMERS AND MARKETING

Our customers are principally major multi-national industrial corporations, independent and merchant power providers, governmental agencies and equipment manufacturers.

For the year ended August 31, 2003, we had revenues from entities owned or controlled by PG&E National Energy Group, Inc. of approximately $435.9 million, which represented approximately 24% of our ECM segment's revenues and 13% of our total revenues. Also, we had total revenues from U.S. Government agencies or entities owned by the U.S. Government of approximately $948.9 million (29% of our total revenues) that included E&I segment revenues totaling approximately $815.0 million (68% of segment revenues).

For the year ended August 31, 2002, we had revenues from entities owned or controlled by PG&E National Energy Group, Inc. of approximately $676.0 million, which represented approximately 26% of our ECM segment revenues and 21% of total revenues. Also, we had total revenues from U.S. Government agencies or entities owned by the U.S. Government of approximately $363.0 million (11% of our total revenues) that included E&I segment revenues totaling approximately $203.0 million (41% of segment revenues).

Additionally, as of August 31, 2003, approximately 67% of our total backlog, and approximately 89% of the E&I segment's backlog, is with U.S Government agencies or entities owned by the U.S. Government. Contracts with five separate commercial customers of the ECM segment represent approximately 26% of our backlog at August 31, 2003.

We conduct our marketing efforts principally with an in-house sales force. In addition, we engage independent contractors as agents to market to certain customers and territories. We pay our sales force a base salary plus, when applicable, an annual bonus. We pay our independent contractors on a commission basis which may also include a monthly retainer.

RAW MATERIALS AND SUPPLIERS

For our engineering, procurement and construction services, we often rely on third party equipment manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations.

Our principal raw materials for our pipe fabrication operations are carbon steel, stainless steel and other alloy piping, which we obtain from a number of domestic and foreign primary steel producers. The market for most raw materials is extremely competitive, and our relationships with suppliers are strong. Certain types of raw materials, however, are available from only one or a few specialized suppliers. Our inability to obtain materials from these suppliers could jeopardize our ability to timely complete a project or realize a profit.

We purchase directly from manufacturers, or manufacture, a majority of our pipe fittings. These arrangements generally lower our pipe fabrication costs because we are often able to negotiate advantageous purchase prices as a result of the volumes of our purchases. If a manufacturer is unable to deliver the materials according to the negotiated terms, we may be required to purchase the materials from another source at a higher price. We keep items in stock at each of our facilities and transport items between our facilities as required. We obtain more specialized materials from suppliers when required for a project.

INDUSTRY CERTIFICATIONS

In order to perform fabrication and repairs of coded piping systems, our domestic construction operations and fabrication facilities, as well as our subsidiaries in Derby, U.K. and Maracaibo, Venezuela, maintain the required American Society of Mechanical Engineers ("ASME") certification (U & PP stamps). The majority of our fabrication facilities, as well as our subsidiaries, in Derby, U.K. and Maracaibo, Venezuela have also obtained the required ASME certification (S stamp) and the National Board certification (R stamp). The Laurens, South Carolina facility is registered by the International Organization of Standards (ISO 9002). Substantially all of our North American engineering operations, as well as our UK operations, are also registered by the International Organization of Standards (ISO 9001), as are our pipe support fabrication and distribution facilities (ISO 9002).

The Laurens, South Carolina facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material.

PATENTS, TRADEMARKS AND LICENSES AND OTHER INTELLECTUAL PROPERTY

We have several items that we believe constitute valuable intellectual property. We consider our computerized project control system, SHAW-MAN(TM), to be a proprietary asset. We believe that our Stone & Webster subsidiary has a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program. Our Power Technologies Inc. (PTI) subsidiary is the owner of a recently issued patent for a line rating monitor, sold as the ThermalRate(R) System. The ThermalRate System allows transmission and distribution lines to carry more power while maintaining high reliability and safety. For lines that thermally limit power flow, the ThermalRate System is a cost-effective solution which can avoid physical modifications of the lines.

Through the acquisition of the Badger(R) technologies, we have obtained several technology partnerships. In the key area of zeolite catalysis, the association with ExxonMobil Chemical has resulted in the successful development of the world's leading technologies to produce ethyl benzene and cumene, which are available for license through Badger Licensing LLC, our joint venture with ExxonMobil Chemical. Complementing this relationship in alkylation is the licensing of the Fina/Badger Styrene Monomer Technology, a relationship that has spanned 40 years. In the area of gas to liquids, we are the exclusive provider of front end/basic engineering for Sasol's Fischer-Tropsch technologies.

Through our acquisition of the assets of the IT Group, we have acquired certain patents that are useful in environmental remediation and related technologies. The technologies include the Biofast(R) in-situ remediation method, a vacuum extraction method for treating contaminated formations, and a method for soil treatment which uses ozone. The IT Group acquisition also included the acquisition of proprietary software programs that are used in the management and control of hazardous wastes and the management and oversight of remediation projects.

COMPETITION

The markets served by both our ECM and E&I segments are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of regional, national and international companies are competing in the markets we serve, and certain of these competitors have greater financial and other resources than us. Further, we are a recent entrant into certain areas of these businesses, and certain competitors possess substantially greater experience, market knowledge and customer relationships than us.

In pursuing piping, engineering and fabrication projects, we experience significant competition in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators while, internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than us.

EMPLOYEES

At August 31, 2003, we employed approximately 14,800 employees, and approximately 2,200 of these employees were represented by labor unions pursuant to collective bargaining agreements. We also employ union labor from time to time on a project-specific basis. We believe that the current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities. As of August 31, 2003, one of our labor union collective bargaining agreements was scheduled to be renegotiated in September 2003; however, an extension of time was granted through October 31, 2003.

At August 31, 2003, of our total employees, approximately 1,100 work in our wholly-owned subsidiaries in Canada and 1,100 work in the United Kingdom.

ENVIRONMENTAL LAWS AND REGULATIONS

We are subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of hazardous materials and wastes and health and safety.

The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe that we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs with respect to environmental compliance have not been material, and we have not incurred any material environmental liability. However, we cannot assure you that we will not incur material environmental costs or liabilities in the future. For more information on the impact of environment regulation upon our businesses, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

ITEM 2.  PROPERTIES

Our principal properties at August 31, 2003 are as follows:

APPROXIMATE

    LOCATION                             DESCRIPTION                                                  SQUARE FEET
    --------                             -----------                                                  -----------
Baton Rouge, LA                  Corporate Headquarters                                                240,000(1)
Laurens, SC                      Pipe Fabrication Facility                                             200,000
Prairieville, LA                 Pipe Fabrication Facility                                              60,000
Shreveport, LA                   Pipe Fabrication Facility                                              65,000
West Monroe, LA                  Pipe Fabrication Facility                                              70,000
Walker, LA                       Pipe Fabrication Facility                                             154,000
Maracaibo, Venezuela             Pipe Fabrication Facility                                              45,000(4)
Tulsa, OK                        Pipe Fabrication Facility                                             158,600
Clearfield, UT                   Pipe Fabrication Facility                                             335,000(1)
Troutville, VA                   Pipe Fabrication Facility                                             150,000(3)
Derby, U.K.                      Pipe Fabrication Facility                                             200,000(1)
Baton Rouge, LA                  Distribution Facility                                                  30,000(1)
Shreveport, LA                   Piping Components and Manufacturing Facility                          385,000
Houston, TX                      Pipe Fittings Distribution Facility                                   107,000(1)
Delcambre, LA                    Fabrication Facility                                                   61,000
Laconia, NH                      Fabrication Facility                                                   28,000(1)
Longview, TX                     Fabrication Facility                                                   25,500(3)
Addis, LA                        Fabrication Facility                                                  109,000
Vacaville, CA                    Fabrication Facility                                                   96,000(1)
Stoughton, MA                    Office Building                                                       197,000(1)
Cambridge, MA                    Office Building                                                        50,150(1)
Weymouth, MA                     Laboratory                                                             19,350(1)
Milton Keynes, U.K.              Office Building                                                        86,500(1)
Houston, TX                      Office Building                                                       206,000(1)
Denver, CO                       Office Building                                                       148,000(1)
Toronto, Canada                  Office Building                                                       102,000(1)
Washington, D.C.                 Office Building                                                        15,000(1)
Schenectady, NY                  Office Building                                                        69,400(1)
Monroeville, PA                  Office Building                                                       106,200(1)
Findlay, OH                      Office Building and shops                                             146,000(1)
Knoxville, TN                    Office Buildings and laboratory                                        82,000(1)(2)

--------------------------------------------------------------------------------

(1)     Leased facility.

(2)     Facility includes 16,000 square foot laboratory, which is owned.

(3)     Facility is being marketed for sale.

(4) This facility has been temporarily closed due to political and economic conditions.

In addition to these locations, we occupy other owned and leased facilities in various cities that are not considered principal properties. Portions of certain of the office buildings described above are currently being subleased for various terms. The square footage above is not reduced to reflect subleased space. We consider each of our current facilities to be in good operating condition and adequate for its present use.

ITEM 3.  LEGAL PROCEEDINGS

NRG - Pike

During the fourth quarter of 2002, one of our customers, LSP-Pike Energy, LLC ("Pike"), notified us that it would not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which was at the time owned by Xcel Energy, Inc. ("Xcel"). On September 4, 2002, in accordance with the terms of the contract, we notified Pike that it was in breach of the terms of the contract for nonpayment and terminated the contract. On October 17, 2002, we filed an involuntary petition for liquidation of Pike under Chapter 7 of the U.S. Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of Mississippi, Jackson Division. Then, on May 14, 2003, NRG and certain affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of New York. Prior to the contract termination, we had commitments and agreements to purchase equipment for the project and had entered into agreements with subcontractors to perform work on the project. Some of the commitments and agreements contained cancellation clauses that required payment or settlement provisions. The sum of the amounts that we have incurred or are committed to incur in excess of amounts previously collected from Pike and the profit recorded on the project is approximately $45.0 million. We have reduced this amount from our original estimate of $75 to $80 million as we have reached settlements with subcontractors, vendors and others. Of the $45 million, approximately $17.5 million remains unpaid at August 31, 2003.

On October 3, 2003, we reached an agreement for the settlement of our claims related to the cancellation of the Pike project. The agreement provides that, among other consideration, we will receive a fixed claim of $35.0 million in the pending bankruptcy of NRG (which we have valued at $14.7 million) and we will retain ownership of the Pike project site, land and materials and equipment excluding the turbines, which we have valued at approximately $30.0 million based on our assessment of the current market for this type of equipment, net of $10 million of costs to be incurred should the company elect to take delivery of certain equipment. Portions of this settlement are subject to or dependent upon approval of the bankruptcy court, which we believe is likely.

The value of the consideration received in the settlement agreement plus cash previously received from Pike equaled the costs incurred and profit recognized on the project; therefore, no gain or loss was recognized on the settlement. Because the contract was terminated on September 4, 2002, no revenue or profit related to Pike was recognized in fiscal 2003. The value of the claim receivable of $14.7 million is included in accounts receivable and the value of the equipment of $30.0 million is included in other assets as of August 31, 2003. We expect to sell or use the equipment to generate revenue and have targeted specific project opportunities where this equipment could be installed. In October 2003, we accepted an offer to sell our $35.0 million claim for net proceeds of $14.7 million. After completion of appropriate documentation, funding of the sale will take place, on a recourse basis, pending final bankruptcy court approval of the settlement discussed above.

NEG - Covert & Harquahala

Early in fiscal 2002, we entered into two target price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities, to provide EPC services for two gas-fired combined cycle power plants in Covert, Michigan and Harquahala Valley, Arizona. In October 2002, the parent company of NEG, PG&E Corp ("PG&E"), announced that NEG had notified its lenders it did not intend to make further equity contributions required under the credit facility to fund the Covert and Harquahala projects. We believed that this notice raised doubt about whether we would continue to be paid for the work we performed under these target price contracts.

In May 2003, after extensive negotiations with NEG's project entities, NEG, and the lenders, all parties reached a definitive agreement for settlement of claims related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target price for both projects by a total of $65.0 million, termination of the target priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts, dismissal of pending legal proceedings, and our release of claims based on existing change orders and the incurrence of other additional costs, and extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. We expect to achieve substantial completion at the Harquahala project in November 2003 and at the Covert project in January 2004, and we have included expected costs of liquidated damages from the delayed completion dates in our cost estimates. NEG paid us $32.5 million in May 2003, as a result of this settlement and required us to post a letter of credit in their favor for the same amount.

As of August 31, 2003, we have recorded claims and backcharges totaling $49.3 million against vendors and subcontractors related to these two projects. Based on our evaluation and the advice of legal counsel, we believe we have a strong basis for claims and backcharges (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; however, recovery of the claims and backcharges is dependent upon our negotiations, arbitration and litigation with several subcontractors, vendors and equipment manufacturers. If we ultimately collect amounts different from the amounts recorded, we will recognize the difference as income or a loss. We cannot assure you as to the outcome of these claims and backcharges.

During 2003, we recognized a loss of $42.8 million (which includes a $30.0 million loss recorded in the second quarter of 2003) on these two projects, $33.1 million of which was reversal of profit recognized prior to 2003. We will incur additional costs on the projects for which we expect to be reimbursed as they wind down in November and December of 2003.

Although NEG filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings and we do not believe NEG's current financial position will negatively impact future payments to us related these projects.

AES - Wolf Hollow

On March 8, 2002, AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively "AES") entered into a series of contracts (collectively the "EPC contract") with us to complete the engineering, design, procurement, and construction of a gas-fired, combined cycle power plant in Texas for an aggregate contract amount of $99.0 million. AES represented and warranted at the time of contracting with us that the project was 67% complete and that engineering was 99.8% complete, and we relied upon this stage of completion in contracting with AES.

At the time we entered into the EPC contract, the project's provisional acceptance was scheduled for October 15, 2002; however, acceptance of this project was delayed. We believe the delay from October 15, 2002 was primarily due to (i) the significant overstatement of the percentage completion by AES and Parsons (the engineers on the project) at the time we entered into the contract;
(ii) a fire that occurred in June of 2002 at the project site; and (iii) failure of a turbine during start-up testing in May 2003. We believe the project reached provisional acceptance on July 24, 2003, although AES did not agree to provisional acceptance until August 8, 2003. The contract terms include liquidated damages in the event of late completion of $120,000 per day from October 15, 2002 through June 1, 2003 and $185,000 per day thereafter until provisional acceptance occurs, for which AES has billed us $40.0 million in aggregate.

We were unable to resolve our claims with AES through the dispute resolution process called for in the contract with respect to a force majeure claim we made resulting from the fire and other change orders. On November 5, 2002, we filed suit against AES in the District Court of Hood County, Texas for breach of contract. On May 9, 2003, we added Parsons as a defendant and expanded the complaint to include claims related to misrepresentation. In June 2003, the AES Corporation was also added as a defendant. This case is currently scheduled for a jury trial in November 2004. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005.

In excess of the original $99.0 million contract price, we have recorded claims receivable from AES of $25.4 million for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims. In addition, we have recorded receivables of approximately $7.2 million that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors.

Of the original $99.0 million contract price, AES has not paid $21.6 million of billed milestones and $7.0 million of retention. In addition, $13.6 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur during October 2003. Under the terms of the EPC contract, AES, at its option, may pay up to $27.0 million of the contract price in subordinated notes or cash. The subordinated notes, $14.7 million of which were issued as of August 31, 2003 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. We expect that substantially all of the remaining unbilled milestone amounts will be paid with subordinated notes. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million and in August and September 2003, AES drew the full amount of the letters of credit. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws, $14.0 million of which was receivable as of August 31, 2003. We recorded revenue of $43.1 million and loss of $2.3 million from this contract for the year ended August 31, 2003.

The following table summarizes contract amounts due from AES and claims recorded on the project including the $14.0 million letter of credit draw by AES in September 2003 (in millions):

Amounts due from AES:
        Amounts remaining to be paid under the
        original contract terms:
              Billed milestones receivable                  $     21.6
              Subordinated Notes Receivable from AES              14.7
              Retention receivable                                 7.0
              Milestones unbilled at August 31, 2003
                 (to be billed upon completion of final
                 testing and final acceptance)(1)                 13.6
                                                            ----------

        Total contractual amounts due from AES                    56.9


        Reimbursement of letter of credit draws             $     28.0

        Claims for additional costs incurred                      25.4
                                                            ----------

Total amounts receivable from AES                                110.3

Claims receivable from subcontractors and others                   7.2
                                                            ----------

        Total amounts receivable, excluding amounts
           related to liquidated damages described below    $    117.5
                                                            ==========

----------------
(1) Of the total milestones unbilled at August 31, 2003, $13.0 million could be paid by AES in Subordinated Notes.

The above amounts are recorded in the following balance sheet accounts:

Accounts receivable (1)                                     $     71.3

Costs and estimated earnings in excess of billings on
        uncompleted contracts, including claims receivable        46.2
                                                            ----------

                                                            $    117.5
                                                            ==========

---------------
(1) Includes $14.0 million letter of credit draw by AES in September 2003. The balance included in our balance sheet at August 31, 2003 is $57.3 million.

If we collect amounts different than the amounts that we have recorded as receivables from AES of $110.3 million or if we collect amounts different than the amounts receivable from subcontractors and vendors of $7.2 million, then that difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in schedule liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage of completion and other delays caused by AES, subcontractors and vendors, we have recognized a reduction of revenue of approximately $8.0 million of liquidated damages billed to us. Of the remaining $32.0 million of liquidated damages, we have excluded $17.9 million from our cost estimates and we have recorded recoveries of approximately $14.1 million from subcontractors and vendors, including the turbine manufacturer.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project:

Amount of liquidated damages that have
been included in costs                                               $      8.0

Amounts related to liquidated damages that have been excluded from our recorded costs:

        Liquidated damages relief from AES                           $     17.9

        Liquidated damages to be reimbursed by
           subcontractors and vendors                                      14.1
                                                                     ----------

                                                                           32.0
                                                                     ----------
Total liquidated damages assessed by AES                             $     40.0
                                                                     ==========

If we are required to pay liquidated damages to AES of more than the $8.0 million that we have recorded and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as income or loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties and the results of litigation. We cannot assure you as to the timing or outcome of these negotiations or results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the notes. We also filed a lien against the project in connection with our claims under the contract. We cannot assure you of the value of such lien or our ability to execute on such lien in a timely manner.

Other

 Additionally, we have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes and claims for personal injury or property damage that occur in connection with our business. Such contractual disputes normally involve claims against us relating to the performance of equipment, design or other engineering services and project construction services. Although the outcome of lawsuits cannot be predicted and no assurances can be provided, we believe that, based upon information currently available, none of the now pending lawsuits, if adversely determined, would have a material adverse effect on our financial position or results of operations. However, we cannot guarantee such a result.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock, no par value, is traded on the New York Stock Exchange (NYSE) under the symbol "SGR." The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE, for our two most recent fiscal years and for the current fiscal year to date.

                                                  HIGH           LOW
                                               ----------     ----------
Fiscal year ended August 31, 2002
  First quarter                                $    35.74     $    23.79
  Second quarter                                    29.85          17.25
  Third quarter                                     36.09          23.41
  Fourth quarter                                    33.65          13.76

Fiscal year ended August 31, 2003
  First quarter                                $    18.06     $    10.60
  Second quarter                                    18.65           9.59
  Third quarter                                     12.46           8.58
  Fourth quarter                                    12.62           6.97

Fiscal year ending August 31, 2004
  First quarter (through October 17, 2003)     $    11.87     $     8.75

The closing sales price of the common stock on October 17, 2003, as reported on the NYSE, was $9.98 per share. As of October 17, 2003, we had 178 shareholders of record.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, any earnings will be retained for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock at the present. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors as may be appropriate in light of relevant factors at the time. We are, however, subject to certain prohibitions on the payment of dividends under the terms of existing credit facilities and our indenture relating to our senior notes.

See Item 12. "Security Ownership of Certain Beneficial Owners and Management" with respect to information to be incorporated by reference regarding equity compensation plans.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data on a consolidated basis. The selected historical consolidated financial data for each of the five fiscal years in the period ended August 31, 2003 presented below has been derived from our audited consolidated financial statements. Ernst & Young LLP audited our consolidated financial statements for the fiscal years ended August 31, 2003 and August 31, 2002. Arthur Andersen LLP audited our consolidated financial statements for each of the three fiscal years in the three-year period ended August 31, 2001. Such data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          YEAR ENDED AUGUST 31,
                                                  ----------------------------------------------------------------------
                                                     2003           2002           2001           2000           1999
                                                  ----------     ----------     ----------     ----------     ----------
                                                     (1)            (4)            (5)             (6)
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME

Revenues                                          $  3,306.8     $  3,170.7     $  1,538.9     $    762.7     $    494.0
                                                  ==========     ==========     ==========     ==========     ==========

Income from continuing operations                 $     20.9     $     98.4     $     61.0     $     30.4     $     18.1
                                                  ==========     ==========     ==========     ==========     ==========

Basic income per common share before
    cumulative effect of change in accounting
    principle (2)                                 $     0.55     $     2.41     $     1.52     $     1.03     $     0.76
                                                  ==========     ==========     ==========     ==========     ==========

Diluted income per common share before
    cumulative effect of change in accounting
    principle (2)                                 $     0.54     $     2.26     $     1.46     $     0.99     $     0.73
                                                  ==========     ==========     ==========     ==========     ==========

CONSOLIDATED BALANCE SHEETS

Total assets                                      $  1,986.1     $  2,301.1     $  1,701.9     $  1,335.1     $    407.1
                                                  ==========     ==========     ==========     ==========     ==========

Long-term debt and capital lease obligations,
  net of current maturities (3)                   $    251.7     $    522.1     $    512.9     $    255.0     $     87.8
                                                  ==========     ==========     ==========     ==========     ==========

Cash dividends declared per common share          $       --     $       --     $       --     $       --     $       --
                                                  ==========     ==========     ==========     ==========     ==========

(1) Includes the acquisition of certain assets of Badger Technologies, Envirogen, Inc., and LFG&E International, Inc. in fiscal 2003 (see Note 4 of the notes to our consolidated financial statements).

(2) Earnings per share for fiscal 2000 and 1999 have been restated to reflect the effect of the December 2000 two-for-one stock split of our common stock.

(3) Fiscal 2003, excludes $260.0 million of current maturities of long-term debt consisting primarily of the LYONs convertible debt of $251.5 million.

(4) Includes the acquisition of certain assets of the IT Group and PsyCor Inc. in fiscal 2002 (see Note 4 of the notes to our consolidated financial statements).

(5) Includes the acquisition of certain assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. in fiscal 2001 (see Note 4 of the notes to our consolidated financial statements).

(6) Includes the acquisition of certain assets of Stone & Webster and PPM Contractors, Inc. in fiscal 2000 (see Note 4 of the notes to our consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes thereto. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See "Forward-Looking Statements and Associated Risks" for a discussion of the risks, assumptions and uncertainties affecting these statements as well as "Risk Factors."

GENERAL

Effective February 28, 2003, we reorganized our operations, resulting in a change in our operating segments. Prior to February 28, 2003, we reported in three segments: Environmental & Infrastructure, Integrated EPC Services and Manufacturing and Distribution. Effective February 28, 2003, we segregated our business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental and Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from our previously reported segments is that pipe fabrication and related operations were moved from the segment previously reported as the Integrated EPC Services segment to the segment previously reported as the Manufacturing and Distribution segment, resulting in the new ECM segment and the new Fabrication, Manufacturing and Distribution segment, respectively.

Engineering, Construction & Maintenance

The ECM segment provides a range of project-related services, including design, engineering, construction, procurement, maintenance, technology and consulting services, primarily to the power generation and process industries.

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

Fabrication, Manufacturing and Distribution

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants. We also manufacture and distribute specialty stainless, alloy and carbon steel pipe fittings.

Comments Regarding Future Operations

Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities and plan to continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.

CRITICAL ACCOUNTING POLICIES AND RELATED ESTIMATES THAT HAVE A MATERIAL EFFECT ON OUR CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our financial statements.

Engineering, Procurement and Construction Contract and Environmental and Infrastructure Revenue Recognition and Profit and Loss Estimates

A substantial portion of our revenue from both the ECM and E&I segments is derived from engineering, procurement and construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contacts or as combined contracts (i.e. one contract that covers engineering, procurement and construction or a combination thereof). We use accounting principles set forth in American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and other applicable accounting standards to account for our long-term contracts. We recognize revenue for these contracts on the percentage-of-completion method, usually based on costs incurred to date, compared with total estimated contract costs. Revenues from reimbursable or cost-plus contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in revenues when their realization is reasonably assured.

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of other changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. The costs attributable to change orders and claims being negotiated or disputed with customers or subject to litigation are included in total estimated revenue when it is probable they will result in additional contract revenue and the amount can be reasonably estimated. Profit from such change orders and claims is recorded in the period such negotiations are finalized or disputes resolved.

It is possible that there will be future and currently unknown significant adjustments to our estimated contract revenues, costs and gross margins for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. These adjustments are, in our opinion, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method discussed above for our contracts.

A. Revenues and gross margins from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or recorded until the later stages of the contracts. Substantially all of our revenues from cost reimbursable contracts are based on costs incurred plus the fee earned. Applying our revenue recognition practices to these types of contracts usually results in revenues being recognized ratably with a consistent gross margin during most of the contract term.

     Our cost reimbursable contracts are sometimes structured as target price contracts. Target price contracts contain an incentive/penalty arrangement which results in our fee being adjusted, within certain limits, for cost underruns/overruns to an established target price, representing our estimated cost and fee for the project. Cost-plus contracts provide for reimbursement of all of our costs, but generally limit our fee to a fixed percentage of costs or to a certain specified amount. Usually, target price contracts are priced with higher fees than cost-plus contracts because of the uncertainties relating to an adjustable fee arrangement. Additionally, both the target cost and cost-plus contracts frequently have other incentive and penalty provisions for such matters as schedule, liquidated damages and testing or performance results.

     Generally, the penalty provisions for our cost-reimbursable contracts are "capped" to limit our monetary exposure to a portion of the contract gross margin. Although we believe it is unlikely that we could incur losses or lose all of our gross margin on our cost-reimbursable contracts, it is possible for penalties to reduce or eliminate previously recorded profits. The incentive/penalty provisions are usually finalized as contract change orders either subsequent to negotiation with, or verification by, our customers.

     In most situations, the amount and impact of incentives/penalties are not, or cannot be, determined until the completion stages of the contract, at which time we will record the adjustment amounts on a cumulative, catch-up basis.

B. The accuracy of gross margins from fixed-price contracts is dependent on the accuracy of cost estimates and other factors. We have a number of fixed-price contracts, most of which were entered into on a negotiated basis. We also have fixed-price contracts that were awarded based on competitive bids.

     The accuracy of the gross margins we report for fixed-price contracts is dependent upon the judgments we make with respect to our contract performance, our cost estimates, and our ability to recover additional contract costs through change orders, claims or backcharges to subcontractors and vendors. Many of these contracts also have incentive/penalty provisions. Increases in cost estimates, unless recoverable from claims, will result in a reduction in margin equivalent to the cost increase multiplied by the percent-complete of the project.

C. Revenues and gross margin on contracts can be significantly affected by claims against customers, vendors and others that may not be negotiated until the later stages of a contract or subsequent to the date a contract is completed. Claims include amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These claims from customers are included in our revenue estimates as additional contract revenue to the extent that contract costs have been incurred when the recovery of such amounts is probable. Backcharges and claims from vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts are probable and the costs can be reasonably estimated.

     We refer to these claims from customers and backcharges and claims from vendors, subcontractors and others as "claims." As a result, the recording of claims increases gross margin or reduces gross loss on the related projects in the period the claims are recorded.

     When calculating the amount of total gross margin or loss on a contract, we include claims from our customers as revenue and claims from vendors, subcontractors and others as reductions in cost of revenues when the collection is deemed probable and the amounts can be reasonably estimated. Including claims in this calculation increases the gross margin (or reduces the loss) that would otherwise be recorded without consideration of the claims. Claims are recorded to the extent of costs incurred and include no profit element. In substantially all cases, the claims included in determining contract gross margin are different from the actual claim that will be or has been presented.

     When recording the revenue and the associated receivable for claims, we accrue an amount equal to the costs incurred related to claims. Claims receivable are included in costs and estimated earnings in excess of billings on the balance sheet. Claims also include expected relief from liquidated damages, which are excluded from recorded costs.

     A summary of claims activity related to our major projects for the years ended August 31, 2003 and 2002 is presented in the table below (in thousands). The claims at August 31, 2003 summarized in the table relate to four contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with these customers or have commenced legal proceedings. The largest claims relate to the Wolf Hollow, Covert and Harquahala contracts, which projects were approximately 99%, 92% and 99% complete, respectively, at August 31, 2003. The amounts include claims from customers, subcontractors, and vendors as well as relief from liquidated damages. The table excludes amounts related to one project for which we believe our exposure to liquidated damages is fully reserved at August 31, 2003 based on preliminary settlement discussions. Of the August 31, 2003 balance, $44.8 million is included in costs and estimated earnings in excess of billings and $77.7 million relates to relief of liquidated damages excluded from recorded costs.

                         2003           2002
                      ----------     ----------
Beginning balance     $   21,200     $   14,200
  Additions              101,300          7,000
  Costs incurred              --             --
  Approved claims             --             --
  Write-offs                  --             --
                      ----------     ----------
Ending balance        $  122,500     $   21,200
                      ==========     ==========

See Note 20 of the notes to our consolidated financial statements.

Other Revenue Recognition and Profit and Loss Estimates

The revenue recognition policies related to our fabrication contracts, consulting services, and pipe fittings and manufacturing operations are described in the accompanying notes to our consolidated financial statements. Because of the nature of the contracts and related work, estimates and judgments usually do not play as important a role in the determination of revenue and profit and loss for these services as they do for the engineering, procurement and construction contracts.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to estimated losses that could result from the inability of certain of our customers to make required payments. We record, generally as a reduction to income, additions to the allowance for doubtful accounts based on management's assessment of a specific customer's inability to meet its financial obligations, and the balance of the allowance for doubtful accounts for the specific customer reduces the recognized receivable to the net amount we believe will be ultimately collected. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, further additions to the allowance for doubtful accounts, which would reduce our earnings, may be required. These increases to the allowance for doubtful accounts could be significant, depending upon i) the size of certain of our EPC contracts and ii) the potential for us to perform a substantial amount of unreimbursed work on significant projects prior to customers notifying us of their intent not to pay the amounts due (see Note 14 of the notes to our consolidated financial statements).

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such changes. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of August 31, 2003, we had gross deferred tax assets of $99.3 million including $49.4 million related to net operating losses and tax credit carryforwards. As of August 31, 2003, we had a deferred tax asset valuation allowance of $3.4 million.

Acquisitions - Fair Value Accounting and Goodwill Impairment

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. Our goodwill balance as of August 31, 2003 was approximately $511.4 million, most of which related to the Stone & Webster and IT Group acquisitions (see Note 4 and Note 8 of the notes to our consolidated financial statements).

In the first quarter of fiscal 2002, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard, or SFAS, No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 deals with, among other matters, the accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but that impairment of goodwill assets must be reviewed on a regular basis based on a fair value concept. SFAS No. 142 prohibits amortization of goodwill, thereby removing certain differences between book and tax expense, which has resulted in a reduction of our effective tax rate. If SFAS No. 142 had been in effect during fiscal 2001, we estimate that our diluted earnings per share would have been increased by approximately $0.32 per share for the year ended August 31, 2001. This increase in diluted earnings per share would have resulted from the cessation of goodwill amortization and a lower effective tax rate (see Note 8 of the notes to our consolidated financial statements).

We have completed our annual impairment test as of March 1, 2003 in accordance with SFAS No. 142 and have determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of our businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and affect various debt covenants, could be required in such circumstances. Our next required annual impairment test will be conducted as of March 1, 2004.

Additionally, our estimates of the fair values of the tangible and intangible assets and liabilities we acquire in acquisitions are determined by reference to various internal and external data and judgments, including the use of third party experts. These estimates can and do differ from the basis or value (generally representing the acquired entity's actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities. Accordingly, our post-acquisition financial statements are materially impacted by and dependent on the accuracy of management's fair value estimates and adjustments. Our experience has been that the most significant of these estimates are the values assigned to construction contracts, production backlog, customer relationships, licenses and technology. These estimates can also have a positive or negative material effect on future reported operating results. Further, our future operating results may also be positively or negatively materially impacted if the final values for the assets acquired or liabilities assumed in our acquisitions are materially different from the fair value estimates which we recorded for the acquisition.

Earnings Per Share and Potential Equity Effect of Convertible Debt (LYONs)

Effective May 1, 2001, we issued and sold $790.0 million of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes, or LYONs. The LYONs were issued at an original discount price of $639.23 per $1,000 maturity value and have a yield to maturity of 2.25%. We realized net proceeds after expenses from the issuance of the LYONs of approximately $490 million. The LYONs are our senior unsecured obligation and are convertible into our common stock at a fixed ratio of 8.2988 shares per $1,000 maturity value (subject to anti-dilution adjustments) resulting in an effective conversion price at the date of issuance of $77.03 per share of common stock issuable upon conversion of the LYONs (see Note 9 of the notes to our consolidated financial statements).

In addition to the conversion feature described above, the holders of the LYONs have the right to require us to repurchase the LYONs on each of May 1, 2004, May 1, 2006, May 1, 2011, and May 1, 2016 at the then accreted value (the original issue price of the LYONs increased by 2.25% per year). We currently anticipate funding all of the LYONs repurchase obligations in cash. We believe we have sufficient options in the marketplace to obtain such cash from the proceeds of the issuance of common stock and borrowings of debt. In addition, we may elect to repurchase all or a portion of the LYONs with cash from the same sources prior to May 1, 2004. We also have the right to fund such repurchases with shares of our common stock valued at the current market value at the time of the repurchases, or cash, or a combination of common stock valued at the current market value at the time of the repurchases, and cash. Although we do not intend to do so, if some or all of the LYONs were redeemed in common stock, the incremental dilutive shares would be (in proportion to the portion converted) significantly greater than the dilution based upon the conversion terms reflected above.

On March 31, 2003, pursuant to a tender offer which commenced on February 26, 2003, we completed the purchase of LYONs with an amortized value of approximately $256.7 million and an aggregate principal value of approximately

 $384.6 million for a cost of approximately $248.1 million. During the fourth quarter of fiscal 2003, we repurchased additional LYONs with an amortized value of approximately $21.5 million and an aggregate principal value of $32.0 million for a cost of approximately $20.6 million.

We have, in accordance with SFAS No. 128, "Earnings per Share," computed our diluted earnings per share using the "if converted method" assumption that the LYONs would be converted at the contract rate of 8.2988 shares per $1,000 maturity value (or an approximate equivalent conversion price of $81.16 at August 31, 2003). Under this method, for the year ended August 31, 2002, we have reported diluted earnings per share to reflect approximately 6,556,000 additional shares on the basis that the LYONs would be converted into common stock at a rate of 8.2988 shares per $1,000 maturity value. For the years ended, August 31, 2003 and 2001, the effect of the LYONs convertible debt of 5,154,000 and 2,209,000 incremental shares has been excluded from the calculation of diluted income per share because it was antidilutive. We have presented the LYONs as short-term debt as opposed to equity on our balance sheet with the entire balance classified as current as of August 31, 2003.

We currently anticipate funding all of the LYONs repurchase obligations in cash. We are currently evaluating our options with respect to any LYONs that may be submitted to us for repurchase, and we believe we have sufficient options in the marketplace, including refinancing the LYONs repurchase obligation in cash from the proceeds of a combination of the issuance of common stock and borrowings of debt. Therefore, pursuant to SFAS No. 128, our financial statements do not reflect the effect on diluted earnings per share that could result from the issuance of additional shares of our common stock resulting from the submission by the holders of the LYONs for repurchase on the specified anniversary dates. It is possible that in adverse circumstances, such as a combination of a large number of repurchase requests, low stock price and/or liquidity or financing restraints, we could be required to issue a significant number of shares to satisfy our repurchase obligations and the number of shares actually issued could exceed the number of shares presently being used to compute diluted earnings per share (see Note 16 of the notes to our consolidated financial statements). The issuance of a large number of shares could significantly dilute the value of our common stock and materially affect our earnings per share calculations.

Litigation, Commitments and Contingencies

We are subject to various claims, lawsuits, environmental matters and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, "Accounting for Contingencies," amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plans are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on investments, or future salary costs, our future pension benefit expenses could increase or decrease. As of August 31, 2003, we had a minimum pension liability recorded of $20.9 million. This liability will likely require us to increase our future cash contributions to the plans.

RESULTS OF OPERATIONS

The following table presents summary income and expense items as a percentage of revenues:

                                                                        YEAR ENDED AUGUST 31,
                                                                 ------------------------------------
                                                                   2003          2002          2001
                                                                 --------      --------      --------
Revenues                                                            100.0 %       100.0 %       100.0 %
Cost of revenues                                                     91.7          89.7          84.0
                                                                 --------      --------      --------
  Gross profit                                                        8.3          10.3          16.0

General and administrative expenses                                   6.1           5.1           8.0

Goodwill amortization                                                  --            --           1.1
                                                                 --------      --------      --------
  Operating income                                                    2.2           5.2           6.9

Interest expense                                                     (1.0)         (0.7)         (1.0)
Interest income                                                       0.2           0.4           0.6
Other expense, net                                                   (0.3)         (0.1)           --
                                                                 --------      --------      --------

 Income before income taxes and earnings (losses) from                1.1           4.8           6.5
     unconsolidated entities
Provision for income taxes                                            0.4           1.7           2.5
                                                                 --------      --------      --------
Income before earnings (losses) from unconsolidated entities          0.7           3.1           4.0


Earnings (losses) from unconsolidated entities                       (0.1)           --            --
                                                                 --------      --------      --------
Net income                                                            0.6 %         3.1 %         4.0 %
                                                                 ========      ========      ========

FISCAL 2003 COMPARED TO FISCAL 2002

General

Our revenues by industry sector were as follows:

                                                       YEAR ENDED AUGUST 31,
                                     ----------------------------------------------------------
                                                2003                           2002
                                     --------------------------      --------------------------
Industry Sector                     (IN MILLIONS)        %          (IN MILLIONS)        %
---------------                     -------------    ----------     -------------    ----------
Environmental and Infrastructure     $  1,203.8              36%     $    489.8              15%
Power Generation                        1,550.0              47        2,237.5               71
Process Industries                        440.5              13           258.6               8
Other Industries                          112.5               4           184.8               6
                                     ----------      ----------      ----------      ----------
                                     $ 3,306.86             100%     $  3,170.7             100%
                                     ==========      ==========      ==========      ==========

The increase in total revenue from 2002 to 2003 was primarily attributable to an increase in revenue from our E&I segment, partially reduced by the extended weakness in the domestic power market, which has had a pervasive negative impact on our ECM and Fabrication, Manufacturing and Distribution revenues. Revenue from the power generation sector was approximately $687.5 million less in fiscal 2003 than in fiscal 2002, as revenue from several large gas-fired power generation projects, which commenced in fiscal 2001 and early fiscal 2002, declined upon completion of those projects. The decrease in power industry revenue was offset by a $714.0 million increase in environmental and infrastructure revenue from fiscal 2002 to fiscal 2003, due primarily to the acquisition of the IT Group in May 2002 (see Note 4 of the notes to our consolidated financial statements), and a $181.9 million increase in process revenue, due primarily to a 600,000 tons-per-year ethylene plant project in China.

The following tables present our revenues by geographic region:

                                                    YEAR ENDED AUGUST 31,
                             ------------------------------------------------------------------
                                          2003                               2002
                             ------------------------------      ------------------------------
Geographic Region            (IN MILLIONS)          %            (IN MILLIONS)          %
-----------------            -------------     ------------      -------------     ------------
United States                $    2,812.2                85%     $    2,756.3                87%
Asia/Pacific Rim                    221.6                 7             148.3                 5
Canada                              127.7                 4             108.2                 4
Europe                              102.1                 3             103.7                 3
South America and Mexico             15.2               0.5              27.8                 1
Middle East                          12.0               0.5              10.8                --
Other                                16.0                --              15.6                --
                             ------------      ------------      ------------      ------------
                             $    3,306.8               100%     $    3,170.7               100%
                             ============      ============      ============      ============

Revenues for projects in the United States increased $55.9 million for the year ended August 31, 2003 due primarily to growth in environmental and infrastructure revenues, partially offset by the previously mentioned decline in power generation revenues.

Revenues from international projects increased to $494.6 million for the year ended August 31, 2003 from $414.4 million for the year ended August 31, 2002. The revenue increase in the Asia Pacific Rim region was primarily the result of the work performed on the ethylene plant in China. The increase in revenue in Canada was due primarily to an environmental consulting unit acquired through the IT Group acquisition.

Backlog by industry sector is as follows:

                                                                      AT AUGUST 31,
                                     ------------------------------------------------------------------------------
                                                     2003                                     2002
                                     ------------------------------------      ------------------------------------
INDUSTRY SECTOR                       (IN MILLIONS)              %              (IN MILLIONS)              %
---------------                      ---------------      ---------------      ---------------      ---------------
Environmental and Infrastructure     $       2,783.9                   59%     $       2,313.7                   41%
Power Generation                             1,399.7                   29              2,690.2                   48
Process Industries                             529.1                   11                497.8                    9
Other Industries                                38.6                    1                103.0                    2
                                     ---------------      ---------------      ---------------      ---------------
                                     $       4,751.3                  100%     $       5,604.7                  100%
                                     ===============      ===============      ===============      ===============

The decrease in backlog of $853.4 million since August 31, 2002 is attributable to reduction in demand for gas-fired power generation services, which resulted in a decrease in new orders for our services. Since August 31, 2002, the decline in power generation awards has been partially offset by increases in awards for environmental and infrastructure services, services to the process industry, and nuclear maintenance services. Approximately 91% of the backlog relates to domestic projects and approximately 36% of the backlog relates to work currently anticipated to be completed during the 12 months following August 31, 2003. power generation backlog at August 31, 2003 does not include our $565 million fixed-price EPC contract (signed and announced in September 2003) to build a combined cycle power plant in Queens, New York. We expect to include this project in our backlog if and when financing for this project is completed.

Backlog is largely a reflection of the broader economic trends being experienced by our customers and is important in anticipating operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology in determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot provide any assurance that revenues projected in our backlog will be realized, or if realized, will result in profits.

The following presents a comparison of our operating results (and certain other information) for the year ended August 31, 2003 as compared with the year ended August 31, 2002 for our three business segments. We have conformed our prior year segment financial information to be consistent with our current year presentation of our reorganized segments.

ECM Segment

                                              YEAR ENDED AUGUST 31,
                                  ----------------------------------------------
                                         2003                       2002
                                  (IN MILLIONS EXCEPT       (IN MILLIONS EXCEPT
                                      PERCENTAGES)              PERCENTAGES)
                                  --------------------      --------------------
Revenues                          $            1,840.3      $            2,276.4
Gross Profit                      $               95.5      $              170.4
Gross Profit %                                     5.2%                      7.5%

The following tables present ECM revenues from customers in the following industry sectors:

                                                      YEAR ENDED AUGUST 31,
                                ------------------------------------------------------------------
                                             2003                                2002
                                ------------------------------      ------------------------------
Industry Sector                (IN MILLIONS)           %           (IN MILLIONS)           %
---------------                -------------      ------------     -------------      ------------
Power Generation                $    1,446.8                79%     $    1,996.5                88%
Process Industries                     322.7                17             186.8                 8
Other Industries                        70.8                 4              93.1                 4
                                ------------      ------------      ------------      ------------
                                $    1,840.3               100%     $    2,276.4               100%
                                ============      ============      ============      ============

The decrease in total segment revenue from fiscal 2002 to fiscal 2003 was due to the downturn in the domestic power market, specifically the decline in gas-fired power generation projects and power engineering and consulting activity which reduced new orders for our ECM services, partially offset by an increase in revenue from process projects and nuclear maintenance and restart projects. Process industry revenues increased primarily due to work on the ethylene plant project in China that is scheduled to continue into fiscal 2005. Due to the decline in the market for the construction of new gas-fired power plants, we anticipate that the ECM segment's revenues will decline in early fiscal 2004 as compared with fiscal 2003 as remaining in-process EPC projects booked in 2001 and early 2002 are completed.

Gross profit for the ECM segment for fiscal 2003 decreased from fiscal 2002, due primarily to the reduction of estimated margins on certain contracts for the construction of new gas-fired power plants, offset by increases in margin on nuclear maintenance and restart projects and the ethylene plant project in China. The ethylene plant in China contributed significantly more to gross margin in the fourth quarter of 2003 than in each of the first three quarters due to a reduction in the estimated cost at completion. The impact of the reduction in the estimated cost positively impacted gross profit in the fourth quarter of 2003 by $6.1 million. Gross margin for the third and fourth quarters of 2003 also was positively impacted by increasing activity on the TVA nuclear restart project and recognition of components of project incentives earned based on our performance to-date on this project. Further, in the fourth quarter of 2003, we recorded $5.0 million in revenue that we earned as a fee for providing a letter of credit to an independent power producer (IPP) to secure the IPP's power purchase agreement.

As EPC projects that began in fiscal 2001 and early fiscal 2002 are completed and their project costs finalized, the ECM segment's margins have been, and we expect will continue to be, positively or negatively impacted by contract completion negotiations with customers and vendors on such projects. We recognized $33.6 million in margin in 2003 as a result of the favorable resolution of various contingencies, contract claims and backcharges related to projects that were substantially complete at August 31, 2002. During fiscal 2003, we also recognized $4.3 million in margin as a result of the favorable resolution of estimated project obligations which were recorded when we acquired Stone & Webster in fiscal 2000.

Gross profit percentage was negatively impacted by the Covert and Harquahala projects (the NEG projects), on which we recorded revenues of $433.4 million during 2003 and a $42.8 million charge ($33.1 million of which resulted from reversal of gross profit recorded prior to fiscal 2003) related to the NEG projects that negatively impacted the ECM segment's gross profit by 4.6% for fiscal 2003. This charge was a result of increased estimated costs to complete these projects combined with an agreement with the owners of these projects and their lenders that increased the contract prices by a total of $65.0 million and converted the contracts from target-price to fixed-price (see Note 12 of the notes to our consolidated financial statements for a discussion of the contingencies related to certain cancelled and active ECM projects, including additional discussion of the Covert and Harquahala projects). Of the $42.8 million loss recorded during 2003 on the NEG projects, $4.9 million was recorded in the fourth quarter reflecting a $19.2 million increase in estimated cost at completion of the projects, offset by an increase in expected recovery of claims from NEG and backcharges and liquidated damages expected from vendors and subcontractors totaling $14.3 million.

Gross profit percentage was negatively impacted by the AES Wolf Hollow project, on which we recorded revenues of $43.1 million during 2003 with a reversal of previously recorded profit of $2.3 million. On this project, we recorded claims receivable from our customer, AES, of $25.4 million and claims, backcharges and other cost recovery receivables from subcontractors, vendors and others of $7.2 million (see Note 20 of the notes to our consolidated financial statements for additional discussion of the Wolf Hollow project) in 2003.

We believe we have a strong basis for claims and backcharges in excess of the recorded amounts discussed above; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties and the results of litigation. We cannot assure you as to the timing or outcome of these negotiations or results of litigation. If we collect amounts different than the amounts recorded or if we are held responsible for liquidated damages different than the amounts recorded, we will recognize the difference as income or loss.

We reversed previously recorded profit of $4.3 million in the fourth quarter of 2003 resulting from the settlement with our customer of disputed change orders and other items on our target price EPC contract to build a combined-cycle cogeneration facility near Philadelphia, Pennsylvania. The settlement agreement eliminates our exposure to schedule risk and related liquidated damages, maintains our guaranteed minimum fee and provides for incentives that allow us to earn profit in excess of the minimum fee.

In October 2003, we entered into a settlement agreement with a customer for which we executed three separate projects prior to fiscal 2003. Under the settlement agreement, we will receive $9.6 million representing the return of amounts our customer had drawn on our letter of credit and payment for costs incurred which were previously in dispute. We will record no gain or loss on the settlement because the settlement proceeds are equal to the net assets recorded.

Gross profit for the year ended August 31, 2003 was increased (cost of revenues decreased) by approximately $7.9 million in fiscal 2003 and $32.0 million in fiscal 2002 for the amortization of contract liability adjustments related to contracts acquired in the Stone & Webster acquisition in 2000 (see Note 8 of the notes to our consolidated financial statements).

For the year ended August 31, 2003, less ECM segment revenues were derived from large equipment purchases. Such revenues were approximately $159.0 million for the year ended August 31, 2003, compared to approximately $540.0 million for the year ended August 31, 2002.

Segment backlog at August 31, 2003 was approximately $1.9 billion, compared with approximately $3.0 billion at August 31, 2002, and was comprised of the following:

                                               YEAR ENDED AUGUST 31,
                                 --------------------------------------------------
                                          2003                        2002
                                 -----------------------    -----------------------
Industry Sector                  (IN MILLIONS)      %       (IN MILLIONS)      %
                                 --------------   ------    --------------   ------
Power Generation
   Nuclear Power                 $      1,113.7       59%   $      1,189.1       40%
   Fossil Fuel EPC                        198.6       11             998.9       33
   Other                                   39.9        2             334.7       11
                                 --------------   ------    --------------   ------
Total Power Generation                  1,352.2       73           2,522.7       84
Process Industries                        504.3       27             430.7       14
Other Industries                           11.8        -              63.6        2
                                 --------------   ------    --------------   ------
Total ECM                        $      1,868.3      100%   $      3,017.0      100%
                                 ==============   ======    ==============   ======


The ECM segment's backlog has declined from August 31, 2002 because the amount of work performed on power generation contracts was not fully replaced with new orders due to the downturn in demand for power generation services. Our fossil fuel EPC backlog does not include our $565.0 million fixed-price EPC contract (signed and announced in

September 2003) to build a combined cycle power plant in Queens, New York. We expect to include this project in our backlog, if and when financing for this project is completed.

We anticipate that in the future the ECM segment will continue to derive a significant portion of its revenues from the power industry (including generation from fossil fuel sources and nuclear sources) and will increase its revenues from other sectors of the domestic power industry through contracts to re-power, refurbish or maintain existing power plants and to provide and install emission control equipment. Although management anticipates that revenues from the power industry in fiscal 2004 will be less than in prior years, we expect to continue to design and construct new power plants. However, due to expected decreases in revenues from the power industry, we expect total revenue from the ECM segment to be lower in 2004 than in 2003. Further, we would expect gross profit percentages from ECM to decline during the first quarter of 2004 and return to approximately the levels reported in fiscal 2002 over the balance of the year.

E&I Segment

                                      YEAR ENDED AUGUST 31,
                           --------------------------------------------
                                    2003                    2002
                           (IN MILLIONS EXCEPT      (IN MILLIONS EXCEPT
                               PERCENTAGES)             PERCENTAGES)
                           -------------------      -------------------
Revenues                   $           1,203.8      $             489.8
Gross Profit               $             133.4      $              69.3
Gross Profit %                            11.1%                    14.1%


The increase in revenues is primarily attributable to our acquisition of the IT Group assets and operations in May 2002, as twelve months of revenues are included in fiscal 2003 as compared to four months in fiscal 2002. (see Note 4 of the notes to our consolidated financial statements).

The increase in gross profit was primarily attributable to our acquisition of the IT Group assets and operations in May 2002. Gross profit was increased (cost of revenues decreased) by approximately $19.3 million in fiscal 2003 and $2.8 million in fiscal 2002 for the amortization of asset/liability adjustments to the fair value of contracts acquired in the IT Group acquisition. In addition, gross profit was increased (cost of revenues decreased) by approximately $12.2 million in fiscal 2003 and $2.8 million in fiscal 2002 for the usage of accrued loss reserves related to contracts acquired in the IT Group acquisition (see
Note 4 and Note 12 of the notes to our consolidated financial statements).

The reduction in the gross profit percentage in fiscal 2003 compared to fiscal 2002 was attributable to lower margin contracts associated with the businesses acquired in the IT Group transaction. The difference in the gross profit percentages between our pre-IT Group environmental and infrastructure operations (primarily infrastructure and hazardous material clean up and disposal) and those acquired in the IT Group acquisition (environmental clean-up, landfills and facilities management) is primarily attributable to differences in customers, competition and mix of services.

Backlog for the E&I segment increased to approximately $2.8 billion as of August 31, 2003 from approximately $2.3 billion as of August 31, 2002. We believe the E&I segment revenues will increase over the next several years as a result of a combination of factors, including market opportunities in various environmental clean-up, homeland security and infrastructure markets and our belief that we will be able to re-gain market share which the IT Group lost while it was experiencing financial difficulties, including the period in which it was in bankruptcy during the first four months of calendar 2002. We anticipate that segment revenue for fiscal 2004 will be slightly higher than fiscal 2003 and we expect gross profit percentages in 2004 to be consistent with 2003.

Fabrication, Manufacturing and Distribution Segment


                                      YEAR ENDED AUGUST 31,
                          ---------------------------------------------
                                  2003                    2002
                          (IN MILLIONS EXCEPT      (IN MILLIONS EXCEPT
                               PERCENTAGES)            PERCENTAGES)
                          --------------------     --------------------
Revenues                  $              262.7     $              404.5
Gross Profit              $               44.7     $               87.9
Gross Profit %                            17.0%                    21.7%

The decreases in revenues and gross profit percentages in fiscal 2003 versus fiscal 2002 were attributable to reduced domestic demand, primarily from power generation customers, without offsetting increases in other industry sectors. The reduced demand for the segment's products has had a negative impact on pricing and gross profit. Backlog for this segment has decreased from $274.0 million at August 31, 2002 to $99.1 million at August 31, 2003. This decrease includes a $75.5 reduction of backlog from one customer in the power industry.

As a result of the current market situation, we have decided to significantly reduce or cease production at certain smaller facilities, consolidate certain operations, and implement certain other cost savings programs for this segment. Further, we have suspended operations at our facility in Venezuela due to the political situation in that country. We expect domestic demand to continue at reduced levels for fiscal 2004, though we are experiencing an increase in inquires in foreign markets for this segment. Demand is strong in the markets serviced by the segment's unconsolidated joint ventures in Bahrain and China. The facility for the China joint venture is under construction and is expected to become operational in late calendar 2003 or early 2004. Given this market outlook, we expect revenues and gross profit levels to remain flat for the fabrication, manufacturing and distribution segment over the next few quarters.

Unconsolidated Subsidiaries

During fiscal 2003, we recognized a loss of $3.0 million (net of taxes of $1.6 million) from operations of unconsolidated subsidiaries, including joint ventures, which are accounted for using the equity method. These losses were primarily attributable to three joint ventures including our Entergy/Shaw, Shaw-Nass and recently created China joint venture. The Entergy/Shaw joint venture has no active projects as of August 31, 2003. As of August 31, 2003, we have a negative investment balance of $2.2 million and we expect to continue to fund the joint venture until it is dissolved in fiscal 2004 as all projects were completed as of August 31, 2003. The loss in the Shaw-Nass joint venture was due to weaker sales of fabricated pipe in the Middle East in fiscal 2003 as compared to 2002 while the loss in the China joint venture reflects costs incurred in the early stages of the joint venture until its facility is running at full capacity which is scheduled for early calendar year 2004. In fiscal 2002, we realized income of approximately $2.9 million (net of taxes of $1.6 million) from the Entergy/Shaw joint venture and losses of $0.7 million (net of taxes of $0.4 million) from Shaw-Nass net of taxes due to the operations of these unconsolidated subsidiaries and joint ventures.

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses increased to approximately $200.9 million in fiscal 2003, compared with approximately $161.2 million in fiscal 2002. As a percentage of revenues, general and administrative expenses increased to 6.1% in fiscal 2003 compared to 5.1% in fiscal 2002. A substantial portion of the approximate $38.9 million increase in general and administrative costs are attributable to the operations of the E&I segment (comprised largely of the IT Group operations which we acquired during the third quarter of fiscal 2002). We also incurred increased depreciation and facilities costs in fiscal 2003 resulting from capital projects and the move into our new corporate facility in Baton Rouge, Louisiana completed in the latter part of fiscal 2002. General and administrative expenses are expected to trend slightly downward during 2004 as we continue to integrate our administrative functions. General and administrative costs for the fourth quarter and the fiscal year 2003 were reduced by $3.4 million resulting from the favorable resolution of estimated obligations recorded in the acquisition of Stone & Webster in fiscal 2000.

Interest expense was approximately $32.0 million in fiscal 2003, compared to approximately $23.0 million in fiscal 2002. The increase over prior year is primarily due to the issuance on March 17, 2003 of approximately $253 million principal amount of 7-year, 10.75% Senior Notes, partially offset by a reduction in interest expense related to the LYONs repurchase with an amortized value of approximately $256.7 million in March 2003 (see Note 9 of the notes to our consolidated financial statements). Our interest costs also include the amortization of loan fees associated with the Senior Notes, the LYONs and the Credit Facility, as well as unused line of credit and letter of credit fees, and therefore, our interest expense is higher than would be expected based on our borrowing levels and the stated interest rates. A significant portion of our interest expense (accretion of zero-coupon discount interest and amortization of loan fees) represents non-cash charges.

Interest income in fiscal 2003 decreased to approximately $5.4 million from $11.5 million in fiscal 2002 as a result of lower levels of invested funds due to use of working capital, cash paid for the repurchase of a portion of the LYONs, and the purchase of treasury stock.

For fiscal 2003, other income (expense) included a charge of approximately $12.4 million for the write-off of (i) investments in securities available for sale of Orion of approximately $6.6 million, (ii) accounts and claims receivable due from Orion of approximately $5.8 million, and (iii) other accounts receivable of approximately $0.8 million. Also included in other income (expense) for fiscal 2003 were gains of approximately $2.0 million and $0.8 million, net of expenses and the write-off of unamortized debt issuance costs, related to the March 2003 and August 2003, respectively, repurchases of portions of the LYONs (see Note 9 of the notes to our consolidated financial statements).

Our effective tax rate was 33% for fiscal 2003 compared to 36% for fiscal 2002. Our tax rate is significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work. The decrease in the tax rate in fiscal 2003 versus fiscal 2002 is due primarily to the decrease in income before taxes, and the related increase in the ratio of favorable permanent differences to income before taxes. Additionally, the increased foreign income in fiscal 2003 had a lower overall rate of tax than domestic income. We did not pay any federal income taxes in fiscal 2003 primarily because of a taxable loss for the fiscal 2003 year and the utilization of operating losses resulting from the IT Group and Stone & Webster acquisitions. In fiscal 2003, we established a valuation allowance against the deferred tax asset for the Venezuelan net operating losses and in fiscal 2002, we established a valuation allowance against the deferred tax asset for the Australian net operating losses. The valuation allowance reflects our judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. We believe that the remaining deferred tax assets at August 31, 2003, amounting to $95.9 million, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. This factor has been considered in determining the valuation allowance.

During fiscal 2003, the accumulated benefit obligations exceeded the fair value of plan assets for two of our United Kingdom (U.K.) defined benefit retirement plans and our Canadian defined benefit retirement plan, and a liability of $14.9 million, net of tax was recorded (see Note 17 of the notes to our consolidated financial statements). In accordance with SFAS No. 87, "Employers Accounting for Pensions," the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is reflected, net of tax, as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet as of August 31, 2003. This liability will likely require us to increase our future cash contributions to the plan.

FISCAL 2002 COMPARED TO FISCAL 2001

General

Our revenues by industry for the periods presented approximated the following amounts:

                                                          YEAR ENDED AUGUST 31,
                                          -------------------------------------------------------
                                                     2002                         2001
                                          -------------------------     -------------------------
                                          (IN  MILLIONS)       %        (IN MILLIONS)        %
                                          --------------     ------     --------------     ------
INDUSTRY
Environmental & Infrastructure            $        489.8         15     $        186.2         12
Power Generation                                 2,237.5         71              915.7         60
Process Industries                                 258.6          8              305.5         20
Other Industries                                   184.8          6              131.5          8
                                          --------------     ------     --------------     ------
                                          $      3,170.7        100%    $      1,538.9        100%
                                          ==============     ======     ==============     ======

Our revenues by geographic region for the periods presented approximated the following amounts:

                                                YEAR ENDED AUGUST 31,
                                 ----------------------------------------------------
                                            2002                         2001
                                 ------------------------    ------------------------
                                 (IN MILLIONS)       %        (IN MILLIONS)      %
                                 --------------    ------    --------------    ------
GEOGRAPHIC REGION
United States                    $      2,756.3        87%   $      1,210.4        78%
Asia/Pacific Rim                          148.3         5             117.1         7
Canada                                    108.2         4              79.3         5
Europe                                    103.7         3              86.4         6
South America and Mexico                   27.8         1              23.1         2
Middle East                                10.8        --               3.0        --
Other                                      15.6        --              19.6         2
                                 --------------    ------    --------------    ------
                                 $      3,170.7       100%   $      1,538.9       100%
                                 ==============    ======    ==============    ======

The primary reason for the increase in revenue from 2001 to 2002 was an approximately $1.3 billion increase in revenues from construction of new gas-fired power plants realized by the ECM and fabrication, manufacturing and distribution segments. Additionally, during the third quarter of fiscal 2002, we acquired most of the assets and assumed certain liabilities of the IT Group, a leading provider of environmental and infrastructure services to governmental and commercial customers. As a result of this acquisition, we formed a new business segment, the E&I segment, by combining the acquired IT Group operations with our existing environmental and infrastructure businesses. This acquisition increased our revenues from environmental and infrastructure services to $489.8 million in fiscal 2002, from fiscal 2001 revenues of $186.2 million, an increase of $303.6 million.

The following table breaks out our backlog in the following industry sectors:

                                                           AT AUGUST 31,
                                       ----------------------------------------------------
                                                   2002                       2001
                                       ------------------------    ------------------------
INDUSTRY SECTOR                        (IN MILLIONS)       %       (IN MILLIONS)        %
                                       --------------    ------    --------------    ------
Power Generation                       $      2,690.2        48%   $      3,540.1        79%
Environmental & Infrastructure                2,313.7        41             231.9         5
Process Industries                              497.8         9             666.4        15
Other Industries                                103.0         2              58.8         1
                                       --------------    ------    --------------    ------
                                       $      5,604.7       100%   $      4,497.2       100%
                                       ==============    ======    ==============    ======

The following presents a comparison of our operating results from fiscal 2002 compared with fiscal 2001 for our three business segments.

ECM Segment

                                    YEAR ENDED AUGUST 31,
                       --------------------------------------------
                              2002                     2001
                       --------------------    --------------------
                       (IN MILLIONS EXCEPT     (IN MILLIONS EXCEPT
                           PERCENTAGES)            PERCENTAGES)
                       --------------------    --------------------
Revenues               $            2,276.4    $            1,011.9
Gross Profit           $              170.4    $              136.8
Gross Profit %                          7.5%                   13.5%

Revenues by industry for the ECM segment approximated the following amounts and percentages:

                                         YEAR ENDED AUGUST 31,
                         ----------------------------------------------------
INDUSTRY SECTOR                      2002                       2001
                         ------------------------    ------------------------
                          (IN MILLIONS)      %       (IN MILLIONS)       %
                         --------------    ------    --------------    ------
Power Generation         $      1,996.5        88%   $        725.2        72%
Process Industries                186.8         8             221.9        22
Other Industries                   93.1         4              64.8         6
                         --------------    ------    --------------    ------
                         $      2,276.4       100%   $      1,011.9       100%
                         ==============    ======    ==============    ======


Revenues from the domestic Power Generation market accounted for substantially all of the increase from 2001 to 2002. The increase in revenues was attributable to significant contracts for the construction of new gas-fired power plants entered into in fiscal 2001 when there was strong demand for these facilities. Most of these contracts were completed in fiscal 2003.

Process industries revenues in fiscal 2002 decreased by approximately $35.1 million, from fiscal 2001. This decrease was attributable to industry trends and our decision not to pursue low margin projects similar to those we assumed in the Stone & Webster acquisition in fiscal 2000. Revenues from other industries increased by approximately $28.3 million in fiscal 2002 compared to fiscal 2001, primarily as a result of an increase in domestic revenues.

Segment gross profit increased 25%, or $33.6 million, to $170.4 million in fiscal 2002 from $136.8 million in fiscal 2001 due to the growth in revenue volume during the year. Gross profit in fiscal years 2002 and 2001 was increased (cost of sales decreased) by approximately $32.0 million and $99.3, million respectively, by the utilization of contract adjustments and accrued contract loss reserves that were established to record the fair value of primarily fixed-price contracts acquired in the Stone & Webster acquisition.

The gross profit percentage for the year ended August 31, 2002 decreased to 7.5% from 13.5% in the prior year. This decrease in gross margin percentage is attributable to fiscal 2002 revenues having a much higher percentage of lower margin revenue as compared with fiscal 2001. The lower margins relate primarily to i) cost-reimbursable contracts entered into in fiscal 2001 and ii) purchases of large equipment items for power generation contracts.

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

Segment backlog at August 31, 2002 was approximately $3.0 billion as compared with approximately $3.7 billion at August 31, 2001, and was comprised of the following:


                                                  AT AUGUST 31,
                               --------------------------------------------------
                                         2002                        2001
                               -----------------------    -----------------------
                                (IN MILLIONS)     %        (IN MILLIONS)      %
                               --------------   ------    --------------   ------
INDUSTRY SECTOR
Power Generation
    Nuclear Power              $      1,189.1       40    $        437.3       12
    Fossil Fuel EPC                     998.9       33           2,270.4       61
    Other                               334.7       11             342.2        9
                               --------------   ------    --------------   ------
Total Power Generation                2,522.7       84           3,049.9       82
Process Industries                      430.7       14             647.6       17
Other Industries                         63.6        2              51.1        1
                               --------------   ------    --------------   ------
Total ECM                      $      3,017.0      100%   $      3,748.6      100%
                               ==============   ======    ==============   ======

The decline in backlog was primarily because the demand for the construction of new domestic power plants fell dramatically due to questions about future economic growth rates and whether the United States had excess power generation capacity. Further, certain of our independent and merchant power producer customers experienced severe liquidity problems as financing was reduced to these companies and their projects. As a result of these conditions, during the fourth quarter of fiscal 2002, three customers cancelled or suspended their projects, resulting in a reduction of our backlog of approximately $300 million.

E&I Segment

                                    YEAR ENDED AUGUST 31,
                       --------------------------------------------
                               2002                   2001
                       (IN MILLIONS EXCEPT     (IN MILLIONS EXCEPT
                            PERCENTAGES)           PERCENTAGES)
                       --------------------    --------------------
Revenues               $              489.8    $              186.2
Gross Profit           $               69.1    $               35.4
Gross Profit %                         14.1%                   19.0%

E&I segment revenues in fiscal 2002 were $489.8 million, an increase of $303.6 million from fiscal 2001 revenue of $186.2 million. This increase was entirely attributable to our acquisition of the IT Group assets (see Note 4 of the notes to our consolidated financial statements).

Gross profit in fiscal 2002 was $69.3 million compared to $35.4 million in fiscal 2001. Gross profit in fiscal 2002 was increased (cost of revenues decreased) by approximately $2.8 million for the amortization of asset/liability adjustments to the fair value of contracts acquired in the IT Group acquisition (see Note 4 of the notes to our consolidated financial statements).

The gross profit percentage was approximately 14.1% in fiscal 2002 and approximately 19.0% in fiscal 2001. The reduction in the gross profit percentage in fiscal 2002 compared to fiscal 2001 was attributable to lower margin contracts that were acquired in the IT Group transaction. The difference in the gross profit percentages between our pre-IT Group environmental and infrastructure operations (primarily infrastructure and hazardous material clean up and disposal) and those acquired in the IT Group acquisition (environmental clean-up, landfills and facilities management) is primarily attributable to such factors as different customers, competition and mix of services.

Backlog in this segment at August 31, 2002 was approximately $2.3 billion compared with approximately $0.2 billion at August 31, 2001. This increase was entirely attributable to the IT Group acquisition.

Fabrication, Manufacturing and Distribution Segment

                                  YEAR ENDED AUGUST 31,
                       --------------------------------------------
                               2002                     2001
                        (IN MILLIONS EXCEPT     (IN MILLIONS EXCEPT
                            PERCENTAGES)            PERCENTAGES)
                       --------------------    --------------------
Revenues               $              404.5    $              340.8
Gross Profit           $               87.9    $               74.4
Gross Profit %                         21.7%                   21.8%

Revenues increased to $404.5 million in fiscal 2002 from $340.8 million in fiscal 2001 and gross profit increased to $87.9 million in fiscal 2002 from $74.4 million in fiscal 2001. These increases were due primarily to an increased demand in the power industry along with an increase in capacity to handle the demands. Segment backlog was approximately $274.0 million at August 31, 2002.

Unconsolidated Subsidiaries

During fiscal 2002 and 2001, we recognized income of $1.7 million (net of taxes of $0.9 million) and a loss of $0.3 million (net of taxes of $0.2 million), respectively, from the operations of unconsolidated subsidiaries, including joint ventures, which are accounted for under the equity method.

General and Administrative Expenses, Interest Expense and Income, Income Taxes and Other Comprehensive Income

General and administrative expenses, excluding goodwill amortization, increased $38.6 million, or 31%, from $122.6 million in fiscal 2001 to $161.2 million in fiscal 2002. The increase in fiscal 2002 general and administrative expenses resulted primarily from expenses associated with the 106% increase in our revenue and the IT Group acquisition. However, as a result of our efforts to control our expenses and economies realized from the integration of Stone & Webster, general and administrative expenses excluding goodwill amortization in fiscal 2002 decreased as a percentage of sales to 5.1% from 8.0% in fiscal 2001.

Our interest expense increased to $23.0 million in fiscal 2002 from $15.7 million in fiscal 2001, primarily as a result of having convertible debt outstanding for the full fiscal year. Interest income also increased to $11.5 million in fiscal 2002 from $8.7 million in fiscal 2001 due to our investment of a substantial portion of the funds received from the sale of our convertible debt. However, the interest rates we received on these investments decreased substantially from rates we received in fiscal 2001 due to the general decline in interest rates between periods.

Our effective tax rates for the years ended August 31, 2002 and 2001 were 36.0% and 38.4%, respectively. Our estimates of our tax rates are derived from our estimates of pre-tax income for each year and the mix of domestic and foreign sourced income, including foreign export sales. The decrease in the tax rates in fiscal 2002 versus fiscal 2001 is due primarily to our adoption of SFAS No. 142 in fiscal 2002 (see Note 1 and Note 8 of the notes to our consolidated financial statements). As a result of our adoption of SFAS No. 142, our effective tax rate decreased in fiscal 2002 because we no longer recognize goodwill amortization expense (which is only partially deductible for tax purposes) in our financial statements. This decrease was partially offset by increased domestic income in fiscal 2002 that has a higher tax rate than most foreign income. We did not pay any federal income taxes in fiscal 2002 and 2001 primarily because of our utilization of operating losses resulting from the Stone & Webster acquisition.

Additionally, at August 31, 2002, we had recorded a $10.2 million liability for a U.K. defined benefit retirement plan (also see Note 17 of the notes to our consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Stock Repurchase Program

In September 2001, our Board of Directors authorized us to repurchase shares of our common stock, depending on market conditions, up to a limit of $100 million. As of October 11, 2002, we completed our purchases under this program, having purchased 5,331,005 shares at a cost of approximately $99.9 million. We purchased 2,160,400 shares at a cost of approximately $52.0 million during the year ended August 31, 2002 and 3,170,605 shares at a cost of approximately $47.8 million during the first quarter of fiscal 2003.

Credit Facilities and Liquidity

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. The amendment reduced the Credit Facility to $250.0 million from $350.0 million; however, we may, by March 16, 2004, increase the credit limit to a maximum of $300.0 million by allowing one or more lenders to increase their commitment or by adding new lenders. The Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $250.0 million limit of this facility. In October 2003, we have amended our Credit Facility to increase the available credit to $300.0 million and to amend certain of the covenants contained therein, as more fully described below.

The effectiveness of this amendment is conditioned upon the completion of a $200.0 million equity offering announced on October 17, 2003.

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms "base rate" and "LIBOR rate" have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor's Rating Services and Moody's Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) from the base rate to 1.50% over the base rate. At August 31, 2003, the interest rate on the Credit Facility would have been either 5.00% (if the prime rate index had been chosen) or 3.62% (if the LIBOR rate index had been chosen). At August 31, 2003 and 2002, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $160.0 million and $183.8 million, respectively.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5.0 million that are not used to purchase a similar asset or for a like business purpose.

The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (except real estate and equipment).

The Credit Facility contains certain financial covenants, including a leverage ratio (which changes after May 1, 2004, representing the initial date LYONs may be submitted by LYONs holders for repurchase), a minimum fixed charge coverage ratio, defined minimum net worth and defined minimum adjusted earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the Senior Notes. As of August 31, 2003, we were in compliance with the covenants contained in the Credit Facility. The most restrictive of these covenants is the leverage ratio of 3.5x, which is the ratio of outstanding debt to twelve month rolling adjusted EBITDA (as defined in the Credit Facility). As of August 31, 2003, our leverage ratio was 3.48x; however, as of August 31, 2003, we had cash available that could have been used to reduce outstanding debt in order to improve this ratio. In May 2004, this leverage ratio covenant requirement will change to 2.75x.

Conditioned upon the completion of our $200.0 million equity offering announced on October 17, 2003, the covenants contained in this facility are being amended to provide us with additional flexibility. The most significant of these changes includes:

         o a reduction in the minimum adjusted EBITDA covenant from $135.0 million to $120.0 million on a rolling twelve month basis through November 2004; and

         o an increase in the total debt to adjusted EBITDA ratio from 2.75x to 3.0x as of May 2004.

We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions.

The Credit Facility permits us to repurchase $10.0 million of our LYONs obligations. Additional LYONs repurchases are also permitted if, after giving effect to the repurchases, we have the availability to borrow up to $50.0 million under the Credit Facility and we have the required amounts of cash and cash equivalents. Prior to May 1, 2004, $100 million of cash and cash equivalents is required for purposes of this test and thereafter not less than $75.0 million. Pursuant to our most recent amendment, this requirement will be decreased to $75 million upon consummation of our proposed equity offering. Cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility.

As of August 31, 2003 and 2002, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $17.3 million and $15.5 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $1.3 million and $1.1 million, respectively, at a weighted average interest rate of approximately 4.25% and 5.0%, respectively, at August 31, 2003 and 2002. These subsidiaries also had outstanding letters of credit under these lines of $4.2 million and $6.7 million, respectively, at August 31, 2003 and 2002, leaving $11.8 million of availability under these lines at August 31, 2003.

At August 31, 2003, we had working capital of approximately $85.4 million (the way in which we calculate working capital is more fully described in Note 1 of the notes to our financial statements) and unutilized borrowing capacity under our Credit Facility of approximately $89.9 million. Our working capital requirements for fiscal 2004 will be impacted by a number of factors including:

         o the amount of working capital necessary to support our expanding environmental and infrastructure operations;

         o        the timing and negotiated payment terms of our projects;

         o        our capital expenditures program;

         o the timing and resolution of claims receivable on major projects;

         o        the sale of non-core assets and operations;

         o cash interest payments on our $253.0 million principal amount of Senior Notes which were sold and issued on March 17, 2003, as discussed below; and

         o our obligation to repurchase the remaining LYONS in May 2004 if the holders of LYONs exercise their right to require us to repurchase the LYONs at that time.

Pursuant to the terms under which the LYONs were issued, we have the ability to repurchase the remaining LYONs in either cash or shares of our common stock, or a combination of common stock and cash on May 1, 2004. We currently anticipate funding all of the LYONs repurchase obligations in cash. We believe we have sufficient options in the marketplace to obtain such cash from the proceeds of the issuance of common stock and borrowings of debt. In addition, we may elect to repurchase all or a portion of the LYONs with cash from the same sources prior to May 1, 2004. However, we also have other options, including issuing stock for a portion of the obligations or other alternatives, including refinancing all or a portion of the obligations. We are currently evaluating our options with respect to LYONs that may be submitted to us for repurchase on May 1, 2004. If we refinance the LYONs with new debt obligations, our working capital requirements for fiscal 2004 will be impacted by cash interest payments due on those obligations.

As a result of these factors, our working capital position is expected to decrease during the next twelve months. However, we believe that our working capital and unused borrowing capacity, along with anticipated positive cash flow from operations in fiscal 2004, is in excess of our identified short-term working capital needs, based on our existing operations, and that we will have sufficient working capital and borrowing capacity to fund our liquidity needs and repurchase the LYONs over the next twelve months.

Senior Notes

In March 2003, we issued $253,029,000 of 10 3/4% Senior Notes Due 2010. The Senior Notes bear interest at a rate of 10 3/4% and will mature on March 15, 2010. The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by all of our material domestic restricted subsidiaries.

We may redeem some or all of the Senior Notes beginning on March 15, 2007 at the redemption prices described in the indenture governing our Senior Notes. Prior to March 15, 2007, we may, at our option, redeem all, but not less than all, of the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus the applicable premium described in the indenture governing the Senior Notes and accrued and unpaid interest to the redemption date.

If we experience a change of control as defined in the indenture governing the Senior Notes, we will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

The terms of the Senior Notes place certain limitations on our ability to, among other things:

         o incur or guarantee additional indebtedness or issue preferred stock;

         o        pay dividends or make distributions to our stockholders;

         o repurchase or redeem capital stock or subordinated indebtedness;

         o        make investments;

         o        create liens;

         o        enter into sale/leaseback transactions;

         o incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

         o        enter into transactions with our affiliates; and

         o merge or consolidate with other companies or transfer all or substantially all of our assets.

These limitations are subject to a number of exceptions and qualifications described in the indenture governing the Senior Notes. Many of the covenants will be suspended during any period when the Senior Notes have an investment grade rating from Standard & Poor's, a division of The McGraw-Hill Companies and Moody's Investors Service, Inc.

Cash Flow for Fiscal 2003 versus Fiscal 2002

Net cash used in operations was approximately $202.0 million for fiscal 2003 compared with $315.1 million of net cash provided by operations in fiscal 2002. In fiscal 2003, cash was increased by (i) net income of $20.9 million, (ii) deferred tax expense of $9.0 million, (iii) depreciation and amortization of $44.8 million, (iv) interest accretion and loan fee amortization of $17.0 million, and (v), the write-off of an investment in securities available for sale and accounts and claims receivable from Orion and other uncollectible receivables of $12.4 million. These increases in cash were more than offset by significant decreases in the cash position on long-term contracts and by amortization of purchase accounting reserves. Normally, billings and cash receipts on construction contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflow later in their lives. As we are winding down a number of large EPC contracts and did not enter into significant new EPC contracts in 2003, normal contract execution has required a net use of cash. In addition, we have recorded a net increase in claims in 2003 of approximately $71.4 million related to cash costs incurred by us; while these claims have been reflected in contract gross profits, cash has not been received. Further, we have been involved in various customer disputes, most significantly NRG, NEG and AES (see Note 20 of the notes to our consolidated financial statements). Claims related to NEG resulted in net cash outflow of $57.2 million in 2003. The NRG dispute was settled in October 2003, but resulted in a net cash outflow of $61.1 million in 2003 related to the Pike project. The AES dispute involves unpaid billings, claims, letter of credit draws by AES, and other factors which resulted in a net cash outflow of $45.4 million in 2003. We expect the NRG settlement to result in positive operating cash flows related to this project in 2004. In fiscal 2004, we also expect that we will begin new EPC projects which will provide cash as down payments are received. However, the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash. We expect that because of this, changes in working capital could be highly variable from one period to next, although over an extended period of time significant increases and decreases would tend to offset one another.

Additionally, we acquired a large number of contracts in the Stone & Webster and IT Group acquisitions with losses and lower than market rate margins partially due to the effect of the financial difficulties experienced by Stone & Webster and the IT Group on negotiating and executing contracts prior to acquisition. A reserve was recorded to reflect the estimated losses on acquired contracts. For other than insolvent contracts, the contracts were adjusted to their fair value as an asset or liability and the related amortization has the net effect of adjusting cost of revenues for the contracts as they are completed. Cost of revenues was reduced on a net basis by approximately $26.8 million and $31.1 million during fiscal 2003 and 2002, respectively, through the amortization of contract loss reserves and fair value adjustments, which are non-cash component of income. The amortization of these assets and liabilities resulted in a corresponding net increase in gross profit during fiscal 2003 and 2002. The adjustments are amortized over the lives of the contracts, which for certain IT Group contracts, will continue for five to ten years. (See Note 4 of the notes to our consolidated financial statements.)

Net cash provided by investing activities was approximately $2.4 million in fiscal 2003, compared with net cash used of $198.3 million for the prior fiscal year. During fiscal 2003, we used cash for acquisitions of $1.2 million for LFG&E, $3.7 million for Envirogen, net of cash received, and $17.7 million for Badger Technologies (see Note 4 of the notes to our financial statements). We also purchased $26.2 of property and equipment, as compared to $73.9 million in fiscal 2002, with the reduction due primarily to the completion of most of our planned system and facilities upgrades. Sales and maturities of marketable securities exceeded purchases by approximately $49.9 million during fiscal 2003, as compared to fiscal 2002 when purchases exceeded sales and maturities by $9.3 million, with the change due to decreased cash on hand during 2003. Also during fiscal 2003, we received distributions from our joint ventures and unconsolidated entities of $3.3 million and made contributions of $0.5 million.

During fiscal 2002, we used cash of approximately $100.7 million to fund the IT Group acquisition and $2.0 million to fund the PsyCor acquisition.

Net cash used in financing activities totaled approximately $61.3 million in fiscal 2003, compared with $62.0 million during fiscal 2003. During 2003, we received net cash proceeds of $242.5 million from the issuance of our Senior Notes. We also repurchased a portion of the outstanding LYONs for $256.6 million in March 2003, including approximately $8.8 million of associated tender fees and other expenses (see Note 9 of the notes to our consolidated financial statements). (In addition, subsequent to August 31, 2003, we funded additional repurchases of LYONs transacted in late August 2003 for $20.7 million in cash.) Also, during the first quarter of 2003, we repurchased approximately 3,171,000 shares of our common stock for a cost of approximately $47.8 million, completing our repurchases under our stock repurchase program (see Note 2 of the notes to our consolidated financial statements). During 2002, we repurchased approximately 2,160,000 shares under this program for $52.0 million. Additionally, we made repayments on debt and leases of $9.2 million and on our foreign revolving lines of credit of approximately $3.0 million, and we received approximately $2.3 million from employees upon the exercise of stock options.

OFF BALANCE SHEET ARRANGEMENTS

We provide guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet. At August 31, 2003 we had guaranteed approximately $7.4 million of bank debt or letters of credit and $46.5 million of performance bonds with respect to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of August 31, 2003.

As of August 31, 2003, we had a negative investment balance of $2.2 million in an unconsolidated entity, Entergy/Shaw, which we will fund to the extent necessary to complete its operations in early 2004 as there are no active projects as of August 31, 2003.

The majority of our transactions are in U.S. dollars; however, certain of our foreign subsidiaries conduct their operations in their local currency. Accordingly, there are situations when we believe it is appropriate to use financial hedging instruments (generally foreign currency forward contracts) to manage foreign currency risks when it enters into a transaction denominated in a currency other than its local currency. The fair value of our hedges was not material at August 31, 2003. As of August 31, 2002, we had an asset and other income on fair value hedges of $0.7 million ($0.4 million net of taxes) that offset transaction losses in the related hedged accounts receivable. We normally do not use any other type of derivative instrument or participate in any other hedging activities.

COMMERCIAL COMMITMENTS

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2003, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:


COMMERCIAL COMMITMENTS                      AMOUNTS OF COMMITMENT EXPIRATION BY PERIOD (IN MILLIONS)
                                   -------------------------------------------------------------------------
                                                   LESS THAN
                                      TOTAL          1 YEAR       1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
                                   ------------   ------------   ------------   ------------   -------------
Letters of credit                  $      164.3   $       43.6   $      108.8   $        0.9   $        11.0
Surety Bonds                              443.2          181.6          193.3            0.7            67.6
                                   ------------   ------------   ------------   ------------   -------------
Total Commercial Commitments       $      607.5   $      225.2   $      302.1   $        1.6   $        78.6
                                   ============   ============   ============   ============   =============

Note: Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work which were not awarded prior to August 31, 2003. Additionally, they do not include a letter of credit drawn down in September 2003 in the amount of $14.1 million related to the Wolf Hollow project (see Item 3. Legal Proceedings). The surety bond commitments above include escrowed cash (see Note 3 of the notes to our consolidated financial statements).

For the years ended August 31, 2003 and 2002, we made payments to reimburse the issuers of these letters of credit of $13.9 million and $5.0 million, respectively, which had a negative impact to our working capital and cash position.

For the year ended August 31, 2003, fees related to these commercial commitments of $4.9 million were recorded in our statement of income.

As of August 31, 2002, total commercial commitments were as follows:


COMMERCIAL COMMITMENTS                        AMOUNTS OF COMMITMENT EXPIRATION BY PERIOD (IN MILLIONS)
                                     -------------------------------------------------------------------------
                                                     LESS THAN
                                        TOTAL          1 YEAR       1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
                                     ------------   ------------   ------------   ------------   -------------
Letters of credit                    $      189.9   $       68.5   $       87.7   $       21.1   $        12.6
Surety Bonds                                328.2           65.0          180.1           23.3            59.8
                                     ------------   ------------   ------------   ------------   -------------
Total Commercial Commitments         $      518.1   $      133.5   $      267.8   $       44.4   $        72.4
                                     ============   ============   ============   ============   =============

Note: Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work which were not awarded prior to August 31, 2002. The surety bond commitments above include escrowed cash (see Note 3 of the notes to our consolidated financial statements).

The increase in commercial commitments reflects an increase in contracts in our environmental and infrastructure business which often require surety bonds, partially offset by the release of letters of credit upon the completion of milestones on our EPC contracts.

AGGREGATE CONTRACTUAL OBLIGATIONS

As of August 31, 2003 we had the following contractual obligations:

     CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                         --------------------------------------------------------------------------
                                                        LESS THAN
                                            TOTAL         1 YEAR         1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
                                         ------------   ------------   ------------   ------------   --------------
Long-term debt                           $      509.6   $      258.8   $        0.7   $         --   $        250.1
Capital lease obligations                         2.3            1.5            0.4            0.4               --
Operating leases                                266.5           57.2           80.1           53.2             76.0
Unconditional purchase obligations                 --             --             --             --               --
                                         ------------   ------------   ------------   ------------   --------------
Total contractual cash obligations       $      778.4   $      317.5   $       81.2   $       53.6   $        326.1
                                         ============   ============   ============   ============   ==============

As of August 31, 2002, we had the following contractual obligations:



      CONTRACTUAL OBLIGATIONS                               PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                         --------------------------------------------------------------------------
                                                         LESS THAN
                                             TOTAL         1 YEAR       1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
                                         ------------   ------------   ------------   ------------   --------------
Long-term debt                           $      524.3   $        3.1   $      521.2   $         --   $           --
Capital lease obligations                         3.2            2.2            1.0             --               --
Operating leases                                266.5           57.9           97.4           69.0             42.2
Unconditional purchase obligations                5.0            5.0             --             --               --
                                         ------------   ------------   ------------   ------------   --------------
Total contractual cash obligations       $      799.0   $       68.2   $      619.6   $       69.0   $         42.2
                                         ============   ============   ============   ============   ==============

The reduction in long-term debt reflects the repurchase of LYONs with a book value totaling $278.2 million at the dates of repurchase during fiscal 2003 offset by the issuance of $253.0 million Senior Notes. Capital lease obligations and operating leases have remained consistent as our lease terms continue to expire with few new leases entered into during fiscal 2003.

See Note 9 and Note 13 of the notes to our consolidated financial statements for a discussion of long-term debt and leases.

Also see Note 14 of the notes to our consolidated financial statements for a discussion of contingencies.

EFFECTS OF INFLATION

We will continue to focus our operations on cost-plus or negotiated fixed-price contracts. To the extent that a significant portion of our revenues are earned under cost-plus type contracts, the effects of inflation on our financial condition and results of operations should generally be low. However, if we expand our business into markets and geographical areas where fixed-price work is more prevalent, inflation may begin to have a larger impact on our results of operations. To the extent permitted by competition, we intend to continue to emphasize contracts that are either cost-plus or negotiated fixed-price. For contracts we accept with fixed-price terms, we monitor closely the actual costs on the project as they compare to the budget estimates. On these projects, we also attempt to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of our industry, combined with the fluctuating demands and prices associated with personnel, equipment and materials we traditionally need in order to perform on our contracts, there can be no guarantee that inflation will not affect our result of operations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Series Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of period ending after December 31, 2003 (February 28, 2004 for us). There was no impact to our consolidated financial statements as of and for the year ended August 31, 2003. We have not yet determined what effect, if any, this Interpretation will have on our financial statements.

RISK FACTORS

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this Form 10-K, including the discussion of our Critical Accounting Polices, before deciding to invest in shares of our common stock.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

DEMAND FOR OUR PRODUCTS AND SERVICES IS CYCLICAL AND VULNERABLE TO DOWNTURNS IN THE INDUSTRIES TO WHICH WE MARKET OUR PRODUCTS AND SERVICES.

The demand for our products and services depends on conditions in the environmental and infrastructure industries and the power generation industry that accounted for approximately 59% and 30%, respectively, of our backlog as of August 31, 2003, and, to a lesser extent, on conditions in the petrochemical, chemical and refining industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies.

For example, in fiscal 2002 and the first quarter of fiscal 2003, there was a slowdown in construction activity and new construction awards for power generation projects, primarily as a result of less activity by certain independent power producers who had encountered financing and liquidity problems. These factors contributed to the cancellation or suspension of a number of projects by our customers in the fourth quarter of fiscal 2002, resulting in a reduction of our backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete discussion of the potential impact of these cancellations and other factors.

Our results of operations have varied and may continue to vary depending on the demand for future projects from these industries. Our results of operations may also be adversely affected by cancellations of existing projects by our customers or difficulties in collecting amounts owed to us for work completed or in progress.

THE DOLLAR AMOUNT OF OUR BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF OUR FUTURE EARNINGS.

As of August 31, 2003, our backlog was approximately $4.8 billion. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. For example, during the fourth quarter of fiscal 2002, three domestic power projects previously reflected in our backlog were suspended or cancelled, resulting in a reduction of our backlog of approximately $300.0 million.

Reductions in backlog due to cancellation by a customer or for other reasons adversely affect, potentially to a material extent, the revenue and profit we actually receive from contracts projected in backlog. In the event of project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. If we were to experience significant cancellations or delays of projects in our backlog, our financial condition could be significantly adversely affected.

We define backlog as a "working backlog" which includes projects for which we have received a commitment from our customers. This commitment may be in the form of a written contract for a specific project, a purchase order or an indication of the amount of time or material we need to make available for a customer's anticipated project. In certain instances, the engagement is for a particular product or project for which we estimate anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Also, we estimate (based on our prior experience) the amount of future work we will receive for multi-year government contracts for which funding is approved on an annual or periodic basis during the term of the contract. In the Environmental & Infrastructure segment, many of these contracts are multi-year indefinite delivery order, or IDO, agreements with the federal government. These contracts do not initially provide for a specific amount of work, and we derive the contract backlog of IDO agreements from our historical experience with IDO agreements. We estimate backlog associated with these IDO agreements based on our experience with similar awards and similar customers and such backlog averages approximately 75% of the total unfunded awards. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. Our backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

Our backlog for maintenance work is derived from maintenance contracts, some of which do not specify actual dollar amounts of maintenance work, in which case our backlog is based on an estimate of work to be performed in light of such customers' historic maintenance requirements. Accordingly, the amount of future actual awards may be more or less than our estimates.

We also include in backlog commitments from certain individual customers that have committed to more than one significant EPC project and other customers who have committed to multi-year orders for environmental, piping or maintenance services. There can be no assurance that the customers will complete all of these projects or that the projects will be performed in the currently anticipated time-frame.

WE MAY INCUR UNEXPECTED LIABILITIES ASSOCIATED WITH THE STONE & WEBSTER AND IT GROUP ACQUISITIONS, AS WELL AS OTHER ACQUISITIONS.

In July 2000, we acquired substantially all of the operating assets and assumed certain liabilities of Stone & Webster, Inc., and during fiscal 2002, we acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. We believe, pursuant to the terms of the agreements for the Stone & Webster and IT Group asset acquisitions, that we assumed only certain liabilities, which we refer to as assumed liabilities, specified in those agreements. In addition, those agreements provide that certain other liabilities, including but not limited to, certain outstanding borrowings, certain leases, certain contracts in process, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations are specifically excluded from our transactions. We refer to these as excluded liabilities. There can be no assurance, however, that we do not have any exposure related to the excluded liabilities.

In addition, some of the former owners of companies that we have acquired are contractually required to indemnify us against liabilities related to the operation of their companies before we acquired them and for misrepresentations made by them in connection with the acquisitions. In some cases, these former owners may not have the financial ability to meet their indemnification responsibilities. If this occurs, we may incur unexpected liabilities.

Any of these unexpected liabilities could have a material adverse effect on us.

DIFFICULTIES INTEGRATING OUR ACQUISITIONS COULD ADVERSELY AFFECT US.

From time to time, we have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. If we are unable to identify acquisition opportunities or complete acquisitions we have identified, our business could be materially adversely affected. In addition, we may encounter difficulties integrating our future acquisitions and in successfully managing the growth we expect from the acquisitions. In addition, our expansion into new businesses, such as with our IT Group acquisition, may expose us to additional business risks that are different from those we have traditionally experienced. To the extent we encounter problems in identifying acquisition opportunities or integrating our acquisitions, we could be materially adversely affected. Because we may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

OUR INABILITY TO COMPLETE ACQUISITIONS COULD IMPACT OUR GROWTH STRATEGY.

Our strategy has been, and continues to be, to grow through acquisitions. We pursue strategic acquisitions in markets where we currently operate as well as in markets in which we have not previously operated. We may have difficulties identifying attractive acquisition candidates in the future, or we may be unable to acquire desired businesses or assets on economically acceptable terms. In the event we are unable to complete future strategic acquisitions, we may not grow in accordance with our expectations or our historical experience.

OUR SIGNIFICANT ENGINEERING, PROCUREMENT AND CONSTRUCTION PROJECTS MAY ENCOUNTER DIFFICULTIES THAT MAY RESULT IN ADDITIONAL COSTS TO US, REDUCTIONS IN REVENUES OR THE PAYMENT OF LIQUIDATED DAMAGES.

Our EPC projects generally involve complex design and engineering, significant procurement of equipment and supplies, and extensive construction management that may occur over extended time periods, often in excess of two years. We may encounter difficulties in the design or engineering equipment and supply delivery, schedule changes, and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we generally rely on third-party equipment manufacturers as well as third-party subcontractors to assist us with the completion of EPC contracts. In come cases, the equipment we purchase for a project or that is provided to us by the customer does not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer to complete the project and, in some cases, may require us to obtain alternate equipment at additional cost. Any delay by subcontractors to complete their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project, and other factors beyond our control may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. These delays and additional costs may be substantial and we may be required to compensate the project customer for these delays. While we may recover these additional costs from the responsible vendor, subcontractor or other third-party, we may not be able to recover all of these costs in all circumstances.

For example, we are currently involved in litigation with the customer and a third-party subcontractor relating to the engineering, design, procurement and construction of a gas-fired, combined-cycle power plant in Texas. In this litigation we are seeking payment from the customer for additional costs incurred by us as a result of a fire at the construction site and certain misrepresentations, and we are seeking payment from a third-party equipment vendor for additional costs and liquidated damages potentially payable by us as a result of the failure of a turbine during start-up testing. To the extent we do not receive these amounts, we will recognize a charge to earnings. For a more complete description of this litigation, see "Item 3. - Legal Proceedings."

In addition, the project customer may require that it provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer provides us with deficient design or engineering information or equipment or provides the information or equipment to us later than required by the project schedule. The project customer may also determine, after commencement of the project, to change various elements of the project. Our EPC project contracts generally require the customer to compensate us for additional work or expenses incurred due to customer requested change orders or failure of the customer to prove us with specified design or engineering information or equipment. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods under the percentage of completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.

OUR DEPENDENCE ON SUBCONTRACTORS AND EQUIPMENT MANUFACTURERS COULD ADVERSELY AFFECT US.

We rely on third-party equipment manufacturers as well as third-party subcontractors to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

OUR FAILURE TO MEET SCHEDULE OR PERFORMANCE REQUIREMENTS OF OUR CONTRACTS COULD ADVERSELY AFFECT US.

In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs, and the amount of such additional costs could exceed project profit margins. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base.

THE NATURE OF OUR CONTRACTS COULD ADVERSELY AFFECT US.

Although approximately 77% of our backlog as of August 31, 2003 was from cost-plus contracts, the remaining 23% was from fixed-price or unit-price contracts. A significant number of our domestic piping contracts and substantially all of our international piping contracts are fixed-price or unit-price. In addition, a number of the contracts we assumed in the Stone & Webster and IT Group acquisitions were fixed-price contracts, and we will continue to enter into these types of contracts in the future. Under fixed-price or unit-price contracts, we agree to perform the contract for a fixed price and, as a result, benefit from costs savings and earnings from approved change orders; but we are generally unable to recover any cost overruns to the approved contract price. Under certain incentive contracts, we share with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns. Contract prices are established based in part on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our business and results of our operations. Our profit for these projects could decrease or we could experience losses if we are unable to secure fixed pricing commitments from our suppliers at the time the contracts are entered into or if we experience cost increases for material or labor during the performance of the contracts. For example, in September 2003, we signed and announced a $565.0 million fixed-price EPC contract to build a combined-cycle power plant in Queens, New York that will be subject to the overrun risks described above.

We enter into contractual agreements with customers for some of our engineering, procurement and construction services to be performed based on agreed upon reimbursable costs and labor rates. Some of these contracts provide for the customer's review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the customer.

Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. In addition, as many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult for us to collect amounts owed to us by these customers against the customer's more credit-worthy parent company. If we are unable to collect amounts owed to us for these matters, we may be required to record a charge against previously recognized earnings related to the project under percentage-of-completion accounting.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH BEING A GOVERNMENT CONTRACTOR.

We are a major provider of services to governmental agencies and therefore are exposed to risks associated with government contracting. For example, a reduction in spending by federal government agencies could limit the continued funding of existing contracts with these agencies and could limit our ability to obtain additional contracts, which could have a material adverse effect on our business. The risks of government contracting also include the risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of our performance at high profile sites.

In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates a contract or fails to renew or extend a contract, our backlog may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. A termination due to our unsatisfactory performance could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In cases where we are a subcontractor, the prime contract under which we are a subcontractor could be terminated, regardless of the quality of our services as a subcontractor or our relationship with the relevant government agency. Our government customers can also reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

As a result of our government contracting business, we have been, are and will be in the future, the subject of audits and/or cost reviews by the Defense Contract Audit Agency, which we refer to as DCAA, or by other contracting agencies. Additionally, we have been and may in the future be the subject of investigations by governmental agencies such as the Office of Inspector General of the Environmental Protection Agency, which we refer to as EPA. During the course of an audit, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards or regulatory and contractual requirements. Under the type of cost-plus government contracts that we typically perform, only those costs that are reasonable, allocable and allowable are recoverable under the Federal Acquisition Regulation and Cost Accounting Standards.

In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government contract projects for a significant period of time. This could materially adversely affect our business.

ACTUAL RESULTS COULD DIFFER FROM THE ESTIMATES AND ASSUMPTIONS THAT WE USE TO PREPARE OUR FINANCIAL STATEMENTS.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

         o contract expenses and profits and application of percentage-of-completion accounting;

         o recoverability of inventory and application of lower of cost or market accounting;

         o provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

         o        provisions for income taxes and related valuation allowances;

         o        recoverability of net goodwill;

         o        recoverability of other intangibles and related amortization;

         o valuation of assets acquired and liabilities assumed in connection with business combinations; and

         o accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ from those estimates.

OUR USE OF PERCENTAGE-OF-COMPLETION ACCOUNTING COULD RESULT IN A REDUCTION OR ELIMINATION OF PREVIOUSLY REPORTED PROFITS.

As is more fully discussed in Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements and in the notes to our financial statements, a substantial portion of our revenues are recognized using the percentage-of-completion, or POC, method of accounting. This accounting method is standard for engineering, procurement and construction, or EPC, contracts. The POC accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from the contracts, and adjustments related to these incentives and penalties are recorded when known or finalized, which is generally during the latter stages of the contract. In addition, we record claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts.

Although most of our contracts are cost-plus and our financial loss exposure on cost-reimbursable contracts is generally limited to a portion of our gross margin, it is possible that the loss provisions or adjustments to the contract profit and loss resulting from ongoing reviews or contract penalty provisions could be significant and could result in a reduction or elimination of previously recognized earnings. In certain circumstances it is possible that such adjustments could be material to our operating results.

OUR RESULTS OF OPERATIONS DEPEND ON THE AWARD OF NEW CONTRACTS AND THE TIMING OF THE PERFORMANCE OF THESE CONTRACTS.

A substantial portion of our revenues is directly or indirectly derived from large-scale domestic and international projects. It is generally very difficult to predict whether and when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenues is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project. In certain circumstances, customers may require us to provide credit enhancements, including cash and letters of credit. For example, our $565.0 million fixed-price EPC contract to build a combined-cycle power plant in Queens, New York is subject to receipt of financing and we have been asked to provide certain credit enhancements. As a result, a contract award for a project may not result in revenue from the project.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we would incur costs that could have a material adverse effect on us. Further, our significant customers vary between years, and the loss of any one or more of our key customers could have a material adverse impact on us.

In addition, timing of the revenues, earnings and cash flows from our projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, unavailability of material and equipment from vendors, changes in the scope of services requested by clients or labor disruptions.

WE ARE VULNERABLE TO THE CYCLICAL NATURE OF THE MARKETS WE SERVE.

Downturns in the businesses that use our ECM services can adversely affect our revenues and operating profit. Many of our customers are in businesses that are cyclical in nature and sensitive to changes in general economic conditions. The demand for our ECM services is dependent upon the existence of projects with engineering, procurement, construction and management needs. Our ECM segment, which primarily services the power generation and process industries, has seen strong growth in the past few years due to previously unmet power needs and deregulation but is now seeing its business opportunities decrease relative to the last few years. Industries such as these and many of the others we serve have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.

POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT US.

Approximately 15% of our fiscal 2003 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. We have operations in Russia, China, the Middle East, Europe and Australia. We expect international revenues and operations to continue to contribute to our growth and earnings for the foreseeable future. International contracts, operations and expansion expose us to risks inherent in doing business outside the United States, including:

         o uncertain economic conditions in the foreign countries in which we make capital investments, operate and sell products and services;

         o the lack of well-developed legal systems in some countries in which we operate and sell products and services, which could make it difficult for us to enforce our contractual rights; o expropriation of property;

         o        restrictions on the right to convert or repatriate currency;
                  and

         o political risks, including risks of loss due to civil strife, acts of war, guerrilla activities and insurrection.

For example, in June 2003, we closed our operations in Venezuela due to the political unrest and the economic uncertainty of doing business in Venezuela. Our results of operations could be materially adversely affected if any of these risks occur.

FOREIGN EXCHANGE RISKS MAY AFFECT OUR ABILITY TO REALIZE A PROFIT FROM CERTAIN PROJECTS OR TO OBTAIN PROJECTS.

We generally attempt to denominate our contracts in U.S. dollars; however, from time to time we enter into contracts denominated in a foreign currency. This practice subjects us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, matching the contract revenue currency with the contract costs currency or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions will not always eliminate all foreign exchange risks.

Foreign exchange controls may also adversely affect us. For instance, foreign exchange controls were instituted in Venezuela on February 6, 2003. These controls may limit our ability to repatriate profits from our Venezuelan subsidiary or otherwise convert local currency into U.S. dollars. These limitations could adversely affect us. Further, our ability to obtain international contracts is impacted by the relative strength or weakness of the U.S. dollar to foreign currencies.

OUR DEPENDENCE ON ONE OR A FEW CUSTOMERS COULD ADVERSELY AFFECT US.

Due to the size of many engineering and construction projects, one or a few clients have in the past and may in the future contribute a substantial portion of our consolidated revenues in any one year or over a period of several consecutive years. For example, in fiscal 2003, approximately 13% of our revenues were from PG&E National Energy Group, Inc. Similarly, our backlog frequently reflects multiple projects for individual clients; therefore, one major customer may comprise a significant percentage of backlog at a point in time. An example of this is the TVA, with which we have two contracts representing an aggregate of 15% of our backlog at August 31, 2003. Including our backlog from TVA, a Government-owned entity, backlog from the U.S. Government or U.S. Government-owned entities accounted for 67% of backlog at August 31, 2003.

Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected.

Additionally, we have long-standing relationships with many significant customers, including customers with which we have alliance agreements that have preferred pricing arrangements. However, our contracts with these customers are on a project by project basis, and they may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

OUR PROJECTS EXPOSE US TO POTENTIAL PROFESSIONAL LIABILITY, PRODUCT LIABILITY, WARRANTY AND OTHER CLAIMS.

We engineer, construct and perform services in large industrial facilities in which accidents or system failures can be disastrous. Any catastrophic occurrences in excess of insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us. In addition, under some of our contracts, we must use new metals or processes for producing or fabricating pipe for our customers. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or reworking costs.

Further, the engineering and construction projects we perform expose us to additional risks including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once our construction is complete, we may face claims with respect to the performance of these facilities.

OUR ENVIRONMENTAL AND INFRASTRUCTURE OPERATIONS MAY SUBJECT US TO POTENTIAL CONTRACTUAL AND OPERATIONAL COSTS AND LIABILITIES.

Many of our Environmental & Infrastructure segment customers attempt to shift financial and operating risks to the contractor, particularly on projects involving large scale cleanups and/or projects where there may be a risk that the contamination could be more extensive or difficult to resolve than previously anticipated. In this competitive market, customers increasingly try to pressure contractors to accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. Prior to our acquisition of the IT Group, it was involved in claims and litigation involving disputes over such issues. Therefore, it is possible that we could also become involved in similar claims and litigation in the future as a result of our acquisition of the assets of IT Group and our participation in environmental and infrastructure contracts.

Environmental management contractors also potentially face liabilities to third parties for property damage or personal injury stemming from exposure to or a release of toxic substances resulting from a project performed for customers. These liabilities could arise long after completion of a project. Although the risks we face in our anthrax and other biological agent work are similar to those faced in our toxic chemical emergency response business, the risks posed by attempting to detect and remediate these biological agents may include risks to our employees, subcontractors and those who may be affected should detection and remediation prove less effective than anticipated. Because anthrax and similar contamination is so recent, there may be unknown risks involved; and in certain circumstances there may be no body of knowledge or standard protocols for dealing with these risks. The risks we face also include the potential ineffectiveness of developing technologies to detect and remediate the contamination, claims for infringement of these technologies, difficulties in working with the smaller, specialized firms that may own these technologies and have detection and remediation capabilities, our ability to attract and retain qualified employees and subcontractors in light of these risks, the high profile nature of the work and the potential unavailability of insurance and indemnification for the risks associated with biological agents and terrorism.

Over the past several years, the EPA and other federal agencies have constricted significantly the circumstances under which they will indemnify their contractors against liabilities incurred in connection with CERCLA, and similar projects.

WE ARE EXPOSED TO CERTAIN RISKS ASSOCIATED WITH OUR INTEGRATED ENVIRONMENTAL SOLUTIONS BUSINESSES.

Certain subsidiaries within our Environmental & Infrastructure division are engaged in two similar programs that may involve assumption of a client's environmental remediation obligations and potential claim obligations. One program involves our subsidiary, The LandBank Group, Inc., or LandBank, which was acquired in the IT Group acquisition. Under this program, LandBank purchases and then remediates and/or takes other steps to improve environmentally impaired properties. The second program is operated by our subsidiary Shaw Environmental Liability Solutions, LLC, which will contractually assume responsibility for environmental matters at a particular site or sites and provide indemnifications for defined cleanup costs and post closing third party claims in return for compensation by the client. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of such properties, we may be required to clean up all contamination at these sites even if we did not place the contamination there. We attempt to reduce our exposure to unplanned risks through the performance of environmental due diligence, the use of liability protection provisions of federal laws like the Brownfields Revitalization Act and similar state laws and the purchase of environmental and cost cap insurance coverage or other risk management products. However, we cannot assure you that our risk management strategies and these products and laws will adequately protect us in all circumstances or that no material adverse impact will occur.

Our ability to be profitable in this type of business also depends on our ability to accurately estimate cleanup costs. While we engage in comprehensive engineering and cost analyses, if we were to materially underestimate the required cost of cleanup at a particular project, such underestimation could significantly adversely affect us. Further, the continued growth of this type of business is dependent upon the availability of environmental and cost cap insurance or other risk management products. We cannot assure you that such products will continue to be available to us in the future. Moreover, environmental laws and regulations governing the cleanup of contaminated sites are constantly changing. We cannot predict the effect of future changes to these laws and regulations on our LandBank and Environmental Liability Solutions businesses. In addition, prior to the IT Group acquisition, we had not previously conducted this type of business and we have had no material transactions in this business. Additionally, when we purchase real estate in this business, we are subject to many of the same risks as real estate developers, including the timely receipt of building and zoning permits, construction delays, the ability of markets to absorb new development projects, market fluctuations and the ability to obtain additional equity or debt financing on satisfactory terms, among others.

ENVIRONMENTAL FACTORS AND CHANGES IN LAWS AND REGULATIONS COULD INCREASE OUR COSTS AND LIABILITIES AND AFFECT THE DEMAND FOR OUR SERVICES.

In addition to the environmental risks described above relating to the businesses acquired from IT Group and our environmental remediation business, our operations are subject to environmental laws and regulations, including those concerning:

         o        emissions into the air;

         o        discharges into waterways;

         o generation, storage, handling, treatment and disposal of hazardous materials and wastes; and

         o        health and safety.

Our projects often involve highly regulated materials, including hazardous and nuclear materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain a permit and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to perform.

In addition, under CERCLA and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party. The principal federal environmental legislation affecting our operating subsidiaries and clients include: the National Environmental Policy Act of 1969, or NEPA; the Resource Conservation and Recovery Act of 1976, or RCRA; the Clean Air Act; the Federal Water Pollution Control Act; and the CERCLA, together with the Superfund Amendments and Reauthorization Act of 1986, or SARA. Our foreign operations are also subject to similar governmental controls and restrictions relating to environmental protection.

We could also incur environmental liability at sites where we have been hired by potentially responsible parties, or PRPs, to remediate contamination of the site. Such PRPs have sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for cleanup costs. These companies claim that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur such cleanup costs by ourselves, notwithstanding the potential availability of contribution or indemnification from other parties.

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of any future changes to these laws and regulations on us. We do not yet know the full extent, if any, of environmental liabilities associated with many of our recently acquired properties undergoing or scheduled to undergo site restoration, including any liabilities associated with the assets we acquired from Stone & Webster and IT Group. We cannot assure you that our operations will continue to comply with future laws and regulations or that any such laws and regulations will not significantly adversely affect us.

The level of enforcement of these laws and regulations also affects the demand for many of our services. Proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced have decreased the demand for some services, as clients have anticipated and adjusted to the potential changes. Future changes could result in increased or decreased demand for some of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients' views on the cost-effectiveness of remedies available under the changed regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

THE LIMITATION OR THE EXPIRATION OF THE PRICE ANDERSON ACT'S INDEMNIFICATION AUTHORITY COULD ADVERSELY AFFECT OUR BUSINESS.

The Price Anderson Act, or PAA, comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear power industry by offering broad indemnification to nuclear power plant operators and DOE contractors. Because we provide services for the DOE relating to its nuclear weapons facilities and the nuclear power industry in the on-going maintenance and modification, as well as decontamination and decommissioning of its nuclear power plants, we are entitled to the indemnification protections under the PAA. Although the PAA's indemnification provisions are broad, it has not been determined whether such indemnification applies to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear power industry. In addition, the PAA's ability to indemnify us with respect to any new contract expired on August 1, 2002, but was reauthorized and extended through December 31, 2004. Because nuclear power remains controversial, there can be no assurance that the PAA's indemnification authority will be reauthorized and extended when that authority expires again at the end of 2004. If the PAA's indemnification authority is not extended, our business could be adversely affected by either a refusal of plant operators to retain us or our inability to obtain commercially adequate insurance and indemnification.

WE FACE SUBSTANTIAL COMPETITION IN EACH OF OUR BUSINESS SEGMENTS.

In our E&I segment, we compete with a diverse array of small and large organizations, including national and regional environmental management firms, national, regional and local architectural, engineering and construction firms, environmental management divisions or subsidiaries of international engineering, construction and systems companies, and waste generators that have developed in-house capabilities. Increased competition in this business, combined with changes in client procurement procedures, has resulted in changes in the industry, including among other things, lower contract margins, more fixed-price or unit-price contracts and contract terms that may increasingly require us to indemnify our clients against damages or injuries to third parties and property and environmental fines and penalties. We believe, therefore, these market conditions may require us to accept more contractual and performance risk than we have historically for the environmental and infrastructure segment to be competitive.

The entry of large systems contractors and international engineering and construction firms into the environmental services industry has increased competition for major federal government contracts and programs, which have been a primary source of revenue in recent years for our environmental & infrastructure business. There can be no assurance that our E&I segment will be able to compete successfully given the intense competition and trends in its industry.

In our engineering, procurement and construction business, we face competition from numerous regional, national and international competitors, many of which have greater financial and other resources than we do. Our competitors include well-established, well-financed concerns, both privately and publicly held, including many major power equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and certain of our customers. The markets that we serve require substantial resources and particularly highly skilled and experienced technical personnel.

In our pipe engineering and fabrication business, we face substantial competition on a domestic and international level. In the United States, there are a number of smaller pipe fabricators. Internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than we do.

OUR FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON US.

Our ability to attract and retain qualified engineers, scientists and other professional personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, will be an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed professionals. In addition, our ability to be successful depends in part on our ability to attract and retain skilled laborers and craftsmen in our pipe fabrication and construction businesses. Demand for these workers can at times be high and the supply extremely limited.

TERRORISTS' ACTIONS HAVE AND COULD CONTINUE TO NEGATIVELY IMPACT THE U.S. ECONOMY AND THE MARKETS IN WHICH WE OPERATE.

Terrorist attacks, like those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, violence or war could affect the markets in which we operate, our business and our expectations. There can be no assurance that armed hostilities will not increase or that terrorist attacks, or responses from the United States, will not lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers and could impact our domestic or international revenues, our supply chain, our production capability and our ability to deliver our products and services to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business.

IF WE MUST WRITE OFF A SIGNIFICANT AMOUNT OF INTANGIBLE ASSETS, OUR EARNINGS WILL BE NEGATIVELY IMPACTED.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $511.4 million as of August 31, 2003. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. A determination that a significant impairment in value of our unamortized intangible assets has occurred would require us to write off a substantial portion of our assets. Such a write off would negatively affect our earnings.

WE ARE AND WILL CONTINUE TO BE INVOLVED IN LITIGATION.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occurs in connection with services performed relating to project or construction sites. Our contractual disputes normally involve claims relating to the performance of equipment, design or other engineering services or project construction services provided by our subsidiaries.

OUR REPURCHASE OBLIGATIONS UNDER THE LYONS COULD RESULT IN ADVERSE CONSEQUENCES.

In May 2001, we issued $790.0 million aggregate principal amount at maturity of 20-year, zero-coupon, unsecured, convertible debt Liquid Yield Option(TM) Notes, or LYONs. The LYONs were issued on an original issue discount basis of $639.23 per $1,000 maturity value of the LYONs. On May 1 of 2004, 2006, 2011 and 2016, holders of LYONs may require us to purchase all or a portion of the LYONs at their accreted value (the original issue price of LYONs increases by 2.25% per year).

In March 2003, we repurchased $384.6 million aggregate principal amount at maturity of LYONs pursuant to our tender offer for the LYONs and in August 2003, we repurchased another $32.0 million aggregate principal amount at maturity of LYONs in open market purchases. After giving effect to the total repurchases of $416.6 million aggregate principal amount at maturity of LYONs, the aggregate principal amount at maturity of the LYONs that remain outstanding is approximately $373 million (or a current accreted value of approximately $252 million). At May 1, 2004, the first date on which the holders can require us to repurchase the LYONs, the aggregate accreted value will be $255.3 million.

The closing price of our common stock on the New York Stock Exchange on October 17, 2003 was $9.98 per share. Unless our common stock price increases to a price in excess of $77.03 per share, we anticipate that a substantial portion, and perhaps all, of the remaining outstanding LYONs will be submitted for repurchase as early as May 1, 2004. In the event that holders of LYONs require us to repurchase the LYONs on any of the above dates, we may, subject to certain conditions, choose to redeem the LYONs in cash or in shares of our common stock, or in a combination of both. If we elect to issue our common stock, the value of the common stock would be determined by reference to the current market value of our common stock at the time of each repurchase. As of August 31, 2003, we anticipate that we would fund the entire repurchase obligation with cash. Assuming that our cash flow from operations through the repurchase date meets our reported projections, we anticipate that we would have sufficient cash resources to repurchase up to the remaining $255.3 million in accreted value of the LYONs with cash on May 1, 2004. However, if we elect to fund all or substantially all of this repurchase obligation with cash, we will substantially reduce our available cash resources or other forms of liquidity.

This could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek to refinance or restructure our obligations under the LYONs, including the incurrence of additional borrowings, but we may not be successful in doing so or the refinancing or restructuring may result in terms less favorable to us and the holders of the notes than the terms of the LYONs. Our amended and restated Credit Facility dated as of March 17, 2003, permits us to repurchase LYONs as long as, after giving effect to the purchase, we have the ability to borrow up to $50.0 million under that facility and that we have designated amounts of cash and cash equivalents. Prior to May 1, 2004, cash and cash equivalent amounts must be not less than $100.0 million and thereafter not less than $75.0 million. Cash and cash equivalents for purposes of this test consist of those sums not otherwise pledged or escrowed under our Credit Facility and are reduced by amounts borrowed under our Credit Facility. In addition, regardless of whether we meet these tests, our amended credit facility permits us to use up to $10.0 million to repurchase LYONs.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR SENIOR NOTES AND OUR CREDIT FACILITY.

As of August 31, 2003, we had total outstanding indebtedness of approximately $513.2 million, approximately $5.5 million of which was secured indebtedness, including obligations under capital leases. In addition, as of August 31, 2003, letters of credit issued for our account in an aggregate amount of $164.3 million were outstanding. Our substantial indebtedness could have important consequences, including the following:

         o it will require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including our outstanding 10 3/4% Senior Notes due 2010, or Senior Notes, and may require us to dedicate a substantial portion of our cash flow from operations to repurchase the LYONs, in each case reducing the availability of cash flow to fund acquisitions, working capital, capital expenditures and other general corporate purposes;

         o it will limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements and other purposes;

         o it will limit our flexibility in planning for, and reacting to, changes in our business;

         o it may place us at a competitive disadvantage if we are more highly leveraged than some of our competitors;

         o it may make us more vulnerable to a further downturn in the economy of our business; and

         o it may restrict us from making additional acquisitions or exploiting other business opportunities.

To the extent that new debt is added to our currently anticipated debt level, the substantial leverage risks described above would increase.

RESTRICTIVE COVENANTS IN OUR CREDIT FACILITY AND THE INDENTURE RELATING TO THE SENIOR NOTES MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

Our Credit Facility and the indenture relating to the Senior Notes contain certain restrictions on our ability to, among other things:

         o incur additional indebtedness or contingent obligations or issue preferred stock;

         o        pay dividends or make distributions to our shareholders;

         o repurchase or redeem our capital stock or subordinated indebtedness;

         o        make investments;

         o        create liens;

         o        enter into sale/leaseback transactions;

         o incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

         o        make capital expenditures;

         o        enter into transactions with our stockholders and affiliates;

         o        sell assets; and

         o acquire the assets of, or merge or consolidate with, other companies or transfer all or substantially all of our assets.

Our Credit Facility requires us to achieve certain financial ratios, including a leverage ratio (which becomes more restrictive over time) and a minimum fixed charge coverage ratio. We may not be able to satisfy these ratios, especially if our operating results fall below management's expectations. In addition, in order to remain in compliance with the covenants in our Credit Facility, we may be limited in our flexibility to take actions resulting in non-cash charges, including as a result of our settling claims. These covenants may impair our ability to engage in favorable business activities and our ability to finance future operations or capital needs, including those associated with honoring our repurchase obligations with respect to the LYONs.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility. In the event of any default under our Credit Facility, the lenders thereunder will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, or require us to apply all of our available cash to repay these borrowings. The acceleration of outstanding loans under our Credit Facility in excess of $20.0 million constitutes an event of default with respect to the Senior Notes. If we are unable to repay borrowings with respect to our Credit Facility when due, the lenders thereunder could proceed against their collateral, which consists of substantially all of our assets other than real estate, plants, parts and equipment. If the indebtedness under our Credit Facility or the Senior Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

ADVERSE EVENTS COULD NEGATIVELY AFFECT OUR LIQUIDITY POSITION.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures. This has been the experience of certain of our competitors. Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks, professional and product liability claims and cash repurchases of our LYONs, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

Insufficient liquidity could have important consequences to us. For example, we could:

         o have less operating flexibility due to restrictions which could be imposed by our creditors, including restrictions on incurring additional debt, creating liens on our properties and paying dividends;

         o have less success in obtaining new work if our sureties or our lenders were to limit our ability to provide new performance bonds or letters of credit for our projects;

         o be required to dedicate a substantial portion of cash flows from operations to the repayment of debt and the interest associated with that debt;

         o        failure to comply with the terms of our credit facility;

         o        incur increased lending fees, costs and interest rates; and

         o experience difficulty in financing future acquisitions and/or continuing operations.

All or any of these matters could place us at a competitive disadvantage compared with competitors with more liquidity and could have a negative impact upon our financial condition and results of operations.

WORK STOPPAGES AND OTHER LABOR PROBLEMS COULD ADVERSELY AFFECT US.

Some of our employees in the United States and abroad are represented by labor unions. We experienced a strike, without material impact on pipe production, by union members in February 1997 relating to the termination of collective bargaining agreements covering our pipe facilities in Walker and Prairieville, Louisiana. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. From time to time we have also experienced attempts to unionize our non-union shops. While these efforts have achieved limited success to date, we cannot give any assurance that we will not experience additional union activity in the future.

CHANGES IN TECHNOLOGY COULD ADVERSELY AFFECT US, AND OUR COMPETITORS MAY DEVELOP OR OTHERWISE ACQUIRE EQUIVALENT OR SUPERIOR TECHNOLOGY.

We believe that we have a leading position in technologies for the design and construction of ethylene processing plants. We protect our position through patent registrations, license restrictions and a research and development program. However, it is possible that others may develop competing processes that could negatively affect our market position.

Additionally, we have developed construction and power generation and transmission software which we believe provide competitive advantages. The advantages currently provided by this software could be at risk if competitors were to develop superior or comparable technologies.

Our induction pipe bending technology and capabilities favorably influence our ability to compete successfully. Currently this technology and our proprietary software are not patented. Even though we have some legal protections against the dissemination of this know-how, including non-disclosure and confidentiality agreements, our efforts to prevent others from using our technology could be time-consuming, expensive and ultimately may be unsuccessful or only partially successful. Finally, there is nothing to prevent our competitors from independently attempting to develop or obtain access to technologies that are similar or superior to our technology.

OUR SUCCESS DEPENDS ON KEY MEMBERS OF OUR MANAGEMENT.

Our success is dependent upon the continued services of our key officers. The loss of any of our key officers could adversely affect us. We do not maintain key employee insurance on any of our executive officers.

MARKET PRICES OF OUR EQUITY SECURITIES HAVE CHANGED SIGNIFICANTLY AND COULD CHANGE FURTHER.

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

         o the other risk factors described in this Form 10-K, including changing demand for our products and services;

         o a shortfall in operating revenue or net income from that expected by securities analysts and investors;

         o changes in securities analysts' estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

         o        general conditions in our industries;

         o        general conditions in the securities markets;

         o issuance of a significant number of shares upon exercise of employee stock options or conversion of the LYONs; and

         o issuance of a significant number of shares of common stock to fund LYONs repurchases.

PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BY-LAWS AND RIGHTS AGREEMENT COULD MAKE IT MORE DIFFICULT TO ACQUIRE US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

Our articles of incorporation and by-laws contain certain provisions, such as a provision establishing a classified Board of Directors (in the event the entire Board of Directors is increased to twelve or more members), provisions entitling holders of shares of common stock that have been beneficially owned for four years or more to five votes per share, a provision prohibiting shareholders from calling special meetings, a provision requiring super majority voting (75% of the outstanding voting power) to approve certain business combinations and provisions authorizing the Board of Directors to issue up to 20 million shares of preferred stock without approval of our shareholders. Also, we have adopted a rights plan that limits the ability of any person to acquire more than 15% of our common stock. These provisions could have the effect of delaying or preventing a change in control or the removal of management, of deterring potential acquirers from making an offer to our shareholders and of limiting any opportunity to realize premiums over prevailing market prices for the common stock. Provisions of our shareholder rights agreement could also have the effect of deterring changes of control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about our future maturities of principal for outstanding debt instruments (including capital leases) and fair value at August 31, 2003 (in millions).

                                                                                                                     FAIR
                                  2004          2005        2006     2007     2008    THEREAFTER        TOTAL       VALUE
                               ----------    ----------    ------   ------   ------   ------------   ----------    ----------
Long-term debt
  Fixed rate                   $    259.2           0.6        --       --       --          250.1   $    509.9    $    466.3
    Average interest rate             2.3%          4.7%       --       --       --          10.75%        6.46%           --
  Variable rate                $      2.0            --        --       --       --             --   $      2.0    $      2.0
    Average interest rate            5.25%           --        --       --       --             --         5.25%           --

Short-term line of credit
  Variable rate                $      1.3            --        --       --       --             --   $      1.3    $      1.3
    Average interest rate            4.25%           --        --       --       --             --         4.25%           --

As discussed in Note 9 of the notes to our consolidated financial statements, on May 1, 2001, we issued $790.0 million (face value), 20-year, 2.25% zero coupon unsecured convertible debt Liquid Yield Option (TM) Notes (the "LYONs") for which we received net proceeds of approximately $490.0 million. After paying off approximately $67.0 million of outstanding debt, the remaining proceeds were invested in high quality short-term cash equivalents and marketable securities held to maturity. During fiscal 2001, the income realized from these investments was greater than the interest costs associated with the LYONs debt. However, during fiscal 2003 and 2002 interest income was less than our interest expense as a result of our utilization of cash for various investments (including the IT Group acquisition), the decline in interest rates available for short-term investments, and the amortization of deferred credit costs. During fiscal 2003, through our tender offer in March 2003 and additional repurchases in August 2003, we repurchased a total of $416.6 million face value of the LYONs, leaving $373.4 million face value outstanding at August 31, 2003.

The holders of the LYONs have the right to require us to repurchase the LYONs on May 1, 2004, May 1, 2006, May 1, 2011, and May 1, 2016 at the then accreted value. Therefore, the debt is presented above as maturing on May 1, 2004 because of the potential for repurchase requests by the debt holders at that time.

At August 31, 2003, the interest rate on our primary Credit Facility was either 5.00% (if the prime rate index had been chosen) or 3.62% (if the LIBOR rate index had been chosen) with an availability of $89.9 million (see Note 10 of the notes to our consolidated financial statements for further discussion of our Credit Facility).

The estimated fair value of long-term debt and capital leases as of August 31, 2003 and 2002 was approximately $466.3 million and $416.0 million, respectively. The fair value of the convertible debt as of August 31, 2003 was based on recent sales of such debt as of August 31, 2003. The fair value of our other long-term debt and capital leases were based on borrowing rates currently available to us for notes with similar terms and average maturities.

FOREIGN CURRENCY RISKS

The majority of our transactions are in U.S. dollars; however, certain of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage our risks associated with our operating activities when an operation enters into a transaction in a currency that is different from its local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. As of August 31, 2003, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to our results of operations or financial position (see Notes 1 and 19 of the notes to our consolidated financial statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                                 PAGE
                                                                                                                 ----


Reports of Independent Auditors...............................................................................  68-70

Consolidated Balance Sheets as of August 31, 2003 and 2002....................................................  71-72

Consolidated Statements of Income for the years ended
  August 31, 2003, 2002 and 2001..............................................................................     73

Consolidated Statements of Shareholders' Equity for the years
  ended August 31, 2003, 2002 and 2001........................................................................     74

Consolidated Statements of Cash Flows for the years
  ended August 31, 2003, 2002 and 2001........................................................................  75-76

Notes to Consolidated Financial Statements.................................................................... 77-115

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
The Shaw Group Inc.

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, shareholders' equity and cash flows of The Shaw Group Inc. for the year ended August 31, 2001, were audited by other auditors who have ceased operations and whose report dated October 5, 2001, expressed an unqualified opinion on those statements before the adjustments and disclosures described below and in Notes 6, 8 and 15.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Shaw Group Inc. and subsidiaries at August 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

As discussed above, the consolidated statements of income, shareholders' equity and cash flows of The Shaw Group Inc. for the year ended August 31, 2001 were audited by other auditors who have ceased operations. As described in Notes 6, 8 and 15, these financial statements have been revised to include summarized financial information of 50%-or-less owned persons required by Regulation S-X Rule 4-08(g), to include the transitional disclosures required by FAS 142, and to restate the 2001 segment disclosures to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to include the summarized financial information, to include the transitional disclosures for FAS 142, and to restate the disclosures for reportable segments reflected in Notes 6, 8 and 15 to the 2001 financial statements. Our procedures with respect to the 2001 summarized financial information in Note 6 related to 2001 included
(a) comparing the amounts of revenues, gross profit (loss), and net income
(loss) to a schedule prepared by management that was summarized from the financial statements of EntergyShaw, L.L.C. and (b) comparing the amounts of revenues, gross profit (loss) and net income (loss) for the other unconsolidated entities to a schedule prepared by management which was summarized from the financial statements of these investees. Our procedures with respect to the FAS 142 transitional disclosures in Note 8 related to 2001 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to net income representing amortization expense (net of the tax effect) recognized in 2001 related to goodwill to the Company's underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related per-share amounts. Our procedures with respect to the restated 2001 segment disclosures in Note 15 included (a) agreeing the adjusted amounts of information about segment profit, assets, management fees charged by corporate, and the items included in the reconciliation of total segment assets to total consolidated assets to the Company's underlying records obtained from management, (b) agreeing the adjusted amounts of geographic revenues and long-lived assets to the Company's underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, the adjustments related to reportable segments for 2001 are appropriate and have been properly applied, and the FAS 142 transitional disclosures and the summarized financial information included in Note 6 for 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

                                                           /s/ Ernst & Young LLP


New Orleans, Louisiana
October 17, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SHAW'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2003. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH AND HEREBY INCORPORATED BY REFERENCE INTO THE FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2003 OF WHICH THIS REPORT FORMS A PART.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP
New Orleans, Louisiana

October 5, 2001

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                             2003             2002
                                                                         ------------     ------------
Current assets:
  Cash and cash equivalents                                              $    179,852     $    401,764
  Escrowed cash                                                                58,035           96,500
  Marketable securities, held to maturity                                       5,096           54,952
  Accounts receivable, including retainage, net                               427,823          436,747
  Accounts receivable from unconsolidated entities                              7,942               32
  Inventories                                                                  85,444           99,009
  Cost and estimated earnings in excess of billings
     on uncompleted contracts including claims                                233,895          248,360
  Prepaid expenses                                                             19,306           15,681
  Deferred income taxes                                                        82,311           70,849
  Assets held for sale                                                          2,001            2,001
  Other current assets                                                         11,856           21,405
                                                                         ------------     ------------
        Total current assets                                                1,113,561        1,447,300

Investment in and advances to unconsolidated entities, joint ventures
  and limited partnerships                                                     33,173           37,729

Investment in securities available for sale                                        12            7,235

Property and equipment:
  Transportation equipment                                                      5,251            4,876
  Furniture, fixtures and software                                            107,895          103,172
  Machinery and equipment                                                     106,255          101,643
  Buildings and improvements                                                   60,121           59,479
  Assets acquired under capital leases                                          5,325            6,372
  Land                                                                          7,891            7,471
  Construction in progress                                                     11,244            7,267
                                                                         ------------     ------------
                                                                              303,982          290,280
Less: accumulated depreciation                                               (118,850)         (84,055)
                                                                         ------------     ------------
                                                                              185,132          206,225

Goodwill                                                                      511,376          499,004

Other assets                                                                  142,861          103,653
                                                                         ------------     ------------
                                                                         $  1,986,115     $  2,301,146
                                                                         ============     ============

                                   (Continued)

 The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF AUGUST 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        2003             2002
                                                                    ------------     ------------
Current liabilities:
  Accounts payable                                                  $    307,971     $    390,165
  Accrued liabilities                                                    156,060          149,002
  Current maturities of long-term debt                                   258,758            3,102
  Short-term revolving lines of credit                                     1,274            1,052
  Current portion of obligations under capital leases                      1,378            2,200
  Deferred revenue - prebilled                                            10,785           11,503
  Advanced billings and billings in excess of cost and estimated
     earnings on uncompleted contracts                                   249,480          424,724
  Contract liability adjustments                                          32,551           69,140
  Accrued contract loss reserves                                           9,858           11,402
                                                                    ------------     ------------
        Total current liabilities                                      1,028,115        1,062,290

Long-term debt, less current maturities                                  250,861          521,190

Obligations under capital leases, less current obligations                   884              957

Deferred income taxes                                                     25,985           12,398

Other liabilities                                                         17,980           12,054

Commitments and contingencies                                                 --               --

Shareholders' equity:
  Preferred stock, no par value,
     20,000,000 shares authorized;
     no shares issued and outstanding                                         --               --
  Common stock, no par value,
     200,000,000 shares authorized; 43,121,871
      and 43,002,677 shares issued, respectively; and 37,790,216
      and  40,841,627 shares outstanding, respectively                   496,148          494,581
  Retained earnings                                                      286,811          265,945
  Accumulated other comprehensive income (loss)                          (20,540)         (16,193)
  Unearned stock-based compensation                                         (216)              --
  Treasury stock, 5,331,655 and 2,161,050 shares,
      respectively                                                       (99,913)         (52,076)
                                                                    ------------     ------------
        Total shareholders' equity                                       662,290          692,257
                                                                    ------------     ------------
                                                                    $  1,986,115     $  2,301,146
                                                                    ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED AUGUST 31, 2003, 2002 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            2003             2002             2001
                                                                        ------------     ------------     ------------
Revenues                                                                $  3,306,762     $  3,170,696     $  1,538,932
Cost of revenues                                                           3,033,240        2,843,070        1,292,316
                                                                        ------------     ------------     ------------
     Gross profit                                                            273,522          327,626          246,616

General and administrative expenses                                          200,874          161,248          122,601
Goodwill  amortization                                                            --               --           17,059
                                                                        ------------     ------------     ------------
     Total general and administrative expenses                               200,874          161,248          139,660

Operating income                                                              72,648          166,378          106,956

Interest income                                                                5,406           11,518            8,746
Interest expense                                                             (32,043)         (23,028)         (15,680)
Other, net                                                                   (10,421)          (3,856)            (343)
                                                                        ------------     ------------     ------------
                                                                             (37,058)         (15,366)          (7,277)
                                                                        ------------     ------------     ------------
Income before income taxes and earnings (losses) from unconsolidated          35,590          151,012           99,679
     entities

Provision for income taxes                                                    11,745           54,348           38,366
                                                                        ------------     ------------     ------------

Income before earnings (losses) from unconsolidated entities                  23,845           96,664           61,313
Earnings (losses) from unconsolidated entities, net of taxes                  (2,979)           1,703             (316)
                                                                        ------------     ------------     ------------
Net income                                                              $     20,866     $     98,367     $     60,997
                                                                        ============     ============     ============

Net income per common share:
     Basic                                                              $       0.55     $       2.41     $       1.52
                                                                        ============     ============     ============

     Diluted                                                            $       0.54     $       2.26     $       1.46
                                                                        ============     ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 UNEARNED     ACCUMULATED
                                  COMMON     TREASURY      COMMON    TREASURY     STOCK-         OTHER                    TOTAL
                                  STOCK        STOCK       STOCK      STOCK       BASED      COMPREHENSIVE  RETAINED  SHAREHOLDERS'
                                  SHARES      SHARES       AMOUNT     AMOUNT   COMPENSATION  INCOME (LOSS)  EARNINGS      EQUITY
                                ----------   ----------   --------  --------   ------------  -------------  --------  -------------
Balance, September 1, 2000      51,802,324   16,399,916   $298,005  $(22,043)  $       (59)  $      (5,209) $ 106,581 $     377,275
 Comprehensive income:
  Net income                           --           --         --        --             --             --     60,997         60,997
  Other comprehensive
    income (loss):
     Foreign translation
       adjustments                     --           --         --        --             --         (1,099)        --         (1,099)
     Unrealized net gain on
       hedging activities,
       net of tax expense
       of $72                          --           --         --        --             --            115         --            115
     Unrealized net losses
       on securities
       available for sale,
       net of tax benefit
       of $5                           --           --         --        --             --             (7)        --             (7)
                                                                                                                      -------------
 Comprehensive income                                                                                                        60,006
 Shares issued in
   public offering              4,837,338           --    144,809        --             --             --         --        144,809
 Amortization of
   restricted stock
   compensation                        --           --         --        --             59             --         --             59
 Shares issued to acquire SS&S    170,683           --      6,274        --             --             --         --          6,274
 Exercise of options              606,863           --      3,271        --             --             --         --          3,271
 Tax benefit on exercise
   of options                          --           --      6,699        --             --             --         --          6,699
 Return of Naptech
   acquisition
   escrow shares                       --        5,000         --        --             --             --         --             --
 Retirement of treasury
  stock                       (16,404,916) (16,404,916)   (22,043)   22,043             --             --         --             --
                               ----------   ----------   --------  --------   ------------  -------------  ---------  -------------
Balance, August 31, 2001       41,012,292           --    437,015        --             --         (6,200)   167,578        598,393
 Comprehensive income:
  Net income                           --           --         --        --             --             --     98,367         98,367
  Other comprehensive income:
     Foreign translation
       adjustments                     --           --         --        --             --         (2,633)        --         (2,633)
     Unrealized net loss on
       hedging activities,
       net of tax
       benefit of $72                  --           --         --        --             --           (115)        --           (115)
     Unrealized net losses on
       securities available
       for sale, net of tax
       benefit of $74                  --           --         --        --             --           (119)        --           (119)
      Additional pension
       liability not yet
       recognized in net
       periodic pension
       expense, net of tax
       benefit of $3,054               --           --         --        --             --         (7,126)        --         (7,126)
                                                                                                                      -------------
 Comprehensive income                                                                                                        88,374
 Shares issued to
   acquire IT Group             1,671,336           --     52,463        --             --             --         --         52,463
 PPM acquisition earn
   out shares                      83,859           --      1,971        --             --             --         --          1,971
 Exercise of options              235,190           --      2,262        --             --             --         --          2,262
 Tax benefit on exercise
   of options                          --           --        675        --             --             --         --            675
 Purchases of treasury stock           --   (2,160,400)        --   (52,043)            --             --         --        (52,043)
 Return of SS&S escrow shares          --         (650)        --       (33)            --             --         --            (33)
 Contributed capital                   --           --        195        --             --             --         --            195
                               ----------   ----------   --------  --------   ------------  -------------  ---------  -------------
Balance, August 31, 2002       43,002,677   (2,161,050)   494,581   (52,076)            --        (16,193)   265,945        692,257
 Comprehensive income:
  Net income                           --           --         --        --             --             --     20,866         20,866
  Other comprehensive income:
     Foreign translation
       adjustments                     --           --         --        --             --          2,546         --          2,546
     Unrealized net losses
       on hedging activities,
       net of tax benefit
       of $2                           --           --         --        --             --             (5)        --             (5)
     Unrealized net gains on
       securities available
       for sale, net of tax
       expense of $241                 --           --         --        --             --            385         --            385
 Less: Reclassification
 adjustments for losses
 included in net income                --           --         --        --             --           (259)        --           (259)
       Additional pension
       liability not yet
       recognized in net
       periodic pension
       expense, net of
       tax benefit of $3,728           --           --         --        --             --         (7,014)        --         (7,014)
                                                                                                                      -------------
 Comprehensive income                  --           --         --        --             --             --         --         16,519
 Exercise of options              119,194           --        500        --             --             --         --            500
 Tax benefit on exercise
   of options                          --           --         51        --             --             --         --             51
 Stock-based compensation              --           --      1,016        --           (216)            --         --            800
 Purchases and retirement of
   treasury stock                      --   (3,170,605)             (47,837)            --             --         --        (47,837)
                               ----------   ----------   --------  --------   ------------  -------------  ---------  -------------
Balance, August 31, 2003       43,121,871   (5,331,655)  $496,148  $(99,913)  $       (216) $     (20,540) $ 286,811  $     662,290
                               ==========   ==========   ========  ========   ============  =============  =========  =============

 The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                             2003             2002              2001
                                                                        -------------     -------------     -------------
Cash flows from operating activities:
  Net income                                                            $      20,866     $      98,367     $      60,997
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                             44,805            28,598            39,740
     Provision for deferred income taxes                                        8,951            48,093            36,863
     Accretion of interest on discounted long-term debt                         9,508            11,512             3,787
     Amortization of deferred debt issue costs                                  7,522             9,079             5,515
     Provision for uncollectible accounts receivable                           16,093             5,875            10,614
     Amortization of contract adjustments                                     (26,823)          (31,066)          (70,081)
     (Earnings) losses from unconsolidated entities                             2,979            (1,703)              316
     Foreign currency transaction losses                                         (135)            1,158                41
     Gain on repurchase of LYONs                                               (2,723)               --                --
     Write-off of investments in securities available for sale and accounts and claims receivable from Orion, and other accounts
       receivable                                                              12,395             3,062                --
     Other                                                                       (262)              (38)             (335)
  Changes in assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in receivables                                         9,697            30,478           (35,241)
     (Increase) decrease in cost and estimated earnings in excess
       of billings on uncompleted contracts                                    17,647           (54,625)           12,064
     (Increase) decrease in inventories                                        13,519            (8,462)            5,173
     (Increase) decrease in assets held for sale                                   --             1,490            (1,397)
     (Increase) decrease in other current assets                              (25,558)            1,810            12,722
     Increase in prepaid expenses                                              (3,728)           (3,182)             (760)
     (Increase) decrease in other assets                                          203             5,509             3,894
     Increase (decrease)  in accounts payable                                 (88,164)           70,258           (42,437)
     Increase  in deferred revenue-prebilled                                     (718)            3,527             1,760
     Increase (decrease) in accrued liabilities                               (25,929)           21,733           (62,010)
     Increase (decrease) in advanced billings and billings in excess
       of cost and estimated earnings on uncompleted contracts               (178,626)           84,097            66,813
     Decrease in accrued contract loss reserves, net                          (15,334)           (2,964)          (29,219)
     Increase (decrease) in other long-term liabilities                         1,813            (7,540)           (7,414)
                                                                        -------------     -------------     -------------
Net cash provided by (used in) operating activities                          (202,002)          315,066            11,405

Cash flows from investing activities:
     Investment in subsidiaries, net of cash received                         (22,512)         (102,664)             (160)
     Purchase of property and equipment                                       (26,221)          (73,946)          (38,121)
     Purchase of real estate option                                                --           (12,183)               --
     Purchases of marketable securities, held to maturity                    (107,270)         (128,585)          (45,630)
     Maturities of marketable securities, held to maturity                    157,126           119,263                --
     Investment in and advances to unconsolidated
       entities and joint ventures                                             (3,328)           (3,096)           (4,237)
     Distributions from joint ventures and  unconsolidated entities               485             2,208                --
     Proceeds from sale of assets                                               3,135               717           120,920
     Purchase of securities available for sale                                     --                --            (1,241)
     Other                                                                        974                --                --
     Acquisition, return of funds                                                  --                --            22,750
                                                                        -------------     -------------     -------------
Net cash provided by (used in) investing activities                     $       2,389     $    (198,286)    $      54,281

                                   (Continued)

 The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                         2003            2002            2001
                                                                      -----------     -----------     -----------
Cash flows from financing activities:
  Purchase of treasury stock                                          $   (47,837)    $   (52,043)    $        --
  Repayment of debt and leases                                           (256,573)         (9,202)        (49,247)
  Proceeds from issuance of debt, net of deferred debt issue costs        242,545             131         492,851
  Issuance of common stock                                                    500           2,262         148,080
  Net proceeds (repayments) from revolving credit agreements,
    including payments for deferred debt issue costs                          110          (2,959)       (235,024)
  Other - miscellaneous                                                        --            (163)             --
                                                                      -----------     -----------     -----------
Net cash provided (used in) by financing activities                       (61,255)        (61,974)        356,660

Effects of foreign exchange rate changes on cash                              491             154            (810)
                                                                      -----------     -----------     -----------
Net increase(decrease)  in cash                                          (260,377)         54,960         421,536

Cash and cash equivalents and escrowed cash--beginning of year            498,264         443,304          21,768
                                                                      -----------     -----------     -----------
Cash and cash equivalents and escrowed cash --end of year             $   237,887     $   498,264     $   443,304
                                                                      ===========     ===========     ===========

Supplemental disclosures:
Cash payments for:
  Interest (net of capitalized interest)                              $     2,577     $     2,373     $     6,771
                                                                      ===========     ===========     ===========
  Income taxes                                                        $    11,743     $     2,226     $     2,268
                                                                      ===========     ===========     ===========

Noncash investing and financing activities:
Investment in subsidiaries acquired through
    issuance of common stock                                          $        --     $    54,434     $     6,274
                                                                      ===========     ===========     ===========
Payment of liability with securities available for sale               $        --     $        --     $     7,000
                                                                      ===========     ===========     ===========
Property and equipment acquired through issuance of debt              $     1,706     $        --     $     6,379
                                                                      ===========     ===========     ===========
Investment in securities available for sale acquired
    in lieu of interest payment                                       $        --     $        --     $       843
                                                                      ===========     ===========     ===========
Repurchase of debt funded subsequent to balance sheet date            $    20,648     $        --     $        --
                                                                      ===========     ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation), our wholly-owned subsidiaries, and our proportionate share of our investments in joint ventures. All material intercompany accounts and transactions have been eliminated in these financial statements.

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Actual results could differ from those estimates. Areas requiring significant estimates by our management include the following:

         o contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract claims;

         o recoverability of inventory and application of lower of cost or market accounting;

         o        provisions for uncollectible receivables and customer claims;

         o        provisions for income taxes and related valuation allowances;

         o        recoverability of goodwill;

         o recoverability of other intangibles and related estimated lives;

         o valuation of assets acquired and liabilities assumed in connection with business combinations;

         o        valuation of defined benefit pension plans; and

         o accruals for estimated liabilities, including litigation and insurance reserves.


Nature of Operations, Operating Cycle and Types of Contracts

We are a global provider of services to the power, process, and environmental and infrastructure industries. We are a vertically-integrated provider of comprehensive consulting, engineering, procurement, pipe fabrication, construction and maintenance services to the power and process industries. We are also a leader in the environmental, infrastructure and homeland security markets, providing consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.

We operate primarily in the United States, with foreign operations in Canada, the Asia/Pacific Rim, Europe, South America and the Middle East. Our services and products include consulting, project design, engineering and procurement, piping system fabrication, industrial construction and maintenance, facilities management, environmental remediation, design and fabrication of pipe support systems and the manufacture and distribution of specialty pipe fittings. Our operations are conducted primarily through wholly-owned subsidiaries and joint ventures.

Our work is performed under cost-reimbursable contracts, fixed-price contracts, and fixed-price and cost-reimbursable contracts modified by incentive and penalty provisions. The length of our significant contracts varies but is generally two to four years. Assets and liabilities have been classified as current and non-current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a 12-month period.

In addition, we focus our engineering, procurement and construction activities on cost-reimbursable and negotiated fixed-price work with well-established clients. Fixed-price contracts are generally obtained by direct negotiation rather than by competitive bid.

Our fixed-price contracts include the following:

         o Firm fixed-price contract - A contract in which the price is not subject to any adjustment by reason of our cost experience or our performance under the contract.

         o Maximum price contract - A contract which provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to adjustment by reason of our cost experience but, in no event, would the adjustment exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share costs savings with our clients.

         o Unit-price contract - A contract under which we are paid a specified amount for every unit of work performed.

Our cost-reimbursable contracts include the following:

         o Cost-plus contract - A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up that represents profit.

         o Target price contract - A contract under which we are reimbursed for costs plus a fee consisting of two parts: (i) a fixed amount which does not vary with performance and (ii) an award amount based on the cost-effectiveness of the project.

Cash and Cash Equivalents and Marketable Securities Held to Maturity

Highly liquid investments are classified as cash equivalents if they mature within three months of the purchase date. Marketable securities held to maturity are comprised of highly liquid investments that mature between three to four months of the purchase date. The fair value of marketable securities held to maturity approximates the carrying value at August 31, 2003 and 2002.

Accounts Receivable and Credit Risk

We grant short-term credit to our customers. Our principal customers are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant power producers and equipment manufacturers. Accounts receivable are based on contracted prices and we believe that in most cases our exposure to credit risk is minimal; however, during fiscal 2003 and 2002, changes in the power generation market created liquidity problems for certain unregulated, independent power producers ("IPPs"). As a result, our exposure to credit risk has significantly increased with respect to those customers (see Note 14).

Allowance for Doubtful Accounts

We estimate the amount of doubtful accounts based on our understanding of the financial condition of specific customers and for contract adjustments to reflect the net amount expected to be collected.

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

                                                        2003            2002
                                                     -----------     -----------
Beginning Balance, September 1                       $    51,602          27,983

Provision                                                 16,093           5,875
Write-offs                                                (9,681)        (18,105)
Beginning Balance Acquired Through IT Group
 Acquisition                                                  --          30,195
Fair Value Adjustments and Reclassifications - IT
 Group Acquisition and Other E&I Acquisitions            (24,934)          5,824
Other                                                       (419)           (170)
                                                     -----------     -----------
Ending Balance, August 31                            $    32,661          51,602
                                                     ===========     ===========

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") or weighted-average cost methods.

Property and Equipment

Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the accumulated depreciation thereon, are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income.

For financial reporting purposes, depreciation is generally provided over the following estimated useful service lives:

         Transportation equipment                             5  Years
         Furniture, fixtures and software                   3-8  Years
         Machinery and equipment                            3-18 Years
         Buildings and improvements                         8-40 Years

The straight-line depreciation method is used for all assets, except certain software (recorded as a component of furniture and fixtures) which is depreciated on a double-declining balance method.

During the years ended August 31, 2003 and 2002, interest costs of approximately $220,000 and $364,000, respectively, were capitalized.

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Joint Ventures

As is common in the engineering, procurement and construction industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies (or "joint ventures"). The investments in these joint ventures are included in the accompanying consolidated balance sheets as of August 31, 2003 and 2002 at $17,000,000 and $18,255,000, respectively, which generally represent our cash contributions and our share of the earnings from these investments (equity method of accounting). We generally report our percentage share of revenues and costs from these entities in our consolidated statements of income (proportional consolidation).

Income Taxes

We provide for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year-end using currently enacted tax rates.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," and we adopted these standards effective September 1, 2001. These standards significantly changed prior practices for the accounting for business combinations and goodwill and intangibles by: (i) terminating the use of the pooling-of-interests method of accounting for business combinations, (ii) creating more specific criteria for identifying other intangibles which are acquired in a business combination,
(iii) ceasing goodwill amortization, and (iv) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that the opening goodwill balances be tested upon adoption of the standard and that another impairment test be performed during the fiscal year of adoption. Impairment tests should generally be performed annually thereafter, with interim testing required if circumstances warrant.

Prior to fiscal 2002, we amortized goodwill over a twenty-year period on a straight-line basis. However, effective September 1, 2001, we ceased goodwill amortization pursuant to SFAS No. 142.

Prior to August 31, 2001, we conducted impairment reviews of our goodwill to assess the recoverability of the unamortized balance based on expected future profitability, undiscounted future cash flows of the acquired assets and businesses, and their contribution to our overall operations. An impairment loss would have been recognized for the amount identified in the review by which the goodwill balance exceeded the recoverable goodwill balance. Subsequent to August 31, 2001, we performed goodwill impairment reviews by reporting unit based on a fair value concept, as required by SFAS No. 142, which indicated that our goodwill has not been impaired. We completed our annual impairment test as of March 1, 2003 in accordance with SFAS No. 142 and have determined that our goodwill is not impaired.

We have also recorded in other assets intangible assets related to various licenses, patents, technology and related processes (see Note 4). The costs of these assets are amortized over a ten-year to fifteen-year period on a straight-line basis. We have recorded in other assets intangible assets related to customer relationships acquired with the IT Group acquisition which are amortized over a ten-year period on a straight-line basis.

We periodically assess the recoverability of the unamortized balance of our amortizable intangible assets based on expected future profitability and undiscounted future cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.

We have also recorded contract fair value adjustments related to the IT Group and S&W acquisitions. Contract asset adjustments related to the IT Group acquisition are recorded in other current assets, as an intangible asset. Contract liability adjustments are recorded in current liabilities with respect to both the IT Group and S&W acquisitions. The assets and liabilities are amortized over the estimated lives of the underlying contracts and related backlog as work is performed on these contracts (see Note 4 and Note 8).

Revenues

For project management, engineering, procurement, remediation, and construction services under fixed-price or target price contracts, we recognize revenues under the percentage-of-completion method measured primarily by the percentage of contract costs incurred to date to total estimated contract costs for each contract. Revenues from cost-reimbursable or cost-plus contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in revenues when their realization is reasonably assured. Cancellation fees are recognized when received.

The effect of other changes to estimated profit and loss, including those arising from contract penalty provisions, final contract settlements and reviews performed by customers, are recognized in the period in which the revisions are identified.

Claims and change orders being negotiated with customers are included in total estimated revenue to the extent costs attributable to such claims and change orders have been incurred, and collection is probable and the amount can be reasonably estimated. Profit from claims and change orders is recorded in the period such amounts are finalized. Contract adjustment allowances are based on management's estimates of the net amounts to be realized from charges disputed or costs questioned by customers (see Note 20).

Revenue is recognized from consulting services as the work is performed. Consulting services work is primarily performed on a reimbursable basis.

Revenues related to royalty use of our performance enhancements derived from our process technologies are recorded in the period earned based on the performance criteria defined in the related contracts. For running royalty agreements, we recognize revenues based on customer production volumes at the contract specified unit rates. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured primarily by the percentage of costs incurred to date to total estimated costs at completion. Revenue available for recognition on a percent complete basis is limited to the agreement value less a liability provision for contractually specified process performance guarantees.

We recognize revenues for pipe fittings, manufacturing operations and other services primarily at the time of shipment or upon completion of the services.

For unit-priced pipe fabrication contracts, we recognize revenues upon completion of individual spools of production. A spool consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress. For fixed-price fabrication contracts, we recognize revenues based on the percentage-of-completion method, measured primarily by the cost of materials for which production is complete to the total estimated material costs of the contract.

Cost Estimates

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, warranty costs and depreciation costs.

Our contract cost estimates are dependent upon the judgments we make with respect to our contract performance and, on certain contracts, our ability to recover costs from subcontractors and vendors through change orders and claims for backcharges. We reduce contract cost estimates for backcharges and claims when estimated recovery of the subject amounts is reasonably assured. Costs attributable to claims are treated as costs of revenue when they are incurred (see Note 20).

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. We report these amounts by recognizing a reduction of current earnings, which might be significant depending on the size of the project or the adjustment.

Selling, general and administrative expenses are charged to expense as incurred.

Financial Instruments, Forward Contracts - Non-Trading Activities

The majority of our transactions are in U.S. dollars; however, certain of our foreign subsidiaries conduct operations in the local currency. Accordingly, there are situations when we believe it is appropriate to use financial hedging instruments (generally foreign currency forward contracts) to manage foreign currency risks when our foreign subsidiaries enter into a transaction denominated in a currency other than their local currency.

We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated accounts receivable transactions, commitments to purchase or sell equipment, materials and /or services. The fair value of our hedges was not material at August 31, 2003. At August 31, 2002, we recorded an asset and other income on fair value hedges of $650,000 ($420,000 net of taxes) that generally offset transaction losses in the related hedged accounts receivables. We normally do not use any other type of derivative instrument or participate in any other hedging activities.

Other Comprehensive Income

Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars, the Euro, and prior to January 1, 2002, Dutch guilders). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders' equity, in accordance with SFAS No. 52, "Foreign Currency Translation," and SFAS No. 130, "Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income (see Note 19).

Other comprehensive income also includes the net after-tax effect of unrealized gains and losses on derivative financial instruments and available-for-sale securities and the minimum liability related to pension plans we sponsor.

Self Insurance

We are self-insured for workers' compensation claims for individual claims or claim events up to $250,000 and maintain insurance coverage for the excess. Additionally, we self-insure our employee health coverage up to certain annual individual and plan limits and maintain insurance coverage for the excess. Our accruals for our self-insured costs are determined through a combination of prior experience and specific analysis of larger claims. At August 31, 2003 and 2002, our accruals for our self-insured costs totaled $9,868,000 and $6,318,000, respectively.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year's presentation.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," allows companies to account for stock-based compensation by either recognizing an expense for the fair value of stock-based compensation upon issuance of a grant as presented in SFAS No. 123 and related interpretations or by the intrinsic value method prescribed in APB No. 25 and related interpretations.

We account for our stock-based compensation under APB No. 25, which provides that no stock compensation expense is recognized if stock options and grants are issued at the market value of the underlying stock at the date of grant. However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

                                                                 FOR THE YEARS ENDED AUGUST 31,
                                                              2003            2002            2001
                                                           -----------     -----------     -----------
Net income:
     As reported                                           $    20,866     $    98,367     $    60,997
     Add: Stock-based employee compensation reported in
           net income, net of taxes                                151             173             156
     Deduct: Stock-based employee compensation
           under the fair value method for all awards,
           net of taxes                                         (6,837)         (5,245)         (3,972)
                                                           -----------     -----------     -----------
     Pro forma                                             $    14,180     $    93,295     $    57,181
                                                           ===========     ===========     ===========

Basic earnings per share:
     As reported                                           $      0.55     $      2.41     $      1.52
     Add: Stock-based employee compensation reported in
           net income, net of taxes                                 --              --              --
     Deduct: Stock-based employee compensation under
           the fair value method for all awards, net of
           taxes                                                 (0.18)          (0.13)          (0.10)
                                                           -----------     -----------     -----------
     Pro forma                                             $      0.37     $      2.28     $      1.42
                                                           ===========     ===========     ===========

Diluted earnings per share:
     As reported                                           $      0.54     $      2.26     $      1.46
     Add: Stock-based employee compensation reported in
           net income, net of taxes                                 --              --              --
     Deduct: Stock-based employee compensation under
           the fair value method for all awards, net of
           taxes                                                 (0.18)          (0.10)          (0.09)
                                                           -----------     -----------     -----------
     Pro forma                                             $      0.36     $      2.16     $      1.37
                                                           ===========     ===========     ===========

The weighted average fair value at date of grant for options granted during the years ended August 31, 2003, 2002 and 2001, was $8.30, $15.61, and $21.40 per
share, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended August 31, 2003, 2002, and 2001, respectively: (a) dividend yield of 0.00%, 0.00% and 0.00%; (b) expected volatility of 67%, 65%, and 60%; (c) risk-free interest rate of 2.9%, 4.1% and 5.3%; and (d) expected life of five years, five years and five years.

It is our general practice to issue stock options at the market value of the underlying stock, and therefore, no compensation expense is recorded for these stock options (See Note 17).

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of periods ending after December 15, 2003 (February 28, 2004 for us). There was no impact to our consolidated financial statements as of and for the year ended August 31, 2003. We have not yet determined what effect, if any, this Interpretation will have on our financial statements.

NOTE 2--PUBLIC CAPITAL STOCK TRANSACTIONS

In September 2001, our Board of Directors authorized the repurchase of shares of our no par value common stock, depending on market conditions, up to a limit of $100,000,000. As of October 11, 2002, we completed our purchases under this program, having purchased 5,331,005 shares at a cost of approximately $99,881,000. We purchased 3,170,605 shares at a cost of approximately $47,837,000 in the first quarter of fiscal 2003 and 2,160,400 shares at a cost of approximately $52,043,000 during the fiscal year ended August 31, 2002.

On July 31, 2001, we issued a dividend distribution of one Preferred Share Purchase Right, or Right, for each outstanding share of common stock (see Note
12).

Effective May 1, 2001, we issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes or LYONs or debt. The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The debt is a senior unsecured obligation and is convertible into our common stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 on the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued original issue discount. During fiscal 2003, we repurchased $416,599,000 face value of the LYONs with an amortized value of $278,174,000 (see Note 9).

In January 2001, our shareholders approved increases in (i) the number of shares of our authorized common stock from 50,000,000 shares to 200,000,000 shares and
(ii) the number of shares of our authorized no par value preferred stock from 5,000,000 shares to 20,000,000 shares.

NOTE 3--ESCROWED CASH

In connection with a performance bond on a foreign project, we agreed to deposit in escrow with the issuer of the bond primarily advance payments received from our customer. During the year ended August 31, 2002, we deposited approximately $96,500,000 into escrow pursuant to this agreement. This deposit was recorded as escrowed cash. As a result of the performance bond, our customer agreed not to withhold retentions on our billings. The initial deposit was retained in escrow until the fourth quarter of 2003, at which time escrow funds began being released incrementally to us as we completed certain contract milestones. As of August 31, 2003, $58,035,000 remains in escrow pursuant to this agreement. A final escrow amount of approximately $25,000,000 will be released to us upon initial contract acceptance as defined in the agreement, which is currently projected to occur in calendar 2005. The bonding company (or "surety") may draw on the escrow funds only to secure the surety from a defined loss. The escrowed funds are invested in short-term, high quality investments and investment income is remitted to us on a quarterly basis. We may request the surety to allow us to substitute a letter of credit for all or part of the cash escrow requirements.

NOTE 4--ACQUISITIONS

SFAS No. 141, "Business Combinations," requires that all acquisitions initiated after June 30, 2001 be recorded utilizing the purchase method of accounting. Most of our acquisitions that were completed prior to June 30, 2001 were also accounted for using the purchase method of accounting under APB No. 16. Under the purchase method, the cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are included in our operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, may materially favorably or unfavorably impact our future consolidated financial position or results of operations.

In connection with potential acquisitions, we incur and capitalize certain transaction costs, which include legal, accounting, consulting and other direct costs. When an acquisition is completed, these costs are capitalized as part of the acquisition price. We routinely evaluate capitalized transaction costs and expense those costs related to acquisitions that are not likely to occur. Indirect acquisition costs, such as salaries, corporate overhead and other corporate services are expensed as incurred.

The operating results of the acquisitions accounted for as a purchase are included in our consolidated financial statements from the applicable date of the transaction.

IT Group Acquisition

During fiscal year 2002, we acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. and its subsidiaries. IT Group and one of its wholly-owned subsidiaries, Beneco, were subject to separate Chapter 11 bankruptcy reorganization proceedings and the acquisitions were completed pursuant to the bankruptcy proceedings. The acquisition of the IT Group assets was completed on May 3, 2002 and the acquisition of Beneco's assets was completed on June 15, 2002.

The IT Group was a leading provider of diversified environmental consulting, engineering, construction, remediation and facilities management services. The primary reasons for the acquisition were to diversify and expand our revenue base and to pursue additional opportunities in the environmental, infrastructure, and homeland security markets. We formed a new wholly-owned subsidiary, Shaw Environmental & Infrastructure, Inc., or Shaw E&I, into which we combined the acquired IT Group operations and our existing environmental and infrastructure operations.

The final purchase price included the following components (in thousands):

Cash, net of $13,694 of cash received at closing      $   39,756
1,671,336 shares of our common stock                      52,463
Assumption of the outstanding balances of
     debtor-in-possession financing we provided IT
     Group & Beneco                                       51,789
Transaction costs                                          9,519
                                                      ----------
                                                      $  153,527
                                                      ==========

We believe, pursuant to the terms of the acquisition agreements, that we have assumed only certain liabilities ("assumed liabilities") of the IT Group and Beneco as specified in the acquisition agreements. Further, the acquisition agreements also provide that certain other liabilities of the IT Group, including but not limited to, outstanding borrowings, leases, contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations or excluded liabilities, are specifically excluded from our transactions. We, however, cannot provide assurance that we do not have any exposure to the excluded liabilities because, among other matters, the bankruptcy courts have not finalized their validation of the claims filed with the courts. Additionally, we have not completed our review of liabilities that have been submitted to us for payment. Accordingly, our estimate of the value of the assumed liabilities may change as a result of the validation of the claims by the bankruptcy courts or other factors which may be identified during our review or processing of liabilities; however, we believe based on our review of claims filed that any such adjustment to the assumed liabilities will not be material.

The purchase price was subject to various adjustments, and the final allocation was completed on May 3, 2003. Any future adjustments will be reflected in operating results. The final allocation of cost is as follows (in thousands):

Accounts receivable and costs and earnings in excess of billings on
 uncompleted contracts                                                        $    248,281
Contract asset adjustments                                                           9,413
Property, plant and equipment                                                       21,633
Deferred income taxes                                                               65,293
Other assets                                                                        57,195
Goodwill                                                                           113,213
Customer relationship intangible                                                     2,016
Accounts payable and accrued expenses                                             (198,303)
Billings in excess of cost and estimated earnings on uncompleted contracts         (83,658)
Contract (liability) adjustments                                                   (52,842)
Accrued contract loss reserves                                                     (21,250)
Debt and bank loans                                                                 (7,464)
                                                                              ------------
        Purchase price (net of cash received of $13,694)                      $    153,527
                                                                              ============

The tax deductible portion of the goodwill recorded for the IT Group acquisition is approximately $36,000,000.

The final purchase price allocation for the IT Group acquisition differs from our preliminary purchase price allocation as we were able to obtain information on acquired contracts subsequent to the acquisition date and preliminary purchase price allocation that enabled us to perform a detailed contract review of those contracts and each contract position as of the acquisition date. Significant adjustments to our preliminary purchase price allocation include a $23,100,000 increase in accounts receivable and costs and earnings in excess of billings on uncompleted contracts, a $4,400,000 decrease in contract asset adjustments, a $5,300,000 decrease in contract liability adjustments and a $13,800,000 increase in accrued contract losses.

Prior to the acquisitions of the IT Group and Beneco, we entered into agreements with two surety companies. In exchange for our agreeing to complete certain of the IT Group's and Beneco's bonded contracts (i) the sureties paid us $13,500,000 in cash and (ii) the sureties assigned to us their rights to Debtor-in-Possession financing of approximately $20,000,000 that the sureties had provided to Beneco. The total value received from the sureties, including a net working capital position on these contracts of approximately $19,100,000, was recorded as deferred revenue as of August 31, 2002 (included in billings in excess of cost and estimated earnings on uncompleted contracts on the accompanying consolidated balance sheet). We recognized revenue of $22,700,000 and $5,934,000 in fiscal years 2003 and 2002, respectively, with the remaining $24,000,000 recorded as deferred revenue as of August 31, 2003.

We acquired a large number of contracts in progress and contract backlog for which the work had not commenced at the acquisition date. Under SFAS No. 141, construction contracts are defined as intangibles that meet the criteria for recognition apart from goodwill. These intangibles, like the acquired assets and liabilities, are required to be recorded at their fair value at the date of acquisition. We recorded these contracts at fair value using a market-based discounted cash flow approach. Related assets of $9,413,000 and liabilities of $52,842,000, as adjusted by allocation period adjustments as of May 3, 2003, have been established and are being amortized to contract costs over the estimated lives of the underlying contracts and related production backlog. The net amortization recognized during the years ended August 31, 2003 and 2002 was approximately $19,262,000 and $2,763,000, respectively, and has been reflected as a reduction in the cost of revenues, which resulted in a corresponding increase in gross profit. The activity related to these contract assets and liabilities is included in the table of Note 8.

The following summarized pro forma income statement data reflects the impact the acquisition of the IT Group would have had on the years ended August 31, 2002 and 2001, respectively, as if the acquisition had taken place at the beginning of the applicable fiscal year (in thousands, except per share amounts):


                                                                       UNAUDITED PRO-FORMA RESULTS
                                                                       FOR THE YEARS ENDED AUGUST 31,
                                                                          2002              2001
                                                                       ------------     ------------
Revenues                                                               $  3,765,242     $  3,216,412
                                                                       ============     ============
Net income (loss)                                                      $   (313,495)    $    134,019
                                                                       ============     ============
Basic earnings (loss) from continuing operations per common share      $      (7.47)    $       3.21
                                                                       ============     ============
Diluted earnings (loss) from continuing operations per common share    $      (7.47)    $       3.01
                                                                       ============     ============

The unaudited pro forma results for the years ended August 31, 2002 and 2001 have been prepared for comparative purposes only and do not purport to be indicative of the amounts that actually would have resulted had the acquisition occurred on September 1, 2000 or that may be realized in the future. Further, the diluted earnings (loss) per share for the years ended August 31, 2002 and 2001 excludes approximately 6,556,000 and 990,000 shares related to the LYONs and stock options because they were antidilutive.

The pro forma results for the year ended August 31, 2002 include charges of $217,400,000 recorded by the IT Group. The charges generally related to the reduction of accounts receivable to estimated net realizable value ($167,000,000), various employee accruals and write-off of assets ($22,500,000), legal and consulting expenses related to the IT Group's bankruptcy ($12,500,000) and write-off of notes receivable from employees ($5,000,000).

The pro forma results for the year ended August 31, 2001 include charges of $40,700,000 that primarily related to the reduction of accounts receivable to estimated net realizable value.

Other Acquisitions

On April 17, 2003, we acquired substantially all of the assets of Badger Technologies from Washington Group International, Inc. for approximately $17,700,000 in cash. Badger Technologies develops, commercializes and licenses petrochemical and petroleum refining-related technologies. Badger Technologies is being integrated into our Engineering, Construction & Maintenance segment (see Note 15). We recorded approximately $8,000,000 in goodwill and approximately $7,500,000 in intangible assets related to certain process technologies acquired in the acquisition. The allocation of the purchase price to goodwill and other intangibles is preliminary and subject to revision during the one-year allocation period.

On March 21, 2003, we acquired all of the common stock of Envirogen, Inc. for a cost of approximately $3,700,000, net of cash received. Envirogen, previously a publicly traded company, specializes in remediation of complex contaminants in soil and groundwater and has been integrated into our Environmental & Infrastructure segment. Approximately $4,500,000 of goodwill was recorded related to this transaction, based on our preliminary allocation of the purchase price which is subject to revision during the one-year allocation period.

On November 14, 2002, our Environmental & Infrastructure segment acquired the assets of LFG&E International, Inc. for a cash payment of approximately $1,200,000. Approximately $355,000 of goodwill was recorded related to this transaction. LFG&E provides gas well-drilling services to landfill owners and operators.

In December 2001, we acquired certain assets of PsyCor International, Inc. for $2,000,000. Acquisition costs were not material. The purchase method was used to account for the acquisition and substantially the entire purchase price was allocated to goodwill. PsyCor's primary business is developing information management systems.

In March 2001, we acquired the assets and certain assumed liabilities of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc., collectively SS&S. As of August 31, 2002, we had issued 170,033 shares (including purchase price protection reduced by purchase price adjustment and indemnity settlements) of our common stock (valued at approximately $6,200,000) as consideration for the transaction. We incurred approximately $160,000 of acquisition costs. This acquisition was accounted for under the purchase method of accounting and approximately $4,300,000 of goodwill was recorded. SS&S's primary business is structural steel, vessel, and tank fabrication.

On July 12, 2000, we completed the acquisition of certain assets and assumption of liabilities of PPM Contractors, Inc. Total consideration paid was 86,890 shares of our common stock valued at $2,012,000 and the assumption of certain liabilities. During fiscal 2002, we determined that PPM achieved certain target revenue levels as of December 31, 2001, and as a result, we owed additional consideration to PPM of approximately $2,000,000 pursuant to the terms of the acquisition agreement. Accordingly, we issued 83,859 shares of common stock to cover our obligation under the agreement and recorded additional goodwill of $2,000,000.

NOTE 5--INVENTORIES

The major components of inventories consist of the following (in thousands):

                                                                AUGUST 31,
                            --------------------------------------------------------------------------------
                                             2003                                    2002
                            --------------------------------------    --------------------------------------
                             Weighted                                  Weighted
                             Average         FIFO         Total         Average        FIFO          Total
                            ----------    ----------    ----------    ----------    ----------    ----------
         Finished Goods     $   29,660    $       --    $   29,660    $   33,583    $       --    $   33,583
         Raw Materials           7,976        38,950        46,926         3,144        51,249        54,393
         Work In Process           468         8,390         8,858           878        10,155        11,033
                            ----------    ----------    ----------    ----------    ----------    ----------
                            $   38,104    $   47,340    $   85,444    $   37,605    $   61,404    $   99,009
                            ==========    ==========    ==========    ==========    ==========    ==========

NOTE 6--INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED ENTITIES, JOINT VENTURES AND LIMITED PARTNERSHIPS

The balance sheet account Investment in Unconsolidated Entities includes the following (in thousands):


                                                                         AUGUST 31,
                                                                  ------------------------
                                                                     2003          2002
                                                                  ----------    ----------
Unconsolidated entities, accounted for under the equity method    $    4,569    $   11,574
Advances to unconsolidated entities                                    9,298         5,970
Unconsolidated entity, accounted for under cost method                 1,930         1,930
Joint ventures related to engineering, procurement and
     construction projects                                            17,376        18,255
                                                                  ----------    ----------
    Total                                                         $   33,173    $   37,729
                                                                  ==========    ==========

We own 49% of Shaw-Nass Middle East, W.L.L., a joint venture in Bahrain ("Shaw-Nass") which is accounted for on the equity basis. Shaw-Nass's operations include sales of fabricated pipe to Shaw EPC contracts in the Middle East. Undistributed earnings of $1,267,000 were included in our consolidated retained earnings as of August 31, 2002 and there were no undistributed earnings included in retained earnings as of August 31, 2003. Equity earnings from Shaw-Nass for the years ended August 31, 2003, 2002 and 2001 was $2,294,000, $1,152,000 and
$250,000, respectively. There were no contributions or distributions for the years ended August 31, 2003 and 2002.

In fiscal 2001, we formed EntergyShaw, L.L.C. with Entergy Corporation ("Entergy") with an initial investment of $2,000,000. EntergyShaw is an equally-owned and equally-managed company. EntergyShaw's focus was the construction of power plants for Entergy's wholesale operations; however, during fiscal 2002 Entergy announced that it was significantly reducing the scope of its construction program for its wholesale operations. As of August 31, 2003, the EntergyShaw joint venture has no active projects. We have a negative investment balance of $2,231,000 as of August 31, 2003 which we will fund to the extent necessary to complete the operations of the joint venture expected to occur in early 2004. We have received distributions from Entergy/Shaw of $485,000 and $2,000,000 for the years ended August 31, 2003 and 2002. We recognized earnings (losses) of $2,855,000, net of tax expense of $1,605,000, for the year ended August 31, 2002 and losses of $3,431,000, net of a tax benefit of $1,847,000 and $566,000, net of a tax benefit of $354,000 for the years ended August 31, 2003 and 2001, respectively.

During 2002, we invested approximately $3,096,000 to acquire a 49% interest in a new pipe fabrication joint venture in China which was formed in fiscal 2002. This China joint venture is in its early stages with incurred costs representing the building of a facility with our joint venture partner as well as the development of relationships with customers until the facility is running at full capacity which is scheduled in early calendar 2004. No undistributed earnings of Shaw China were included in our consolidated retained earnings at August 31, 2003 or 2002. A loss of $540,000, net of tax benefit of $290,000, was recognized from its operations for the year ended August 31, 2003. No earnings or loss was recognized for the year ended August 31, 2002.

In connection with the December 2000 sale of a cold storage and frozen food handling operation that was included in the Stone & Webster acquisition, we acquired an approximate 19.5% equity interest in the purchaser of the assets for an investment of $1,930,000. Since this equity interest is less than 20% and we do not exert any significant influence over the management of the operations, we do not recognize any income from this operation other than cash distributions. No such distributions have been made since its acquisition.

The following tables include summary financial information for unconsolidated entities accounted for under the equity method:

                                                               AT AUGUST 31,
                                                 2003                                 2002
                                   ---------------------------------    --------------------------------
                                                          OTHER                               OTHER
                                                      UNCONSOLIDATED                      UNCONSOLIDATED
                                    ENTERGY/SHAW         ENTITIES        ENTERGY/SHAW        ENTITIES
                                   --------------     --------------    --------------    --------------
         Current assets            $    2,462,409     $   15,238,845    $   15,451,228    $    9,571,132
         Current liabilities            9,665,861          7,051,168         6,915,205         7,217,010
                                   --------------     --------------    --------------    --------------
            Working capital            (7,203,452)         8,187,677         8,536,023         2,354,122

         Noncurrent assets                     --          6,410,395                --         6,339,493
         Noncurrent liabilities                --          4,265,471                --         7,217,010


                                                     FOR THE YEAR ENDED AUGUST 31,
                 -------------------------------------------------------------------------------------------------------
                               2003                                 2002                              2001
                 ----------------------------------    -------------------------------    ------------------------------
                                       Other                                Other                                Other
                                   Unconsolidated                       Unconsolidated                       Unconsolidated
                 Entergy/Shaw         Entities         Entergy/Shaw        Entities         Entergy/Shaw         Entities
                --------------     --------------     --------------    --------------     --------------     --------------
Revenues        $   43,411,911     $    7,847,358     $  137,773,879    $    5,349,308     $   20,041,354     $   14,013,732
Gross profit
(loss)             (13,465,174)          (356,457)        12,124,229        (1,670,959)            56,676          2,009,948

Net income
(loss)              (8,103,084)        (1,506,822)         6,310,375        (1,365,704)        (1,122,265)           500,099

The following table summarizes includes related party transactions with these unconsolidated entities included in our consolidated financial statements as of and for the years ended August 31, 2003 and 2002 and for the year ended August 31, 2001 (in thousands):

                                                                   ENTERGY/       CHINA JOINT
                                                   SHAW-NASS         SHAW           VENTURE          OTHER
                                                ---------------- --------------  -------------- ----------------
Revenue from unconsolidated entities:
    2003                                        $           632  $       32,000  $           -- $              8
    2002                                                     66         124,000              --               --
    2001                                                    230          17,000              --               --

Accounts receivable from unconsolidated
entities as of August 31,
    2003                                                     --           7,763             171               8
    2002                                                     --              32              --              --

Advances to unconsolidated entities as of
August 31,
    2003                                                  6,217              --           3,081              --
    2002                                                  5,970              --              --              --

Related party transactions include the sale of manufactured materials to Shaw-Nass and bundled engineering, procurement, and construction services provided to Entergy/Shaw. Our 49% share of profit on revenue from sales of manufactured materials to Shaw-Nass is eliminated. As of August 31, 2003, the China joint venture had a note receivable of $3,081,000 from a related Shaw entity. As of August 31, 2003, Shaw-Nass had accounts payable to a related Shaw entity of $198,000.

As is common in the engineering, procurement and construction industries, we execute certain contracts jointly with third parties through joint ventures. The investment balance represents our cash contributions and our share of the earnings from these investments (equity method of accounting). Our percentage share of revenues and costs from these entities are included in our consolidated statements of income (proportional consolidation).

NOTE 7--INVESTMENT IN SECURITIES AVAILABLE FOR SALE

In December 1998, we participated in the financing of a customer, Orion Refining Corporation, or Orion, by acquiring $12,500,000 of 15% Senior Secured Notes due December 1, 2003 (the 15% Notes) and preferred stock related thereto issued by Orion for the face value of the Notes.

In November 1999, we exchanged our 15% Notes for (i) $14,294,535 (representing the principal and accrued interest on our 15% Notes) of 10% Senior Secured Notes due November 15, 2004 (the "New Notes"), and (ii) shares of the customer's Class A Convertible Preferred Stock and exchanged the related preferred stock for shares of new Class C Convertible Preferred Stock, the amount and value of which are not material.

During fiscal 2001, we used $7,000,000 of the New Notes to satisfy certain transaction costs related to the acquisition of Stone & Webster.

During the year ended August 31, 2002, we determined that our investment in the New Notes had been permanently impaired. As a result, we wrote down our investment in these notes to their fair value, resulting in a charge to other expenses of approximately $2,450,000, reversed interest income in the fourth quarter of 2002 of $550,000 that had been previously recorded during fiscal 2002, and ceased recognizing interest income from the New Notes. At August 31, 2002, the investment was classified as available for sale at a value of approximately $6,600,000 on the accompanying balance sheet.

On May 13, 2003, Orion filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At this time, we carried $5,000,000 in claims receivable from Orion in addition to our investment of approximately $6,600,000. Based on our understanding of Orion's available assets and our security interest in those assets, we may not be able to realize significant recovery of these amounts. Therefore, we recognized a charge to other expense of approximately $11,600,000, representing the total carrying amount of both the investment and the receivables from Orion. In addition, we recognized a charge to other expense of approximately $750,000 related to the write-off of other uncollectible receivables.

At August 31, 2002, we also had equity securities available for sale aggregating $606,000. During the year ended August 31, 2002, we recorded impairment losses of $612,000 ($379,000 net of taxes) with respect to these securities. At August 31, 2002, we also reflected a $205,000 unrealized loss ($126,000, net of taxes) on these securities, as a component of other comprehensive income in shareholders' equity. The unrealized losses recorded in other comprehensive income reflect our view that there had been a temporary decrease in the value of these securities from their historical cost. We also reclassified a loss of $942,000 ($576,000, net of related taxes) to net income during the year ended August 31, 2001, due to an impairment loss on securities acquired in the Stone & Webster acquisition.

During the year ended August 31, 2003, we sold these securities, recognizing a pre-tax gain of $259,000, reflected in other income. At August 31, 2003, we had no material equity securities available for sale.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

Goodwill

Effective September 1, 2001, we adopted SFAS No. 141 and No. 142. Therefore, we ceased goodwill amortization in fiscal 2002. For the year ended August 31, 2001, goodwill amortization was $17,059,000.

SFAS No. 142 provides that prior year's results should not be restated for previous goodwill amortization. The following table presents our comparative operating results for the years ended August 31, 2003, 2002 and 2001 reflecting the exclusion of goodwill amortization expense in fiscal 2001(in thousands, except per share data):

                                                      FOR THE YEARS ENDED AUGUST 31,
                                               --------------------------------------------
                                                   2003            2002            2001
                                               ------------    ------------    ------------
Net income:

   As reported                                 $     20,866    $     98,367    $     60,997
   Goodwill amortization, net of tax effect              --              --          13,344
                                               ------------    ------------    ------------
  As adjusted                                  $     20,866    $     98,367    $     74,341
                                               ============    ============    ============

Basic earnings per share:
   Net income as reported                      $       0.55    $       2.41    $       1.52
   Goodwill amortization, net of tax effect              --              --             .33
                                               ------------    ------------    ------------
  As adjusted                                  $       0.55    $       2.41    $       1.85
                                               ============    ============    ============

Diluted earnings per share:
   Net income as reported                      $       0.54    $       2.26    $       1.46

   Goodwill amortization, net of tax effect              --              --             .32
                                               ------------    ------------    ------------
  As adjusted                                  $       0.54    $       2.26    $       1.78
                                               ============    ============    ============

In accordance with SFAS 142, we performed a goodwill impairment test upon adoption of SFAS 142 and we have performed an annual test in our fiscal third quarter of 2003 and 2002. These tests did not indicate impairment of goodwill.

The following table reflects the changes in the carrying value of goodwill from September 1, 2001 to August 31, 2003. During 2003, we recorded goodwill in connection with the acquisitions of LFG&E, Envirogen and Badger and various allocation period adjustments related to the final purchase price allocation of the IT Group and PsyCor acquisitions (see Note 4). During 2002, we recorded goodwill in connection with our acquisition of the IT Group, a reclassification of goodwill related to the Stone & Webster acquisition, goodwill recorded in connection with our acquisition of PsyCor and additional consideration paid to PPM which resulted in the recognition of additional goodwill related to this acquisition.

                                                                            Total
                                                                       (in thousands)
                                                                       --------------
       Balance at September 1, 2001                                    $      368,872
         IT Group acquisition                                                 113,308
         Reclassification related to Stone & Webster                           11,959
         PsyCor acquisition                                                     2,041
         Additional PPM costs                                                   1,971
         Currency translation adjustment                                          853
                                                                       --------------
       Balance at August 31, 2002                                      $      499,004
         Allocation period adjustments, net  - IT Group acquisition               (95)
         LFG&E  acquisition                                                       355
         Envirogen acquisition                                                  4,490
         Badger acquisition                                                     8,000
         Allocation period adjustments - Psycor acquisition                      (500)
         Currency translation adjustment                                          122
                                                                       --------------
       Balance at August 31, 2003                                      $      511,376
                                                                       ==============

Goodwill associated with the IT Group acquisition, which was acquired on May 3, 2002, and the PsyCor acquisition was preliminarily calculated as of August 31, 2002. Subsequent adjustments were made during the one-year allocation period as we obtained appraisals of the property, equipment and intangibles, including contract adjustments, customer relationship intangibles and proprietary technology. We purchased and completed our other valuation procedures, as discussed in Note 4.

The goodwill associated with the LFG&E, Envirogen and Badger acquisitions has been preliminarily calculated as of August 31, 2003. We expect to revise these balances during the one-year allocation period, as we have not obtained all necessary appraisals of the property and equipment we purchased or completed all of our other review and valuation procedures of the assets acquired and the liabilities assumed.

During fiscal 2002, we reclassified approximately $72,500,000 of goodwill to the Environmental & Infrastructure segment that was previously reflected in the ECM segment (formerly referred to as the Integrated EPC segment) (see Note 15).

Contract Adjustments and Loss Reserves

The following table presents the additions to and utilization/amortization of the fair value adjustments of acquired contracts (assets and liabilities) and accrued contract loss reserves for both the IT Group and Stone & Webster acquisitions on a combined basis for the periods indicated (in thousands):

                                                                 COST OF
                                 SEPTEMBER 1,    (ASSET) OR      REVENUES      AUGUST 31,
Year ended August 31, 2003          2002          LIABILITY      INCREASE/       2003
                                   BALANCE        INCREASE      (DECREASE)      BALANCE
                                  ----------     ----------     ----------     ----------
Contract (asset) adjustments      $  (12,150)    $    4,426     $    4,514     $   (3,210)
Contract liability adjustments        69,140         (5,252)       (31,337)        32,551
Accrued contract loss reserves        11,402         13,790        (15,334)         9,858
                                  ----------     ----------     ----------     ----------
Total                             $   68,392     $   12,964     $  (42,157)    $   39,199
                                  ==========     ==========     ==========     ==========

                                                               COST OF
                                  SEPTEMBER 1,   (ASSET) OR    REVENUES       AUGUST 31,
Year ended August 31, 2002          2001         LIABILITY     INCREASE/        2002
                                   BALANCE       INCREASE      (DECREASE)      BALANCE
                                  ----------    ----------     ----------     ----------
Contract (asset) adjustments      $       --    $  (13,839)    $    1,689     $  (12,150)
Contract liability adjustments        43,801        58,094        (32,755)        69,140
Accrued contract loss reserves         6,906         8,240         (3,744)        11,402
                                  ----------    ----------     ----------     ----------
Total                             $   50,707    $   52,495     $  (34,810)    $   68,392
                                  ==========    ==========     ==========     ==========

                                   SEPTEMBER 1,                         COST OF            AUGUST 31,
                                      2000           LIABILITY          REVENUES             2001
Year ended August 31, 2001           BALANCE          INCREASE         (DECREASE)           BALANCE
                                  --------------    --------------    --------------     --------------
Contract liability adjustments    $       75,764    $       38,118    $      (70,081)    $       43,801
Accrued contract loss reserves            30,725             5,400           (29,219)             6,906
                                  --------------    --------------    --------------     --------------
Total                             $      106,489    $       43,518    $      (99,300)    $       50,707
                                  ==============    ==============    ==============     ==============

All increases in the contract adjustments and accrued contract loss reserves in the year ended August 31, 2003 relate to the IT Group acquisition. For the year ended August 31, 2002, all increases in contract adjustments and accrued contract loss reserves relate to allocation period adjustments for the IT Group acquisition, with the exception of a $780,000 contract loss reserve increase, which reduced earnings in 2002, for a contract assumed in the Stone & Webster acquisition. The increases in the year ended August 31, 2001 relate to Stone & Webster allocation period adjustments. The contract (asset) adjustments are included in other current assets in the accompanying consolidated balance sheets.

Amortizable Intangibles

At August 31, 2003 and 2002, amortizable intangible assets, other than construction contract adjustments, consisted of proprietary ethylene technology acquired in the Stone & Webster transaction in 2000, ethyl and cumene technologies acquired in the Badger acquisition in 2003, which are being amortized over fifteen years on a straight-line basis and patents acquired in the IT Group which are being amortized over ten years on a straight-line basis. Additionally, we have a customer relationship intangible acquired in the IT Group acquisition, which is being amortized over ten years on a straight-line basis. The gross carrying values and accumulated amortization of these amortizable intangible assets for the years ended August 31, 2003 and 2002 are presented below (in thousands):


                              Proprietary        Proprietary          Customer           Customer
                              Technology -       Technology -        Relationship       Relationship
                             Gross Carrying      Accumulated        Gross-Carrying      Accumulated
                                 Amount          Amortization           Amount          Amortization
                             ---------------    ---------------     ---------------    ---------------
September 1, 2001 balance    $        28,600    $        (1,906)    $            --    $            --
   Annual amortization                    --             (1,906)                 --                 --
                             ---------------    ---------------     ---------------    ---------------
August 31, 2002 balance      $        28,600    $        (3,812)    $            --    $            --
   Allocation period
   adjustments, net                    7,561                 --               2,016                 --
   Annual amortization                    --             (1,906)                 --               (202)
                             ---------------    ---------------     ---------------    ---------------
August 31, 2003 balance      $        36,161    $        (5,718)    $         2,016    $          (202)
                             ===============    ===============     ===============    ===============

The annual amortization for our intangible assets not associated with contract acquisition adjustments is $2,412,000 related to the proprietary technology and $202,000 related to the customer relationship.

NOTE 9--LONG-TERM DEBT

Long-term debt consisted of (dollars in thousands):                                           AUGUST 31,
                                                                                   ---------------------------------
                                                                                       2003                  2002
                                                                                   --------------     --------------
Convertible Liquid Yield Option (TM) Notes, unsecured, zero coupon, 2.25%
   interest, due May 1, 2021, with early repurchase options by the holder,
   initially on May 1, 2004                                                        $      251,489     $      520,291

Senior Notes, unsecured, 10.75% interest, due March 15, 2010, issued at
   98.803% of face value, with early repurchase options for us                            250,136                 --

Note payable to an insurance company for professional liability insurance;
   unsecured; interest payable monthly at 3.9%; monthly payments of $425
   through May 2004                                                                         3,766                 --

 Note payable secured by real estate; interest payable monthly at Prime, plus
   100 (5.25% at August 31, 2003) monthly payments of $14, through March 2004;
   secured by real estate, a guaranty and IP with a book value of $4,522
   at August 31, 2003                                                                       1,993              2,051

Note payable; interest at 5%; secured by real estate with a book value of
   $2,300 at August 31, 2003                                                                  900                 --

Note payable to a bank; interest payable quarterly at 7.23%; quarterly payments of $52 through April 2005; secured by equipment with an
   approximate net book value of $86 as of August 31, 2002                                    338                513

Note payable to a former employee relating to a non-compete agreement; interest payable monthly at 7.125%; monthly payments of $21 until April
   2004; unsecured; see Note 18 - Related Party Transactions                                  162                392

Note payable to shareholders of an acquired business, due 2003                                 --                330
Other notes payable; interest rates ranging from 0% to 8.28%; payable in
   monthly installment; maturing through 2009                                                 835                715
                                                                                   --------------     --------------
Total debt                                                                                509,619            524,292
Less:  current maturities                                                                (258,758)            (3,102)
                                                                                   --------------     --------------
Total long-term portion of debt                                                    $      250,861     $      521,190
                                                                                   ==============     ==============

Annual maturities of long-term debt during each year ending August 31 are as follows (in thousands):


                             TOTAL
                        ---------------
2004                    $       258,758
2005                                342
2006                                 53
2007                                315
2008                                 15
Thereafter                      250,136
                        ---------------
Total                   $       509,619
                        ===============

Senior Notes

On March 17, 2003, we issued and sold $253,029,000 aggregate principal amount at maturity of 10-3/4% Senior Notes due 2010, or Senior Notes, which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows us to repurchase all or a portion of the notes at the following prices (as a percentage of maturity value) and dates:


                Call                            Price as Percentage of
          (Repurchase) Dates                        Maturity Value
    -----------------------------           --------------------------------
           March 15, 2007                             105.375%
           March 15, 2008                             102.688%
    March 15, 2009 until maturity                     100.000%

Additionally, prior to March 15, 2006, we may, at our option, utilize the net cash proceeds from one or more specified equity offerings, within ninety days of our receipt of the equity funds, to repurchase up to 35% of the then outstanding amount of Senior Notes at a price of 110.75% of the maturity value of the notes. Prior to March 15, 2007, we may, at our option, repurchase not less than all of the then outstanding notes at a price equal to the principal amount of the notes plus a specified applicable premium. Although the notes are unsecured, they are guaranteed by all of our material domestic subsidiaries.

We were required to register the notes with the Securities and Exchange Commission by September 13, 2003. The notes were not registered on this date, and, as a result, we will incur additional interest of 0.25% per annum, increasing by an additional 0.25% per annum after each consecutive 90-day period, up to a maximum additional interest rate of 1.50% above the 10-3/4% effective rate through the registration date. We expect to register the notes prior to the end of October 2003.

In connection with the issuance of the Senior Notes, we recorded approximately $8,800,000 of deferred debt issuance costs.

LYONs Convertible Securities

Effective May 1, 2001, we issued and sold $790,000,000 (including $200,000,000 to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes, or LYONs. The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The securities are a senior unsecured obligation and are convertible into our common stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain factors as defined in the agreement including but not limited to dividends or distributions payable on Common Stock, but will not be adjusted for accrued original issue discount. We realized net proceeds, after expenses, from the issuance of these securities of approximately $490,000,000. We used these proceeds to retire outstanding indebtedness and for general corporate purposes, including investment in AAA rated, short-term marketable securities held until maturity and cash equivalents.

On March 31, 2003, pursuant to a tender offer which commenced on February 26, 2003, we completed the purchase of LYONs with an amortized value of approximately $256,700,000 and an aggregate principal value of approximately $384,600,000 for a cost of approximately $248,100,000. The purchase, after expenses and the write-off of unamortized debt issuance costs of approximately $6,600,000, resulted in a net gain of approximately $2,000,000, included in other income for fiscal 2003. We used the total net proceeds, after fees, from the sale of the Senior Notes of approximately $241,000,000 and internal funds of approximately $6,700,000 to affect this repurchase.

During the fourth quarter of fiscal 2003, we repurchased additional LYONs with an amortized value of approximately $21,500,000 and an aggregate principal value of $32,000,000 for a cost of approximately $20,600,000. The purchase, after the write-off of unamortized debt issuance costs of approximately $150,000, resulted in a net gain of approximately $760,000, reflected in other income for the year ended August 31, 2003.

We have reflected the LYONs as current in the preceding maturity table as the holders of the debt have the right to require us to repurchase the debt on May 1, 2004 at the then-accreted value. We have the right to fund such repurchases with shares of our common stock (at the current market value), cash, or a combination of common stock and cash. The debt holders also have the right to require us to repurchase the debt for cash, at the then-accreted value, if there is a change in our control, as defined in the agreement, occurring on or before May 1, 2006. We may redeem all or a portion of the debt at the then-accreted value, through cash payments, at any time after May 1, 2006. Currently, we intend to redeem the LYONs with cash payments if the holders exercise their repurchase rights on May 1, 2004.

The estimated fair value of long-term debt as of August 31, 2003 and 2002 was approximately $466,300,000 and $413,000,000, respectively, based on recent sales of such debt as of August 31, 2003 and 2002.

During fiscal years 2003, 2002 and 2001, we recognized, $8,411,000, $9,079,000, and $5,515,000, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our LYONs, Senior Notes, and the Credit Facility. The LYONs costs are being amortized to the first repurchase date of the debt or May 1, 2004. As of August 31, 2003 and 2002, unamortized deferred financing fees related to the LYONs, Senior Notes, and Credit Facility were approximately $14,076,000 and $12,318,000, respectively.

NOTE 10--REVOLVING LINES OF CREDIT

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. The amendment reduced the Credit Facility to $250.0 million from $350.0 million; however, we may, by March 16, 2004, increase the credit limit to a maximum of $300.0 million by allowing one or more lenders to increase their commitment or by adding new lenders without the consent of existing lenders. The Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $250.0 million limit of this facility. We recorded deferred debt issuance costs of approximately $3.4 million related to the amendment of the Credit Facility. We have amended our Credit Facility to increase the available credit to $300.0 million and to amend certain of the covenants contained therein, as more fully described below. The effectiveness of this amendment is conditioned upon the completion of a $200.0 million equity offering announced on October 17, 2003.

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms "base rate" and "LIBOR rate" have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor's Rating Services and

Moody's Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) the base rate to 1.50% over the base rate. At August 31, 2003, the interest rate on the Credit Facility would have been either 5.00% (if the prime rate index had been chosen) or 3.62% (if the LIBOR rate index had been chosen). At August 31, 2003 and 2002, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $160.0 million and $183.8 million, respectively.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5.0 million that are not used to purchase a similar asset or for a like business purpose.

The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (except real estate and equipment). The Credit Facility contains certain financial covenants, including a leverage ratio (which changes after May 1, 2004, representing the initial date LYONs may be submitted by LYONs holders for repurchase -- see Note 9), a minimum fixed charge coverage ratio, defined minimum net worth, and defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the Senior Notes, (See Note 9). As of August 31, 2003, we were in compliance with the covenants contained in the Credit Facility. The most restrictive of these covenants is the leverage ratio of 3.5x, which is the ratio of outstanding debt to twelve month rolling EBITDA (as defined in the Credit Facility). As of August 31, 2003, our leverage ratio was 3.48x; however, as of August 31, 2003, we had cash available that could have been used to reduce outstanding debt in order to improve this ratio. In May 2004, this leverage ratio covenant requirements will change to 2.75x.

Conditioned upon the completion of our $200.0 million equity offering announced on October 17, 2003, the covenants contained in this facility are being amended to provide us with additional flexibility. The most significant of these changes includes:

      o a reduction in the minimum Adjusted EBITDA covenant from $135.0 million to $120.0 million on a rolling twelve month basis through November 2004;

      o an increase in the total debt to Adjusted EBITDA ratio from 2.75x to 3.0x as of May 2004; and


We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions.

The Credit Facility permits us to repurchase $10.0 million of our LYONs obligations. Additional LYONs repurchases are also permitted if, after giving effect to the repurchases, we have the availability to borrow up to $50.0 million under the Credit Facility and we have the required amounts of cash and cash equivalents. Prior to May 1, 2004, $100 million of cash and cash equivalents is required for purposes of this test and thereafter not less than $75.0 million. Pursuant to our most recent amendment, this requirement will be decreased to $75 million upon consummation of the proposed equity offering. Cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility.

As of August 31, 2003 and 2002, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $17.3 million and $15.5 million respectively. These subsidiaries had outstanding borrowings under these lines of approximately $1.3 million and $1.1 million, respectively, at a weighted average interest rate of approximately 4.25% and 5.0%, respectively, at August 31, 2003 and 2002. These subsidiaries also had outstanding letters of credit under these lines of $4.2 million and $6.7 million, respectively, at August 31, 2003 and 2002, leaving $11.8 million of availability under these lines at August 31, 2003.

At August 31, 2003 and 2002, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $160.1 million and $183.8 million, respectively. At August 31, 2003, the interest rate on this line of credit was either 5.00% (if the prime rate index had been chosen) or 3.62% (if the LIBOR rate index had been chosen). At August 31, 2002, the interest rate on this line of credit was either 4.75% (if the prime rate index had been chosen) or 3.32% (if the LIBOR rate index had been chosen). Our total availability under the Credit Facility at August 31, 2003 and 2002, is approximately $89.9 million and $166.2 million, respectively.

NOTE 11--INCOME TAXES

The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                                          AUGUST 31,
                                                                   ----------------------
                                                                     2003          2002
                                                                   --------      --------
Assets:
   Contract adjustments and accrued contract loss reserves         $ 22,136      $ 26,610
   Deferred revenue                                                  11,217        20,621
   Receivables                                                        8,619        14,690
   Net operating loss and tax credit carry forwards                  49,360        16,097
   Other expenses not currently deductible                            6,930        11,144
   Accrued severance                                                    875         3,206
   Tax basis of inventory in excess of book basis                       210           279
   Less:  valuation allowance                                        (3,418)       (1,034)
                                                                   --------      --------
       Total assets                                                  95,929        91,613

Liabilities:
   Goodwill                                                         (16,131)       (6,429)
   Property, plant and equipment                                    (20,134)      (20,337)
   Employee benefits and other expenses                              (3,338)       (6,396)
                                                                   --------      --------
       Total liabilities                                            (39,603)      (33,162)
                                                                   --------      --------
Net deferred tax assets                                            $ 56,326      $ 58,451
                                                                   ========      ========


Income (loss) before provision for income taxes for the years ended August 31 was as follows (in thousands):

                    2003          2002          2001
                 ---------     ---------     ---------
Domestic         $  16,215     $ 143,545     $ 104,146
Foreign             19,375         7,467        (4,467)
                 ---------     ---------     ---------
Total            $  35,590     $ 151,012     $  99,679
                 =========     =========     =========

The provision for income taxes for the years ended August 31 was as follows (in thousands):

                            2003        2002        2001
                          -------     -------     -------
Current - foreign         $ 1,195     $    --     $    --
Deferred                    8,950      48,093      36,863
State                       1,600       6,255       1,503
                          -------     -------     -------
Total                     $11,745     $54,348     $38,366
                          =======     =======     =======

We paid no federal income taxes in the years ended August 31, 2003 and 2002 primarily due to a taxable loss for the year ended August 31, 2003 and the utilization of operating losses resulting from the Stone & Webster acquisition in 2001 and the IT Group acquisitions in 2002.

A reconciliation of federal statutory and effective income tax rates for the years ended August 31 was as follows:


                                              2003      2002      2001
                                              ----      ----      ----
Statutory rate                                  35%       35%       35%
State taxes provided                            --         4        (1)
Foreign income taxed at different rates         (7)       (2)       (3)
Non-deductible goodwill                         --        --         7
R&D credits                                     (5)       (2)       --
Valuation allowance                              7        --        --
Other                                            3         1        --
                                              ----      ----      ----
                                                33%       36%       38%
                                              ====      ====      ====

As of August 31, 2003, for federal income tax return purposes, we had approximately $83,000,000 of U.S. net operating loss carryforwards available to offset future taxable income and approximately $7,100,000 of research and development credits available to offset future tax. The loss carryforwards expire beginning in 2017 through 2024 and the credits expire beginning in 2007 through 2009. As of August 31, 2003, our United Kingdom, Australian and Venezuelan operations had net operating loss carryforwards of approximately $5,060,000 and $2,650,000 and $6,810,000, respectively, which can be used to reduce future taxable income in those countries. SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that future reversals of existing taxable differences and future taxable income should be sufficient to realize all of our deferred tax assets, with the exception of the Australian and Venezuelan net operating loss carryforwards; therefore, a valuation allowance of $1,034,000 was established during fiscal 2002 against the related deferred tax benefit for Australian net operating loss and a valuation allowance of $2,384,000 was established during fiscal 2003 against the tax benefit for the Venezuela net operating loss that we believe will probably not be realized.

Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $20,590,000 at August 31, 2003. Currently, we do not expect these unremitted earnings to reverse and become taxable to us in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

NOTE 12--COMMON STOCK

We have one class of common stock. Each outstanding share of common stock which has been held for four consecutive years without an intervening change in beneficial ownership entitles its holder to five votes on each matter properly submitted to our shareholders for their vote, waiver, release or other action. Each outstanding share of common stock that has been held for less than four consecutive years entitles its holder to only one vote.

On July 31, 2001, we distributed a dividend of one Preferred Share Purchase Right, or Right, for each outstanding share of our common stock outstanding on that date. The Rights, which expire on July 9, 2011, will not prevent a takeover, but are designed to deter coercive or unfair takeover tactics, and are, therefore, intended to enable all of our shareholders to realize the long-term value of their investment. We anticipate that the Rights will encourage anyone seeking to acquire our company to negotiate with the Board of Directors prior to attempting a takeover.

The Rights, which are governed by a Rights Agreement dated July 9, 2001 between us and First Union National Bank, as Rights Agent, should not interfere with a merger or other business combination approved by our Board of Directors.

The Rights are attached to the our common stock and are exercisable only if a person or group (an "Acquiring Person") either (i) acquires 15% or more of our common stock or (ii) commences a tender offer, the consummation of which would result in ownership by the Acquiring Person of 15% or more of the common stock. The Board of Directors is authorized to reduce the 15% threshold to not less than 10% of the common stock.

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

In lieu of Preferred Shares, each Right holder (other than the Acquiring Person) will be entitled to purchase from us at the Right's then-current Exercise Price, shares of our common stock having a market value of twice such Exercise Price. In addition, if we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our outstanding common stock, each Right will entitle its holder to purchase at the Right's then-current Exercise Price, a number of the acquiring company's common shares having a market value of twice such Exercise Price, in lieu of acquiring Preferred Shares.

Further, after a group or person becomes an Acquiring Person, but prior to acquisition by such person of 50% or more of the our common stock, the Board of Directors may exchange all or part of the Rights (other than the Rights held by the Acquiring Person) for shares of common stock at an exchange ratio of one share of common stock for each Right.

Prior to the acquisition by an Acquiring Person of 15% or more of our common stock, the Rights are redeemable for $0.01 per Right at the option of the Board of Directors.

NOTE 13--LEASES

Capital leases

We lease furniture and fixtures (which include computer hardware and software) under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are depreciated using the straight-line method, except for certain software that is depreciated using the double declining balance method, over either the estimated useful lives of the assets or the lease terms, and interest expense is accrued on the basis of the outstanding lease obligations.

Assets acquired under capital leases, net of accumulated amortization, are $3,452,000 and $5,150,000 at August 31, 2003 and 2002, respectively, and related to leased furniture and fixtures. Accumulated amortization as of August 31, 2003 and 2002 was $1,804,000 and $1,222,000, respectively.

The following is a summary of future obligations under capital leases (in thousands).


                                          MINIMUM
For the year ending August 31:         LEASE PAYMENTS
                                       --------------
2004                                        $1,460
2005                                           459
2006                                           459
2007                                            --
2008                                            --
2009 & thereafter                               --
                                            ------
Total payments                               2,378
Less:  amount representing interest           (116)
                                            ------
  Total debt                                 2,268
Less:  current portion                      (1,378)
                                            ------
Total long-term portion of debt             $  884
                                            ======

Operating Leases

We lease certain offices, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases that were in effect as of August 31, 2003 require us to make the following estimated future minimum lease payments:

For the year ending August 31 (in thousands):
2004                                          $ 57,249
2005                                            44,060
2006                                            36,053
2007                                            28,720
2008                                            24,533
2009 and thereafter                             75,923
                                              --------
Total future minimum lease payments           $266,538
                                              ========

We also enter into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2003 are not included as part of total minimum lease payments.

The total rental expense for the fiscal years ended August 31, 2003, 2002, and 2001 was approximately $67,000,000, $56,000,000 and $36,000,000, respectively.

NOTE 14--CONTINGENCIES

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

     o warranty, requiring achievement of acceptance and performance testing levels;

     o liquidated damages, if the project does not meet predetermined completion dates; and

     o penalties or liquidated damages for failure to meet other cost or project performance measures.

We typically attempt to limit our exposure under these penalty provisions or liquidated damage claims to the contractual fee related to the work; however, in certain instances we can be exposed to more than the fee or profit earned under the terms of the contract.

We also assumed two contracts under which Stone & Webster was contractually obligated to pay a significant amount of liquidated damages or for which the scheduled project completion date was beyond the completion date agreed to with the customer. We included in total estimated contract costs on these two contracts approximately $24,600,000 related to estimated liquidated damage payments at the acquisition date. During the year ended August 31, 2002, based on the timing of estimated completion of one of the projects and the status of negotiations with the customer, we reduced total estimated costs for liquidated damages by approximately $10,200,000. We believe we will settle our estimated remaining exposure for liquidated damages on these two projects for the $14,400,00 we have outstanding in total estimated costs to complete these projects. We do not believe that there are any other contracts assumed in the Stone & Webster acquisition that will require us to pay a material amount of liquidated damages. However, the ultimate amount to be paid on these two projects and on other contracts with liquidated damages provisions will vary depending upon the actual completion dates compared to the currently scheduled completion dates and final negotiations with the customers.

We also have claims from customers as well as vendors, subcontractors and others which are considered in determining the gross margin on certain contracts subject to negotiation with these parties and/or subject to litigation (see Note
20).

Contingencies Related to the Stone & Webster Acquisition

On July 14, 2000, we purchased substantially all of the operating assets of Stone & Webster, a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. We also assumed approximately $740,000,000 of liabilities in connection with this acquisition.

We believe that, pursuant to the terms of the acquisition agreement, we assumed only certain specified liabilities. We believe that liabilities excluded from this acquisition include liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster's U.S. defined benefit plan (collectively, the excluded items). We, however, cannot provide assurance that we have no exposure with respect to the excluded items because, among other things, the bankruptcy court has not finalized its validation of claims filed with the court. The final amount of assumed liabilities may change as a result of the validation of claims process; however, we believe, based on our review of claims filed, that any such adjustment to the assumed liabilities will not be material.

Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2003 the amount of outstanding letters of credit was approximately $164,277,000, which was subsequently drawn down by approximately $14,100,000 on September 3, 2003, related to the Wolf Hollow project (see Note 20).

We have also provided guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheets. At August 31, 2003, we had guaranteed approximately $7,400,000 of bank debt or letters of credit and $46,500,000 of performance bonds with respect to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture. No liabilities were recorded related to these guarantees as of August 31, 2003.

Other Matters

In the normal course of business activities, we enter into contractual agreements with customers for certain construction services to be performed based on agreed upon reimbursable costs and labor rates. In some instances, the terms of these contracts provide for the customer's review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in proposed reductions in reimbursable costs and labor rates previously billed to the customer. Additionally, we perform work for the U.S. Government that is subject to continuing financial and operating reviews by governmental agencies. We do not believe that any such reviews will result in a material change to our financial position or results of operations.

We maintain liability and property insurance against various risks in such amounts as we consider necessary or adequate in the circumstances. However, certain risks are either not insurable or insurance is available at rates which are considered uneconomical.

In the normal course of business, we become involved in various litigation matters including, claims by third parties for alleged property damages, personal injuries, and other matters. We have estimated our potential exposure, net of insurance coverage, and have recorded reserves in our financial statements as appropriate. We do not anticipate that the differences between our estimated outcome of these claims and future actual settlements could have a material effect on our financial position or results of operations.

NOTE 15--BUSINESS SEGMENTS, OPERATIONS BY GEOGRAPHIC REGION AND MAJOR CUSTOMERS

Business Segments

Effective February 28, 2003, we reorganized our operations, resulting in a change in our operating segments. Prior to February 28, 2003, we reported in three segments: Environmental & Infrastructure, Integrated EPC Services and Manufacturing & Distribution. Effective February 28, 2003, we segregated our business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental and Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from our previously reported segments is that pipe fabrication and related operations were moved from the segment previously reported as the Integrated EPC Services segment to the segment previously reported as the Manufacturing and Distribution segment, resulting in the new ECM segment and the new Fabrication, Manufacturing and Distribution segment, respectively. The segment information has been restated for fiscal 2002 and 2001 to conform to the fiscal 2003 presentation.

As a result of the IT Group acquisition, we formed the E&I segment that provides environmental consulting, engineering, construction, remediation and facilities management services (primarily for government and military facilities). Revenues from environmental and infrastructure operations and related expense items that had been reported in the ECM segment, previously referred to as the Integrated EPC services segment, for the year ended August 31, 2001 (as well as for the periods in fiscal 2002, prior to the IT Group acquisition) have been estimated and reclassified to the E&I segment in the table below. In addition, goodwill of approximately $72,500,000 was allocated to the E&I segment during 2002 from the ECM segment and goodwill of $113,213,000 was recorded in connection with the IT Group acquisition. It was not practical to develop this information for fixed asset and long-lived asset purchases.

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants and manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings. We operate several pipe fabrication facilities in the United States and abroad. We also operate a manufacturing facility that provides products for our pipe services operations, as well as to third parties. In addition, we operate several distribution centers in the United States, which distribute our products to third parties.

Business Segment Data

The following table presents information about segment profit and assets (in thousands):


                                                                               FABRICATION,
                                              ENGINEERING,                     MANUFACTURING
                                              CONSTRUCTION   ENVIRONMENTAL&        AND
                                            AND MAINTENANCE  INFRASTRUCTURE    DISTRIBUTION      CORPORATE           TOTAL
                                            ---------------  --------------    ------------      -----------      -----------
FISCAL 2003
Revenues from external customers              $ 1,840,291      $ 1,203,795      $   262,676      $        --      $ 3,306,762
Intersegment revenues                              31,561            4,023            7,307               --           42,891
Interest income                                     2,523              263               79            2,541            5,406
Interest expense                                    1,212              276               17           30,535           32,043
Depreciation and amortization                      22,447            6,229            6,834            9,295           44,805
Income (loss) before income taxes                  (1,775)          88,119           16,540          (67,294)          35,590

Earnings (loss) from unconsolidated
   entities                                            --            1,686           (1,234)          (3,431)          (2,979)

Goodwill                                          298,486          188,432           24,458               --          511,376
Total assets                                      739,941          550,789          274,512          465,533        2,030,775
Investment in and advances to equity
    method investees (excluding EPC
    joint ventures)                                    --            1,600           14,498           (2,231)          13,867
Purchases of property and equipment                 4,285            8,145            4,862            8,929           26,221
Increases in other assets, long-term,
net                                                34,144             (992)           1,090            4,966           39,208

FISCAL 2002
Revenues from external customers              $ 2,276,419      $   489,783      $   404,494      $        --      $ 3,170,696
Intersegment revenues                               9,484              274            5,376               --           15,134
Interest income                                     1,849              132              112            9,425           11,518
Interest expense                                    1,269              272               19           21,468           23,028
Depreciation and amortization                       9,822            2,672            7,544            8,560           28,598
Income before income taxes                        118,207           36,469           54,557          (58,221)         151,012

Earnings (loss) from unconsolidated
   entities                                            --               --           (1,152)           2,855            1,703

Goodwill                                          289,347          185,825           23,832               --          499,004
Total assets                                    1,002,072          641,121          316,097          458,664        2,417,954
Investment in and advances to equity
    method investees (excluding EPC
    joint ventures)                                    --               --           14,856            4,618           19,474
Purchases of property and equipment                10,470            4,276            4,509           54,691           73,946
Increases in other assets, long-term,
 net                                               (1,275)          31,971             (746)           6,768           36,718

FISCAL 2001
Revenues from external customers              $ 1,011,941      $   186,216      $   340,775      $        --      $ 1,538,932
Intersegment revenues                               2,247               --               --               --            2,247
Interest income                                     1,586               --              172            6,988            8,746
Interest expense                                       --               --               --           15,680           15,680
Depreciation and amortization                      25,294            4,262            7,381            2,803           39,740
Income before income taxes                         83,923           15,563           44,258          (43,850)          99,894

Earnings (loss) from unconsolidated
   entities                                            --               --              250             (566)            (316)

Goodwill                                          285,049           70,117           13,706               --          368,872
Total assets                                      778,007          128,362          265,747          532,182        1,704,298
Investment in and advances to equity
    method investees (excluding EPC
    joint ventures)                                    --               --           13,137            2,141           15,278
Purchases of property and equipment                 2,846               --            7,970           27,305           38,121
Increases in other assets, long-term,
 net                                              (32,569)              --            1,494           11,269          (19,806)

Segment net income before taxes does not include any corporate management fees. Prior to the restructuring of our segments, we included these fees in each segment's income before income taxes. As previously stated, we have restated prior year's data to conform to the current year presentation, including the elimination of these management fees.

Corporate charged management fees of $52,684,000 and $31,080,000 to our segments for the years ended August 31, 2002 and 2001.

In fiscal 2003, Corporate began allocating certain depreciation to our segments; however, the assets remain at Corporate. The total depreciation allocated was $12,208,000 to the ECM segment and $44,000 to the E&I segment.

A reconciliation of total segment assets to total consolidated assets is as follows (in thousands):

                                                                                    AUGUST 31,
                                                                  ---------------------------------------------
                                                                      2003             2002             2001
                                                                  -----------      -----------      -----------
         Total segment assets                                     $ 2,030,775      $ 2,417,954      $ 1,704,298
         Elimination of intercompany receivables                      (13,385)        (109,289)         (24,939)
         Income tax entries not allocated to segments                 (33,277)          (7,271)          23,336
         Other consolidation adjustments and eliminations               2,002             (248)            (841)
                                                                  -----------      -----------      -----------
         Total consolidated assets                                $ 1,986,115      $ 2,301,146      $ 1,701,854
                                                                  ===========      ===========      ===========

Operations by Geographic Region

The following tables present geographic revenues and long-lived assets (in thousands):



                                                 FOR THE YEARS ENDED AUGUST 31,
                                           ----------------------------------------
                                              2003           2002           2001
                                           ----------     ----------     ----------
REVENUES:
  United States                            $2,812,232     $2,756,332     $1,210,366
  Canada                                      127,684        108,186         79,347
  China                                       163,781         90,243         41,767
  Other Asia/Pacific Rim countries             57,847         58,099         75,368
  United Kingdom                               76,569         88,782         71,598
  Other European countries                     25,524         14,930         14,799
  South America and Mexico                     15,212         27,839         23,071
  Middle East                                  11,950         10,764          3,039
  Other                                        15,963         15,521         19,577
                                           ----------     ----------     ----------
                                           $3,306,762     $3,170,696     $1,538,932
                                           ==========     ==========     ==========



                                              AUGUST 31,
                                  ----------------------------------
                                    2003         2002         2001
                                  --------     --------     --------
LONG-LIVED ASSETS:
  United States                   $324,575     $293,503     $156,530
  United Kingdom                     6,854       14,078       18,873
  Other foreign countries           29,749       47,261       44,939
                                  --------     --------     --------
                                  $361,178     $354,842     $220,342
                                  ========     ========     ========


Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, such as deferred income taxes and securities available for sale.

Information about Major Customers

Our customers are principally major multi-national industrial corporations, independent and merchant power producers, governmental agencies and equipment manufacturers. For the years ended August 31, 2003 and 2002 revenues from two customers owned or controlled by the same company totaled approximately $436,000,000 or 13% and $676,000,000 or 21%, respectively, of our revenues. For the years ended August 31, 2003, 2002 and 2001, revenues from U.S. Government agencies or entities owned by the U.S. Government totaled approximately $948,900,000 (29% of revenues), $363,000,000 (11% of revenues) and $183,000,000
(12% of revenues), respectively.

Export Revenues

For the years ended August 31, 2003, 2002 and 2001 we have included as part of our international revenues approximately $280,666,000, $215,000,000 and $167,000,000, respectively, of exports from our domestic facilities.

NOTE 16--EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.


                                                                   FOR THE YEARS ENDED AUGUST 31,
                                                                 ----------------------------------
                                                                   2003         2002         2001
                                                                 --------     --------     --------
BASIC:

Net income available to common shareholders and used for
 basic computation                                               $ 20,866     $ 98,367     $ 60,997
                                                                 ========     ========     ========

Weighted average common shares (basic)                             37,914       40,834       40,127
                                                                 ========     ========     ========

Basic earnings per common share
                                                                 $   0.55     $   2.41     $   1.52
                                                                 ========     ========     ========

DILUTIVE:
Income available to common shareholders                          $ 20,866     $ 98,367     $ 60,997
Interest on convertible debt, net of taxes                             --       10,697           --
                                                                 --------     --------     --------
Net income for diluted computation                               $ 20,866     $109,064     $ 60,997
                                                                 ========     ========     ========

Weighted average common shares (basic)                             37,914       40,834       40,127
Effect of dilutive securities:
Convertible debt                                                       --        6,556           --
Stock options                                                         441          848        1,595
Escrow shares                                                          --           --          106
                                                                 --------     --------     --------
Adjusted weighted average common shares and assumed
 conversions                                                       38,355       48,238       41,828
                                                                 ========     ========     ========

Diluted earnings per common share
                                                                 $   0.54     $   2.26     $   1.46
                                                                 ========     ========     ========


We had approximately 1,705,584, 142,000, and 7,500, of stock options at August 31, 2003, 2002, and 2001, respectively, which were excluded from the calculation of diluted earnings per share because they were antidilutive. Under this method, for the year ended August 31, 2002, we have reported diluted earnings per share to reflect approximately 6,556,000 additional shares on the basis that the LYONs would be converted into common stock at a rate of 8.2988 shares per $1,000 maturity value. For the years ended August 31, 2003 and 2001, approximately 5,154,000 and 2,209,000, respectively, incremental shares at the stated conversion price related to LYONs convertible debt were excluded from the calculation of diluted earnings per share because they were antidilutive. The dilutive impact of the LYONs has not been determined based on the redemption of the LYONs in common stock as we believe we have the ability and have demonstrated intent to redeem the LYONs in cash. If some or all of the LYONs were redeemed in stock, the incremental dilutive shares would be (in proportion to the portion converted) significantly greater than the dilution based upon the conversion terms reflected above. In addition, we currently have plans for an offering of common stock with the proceeds to be used to tender the outstanding LYONs. Such offerings if consummated would likely result in significant dilution in earnings per share in fiscal 2004.

NOTE 17--EMPLOYEE BENEFIT PLANS

We have a 1993 Employee Stock Option Plan, or the 1993 Plan, under which both qualified and non-qualified options and restricted stock may be granted. As of August 31, 2003, approximately 3,844,000 shares of common stock were authorized for issuance under the 1993 Plan. The 1993 Plan is administered by a committee of the Board of Directors, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. Generally, the exercise price of any option granted under the 1993 Plan cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed 10 years. Both qualified options and non-qualified options have been granted under the 1993 Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares. At August 31, 2003, there were no restricted shares of stock.

In conjunction with the Stone & Webster acquisition, we established the Stone & Webster Acquisition Stock Option Plan, or the Stone & Webster Plan. The purpose of this plan was to award options to our employees who were not officers of our company, as defined in the plan documents, and who were either (a) employed by our company as a result of the Stone & Webster acquisition or (b) instrumental to the Stone & Webster acquisition. At August 31, 2002, 1,071,000 shares of common stock were authorized for issuance under this plan. The Stone & Webster Plan is administered by a committee of our Board of Directors, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Stone & Webster Plan cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed 10 years. Only non-qualified options have been granted under the Stone & Webster Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

During fiscal 2001, we established the 2001 Employee Incentive Compensation Plan, or the 2001 Plan, under which both qualified and non-qualified stock options, stock appreciation rights, performance shares and restricted stock may be granted. As of August 31, 2003, approximately 3,500,000 shares of common stock were authorized for issuance under the 2001 Plan as the Board of Directors authorized 1,500,000 shares of common stock during 2003 in addition to the 2,000,000 shares of common stock authorized upon adoption of the 2001 Plan. The 2001 Plan is administered by a committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award, and terms, conditions, performance measures, and other provisions of the award. The exercise price of any option granted under the 2001 Plan cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed 10 years. Both qualified options and non-qualified options have been granted under the 2001 Plan. The options awarded under the 2001 Plan vest in 25% annual increments beginning one year from the date of award.

All options and other grants issued under the Stone & Webster Plan and the 2001 Plan become fully exercisable upon a change in control of our company.

In fiscal 1997, we adopted a Non-Employee Director Stock Option Plan, or the Directors' Plan. Members of the Board of Directors who are not or were not an officer or employee of our company during the one year period preceding the date the director is first elected to the Board of Directors are eligible to participate in the Directors' Plan. Committees of two or more members of the Board of Directors who are not eligible to receive grants under the Directors' Plan administer this plan. Upon adoption, options to acquire an aggregate of 40,000 shares of common stock were issued. These options vested in 25% annual increments beginning one year from the date of award. Additionally, each eligible director is granted an option to acquire 1,500 shares of common stock on an annual basis upon his election or re-election to the Board of Directors. These options vest one year after the date of award. A total of 150,000 shares of common stock have been authorized for issuance under the Directors' Plan.

The following table summarizes the activity in our stock option plans:



                                          WEIGHTED
                                          AVERAGE
                                           SHARES     EXERCISE PRICE
                                         ----------   --------------
Outstanding at September 1, 2000          3,985,736      $13.198
      Granted                               115,000       36.904
      Exercised                            (606,863)       5.389
      Canceled                             (282,500)      13.186
                                         ----------      -------
Outstanding at August 31, 2001            3,211,373      $15.503
      Granted                               845,000       26.283
      Exercised                            (235,190)       9.611
      Canceled                              (21,750)      21.816
                                         ----------      -------
Outstanding at August 31, 2002            3,799,433      $18.226
      Granted                             1,298,100       14.381
      Exercised                            (119,194)       4.198
      Canceled                             (309,500)      24.719
                                         ----------      -------
Outstanding at August 31, 2003            4,668,839      $ 17.30
                                         ----------      -------
Exercisable at August 31, 2003            2,388,615      $ 15.63
                                         ==========      =======



The following table summarizes information about stock options outstanding as of August 31, 2003:

                                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                  -------------------------------------------------   -----------------------------
                                                       WEIGHTED         WEIGHTED                         WEIGHTED
                                                        AVERAGE          AVERAGE                          AVERAGE
             RANGE OF                 NUMBER           REMAINING         EXERCISE         NUMBER         EXERCISE
          EXERCISE PRICE            OUTSTANDING      CONTRACT LIFE        PRICE        EXERCISABLE        PRICE
     -------------------------    ---------------   ---------------    ------------   --------------   ------------
         $  3.375 -  $   8.333            845,989      5.83     Yrs       $ 4.35280          842,989    $    4.3392
         $  8.334 -  $  13.292            207,000      8.24     Yrs       $ 9.93080           61,000    $   10.7300
         $ 13.293 -  $  18.250          1,115,600      9.57     Yrs       $ 15.0391            5,000    $   16.9800
         $ 18.251 -  $  23.209          1,660,250      7.64     Yrs       $ 20.9505        1,241,251    $   20.9413
         $ 23.210 -  $  28.167            655,000      8.97     Yrs       $ 25.9307          167,750    $   25.9114
         $ 28.168 -  $  33.126             97,500      8.73     Yrs       $ 30.6206           24,375    $   30.6206
         $ 33.127 -  $  38.084             25,000      7.29     Yrs       $ 33.8700           11,250    $   33.8167
         $ 38.085 -  $  43.043             55,000      7.38     Yrs       $ 41.5000           31,250    $   41.5000
         $ 43.044 -  $  48.001              2,500     22.25     Yrs       $ 44.2900            1,250    $   44.2900
         $ 48.002 -  $  52.960              5,000     11.29     Yrs       $ 51.5100            2,500    $   51.5100
                                        ---------                                          ---------
                                        4,668,839      8.01     Yrs       $ 17.2990        2,388,615    $   15.6347

We sponsor a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute a percentage of annual compensation, subject to an annual limit as determined under federal law, with our matching 50% of the employee's eligible contribution up to 6% of the employee's annual compensation. Our expense for this plan for the years ended August 31, 2003, 2002, 2001, was approximately $10,800,000, $8,000,000 and
$5,700,000, respectively. Our 401(k) profit sharing plans offer the employees a number of investment choices, including investments in our common stock. The plan purchases these shares on the open market. At August 31, 2003 and 2002, our 401(k) plan owned 860,343 and 497,238 shares, respectively, of our common stock. The fair value of the common stock owned by the 401(k) plan was $7,623,000 as of August 31, 2003.

We have other defined contribution plans at certain of our domestic and foreign locations. These plans allow the employees to contribute a portion of their earnings with us matching a percentage of the employee's contributions. The amounts contributed by the employee and by us vary by plan. Our expense for these plans was approximately $831,000, $1,200,000 and $700,000, for the years ended August 31, 2003, 2002, and 2001, respectively.

Our subsidiaries in the U.K. and Canada have defined benefit plans covering their employees. The first U.K. plan is a salary-related plan for certain employees and admittance to this plan is now closed. The employees in this plan contribute 7% of their salary. Our contribution depends on length of service, the employee's salary at retirement, and the earnings of the plan's investments. If the plan's earnings are sufficient, we make no contributions. The Canadian plan is noncontributory, and the benefits are based primarily on years of service and employees' career average pay; admittance to this plan is now closed. Our policy is to make contributions equal to the current year cost-plus amortization of prior service cost. The second U.K. plan is contributory and the benefits are based primarily on years of service and employees' average pay during their last ten years of service. For the years ended August 31, 2003, 2002, and 2001, we recognized income (expense) of approximately, $(3,921,000), $(1,005,000) and $533,000, respectively, related to these plans.

At August 31, 2003 and 2002, we recorded pension plan liabilities of $20,922,000 and $10,180,000 for our three defined benefit retirement plans. This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. In accordance with SFAS No. 87,"Employers Accounting for Pensions", the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is, therefore, reflected, net of tax, as a component of comprehensive income in the Statement of Changes in Shareholders' Equity.

The following table sets forth the pension cost for the defined benefit plans we have sponsored and the plans' funded status as of August 31, 2003, 2002, and 2001 in accordance with the provisions of SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (in thousands):


                                                                FOR THE YEARS ENDED AUGUST 31,
                                                            ------------------------------------
                                                             2003          2002          2001
                                                            --------     ---------      --------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at the start of the
 year                                                       $ 90,123     $  78,526      $ 75,593
Service cost                                                   2,248         1,818         1,865
Interest cost                                                  5,186         4,676         4,675
Member's contributions                                           811           714           659
Actuarial loss/ (gain)                                         3,337         3,532           403
Benefits paid                                                 (4,584)       (3,740)       (4,114)
Foreign currency exchange rate changes                         2,769         4,597          (555)
                                                            --------     ---------      --------
Projected benefit obligation at the end of the year           99,890        90,123        78,526
                                                            --------     ---------      --------

CHANGE IN PLAN ASSETS
Fair value of the assets at the start of the year             68,764        73,554        82,013
Actual return on plan assets                                   4,357        (6,953)       (6,137)
Employer contributions                                         2,366         1,752         1,868
Employee contributions                                           811           714           659
Benefits Paid                                                 (4,584)       (3,740)       (4,114)
Foreign currency exchange rate changes                         2,263         3,437          (735)
                                                            --------     ---------      --------
Fair value of the assets at the end of the year               73,977        68,764        73,554
                                                            --------     ---------      --------

Funded status                                                (25,913)      (21,359)       (4,972)
Unrecognized net loss/ (gain)                                 31,934        28,396        10,147
Adjustment to recognize minimum liability                    (20,922)      (10,180)           --
                                                            --------     ---------      --------
Prepaid (accrued) benefit cost                              $(14,901)    $  (3,143)     $  5,175
                                                            ========     =========      ========

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate at end of the year                             5.5-6.0%      5.5-6.5%      6.0-6.5%
Expected return on plan assets for the year                 7.0-7.75%    7.75-8.75%     8.0-8.75%
Rate of compensation increase at end of the year             4.4-5.0%      4.4-5.0%      4.5-5.0%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                $  2,248     $   1,818      $  1,865
Interest cost                                                  5,186         4,676         4,675
Expected return on plan assets                                (5,349)       (6,291)       (6,924)
Other                                                          1,836           802          (149)
                                                            --------     ---------      --------
Total net periodic benefit cost (income)                    $  3,921     $   1,005      $   (533)
                                                            ========     =========      ========

For pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2003 and 2002, the accumulated benefit obligation was $89,274,000, and $81,399,000 for the years ended August 31, 2003 and 2002, respectively.

We have a defined benefit pension plan for certain employees of our Connex subsidiary. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan's benefit formulas generally base payments to retired employees upon their length of service. The pension plan's assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2003 and 2002, the fair market value of the plan assets was $1,234,000 and $1,185,000, respectively, which exceeded the estimated projected benefit obligation.

NOTE 18--RELATED PARTY TRANSACTIONS

We have entered into employment agreements with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Executive Vice-President and Chairman of the Executive Committee. Under the terms of the agreements, the executives are entitled to receive their base salaries, bonuses and other employee benefits for the periods of time specified therein. In the event of termination of employment as a result of certain reasons (including a change in control of our company), the executives will be entitled to receive their base salaries and certain other benefits for the remaining term of their agreement and all options and similar awards shall become fully vested. Additionally, in the event of an executive's death, his estate is entitled to certain payments and benefits.

In 2001, our employment agreement with our Chief Executive Officer was amended to provide a non-compete clause upon the Chief Executive Officer's separation from our company. The amount of the non-compete payment will be $15,000,000 and was based upon an outside study of the fair value of non-compete provisions. We also agreed to set aside $5,000,000 per year of our funds in fiscal 2001 through 2003 in order to fund this obligation, and, therefore, as of August 31, 2003 and 2002, $15,000,000 and $10,000,000 are included in other long-term assets in the accompanying consolidated balance sheets. The $15,000,000 payment is due upon the Chief Executive Officer's separation for any reason from our company, or upon change in control. Upon separation from our company, we will amortize the payment over the non-compete period.

Upon hiring certain senior managers, we paid signing bonuses that are repayable should the employee voluntarily terminate prior to a prescribed time. These repayment obligations are evidenced by non-interest bearing loan agreements that are forgiven over time. The impact of discounting such loans to record interest income is not significant. The balance of the senior management loan receivables as of August 31, 2003, 2002, and 2001 was approximately $1,883,000, $3,463,000, and $789,000, respectively. There are no loans outstanding to the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. In the ordinary course of business, we have also made other loans to other employees. All of these loan balances are included in other assets.

During fiscal 1996, we entered into a non-competition agreement with a key employee of an acquired business. A related asset totaling approximately $126,000 (net of accumulated amortization of $1,842,000) is included in other assets and is being amortized over eight years using the straight-line method. A note payable to the executive for this agreement is included in long-term debt (see Note 9).

During fiscal 2002 and 2001, one of our directors was the majority owner of a construction company that was used primarily as a subcontractor. He also had a minority interest in a company that provided services to the contractor for one of our leased buildings; the director divested himself of this interest in fiscal 2002. During fiscal 2002, we made total payments of approximately $20,825,000 to the two companies and owed one of the companies approximately $7,750,000 as of August 31, 2002. The contract with this construction company was terminated as a result of a project cancellation and no payments were made pursuant to it in 2003. During fiscal 2001, we made payments of approximately $266,000 to one of these companies.

Effective August 1, 2002, we entered into a five-year watercraft lease with a corporation owned by an executive officer of one of our operating divisions. The lease payments are $10,000 per month.

NOTE 19--FOREIGN CURRENCY TRANSACTIONS

As of August 31, 2003, all of our significant foreign subsidiaries maintained their accounting records in their local currency (primarily British pounds, Venezuelan Bolivars, Australian and Canadian dollars, and the Euro). The currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income (loss)," a component of shareholders' equity, in accordance with SFAS No. 52, "Foreign Currency Translation," and SFAS No. 130, "Reporting Comprehensive Income." Foreign currency transaction gains or losses are credited or charged to income. At August 31, 2003 and 2002, cumulative foreign currency translation adjustments related to these subsidiaries reflected as a reduction to shareholders' equity amounted to $6,395,000 and $8,941,000, respectively; transaction gains and losses reflected in income were a gain of $135,000 during fiscal 2003 and losses of $1,158,000 and $41,000 during fiscal 2002 and 2001, respectively.

Prior to fiscal 2002, we had used the U.S. dollar as opposed to the Venezuelan Bolivar as the functional reporting currency of our Venezuelan subsidiaries because the Venezuela economy was measured as highly inflationary as defined by SFAS No. 52. Accordingly, pursuant to SFAS No. 52, we had previously translated the assets and liabilities of our Venezuelan subsidiaries (which are denominated in Venezuelan Bolivars) into U.S. dollars using a combination of current and historical exchange rates. We began to use the Venezuelan Bolivar as the functional reporting currency of our Venezuelan subsidiaries in fiscal 2002 because we had determined that the Venezuelan economy no longer met the criteria of a highly inflationary economy as set forth in SFAS No. 52. As of August 31, 2003 and 2002, we translated all assets and liabilities at the August 31, 2003 and 2002 exchange rates. Our wholly-owned subsidiaries in Venezuela had total assets of approximately $7,632,000 and $10,500,000 denominated in Venezuelan Bolivars as of August 31, 2003 and 2002, respectively.

During the year ended August 31, 2001, we recorded losses of approximately $673,000, in translating the assets and liabilities of our Venezuelan subsidiaries into U.S. dollars. These losses are reported as reductions to revenues because they were partially offset by inflationary billing provisions in certain of our contracts. Similar translation losses recorded against income in the first quarter of fiscal 2002 (prior to changing the functional reporting currency to the Venezuelan Bolivar) were not material.

NOTE 20--CLAIMS ON MAJOR CONTRACTS

General Discussion of Claims on Contracts

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Backcharges and claims from vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated.

We refer to these claims from customers and backcharges and claims from vendors, subcontractors and others as "claims." As a result, the recording of claims increases gross margin or reduces gross loss on the related projects in the periods the claims are reported.

When calculating the amount of total gross margin or loss on a contract, we include claims from our customers as revenue and claims from vendors, subcontractors and others as reductions in cost of revenues when the collection is deemed probable and the amounts can be reliably estimated. Including claims in this calculation increases the gross margin (or reduces the loss) that would otherwise be recorded without consideration of the claims. Claims are recorded to the extent of costs incurred and include no profit element. In substantially all cases, the claims included in determining contract gross margin are less than the actual claim that will be or has been presented.

When recording the revenue and the associated receivable for claims, we accrue an amount equal to the costs incurred related to claims. Claims receivable are included in costs and estimated earnings in excess of billings on the balance sheet. Claims also include expected relief from liquidated damages, which are excluded from recorded costs.

A summary of claims activity related to our major projects for the years ended August 31, 2003 and 2002 is presented in the table below (in thousands). The claims at August 31, 2003 summarized in the table relate to five contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with these customers or have commenced legal proceedings. The largest claims relate to the Wolf Hollow, Covert and Harquahala contracts, which were approximately 99%, 92% and 99% complete, respectively, at August 31, 2003. The amounts include claims from customers, subcontractors, and vendors as well as relief from liquidated damages. The table excludes amounts related to one project for which we believe our exposure to liquidated damages is fully reserved at August 31, 2003 based on preliminary settlement discussions. Of the August 31, 2003 balance, $44.8 million is included in costs and estimated earnings in excess of billings and $77.7 million relates to relief of liquidated damages excluded from recorded costs.

                            2003         2002
                          --------     --------
Beginning balance         $ 21,200     $ 14,200
  Additions                101,300        7,000
                          --------     --------
Ending balance            $122,500     $ 21,200
                          ========     ========

Discussion of Significant Claims related to Certain EPC Contracts

THE PIKE PROJECT

During the fourth quarter of 2002, one of our customers, LSP-Pike Energy, LLC ("Pike"), notified us that it would not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. ("NRG"), which was at the time owned by Xcel Energy, Inc. ("Xcel"). On September 4, 2002, in accordance with the terms of the contract, on September 4, 2002, we notified Pike that it was in breach of the terms of the contract for nonpayment and terminated the contract. On October 17, 2002, we filed an involuntary petition for liquidation of Pike under Chapter 7 of the U.S. Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of Mississippi, Jackson Division. Then, on May 14, 2003, NRG and certain affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of New York. Prior to the contract termination, we had commitments and agreements to purchase equipment for the project and had entered into agreements with subcontractors to perform work on the project. Some of the commitments and agreements contain cancellation clauses that may require payment or settlement provisions. We have incurred or are committed to incur in excess of amounts previously collected from Pike and the profit recorded on the project is approximately $45 million. We have reduced this amount from our original estimate of $75 to $80 million as we have reached settlements with subcontractors, vendors and others. Of the $45.0 million, approximately $17.5 million remains unpaid at August 31, 2003.

On October 3, 2003, we reached an agreement for the settlement of our claims related to the cancellation of the Pike project. The agreement provides that we will, among other consideration, receive a fixed claim of $35.0 million in the pending bankruptcy of NRG (which we have valued at $14.7 million) and we will retain ownership of the Pike project site, land and materials and equipment (excluding the turbines) which we have valued at approximately $30.0 million based on our assessment of the current market for this type of equipment, net of $10 million of costs to be incurred should the company elect to take delivery of certain equipment. Portions of this settlement are subject to or dependent upon approval of the bankruptcy court, which we believe is likely.

The value of the consideration received in the settlement agreement plus cash previously received from Pike is expected to equal the costs incurred and profit recognized on the project; therefore, no gain or loss was recognized on the settlement. Because the contract was terminated on September 4, 2002, no revenue or profit related to Pike was recognized in fiscal 2003. The value of the claim receivable of $14.7 million is included in accounts receivable and the value of the equipment and land of $30.0 million is included in other assets as of August 31, 2003. We expect to sell or use the equipment to generate revenue and have targeted specific project opportunities where this equipment could be installed. In October 2003, we accepted an offer to sell our $35.0 million claim for net proceeds of $14.7 million. After appropriate documentation, funding of the sale will take place, on a recourse basis, pending final bankruptcy court completion approval of the settlement discussed above.

THE COVERT & HARQUAHALA PROJECTS

Early in fiscal 2002, we entered into two target price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities, to provide EPC services for two gas-fired combined cycle power plants in Covert, Michigan and Harquahala Valley, Arizona. In October 2002, the parent company of NEG, PG&E Corp ("PG&E"), announced that NEG had notified its lenders it did not intend to make further equity contributions required under the credit facility to fund the Covert and Harquahala projects. We believed that this notice raised doubt about whether we would continue to be paid for the work we performed under these target price contracts. We reversed profit recognized prior to 2003 of $8.8 million on the projects during the first quarter of 2003.

In May 2003, after extensive negotiations with NEG's project entities, NEG, and the lenders, all parties reached a definitive agreement for settlement of claims related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target price for both projects by a total of $65.0 million, termination of the target priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts, dismissal of pending legal proceedings, and our release of claims based on existing change orders and the incurrence of other additional costs, and extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. We expect to achieve substantial completion at the Harquahala project in November 2003 and at the Covert project in January 2004. NEG paid us $32.5 million in May 2003, as a result of this settlement and required us to post a letter of credit in their favor for the same amount.

As of August 31, 2003, we have recorded claims and backcharges totaling $49.3 million against vendors and subcontractors related to these two projects. Based on our evaluation and the advice of legal counsel, we believe we have a strong basis for claims and backcharges (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; however, recovery of the claims and backcharges is dependent upon our negotiations, arbitration and litigation with several subcontractors, vendors and equipment manufacturers. If we ultimately collect amounts different from the amounts recorded, we will recognize the difference as income or a loss. We cannot assure you as to the outcome of these claims and backcharges.

During 2003, we recognized a loss of $42.8 million (includes the $30.0 million loss recorded in the second quarter of 2003) on these two projects, $33.1 million of which was reversal of profit recognized prior to 2003.

Although NEG filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings and we do not believe NEG's current financial position will negatively impact future payments to us related these projects.

THE WOLF HOLLOW PROJECT

On March 8, 2002, AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively "AES") entered into a series of contracts (collectively the "EPC contract") with us to complete the engineering, design, procurement, and construction of a gas-fired, combined cycle power plant in Texas for an aggregate contract amount of $99.0 million. AES represented and warranted at the time of contracting with us that the project was 67% complete and that engineering was 99.8% complete, and we relied upon this stage of completion in contracting with AES.

At the time we entered into the EPC contract, the project's provisional acceptance was scheduled for October 15, 2002; however, acceptance of this project was delayed. We believe the delay from October 15, 2002 was primarily due to (i) the significant overstatement of the percentage completion by AES and Parsons (the engineers on the project) at the time we entered into the contract;
(ii) a fire that occurred in June of 2002 at the project site; and (iii) failure of a turbine during start-up testing in May 2003. We believe the project reached provisional acceptance on July 24, 2003, although AES did not agree to provisional acceptance until August 8, 2003. The contract terms include liquidated damages in the event of late completion of $120,000 per day from October 15, 2002 through June 1, 2003 and $185,000 per day thereafter until provisional acceptance occurs, for which AES has billed us $40.0 million in aggregate.

We were unable to resolve our claims with AES through the dispute resolution process called for in the contract with respect to the force majeure claim resulting from the fire and other change orders. On November 5, 2002, we filed suit against AES in the District Court of Hood County, Texas for breach of contract. On May 9, 2003, we added Parsons as a defendant and expanded the complaint to include claims related to misrepresentation. In June 2003, the AES Corporation was also added as a defendant. This case is currently scheduled for a jury trial in November 2004. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005.

In excess of the original $99.0 million contract price, we have recorded claims receivable from AES of $25.4 million for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims. In addition, we have recorded receivables of approximately $7.2 million that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors.

Of the original $99.0 million contract price, AES has not paid $21.6 million of billed milestones and $7.0 million of retention. In addition, $13.6 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur during October 2003. Under the terms of the EPC contract, AES, at its option, may pay up to $27.0 million of the contract price in subordinated notes or cash. The subordinated notes, $14.7 million of which were issued as of August 31, 2003, bear interest at prime plus 4% and mature in October 2009. We expect that substantially all of the remaining unbilled milestones amounts will be paid with subordinated notes. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million and in August and September 2003, AES drew the full amount of the letters of credit. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws, $14.0 million of which was receivable as of August 31, 2003. We recorded revenue of $43.1 million and loss of $2.3 million from this contract for the year ended August 31, 2003.

The following table summarizes contract amounts due from AES and claims recorded on the project including the $14.0 million letter of credit draw by AES in September 2003 (in millions):

Amounts due from AES:
        Amounts remaining to be paid under the
           original contract terms:
              Billed milestones receivable                      $ 21.6
              Subordinated Notes Receivable from AES(1)           14.7
              Retention receivable                                 7.0
              Milestones unbilled at August 31, 2003
                 (to be billed upon completion of final
                 testing and final acceptance)(1)                 13.6
                                                                ------

        Total contractual amounts due from AES                    56.9
                                                                ------

        Reimbursement of letter of credit draws                 $ 28.0

        Claims for additional costs incurred                      25.4
                                                                ------

Total amounts receivable from AES                                110.3
Claims receivable from subcontractors and others                   7.2
                                                                ------

        Total amounts receivable, excluding amounts
           related to liquidated damages described below        $117.5
                                                                ======

----------------

(1) Of the total milestones unbilled at August 31, 2003, $13.0 million could be paid by AES in Subordinated Notes Receivable.

These amounts are recorded in the following balance sheet accounts:

Accounts receivable (1)                                            $ 71.3

Costs and estimated earnings in excess of billings on
        uncompleted contracts, including claims receivable           46.2
                                                                   ------

                                                                   $117.5
                                                                   ======

--------------
(1) Includes $14 million letter of credit draw by AES in September 2003. The balance included in our balance sheet at August 31, 2003 is $57.3 million.

If we collect amounts different than the amounts that we have recorded as receivables from AES of $110.3 million or if we collect amounts different than the amounts receivable from subcontractors and vendors of $7.2 million, then that difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in schedule liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage of completion and other delays caused by AES, subcontractors and vendors, we have recognized a reduction of revenue of approximately $8.0 million of the liquidated damages billed to us. Of the remaining $32.0 million of liquidated damages, we have excluded $17.9 million from our cost estimates and we have recorded recoveries of approximately $14.1 million from subcontractors and vendors, including the turbine manufacturer.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project:

     Amount of liquidated damages that have been
     included in costs                                               $  8.0

     Amounts related to liquidated damages that have been excluded from our recorded costs:

                Liquidated damages relief from AES                   $ 17.9

                Liquidated damages to be reimbursed
                   by subcontractors and vendors                       14.1
                                                                    -------

                                                                       32.0
                                                                    -------
        Total liquidated damages assessed by AES                    $  40.0
                                                                    =======

If we are required to pay liquidated damages to AES of more than the $8.0 million that we have recorded and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as income or loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties and the results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the notes. We also filed a lien against the project in connection with our claims under the contract.

Other

Additionally, we have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes and claims for personal injury or property damage that occur in connection with our business. Such contractual disputes normally involve claims against us relating to the performance of equipment, design or other engineering services and project construction services. Although the outcome of lawsuits cannot be predicted and no assurances can be provided, we believe that, based upon information currently available, none of the now pending lawsuits, if adversely determined, would have a material adverse effect on our financial position or results of operations. However, we cannot guarantee such a result.

NOTE 21--UNBILLED RECEIVABLES, RETAINAGE RECEIVABLES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Costs and estimated earnings in excess of billings on uncompleted contracts represents the excess of contract costs and profits recognized to date using the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion accounting method on the remaining contracts.

Included in accounts receivable is $25,546,000 and $35,649,000 at August 31, 2003 and 2002, respectively, related to unbilled receivables. Advanced billings on contracts as of August 31, 2003 and 2002 were $12,155,000 and $15,241,000, respectively. Balances under retainage provisions totaled $40,271,000 and $40,359,000 at August 31, 2003 and 2002, respectively, and are also included in accounts receivable in the accompanying consolidated balance sheets.

The table below shows the components of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on our uncompleted contracts as of August 31, 2003 and 2002 and does not include advanced billings on contracts as of August 31, 2003 and 2002 of $12,155,000 and $15,241,000, respectively. Contracts assumed in the Stone & Webster and IT Group acquisitions include cumulative balances from the origination of these contracts and, therefore, include amounts that were earned both prior to the acquisition and subsequently by us. In addition, the amounts below do not include accrued contract loss reserves and fair value adjustments of acquired contracts as of August 31, 2003 and 2002 (in thousands):

                                                         AT AUGUST 31,
                                                ------------------------------
                                                     2003              2002
                                                ------------      ------------
Costs incurred on uncompleted contracts         $  7,719,042      $  8,563,003
Estimated earnings thereon                         1,017,640         1,587,055
                                                ------------      ------------
                                                   8,736,682        10,150,058
Less:  billings applicable thereto                (8,740,112)      (10,319,543)
                                                ------------      ------------
                                                      (3,430)         (169,485)
Time and materials on a contract                          --             8,362
                                                ------------      ------------
                                                $     (3,430)     $   (161,123)
                                                ============      ============

The following amounts are included in
 the accompanying balance sheet:
   Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                 $    233,895      $    248,360
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                       (237,325)         (409,483)
                                                ------------      ------------
                                                $     (3,430)     $   (161,123)
                                                ============      ============

NOTE 22--QUARTERLY FINANCIAL DATA (UNAUDITED)

          (In thousands, except per share data)

                                                      FIRST              SECOND             THIRD            FOURTH
                                                     QUARTER            QUARTER            QUARTER           QUARTER
                                                  --------------     --------------     --------------     ----------
FISCAL 2003
Revenues                                          $      996,906     $      720,458     $      823,984     $  765,414
                                                  ==============     ==============     ==============     ==========
Gross profit                                      $       82,426     $       41,853     $       74,636     $   74,607
                                                  ==============     ==============     ==============     ==========
Net income (loss)                                 $       16,453     $       (7,872)    $        3,083     $    9,202
                                                  ==============     ==============     ==============     ==========
Basic net income (loss) per common share          $         0.43     $        (0.21)    $         0.08     $     0.24
                                                  ==============     ==============     ==============     ==========
Diluted net income (loss) per common share        $         0.42     $        (0.21)    $         0.08     $     0.24
                                                  ==============     ==============     ==============     ==========

FISCAL 2002
Revenues                                          $      453,609     $      566,227     $      902,640     $1,248,220
                                                  ==============     ==============     ==============     ==========
Gross profit                                      $       62,710     $       67,742     $       85,961     $  111,213
                                                  ==============     ==============     ==============     ==========
Net income                                        $       18,952     $       21,340     $       26,730     $   31,345
                                                  ==============     ==============     ==============     ==========
Basic net income per common share                 $         0.46     $         0.53     $         0.66     $     0.76
                                                  ==============     ==============     ==============     ==========
Diluted net income per common share               $         0.45     $         0.51     $         0.61     $     0.70
                                                  ==============     ==============     ==============     ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 26, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent auditors and engaged Ernst & Young LLP ("Ernst & Young") to serve as our independent auditors for the fiscal year ending August 31, 2002. The Arthur Andersen dismissal and the Ernst & Young engagement were recommended by our Audit Committee and approved by our Board of Directors and became effective immediately.

Arthur Andersen's reports on our consolidated financial statements as of and for the fiscal years ended August 31, 2001 and August 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the interim period from September 1, 2001 through June 26, 2002 and Shaw's 2001 and 2000 fiscal years, there were (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make a reference to the subject matter of the disagreements in connection with Arthur Andersen's reports on our financial statements for such periods; and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for notification from Arthur Andersen in connection with the audit of Shaw's August 31, 2000 financial statements that the accounting system of Stone & Webster, Incorporated ("Stone & Webster") contained certain material weaknesses in internal accounting controls. We completed our acquisition of substantially all of the assets and liabilities of Stone & Webster in a bankruptcy proceeding on July 14, 2000, and eliminated the weaknesses during our 2001 fiscal year. As a result thereof, Arthur Andersen did not include these matters in its management letter for the audit for the fiscal year ended August 31, 2001.

We previously provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to Shaw's Current Report on Form 8-K filed with the SEC on June 26, 2002 and which is hereby incorporated herein by reference.

During the interim period from September 1, 2001 through June 26, 2002 and our 2001 and 2000 fiscal years, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a) (2) (i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

     a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

          o our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

          o our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

     b) Changes in internal control over financial reporting. During the last quarter of the period covered by this Annual Report on Form 10-K, the following change was made to our internal control over financial reporting: In September 2003, we implemented the first phase of our company-wide conversion to a single ERP platform which includes a system upgrade at various locations and, in some locations a complete system conversion. In connection with the system conversion, internal controls and procedures have been modified at these locations to reflect the new system environment and are reasonably likely to materially change our internal controls over financial reporting. Our management has reviewed the effectiveness of the design of the new internal controls and procedures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers and our audit committee financial expert is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2004 and is incorporated herein by reference. We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code of ethics is filed as an exhibit to this Annual Report on Form 10-K, and we intend to disclose any changes to or waivers from this code of ethics through future Form 8-K filings.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2004 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management and equity compensation plans is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2004 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2004 and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2004 and is incorporated herein by reference.

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

          3.5 Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (filed herewith).

          4.1 Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

          4.2 Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on May 11, 2001).

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

          4.4 Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

        4.5 Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

        4.6 Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

        4.7 Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

        4.8 Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company's Current Report on Form 8-K filed on May 11, 2001).

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

       10.4 The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form S-8 filed on June 12, 2001 (No. 333-62856)).

       10.5 Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company's Annual Report on From 10-K for the fiscal year ended August 31, 2001).

       10.6 Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

       10.7 Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

       10.8 Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

       10.9 Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on July 28, 2000).

       10.10 Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company's Current Report on Form 8-K filed on May 16,
               2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

       10.11 Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

       10.12 Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002).

       10.13 Third Amended and Restated Credit Agreement dated March 17, 2003, by and among the Company, as borrower; Credit Lyonnais New York Branch, as a lender, swing line lender, an issuer and agent; Credit Lyonnais Securities, as joint arranger and sole book runner; Credit Suisse First Boston, as joint arranger; Harris Trust and Savings Bank and BNP Paribas, as co-syndication agents; U.S. Bank National Association, as documentation agent; and the other and the other lenders signatory thereto (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on March 19, 2003).

       10.14 Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of May 16, 2003 (filed herewith).

       10.15 Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (filed herewith).

        14.1 The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2003 (filed herewith).

        21.1   Subsidiaries of The Shaw Group Inc. (filed herewith).

        23.1   Consent of Ernst & Young LLP (filed herewith).

        23.2   Notice regarding consent of Arthur Andersen LLP (filed herewith).

        24.1   Powers of Attorney (filed herewith).

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

        32.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)       Reports on Form 8-K

          1. On July 11, 2003, the Company furnished a Current Report on Form 8-K to set forth therein a disclosure under Item 12 of Form 8-K concerning the financial results of the Company for the quarter ended May 31, 2003, specifically the Company's related July 11, 2003 press release attached to the Form 8-K as Exhibit 99.1.

          2. On September 3, 2003, the Company furnished a Current Report on Form 8-K to set forth therein a Regulation FD disclosure under
               Item 9 of Form 8-K relating to supplemental information announcing that its subsidiary, Stone & Webster, Inc., was awarded an approximately $570 million negotiated fixed-price contract by Astoria Energy, LLC for Phase I of a 1000 megawatt power plant in New York City, New York, specifically the Company's related September 3, 2003 press release attached to the Form 8-K as Exhibit 99.1.

          3. On October 16, 2003, the Company furnished a Current Report on Form 8-K to set forth therein a disclosure under Item 12 of Form 8-K concerning the financial results of the Company for the quarter and year ended August 31, 2003, specifically the Company's related October 16, 2003 press release attached to Form 8-K as Exhibit 99.1.

          4. On October 17, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning the Company's receipt of commitments to amend its Third Amended and Restated Credit facility, specifically the Company's related October 17, 2003 press release attached to the Form 8-K as Exhibit 99.1.

          5. On October 17, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing the Company's plans to sell up to $200 million of its common stock in an underwritten public offering, specifically the Company's related October 17, 2003 press release attached to the Form 8-K as Exhibit 99.1.

          6. On October 17, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing a tender offer to redeem all of its outstanding 20-year, zero-coupon, Liquid Yield Option(TM) Notes, specifically the Company's related October 17, 2003 press release attached to the Form 8-K as Exhibit 99.1.

SIGNATURES AND CERTIFICATIONS

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE SHAW GROUP INC.


                                        /s/ J. M. Bernhard, Jr.
                                        ---------------------------------------
                                        By: J. M. Bernhard, Jr.
                                        Chief Executive Officer
                                        Date: October 17, 2003


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


          Signature                               Title                                           Date
          ---------                               -----                                           ----
/s/ J. M. Bernhard, Jr.                  Chairman of the Board                            October 17, 2003
-----------------------------             and Chief Executive Officer,
(J. M. Bernhard, Jr.)                     (Principal Executive Officer)


/s/ Robert L. Belk                       Executive Vice President and Chief               October 17, 2003
------------------------------            Financial Officer (Principal Financial
(Robert L. Belk)                          Officer and Principal Accounting
                                          Officer)


/s/ T.A. Barfield                        President and Chief Operating Officer            October 17, 2003
-----------------------------             (Principal Operating Officer)
(T.A. Barfield)                           and Director


*                                        Director                                         October 17, 2003
----------------------------------
(Albert McAlister)


*                                        Director                                         October 17, 2003
----------------------------------
(L. Lane Grigsby)


*                                        Director                                         October 17, 2003
----------------------------------
(David W. Hoyle)


*                                        Director                                         October 17, 2003
----------------------------------
(John W. Sinders, Jr.)


*                                        Director                                         October 17, 2003
----------------------------------
(William H. Grigg)


*                                        Director                                         October 17, 2003
----------------------------------
(Charles E. Roemer, III)


* By: /s/ Robert L. Belk                                                                  October 17, 2003
      -----------------------------------
      Robert L. Belk
      Attorney-in-Fact

                                  EXHIBIT INDEX


Exhibit Number                              Description
--------------                              -----------


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

       3.5     Supplement to Amended and Restated By-laws of the Company dated
               October 17, 2003 (filed herewith).

       4.1 Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

       4.2     Indenture dated as of May 1, 2001, between the Company and United
               States Trust Company of New York including Form of Liquid Yield
               Option(TM) Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and
               A-2) (incorporated by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed on May 11, 2001).

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

       4.4 Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New
               York, as trustee, including Form of 10 3/4% Senior Note due 2010
               (exhibits thereto) (incorporated by reference to the designated
               Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

       4.5 Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg
               LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA)
               Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffrey
               Inc. (incorporated by reference to the designated Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
               February 28, 2003).

       4.6 Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

       4.7 Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

       4.8     Registration Rights Agreement dated as of May 1, 2001, among the
               Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner &
               Smith, Incorporated (incorporated by reference to the designated exhibited to the Company's Current Report on Form 8-K filed on May 11, 2001).

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

       10.4    The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan
               (incorporated by reference to the designated Exhibit to the Company's Registration Statement on Form S-8 filed on June 12,
               2001 (No. 333-62856)).

       10.5 Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company's Annual Report on From
               10-K for the fiscal year ended August 31, 2001).

       10.6 Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10,
               2001(incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
               August 31, 2001).

       10.7 Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

       10.8 Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company's Annual Report on Form
               10-K for the fiscal year ended August 31, 2002).

       10.9    Asset Purchase Agreement, dated as of July 14, 2000, among Stone
               & Webster, Incorporated, certain subsidiaries of Stone & Webster,
               Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company's Current Report on Form
               8-K filed on July 28, 2000).


       10.10 Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset
               Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The
               Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company's Current Report on Form 8-K filed on May 16,
               2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase
               Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

       10.11 Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company's Current Report on Form
               8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of
               Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

       10.12 Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company's Current
               Report on Form 8-K filed with the Securities and Exchange
               Commission on May 16, 2002).

       10.13 Third Amended and Restated Credit Agreement dated March 17, 2003, by and among the Company, as borrower; Credit Lyonnais New York
               Branch, as a lender, swing line lender, an issuer and agent;
               Credit Lyonnais Securities, as joint arranger and sole book runner; Credit Suisse First Boston, as joint arranger; Harris
               Trust and Savings Bank and BNP Paribas, as co-syndication agents;
               U.S. Bank National Association, as documentation agent; and the other and the other lenders signatory thereto (incorporated by reference to the designated Exhibit to the Company's Current
               Report on Form 8-K filed on March 19, 2003).


       10.14 Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of May 16, 2003 (filed herewith).

       10.15 Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (filed herewith).

        14.1 The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2003 (filed herewith).

        21.1   Subsidiaries of The Shaw Group Inc. (filed herewith).

        23.1   Consent of Ernst & Young LLP (filed herewith).

        23.2   Notice regarding consent of Arthur Andersen LLP (filed herewith).

        24.1   Powers of Attorney (filed herewith).

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        32.1   Certification pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (furnished herewith).

        32.2   Certification pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (furnished herewith).