Form 10-K/A
period 2003-08-31
SHAW GROUP INC
filed 2003-11-12
CIK 914024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 on
                                  FORM 10-K/A

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A for the purposes of adding (1)
Note 23 to the notes to our consolidated financial statements, which note includes audited condensed consolidating financial information for the Company and its subsidiaries as of and for each of the years ended August 31, 2003 and 2002 and (2) Note 24 to the notes to our consolidated financial statements, which note includes unaudited condensed consolidating financial information for the Registrant and its subsidiaries as of and for the year ended August 31, 2001. Notes 23 and 24 to our consolidated financial statements are presented in this Amendment No. 1 in accordance with Rule 3-10 under the Securities Exchange Act of 1934, as amended, in connection with the Registrant's registration statement on Form S-4 (File No. 333- 105347) (the "S-4 Registration Statement") filed with the SEC on May 16, 2003, relating to the Company's offer to exchange its 7 year, 10.75% Senior Notes due March 15, 2010, that have been registered with the SEC for its outstanding 7 year, 10.75% Senior Notes due March 15, 2010. The Senior Notes are guaranteed on a joint and several basis by the Registrant's material wholly-owned domestic subsidiaries. Rule 3-10 under the Securities Exchange Act of 1934 requires us to present such condensed consolidating financial information on an audited basis as of and for each of the years ended August 31, 2003, 2002 and 2001. We were not required to present this information prior to the issuance of the Senior Notes in March 2003 and the current registration of the Senior Notes pursuant to the S-4 Registration Statement. Because we were not previously required to present this financial information and because Arthur Andersen, which audited our financial statements for fiscal 2001, is unable to audit any revised disclosures to our fiscal 2001 financial statements, we requested relief from the SEC from the requirement to provide such condensed consolidating financial information on an audited basis as of and for the fiscal year ended August 31, 2001. The SEC considered our request and has informed us that it will not object to our inclusion of the required condensed consolidating financial information on an unaudited basis as of and for the fiscal year ended August 31, 2001. As a result, we have presented the condensed consolidating financial information included in Note 24 on an unaudited basis in reliance on our written correspondence with the SEC.

We are also amending the list of the Registrant's subsidiaries filed as Exhibit 21.1, clarifying the description of the amounts excluded from recorded costs in the summary of our claims activity, and correcting certain typographical errors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003 (the "Original Filing") which we filed with the SEC on October 20, 2003.

Except as described in the paragraph above, this Amendment No. 1 is otherwise substantially identical to the Original Filing. None of the amendments to the Original Filing reflected in this Amendment No. 1 resulted in a restatement of the financial statements or other financial information included in the Original Filing.

The specific items amended in this Amendment No. 1 are (1) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (clarification in the summary of our claims activity under "Critical Accounting Policies and Related Estimates that have a material effect on our Consolidated Financial Statements" of the description of the amounts excluded from recorded costs and correction of certain typographical errors), (2) Item 8. Financial Statements and Supplementary Data (clarification in Note 20 of the description of the amounts excluded from recorded costs, correction of certain typographical errors and the addition of Notes 23 and 24 to our consolidated financial statements as described above) and (3) Exhibit 21.1. The complete text of each such item is set forth herein in its entirety, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934. The other items set forth in this Amendment No. 1 are included for the convenience of the reader. In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC and other applicable laws, we are including with this Amendment No. 1 currently dated certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed as Exhibits 31.1 and 31.2) and pursuant to Rule 13a-14(b) under the Securities Exchange Act (furnished as Exhibits 32.1 and 32.2) and the currently dated consent of Ernst & Young LLP (filed as Exhibit 23.1). Unless otherwise indicated, the exhibits previously filed with the Original Filing are not re-filed herewith.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER OCTOBER 20, 2003, THE DATE OF THE ORIGINAL FILING, OR MODIFY OR UPDATE THE DISCLOSURES IN THE ORIGINAL FILING IN ANY WAY OTHER THAN AS REQUIRED TO REFLECT THE AMENDMENTS DESCRIBED ABOVE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K, OUR AMENDMENTS TO SCHEDULE TO AND OUR FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, INCLUDING PURSUANT TO RULE 424(B) THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS AND OTHER INFORMATION FILED WITH THE SEC SINCE OCTOBER 20, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be prepared for use in connection with the Registrant's 2004 Annual Meeting of Shareholders to be held in January, 2004 will be incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I

Item 1.              Business                                                                          4

Item 2               Properties                                                                        21

Item 3               Legal Proceedings                                                                 21

Item 4.              Submission of Matters to a Vote of Security Holders                               25

PART II

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters             26

Item 6.              Selected Consolidated Financial Data                                              27

Item 7.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                     28

Item 7A.             Quantitative and Qualitative Disclosures about Market Risk                        65

Item 8.              Financial Statements and Supplementary Data                                       67

Item 9.              Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                              125

Item 9A.             Controls and Procedures                                                           125

PART III

Item 10.             Directors and Executive Officers of the Registrant                                126

Item 11.             Executive Compensation                                                            126

Item 12.             Security Ownership of Certain Beneficial Owners and Management                    126

Item 13.             Certain Relationships and Related Transactions                                    126

Item 14.             Principal Accountant Fees and Services                                            126

PART IV

Item 15.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  127-129

Signatures                                                                                             130

Exhibit Index

                                     PART I

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER OCTOBER 20, 2003, THE DATE OF THE ORIGINAL FILING, OR MODIFY OR UPDATE THE DISCLOSURES IN THE ORIGINAL FILING IN ANY WAY OTHER THAN AS REQUIRED TO REFLECT THE AMENDMENTS DESCRIBED IN THE EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-K/A. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K, OUR AMENDMENTS TO SCHEDULE TO AND OUR FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, INCLUDING PURSUANT TO RULE 424(B) THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS AND OTHER INFORMATION FILED WITH THE SEC SINCE OCTOBER 20, 2003.

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

For the year ended August 31, 2002, we had revenues from entities owned or controlled by PG&E National Energy Group, Inc. of approximately $676.0 million, which represented approximately 30% of our ECM segment revenues and 21% of total revenues. Also, we had total revenues from U.S. Government agencies or entities owned by the U.S. Government of approximately $363.0 million (11% of our total revenues) that included E&I segment revenues totaling approximately $203.0 million (41% of segment revenues).

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

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER OCTOBER 20, 2003, THE DATE OF THE ORIGINAL FILING, OR MODIFY OR UPDATE THE DISCLOSURES IN THE ORIGINAL FILING IN ANY WAY OTHER THAN AS REQUIRED TO REFLECT THE AMENDMENTS DESCRIBED IN THE EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-K/A. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K, OUR AMENDMENTS TO SCHEDULE TO AND OUR FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, INCLUDING PURSUANT TO RULE 424(B) THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS AND OTHER INFORMATION FILED WITH THE SEC SINCE OCTOBER 20, 2003.

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

     A summary of claims activity related to our major projects for the years ended August 31, 2003 and 2002 is presented in the table below (in thousands). The claims at August 31, 2003 summarized in the table relate to four contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with these customers or have commenced legal proceedings. The largest claims relate to the Wolf Hollow, Covert and Harquahala contracts, which projects were approximately 99%, 92% and 99% complete, respectively, at August 31, 2003. The amounts include claims from customers, subcontractors, and vendors as well as relief from liquidated damages. The table excludes amounts related to one project for which we believe our exposure to liquidated damages is fully reserved at August 31, 2003 based on preliminary settlement discussions. Of the August 31, 2003 balance, $44.8 million relates to amounts recorded as primarily collectible from customers in costs and estimated earnings in excess of billings and $77.7 million relates to amounts excluded from recorded costs, primarily liquidated damages assessed but expected to be relieved from customers or collectible from subcontractors and vendors and other costs expected to be collected from insurance, subcontractors, vendors and others.

                         2003           2002
                      ----------     ----------
Beginning balance     $   21,200     $   14,200
  Additions              101,300          7,000
                      ----------     ----------
Ending balance        $  122,500     $   21,200
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
                                                                 ========      ========      ========

FISCAL 2003 COMPARED TO FISCAL 2002

General

Our revenues by industry sector were as follows:

                                                       YEAR ENDED AUGUST 31,
                                     ----------------------------------------------------------
                                                2003                           2002
                                     --------------------------      --------------------------
Industry Sector                     (IN MILLIONS)        %          (IN MILLIONS)        %
---------------                     -------------    ----------     -------------    ----------
Environmental and Infrastructure     $  1,203.8              36%     $    489.8              15%
Power Generation                        1,550.0              47        2,237.5               71
Process Industries                        440.5              13           258.6               8
Other Industries                          112.5               4           184.8               6
                                     ----------      ----------      ----------      ----------
                                     $  3,306.8             100%     $  3,170.7             100%
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

For fiscal 2003, other income (expense) included a charge of approximately $12.4 million for the write-off of (i) investments in securities available for sale of Orion of approximately $6.6 million, (ii) accounts and claims receivable due from Orion of approximately $5.0 million, and (iii) other accounts receivable of approximately $0.8 million. Also included in other income (expense) for fiscal 2003 were gains of approximately $2.0 million and $0.8 million, net of expenses and the write-off of unamortized debt issuance costs, related to the March 2003 and August 2003, respectively, repurchases of portions of the LYONs (see Note 9 of the notes to our consolidated financial statements).

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

E&I Segment

                                    YEAR ENDED AUGUST 31,
                       --------------------------------------------
                               2002                   2001
                       (IN MILLIONS EXCEPT     (IN MILLIONS EXCEPT
                            PERCENTAGES)           PERCENTAGES)
                       --------------------    --------------------
Revenues               $              489.8    $              186.2
Gross Profit           $               69.3    $               35.4
Gross Profit %                         14.1%                   19.0%

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

Net cash provided by investing activities was approximately $2.4 million in fiscal 2003, compared with net cash used of $198.3 million for the prior fiscal year. During fiscal 2003, we used cash for acquisitions of $1.2 million for LFG&E, $3.7 million for Envirogen, net of cash received, and $17.7 million for Badger Technologies (see Note 4 of the notes to our financial statements). We also purchased $26.2 million of property and equipment, as compared to $73.9 million in fiscal 2002, with the reduction due primarily to the completion of most of our planned system and facilities upgrades. Sales and maturities of marketable securities exceeded purchases by approximately $49.9 million during fiscal 2003, as compared to fiscal 2002 when purchases exceeded sales and maturities by $9.3 million, with the change due to decreased cash on hand during 2003. Also during fiscal 2003, we received distributions from our joint ventures and unconsolidated entities of $3.3 million and made contributions of $0.5 million.

During fiscal 2002, we used cash of approximately $100.7 million to fund the IT Group acquisition and $2.0 million to fund the PsyCor acquisition.

Net cash used in financing activities totaled approximately $61.3 million in fiscal 2003, compared with $62.0 million during fiscal 2002. During 2003, we received net cash proceeds of $242.5 million from the issuance of our Senior Notes. We also repurchased a portion of the outstanding LYONs for $256.6 million in March 2003, including approximately $8.8 million of associated tender fees and other expenses (see Note 9 of the notes to our consolidated financial statements). (In addition, subsequent to August 31, 2003, we funded additional repurchases of LYONs transacted in late August 2003 for $20.7 million in cash.) Also, during the first quarter of 2003, we repurchased approximately 3,171,000 shares of our common stock for a cost of approximately $47.8 million, completing our repurchases under our stock repurchase program (see Note 2 of the notes to our consolidated financial statements). During 2002, we repurchased approximately 2,160,000 shares under this program for $52.0 million. Additionally, we made repayments on debt and leases of $9.2 million and on our foreign revolving lines of credit of approximately $3.0 million, and we received approximately $2.3 million from employees upon the exercise of stock options.

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

                      THE SHAW GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER OCTOBER 20, 2003, THE DATE OF THE ORIGINAL FILING, OR MODIFY OR UPDATE THE DISCLOSURES IN THE ORIGINAL FILING IN ANY WAY OTHER THAN AS REQUIRED TO REFLECT THE AMENDMENTS DESCRIBED IN THE EXPLANATORY NOTE BELOW. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K, OUR AMENDMENTS TO SCHEDULE TO AND OUR FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, INCLUDING PURSUANT TO RULE 424(B) THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS AND OTHER INFORMATION FILED WITH THE SEC SINCE OCTOBER 20, 2003.

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A for the purposes of adding (1)
Note 23 to the notes to our consolidated financial statements, which note includes audited condensed consolidating financial information for the Company and its subsidiaries as of and for each of the years ended August 31, 2003 and 2002 and (2) Note 24 to the notes to our consolidated financial statements, which note includes unaudited condensed consolidating financial information for the Registrant and its subsidiaries as of and for the year ended August 31, 2001. Notes 23 and 24 to our consolidated financial statements are presented in this Amendment No. 1 in accordance with Rule 3-10 under the Securities Exchange Act of 1934, as amended, in connection with the Registrant's registration statement on Form S-4 (File No. 333-105347) (the "S-4 Registration Statement") filed with the SEC on May 16, 2003, relating to the Company's offer to exchange its 7 year, 10.75% Senior Notes due March 15, 2010, that have been registered with the SEC for its outstanding 7 year, 10.75% Senior Notes due March 15, 2010. The Senior Notes are guaranteed on a joint and several basis by the Registrant's material wholly-owned domestic subsidiaries. Rule 3-10 under the Securities Exchange Act of 1934 requires us to present such condensed consolidating financial information on an audited basis as of and for each of the years ended August 31, 2003, 2002 and 2001. We were not required to present this information prior to the issuance of the Senior Notes in March 2003 and the current registration of the Senior Notes pursuant to the S-4 Registration Statement. Because we were not previously required to present this financial information and because Arthur Andersen, which audited our financial statements for fiscal 2001, is unable to audit any revised disclosures to our fiscal 2001 financial statements, we requested relief from the SEC from the requirement to provide such condensed consolidating financial information on an audited basis as of and for the fiscal year ended August 31, 2001. The SEC considered our request and has informed us that it will not object to our inclusion of the required condensed consolidating financial information on an unaudited basis as of and for the fiscal year ended August 31, 2001. As a result, we have presented the condensed consolidating financial information included in Note 24 on an unaudited basis in reliance on our written correspondence with the SEC. We have also provided clarification of the description of the amounts excluded from recorded costs in Note 20 and corrected certain typographical errors.

Except as described in the paragraph above, this Amendment No. 1 is otherwise substantially identical to the Original Filing. None of the amendments to the Original Filing reflected in this Amendment No. 1 resulted in a restatement of the financial statements or other financial information included in the Original Filing.

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

Joint Ventures

As is common in the engineering, procurement and construction industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies (or "joint ventures"). The investments in these joint ventures are included in the accompanying consolidated balance sheets as of August 31, 2003 and 2002 at $17,376,000 and $18,255,000, respectively, which generally represent our cash contributions and our share of the earnings from these investments (equity method of accounting). We generally report our percentage share of revenues and costs from these entities in our consolidated statements of income (proportional consolidation).

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
                                                                  ==========    ==========

We own 49% of Shaw-Nass Middle East, W.L.L., a joint venture in Bahrain ("Shaw-Nass") which is accounted for on the equity basis. Shaw-Nass's operations include sales of fabricated pipe to Shaw EPC contracts in the Middle East. Undistributed earnings of $1,267,000 were included in our consolidated retained earnings as of August 31, 2002 and there were no undistributed earnings included in retained earnings as of August 31, 2003. Equity earnings from Shaw-Nass for the years ended August 31, 2003, 2002 and 2001 was ($2,294,000), ($1,152,000)
and $250,000, respectively. There were no contributions or distributions for the years ended August 31, 2003 and 2002.

In fiscal 2001, we formed EntergyShaw, L.L.C. with Entergy Corporation ("Entergy") with an initial investment of $2,000,000. EntergyShaw is an equally-owned and equally-managed company. EntergyShaw's focus was the construction of power plants for Entergy's wholesale operations; however, during fiscal 2002 Entergy announced that it was significantly reducing the scope of its construction program for its wholesale operations. As of August 31, 2003, the EntergyShaw joint venture has no active projects. We have a negative investment balance of $2,231,000 as of August 31, 2003 which we will fund to the extent necessary to complete the operations of the joint venture expected to occur in early 2004. We have received distributions from Entergy/Shaw of $485,000 and $2,000,000 for the years ended August 31, 2003 and 2002. We recognized earnings (losses) of $2,855,000, net of tax expense of $1,605,000, for the year ended August 31, 2002 and losses of ($3,436,000), net of a tax benefit of $1,850,000 and ($566,000), net of a tax benefit of $354,000 for the years ended August 31, 2003 and 2001, respectively.

During 2002, we invested approximately $3,096,000 to acquire a 49% interest in a new pipe fabrication joint venture in China which was formed in fiscal 2002. This China joint venture is in its early stages with incurred costs representing the building of a facility with our joint venture partner as well as the development of relationships with customers until the facility is running at full capacity which is scheduled in early calendar 2004. No undistributed earnings of Shaw China were included in our consolidated retained earnings at August 31, 2003 or 2002. A loss of $250,000, net of tax benefit of $290,000, was recognized from its operations for the year ended August 31, 2003. No earnings or loss was recognized for the year ended August 31, 2002.

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

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements as of and for the years ended August 31, 2003 and 2002 and for the year ended August 31, 2001 (in thousands):

                                                                   ENTERGY/       CHINA JOINT
                                                   SHAW-NASS         SHAW           VENTURE          OTHER
                                                ---------------- --------------  -------------- ----------------
Revenue from unconsolidated entities:
    2003                                        $           632  $       43,000  $           -- $              8
    2002                                                     66         124,000              --               --
    2001                                                    230          17,000              --               --

Accounts receivable from unconsolidated
entities as of August 31,
    2003                                                     --           7,763             171               8
    2002                                                     --              32              --              --

Advances to unconsolidated entities as of
August 31,
    2003                                                  6,217              --           3,081              --
    2002                                                  5,970              --              --              --

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
                                              ====      ====      ====

As of August 31, 2003, for federal income tax return purposes, we had approximately $83,000,000 of U.S. net operating loss carryforwards available to offset future taxable income and approximately $7,100,000 of research and development credits available to offset future tax. The loss carryforwards expire beginning in 2017 through 2024 and the credits expire beginning in 2007 through 2009. As of August 31, 2003, our United Kingdom, Australian and Venezuelan operations had net operating loss carryforwards of approximately $5,060,000, $2,650,000 and $6,810,000, respectively, which can be used to reduce future taxable income in those countries. SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that future reversals of existing taxable differences and future taxable income should be sufficient to realize all of our deferred tax assets, with the exception of the Australian and Venezuelan net operating loss carryforwards; therefore, a valuation allowance of $1,034,000 was established during fiscal 2002 against the related deferred tax benefit for Australian net operating loss and a valuation allowance of $2,384,000 was established during fiscal 2003 against the tax benefit for the Venezuela net operating loss that we believe will probably not be realized.

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

The following table sets forth the pension cost for the defined benefit plans we have sponsored and the plans' funded status as of August 31, 2003, 2002, and 2001 in accordance with the provisions of SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (in thousands):


                                                                FOR THE YEARS ENDED AUGUST 31,
                                                            ------------------------------------
                                                             2003          2002          2001
                                                            --------     ---------      --------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at the start of the
 year                                                       $ 90,123     $  78,526      $ 75,593
Service cost                                                   2,248         1,818         1,865
Interest cost                                                  5,186         4,676         4,675
Members' contributions                                           811           714           659
Actuarial loss/ (gain)                                         3,337         3,532           403
Benefits paid                                                 (4,584)       (3,740)       (4,114)
Foreign currency exchange rate changes                         2,769         4,597          (555)
                                                            --------     ---------      --------
Projected benefit obligation at the end of the year           99,890        90,123        78,526
                                                            --------     ---------      --------

CHANGE IN PLAN ASSETS
Fair value of the assets at the start of the year             68,764        73,554        82,013
Actual return on plan assets                                   4,357        (6,953)       (6,137)
Employer contributions                                         2,366         1,752         1,868
Employee contributions                                           811           714           659
Benefits Paid                                                 (4,584)       (3,740)       (4,114)
Foreign currency exchange rate changes                         2,263         3,437          (735)
                                                            --------     ---------      --------
Fair value of the assets at the end of the year               73,977        68,764        73,554
                                                            --------     ---------      --------

Funded status                                                (25,913)      (21,359)       (4,972)
Unrecognized net loss/ (gain)                                 31,934        28,396        10,147
Adjustment to recognize minimum liability                    (20,922)      (10,180)           --
                                                            --------     ---------      --------
Prepaid (accrued) benefit cost                              $(14,901)    $  (3,143)     $  5,175
                                                            ========     =========      ========

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate at end of the year                             5.5-6.0%      5.5-6.5%      6.0-6.5%
Expected return on plan assets for the year                 7.0-7.75%    7.75-8.75%     8.0-8.75%
Rate of compensation increase at end of the year             4.4-5.0%      4.4-5.0%      4.5-5.0%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                $  2,248     $   1,818      $  1,865
Interest cost                                                  5,186         4,676         4,675
Expected return on plan assets                                (5,349)       (6,291)       (6,924)
Other                                                          1,836           802          (149)
                                                            --------     ---------      --------
Total net periodic benefit cost (income)                    $  3,921     $   1,005      $   (533)
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

A summary of claims activity related to our major projects for the years ended August 31, 2003 and 2002 is presented in the table below (in thousands). The claims at August 31, 2003 summarized in the table relate to five contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with these customers or have commenced legal proceedings. The largest claims relate to the Wolf Hollow, Covert and Harquahala contracts, which were approximately 99%, 92% and 99% complete, respectively, at August 31, 2003. The amounts include claims from customers, subcontractors, and vendors as well as relief from liquidated damages. The table excludes amounts related to one project for which we believe our exposure to liquidated damages is fully reserved at August 31, 2003 based on preliminary settlement discussions. Of the August 31, 2003 balance, $44.8 million relates to amounts recorded as primarily collectible from customers in costs and estimated earnings in excess of billings and $77.7 million relates to amounts excluded from recorded costs, primarily liquidated damages assessed but expected to be relieved from customers or collectible from subcontractors and vendors and other costs expected to be collected from insurance, subcontractors, vendors and others.

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
                                                  ==============     ==============     ==============     ==========

NOTE 23--AUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following presents audited condensed consolidating financial information with respect to our financial position as of August 31, 2003 and 2002 and the results of our operations and cash flows for the years then ended.

In connection with our sale on March 17, 2003 of our 7 year, 10.75% Senior Notes due March 15, 2010, our material wholly-owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the audited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries) are referred to as the Non-Guarantor Subsidiaries.

The audited condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the condensed consolidating financial information to the presentation of the consolidated financial statements. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

                      The Shaw Group Inc. and Subsidiaries
                      Condensed Consolidating Balance Sheet

                              As of August 31, 2003
                                 (in thousands)

                                                                                             Elimination
                                                                               Non-              And
                                         Parent            Guarantor        Guarantor       Consolidation
                                          Only           Subsidiaries      Subsidiaries        Entries         Consolidated
                                      -------------     -------------     -------------     -------------      -------------
ASSETS
Current assets                        $     358,306     $     578,580     $     190,398     $     (13,723)     $   1,113,561
Investment in subsidiaries
    and joint ventures                      779,872            19,864            13,215          (779,778)            33,173
Intercompany balances                            --                --                --                --                 --
Property and equipment                       60,387           111,801            14,266            (1,322)           185,132
Goodwill                                         --           486,946            24,430                --            511,376
Other assets                                 45,186            84,661            13,026                --            142,873
                                      -------------     -------------     -------------     -------------      -------------

Total Assets                          $   1,243,751     $   1,281,852     $     255,335     $    (794,823)     $   1,986,115
                                      =============     =============     =============     =============      =============

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Current liabilities                   $     317,227     $     576,715     $     149,218     $     (15,045)     $   1,028,115
Long-term debt and leases                   251,019               628                98                --            251,745
Intercompany long-term debt                      --                --                --                --                 --
Other non-current liabilities                13,215            17,011            13,739                --             43,965
                                      -------------     -------------     -------------     -------------      -------------
Total Liabilities                           581,461           594,354           163,055           (15,045)         1,323,825

Total Shareholders' Equity                  662,290           687,498            92,280          (779,778)           662,290
                                      -------------     -------------     -------------     -------------      -------------

Total Liabilities &
    Shareholders' Equity              $   1,243,751     $   1,281,852     $     255,335     $    (794,823)     $   1,986,115
                                      =============     =============     =============     =============      =============

                      The Shaw Group Inc. and Subsidiaries
                      Condensed Consolidating Balance Sheet

                              As of August 31, 2002
                                 (in thousands)

                                                                                         Elimination
                                                                          Non-               And
                                      Parent          Guarantor        Guarantor        Consolidation
                                       Only         Subsidiaries      Subsidiaries         Entries         Consolidated
                                  -------------     -------------     -------------     -------------      -------------
ASSETS
Current assets                    $     364,825     $     997,619     $     237,172     $    (152,316)     $   1,447,300
Investment in subsidiaries
    and joint ventures                  774,578            17,697            15,434          (769,980)            37,729
Intercompany balances                        --                --                --                --                 --
Property and equipment                   73,009           117,883            17,108            (1,775)           206,225
Goodwill                                     --           481,633            17,371                --            499,004
Other assets                             40,294            66,424             4,170                --            110,888
                                  -------------     -------------     -------------     -------------      -------------

Total Assets                      $   1,252,706     $   1,681,256     $     291,255     $    (924,071)     $   2,301,146
                                  =============     =============     =============     =============      =============

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Current liabilities               $      23,365     $     994,022     $     198,994     $    (154,091)     $   1,062,290
Long-term debt and leases               521,412               499               236                --            522,147
Intercompany long-term debt                  --                --                --                --                 --
Other non-current liabilities            15,672                --             8,780                --             24,452
                                  -------------     -------------     -------------     -------------      -------------
Total Liabilities                       560,449           994,521           208,010          (154,091)         1,608,889

Total Shareholders' Equity              692,257           686,735            83,245          (769,980)           692,257
                                  -------------     -------------     -------------     -------------      -------------

Total Liabilities &
    Shareholders' Equity          $   1,252,706     $   1,681,256     $     291,255     $    (924,071)     $   2,301,146
                                  =============     =============     =============     =============      =============

                      The Shaw Group Inc. and Subsidiaries
                   Condensed Consolidating Statement of Income

                       For the Year Ended August 31, 2003
                                 (in thousands)


                                                                                           Elimination
                                                                            Non-               And
                                     Parent           Guarantor          Guarantor        Consolidation
                                      Only           Subsidiaries       Subsidiaries         Entries         Consolidated
                                 -------------      -------------      -------------      -------------      -------------
Revenues                         $          --      $   2,968,564      $     341,722      $      (3,524)     $   3,306,762
Cost of revenues                            --          2,758,332            278,432             (3,524)         3,033,240
                                 -------------      -------------      -------------      -------------      -------------
Gross profit                                --            210,232             63,290                 --            273,522

General and administrative
    expenses                            41,550            120,847             38,477                 --            200,874
                                 -------------      -------------      -------------      -------------      -------------

Operating income (loss)                (41,550)            89,385             24,813                 --             72,648

Other (expenses) and income             46,831            (84,370)               481                 --            (37,058)
Equity in earnings of
    subsidiaries                        20,866                 --                 --            (20,866)                --
                                 -------------      -------------      -------------      -------------      -------------

Income before income taxes
    and earnings  (losses)
    from unconsolidated
    entities                            26,147              5,015             25,294            (20,866)            35,590
Provision for income taxes               1,850              2,194              7,701                 --             11,745
                                 -------------      -------------      -------------      -------------      -------------

Income before earnings
    (losses) from
    unconsolidated entities             24,297              2,821             17,593            (20,866)            23,845

Earnings (losses) from
    unconsolidated entities,
    net of taxes                        (3,431)             3,286             (2,834)                --             (2,979)
                                 -------------      -------------      -------------      -------------      -------------

Net income                       $      20,866      $       6,107      $      14,759      $     (20,866)     $      20,866
                                 =============      =============      =============      =============      =============

                      The Shaw Group Inc. and Subsidiaries
                   Condensed Consolidating Statement of Income

                       For the Year Ended August 31, 2002
                                 (in thousands)


                                                                                           Elimination
                                                                            Non-               And
                                    Parent            Guarantor          Guarantor        Consolidation
                                     Only           Subsidiaries        Subsidiaries         Entries         Consolidated
                                 -------------      -------------      -------------      -------------      -------------
Revenues                         $          --      $   2,882,461      $     295,633      $      (7,398)     $   3,170,696
Cost of revenues                            --          2,589,844            260,624             (7,398)         2,843,070
                                 -------------      -------------      -------------      -------------      -------------
Gross profit                                --            292,617             35,009                 --            327,626

General and administrative
    expenses                            46,195             85,579             29,474                 --            161,248
                                 -------------      -------------      -------------      -------------      -------------

Operating income (loss)                (46,195)           207,038              5,535                 --            166,378

Other (expenses) and income             42,106            (57,336)              (136)                --            (15,366)
Equity in earnings of
    subsidiaries                        97,995                 --                 --            (97,995)                --
                                 -------------      -------------      -------------      -------------      -------------

Income before income taxes
    and earnings  (losses)
    from unconsolidated
    entities                            93,906            149,702              5,399            (97,995)           151,012
Provision for income taxes
    (benefit)                           (1,605)            56,731               (778)                --             54,348
                                 -------------      -------------      -------------      -------------      -------------

Income before earnings
    (losses) from
    unconsolidated entities             95,511             92,971              6,177            (97,995)            96,664

Earnings (losses) from
    unconsolidated entities,
    net of taxes                         2,856               (584)              (569)                --              1,703
                                 -------------      -------------      -------------      -------------      -------------

Net income                       $      98,367      $      92,387      $       5,608      $     (97,995)     $      98,367
                                 =============      =============      =============      =============      =============

                      The Shaw Group Inc. and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows

                       For the Year Ended August 31, 2003
                                 (in thousands)


                                                                                    Non-
                                               Parent          Guarantor         Guarantor
                                                Only          Subsidiaries      Subsidiaries       Eliminations       Consolidated
                                            ------------      ------------      ------------      ---------------     ------------
Net cash provided by (used in)
    operating activities                    $     12,453      $   (313,152)     $     98,697      $            --     $   (202,002)
Cash flows from investing activities:
    Purchases of marketable securities
        held to maturity                        (107,270)               --                --                   --         (107,270)
    Maturities of marketable
        securities held to maturity              157,126                --                --                   --          157,126
    Investment in subsidiaries, net of
        cash received                                 --           (22,633)              121                   --          (22,512)
    Purchases of property and equipment           (7,206)          (17,823)           (1,192)                  --          (26,221)
    Investment in and advances to
        unconsolidated entities and
        joint ventures, net of cash
        received                                    (765)             (214)           (1,864)                  --           (2,843)
    Proceeds from sale of assets                     974             3,135                --                   --            4,109
                                            ------------      ------------      ------------      ---------------     ------------
Net cash provided by (used in)
    investing activities                          42,859           (37,535)           (2,935)                  --            2,389

Cash flows from financing activities:
    Purchase of treasury stock                   (47,837)               --                --                   --          (47,837)
    (Repayment of) proceeds from loans
        and leases                               (18,172)            4,144                --                   --          (14,028)
    Net repayments on revolving credit
        agreements                                    --                --               110                   --              110
    Changes in intercompany debt,
        receivables and payables                (253,871)          360,007          (106,136)                  --               --
    Issuance of common stock                         500                --                --                   --              500
                                            ------------      ------------      ------------      ---------------     ------------
Net cash provided by (used in)
    financing activities                        (319,380)          364,151          (106,026)                  --          (61,255)

Effects of foreign exchange rate
    changes on cash                                   --                --               491                   --              491
                                            ------------      ------------      ------------      ---------------     ------------
Net increase (decrease) in cash                 (264,068)           13,464            (9,773)                  --         (260,377)
Cash and cash equivalents at the
    beginning of the year                        361,213            21,139           115,912                   --          498,264
                                            ------------      ------------      ------------      ---------------     ------------
Cash and cash equivalents at the end
    of the year                             $     97,145      $     34,603      $    106,139      $            --     $    237,887
                                            ============      ============      ============      ===============     ============

                      The Shaw Group Inc. and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows

                       For the Year Ended August 31, 2002
                                 (in thousands)


                                                                                      Non-
                                               Parent           Guarantor          Guarantor
                                                Only           Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                            -------------      -------------      -------------      ------------    -------------
Net cash provided by operating
    activities                              $      17,647      $     179,277      $     118,142      $        --     $     315,066
Cash flows from investing activities:
    Purchases of marketable securities
        held to maturity                         (128,585)                --                 --               --          (128,585)
    Maturities of marketable
        securities held to maturity               119,263                 --                 --               --           119,263
    Investment in subsidiaries, net of
        cash received                             (15,132)           (88,327)               795               --          (102,664)
    Purchases of property and equipment           (49,383)           (20,974)            (3,589)              --           (73,946)
    Purchase of real estate option                (12,183)                --                 --               --           (12,183)
    Investment in and advances to
        unconsolidated entities and
        joint ventures, net of cash
        received                                    2,000               (200)            (2,688)              --              (888)
    Proceeds from sale of assets                       --                717                 --               --               717
                                            -------------      -------------      -------------      -----------     -------------
Net cash used in investing activities             (84,020)          (108,784)            (5,482)              --          (198,286)

Cash flows from financing activities:
    Purchase of treasury stock                    (52,043)                --                 --               --           (52,043)
    (Repayment of) proceeds from loans
        and leases                                 (4,240)               553             (5,384)              --            (9,071)
    Net repayments on revolving credit
        agreements                                     --                 --             (2,959)              --            (2,959)
    Changes in intercompany debt,
        receivables and payables                   66,341            (61,687)            (4,654)              --                --
    Issuance of common stock                        2,262                 --                 --               --             2,262
    Other                                            (163)                --                 --               --              (163)
                                            -------------      -------------      -------------      -----------     -------------
Net cash provided by (used in)
    financing activities                           12,157            (61,134)           (12,997)              --           (61,974)

Effects of foreign exchange rate
    changes on cash                                    --                 --                154               --               154
                                            -------------      -------------      -------------      -----------     -------------
Net increase (decrease) in cash                   (54,216)             9,359             99,817               --            54,960
Cash and cash equivalents at the
    beginning of the year                         415,429             11,780             16,095               --           443,304
                                            -------------      -------------      -------------      -----------     -------------
Cash and cash equivalents at the end
    of the year                             $     361,213      $      21,139      $     115,912      $        --     $     498,264
                                            =============      =============      =============      ===========     =============

NOTE 24 -- UNAUDITED CONDENSED YEAR ENDED AUGUST 31, 2001 CONSOLIDATING FINANCIAL INFORMATION

The following presents unaudited condensed consolidating financial information for the year ended August 31, 2001.

In connection with our sale on March 17, 2003 of our 7 year, 10.75% Senior Notes, due March 15, 2010, our material wholly-owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries) are referred to as the Non-Guarantor Subsidiaries.

The unaudited condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the condensed consolidating financial information to the presentation of the consolidated financial statements. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

                      The Shaw Group Inc. and Subsidiaries
              Unaudited Condensed Consolidating Statement of Income

                       For the Year Ended August 31, 2001
                                 (in thousands)



                                                                                           Elimination
                                                                           Non-                And
                                    Parent            Guarantor         Guarantor         Consolidation
                                     Only           Subsidiaries       Subsidiaries           Entries        Consolidated
                                 -------------      -------------      -------------      -------------      -------------
Revenues                         $          --      $   1,341,332      $     200,127      $      (2,527)     $   1,538,932
Cost of revenues                            --          1,097,063            197,035             (1,782)         1,292,316
                                 -------------      -------------      -------------      -------------      -------------
Gross profit                                --            244,269              3,092               (745)           246,616

General and administrative
    expenses                            31,097             97,783             10,780                 --            139,660
                                 -------------      -------------      -------------      -------------      -------------

Operating income (loss)                (31,097)           146,486             (7,688)              (745)           106,956

Other (expenses) and income
                                        63,996            (76,519)             5,246                 --             (7,277)
Equity in earnings of
    subsidiaries                        41,764                 --                 --            (41,764)                --
                                 -------------      -------------      -------------      -------------      -------------

Income before income taxes
    and earnings  (losses)
    from unconsolidated
    entities                            74,663             69,967             (2,442)           (42,509)            99,679
Provision for income taxes
    (benefit)                           13,100             27,553             (1,999)              (288)            38,366
                                 -------------      -------------      -------------      -------------      -------------

Income before earnings
    (losses) from
    unconsolidated entities             61,563             42,414               (443)           (42,221)            61,313

Earnings (losses) from
    unconsolidated entities,
    net of taxes                          (566)                --                250                 --               (316)
                                 -------------      -------------      -------------      -------------      -------------

Net income                       $      60,997      $      42,414      $        (193)     $     (42,221)     $      60,997
                                 =============      =============      =============      =============      =============

                      The Shaw Group Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Cash Flows

                          For the Year August 31, 2001
                                 (in thousands)

                                                                                     Non-
                                                Parent          Guarantor         Guarantor
                                                 Only          Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                             ------------      ------------      ------------      ------------      ------------
Net cash provided by (used in) operating
   activities                                $     20,252      $    (16,497)     $      7,650      $         --      $     11,405
Cash flows from investing activities:
    Proceeds from sale of assets                    6,559           114,361                --                --           120,920
    Purchases of marketable securities
        held to maturity                          (45,630)               --                --                --           (45,630)
    Purchases of property and equipment           (20,926)          (15,724)           (1,471)               --           (38,121)
    Investment in subsidiaries, net of
        cash received and returned               (123,316)           (1,800)               --           147,706            22,590
    Investment in and advances to
        unconsolidated entities and
        joint ventures                             (2,000)           (2,237)               --                --            (4,237)
    Purchase of securities available for
        sale                                       (1,241)               --                --                --            (1,241)
                                             ------------      ------------      ------------      ------------      ------------
Net cash provided by (used in) investing
    activities                                   (186,554)           94,600            (1,471)          147,706            54,281

Cash flows from financing activities:
    Proceeds from issuance of debt, net
        of deferred debt issue costs              492,851                --                --                --           492,851
    Capital contribution to subsidiary                 --           145,906             1,800          (147,706)               --
    Net proceeds (repayments) from
        revolving credit agreements,
        including payments for deferred
        debt issue costs                         (236,050)               --             1,026                --          (235,024)
    Changes in intercompany debt,
        receivables and payables                  191,311          (184,081)           (7,230)               --                --
    Issuance of common stock                      148,080                --                --                --           148,080
    Repayment of debt & leases                    (12,383)          (36,864)               --                --           (49,247)
                                             ------------      ------------      ------------      ------------      ------------
Net cash provided by (used in) financing
    activities                                    583,809           (75,039)           (4,404)         (147,706)          356,660

Effects of foreign exchange rate changes
    on cash                                            --                --              (810)               --              (810)
                                             ------------      ------------      ------------      ------------      ------------
Net increase in cash                              417,507             3,064               965                --           421,536
Cash and cash equivalents at the
    beginning of the year                          (2,078)            8,716            15,130                --            21,768
                                             ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents at the end of
    the year                                 $    415,429      $     11,780      $     16,095      $         --      $    443,304
                                             ============      ============      ============      ============      ============

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

          3.5 Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (filed with Original Filing).

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

       10.14 Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of May 16, 2003 (filed with Original Filing).

       10.15 Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (filed with Original Filing).

        14.1 The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2003 (filed with Original Filing).

        21.1   Subsidiaries of The Shaw Group Inc. (filed herewith).

        23.1   Consent of Ernst & Young LLP (filed herewith).

        23.2 Notice regarding consent of Arthur Andersen LLP (filed with Original Filing).

        24.1   Powers of Attorney (filed with Original Filing).

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


                                        THE SHAW GROUP INC.


                                        /s/ J. M. Bernhard, Jr.
                                        ---------------------------------------
                                        By: J. M. Bernhard, Jr.
                                        Chief Executive Officer
                                        Date: November 12, 2003


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


          Signature                               Title                                           Date
          ---------                               -----                                           ----
/s/ J. M. Bernhard, Jr.                  Chairman of the Board                            November 12, 2003
-----------------------------             and Chief Executive Officer,
(J. M. Bernhard, Jr.)                     (Principal Executive Officer)


/s/ Robert L. Belk                       Executive Vice President and Chief               November 12, 2003
------------------------------            Financial Officer (Principal Financial
(Robert L. Belk)                          Officer and Principal Accounting
                                          Officer)


/s/ T.A. Barfield                        President and Chief Operating Officer            November 12, 2003
-----------------------------             (Principal Operating Officer)
(T.A. Barfield)                           and Director


*                                        Director                                         November 12, 2003
----------------------------------
(Albert McAlister)


*                                        Director                                         November 12, 2003
----------------------------------
(L. Lane Grigsby)


*                                        Director                                         November 12, 2003
----------------------------------
(David W. Hoyle)


*                                        Director                                         November 12, 2003
----------------------------------
(John W. Sinders, Jr.)


*                                        Director                                         November 12, 2003
----------------------------------
(William H. Grigg)


*                                        Director                                         November 12, 2003
----------------------------------
(Charles E. Roemer, III)


* By: /s/ Robert L. Belk                                                                  November 12, 2003
      -----------------------------------
      Robert L. Belk
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

       3.5     Supplement to Amended and Restated By-laws of the Company dated
               October 17, 2003 (filed with Original Filing).

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


       10.14 Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of May 16, 2003 (filed with Original Filing).

       10.15 Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (filed with Original Filing).

        14.1 The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2003 (filed with Original Filing).

        21.1   Subsidiaries of The Shaw Group Inc. (filed herewith).

        23.1   Consent of Ernst & Young LLP (filed herewith).

        23.2   Notice regarding consent of Arthur Andersen LLP (filed with Original
               Filing).

        24.1   Powers of Attorney (filed with Original Filing).

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