Form 10-Q
period 2003-11-30
SHAW GROUP INC
filed 2004-01-14
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 2054

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	November 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-12227

The Shaw Group Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-1106167

(State of Incorporation)	(I.R.S. Employer Identification Number)

4171 Essen Lane, Baton Rouge, Louisiana	70809

(Address of Principal executive offices)	(Zip Code)

                                     225-932-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date, is as follows:

Common stock, no par value, 60,789,735 shares outstanding as of January 13, 2004.

FORM 10-Q

Part I — Financial Information
Item 1. — Financial Statements
Condensed Consolidated Balance Sheets — November 30, 2003 and August 31, 2003	3 -- 4
Condensed Consolidated Statements of Operations — For the Three Months Ended November 30, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows — For the Three Months Ended November 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7- 29
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 -- 44
Item 3. — Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. — Controls and Procedures	46
Part II — Other Information
Item 1. — Legal Proceedings	47 -- 51
Item 4. — Submission of Matters to a Vote of Security Holders	51
Item 6. — Exhibits and Reports on Form 8-K	52-54
Signatures	55
Exhibit Index	56
Exhibits	57-60

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	(Unaudited)
	November 30,	August 31,
	2003	2003

Current assets:
Cash and cash equivalents	$81,801	$179,852
Escrowed cash	81,249	58,035
Marketable securities, held to maturity	—	5,096
Accounts receivable, including retainage, net	469,132	435,765
Inventories	83,565	85,444
Cost and estimated earnings in excess of billings on uncompleted contracts including claims	225,435	233,895
Deferred income taxes	63,299	82,311
Prepaid expenses and other current assets	28,749	33,163

Total current assets	1,033,230	1,113,561
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	35,521	33,173
Property and equipment, less accumulated depreciation of $101,251 at November 30, 2003 and $118,850 at August 31, 2003	155,486	185,132
Deferred income taxes	8,839	—
Goodwill	514,011	511,376
Other assets	150,638	142,873

	$1,897,725	$1,986,115

(Continued)

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited)
	November 30,	August 31,
	2003	2003

Current liabilities:
Accounts payable	$272,645	$307,971
Accrued liabilities	153,339	156,060
Current maturities of long-term debt	69,140	258,758
Short-term revolving lines of credit	2,821	1,274
Current portion of obligations under capital leases	1,508	1,378
Deferred revenue — prebilled	9,603	10,785
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	252,108	249,480
Contract liability adjustments	28,729	32,551
Accrued contract losses and reserves	2,697	9,858

Total current liabilities	792,590	1,028,115
Long-term debt, less current maturities	251,194	250,861
Obligations under capital leases, less current obligations	1,070	884
Deferred income taxes	—	25,985
Other liabilities	19,337	17,980
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, no shares issued and outstanding	—	—
Common stock, no par value, 60,789,735 and 37,790,216 shares issued and outstanding, respectively	714,174	496,148
Retained earnings	237,219	286,811
Accumulated other comprehensive income (loss)	(17,475)	(20,540)
Unearned stock-based compensation	(471)	(216)
Treasury stock, 5,331,655 shares as of November 30, 2003 and August 31, 2003	(99,913)	(99,913)

Total shareholders’ equity	833,534	662,290

	$1,897,725	$1,986,115

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	November 30,

	2003	2002

Revenues	$649,212	$996,906
Cost of revenues	636,520	914,480

Gross profit	12,692	82,426
General and administrative expenses	73,602	49,892

Operating income (loss)	(60,910)	32,534
Interest expense	(10,531)	(5,774)
Interest income	344	1,539
Loss on LYONS repurchase	(1,147)	—
Foreign currency transaction losses, net	(1,666)	(148)
Other income (expense), net	(920)	49

	(13,920)	(4,334)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(74,830)	28,200
Provision (benefit) for income taxes	(24,679)	10,152

Income (loss) before earnings (losses) from unconsolidated entities	(50,151)	18,048
Earnings (losses) from unconsolidated entities, net of taxes	559	(1,595)

Net income (loss)	$(49,592)	$16,453

Net income (loss) per common share:
Basic income (loss) per common share	$(1.07)	$.43

Diluted income (loss) per common share	$(1.07)	$.42

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	November 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(49,592)	$16,453
Depreciation and amortization	37,178	11,221
Provision (benefit) for deferred income taxes	(24,690)	2,869
Amortization of contract adjustments	(3,373)	(5,733)
Accretion of interest on discounted long-term debt	2,721	5,100
(Earnings) loss from unconsolidated entities	(559)	1,595
Loss on LYONs repurchase	1,147	—
Foreign currency transaction losses, net	1,666	148
Other operating activities, net	(41,237)	(100,769)

Net cash used in operating activities	(76,739)	(69,116)
Cash flows from investing activities:
Purchases of marketable securities held to maturity	—	(46,597)
Maturities of marketable securities held to maturity	5,096	46,877
Purchases of property and equipment	(5,637)	(7,543)
Purchases of businesses	(4,942)	—
Receipts from unconsolidated entities, net of advances	130	415

Net cash used in investing activities	(5,353)	(6,848)
Cash flows from financing activities:
Purchase of treasury stock	—	(47,837)
Repayment of debt and leases	(217,454)	(645)
Proceeds from issuance of debt	6,036	—
Net proceeds (payments, including deferred issue costs) on revolving credit agreements	592	(1,052)
Issuance of common stock	217,623	257

Net cash provided by (used in) financing activities	6,797	(49,277)
Effect of exchange rate changes on cash	458	81

Net decrease in cash, cash equivalents and escrowed cash	(74,837)	(125,160)
Cash, cash equivalents and escrowed cash — beginning of period	237,887	498,264

Cash, cash equivalents and escrowed cash — end of period	$163,050	$373,104

Non-cash investing and financing activities - Property and equipment acquired under capital leases	$318	$1,706

The accompany notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Unaudited Financial Information

The condensed consolidated financial statements and financial information reported here have been prepared in accordance with the interim reporting requirements of Form 10-Q. Consequently, information and note disclosures normally included in financial statements prepared annually in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should therefore refer to the consolidated financial statements and the notes included in the Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 of The Shaw Group Inc. filed with the Securities and Exchange Commission on November 12, 2003.

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries as of November 30, 2003 and for the three-month periods ended November 30, 2003 and 2002 was not audited by our independent auditors. However, management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim period are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2004.

Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars and the Euro.) All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders’ equity, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains or losses are credited or charged to income.

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation.

Note 2 — Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, allows companies to account for stock-based compensation by either recognizing an expense for the fair value of stock-based compensation upon issuance or by the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations.

We account for our stock-based compensation under APB No. 25, which provides that no stock compensation expense is recognized if stock options are granted at an exercise price equal to the market value of the underlying stock at the date of grant. However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and earnings (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2003

	2003	2002

Net income (loss):
As reported	$(49,592)	$16,453
Add: Stock-based employee compensation reported in net income (loss), net of taxes	88	68
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(1,156)	(2,388)

Pro forma	$(50,660)	$14,133

Basic earnings (loss) per share:
As reported	$(1.07)	$0.43
Add: Stock-based employee compensation reported in net income (loss), net of taxes	—	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(0.03)	(0.06)

Pro forma	$(1.10)	$0.37

Diluted earnings (loss) per share:
As reported	$(1.07)	$0.42
Add: Stock-based employee compensation reported in net income (loss), net of taxes	—	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(0.03)	(0.05)

Pro forma	$(1.10)	$0.37

Note 3 — Capital Stock Transactions

On October 29, 2003, we issued 23 million shares of common stock, no par value per share, at $10 per share with related transaction costs of approximately $12.4 million, generating net proceeds of $217.6 million. Approximately $194.7 million of the net proceeds were used to repurchase a portion of our outstanding Liquid Yield OptionTM Notes or LYONs (see Note 8). The remaining net proceeds of $22.9 million together with cash on hand are expected to be used for the future repurchase of the remaining LYONs. The $22.9 million is included in escrowed cash at November 30, 2003 and is required to remain in escrow until May 2004, unless used to purchase outstanding LYONs before then.

Note 4 — Acquisitions

The operating results of acquisitions are included in our consolidated financial statements from the applicable dates of the transactions. Pro forma information has not been disclosed for the fiscal year 2004 and 2003 acquisitions as the impact is not deemed significant for the periods presented. The following is a brief description of each acquisition.

Coastal Engineering and Environmental Consultants, Inc.

In October 2003, we acquired certain assets and the workforce of Coastal Engineering and Environmental Consultants, Inc. (Coastal) for a cost of $1.2 million. Coastal specializes in engineering and consulting for Coastal Erosion and Wetlands Restoration projects. Coastal has been integrated into our Environmental & Infrastructure segment. Approximately $1.0 million of goodwill was recorded related to this transaction, based on our preliminary allocation of the purchase price, which allocation is subject to revision subsequent to the acquisition date and within one year.

Badger Technologies

On April 17, 2003, we acquired substantially all of the assets of Badger Technologies from Washington Group International, Inc. for approximately $17.7 million in cash. Badger Technologies develops, commercializes and licenses petrochemical and petroleum refining-related technologies. Badger Technologies was integrated into our Engineering, Construction & Maintenance segment. We recorded approximately $8.0 million in goodwill and approximately $7.5 million in intangible assets related to certain process technologies acquired in the acquisition. The allocation of the purchase price to goodwill and other intangibles is preliminary and subject to revision subsequent to the acquisition date and within one year.

Envirogen, Inc.

On March 21, 2003, we acquired all of the common stock of Envirogen, Inc. for a cost of approximately $3.7 million, net of cash received. Envirogen, previously a publicly traded company, specializes in remediation of complex contaminants in soil and groundwater and has been integrated into our Environmental & Infrastructure segment. Approximately $4.5 million of goodwill was recorded related to this transaction, based on our preliminary allocation of the purchase price, which is subject to revision during the one-year allocation period.

LFG&E Acquisition

On November 14, 2002, our Environmental & Infrastructure segment acquired certain assets of LFG&E International, Inc. (LFG&E) for a cash payment of approximately $1.2 million. Approximately $0.4 million of goodwill was recorded related to this transaction. LFG&E International, Inc. provides gas well-drilling services to landfill owners and operators. Then, on September 30, 2003, we acquired certain other assets of LFG&E for an additional cash payment of approximately $2.2 million. No goodwill has been recorded for the September 2003 acquisition in our preliminary allocation of purchase price as of November 30, 2003 due to the recent timing of the acquisition and the need for additional information to perform valuation procedures of the assets acquired and liabilities assumed.

Note 5 — Goodwill and Other Intangible Assets

Goodwill

The following table reflects the changes (in thousands) in the carrying value of goodwill from September 1, 2003 to November 30, 2003. Refer to Note 4 for a more detailed discussion of the accounting related to these acquisitions.

Balance at September 1, 2003	$511,376
Currency translation adjustment	1,417
Coastal acquisition	1,000
Allocation period adjustments — LFG&E acquisition	218

Balance at November 30, 2003	$514,011

Goodwill associated with the Coastal, Badger Technologies, Envirogen and LFG&E acquisitions were preliminarily calculated as of November 30, 2003. We expect to revise these balances during the one-year allocation period, as we have not obtained all necessary appraisals of the property and equipment and intangible assets we purchased or completed all of our other review and valuation procedures of the assets acquired and the liabilities assumed.

We completed our annual impairment test for fiscal 2003 as of March 1, 2003 in accordance with SFAS No. 142 and determined that our goodwill was not impaired. However, certain of our businesses are subject to competitive pressures, cyclicality of operations, and may experience a protracted downturn in activity. As discussed in “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the three months ended November 30, 2003, we continued to see a weakened demand for services in the domestic power and process industries impacting revenues and margins from our Engineering Construction & Maintenance and Fabrication & Manufacturing segments. This trend in reduced demand negatively impacted our profitability in fiscal 2003 and has continued to have a negative impact on our profitability in the first quarter of fiscal 2004. To the extent these weakened market conditions continue, the goodwill values of our businesses could be adversely impacted in the future and an impairment adjustment to goodwill, which would reduce our earnings and our equity and could affect certain of our debt covenants, could occur. We will continue to evaluate the markets that drive our businesses and seek ways to profitably capitalize on changing market conditions.

Other Intangible Assets

At November 30, 2003 and August 31, 2003, amortizable intangible assets, other than construction contract adjustments, consisted of proprietary ethylene technology acquired in the Stone & Webster transaction in 2000, ethyl and cumene technologies acquired in the Badger Technologies acquisition in 2003, both of which are being amortized over fifteen years on a straight-line basis, and patents acquired in the IT Group transaction in 2002 which are being amortized over ten years on a straight-line basis. Additionally, we recorded a customer relationship intangible related to the IT Group transaction, which is being amortized over ten years on a straight-line basis.

The gross carrying values and accumulated amortization of these amortizable intangible assets as of November 30, 2003 and August 31, 2003 are presented below (in thousands):

	Proprietary	Proprietary	Customer	Customer
	Technology -	Technology -	Relationship	Relationship
	Gross Carrying	Accumulated	Gross-Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Balance at August 31, 2003	$36,161	$(5,818)	$2,016	$(202)
Quarterly amortization	—	(603)	—	(50)

Balance at November 30, 2003	$36,161	$(6,421)	$2,016	$(252)

The annual amortization for our intangible assets not associated with contract acquisition adjustments is $2.4 million related to the proprietary technology and $0.2 million related to customer relationships.

Contract Adjustments and Accrued Contract Loss Reserves

The construction contract adjustments (included in our intangible assets) and contract loss reserves established in purchase accounting (related to the IT Group and Stone & Webster transactions) are amortized as work is performed on the related contracts.

The following table presents the additions to and utilization/amortization of contract adjustments and accrued contract loss reserves for the periods indicated (in thousands):

		Asset or Liability	Cost of Revenues
Three Months Ended	September 1, 2003	Increase/	Increase/	November 30, 2003
November 30, 2003	Balance	Decrease	(Decrease)	Balance

Contract (asset) adjustments	$(3,210)	$—	$449	$(2,761)
Contract liability adjustments	32,551	—	(3,822)	28,729
Accrued contract loss reserves	9,858	—	(7,161)	2,697

Total	$39,199	$—	$(10,534)	$28,665

		Asset or Liability	Cost of Revenues
Three Months Ended	September 1, 2002	Increase/	Increase/	November 30, 2002
November 30, 2002	Balance	Decrease	(Decrease)	Balance

Contract (asset) liability adjustments	$(12,150)	$3,236	$1,597	$(7,317)
Contract liability adjustments	69,140	(4,998)	(7,330)	56,812
Accrued contract loss reserves	11,402	3,400	(903)	13,899

Total	$68,392	$1,638	$(6,636)	$63,394

The increases/decreases in the contract (asset), contract liability adjustments and accrued contract loss reserves for the three months ended November 30, 2003 and 2002 represent the utilization of allocation period adjustments related to the IT Group transaction.

Other Long Lived Assets

For the three months ended November 30, 2003, we recorded accelerated amortization of $29.4 million on certain software assets as a result of successful new software system including the conversion of data, which had not been previously contemplated. In August 2002, we developed a preliminary plan to convert certain of our operating units to new software systems and, as a result, we accelerated the amortization of certain software assets that would be replaced based on the projected implementation plan and anticipated future use of the assets. During fiscal 2003, we reevaluated our preliminary plan based on the reorganization of our operating segments and developed a more aggressive conversion strategy that included implementation of new systems at substantially all of our significant operations during the first quarter of fiscal 2004. Our conversion to the new software systems, including the development of certain new software packages, was completed earlier and in a more substantial way than originally planned. Because implementation was substantially complete by November 30, 2003 and we concluded that we should completely abandon our previous software platform, we further accelerated the amortization of the software assets that were replaced and recorded related amortization expense of $29.4 million which is reflected in general and administrative expenses in the consolidated statements of operations.

Note 6 — Inventories

The major components of inventories were as follows as of the dates indicated (in thousands):

	November 30, 2003			August 31, 2003

	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total

Finished Goods	$27,889	$—	$27,889	$29,660	$—	$29,660
Raw Materials	7,865	40,761	48,626	7,976	38,950	46,926
Work In Process	501	6,549	7,050	468	8,390	8,858

	$36,255	$47,310	$83,565	$38,104	$47,340	$85,444

Note 7 — Investment in Unconsolidated Entities

During the three months ended November 30, 2003 and 2002, we recognized losses of $0.1 million and $0.1 million, respectively, from Shaw-Nass Middle East, W.L.L. (“Shaw-Nass”), our Bahrain joint venture. The investment balance for Shaw-Nass was $2.5 million and $2.6 million, as of November 30, 2003 and August 31, 2003, respectively. As of November 30, 2003 and August 31, 2003, we had advances to and receivables from Shaw-Nass of $7.2 million and $6.2 million, respectively. These relate primarily to inventory and equipment sold to Shaw-Nass. As of November 30, 2003 and August 31, 2003, we had accounts payable to Shaw-Nass of $0.6 million and $0, respectively.

During the three months ended November 30, 2003 and 2002, we recognized pre-tax income (loss) of $0.1 million and ($2.3 million), respectively, from the operations of our EntergyShaw L.L.C. (“EntergyShaw”) joint venture. The investment balance for EntergyShaw was ($2.2 million) and ($2.2 million), as of November 30, 2003 and August 31, 2003, respectively. As of November 30, 2003 and August 31, 2003, we had outstanding trade receivables from EntergyShaw totaling $5.8 million and $7.8 million, respectively. As of August 31, 2003, EntergyShaw had just completed its final active project and is expected to be dissolved during fiscal 2004. The dissolution of EntergyShaw and winding-up of its remaining activities could require us to make additional contributions to the joint venture.

During 2002, we invested approximately $3.1 million to acquire a 49% interest in a new pipe fabrication joint venture in China which was formed in fiscal 2002. During the three months ended November 30, 2003, we recognized a loss of $0.2 million from our China joint venture which has not yet begun operations. The investment balance for the China joint venture was $2.4 million and $2.6 million, as of November 30, 2003 and August 31, 2003, respectively. As of November 30, 2003 and August 31, 2003, we had advances to the China joint venture totaling $3.1 million and $3.1 million, respectively. Additionally, as of November 30, 2003 and August 31, 2003, we had accounts receivable from the China joint venture of $0.2 million and $0.2 million, respectively.

Additionally, as is common in the engineering, procurement and construction industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. The investments included on the accompanying condensed consolidated balance sheets as of November 30, 2003 and August 31, 2003 are approximately $20.1 million and $17.4 million, respectively, which generally represent the Company’s cash contributions and earnings from these investments.

Note 8 — Debt

	November 30,	August 31,
Long-term debt consisted of (dollars in thousands):	2003	2003

Credit Facility	$—	$—
10.75% $253 million Senior Notes	250,214	250,136
LYONs Convertible Securities	57,573	251,489
Other long-term debt	12,547	7,994

Total debt	320,334	509,619
Less: current maturities	(69,140)	(258,758)

Total long-term portion of debt	$251,194	$250,861

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. On October 17, 2003, we amended our Credit Facility again to increase the credit limit from $250.0 million to $300.0 million and to amend certain of the covenants contained therein. The Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $300.0 million limit of this facility. We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions.

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor’s Rating Services and Moody’s Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) the base rate to 1.50%

over the base rate. At November 30, 2003, the interest rate on the Credit Facility would have been either 5.0% (if the prime rate index had been chosen) or 3.67% (if the LIBOR rate index had been chosen). At November 30, 2003, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $171.9 million.

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

The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (except real estate and equipment). The Credit Facility contains certain financial covenants, including a leverage ratio (which changes after May 1, 2004, representing the initial date remaining LYONs may be submitted by LYONs holders for repurchase), a minimum fixed charge coverage ratio, defined minimum net worth, and defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

On October 17, 2003, the covenants contained in this facility were amended to provide us with additional flexibility. The most significant of these changes included:

•	a reduction in the minimum Adjusted EBITDA covenant from $135,000,000 to $120,000,000 on a rolling twelve month basis through November 2004; and

•	an increase in the total debt to Adjusted EBITDA ratio (leverage ratio) from 2.75x to 3.0x as of May 2004.

The Credit Facility permits us to repurchase $10.0 million of our LYONs obligations. Additional LYONs repurchases are also permitted if, after giving effect to the repurchases, we have the availability to borrow up to $50.0 million under the Credit Facility and we have the required amounts of cash and cash equivalents. Prior to May 1, 2004, pursuant to our most recent amendment, $75.0 million of cash and cash equivalents is required for purposes of this test. Cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility. As of November 30, 2003, we had outstanding LYONs of $57.6 million with $22.9 million in escrowed cash for the repurchase of LYONs (see Note 3).

As of November 30, 2003, we were not in compliance with minimum EBITDA and leverage ratio covenants contained in the Credit Facility primarily due to a pre-tax charge of $39.3 million ($26.3 million, net of tax) on the NEG projects (see Note 12) and a pre-tax charge of $5.5 million on a target price EPC contract (see “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — ECM Segment” for additional discussion). Therefore, we obtained a waiver as of and for the three months ended November 30, 2003. Specifically, these first quarter 2004 charges had an impact on our twelve month rolling EBITDA (as defined by the Credit Facility) which is used to calculate the minimum EBITDA and the leverage ratio, and is also a component of the minimum fixed charge coverage ratio, the minimum net worth ratio and the maximum capital expenditures covenants. There are no cross-default provisions with our Senior Notes; however, indemnity agreements with our bonding surety providers do contain cross-default provisions.

Based on the impact of these pre-tax charges on our twelve month rolling EBITDA (as defined by the Credit Facility) in the first quarter 2004, it is likely that we will require a waiver for certain of these covenants under the Credit Facility in the next twelve months. We are currently in discussions with our lenders and believe we will be able to obtain the waiver or otherwise amend the Credit Facility, but there is no guarantee this will occur. If a waiver or amendment cannot be obtained, the provisions of the Credit Facility require us to cash collateralize all outstanding letters of credit which were approximately $168.9 million as of December 31, 2003 and the bank group could terminate our ability to borrow under the Credit Facility. If this were to occur, we believe we have other financing alternatives and other options available to address such a situation, including a new credit facility, equity offering and possible assets sales. These options would likely be more expensive than our existing Credit Facility and would impact operating results.

As of November 30, 2003 and August 31, 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $19.8 and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $2.8 and $1.3 million, respectively, at a weighted average interest rate of approximately 5.25% and 4.25%, respectively, at November 30, 2003 and August 31, 2003. These subsidiaries also had outstanding letters of credit under these lines of $2.4 and $4.2 million, respectively, at November 30, 2003 and August 31, 2003, leaving $14.8 of availability under these lines at November 30, 2003.

LYONs Convertible Securities

Effective May 1, 2001, we issued and sold $790.0 million (including $200.0 million to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option™ Notes, or LYONs. The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The securities are a senior unsecured obligation and are convertible into our common stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance. Under the terms of the issue, the conversion rate may be adjusted for certain factors as defined in the agreement including but not limited to dividends or distributions payable on Common Stock, but will not be adjusted for accrued original issue discount. We realized net proceeds, after expenses, from the issuance of these securities of approximately $490.0 million.

On March 31, 2003, pursuant to a tender offer which commenced on February 26, 2003, we completed the purchase of LYONs with an amortized value of $256.7 million and an aggregate principal value of $384.6 million for a cost of $248.1 million. The purchase, after expenses and the write-off of unamortized debt issuance costs of $6.6 million, resulted in a net gain of $2.0 million. We used the total net proceeds, after fees, from the sale of the Senior Notes of $241.0 million and internal funds of $6.7 million to affect this repurchase.

During the fourth quarter of fiscal 2003, we repurchased additional LYONs with an amortized value of $21.5 million and an aggregate principal value of $32.0 million for a cost of $20.6 million. The purchase, after the write-off of unamortized debt issuance costs of $0.2 million, resulted in a net gain of $0.8 million.

In November 2003, pursuant to a tender offer which commenced on October 20, 2003, we completed the purchase of LYONs with an amortized value of $189.8 million and aggregate principal value of $280.4 million for a total cost of $189.7 million. Pursuant to a private purchase completed on November 26, 2003, we purchased additional LYONs with an amortized value of $5.4 million and aggregate principal value of $8.0 million for a total cost of $5.4 million. The two LYONs purchases, after expenses and the write-off of unamortized debt issuance costs of $1.7 million, resulted in a loss of $1.1 million reflected in the Loss on LYONs repurchase line item of the consolidated statement of operations for the three months ended November 30, 2003. These repurchases were funded with cash raised from our offering of 23 million shares of common stock, which closed on October 29, 2003 and generated net proceeds of $217.6 million (see Note 3). The remaining proceeds of $22.9 million are in escrowed cash on the balance sheet as of November 30, 2003.

The holders of the remaining LYONs, $57.6 million of amortized value as of November 30, 2003, have the right to require us to repurchase the LYONs on May 1, 2004, May 1, 2006, May 1, 2011 and May 1, 2016 at the then-accreted value ($58.1 million at May 1, 2004). We have the right to fund such repurchases with shares of our Common Stock at the current market value, cash, or a combination of common stock and cash. The debt holders also have the right to require us to repurchase the debt for cash, at the then-accreted value, if there is a change in control, as defined in the agreement, occurring on or before May 1, 2006. We may redeem all or a portion of the debt at the then-accreted value, through cash payments, at any time after May 1, 2006.

Senior Notes

On March 17, 2003, we issued and sold $253.0 million aggregate principal amount at maturity of 10.75% Senior Notes due 2010, or Senior Notes, which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows us to repurchase all or a portion of the notes at the following prices (as a percentage of maturity value) and dates:

Price as
Call	Percentage of
(Repurchase) Dates	Maturity Value

March 15, 2007	105.375%
March 15, 2008	102.688%
March 15, 2009 until maturity	100.000%

Additionally, prior to March 15, 2006, we may, at our option, utilize the net cash proceeds from one or more specified equity offerings, within ninety days of our receipt of the equity funds, to repurchase up to 35% of the then outstanding amount of Senior Notes at a price of 10.75% of the maturity value of the notes. Prior to March 15, 2007, we may, at our option, repurchase not less than all of the then outstanding notes at a price equal to the principal amount of the notes plus a specified applicable premium. Although the notes are unsecured, they are guaranteed by all of our material domestic subsidiaries.

In connection with the issuance of the Senior Notes, we recorded approximately $8.8 million of deferred debt issuance costs.

During the three months ended November 30, 2003 and 2002, we recognized, $3.4 million and $5.1 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our LYONs, Senior Notes, and the Credit Facility. The LYONs costs are being amortized to the first repurchase date of the debt or May 1, 2004. As of November 30, 2003 and August 31, 2003, unamortized deferred financing fees related to the LYONs, Senior Notes, and Credit Facility were $12.8 million and $14.1 million, respectively.

In addition, we were required to register the Senior Notes with the Securities and Exchange Commission by September 13, 2003. The Senior Notes were not registered on this date, and, as a result, we incurred additional interest expense of approximately $0.1 million in addition to the 10.75% stated interest rate until the registration statement became effective on December 2, 2003.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	November 30,

	2003	2002

Net income (loss)	$(49,592)	$16,453
Foreign currency translation adjustments	2,676	(1,296)
Unrealized net gains on hedging activities, net of taxes	380	183
Unrealized gains on securities available for sale, net of taxes	—	373

Total comprehensive income (loss)	$(46,536)	$15,713

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Australian and Canadian dollars and the Euro. The gains in 2003 are primarily the result of the strengthening of the British pound and the Euro in relation to the U.S. dollar.

Our hedging activities, which are generally limited to foreign exchange transactions, during the three months ended November 30, 2003 and 2002, were not material.

Note 10 — Business Segments

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

The following table presents information about segment results of operations and assets for the periods indicated. Certain reclassifications, primarily related to the E&I segment established with the IT Group transaction and the changes discussed in the prior paragraph, have been made to conform the November 2002 information to the November 2003 presentation basis (in thousands):

			Fabrication,
			Manufacturing and
	ECM	E&I	Distribution	Corporate	Total

Three Months Ended November 30, 2003
Revenues from external customers	$285,179	$316,843	$47,190	$—	$649,212
Intersegment revenues	713	393	69	—	1,175
Income (loss) before income taxes	(54,216)	19,849	(591)	(39,872)	(74,830)
Total assets	673,583	566,154	261,787	441,675	1,943,199
Three Months Ended November 30, 2002
Revenues from external customers	$614,421	$305,679	$76,806	$—	$996,906
Intersegment revenues	5,840	155	154	—	6,149
Income (loss) before income taxes	13,658	22,970	9,742	(18,170)	28,200
Total assets	739,941	550,789	274,512	465,533	2,030,755

Segment income (loss) before income taxes does not include any Corporate management charges. Corporate management charges to segments were $13.9 million and $10.2 million for the three month periods ended November 30, 2003 and 2002, respectively. In fiscal 2003, Corporate began allocating certain depreciation to its segments; however, such assets remain at the Corporate level. As previously stated, we restated prior year data to conform with the current year presentation, including the elimination of these management charges. The total depreciation allocated is as follows (in thousands):

			Fabrication,
			Manufacturing
			And
	ECM	E&I	Distribution	Corporate	Total

Three Months Ended November 30, 2003	$951	$214	$62	$(1,227)	$—
Three Months Ended November 30, 2002	3,052	11	—	(3,063)	—

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

	November 30,

	2003	2002

Total segment assets	$1,943,199	$2,030,775
Elimination of intercompany receivables	(5,687)	(13,385)
Income tax entries not allocated to segments	(42,268)	(33,277)
Other consolidation adjustments and eliminations	2,481	2,002

Total consolidated assets	$1,897,725	$1,986,115

Note 11 — Earnings (Loss) Per Common Share

Computations of basic and diluted earnings (loss) per share are presented below (in thousands, except per share amounts).

	Three Months Ended
	November 30,

	2003	2002

BASIC:	$(49,592)	$16,453

Income (loss) available to common shareholders Weighted average common shares	46,147	38,417

Basic earnings (loss) per common share	$(1.07)	$.43

DILUTIVE:
Income (loss) available to common shareholders	$(49,592)	$16,453
Interest on convertible debt, net of taxes	—	2,632

Income (loss) for diluted computation	$(49,592)	$19,085

Weighted average common shares (basic)	46,147	38,417
Effect of dilutive securities:
Stock options	—	450
Convertible debt	—	6,556

Adjusted weighted average common shares and assumed conversions	46,147	45,423

Diluted earnings (loss) per common share	$(1.07)	$.42

For the three months ended November 30, 2003, approximately 4,751,625 weighted-average incremental shares related to stock options and approximately 2,670,000 weighted-average incremental shares related to the LYONs convertible debt were excluded from the calculation of diluted income (loss) per share because they were antidilutive due to the net loss for the period. For the three months ended November 30, 2002, 2,790,000 weighted-average incremental shares related to stock options were excluded from the calculation of diluted income per share because they were antidilutive.

Note 12 — Claims on Major Projects

Covert & Harquahala Projects

Early in fiscal 2002, we entered into two target price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities, to provide EPC services for two gas-fired combined cycle power plants in Covert, Michigan and Harquahala Valley, Arizona. In October 2002, the parent company of NEG, PG&E Corp (“PG&E”), announced that NEG had notified its lenders it did not intend to make further equity contributions required under the credit facility to fund the Covert and Harquahala projects. We believed this notice raised doubt about whether we would continue to be paid for the work we performed under these target price contracts.

In May 2003, after extensive negotiations with NEG’s project entities, NEG, and their lenders, all parties reached a definitive agreement for settlement of claims related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target price for both projects by a total of $65.0 million, termination of the target priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts, dismissal of pending legal proceedings, and our release of claims based on existing change orders and the incurrence of other additional costs, and extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. NEG paid us $32.5 million in May 2003, as a result of this settlement and required us to post a letter of credit in their favor for the same amount.

During fiscal 2003, we recognized a loss of $42.8 million (which includes a $30.0 million loss recorded in the second quarter of 2003) on these two projects, $33.1 million of which was reversal of profit recognized prior to fiscal 2003.

For the three months ended November 30, 2003, we have recorded an additional loss on these two projects of $39.3 million ($4.8 million of which was reversal of profit recognized prior to fiscal 2004). Approximately $34.5 million represents actual and estimated increased costs to complete the Covert project primarily due to the failure of installed equipment, required rework and vendor and subcontractor delays. The $39.3 million loss is net of additional expected claims recovery of approximately $1.2 million.

We notified the owner of substantial completion on two of the three power island units on Covert and expect the remaining unit will achieve substantial completion in January 2004. We expect the total facility will achieve substantial completion in February 2004. We notified the owner of substantial completion on the Harquahala facility on December 24, 2003.

While we have demonstrated substantial completion on five of the six unit, the owners have not accepted the various unit and facility completion dates and continue to assess liquidated damages. We firmly disagree with this position and feel we will prevail on this issue. We estimate the owners will claim approximately $55.0 million in liquidated damages in total on the two plants, although the assessment could be higher. As of December 31, 2003 the owners have withheld $28.0 million from milestone payments due us. We have an additional $33.5 million of milestones payments remaining to bill. In addition, the owners could draw down on the $32.5 million letter of credit posted by us for payment of liquidated damages, although we would vigorously attempt to recover any amounts drawn.

Based on our evaluation and advice of legal counsel, we believe we have defenses to the owners’ claims of liquidated damages. We intend to vigorously contest the assessment. Additionally, we believe the delays were primarily caused by our vendors, subcontractors and equipment manufacturers from whom we may collect delay and related damages and we are pursuing these actions. For these reasons, our revenue and cost estimates reflect our expectation that we will not incur liquidated damages in excess of amounts we believe would be recoverable from others. However, there can be no assurance that delay damages will not have to be paid. If we are required to pay the owners delay damages that we cannot recover from subcontractors, vendors or equipment manufacturers, that amount will be recorded a loss.

Unrelated to the claims for delay damages discussed above, we have recorded approximately $33.0 million in claims receivable from the owners, vendors, subcontractors, equipment manufacturers and insurance. Based on our evaluation of the contractual terms, our claims documentation, and the advice of legal counsel, we believe we have a strong basis for these claims (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; but we have only recorded a claim receivable for the portion that we estimate will ultimately be collected. Recovery of the claims is dependent upon our negotiations, arbitration and litigation with the owners, several subcontractors, vendors and equipment manufacturers. Due to the uncertainties surrounding litigation or arbitration of this nature, we cannot provide assurances you as to the outcome of these claims. If we collect amounts different than the amounts that we have recorded as claims receivable of $33.0 million, that difference will be recognized as income or loss. Timing of collection is uncertain but is not expected in the next twelve months unless a settlement occurs.

Our current forecast costs at completion represents our best estimate of the total cost to complete these projects. However, we have experienced significant difficulties in completing these projects and cannot provide assurance that additional costs will not be incurred due to unforeseen events, equipment failures or delays. Should additional costs be incurred that are not expected to be recoverable from the owners, subcontractors, vendors, equipment suppliers or insurance, we will record a loss for these unrecoverable costs increases at the time it becomes evident such a loss has occurred.

Although NEG filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings and we do not believe NEG’s current financial position will negatively impact future payments to us related to these projects.

Wolf Hollow Project

On March 8, 2002, AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively “AES”) entered into a series of contracts (collectively the “EPC contract”) with us to complete the engineering, design, procurement, and construction of a gas-fired, combined cycle power plant in Texas for an aggregate contract amount of $99.0 million. AES represented and warranted at the time of contracting with us that the project was 67% complete and that engineering was 99.8% complete, and we relied upon this stage of completion in contracting with AES.

At the time we entered into the EPC contract, the project’s provisional acceptance was scheduled for October 15, 2002; however, acceptance of this project was delayed. We believe the delay from October 15, 2002 was primarily due to (i) the significant overstatement of the percentage completion by AES and Parsons (the engineers on the project) at the time we entered into the contract; (ii) a fire that occurred in June of 2002 at the project site; and (iii) failure of a turbine during start-up testing in May 2003. We believe the project reached provisional acceptance on July 24, 2003, although AES did not agree to provisional acceptance until August 8, 2003. The contract terms include liquidated damages in the event of late completion of $120,000 per day from October 15, 2002 through June 1, 2003 and $185,000 per day thereafter until provisional acceptance occurs, for which AES has billed us $40.0 million in aggregate.

We were unable to resolve our claims with AES through the dispute resolution process called for in the contract with respect to a force majeure claim we made resulting from the fire and other change orders. On November 5, 2002, we filed suit against AES in the District Court of Hood County, Texas for breach of contract. On May 9, 2003, we added Parsons as a defendant and expanded the complaint to include claims related to misrepresentation. In June 2003, the AES Corporation was also added as a defendant. This case is currently scheduled for a jury trial in November 2004. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of November 30, 2003, there has been no significant changes with regard to this project when compared to August 31, 2003.

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

Of the original $99.0 million contract price, AES has not paid $21.6 million of billed milestones and $7.0 million of retention. In addition, $13.6 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur during February 2004. Under the terms of the EPC contract, AES, at its option, may pay up to $27.0 million of the contract price in subordinated notes or cash. The subordinated notes, $14.7 million of which were issued as of August 31, 2003 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. There have been no additional milestone billings on this project for the three months ended November 30, 2003. We expect that substantially all of the remaining unbilled milestone amounts will be paid with subordinated notes. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million. In August and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws as of August 31, 2003 which remained outstanding as of November 30, 2003. We recorded revenue of $43.1 million and loss of $2.3 million from this contract for the year ended August 31, 2003. For the three months ended November 30, 2003, no revenue has been recorded from this contract.

The following table summarizes contract amounts due from AES and claims recorded on the project (in millions):

Amounts due from AES:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$21.6
Subordinated Notes Receivable from AES	14.7
Retention receivable	7.0
Milestones unbilled at November 30, 2003 (to be billed upon completion of final testing and final acceptance)(1)	13.6

Total contractual amounts due from AES	56.9
Reimbursement of letter of credit draws	28.0
Claims for additional costs incurred	25.4

Total amounts receivable from AES	110.3
Claims receivable from subcontractors and others	7.2

Total amounts receivable, excluding amounts related to liquidated damages described below	$117.5

(1)	Of the total milestones unbilled at November 30, 2003, $13.0 million could be paid by AES in Subordinated Notes.

The above amounts are recorded in the following balance sheet accounts at November 30, 2003:

Accounts receivable	$71.3
Costs and estimated earnings in excess of billings on uncompleted contracts including claims	46.2

$117.5

If we collect amounts different than the amounts that we have recorded as receivables from AES of $110.3 million or if we collect amounts different than the amounts receivable from subcontractors and vendors of $7.2 million, then that difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in schedule liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage of completion and other delays caused by AES, subcontractors and vendors, we recognized a reduction of revenue of approximately $8.0 million of liquidated damages billed to us in the fourth quarter 2003. Of the remaining $32.0 million of liquidated damages, we have excluded $17.9 million from our cost estimates and we have recorded recoveries of approximately $14.1 million from subcontractors and vendors, including the turbine manufacturer. In the first quarter 2004, we drew down $15 million from a letter of credit posted by the turbine manufacturer.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project:

Amount of liquidated damages that have been included in costs	$8.0
Amounts related to liquidated damages that have been excluded from our recorded costs:
Liquidated damages relief from AES	17.9
Liquidated damages to be reimbursed by subcontractors and vendors	14.1

32.0

Total liquidated damages assessed by AES	$40.0

If we are required to pay liquidated damages to AES of more than the $8.0 million that we recorded in the fourth quarter 2003 and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as income or loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties and the results of litigation. We cannot assure you as to the timing or outcome of these negotiations or results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the notes. We also filed a lien against the project in connection with our claims under the contract. We cannot provide assurances you of the value of such lien or our ability to execute on such lien in a timely manner.

Note 13 — New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Series Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of period ending after March 15, 2003 (May 31, 2004 for us). There was no impact to our consolidated financial statements as of and for the three months ended November 30, 2003 for entities created after January 31, 2003. We have not yet determined what effect, if any, this Interpretation will have on our consolidated financial statements.

Note 14 — Contingencies and Commitments

Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to the letters of credit. At November 30, 2003, the amount of outstanding letters of credit was approximately $171.9 million.

We also provide guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet. At November 30, 2003, we had guaranteed approximately $7.4 million of bank debt or letters of credit and $46.5 million of performance bonds with respect to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of November 30, 2003.

NRG — Pike

During the fourth quarter of 2002, one of our customers, LSP-Pike Energy, LLC (“Pike”), notified us that it would not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. (“NRG”), which was at the time owned by Xcel Energy, Inc. (“Xcel”). On September 4, 2002, in accordance with the terms of the contract, we notified Pike that it was in breach of the terms of the contract for nonpayment and terminated the contract. On October 17, 2002, we filed an involuntary petition for liquidation of Pike under Chapter 7 of the U.S. Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of Mississippi, Jackson Division. Then, on May 14, 2003, NRG and certain affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of New York. Prior to the contract termination, we had commitments and agreements to purchase equipment for the project and had entered into agreements with subcontractors to perform work on the project. Some of the commitments and agreements contained cancellation clauses that required payment or settlement provisions. The sum of the amounts that we have incurred or are committed to incur in excess of amounts previously collected from Pike and the profit recorded on the project is approximately $45.0 million. We reduced this amount from our original estimate of $75 to $80 million as we reached settlements with subcontractors, vendors and others. As of November 30, 2003, $17.5 million remains unpaid.

On October 3, 2003, we reached an agreement for the settlement of our claims related to the cancellation of the Pike project. The agreement provides that, among other consideration, we will receive a fixed claim of $35.0 million in the pending bankruptcy of NRG (which we have valued at $14.7 million) and we will retain ownership of the Pike project site, land and materials and equipment excluding the turbines, which we have valued at approximately $30.0 million based on our assessment of the current market for this type of equipment, net of $10.0 million of costs to be incurred should the company elect to take delivery of certain equipment.

The value of the consideration received in the settlement agreement plus cash previously received from Pike equaled the costs incurred and profit recognized on the project; therefore, no gain or loss was recognized on the settlement. In October 2003, we sold our $35.0 million claim for net proceeds of $14.7 million. As of November 30, 2003, the $14.7 million receivable had been collected in full and the value of the equipment of $30.0 million is included in other assets. We expect to sell or use the equipment to generate revenue and have targeted specific project opportunities where this equipment could be installed.

Portions of this settlement were subject to or dependent upon approval of the bankruptcy court and such approval was received from the U.S. Bankruptcy Courts in the Southern District of New York on November 6, 2003 and in Jackson, Mississippi on November 13, 2003 for the settlement of claims related to the cancellation of the Pike power plant project in Mississippi.

Other

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

Note 15 — Subsequent Event

On January 1, 2004, we acquired all of the common stock of Energy Delivery Services, Inc. (EDS) from Duke Energy Global Markets, Inc. for a total purchase price of $22.5 million of which $18.0 million was paid in cash. EDS will be included in our ECM segment under the name Shaw Energy Delivery Services (Shaw EDS). We believe the acquisition of EDS will give us the opportunity to provide a full line of vertical services to utility companies seeking to upgrade, install and maintain their power grids.

Note 16 — Unaudited Condensed Consolidating Financial Information

The following presents unaudited condensed consolidating financial information with respect to our financial position as of November 30, 2003 and August 31, 2003 and the results of our operations and cash flows for the three months ended November 30, 2003 and 2002.

In connection with our sale on March 17, 2003 of our seven year, 10.75% Senior Notes due March 15, 2010, our material wholly-owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries) are referred to as the Non-Guarantor Subsidiaries.

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of November 30, 2003
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets	$392,165	$492,331	$187,531	$(38,797)	$1,033,230
Investment in subsidiaries and joint ventures	733,392	70,821	12,926	(781,618)	35,521
Intercompany balances	—	—	—	—	—
Property and equipment	34,752	107,754	15,101	(2,121)	155,486
Goodwill	—	486,560	27,451	—	514,011
Other assets	44,631	101,999	12,674	173	159,477

Total Assets	$1,204,940	$1,259,465	$255,683	$(822,363)	$1,897,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$107,042	$568,645	$147,225	$(30,322)	$792,590
Long-term debt and leases	251,147	987	130	—	252,264
Intercompany long-term debt	—	—	—	—	—
Other non-current liabilities	13,217	1,295	15,248	(10,423)	19,337

Total Liabilities	371,406	570,927	162,603	(40,745)	1,064,191
Total Shareholders’ Equity	833,534	688,538	93,080	(781,618)	833,534

Total Liabilities & Shareholders’ Equity	$1,204,940	$1,259,465	$255,683	$(822,363)	$1,897,725

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2003
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets	$358,306	$578,580	$190,398	$(13,723)	$1,113,561
Investment in subsidiaries and joint ventures	779,872	19,864	13,215	(779,778)	33,173
Intercompany balances	—	—	—	—	—
Property and equipment	60,387	111,801	14,266	(1,322)	185,132
Goodwill	—	486,946	24,430	—	511,376
Other assets	45,186	84,661	13,026	—	142,873

Total Assets	$1,243,751	$1,281,852	$255,335	$(794,823)	$1,986,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$317,227	$576,715	$149,218	$(15,045)	$1,028,115
Long-term debt and leases	251,019	628	98	—	251,745
Intercompany long-term debt	—	—	—	—	—
Other non-current liabilities	13,215	17,011	13,739	—	43,965

Total Liabilities	581,461	594,354	163,055	(15,045)	1,323,825
Total Shareholders’ Equity	662,290	687,498	92,280	(779,778)	662,290

Total Liabilities & Shareholders’ Equity	$1,243,751	$1,281,852	$255,335	$(794,823)	$1,986,115

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2003
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues	$—	$586,815	$72,572	$(10,175)	$649,212
Cost of revenues	—	582,455	64,240	(10,175)	636,520

Gross profit	—	4,360	8,332	—	12,692
General and administrative expenses	28,759	38,170	6,673	—	73,602

Operating income (loss)	(28,759)	(33,810)	1,659	—	(60,910)
Other (expenses) and income	28,734	(38,004)	(2,165)	(2,485)	(13,920)
Equity in earnings (losses) of subsidiaries	(49,592)	2,937	—	46,655	—

Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(49,617)	(68,877)	(506)	44,170	(74,830)
Provision (benefit) for income taxes	28	(24,527)	(180)	—	(24,679)

Income (loss) before earnings (losses) from unconsolidated entities	(49,645)	(44,350)	(326)	44,170	(50,151)
Earnings (losses) from unconsolidated entities, net of taxes	53	793	(287)	—	559

Net income (loss)	$(49,592)	$(43,557)	$(613)	$44,170	$(49,592)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2002
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues	$—	$907,603	$90,523	$(1,220)	$996,906
Cost of revenues	—	838,561	77,139	(1,220)	914,480

Gross profit	—	69,042	13,384	—	82,426
General and administrative expenses	13,702	28,027	8,163	—	49,892

Operating income (loss)	(13,702)	41,015	5,221	—	32,534
Other (expenses) and income	16,038	(20,505)	133	—	(4,334)
Equity in earnings (losses) of subsidiaries	16,453	(169)	—	(16,284)	—

Income before income taxes and earnings (losses) from unconsolidated entities	18,789	20,341	5,354	(16,284)	28,200
Provision for income taxes	841	7,443	1,868	—	10,152

Income before earnings (losses) from unconsolidated entities	17,948	12,898	3,486	(16,284)	18,048
Earnings (losses) from unconsolidated entities, net of taxes	(1,495)	—	(100)	—	(1,595)

Net income	$16,453	$12,898	$3,386	$(16,284)	$16,453

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended November 30, 2003
(Unaudited)
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(24,119)	$(44,094)	$(8,526)	$—	$(76,739)
Cash flows from investing activities:
Purchases of marketable securities held to maturity	5,096	—	—	—	5,096
Investment in subsidiaries, net of cash received	—	(4,942)		—	(4,942)
Purchases of property and equipment	(4,331)	(927)	(379)	—	(5,637)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	—	130	—	—	130

Net cash provided by (used in) investing activities	765	(5,739)	(379)	—	(5,353)
Cash flows from financing activities:
(Repayment of) debt and leases	(213,994)	(2,769)	(691)	—	(217,454)
Proceeds from issuance of debt	4,564	1,472	—	—	6,036
Net proceeds (payments), including deferred issue costs revolving credit agreements	(955)	—	1,547	—	592
Changes in intercompany debt, receivables and payables	(11,752)	39,712	(27,960)	—	—
Issuance of common stock	217,623	—	—	—	217,623

Net cash provided by (used in) financing activities	(4,514)	38,415	(27,104)	—	6,797
Effects of foreign exchange rate changes on cash	—	—	458	—	458

Net decrease in cash, cash equivalents and escrowed cash	(27,868)	(11,418)	(35,551)	—	(74,837)
Cash, cash equivalents and escrowed cash-beginning of period	97,145	34,603	106,139	—	237,887

Cash, cash equivalents and escrowed cash - end of period	$69,277	$23,185	$70,588	$—	$163,050

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended November 30, 2002
(Unaudited)
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(138)	$(151,873)	$82,895	$—	$(69,116)
Cash flows from investing activities:
Purchases of marketable securities held to maturity	(46,597)	—	—	—	(46,597)
Maturities of marketable securities held to maturity	46,877	—	—	—	46,877
Purchases of property and equipment	(3,444)	(3,370)	(729)	—	(7,543)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	415	—	—	—	415

Net cash used in investing activities	(2,749)	(3,370)	(729)	—	(6,848)
Cash flows from financing activities:
Purchase of treasury stock	(47,837)	—	—	—	(47,837)
(Repayment of) proceeds from debt and leases	(580)	82	(147)	—	(645)
Net repayments on revolving credit agreements	—	—	(1,052)	—	(1,052)
Changes in intercompany debt, receivables and payables	(77,502)	158,247	(80,745)	—	—
Issuance of common stock	257	—	—	—	257

Net cash provided by (used in) financing activities	(125,662)	158,329	(81,944)	—	(49,277)
Effects of foreign exchange rate changes on cash	—	—	81	—	81

Net increase (decrease) in cash, cash equivalents and escrowed cash	(128,549)	3,086	303	—	(125,160)
Cash, cash equivalents and escrowed cash - beginning of period	361,213	21,139	115,912	—	498,264

Cash, cash equivalents and escrowed cash - end of period	$232,664	$24,225	$116,215	$—	$373,104

PART I — FINANCIAL INFORMATION

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of November 30, 2003, and the results of their operations for the three-month period ended November 30, 2003, and should be read in conjunction with (i) the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 filed with the Securities and Exchange Commission on November 12, 2003.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	cyclical changes in demand for our products and services;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group transactions;

•	our ability to successfully identify, integrate and complete acquisitions;

•	delays or difficulties related to our significant Engineering, Procurement and Construction projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	our dependence on subcontractors and equipment manufacturers;

•	the failure to meet schedule or performance requirements of our contracts;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	the effect of our percentage-of-completion accounting policies;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	cyclical nature of the individual markets in which our customers operate;

•	changes in the political and economic conditions of the foreign countries in which we operate;

•	currency fluctuations;

•	our dependence on one or a few significant customers;

•	potential professional liability, product liability, warranty and other potential claims;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	changes in environmental laws and regulations;

•	limitation or expiration of the Price Anderson Act’s nuclear contractor indemnification authority;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	our failure to attract and retain qualified personnel;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	a determination regarding our acquisitions that requires a write off of a significant amount of intangible assets;

•	various legal, regulatory and litigation risks;

•	our ability to fund remaining repurchase obligations under the LYONs on the initial put date of May 1, 2004;

•	our substantial indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our senior notes and credit facility;

•	non-compliance with the covenants in our credit facility and indenture relating to our senior notes and our ability to obtain waivers;

•	our ability to collateralize letters of credit upon non-compliance with covenants in our credit facility;

•	covenants in our credit facility and indenture relating to our senior notes that restrict our ability to pursue our business strategies;

•	our liquidity position;

•	our ability to obtain surety bonds or other means of credit for projects;

•	work stoppages and other labor problems;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	our ability to retain key members of our management; and

•	general economic conditions.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003, as well as the other reports and registration statements filed by us with Securities and Exchange Commission and on our website under “Forward Looking Statements.” These documents are available from the Securities and Exchange Commission (the “SEC”) or from our Investor Relations Department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

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

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster Incorporated transaction in late fiscal 2000 and the IT Group Inc. transaction in fiscal 2002. Our fiscal 2003 revenues were approximately $3.3 billion and our backlog at November 30, 2003 was approximately $5.1 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 14,800 people.

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

Comments Regarding Future Operations

Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we plan to continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.

Critical Accounting Policies

Item 7 included in Part II of our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on November 12, 2003 for the fiscal year ended August 31, 2003 presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statement, financial condition, and result of operations and which require complex management judgments, uncertainties and/or estimates. Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 filed with the Securities and Exchange Commission on November 12, 2003.

Summary of the Results of Operations

The following table presents, for the periods indicated, summary income and expense items as a percentage of revenues:

	Three Months Ended
	November 30,
	2003	2002

Revenues	100.0%	100.0%
Cost of revenues	98.0	91.7

Gross profit	2.0	8.3
General and administrative expenses	11.3	5.0

Operating income (loss)	(9.3)	3.3
Interest expense	(1.6)	(0.6)
Interest income	0.1	0.1
Loss on LYONs repurchase	(0.2)	—
Foreign currency transaction loss, net	(0.3)	—
Other expense, net	(0.1)	—

	(2.1)	(0.5)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(11.4)	2.8
Provision for income taxes	(3.8)	1.0

Income (loss) before earnings (losses) from unconsolidated entities	(7.6)	1.8
Earnings (losses) from unconsolidated entities	—	(0.1)

Net income (loss)	(7.6)%	1.7%

During the three months ended November 30, 2003, we continued to experience a weakened demand for services in the domestic power and process industries impacting revenues from our ECM and Fabrication, Distribution and Manufacturing segments. This trend in reduced demand negatively impacted our revenue in fiscal 2003 and has continued to have a significant impact on our revenue in the first quarter 2004. In addition, prolonged delays with two EPC projects had a negative impact on our gross margin and operating results. For the three months ended November 30, 2003, we recorded a pre-tax charge of approximately $39.3 million ($26.3 million, net of tax) related to revised estimated total project costs on these two projects (see Note 12). Our increase in E&I segment revenues nominally offsets the decrease in revenue from our ECM segment and reflects increased demand for our environmental services from our commercial customers in the first quarter 2004. In addition, during the first quarter 2004, we recorded $29.4 million of additional amortization related to the acceleration of amortization of certain software assets that were replaced during the quarter (see Note 5). This $29.4 million of additional amortization is reflected in general and administrative expenses on the statement of operations for the three months ended November 30, 2003.

Our cash position for the three months ended November 30, 2003 decreased $74.8 million resulting in cash, cash equivalent and escrowed cash balance of $163.1 million as of November 30, 2003. During the first quarter 2004, we continued to use cash to fund our operations which included delays in billings and cash receipts expected to reverse in the second quarter of 2004 and additional project costs on the two EPC projects discussed above. The cash used in operations was offset by an increase in cash from financing activities for the first quarter 2004 with the issuance of 23 million shares of common stock for net proceeds of $217.6 million. The proceeds of the common stock issuance were used to repurchase a portion of our outstanding LYONs debt at a cost of $195.1 million (see Note 8).

Our revenues by industry sector were as follows:

	Three Months Ended
	November 30,

	2003		2002

Industry Sector	(In Millions)%		(In Millions)%

Environmental and Infrastructure	$316.8	49%	$305.7	31%
Power Generation	196.2	30	560.7	56
Process Industries	121.2	19	73.0	7
Other Industries	15.0	2	57.5	6

	$649.2	100%	$996.9	100%

The $347.7 million or 35% decrease in total revenue for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002 was primarily attributable to continued weakness in the domestic power market, which has had a pervasive negative impact on our ECM and Fabrication, Manufacturing and Distribution revenues offset by increases in revenue from the process and Environmental and Infrastructure industries. Revenue from the power generation sector was $364.5 million less for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002, as revenue declined upon completion of several large gas-fired power generation projects, which commenced in fiscal 2001 and early fiscal 2002. The decrease in power industry revenue was offset by a $48.2 million increase in process revenue due to process maintenance work and sales of technology including the effect of the Badger Technologies acquisition, which occurred in the third quarter fiscal 2003. E&I revenue increased $11.1 million for the three months ended November 30, 2002 as compared to the three months ended November 30, 2002 due primarily to demand for environmental services from our commercial customers offset by a weakened demand for our environmental services to federal customers primarily due to delayed starts on scheduled new projects.

     The following tables present our revenues by geographic region:

	Three Months Ended
	November 30,
	2003		2002

Geographic Region	(In Millions)%		(In Millions)%

United States	$551.4	85%	$874.3	88%
Asia/Pacific Rim	38.5	6	48.2	5
Canada	20.6	3	39.9	4
Europe	30.6	5	22.6	2
South America and Mexico	1.3	—	6.8	1
Middle East	6.1	1	2.1	—
Other	0.7	—	3.0	—

	$649.2	100%	$996.9	100%

Revenues for projects in the United States decreased $322.9 million for the three months ended November 30, 2003 due primarily to the previously mentioned decline in power generation revenues.

Revenues from international projects decreased to $97.8 million for the three months ended November 30, 2003 from $122.6 million as compared to the three months ended November 30, 2002. The decrease is primarily due to reduced Power market activity in Asia/Pacific Rim and Canada offset by an increase in revenue in Canada was due primarily to an environmental and infrastructure consulting unit acquired through the IT Group transaction.

Backlog by industry sector is as follows:

	November 30,		August 31,
	2003		2003

Industry Sector	(In Millions)%		(In Millions)%

Environmental and Infrastructure	$2,855.4	56%	$2,783.9	59%
Power Generation	1,488.3	29	1,399.7	29
Process Industries	710.1	14	529.1	11
Other Industries	43.8	1	38.6	1

	$5,097.6	100%	$4,751.3	100%

The $346.3 million or 7% increase in backlog since August 31, 2003 is attributable to a steady demand for environmental services to our commercial customers, additional awards for maintenance work in the Power Generation industry and increases in awards for services to the process industry. Approximately 91% of the backlog relates to domestic projects and approximately 36% of the backlog relates to work currently anticipated to be completed during the twelve months following November 30, 2003. Power generation backlog at November 30, 2003 does not include our $565 million fixed-price EPC contract to build a combined cycle power plant in Queens, New York. The contract was signed and announced in September 2003 and we expect to include this project in our backlog if and when financing for this project is completed.

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

The following presents a comparison of our operating results (and certain other information) for the three months ended November 30, 2003 as compared with the three months ended November 30, 2002 for our three business segments. We have conformed our prior year segment financial information to be consistent with our current year presentation of our reorganized segments (see Note 10).

ECM Segment

	Three Months Ended
	November 30,

	2003	2002

	(In Millions Except	(In Millions Except
	Percentages)	Percentages)

Revenues	$285.2	$614.4
Gross Profit (loss)	$(35.9)	$34.0
Gross Profit (loss)%	(12.6)%	5.5%

The following tables present ECM revenues from customers in the following industry sectors:

	Three Months Ended
	November 30,

	2003		2002

Industry Sector	(In Millions)%		(In Millions)%

Power Generation	$181.9	64%	$520.7	85%
Process Industries	94.6	33	49.3	8
Other Industries	8.7	3	44.4	7

	$285.2	100%	$614.4	100%

The $329.2 million or 54% decrease in total segment revenue from three months ended November 30, 2002 to the three months ended November 30, 2003 is due to the downturn in the domestic power market, specifically the decline in gas-fired power generation projects and related power engineering and consulting activity which reduced our ECM services, partially offset by an increase in revenue from process projects and nuclear maintenance and restart projects. Due to the decline in the market for the construction of new gas-fired power plants, we anticipate that the ECM segment’s revenues will continue to be less than the comparable prior year's quarter throughout fiscal 2004 as compared with fiscal 2003.

Gross profit (loss) for the ECM segment for the three months ended November 30, 2003 includes a $39.3 million pre-tax charge related to the NEG projects in the first quarter 2004 (see discussion below). Gross profit (loss) for the ECM segment before the charge related to the NEG projects was $3.4 million with a gross profit margin of 1.2%. The decrease in gross profit and gross profit margin percentage from the three months ended November 30, 2002 is due primarily to the reduction of estimated margins on certain contracts for the construction of new gas-fired power plants, partially offset by increases in margin on nuclear maintenance and restart projects. Gross profit (loss) for the first quarter of 2004 was positively impacted by increasing activity on the TVA nuclear restart project which has significantly increased activity levels subsequent to the first quarter of 2003.

As EPC projects that began in fiscal 2001 and early fiscal 2002 are completed and their project costs finalized, the ECM segment’s margins have been, and we expect will continue to be, positively or negatively impacted by contract completion negotiations with customers and vendors on such projects. We recognized $1.6 million in gross profit (loss) for the three months ended November 30, 2003 related to revised total cost estimates on a substantially completed project in Vietnam. In addition, gross profit for the three months ended November 30,

2003 was increased (cost of revenues decreased) by approximately $1.8 million and $2.7 million for the three months ended November 30, 2002, respectively, for the amortization of contract liability adjustments related to contracts acquired in the Stone & Webster transaction in 2000 (see Note 5).

Gross profit percentage was negatively impacted by the Covert and Harquahala projects (the NEG projects), on which we recorded during the three months ended November 30, 2003 a $39.3 million charge ($4.8 million of which resulted from reversal of gross profit recorded prior to fiscal 2004) related to the NEG projects that negatively impacted the ECM segment’s gross profit by 13.8% for the three months ended November 30, 2003. Of the $39.3 million pre-tax charge recorded in the first quarter 2004 on the NEG projects, $34.5 million reflects an increase in actual and estimated costs at completion of the Covert project and the remainder of the increase was related to the Harquahala Project (see Note 12 for additional discussion of the NEG projects).

We believe we have a strong basis for claims and backcharges in excess of the recorded amounts discussed above; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties and the results of arbitration or litigation. We cannot provide assurances as to the timing or outcome of these negotiations or results of arbitration or litigation. If we collect amounts different than the amounts recorded or if we are held responsible for liquidated damages different than the amounts recorded, we will recognize the difference as income or loss.

In the first quarter of 2004, our gross profit (loss) reflects a $5.5 million reduction of an incentive fee on a target price contract to build a combined-cycle cogeneration facility near Philadelphia, Pennsylvania which resulted in a loss of $2.3 million on the project for the first quarter 2004. Although we may ultimately earn these incentives, we currently estimate they may not be earned, so we excluded this portion of our incentive fee from estimated contract revenues.

Segment backlog at November 30, 2003 was approximately $2.2 billion, compared with approximately $1.9 billion at August 31, 2003, and was comprised of the following:

	November 30,		August 31,
	2003		2003

Industry Sector	(In Millions)%		(In Millions)%

Power Generation
Nuclear Power	$986.6	46%	$1,113.7	60%
Fossil Fuel EPC	441.6	21	198.6	11
Other	22.6	1	39.9	2

Total Power Generation	1,450.8	68	1,352.2	73
Process Industries	692.1	32	504.3	27
Other Industries	10.8	—	11.8	—

Total ECM	$2,153.7	100%	$1,868.3	100%

ECM segment’s backlog has increased $285.4 million or 15% from August 31, 2003 as a result of new maintenance contracts partially offset by the amount of work performed on power generation contracts that was not fully replaced with new orders. Our fossil fuel EPC backlog does not include our $565.0 million fixed-price EPC contract (signed and announced in September 2003) to build a combined cycle power plant in Queens, New York. The contract was signed and announced in September 2003 and we expect to include this project in our backlog if and when financing for this project is completed.

We anticipate that in the future the ECM segment will continue to derive a significant portion of its revenues from the power industry (including generation from fossil fuel sources and nuclear sources) and will increase its revenues from other sectors of the domestic power industry through contracts to re-power, refurbish or maintain existing power plants and to provide and install emission control equipment. Although management anticipates that revenues from the power industry in fiscal 2004 will be less than in prior years, we expect to continue to design and construct new power plants. However, due to expected decreases in revenues from the power industry, we expect total revenue from the ECM segment to be lower in 2004 than in 2003. Further, we would expect gross profit percentages before consideration of the impact of the loss related to the NEG projects to steadily increase over the remainder 2004.

E&I Segment

	Three Months Ended
	November 30,
	2003	2002

	(In Millions Except	(In Millions Except
	Percentages)	Percentages)

Revenues	$316.8	$305.7
Gross Profit	$43.4	$31.9
Gross Profit %	13.7%	10.4%

The increase in revenues of $11.1 million or 4% for the three months ended November 30, 2003 is primarily attributable to demand for environmental services from our commercial customers which constituted approximately 33% of revenues for the three months ended November 30, 2003 as compared to 30% of revenue for the three months ended November 30, 2002. This increase was offset by a weakened demand for our environmental services to federal customers primarily due to delayed starts on scheduled new projects.

The increase in gross profit is attributable to a reduction in the estimated cost to complete on a major fixed price contract impacting gross profit by $5.0 million, a reduction in a warranty liability of approximately $2.2 million, and a collection of a previously reserved receivable of $1.4 million. Gross profit was also increased (cost of revenues decreased) by approximately $2.0 million for the three months ended November 30, 2003 and $3.0 million for the three months ended November 30, 2002 for the amortization of asset/liability contract fair value adjustments recorded in the IT Group transaction. In addition, gross profit was also increased (cost of revenues decreased) by approximately $6.6 million for the three months ended November 30, 2003 for the usage of accrued loss reserves related to contracts acquired in the IT Group transaction. There was no usage of accrued loss reserves related to acquired contracts for the three months ended November 30, 2002.

Backlog for the E&I segment increased to approximately $2.9 billion as of November 30, 2003 from approximately $2.8 billion as of August 31, 2003. The increase in backlog is due to the uneven timing variation between the bid award cycle and when work on a new project begins. During the first quarter 2004, E&I was not able to begin several new projects due to delayed start dates on new projects; therefore, these projects are reflected in our backlog as of November 30, 2003. We believe that E&I segment revenues will increase over the next several years as a result of a combination of factors, including market opportunities in various environmental clean-up, homeland security and infrastructure markets and our belief that we will be able to re-gain market share which the IT Group lost while it was experiencing financial difficulties, including the period in which it was in bankruptcy during the first four months of calendar 2002.

We anticipate that segment revenue and gross profit percentages for fiscal 2004 will be consistent with 2003. We anticipate that our segment revenue will decrease in the second quarter and increase in the third and fourth quarters of fiscal 2004, reflecting the seasonal nature of our E&I operations.

Fabrication, Manufacturing and Distribution Segment

	Three Months Ended
	November 30,
	2003	2002

	(In Millions Except	(In Millions Except
	Percentages)	Percentages)

Revenues	$47.2	$76.8
Gross Profit	$5.2	$16.5
Gross Profit %	11.1%	21.5%

The decreases in revenues of $29.6 million or 39% and gross profit percentages for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002 was attributable to reduced domestic demand, primarily from power generation customers, without material offsetting increases in other industry sectors. The process industry (chemical, petro-chemical and refinery) continues to comprise the majority of current quarter revenues. The reduced demand for the segment’s products and the increase in overall market competitiveness has had a negative impact on pricing and gross profit. Backlog for this segment has decreased from $99.1 million at August 31, 2003 to $88.4 million at November 30, 2003. The reduction in backlog reflects approximately $39.0 million in new contracts reduced by backlog related to work performed under existing contracts during the three months ended November 30, 2003.

As a result of the current market situation, we have decided to significantly reduce or cease production at certain smaller facilities, consolidate certain operations, and implement certain other cost savings programs for this segment. During the three months ended November 30, 2003, we were successful in consolidating certain administrative operations. Further, we have suspended operations at our facility in Venezuela due to the political situation in that country. We expect domestic demand to continue at reduced levels for fiscal 2004, though we are experiencing an increase in inquires in foreign markets for this segment. Demand is strong in the markets serviced by the segment’s unconsolidated joint ventures in Bahrain and China. The facility for the China joint venture is under construction and is expected to become operational sometime in the first six months of calendar 2004. Given this market outlook, we expect revenues and gross profit levels to remain flat for the fabrication, manufacturing and distribution segment over the remaining quarters in fiscal 2004.

Unconsolidated Subsidiaries

During the three months ended November 30, 2003 and 2002, we recognized income of $0.6 million and a loss of ($1.6 million), respectively, from operations of unconsolidated subsidiaries, including joint ventures, which are accounted for using the equity method.

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses increased to approximately $73.6 million for the three months ended November 30, 2003, compared with approximately $49.9 million in the three months ended November 30, 2002. Our general and administrative expenses for the three months ended November 30, 2003 include amortization expense of $29.4 million related to our decision to accelerate the amortization of certain software assets. The decision to accelerate the amortization resulted from a highly successful implementation of new software systems including the conversion of data, which had not been previously contemplated. In August 2002, we developed a preliminary plan to convert certain of our operating units to the new software systems and, as a result, we accelerated the amortization of certain software assets that would be replaced based on the projected implementation plan and anticipated future use of the assets. During fiscal 2003, we reevaluated our preliminary plan based on the reorganization of our operating segments and developed a more aggressive conversion strategy that included implementation of the new systems at substantially all of our significant operations during the first quarter of fiscal 2004. Our conversion to the new software systems, including the development of certain new software packages, was completed earlier and in a more substantial way than originally planned.

Because implementation was substantially complete by November 30, 2003 and we concluded that we should completely abandon our previous software platforms, we further accelerated the amortization of the software assets that were replaced and recorded related amortization expense of $29.4 million.

Without the additional amortization of $29.4 million, general and administrative expenses decreased approximately $5.7 million or 12% due in part to an effort to integrate our administrative functions on a company-wide basis. As a percentage of revenues, general and administrative expenses excluding the $29.4 million of accelerated amortization, increased to 7% for the three months ended November 30, 2003 compared to 5% for the three months ended November 30, 2002 which is attributable to lower consolidated revenues due to a decline in new work from the power industry. General and administrative expenses are expected to trend slightly downward during 2004 as we continue to integrate our administrative functions.

Because implementation was substantially complete by November 30,2003 and we concluded that we should completely abandon our previous software platform we further accelerated the amortization of the software assets that were replaced and recorded related amortization expenses of $29.4 million.

Without the additional amortization of $29.4 million, general and administrative expenses decreased approximately $5.7 million or 12% due in part to an effort to integrate our administrative functions on a company-wide basis. As a percentage of revenues, general and administrative expenses excluding the $29.4 million of accelerated amortization, increased to 11% for the three months ended November 30, 2003. compared to 5% for the three months ended November 30, 2002 which is attributable to trend slightly downward during 2004 as we continue to integrate our administrative functions.

Interest expense was approximately $10.5 million for the three months ended November 30, 2003, compared to approximately $5.8 million for the three months ended November 30, 2002. The increase over prior year is primarily due to the issuance on March 17, 2003 of approximately $253.0 million principal amount of seven year, 10.75% Senior Notes, partially offset by a reduction in interest expense related to LYONs repurchases with an total amortized value of approximately $351.9 million in March 2003 and November 2003 (see Note 8). Our interest costs also include the amortization of loan fees associated with the Senior Notes, the LYONs and the Credit Facility, as well as unused line of credit and letter of credit fees, and therefore, our interest expense is higher than would be expected based on our borrowing levels and the stated interest rates.

Interest income for the three months ended November 30, 2003 decreased to approximately $0.3 million from $1.5 million for the three months ended November 30, 2002 as a result of lower levels of invested funds due to use of working capital and cash paid for the repurchase of a portion of the LYONs.

The Loss on LYONS repurchase for the three months ended November 30, 2003 reflects a charge of approximately $1.1 million for expenses and the write-off of unamortized debt issuance costs related to our first quarter 2004 repurchase of LYONs (see Note 8).

We also incurred a foreign currency transaction loss of approximately $1.6 million primarily attributable to the weakening of the US dollar to the British pound during the three months ended November 30, 2003 as compared to a $0.1 million loss for the three months ended November 30, 2002.

Our effective tax rate was 33% for the three months ended November 30, 2003 compared to 36% for the three months ended November 30, 2002. Our tax rate is significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work. The decrease in the tax rate for the three months ended November 30, 2003 versus the three months ended November 30, 2002 is due primarily to reduction in domestic income and an income of a lower overall rate than domestic income. We did not pay any federal income taxes for the three months ended November 30, 2003 primarily because of a projected taxable loss for fiscal year 2004 and the utilization of operating losses resulting from the IT Group and Stone & Webster acquisitions. In fiscal 2003, we established a valuation allowance against the deferred tax asset for the Venezuelan net operating losses and in fiscal 2002, we established a valuation allowance against the deferred tax asset for the Australian net operating losses. The valuation allowance reflects our judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. We believe that the remaining deferred tax assets at November 30, 2003, amounting to $72.1 million, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. This factor has been considered in determining the valuation allowance.

Liquidity and Capital Resources

Credit Facilities and Liquidity

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. On October 17, 2003, we amended our Credit Facility again to increase the credit limit from $250.0 million to $300.0 million and to amend certain of the covenants contained therein. The Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $300.0 million limit of this facility. We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases and subsidiary acquisitions.

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor’s Rating Services and Moody’s Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) the base rate to 1.50% over the base rate. At November 30, 2003, the interest rate on the Credit Facility would have been either 5.0% (if the prime rate index had been chosen) or 3.67% (if the LIBOR rate index had been chosen). At November 30, 2003, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $171.9 million.

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

The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (except real estate and equipment). The Credit Facility contains certain financial covenants, including a leverage ratio (which changes after May 1, 2004, representing the initial date remaining LYONs may be submitted by LYONs holders for repurchase), a minimum fixed charge coverage ratio, defined minimum net worth, and defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

On October 17, 2003, the covenants contained in this facility were amended to provide us with additional flexibility. The most significant of these changes included:

•	a reduction in the minimum Adjusted EBITDA covenant from $135,000,000 to $120,000,000 on a rolling twelve month basis through November 2004; and

•	an increase in the total debt to Adjusted EBITDA ratio (leverage ratio) from 2.75x to 3.0x as of May 2004.

The Credit Facility permits us to repurchase $10.0 million of our LYONs obligations. Additional LYONs repurchases are also permitted if, after giving effect to the repurchases, we have the availability to borrow up to $50.0 million under the Credit Facility and we have the required amounts of cash and cash equivalents. Prior to May 1, 2004, pursuant to our most recent amendment, $75.0 million of cash and cash equivalents is required for purposes of this test. Cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility. As of November 30, 2003, we had outstanding LYONs of $57.6 million with $22.9 million in escrowed cash for the repurchase of

LYONs (see Note 3).

As of November 30, 2003, we were not in compliance with minimum EBITDA and leverage ratio covenants contained in the Credit Facility primarily due to a pre-tax charge of $39.3 million ($26.3 million, net of tax) on the NEG projects (see Note 12) and a pre-tax charge of $5.5 million on a target price EPC contract (see “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — ECM Segment” for additional discussion). Therefore, we obtained a waiver as of and for the three months ended November 30, 2003. Specifically, these first quarter 2004 charges had an impact on our twelve month rolling EBITDA (as defined by the Credit Facility) which is used to calculate the minimum EBITDA and the leverage ratio, and is also a component of the minimum fixed charge coverage ratio, the minimum net worth ratio and the maximum capital expenditures covenants. There are no cross-default provisions with our Senior Notes; however; indemnity agreements with our bonding surety providers due contain cross-default provisions.

Based on the impact of these pre-tax charges on our twelve month rolling EBITDA (as defined by the Credit Facility) in the first quarter 2004, it is likely that we will require a waiver for certain of these covenants under the Credit Facility in the next twelve months. We are currently in discussions with our lenders and believe we will be able to obtain the waiver or otherwise amend the Credit Facility, but there is no guarantee this will occur. If a waiver or amendment cannot be obtained, the provisions of the Credit Facility require us to cash collateralize all outstanding letters of credit which were approximately $168.9 million as of December 31, 2003 and the bank group could terminate our ability to borrow under the Credit Facility. If this were to occur, we believe we have other financing alternatives and other options available to address such a situation, including a new credit facility, equity offering and possible assets sales. These options would likely be more expensive than our existing Credit Facility and would impact future operating results.

As of November 30, 2003 and August 31, 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $19.8 and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $2.8 and $1.3 million, respectively, at a weighted average interest rate of approximately 5.25% and 4.25%, respectively, at November 30, 2003 and August 31, 2003. These subsidiaries also had outstanding letters of credit under these lines of $2.4 and $4.2 million, respectively, at November 30, 2003 and August 31, 2003, leaving $14.8 of availability under these lines at November 30, 2003.

Cash Flow for Three Months Ended November 30, 2003 versus Three Months Ended November 30, 2002

Net cash used in operations was approximately $76.7 million for the first quarter 2004 compared with $69.1 million of net cash used in operations in the first quarter 2003. In the first quarter 2004, cash was increased by (i) depreciation and amortization of $37.2 million, (ii) interest accretion and loan fee amortization of $2.7 million, (iii) a loss on the repurchase of the LYONs of $1.1 million, and (iv) losses on foreign currency transactions of $1.7 million. These increases in cash were offset by (i) a net loss of $49.6 million, (ii) significant net decreases in the cash position on contracts and by amortization of purchase accounting reserves of $28.1 million and (iii) cash used in operating activities of $41.2 million.

Normally, billings and cash receipts on construction contracts exceed costs incurred early in the lives of the contracts, and the contracts require net cash outflow later in their lives. As we are winding down a number of large EPC contracts and did not enter into significant new EPC contracts in fiscal 2003, normal contract execution has required a net use of cash. Further, we have been involved in various customer disputes, most significantly NRG, NEG and AES. The NEG projects resulted in net cash outflow of approximately $5 million in the first quarter 2004 (see Note 12). The AES dispute involved unpaid billings, claims, letter of credit draws by AES, and other factors, which resulted in a net of cash outflow of $2 million in the first quarter 2004. The cash outflow related to AES was offset by a $15.0 million draw on the letter of credit held by us in the first quarter of 2004. An offset to these uses in cash is the settlement of the NRG dispute related to the Pike project in October 2003, (see Note 14) which we received $6.6 million in cash during the first quarter 2004.

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

Net cash used in investing activities was approximately $5.4 million in the first quarter 2004, compared with net cash used of $6.8 million for the first quarter 2003. During the first quarter 2004, we used cash for acquisitions of $4.9 million and purchased $5.6 million of property and equipment, as compared to $7.5 million of property and equipment in first quarter 2003 due primarily to the completion of most of our planned system and facilities upgrades. During first quarter 2004, our marketable securities of $5.1 million matured as compared to $46.9 million in first quarter 2003 as we had less cash on hand to invest as we used the cash to support operating activities during first quarter 2004.

Net cash provided by financing activities totaled approximately $6.8 million in the first quarter 2004, compared with cash used of $49.3 million in the first quarter 2003. The net cash provided by financing activities in first quarter 2004 reflects $217.6 million in net proceeds from the issuance of our common stock with the majority of the net proceeds used to purchase $195.1 million in outstanding LYONs debt. During the first quarter of 2003, we repurchased approximately 3,171,000 shares of our common stock for a cost of approximately $47.8 million.

Off Balance Sheet Arrangements

We provide guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet. At November 30, 2003, we had guaranteed approximately $7.4 million of bank debt or letters of credit and $46.5 million of performance bonds with respect to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of November 30, 2003.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At November 30, 2003, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:

Commercial Commitments	Amounts of Commitment Expiration by Period (In Millions)

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit	$176.1	$61.1	$103.1	$1.0	$10.9
Surety Bonds	451.2	77.6	312.8	2.6	58.2

Total Commercial Commitments	$627.3	$138.7	$415.9	$3.6	$69.1

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to November 30, 2003. The surety bond commitments above include escrowed cash (see Note 3).

As of August 31, 2003, we had total letters or credit and surety bonds of $164.3 million and $443.2 million, respectively, which is consistent with our commercial commitments as of November 30, 2003.

For the three months ended November 30, 2003, we made payments to reimburse the issuers of these letters of credit of $14.1 million which had a negative impact to our working capital and cash position. No such reimbursements were made for the three months ended November 30, 2002. For the three months ended November 30, 2003 and 2002, fees related to these commercial commitments of $1.0 million and $0.6 million, respectively, were recorded in our statement of operations.

Aggregate Contractual Obligations

As of November 30, 2003 we had the following contractual obligations:

Contractual Obligations	Payments Due by Period (In Millions)

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$320.3	$69.1	$1.0	$—	$250.2
Capital lease obligations	2.6	1.1	0.4	0.4	—
Operating leases	269.1	57.4	81.2	53.4	77.1
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$590.9	$127.2	$82.6	$53.8	$327.3

     As of August 31, 2003, we had the following contractual obligations:

Contractual Obligations	Payments Due by Period (In Millions)

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$509.6	$258.8	$0.7	$—	$250.1
Capital lease obligations	2.3	1.5	0.4	0.4	—
Operating leases	266.5	57.2	80.1	53.2	76.0
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$778.4	$317.5	$81.2	$53.6	$326.1

The reduction in long-term debt reflects the repurchase of LYONs with a book value totaling $195.1 million in November 2003 (see Note 8). Capital lease obligations and operating leases have remained relatively consistent with few new leases entered into for the three months ended November 30, 2003.

See Note 8 of the notes to our consolidated financial statements for a discussion of long-term debt.

Also see Note 14 of the notes to our consolidated financial statements for a discussion of contingencies.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Series Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of period ending after March 15, 2003 (May 31, 2004 for us). There was no impact to our consolidated financial statements as of and for the three months ended November 30, 2003 for variable interests created after January 31, 2003. We have not yet determined what effect, if any, this Interpretation will have on our financial statements.

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

Our Credit Facility, as amended on October 17, 2003, provides that both revolving credit loans and letters of credit may be issued within the $300.0 million limit of this facility. At November 30, 2003, letters of credit of approximately $171.9 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. At November 30, 2003, the interest rate on our primary Credit Facility was either 5.0% (if the prime rate index had been chosen) or 3.67% (if the LIBOR rate index had been chosen) with an availability of $128.1 million (see Note 8).

On May 1, 2001, we issued $790.0 million (face value), 20-year, 2.25% zero coupon unsecured convertible debt Liquid Yield Option ™ Notes (the “LYONs”) for which we received net proceeds of approximately $490.0 million. After paying off approximately $67.0 million of outstanding debt, the remaining proceeds were invested in high quality short-term cash equivalents and marketable securities held to maturity. During fiscal 2001, the income realized from these investments was greater than the interest costs associated with the LYONs debt. However, during the three months ended November 30, 2003 and 2002, interest income was less than our interest expense as a result of our utilization of cash for various investments, the decline in interest rates available for short-term investments, and the amortization of deferred credit costs. During fiscal 2003, through our tender offer in March 2003 and additional repurchases in August 2003, we repurchased a total of $416.6 million face value of the LYONs, leaving $373.4 million face value outstanding at August 31, 2003. During the three months ended November 30, 2003, through a tender offer commenced on October 20, 2003 and completed on November 19, 2003 and a private purchase completed on November 26, 2003, we repurchased a total of approximately $195.2 million face value of the LYONs, leaving approximately $57.6 million face value outstanding at November 30, 2003. A loss on the repurchases of approximately $1.1 million was recorded as other expense in our statement of income (see Note 8).

The estimated fair value of long-term debt as of November 30, 2003 and August 31, 2003 was approximately $328.0 and $466.3 million, respectively, based on recent sales of such debt as of November 30, 2003 and August 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. During the period covered by this Quarterly Report on Form 10-Q, the following changes were made to our internal control over financial reporting: In September 2003, we implemented the first phase of our company-wide conversion to a single ERP platform which includes a system upgrade at various locations and, in some locations a complete system conversion. In connection with the system conversion, internal controls and procedures have been modified at these locations to reflect the new system environment and are reasonably likely to materially change our internal controls over financial reporting. Our management has reviewed the effectiveness of the design of the new internal controls and procedures.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NRG — Pike

During the fourth quarter of 2002, one of our customers, LSP-Pike Energy, LLC (“Pike”), notified us that it would not pay a scheduled milestone billing on the required due date of August 4, 2002. Pike is a subsidiary of NRG Energy, Inc. (“NRG”), which was at the time owned by Xcel Energy, Inc. (“Xcel”). On September 4, 2002, in accordance with the terms of the contract, we notified Pike that it was in breach of the terms of the contract for nonpayment and terminated the contract. On October 17, 2002, we filed an involuntary petition for liquidation of Pike under Chapter 7 of the U.S. Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of Mississippi, Jackson Division. Then, on May 14, 2003, NRG and certain affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of New York. Prior to the contract termination, we had commitments and agreements to purchase equipment for the project and had entered into agreements with subcontractors to perform work on the project. Some of the commitments and agreements contained cancellation clauses that required payment or settlement provisions. The sum of the amounts that we have incurred or are committed to incur in excess of amounts previously collected from Pike and the profit recorded on the project is approximately $45.0 million. We reduced this amount from our original estimate of $75 to $80 million as we reached settlements with subcontractors, vendors and others. As of November 30, 2003, $17.5 million remains unpaid.

On October 3, 2003, we reached an agreement for the settlement of our claims related to the cancellation of the Pike project. The agreement provides that, among other consideration, we will receive a fixed claim of $35.0 million in the pending bankruptcy of NRG (which we have valued at $14.7 million) and we will retain ownership of the Pike project site, land and materials and equipment excluding the turbines, which we have valued at approximately $30.0 million based on our assessment of the current market for this type of equipment, net of $10.0 million of costs to be incurred should the company elect to take delivery of certain equipment.

The value of the consideration received in the settlement agreement plus cash previously received from Pike equaled the costs incurred and profit recognized on the project; therefore, no gain or loss was recognized on the settlement. In October 2003, we sold our $35.0 million claim for net proceeds of $14.7 million. As of November 30, 2003, the $14.7 million receivable had been collected in full and the value of the equipment of $30.0 million is included in other assets. We expect to sell or use the equipment to generate revenue and have targeted specific project opportunities where this equipment could be installed.

Portions of this settlement were subject to or dependent upon approval of the bankruptcy court and such approval was received from the U.S. Bankruptcy Courts in the Southern District of New York on November 6, 2003 and in Jackson, Mississippi on November 13, 2003 for the settlement of claims related to the cancellation of the Pike power plant project in Mississippi.

NEG — Covert & Harquahala

Early in fiscal 2002, we entered into two target price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities, to provide EPC services for two gas-fired combined cycle power plants in Covert, Michigan and Harquahala Valley, Arizona. In October 2002, the parent company of NEG, PG&E Corp (“PG&E”), announced that NEG had notified its lenders it did not intend to make further equity contributions required under the credit facility to fund the Covert and Harquahala projects. We believed this notice raised doubt about whether we would continue to be paid for the work we performed under these target price contracts.

In May 2003, after extensive negotiations with NEG’s project entities, NEG, and their lenders, all parties reached a definitive agreement for settlement of claims related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target price for both projects by a total of $65.0 million, termination of the target priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts, dismissal of pending legal proceedings, and our release of claims based on existing change orders and the incurrence of other additional costs, and extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. NEG paid us $32.5 million in May 2003, as a result of this settlement and required us to post a letter of credit in their favor for the same amount.

During fiscal 2003, we recognized a loss of $42.8 million (which includes a $30.0 million loss recorded in the second quarter of 2003) on these two projects, $33.1 million of which was reversal of profit recognized prior to fiscal 2003.

For the three months ended November 30, 2003, we have recorded an additional loss on these two projects of $39.3 million ($4.8 million of which was reversal of profit recognized prior to fiscal 2004). Approximately $34.5 million represents actual and estimated increased costs to complete the Covert project primarily due to the failure of installed equipment, required rework and vendor and subcontractor delays. The $39.3 million loss is net of additional expected claims recovery of approximately $1.2 million.

We notified the owner of substantial completion on two of the three power island units on Covert and expect the remaining unit will achieve substantial completion in January 2004. We expect the total facility will achieve substantial completion in February 2004. We notified the owner of substantial completion on the Harquahala facility on December 24, 2003.

While we have demonstrated substantial completion on five of the six units, the owners have not accepted the various unit and facility completion dates and continue to assess liquidated damages. We firmly disagree with this position and feel we will prevail on this issue. We estimate the owners will claim approximately $55.0 million in liquidated damages in total on the two plants, although the assessment could be higher. As of December 31, 2003 the owners have withheld $28.0 million from milestone payments due us. We have an additional $33.5 million of milestone payments remaining to bill. In addition, the owners could draw down on a $32.5 million letter of credit posted by us for payment of liquidated damages, although we would vigorously attempt to recover any amounts drawn.

Based on our evaluation and advice of legal counsel, we believe we have defenses to the owners’ claims of liquidated damages. We intend to vigorously contest the assessment. Additionally, we believe the delays were primarily caused by our vendors, subcontractors and equipment manufacturers from whom we may collect delay and related damages and we are pursuing these actions. For these reasons, our revenue and cost estimates include no net provision for liquidated damages. However, there can be no assurance that delay damages will not have to be paid. If we are required to pay the owners delay damages that we cannot recover from subcontractors, vendors or equipment manufacturers, that amount will be recorded a loss.

Unrelated to the claims for delay damages discussed above, we have recorded approximately $33.0 million in claims receivable from the owners, vendors, subcontractors, equipment manufacturers and insurance. Based on our evaluation of the contractual terms, our claims documentation, and the advice of legal counsel, we believe we have a strong basis for these claims (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; but we have only recorded a claim receivable for the portion that we estimate will ultimately be collected. Recovery of the claims is dependent upon our negotiations, arbitration and litigation with the owners, several subcontractors, vendors and equipment manufacturers. Due to the uncertainties surrounding litigation or arbitration of this nature, we cannot assure you as to the outcome of these claims. If we collect amounts different than the amounts that we have recorded as claims receivable of $33.0 million, that difference will be recognized as income or loss. Timing of collection is uncertain but is not expected in the next twelve months unless a settlement occurs.

Our current forecast costs at completion represents our best estimate of the total cost to complete these projects. However, we have experienced significant difficulties in completing these projects and cannot provide assurance that additional costs will not be incurred due to unforeseen events, equipment failures or delays. Should additional costs be incurred that are not expected to be recoverable from the owners, subcontractors, vendors, equipment suppliers or insurance, we will record a loss for these unrecoverable costs increases at the time it becomes evident such a loss has occurred.

Although NEG filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings and we do not believe NEG’s current financial position will negatively impact future payments to us related to these projects.

Wolf Hollow Project

On March 8, 2002, AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively “AES”) entered into a series of contracts (collectively the “EPC contract”) with us to complete the engineering, design, procurement, and construction of a gas-fired, combined cycle power plant in Texas for an aggregate contract amount of $99.0 million. AES represented and warranted at the time of contracting with us that the project was 67% complete and that engineering was 99.8% complete, and we relied upon this stage of completion in contracting with AES.

At the time we entered into the EPC contract, the project’s provisional acceptance was scheduled for October 15, 2002; however, acceptance of this project was delayed. We believe the delay from October 15, 2002 was primarily due to (i) the significant overstatement of the percentage completion by AES and Parsons (the engineers on the project) at the time we entered into the contract; (ii) a fire that occurred in June of 2002 at the project site; and (iii) failure of a turbine during start-up testing in May 2003. We believe the project reached provisional acceptance on July 24, 2003, although AES did not agree to provisional acceptance until August 8, 2003. The contract terms include liquidated damages in the event of late completion of $120,000 per day from October 15, 2002 through June 1, 2003 and $185,000 per day thereafter until provisional acceptance occurs, for which AES has billed us $40.0 million in aggregate.

We were unable to resolve our claims with AES through the dispute resolution process called for in the contract with respect to a force majeure claim we made resulting from the fire and other change orders. On November 5, 2002, we filed suit against AES in the District Court of Hood County, Texas for breach of contract. On May 9, 2003, we added Parsons as a defendant and expanded the complaint to include claims related to misrepresentation. In June 2003, the AES Corporation was also added as a defendant. This case is currently scheduled for a jury trial in November 2004. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of November 30, 2003, there has been no significant changes with regard to this project when compared to August 31, 2003.

In excess of the original $99.0 contract price, we have recorded claims receivable from AES of $25.4 million for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims. In addition, we have recorded receivables of approximately $7.2 million that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors.

Of the original $99.0 million contract price, AES has not paid $21.6 million of billed milestones and $7.0 million of retention. In addition, $13.6 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur during February 2004. Under the terms of the EPC contract, AES, at its option, may pay up to $27.0 million of the contract price in subordinated notes or cash. The subordinated notes, $14.7 million of which were issued as of August 31, 2003 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. There have been no additional milestone billings on this project for the three months ended November 30, 2003. We expect that substantially all of the remaining unbilled milestone amounts will be paid with subordinated notes. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million. In August and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws as of August 31, 2003 which remained outstanding as of November 30, 2003. We recorded revenue of $43.1 million and loss of $2.3 million from this contract for the year ended August 31, 2003. For the three months ended November 30, 2003, no revenue has been recorded from this contract.

The following table summarizes contract amounts due from AES and claims recorded on the project (in millions):

Amounts due from AES:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$21.6
Subordinated Notes Receivable from AES	14.7
Retention receivable	7.0
Milestones unbilled at November 30, 2003 (to be billed upon completion of final testing and final acceptance)(1)	13.6

Total contractual amounts due from AES	56.9
Reimbursement of letter of credit draws	28.0
Claims for additional costs incurred	25.4

Total amounts receivable from AES	110.3
Claims receivable from subcontractors and others	7.2

Total amounts receivable, excluding amounts related to liquidated damages described below	$117.5

(1)	Of the total milestones unbilled at November 30, 2003, $13.0 million could be paid by AES in Subordinated Notes.

The above amounts are recorded in the following balance sheet accounts at November 30, 2003:

Accounts receivable	$71.3
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims receivable	46.2

$117.5

If we collect amounts different than the amounts that we have recorded as receivables from AES of $110.3 million or if we collect amounts different than the amounts receivable from subcontractors and vendors of $7.2 million, then that difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in schedule liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage of completion and other delays caused by

AES, subcontractors and vendors, we recognized a reduction of revenue of approximately $8.0 million of liquidated damages billed to us in the fourth quarter 2003. Of the remaining $32.0 million of liquidated damages, we have excluded $17.9 million from our cost estimates and we have recorded recoveries of approximately $14.1 million from subcontractors and vendors, including the turbine manufacturer. In the first quarter of 2004, we drew down $15 million from a letter of credit posted by the turbine manufacturer.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project:

Amount of liquidated damages that have been included in costs	$8.0
Amounts related to liquidated damages that have been excluded from our recorded costs:
Liquidated damages relief from AES	17.9
Liquidated damages to be reimbursed by subcontractors and vendors	14.1

32.0

Total liquidated damages assessed by AES	$40.0

If we are required to pay liquidated damages to AES of more than the $8.0 million that we recorded in the fourth quarter 2003 and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as income or loss.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended November 30, 2003, there were no matters submitted by the Company to a vote of its security holders.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

10.1	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.2	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.3	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.4	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

B.	Reports on Form 8-K

1.	On September 3, 2003, the Company furnished a Current Report on Form 8-K to set forth therein a Regulation FD disclosure under Item 9 of Form 8-K relating to supplemental information announcing that its subsidiary, Stone & Webster, Inc., was awarded an approximately $570 million negotiated fixed-price contract by Astoria Energy, LLC for Phase I of a 1000 Megawatt power plant in New York City, New York, specifically the Company’s related September 3, 2003 press release attached to the Form 8-K as Exhibit 99.1.

2.	On October 16, 2003, the Company furnished a Current Report on Form 8-K to set forth therein a disclosure under Item 12 of the Form 8-K concerning the Company’s receipt of commitments to amend its Third Amended and Restated Credit facility, specifically the Company’s related October 17, 2003 press release attached to Form 8-K as Exhibit 99.1.

3.	On October 17, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning the Company’s receipt of commitments to amend its Third Amended and Restated Credit facility, specifically the Company’s related October 17, 2003 press release attached to the Form 8-K as Exhibit 99.1.

4.	On October 17, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing the Company’s plan to sell up to $200 million of its common stock in an underwritten public offering, specifically the Company’s related October 17, 2003 press release attached to the Form 8-K as Exhibit 99.1.

5.	On October 17, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing a tender offer to redeem all of its outstanding 20-year, zero-coupon, Liquid Yield Option™ Notes, specifically the Company’s related October 17, 2003 press release attached to the Form 8-K as Exhibit 99.1.

6.	On October 20, 2003, the Company furnished a Current Report on Form 8-K to set forth therein a Regulation FD disclosure under Item 9 of Form 8-K concerning a series of presentations to be made by Company representatives in connection with the Company’s public offering, specifically the slides for those presentations (which provide an overview of the Company, including financial position, industry fundamentals, and business) which slides are furnished with the Form 8-K as Exhibit 99.1.

7.	On October 24, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning (i) an update to information regarding the Company’s consolidated ratios of earnings to fixed charges and earnings to fixed charges plus dividends presented in the registration statement on Form S-3 (Registration No. 333-44542) of the Company filed with the Commission on August 25, 2000, and declared effective by the Commission on September 14, 2000, and the information presented in the prospectus of the Company filed with the Commission on October 20, 2003, pursuant to Rule 424(b)(5); and (ii) the calculation of ratios of earnings to fixed charges and earnings to fixed charges plus dividends attached to the Form 8-K as Exhibit 99.1.

8.	On October 24, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing the Company’s pricing of a 20 million share common stock offering, specifically the Company’s related October 24, 2003 press release attached to the Form 8-K as Exhibit 99.1.

9.	On October 28, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning the entry by the Company into an underwriting agreement with the underwriters named therein to sell 23,000,000 shares of the Company’s common stock, no par value per share, specifically the Underwriting Agreement dated October 23, 2003 attached to the Form 8-K as Exhibit 1.1.

10.	On October 29, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing the closing of the Company’s equity offering, specifically the Company’s related October 29, 2003 press release attached to the Form 8-K as Exhibit 99.1.

11.	On November 19, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K that the Company had received approval for settlement of claims in the NRG bankruptcy and had received a five-year $175 million contract to perform maintenance services for 26 NRG sites, specifically the Company’s related November 18, 2003 press release attached to the Form 8-K as Exhibit 99.1.

12.	On November 19, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing the results of the Company’s tender offer for its outstanding Liquid Yield Option™ Notes, specifically the Company’s related November 18, 2003 press release attached to the Form 8-K as Exhibit 99.1.

13.	On November 20, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K announcing the final results of the Company’s tender offer for its outstanding Liquid Yield Option™ Notes, specifically the Company’s related November 19, 2003 press release attached to the Form 8-K as Exhibit 99.1.

14.	On November 21, 2003, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K that the Company agreed to purchase Energy Delivery Services, Inc. from Duke Energy, specifically the Company’s related November 21, 2003 press release attached to the Form 8-K as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

Dated: January 14, 2004	/s/ Robert L. Belk

Chief Financial Officer
(Duly Authorized Officer)

THE SHAW GROUP INC.

EXHIBIT INDEX

     Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 2003.

A.	Exhibits.

10.1	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.2	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.3	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.4	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).