Form 10-Q
period 2004-02-29
SHAW GROUP INC
filed 2004-04-14
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 2054

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to_______________________________

Commission File Number 1-12227

The Shaw Group Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-1106167

(State of Incorporation)	(I.R.S. Employer Identification Number)

4171 Essen Lane, Baton Rouge, Louisiana	70809

(Address of Principal executive offices)	(Zip Code)

225-932-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date, is as follows:

Common stock, no par value, 61,183,489 shares outstanding as of April 13, 2004.

FORM 10-Q

Part I - Financial Information

Item 1. -	Financial Statements
	Condensed Consolidated Balance Sheets - February 29, 2004 and August 31, 2003	3 – 4
	Condensed Consolidated Statements of Operations - For the Three and Six Months Ended February 29, 2004 and February 28, 2003	5
	Condensed Consolidated Statements of Cash Flows - For the Six Months Ended February 29, 2004 and February 28, 2003	6
	Notes to Condensed Consolidated Financial Statements	7 – 35
Item 2. -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36 – 52
Item 3. -	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. -	Controls and Procedures	54
Part II — Other Information

Item 1. -	Legal Proceedings	55 – 59
Item 4. -	Submission of Matters to a Vote of Security Holders	60
Item 6. -	Exhibits and Reports on Form 8-K	61
Signature		63
Exhibit Index		64
Exhibits
Amendment to 3rd Amended/Restated Credit Agreement
2001 Employee Incentive Compensation Plan
1996 Non-Employee Director Stock Option Plan
Informal Agreements to Award Restricted Stock
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	February 29,	August 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$107,411	$179,852
Escrowed cash	23,229	58,035
Marketable securities, held to maturity	—	5,096
Accounts receivable, including retainage, net	343,278	435,765
Inventories	80,103	86,246
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	392,779	233,895
Deferred income taxes	59,506	82,311
Prepaid expenses and other current assets	33,242	33,163

Total current assets	1,039,548	1,114,363
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	39,952	33,173
Property and equipment, less accumulated depreciation of $153,139 at February 29, 2004 and $118,850 at August 31, 2003	153,526	184,330
Deferred income taxes	13,778	—
Goodwill	528,316	511,376
Other assets	148,214	142,873

	$1,923,334	$1,986,115

(Continued)

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	February 29,	August 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,812	$307,971
Accrued liabilities	154,429	156,060
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	263,186	249,480
Contract liability adjustments	24,526	32,551
Accrued contract losses and reserves	1,267	9,858
Deferred revenue - prebilled	9,064	10,785
Current maturities of long-term debt	64,701	258,758
Short-term revolving lines of credit	3,536	1,274
Current portion of obligations under capital leases	998	1,378

Total current liabilities	812,519	1,028,115
Long-term debt, less current maturities	250,927	250,861
Obligations under capital leases, less current obligations	883	884
Deferred income taxes	—	25,985
Other liabilities	20,258	17,980
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, no shares issued and outstanding	—	—
Common stock, no par value, 61,183,489 and 37,790,216 shares issued and outstanding, respectively	719,100	496,148
Retained earnings	239,416	286,811
Accumulated other comprehensive loss	(14,891)	(20,540)
Unearned stock-based compensation	(4,965)	(216)
Treasury stock, 5,331,655 shares at February 29, 2004 and August 31, 2003	(99,913)	(99,913)

Total shareholders’ equity	838,747	662,290

	$1,923,334	$1,986,115

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
Revenues	$691,201	$720,458	$1,340,413	$1,717,364
Cost of revenues	630,993	678,605	1,268,353	1,593,085

Gross profit	60,208	41,853	72,060	124,279
General and administrative expenses	45,389	49,230	118,151	99,122

Operating income (loss)	14,819	(7,377)	(46,091)	25,157
Interest expense	(9,118)	(5,759)	(19,649)	(11,533)
Interest income	456	2,065	800	3,604
Loss on LYONs repurchase	(56)	—	(1,203)	—
Foreign currency transaction gains (losses), net	(2,593)	54	(4,259)	(94)
Other income (expense), net	162	78	(758)	127

	(11,149)	(3,562)	(25,069)	(7,896)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities	3,670	(10,939)	(71,160)	17,261
Provision (benefit) for income taxes	1,197	(4,456)	(23,482)	5,696

Income (loss) before earnings (losses) from unconsolidated entities	2,473	(6,483)	(47,678)	11,565
Earnings (losses) from unconsolidated entities, net of taxes	(276)	(1,389)	283	(2,984)

Net income (loss)	$2,197	$(7,872)	$(47,395)	$8,581

Net income (loss) per common share:
Basic income (loss) per common share	$0.04	$(0.21)	$(0.89)	$0.23

Diluted income (loss) per common share	$0.04	$(0.21)	$(0.89)	$0.22

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	February 29 and 28,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(47,395)	$8,581
Depreciation and amortization	45,895	22,908
Provision (benefit) for deferred income taxes	(25,983)	5,196
Stock-based compensation expense	792	261
Amortization of contract adjustments	(7,127)	(14,743)
Accretion of interest on discounted long-term debt and loan fee amortization	4,155	10,329
(Earnings) loss from unconsolidated entities	(283)	2,984
Loss on LYONs repurchase	1,203	—
Foreign currency transaction (gains) losses, net	4,259	94
Other operating activities, net	(54,990)	(176,816)

Net cash used in operating activities	(79,474)	(141,206)
Cash flows from investing activities:
Purchases of property and equipment	(10,999)	(16,615)
Purchases of businesses, net of cash received	(21,540)	(1,200)
Proceeds from sale of fixed assets	—	2,948
Proceeds from sale of securities	—	175
Receipts from (advances to) unconsolidated entities, net	(1,581)	415
Deposits in escrowed cash for repurchase of LYONs	(23,229)	—
Withdrawals from project-related escrowed cash	58,035	—
Purchases of marketable securities held to maturity	—	(94,190)
Maturities of marketable securities held to maturity	5,096	91,058

Net cash provided by (used in) investing activities	5,782	(17,409)
Cash flows from financing activities:
Purchase of treasury stock	—	(47,837)
Repayment of debt and capital leases	(223,314)	(2,837)
Deferred credit costs	(1,959)	—
Proceeds from issuance of debt	6,036	1,650
Net proceeds (payments) on revolving credit agreements	2,337	(1,052)
Issuance of common stock	217,526	301

Net cash provided by (used in) financing activities	626	(49,775)
Effect of exchange rate changes on cash	627	519

Net decrease in cash and cash equivalents	(72,439)	(207,871)
Cash and cash equivalents - beginning of period	179,850	401,764

Cash and cash equivalents - end of period	$107,411	$193,893

Non-cash investing and financing activities:
Transfer of acquired accounts receivables to seller - EDS acquisition	$4,000	$—

Issuance of restricted stock	$5,413	$—

Property and equipment acquired under capital leases	$318	$1,706

The accompany notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General Information

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003, of The Shaw Group Inc. filed with the Securities and Exchange Commission on November 12, 2003.

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries as of February 29, 2004 and for the three and six month periods ended February 29, 2004 and February 28, 2003, was not audited by our independent auditors. However, management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2004.

The preparation of unaudited condensed consolidated financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ materially from those estimates. On an ongoing basis, we review our estimates based on information that is currently available, and changes in facts and circumstances may cause us to revise these estimates.

Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation.

Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars and the Euro). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders’ equity, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains or losses are credited or charged to income.

During the three and six months ended February 29, 2004, we recognized foreign currency transaction losses of $2.6 million and $4.3 million primarily due to U.S. dollar denominated cash accounts held by our foreign subsidiaries whose functional currency strengthened against the U.S. dollar. Although these foreign currency transaction losses are reflected in the statements of operations, substantially all of these losses were unrealized and did not directly impact our cash position on a consolidated basis. Foreign currency transaction gains (losses) were gains of $0.1 million and losses of $0.1 million for the three and six months ended February 28, 2003, respectively.

Note 2 — Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, allows companies to account for stock-based compensation by either recognizing an expense for the fair value of stock-based compensation upon issuance or by the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Our stock-based compensation consists of the issuance of stock options and restricted stock.

We account for our stock-based compensation under APB No. 25, which provides that no stock-based compensation expense is recognized if stock options are granted at an exercise price equal to the market value of the underlying stock at the date of grant.

In addition, APB No. 25 provides that compensation expense related to restricted stock grants be measured at the market price of the stock on the date the restricted stock is granted, with no discount provided for the restrictions. The compensation expense is recognized over the periods benefited from the employees’ services which we believe is the period over which the restrictions lapse.

However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and earnings (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended
	February 29 and 28,
	2004	2003
Net income (loss):
As reported	$2,197	$(7,872)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	430	87
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(1,670)	(1,775)

Pro forma	$957	$(9,560)

Basic earnings (loss) per share:
As reported	$0.04	$(0.21)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.04)

Pro forma	$0.02	$(0.25)

Diluted earnings (loss) per share:
As reported	$0.04	$(0.21)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.04)

Pro forma	$0.02	$(0.25)

	Six Months Ended
	February 29 and 28,
	2004	2003
Net income (loss):
As reported	$(47,395)	$8,581
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	531	175
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(2,998)	(3,409)

Pro forma	$(49,862)	$5,347

Basic earnings (loss) per share:
As reported	$(0.89)	$0.23
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.05)	(0.09)

Pro forma	$(0.93)	$0.14

	Six Months Ended
	February 29 and 28,
	2004	2003
Diluted earnings (loss) per share:
As reported	$(0.89)	$0.22
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.05)	(0.08)

Pro forma	$(0.93)	$0.14

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	66%	68%	67%	66%
Risk-free interest rate	3.2%	3.1%	3.1%	3.0%
Expected life of options (in years)	5	5	5	5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The Black-Scholes model requires the use of highly subjective assumptions including the expected volatility of the underlying stock price. Changes in these subjective assumptions can materially affect the fair value estimates of our stock options. In addition, the Black-Scholes model does not consider specific vesting restrictions of the stock options and assumes that the stock options are fully transferable. The characteristics of traded options under the Black-Scholes model differ from the characteristics of stock options issued under our stock option plans. In addition, SFAS No. 123 provides no discount for the restriction placed on restricted stock grants.

We believe that existing option pricing models do not provide a reliable single measure of the fair value of our stock options and that the above pro forma disclosures under SFAS No. 123 do not necessarily reflect the effects on reported earnings for future years as options vest over several years and new awards are typically made.

Restricted Stock

Our 1993 Employee Stock Option Plan and 2001 Employee Incentive Compensation Plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of these restrictions, the shares must be returned to us. During the six months ended February 29, 2004, we granted 380,773 shares of restricted stock under the 2001 Employee Incentive Compensation Plan to certain employees including our Chief Executive Officer, Chief Financial Officer and our President and Chief Operating Officer. In addition, we agreed to issue future restricted stock awards under this employee stock plan totaling 98,000 shares to our Chief Executive Officer and our President and Chief Operating Officer. We recorded unearned stock-based compensation as a component of shareholders’ equity totaling $5.4 million related to these restricted stock grants which is being amortized to compensation expense over the period the restrictions lapse (from 2 to 4 years). For the six months ended February 29, 2004, $0.5 million of stock-based compensation expense is included in general and administrative expenses on the accompanying statement of operations related to these restricted stock grants.

Note 3 — Capital Stock Transactions

On October 29, 2003, we issued 23 million shares of common stock, no par value per share, at $10 per share with related transaction costs of approximately $12.5 million, generating net proceeds of $217.5 million. Approximately $194.7 million of the net proceeds were used to repurchase a portion of our outstanding Liquid Yield OptionTM Notes or LYONs (see Note 8). The remaining net proceeds of $22.8 million plus interest earned is included in escrowed cash at February 29, 2004, and these proceeds, together with cash on hand are expected to be used to repurchase the LYONs as of May 1, 2004 in accordance with the terms of the LYONs Indenture (see Note 8).

Note 4 — Acquisitions

The operating results of acquisitions are included in our consolidated financial statements from the applicable dates of the transactions. Pro forma information has not been disclosed for the fiscal year 2004 and 2003 acquisitions as the impact on an individual and aggregate basis is not deemed significant for the periods presented. During fiscal year 2003 and 2004, we completed five acquisitions that were accounted for as purchases. The purchase price allocation for certain acquisitions is preliminary and subject to revision up to one-year subsequent to the acquisition date. The following is a brief description of each acquisition.

Energy Delivery Services, Inc.

Effective December 31, 2003, we acquired all of the common stock of Energy Delivery Services, Inc. (EDS) from Duke Energy Global Markets, Inc. for a total purchase price, including direct acquisition costs, of approximately $22.7 million of which $18.7 million was paid in cash and $4.0 million was paid through transfer of the ownership of a portion of EDS’s receivables to the seller. EDS, renamed Shaw EDS, provides a full line of vertical services to utility companies seeking to upgrade, install and maintain their power grids and has been included in our Engineering, Construction & Maintenance (ECM) segment. Our preliminary purchase price allocation included approximately $11.1 million of goodwill, $11.9 million in accounts receivables, $6.0 million of equipment, $1.0 million in other assets and $7.3 million of liabilities.

Coastal Engineering and Environmental Consultants, Inc.

In October 2003, we acquired certain assets and the workforce of Coastal Engineering and Environmental Consultants, Inc. (Coastal) for a cost of $1.2 million in cash. Coastal specializes in engineering and consulting for Coastal Erosion and Wetlands Restoration projects. Coastal has been integrated into our Environmental & Infrastructure (E&I) segment. Approximately $1.1 million of goodwill was recorded related to this transaction.

Badger Technologies

On April 17, 2003, we acquired substantially all of the assets of Badger Technologies from Washington Group International, Inc. for approximately $17.7 million in cash subject to a working capital adjustment that could reduce the total purchase price. Badger Technologies develops, commercializes and licenses proprietary petrochemical and petroleum refining-related technologies. Badger Technologies was integrated into our ECM segment. We recorded approximately $8.0 million in goodwill and approximately $7.5 million in intangible assets related to certain process technologies acquired in the acquisition.

Envirogen, Inc.

On March 26, 2003, we acquired all of the common stock of Envirogen, Inc. for a purchase price of approximately $3.7 million in cash. Envirogen, previously a publicly traded company, specializes in remediation of complex contaminants in soil and groundwater and has been integrated into our E&I segment. Approximately $4.5 million of goodwill was recorded related to this transaction.

LFG&E Acquisition

On November 14, 2002, our E&I segment acquired certain assets of LFG&E International, Inc. (LFG&E) for cash of approximately $1.2 million. Approximately $0.4 million of goodwill was recorded related to this transaction. LFG&E provides gas well-drilling services to landfill owners and operators. On September 30, 2003, we acquired certain additional assets and assumed certain liabilities of LFG&E for cash of approximately $2.2 million. As of February 29, 2004, an additional $1.3 million in goodwill has been recorded in our preliminary allocation of purchase price.

Note 5 — Goodwill and Other Intangible Assets

Goodwill

The following table reflects the changes in the carrying value of goodwill from August 31, 2003 to February 29, 2004. Refer to Note 4 for a more detailed discussion of the accounting related to these acquisitions (in thousands).

Balance at August 31, 2003	$511,376
Currency translation adjustment	3,439
EDS acquisition	11,110
Coastal acquisition	1,094
LFG&E acquisition	1,250
Allocation period adjustments, net — other acquisitions	47

Balance at February 29, 2004	$528,316

Preliminary determinations of goodwill associated with the EDS, Coastal, Badger Technologies, Envirogen and LFG&E acquisitions were recorded as of February 29, 2004. These purchase price allocations may change for up to one-year subsequent to the acquisition date, as we have not obtained all of the appraisals of the property and equipment and intangible assets purchased, nor have we completed all of our review and valuation procedures of the assets acquired and the liabilities assumed. We had deductible goodwill of approximately $176.7 million and $184.5 million as of February 29, 2004 and August 31, 2003, respectively.

We completed our annual impairment test for fiscal 2003 during the third quarter of fiscal 2003 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and determined that goodwill was not impaired. However, certain of our businesses are subject to competitive pressures, cyclicality of operations, and may experience a protracted downturn in activity. As discussed in “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the three and six months ended February 29, 2004, our ECM and Fabrication, Manufacturing & Distribution segment revenues and gross margins continued to be negatively impacted by a weakened demand for services in the domestic power and process industries which began in fiscal 2001. However, during the three and six months ended February 29, 2004, we have experienced an increase in demand for services in the domestic power and process industries. To the extent these weakened market conditions continue, the goodwill values of our businesses could be adversely impacted in the future and a goodwill impairment adjustment, which would reduce our earnings and our shareholders’ equity and could affect certain of our debt covenants, could occur. We will continue to evaluate the markets that drive our businesses and seek ways to profitably capitalize on changing market conditions.

Other Intangible Assets

At February 29, 2004 and August 31, 2003, identifiable intangible assets, other than contract adjustments, consisted of proprietary ethylene technology acquired in the Stone & Webster transaction in fiscal 2000, certain petro-chemical process technologies acquired in the Badger Technologies acquisition in fiscal 2003 (both of which are being amortized over fifteen years on a straight-line basis) and patents acquired in the IT Group transaction in fiscal 2002 (which are being amortized over ten years on a straight-line basis). Additionally, we recorded a customer relationship intangible related to the IT Group transaction, which is being amortized over ten years on a straight-line basis.

The gross carrying values and accumulated amortization of these identifiable intangible assets as of August 31, 2003, November 30, 2003 and February 29, 2004 are presented below (in thousands):

	Proprietary Technologies
	and Patents		Customer Relationships
	Gross Carrying	Accumulated	Gross-Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2003	$36,161	$(5,818)	$2,016	$(202)
Quarterly amortization	—	(603)	—	(50)

Balance at November 30, 2003	36,161	(6,421)	2,016	(252)
Quarterly amortization	—	(753)	—	(117)

Balance at February 29, 2004	$36,161	$(7,174)	$2,016	$(369)

The annual amortization for the identifiable intangible assets is expected to be approximately $2.4 million related to proprietary technologies and patents and approximately $0.2 million related to customer relationships.

Contract Adjustments and Accrued Contract Loss Reserves

The construction contract adjustments and contract loss reserves established in purchase accounting (related to the IT Group and Stone & Webster transactions) reduce direct costs as costs are incurred on the related contracts.

The following table presents the additions to and utilization of contract adjustments and accrued contract loss reserves for the periods indicated (in thousands):

		Asset or	Cost of
	December 1,	Liability	Revenues	February 29,
Three Months Ended	2003	Increase/	Increase/	2004
February 29, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(2,761)	$—	$449	$(2,312)
Contract liability adjustments	28,729	—	(4,203)	24,526
Accrued contract loss reserves	2,697	—	(1,430)	1,267

Total	$28,665	$—	$(5,184)	$23,481

		Asset or	Cost of
	September 1,	Liability	Revenues	February 29,
Six Months Ended	2003	Increase/	Increase/	2004
February 29, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$—	$898	$(2,312)
Contract liability adjustments	32,551	—	(8,025)	24,526
Accrued contract loss reserves	9,858	—	(8,591)	1,267

Total	$39,199	$—	$(15,718)	$23,481

		Asset or	Cost of
	December 1,	Liability	Revenues	February 28,
Three Months Ended	2002	Increase/	Increase/	2003
February 28, 2003	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(7,317)	$(1,020)	$759	$(7,578)
Contract liability adjustments	56,812	(4,790)	(9,715)	42,307
Accrued contract loss reserves	13,899	11,250	(811)	24,338

Total	$63,394	$5,440	$(9,767)	$59,067

		Asset or	Cost of
	September 1,	Liability	Revenues	February 28,
Six Months Ended	2002	Increase/	Increase/	2003
February 28, 2003	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(12,150)	$2,216	$2,356	$(7,578)
Contract liability adjustments	69,140	(9,734)	(17,099)	42,307
Accrued contract loss reserves	11,402	14,650	(1,714)	24,338

Total	$68,392	$7,132	$(16,457)	$59,067

The increases and decreases in the contract liability (asset) adjustments and accrued contract loss reserves for the three and six months ended February 29, 2004 and February 28, 2003 represent allocation period adjustments related to the Stone & Webster and IT Group transactions. Contract asset adjustments are included in other current assets in the accompanying condensed consolidated balance sheet.

Other Long Lived Assets

During the first quarter of fiscal 2004, we recorded accelerated amortization of $29.4 million on certain software assets as a result of a successful implementation of new software systems, including the conversion of historical financial and operating data, which had not previously been contemplated. In August 2002, we had developed a preliminary plan to convert certain of our operating units to new software systems. As a result, at that time, we accelerated the amortization of certain software assets that would be replaced based on the projected implementation plan and anticipated future use of the assets. During fiscal 2003, we reevaluated our preliminary plan based on the reorganization of our operating segments and developed a more aggressive conversion strategy that included implementation of new systems for substantially all of our significant operations during the first quarter of fiscal 2004. Our conversion to the new software systems, including the development of certain new software packages, was completed earlier and was more substantial than originally planned. Because implementation was substantially complete by November 30, 2003, we concluded that we should completely abandon our previous software platform. As a result, we accelerated the amortization of certain software assets that were replaced and recorded the aforementioned amortization expense of $29.4 million to general and administrative expenses in the consolidated statements of operations in the first quarter of fiscal 2004.

Note 6 - Inventories

The major components of inventories were as follows as of the dates indicated (in thousands):

	February 29, 2004			August 31, 2003
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$28,103	$—	$28,103	$29,660	$—	$29,660
Raw Materials	3,769	39,730	43,499	7,976	38,950	46,926
Work In Process	689	7,812	8,501	468	9,192	9,660

	$32,561	$47,542	$80,103	$38,104	$48,142	$86,246

Note 7 - Investment in Unconsolidated Entities

	February 29,	August 31,
	2004	2003
Investment in unconsolidated entities, joint ventures and limited partnerships (dollars in thousands):
Shaw-Nass Middle East, W.L.L.	$1,751	$2,644
EntergyShaw L.L.C.	(2,135)	(2,231)
China joint venture	2,101	2,556
Stennis joint venture	4,390	3,650
PFH Management, L.L.C.	3,242	3,200
Nordic	1,930	1,930
Other joint ventures	17,793	12,126

	29,072	23,875

Long-term advances to and receivables from unconsolidated entities:
Shaw-Nass Middle East, W.L.L.	7,799	6,217
China joint venture	3,081	3,081

	10,880	9,298

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$39,952	$33,173

Accounts payables to unconsolidated entities:
Shaw-Nass Middle East, W.L.L.	$654	$198

China joint venture	$86	$—

Earnings (losses) from unconsolidated entities are summarized as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
Earnings (losses) from unconsolidated entities:
Shaw-Nass Middle East, W.L.L.	$(749)	$172	$(878)	$(100)
EntergyShaw L.L.C.	63	(1,389)	63	(3,052)
China joint venture	(282)	—	(441)	—
Stennis joint venture	273	201	444	372
PFH Management, L.L.C.	25	—	25	—
Nordic	—	—	—	—
Other joint ventures	394	(373)	1,070	(204)

	$(276)	$(1,389)	$283	$(2,984)

Shaw-Nass Middle East, W.L.L. (“Shaw-Nass”) is one of our Fabrication, Manufacturing & Distribution segment’s joint ventures located in Bahrain. Advances to and receivables from Shaw-Nass relate primarily to inventory and equipment sold to the joint venture.

Our EntergyShaw L.L.C. (“EntergyShaw”) joint venture was created in fiscal 2001 to focus on the construction of power plants in North America and Europe. EntergyShaw is currently in the dissolution process which is expected to occur before the end of fiscal 2004. We may be required to make additional contributions to the joint venture prior to its final dissolution.

During fiscal 2002, our Fabrication, Manufacturing & Distribution segment invested approximately $3.1 million to acquire a 49% interest in a new pipe fabrication joint venture in China. The China joint venture became operational in late January 2004 and prior to that time, the losses recognized related primarily to start-up costs associated with the joint venture.

In connection with the IT Group transaction, we acquired an investment in the Stennis joint venture in our E&I segment. We have a 45% equity interest in this joint venture which provides facility management services to the Stennis Space Center in Mississippi.

During fiscal 2003, our E&I segment contributed $3.2 million to the PFH Management L.L.C., for a 30% equity interest. This joint venture was established to undertake the privatization of military housing for primarily Air Force personnel and their families at Patrick Air Force Base, Florida, under a design, build and rental housing contract.

We acquired a 19% equity interest in Nordic for an investment of $1.9 million in fiscal 2000. As our equity interest is less than 20% and we do not exercise any significant influence over the management of the operations, we do not recognize any income from this operation other than cash distributions in accordance with the cost method of accounting. No such distributions have been made since our initial investment.

In addition, we have executed certain contracts jointly with third parties through other joint ventures, limited partnerships and limited liability companies in connection with our operations. These investments generally represent our cash contributions and undistributed earnings (losses). These other joint ventures are not considered material on an individual basis.

In connection with certain housing privatization joint ventures, we are scheduled to make equity contributions of approximately $10.8 million in the next twelve months; however, the exact timing of these equity contributions is uncertain, as they are dependent on the progress of the underlying projects which may be delayed for various reasons.

Note 8 — Debt

	February 29,	August 31,
	2004	2003
Long-term debt consisted of (dollars in thousands):
Credit Facility	$—	$—
10.75%, $253 million Senior Notes	250,293	250,136
LYONs Convertible Securities	57,896	251,489
Other long-term debt	7,439	7,994

Total debt	315,628	509,619
Less: current maturities	64,701	258,758

Total long-term portion of debt	$250,927	$250,861

Credit Facility

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. On October 17, 2003, we amended our Credit Facility to increase the credit limit from $250 million to $300 million and to amend certain of the covenants contained therein.

The Credit Facility provides for both revolving credit loans and letters of credit within the $300 million limit. We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases and acquisitions.

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor’s Rating Services and Moody’s Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) the base rate to 2.50% over the base rate. On February 29, 2004, the interest rate on the Credit Facility would have been either 5.0% (if the prime rate index had been chosen) or 3.60% (if the LIBOR rate index had been chosen). On February 29, 2004, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $206.8 million.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (including equipment and real estate which was added as collateral pursuant to the Third Amendment described below).

Effective January 30, 2004, we received approval from our bank lenders for a third amendment to our Credit Facility (Third Amendment) to amend various financial covenants and certain other terms in our Credit Facility and to address the impact of the net loss we reported in the first quarter of fiscal 2004 and the impact that loss would have had on our financial covenants in the future. In particular, the Third Amendment lowered the minimum level of EBITDA required and added a minimum working capital requirement. The Third Amendment also provides for a first lien on certain property, including equipment and real estate as collateral. The Third Amendment also increased our ability to obtain unsecured performance letters of credit outside of the Credit Facility from $50 million to $150 million. The Third Amendment did not change the interest rates or the total capacity to borrow or obtain letters of credit under the Credit Facility.

The Credit Facility, as amended, contains certain financial covenants, including:

•	a minimum leverage ratio of 3.5x through May 31, 2004 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions (Adjusted EBITDA). The Third Amendment lowered the minimum Adjusted EBITDA covenant from a trailing twelve month $120 million to $15 million for the fiscal quarter ending February 29, 2004, $42.5 million for the two fiscal quarters ending May 31, 2004, $75 million for the three fiscal quarters ending August 31, 2004 and $110 million thereafter on a rolling twelve month basis; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

As of February 29, 2004, we were in compliance with the covenants contained in the Credit Facility.

The Credit Facility permits us to repurchase our LYONs obligations if, after giving effect to the repurchases, we have at least $50 million in availability under the Credit Facility and $75 million of cash and cash equivalents. Cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility. As of February 29, 2004, we had outstanding LYONs with an amortized value of $57.9 million and held $23.2 million in escrowed cash for the repurchase of LYONs (see Note 3).

As of February 29, 2004 and August 31, 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $20.8 million and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $3.5 million and $1.3 million, respectively, at a weighted average interest rate of approximately 4.25% and 4.25%, respectively, at February 29, 2004 and August 31, 2003. These subsidiaries also had outstanding letters of credit under these lines of $3.3 million and $4.2 million, respectively, at February 29, 2004 and August 31, 2003, leaving $14.0 million of availability under these lines at February 29, 2004.

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

Additionally, prior to March 15, 2006, we may, at our option, utilize the net cash proceeds from one or more specified equity offerings, within ninety days of our receipt of the equity funds, to repurchase up to 35% of the then outstanding amount of Senior Notes at a price of 110.75% of the maturity value of the notes. Prior to March 15, 2007, we may, at our option, repurchase all of the then outstanding notes at a price equal to the principal amount of the notes plus a specified applicable premium. Although the notes are unsecured, they are guaranteed by all of our material domestic subsidiaries.

In addition, we were required to register the Senior Notes with the Securities and Exchange Commission by September 13, 2003. The Senior Notes were not registered on that date, and, as a result, we incurred additional interest expense of 0.25% (approximately $0.1 million) until the registration statement became effective on December 2, 2003. In connection with the issuance of the Senior Notes, we recorded approximately $8.8 million of deferred debt issuance costs.

During the three and six months ended February 29, 2004 and February 28, 2003, we recognized, $1.1 million and $2.4 million and $2.3 million and $4.6 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our LYONs, Senior Notes, and the Credit Facility. The LYONs costs are being amortized to the first repurchase date of the debt or May 1, 2004. As of February 29, 2004 and August 31, 2003, total unamortized deferred financing fees related to the LYONs, Senior Notes, and Credit Facility were $12.8 million and $14.1 million, respectively.

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

On March 31, 2003, pursuant to a tender offer which commenced on February 26, 2003, we completed the purchase of LYONs with an amortized value of $256.7 million and an aggregate principal value of $384.6 million for a cost of $248.1 million. The purchase, after expenses and the write-off of unamortized debt issuance costs of $6.6 million, resulted in a net gain of $2.0 million. We used the total net proceeds, after fees, from the sale of the 10.75% Senior Notes due 2010 of $241.0 million and internal funds of $7.1 million to affect this repurchase.

During the fourth quarter of fiscal 2003, we repurchased additional LYONs with an amortized value of $21.5 million and an aggregate principal value of $32.0 million for a cost of $20.6 million. The purchase, after the write-off of unamortized debt issuance costs of $0.1 million, resulted in a net gain of $0.8 million.

In November 2003, pursuant to a tender offer which commenced on October 20, 2003, we completed the purchase of LYONs with an amortized value of $189.8 million and aggregate principal value of $280.4 million for a total cost of $189.3 million. Pursuant to a private purchase completed on November 26, 2003, we purchased additional LYONs with an amortized value of $5.4 million and aggregate principal value of $8.0 million for a total cost of $5.4 million. The two LYONs purchases, after expenses and the write-off of unamortized debt issuance costs of $1.7 million, resulted in a loss of $1.2 million reflected in the Loss on LYONs repurchase line item of the consolidated statement of operations for the six months ended February 29, 2004. These repurchases were funded with cash raised from our offering of 23 million shares of common stock, which closed on October 29, 2003 and generated net proceeds of $217.5 million (see Note 3). The remaining proceeds of $22.8 million from the common stock offering plus accrued interest are in escrowed cash on the balance sheet as of February 29, 2004.

The holders of the remaining LYONs, $57.9 million of amortized value as of February 29, 2004, have the right to require us to repurchase the LYONs on May 1, 2004, May 1, 2006, May 1, 2011 and May 1, 2016 at the then-accreted value ($58.1 million at May 1, 2004). We have the right to fund such repurchases with shares of our common stock at the current market value, cash, or a combination of common stock and cash.

In addition, on April 2, 2004, we filed a Schedule TO (Tender Offer) with the Securities and Exchange Commission offering to purchase any or all of the outstanding LYONs that are submitted to us for purchase by the holders thereof. As of April 1, 2004, there was $85.0 million aggregate principal amount at maturity of LYONs outstanding, with an aggregate accreted value as of that date of approximately $58.0 million. We plan to fund the purchases of the tendered LYONs on May 1, 2004 using cash on hand. Depending on the amount of cash necessary to fund the repurchases of LYONs, we seek additional sources to fund the repurchases, including accessing the capital markets and, to the extent permitted under its terms, borrowings under our revolving credit facility, which would require the consent of our lenders.

Subsequent to the repurchase on May 1, 2004, any remaining holders also have the right to require us to repurchase the debt in cash, at the then-accreted value, if there is a change in control, as defined in the LYONs Indenture, occurring on or before May 1, 2006. We may redeem all or a portion of the debt at the then-accreted value, through cash payments, at any time after May 1, 2006.

Note 9 - Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in our shareholders’ equity other than changes from transactions with our investors. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	February 29 and 28,
	2004	2003
Net income (loss)	$2,197	$(7,872)
Additional pension liability not yet recognized in periodic pension expense, net of income taxes	—	(6,300)
Foreign currency translation adjustments	2,445	489
Unrealized net gains on hedging activities, net of income taxes	147	43
Unrealized gains on securities available for sale, net of income taxes	—	(79)
Less: Reclassification adjustments for gains included in net income	—	(48)

Total comprehensive income (loss)	$4,789	$(13,767)

	Six Months Ended
	February 29 and 28,
	2004	2003
Net income (loss)	$(47,395)	$8,581
Additional pension liability not yet recognized in periodic pension expense, net of income taxes	—	(6,300)
Foreign currency translation adjustments	5,121	1,785
Unrealized net gains on hedging activities, net of income taxes	528	226
Unrealized gains on securities available for sale, net of income taxes	—	294
Less: Reclassification adjustments for gains included in net income	—	(48)

Total comprehensive income (loss)	$(41,746)	$4,538

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Australian and Canadian dollars and the Euro. The gains in 2004 and 2003 are primarily the result of the strengthening of the British pound and the Euro in relation to the U.S. dollar.

As of February 28, 2003, we recorded a $6.3 million net of tax liability for our Canadian defined benefit retirement plan and one of our United Kingdom (U.K.) defined benefit retirement plans. This liability is required to be recognized on the plan sponsor’s balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. In accordance with SFAS No. 87, “Employers Accounting for Pensions” the increase in the minimum liability is recorded through a direct charge to shareholders’ equity and is, therefore, reflected, net of tax, as a component of accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheets as of February 29, 2004 and February 28, 2003. Our hedging activities were not material.

Note 10 - Business Segments

We segregate our business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing & Distribution segment.

The following table presents information about segment results of operations and assets for the periods indicated (in thousands):

			Fabrication,
			Manufacturing &
	ECM	E&I	Distribution	Corporate	Total
Three Months Ended February 29, 2004
Revenues from external customers	$368,320	$275,647	$47,234	$—	$691,201
Intersegment revenues	3,406	(191)	251	—	3,466
Income (loss) before income taxes	557	18,160	1,631	(16,678)	3,670
Three Months Ended February 28, 2003
Revenues from external customers	$387,009	$269,028	$64,421	$—	$720,458
Intersegment revenues	10,287	1,182	2,467	—	13,936
Income (loss) before income taxes	(21,171)	21,261	3,541	(14,570)	(10,939)
Six Months Ended February 29, 2004
Revenues from external customers	$653,499	$592,490	$94,424	$—	$1,340,413
Intersegment revenues	4,359	263	932	—	5,554
Income (loss) before income taxes	(53,659)	38,009	1,040	(56,550)	(71,160)
Six Months Ended February 28, 2003
Revenues from external customers	$1,001,430	$574,707	$141,227	$—	$1,717,364
Intersegment revenues	20,027	3,334	6,226	—	29,587
Income (loss) before income taxes	(7,513)	44,231	13,283	(32,740)	17,261

Total assets as of:
February 29, 2004	$715,890	$530,869	$265,635	$458,712	$1,971,106
August 31, 2003	739,941	550,789	274,512	465,533	2,030,755

Segment income (loss) before income taxes does not include any Corporate management charges. Corporate management charges to segments were $13.6 million and $27.5 million and $12.8 million and $23.0 million for the three and six months ended February 29, 2004 and February 28, 2003, respectively. In fiscal 2003, Corporate began allocating certain depreciation to its segments; however, such assets remain at the Corporate level. The total depreciation allocated is as follows (in thousands):

			Fabrication,
			Manufacturing
			&
	ECM	E&I	Distribution	Corporate	Total
Three Months Ended February 29, 2004	$951	$214	$62	$(1,227)	$—
Three Months Ended February 28, 2003	3,052	11	—	(3,063)	—

Six Months Ended February 29, 2004	$1,902	$428	$124	$(2,454)	$—
Six Months Ended February 28, 2003	6,104	22	—	(6,126)	—

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

	February 29,	August 31,
	2004	2003
Total segment assets	$1,971,106	$2,030,775
Elimination of intercompany receivables	(6,263)	(13,385)
Income tax entries not allocated to segments	(42,360)	(33,277)
Other consolidation adjustments and eliminations	851	2,002

Total consolidated assets	$1,923,334	$1,986,115

Note 11 - Earnings (Loss) Per Common Share

Computations of basic and diluted earnings (loss) per share are presented below (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
BASIC:
Income (loss) available to common shareholders	$2,197	$(7,872)	$(47,395)	$8,581

Weighted average common shares	60,797	37,741	53,464	38,081

Basic earnings (loss) per common share	$0.04	$(0.21)	$(0.89)	$0.23

DILUTIVE:
Income (loss) available to common shareholders	$2,197	$(7,872)	$(47,395)	$8,581
Interest on convertible debt, net of taxes	—	—	—	—

Income (loss) for diluted computation	$2,197	$(7,872)	$(47,395)	$8,581

Weighted average common shares (basic)	60,797	37,741	53,464	38,081
Effect of dilutive securities:
Stock options	482	—	—	426
Restricted stock	474	—	—	—
Convertible debt	—	—	—	—

Adjusted weighted average common shares and assumed conversions	61,753	37,741	53,464	38,507

Diluted earnings (loss) per common share	$0.04	$(0.21)	$(0.89)	$0.22

Weighted-average incremental shares that were excluded from the calculation of diluted income (loss) per share because they were antidilutive follow (in thousands):

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
Weighted-average incremental shares:
Stock options	3,658	4,800	5,211	3,500
Restricted stock	—	—	366	—
LYONs convertible debt	705	6,556	1,747	6,556

On April 2, 2004, we filed a Schedule TO (Tender Offer) with the Securities and Exchange Commission offering to repurchase any or all outstanding LYONs that are submitted to us for purchase by the holders on May 1, 2004 (see Note 16).

Note 12 - Claims on Major Projects

We include in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, claims representing the estimated recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount that such additional revenues can be reliably estimated. Summarized below is a discussion of claims on major projects as of February 29, 2004.

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

In May 2003, after extensive negotiations with NEG’s project entities, NEG, and their lenders, all parties reached a definitive agreement for settlement of claims related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target price for both projects by a total of $65.0 million, termination of the target priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts, dismissal of pending legal proceedings, our release of claims based on existing change orders and the incurrence of other additional costs, and extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. NEG paid us $32.5 million in May 2003, as a result of this settlement and required us to post a letter of credit in their favor for the same amount which was assigned by them to their lenders.

During fiscal 2003, we recognized a loss of $42.8 million (which includes a $30.0 million loss recorded in the second quarter of 2003) on these two projects, $33.1 million of which was reversal of profit recognized prior to fiscal 2003.

For the first quarter ended November 30, 2003, we recorded an additional loss on these two projects of $39.3 million ($4.8 million of which was reversal of profit recognized prior to fiscal 2004). Approximately $34.5 million represents actual and estimated increased costs to complete the Covert project primarily due to the failure of installed equipment, required rework and vendor and subcontractor delays. The $39.3 million loss was net of additional expected claims recovery of approximately $1.2 million.

During the first quarter of fiscal 2004, we notified the owner of substantial completion on two of the three power island units on Covert and communicated that the remaining unit would achieve substantial completion in January 2004. We also communicated that the total facility would achieve substantial completion in February 2004. We notified the owner of substantial completion on the Harquahala facility on December 24, 2003.

While we previously demonstrated substantial completion on all six units, the owners did not accept our various unit and facility completion dates and continued to assess liquidated damages. The owner accepted substantial completion on the six units on both projects, but has not accepted facility completion on either project, and continues to assess liquidated damages on both projects. We firmly disagree with this position and believe we will ultimately prevail on this issue. We estimate the owners will claim approximately $53.1 million in liquidated damages in total on the two projects, although the assessment could be higher. As of February 29, 2004, the owners have withheld $35.7 million from milestone payments due us as an offset to their assessment of liquidated damages. On March 29, 2004, we filed liens against both projects and expect to initiate arbitration regarding our claims.

On February 20, 2004, we were notified by the lenders of the Harguahala project of their intention to draw $18.7 million under the existing $32.5 million letter of credit for assessed liquidated damages. We sought an injunction in the Supreme Court of the State of New York to preclude them from drawing under the letter of credit and as a result of these legal proceedings, the lenders have agreed not to draw on the letter of credit unless they are successful in arbitration on the underlying claims. We have commenced arbitration which is expected to conclude in approximately eighteen months.

Based on our evaluation and advice of legal counsel, we believe we have defenses to the owners’ claims of liquidated damages. We intend to vigorously contest the assessment. Additionally, we believe the delays were primarily caused by our vendors, subcontractors and equipment manufacturers from whom we may collect delay and related damages and we are pursuing these actions. For these reasons, our revenue and cost estimates reflect our expectation that we will not incur liquidated damages in excess of amounts we believe would be recoverable from others. However, there can be no assurance that delay damages will not have to be paid. If we are required to pay the owners delay damages that we cannot recover from subcontractors, vendors or equipment manufacturers, that amount will be recorded as a loss.

Unrelated to the claims for delay damages discussed above, we have recorded approximately $34.4 million in claims receivable from the owners, vendors, subcontractors, equipment manufacturers and insurance. Based on our evaluation of the contractual terms, our claims documentation, and the advice of legal counsel, we believe we have a strong basis for these claims (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; but we have only recorded a claim receivable for the portion that we estimate will ultimately be collected. Recovery of the claims is dependent upon our negotiations, arbitration and litigation with the owners and their lenders, several subcontractors, vendors and equipment manufacturers. Due to the uncertainties surrounding litigation or arbitration of this nature, we cannot provide assurances to you as to the outcome of these claims or their collectibility.

If we collect amounts different than the amounts that we have recorded as claims receivable of $34.4 million, that difference will be recognized as income or loss. Timing of collection is uncertain at this time, but is not expected in the next twelve months unless a settlement occurs or the disputes are resolved through the dispute resolution process pursuant to the contract.

The following table summarizes contract amounts due from the owners and claims recorded on these projects, excluding claims related to liquidated damages (in millions):

Amounts due from the owners:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$50.7
Milestones unbilled at February 29, 2004	2.2
Claims for additional costs incurred	7.9

Total amounts receivable from the owners	60.8
Claims receivable from subcontractors and others(1)	26.5

Total amounts receivable, excluding amounts related to liquidated damages	$87.3

(1)	Claims from subcontractors and others were reduced in March 2004 as we drew $25.6 million on a letter of credit posted by the turbine manufacturer on the Covert project (see discussion below).

The above amounts are recorded in the following balance sheet accounts at February 29, 2004 (in millions):

Accounts receivable	$18.0
Costs and estimated earnings in excess of billings on uncompleted contracts including claims	69.3

Total current assets	$87.3

In March 2004, we drew the entire amount available under a letter of credit posted by the turbine manufacturer on the Covert project for $25.6 million. The turbine manufacturer disputes the draw under the letter of credit and has initiated arbitration. We believe we will prevail in this matter and believe the draw under the letter of credit is in accordance with the terms of the contract. The turbine manufacturer has also filed a demand for arbitration for approximately $2.7 million in alleged unpaid technical assistance services.

In addition, the owners of the two projects have asserted that we are required, under the terms of the contract, to post a conditional letter of credit of approximately $43.1 million for basic warranty work needed subsequent to facility acceptance of the two projects. Until all outstanding disputes are resolved, we do not intend to post a letter of credit.

Although NEG, the parent of the project entities, filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings and we do not believe NEG’s current financial position will negatively impact future payments to us related to these projects.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot assure you as to the timing or outcome of these negotiations or results of litigation. In addition, we hold liens against the projects in connection with our claims under the contract. We cannot provide assurances to you of the value of such liens or our ability to execute on such liens in a timely manner.

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

We were unable to resolve our claims with AES through the dispute resolution process called for in the contract with respect to a force majeure claim we made resulting from the fire and other change orders. On November 5, 2002, we filed suit against AES in the District Court of Hood County, Texas for breach of contract. On May 9, 2003, we added Parsons as a defendant and expanded the complaint to include claims related to misrepresentation. In June 2003, the AES Corporation was also added as a defendant. This case is currently scheduled for a jury trial in March 2005. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of February 29, 2004, there have been no significant changes with regard to this project when compared to August 31, 2003.

In excess of the original $99.0 million contract price, we have recorded claims receivable from AES of $25.4 million for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims. In addition, we have recorded receivables of approximately $7.2 million ($3.5 million of which we have collected) that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors. The $3.5 million includes a $1.5 million draw under a letter of credit posted by Parsons for liquidated damages assessed by us. Parsons disputes our claims and has filed a counterclaim alleging payments due of $1.9 million and the return of the $1.5 million letter of credit draw.

Of the original $99.0 million contract price, AES has not paid $21.5 million of billed milestones and $7.1 million of retention. In addition, $13.6 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur during our third fiscal quarter of 2004. Under the terms of the EPC contract, AES, at its option, may pay up to $27.7 million of the contract price in subordinated notes or cash. The subordinated notes, $14.7 million of which we consider as issued as of August 31, 2003 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. There have been no additional milestone billings on this project for the six months ended February 29, 2004. We expect that substantially all of the remaining unbilled milestone amounts will be paid with subordinated notes. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million. In August and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws which remained outstanding as of February 29, 2004. We recorded revenue of $43.1 million and a loss of $2.3 million from this contract for the year ended August 31, 2003. For the three and six months ended February 29, 2004, no gross margin has been recorded from this contract.

The following table summarizes contract amounts due from AES and claims recorded on the project (in millions):

Amounts due from AES:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$21.5
Subordinated Notes Receivable from AES	14.7
Retention receivable	7.1
Milestones unbilled at February 29, 2004 (to be billed upon completion of final testing and final acceptance)(1)	13.6

Total contractual amounts due from AES	56.9
Reimbursement of letter of credit draws	28.0
Claims for additional costs incurred	25.4

Total amounts receivable from AES	110.3
Claims receivable from subcontractors and others	3.7

Total amounts receivable, excluding amounts related to liquidated damages described below	$114.0

(1)	Of the total milestones unbilled at February 29, 2004, $13.0 million could be paid by AES in Subordinated Notes.

The above amounts are all recorded in costs and estimated earnings in excess of billings on uncompleted contracts including claims on the condensed consolidated balance sheet at February 29, 2004.

If we collect amounts different than the amounts that we have recorded as receivables from AES of $110.3 million or if we collect amounts different than the amounts receivable from subcontractors and others of $3.7 million, the difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage of completion and other delays caused by AES, subcontractors and vendors, we recognized a reduction of revenue of approximately $4.3 million of liquidated damages billed to us in the fourth quarter of fiscal 2003. Of the remaining $35.7 million of liquidated damages, we have excluded $17.8 million from our cost estimates and we have recorded recoveries of approximately $17.9 million from subcontractors and vendors, including the turbine manufacturer. In the first quarter of fiscal 2004, we drew down $15.0 million from a letter of credit posted by the turbine manufacturer. The turbine manufacturer disputes the letter of credit draw and has initiated arbitration through a counterclaim for the return of the $15.0 million letter of credit draw and has asserted additional claims of $12.7 million for equipment, parts and services allegedly provided.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project:

Amount of liquidated damages that have been included in costs	$4.3
Amounts related to liquidated damages that have been excluded from our recorded costs:
Liquidated damages relief from AES	17.8
Liquidated damages to be reimbursed by subcontractors and vendors	17.9

35.7

Total liquidated damages assessed by AES	$40.0

If we are required to pay liquidated damages to AES of more than the $8.0 million that we recorded in the fourth quarter of fiscal 2003 and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as a loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot assure you as to the timing or outcome of these negotiations or results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the notes. We also filed a lien against the project in connection with our claims under the contract. We cannot provide assurances to you of the value of such lien or our ability to execute on such lien in a timely manner.

Accounts Receivable

In addition to claims on major projects, accounts receivable on the accompanying consolidated balance sheets as of February 29, 2004 and August 31, 2003 included the following:

	February 29,	August 31,
	2004	2003
Amounts included in accounts receivable (in thousands):
Unbilled accounts receivable	$13,990	$25,546
Retainage	27,366	40,271

Unbilled accounts receivables become billable according to the contract terms which vary significantly but usually consider the passage of time, achievement of certain milestones or completion of the project. We believe that substantially all such unbilled amounts will be billed and collected over the next twelve months. Retainage represents amounts that are typically withheld from progress billings by our customers until the completion of a project and, in some instances, for even longer periods. Retainage may also be subject to specific restriction conditions such as performance or fulfillment guarantees (see Note 15).

Note 13 - Assets Held for Sale

During the second quarter of fiscal 2004, we began actively marketing for sale two fabrication facilities in an effort to consolidate operations and reduce costs within our Fabrication, Manufacturing & Distribution segment. The operations of these two facilities have been absorbed by other fabrication facilities with no expected impact to revenue or gross margin. In addition, we also began actively marketing for sale certain investment real estate property.

The total carrying value of these assets held for sale is approximately $6.3 million which is included in prepaid expenses and other current assets on the accompanying condensed balance sheet as of February 29, 2004. No gain or loss has been recognized for the three and six months ended February 29, 2004 as the estimated fair value less costs to sell of each property exceeds its carrying value.

Note 14 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the period ending after March 15, 2004 (May 31, 2004 for us). There was no impact to our consolidated financial statements as of February 29, 2004 and for the three and six months ended February 29, 2004 for entities created after January 31, 2003.

Common in the engineering, procurement and construction industries, we enter into joint ventures and limited partnerships which are generally created to conduct operating activities on our behalf as well as other third parties. As of February 29, 2004, we have investments and advances to approximately 65 unconsolidated entities. The ownership interest and terms of each joint venture and limited partnership agreement are different but may include financing from third party lenders and committed funding level requirements. In addition, we may be the managing partner for some of these entities where we may have the ability to exercise significant influence over operating and financial policies. We continue to evaluate the applicability of FIN 46 to these joint ventures and limited partnerships created prior to January 31, 2003; however, we have not yet finalized our analysis of each unconsolidated entity at this time.

Note 15 - Contingencies and Commitments

Guarantees

In the ordinary course of business, our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to the letters of credit. At February 29, 2004, the amount of outstanding letters of credit was approximately $206.8 million.

During the six months ended February 29, 2004, we were required to reimburse our lenders $14.1 million for draws under these letters of credit. No reimbursements were made for the three months ended February 29, 2004 and for the three and six months ended February 28, 2003.

On a limited basis, performance assurances are extended to customers, primarily in our power and process divisions within our ECM segment, which guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, our maximum potential exposure would be the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project would exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

We also provide financial guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet. At February 29, 2004, we had guaranteed approximately $8.0 million of bank debt or letters of credit and $49.3 million of performance bonds with respect to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of February 29, 2004.

In January 2003, our subsidiary, Stone & Webster, Inc., we were awarded a subcontract to perform engineering services for a company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer for total consideration of approximately $2 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract. That guaranty, by its terms, may be assigned by the Related Company to its client. We also entered into an indemnification and fee agreement between us and the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies, but totals approximately $0.8 million over the 20-year term. Although we believe the probability we will have to make any payments under the guaranty agreement is remote, FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires us to recognize on our consolidated balance sheet a liability for such a guarantee and to disclose certain information, even though the likelihood of our having to make payments thereunder is remote. The guaranty is recorded at its fair value which we believe is $0.3 million. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. Although we believe that we will not be required to make any payments under the guaranty agreement, we believe that the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13 million over the 20-year term of the contract.

Other

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes and claims for personal injury or property damage that occur in connection with our business. Such contractual disputes normally involve claims against us relating to the performance of equipment, design or other engineering services and project construction services. Although the outcome of such legal proceedings cannot be predicted and no assurances can be provided, we believe that, based upon information currently available, the likelihood of an adverse determination in the now pending legal proceedings is remote, and are not expected to have a material adverse effect on our financial position or results of operations either individually or in the aggregate. However, we cannot guarantee such a result.

Note 16 - Subsequent Events

On April 2, 2004, we filed a Schedule TO (Tender Offer) with the Securities and Exchange Commission offering to purchase any or all of the outstanding LYONs that are submitted to us for purchase by the holders thereof. As of April 1, 2004, there was $85.0 million aggregate principal amount at maturity of LYONs outstanding, with an aggregate accreted value as of that date of approximately $58.0 million. We plan to fund the purchases of the tendered LYONs on May 1, 2004 using cash on hand. Depending on the amount of cash necessary to fund the repurhcases of LYONs, we may seek additional sources to fund the repurchases, including accessing the capital markets and, to the extent permitted under its terms, borrowings under our revolving credit facility, which would require the consent of our lenders.

Note 17 - Unaudited Condensed Consolidating Financial Information

The following presents unaudited condensed consolidating financial information with respect to our financial position as of February 29, 2004 and August 31, 2003 and the results of our operations for the three and six months ended February 29, 2004 and February 28, 2003 and cash flows for the six months ended February 29, 2004 and February 28, 2003.

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of February 29, 2004
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$395,629	$493,526	$182,504	$(32,111)	$1,039,548
Investment in unconsolidated entities including joint ventures	738,190	42,132	13,476	(753,846)	39,952
Intercompany balances	—	—	—	—	—
Property and equipment	34,936	106,012	13,897	(1,319)	153,526
Goodwill	—	492,905	35,411	—	528,316
Other assets	43,002	111,420	7,570	—	161,992

Total Assets	$1,211,757	$1,245,995	$252,858	$(787,276)	$1,923,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$110,549	$598,293	$137,107	$(33,430)	$812,519
Long-term debt and capital leases	251,097	446	267	—	251,810
Intercompany long-term debt	—	—	—	—	—
Other liabilities	11,364	(7,264)	16,158	—	20,258

Total Liabilities	373,010	591,475	153,532	(33,430)	1,084,587
Total Shareholders’ Equity	838,747	654,520	99,326	(753,846)	838,747

Total Liabilities & Shareholders’ Equity	$1,211,757	$1,245,995	$252,858	$(787,276)	$1,923,334

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2003
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$357,956	$579,732	$190,398	$(13,723)	$1,114,363
Investment unconsolidated entities including and joint ventures	779,872	38,752	13,215	(798,666)	33,173
Intercompany balances	—	—	—	—	—
Property and equipment	60,387	110,999	14,266	(1,322)	184,330
Goodwill	—	485,565	25,811	—	511,376
Other assets	45,186	85,390	12,297	—	142,873

Total Assets	$1,243,401	$1,300,438	$255,987	$(813,711)	$1,986,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$316,877	$577,065	$149,218	$(15,045)	$1,028,115
Long-term debt and capital leases	251,019	628	98	—	251,745
Intercompany long-term debt	—	—	—	—	—
Other liabilities	13,215	17,011	13,739	—	43,965

Total Liabilities	581,111	594,704	163,055	(15,045)	1,323,825
Total Shareholders’ Equity	662,290	705,734	92,932	(798,666)	662,290

Total Liabilities & Shareholders’ Equity	$1,243,401	$1,300,438	$255,987	$(813,711)	$1,986,115

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended February 29, 2004
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$632,848	$67,747	$(9,394)	$691,201
Cost of revenues	—	584,599	55,627	(9,233)	630,993

Gross profit	—	48,249	12,120	(161)	60,208
General and administrative expenses	7,811	32,232	5,507	(161)	45,389

Operating income (loss)	(7,811)	16,017	6,613	—	14,819

Other (expenses) and income	7,807	(16,590)	(2,366)	—	(11,149)
Equity in earnings (losses) of subsidiaries	2,197	(4,931)	—	2,734	—

Income (loss) before income taxes and earnings (losses) from unconsolidated entities	2,193	(5,504)	4,247	2,734	3,670
Provision (benefit) for income taxes	6	2,024	(833)	—	1,197

Income (loss) before earnings (losses) from unconsolidated entities	2,187	(7,528)	5,080	2,734	2,473
Earnings (losses) from unconsolidated entities, net of taxes	10	745	(1,031)	—	(276)

Net income (loss)	$2,197	$(6,783)	$4,049	$2,734	$2,197

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended February 28, 2003
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$631,242	$90,149	$(933)	$720,458
Cost of revenues	—	603,160	76,378	(933)	678,605

Gross profit	—	28,082	13,771	—	41,853
General and administrative expenses	10,552	31,021	7,657	—	49,230

Operating income (loss)	(10,552)	(2,939)	6,114	—	(7,377)

Other (expenses) and income	12,912	(16,806)	332	—	(3,562)
Equity in earnings (losses) of subsidiaries	(7,872)	119	—	7,753	—

Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(5,512)	(19,626)	6,446	7,753	(10,939)
Provision (benefit) for income taxes	803	(6,822)	1,563	—	(4,456)

Income (loss) before earnings (losses) from unconsolidated entities	(6,315)	(12,804)	4,883	7,753	(6,483)
Earnings (losses) from unconsolidated entities, net of taxes	(1,557)	(4)	172	—	(1,389)

Net income (loss)	$(7,872)	$(12,808)	$5,055	$7,753	$(7,872)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended February 29, 2004
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$1,219,663	$140,319	$(19,569)	$1,340,413
Cost of revenues	—	1,167,054	120,707	(19,408)	1,268,353

Gross profit	—	52,609	19,612	(161)	72,060
General and administrative expenses	36,570	70,402	11,340	(161)	118,151

Operating income (loss)	(36,570)	(17,793)	8,272	—	(46,091)

Other (expenses) and income	36,541	(54,594)	(4,531)	(2,485)	(25,069)
Equity in earnings (losses) of subsidiaries	(47,395)	(1,994)	—	49,389	—

Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(47,424)	(74,381)	3,741	46,904	(71,160)
Provision (benefit) for income taxes	34	(22,503)	(1,013)	—	(23,482)

Income (loss) before earnings (losses) from unconsolidated entities	(47,458)	(51,878)	4,754	46,904	(47,678)
Earnings (losses) from unconsolidated entities, net of taxes	63	1,538	(1,318)	—	283

Net income (loss)	$(47,395)	$(50,340)	$3,436	$46,904	$(47,395)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended February 28, 2003
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$1,538,845	$180,672	$(2,153)	$1,717,364
Cost of revenues	—	1,441,721	153,517	(2,153)	1,593,085

Gross profit	—	97,124	27,155	—	124,279
General and administrative expenses	24,254	59,048	15,820	—	99,122

Operating income (loss)	(24,254)	38,076	11,335	—	25,157

Other (expenses) and income	28,950	(37,311)	465	—	(7,896)
Equity in earnings (losses) of subsidiaries	8,581	(50)	—	(8,531)	—

Income before income taxes and earnings (losses) from unconsolidated entities	13,277	715	11,800	(8,531)	17,261
Provision for income taxes	1,644	621	3,431	—	5,696

Income before earnings (losses) from unconsolidated entities	11,633	94	8,369	(8,531)	11,565
Earnings (losses) from unconsolidated entities, net of taxes	(3,052)	(4)	72	—	(2,984)

Net income (loss)	$8,581	$90	$8,441	$(8,531)	$8,581

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended February 29, 2004
(Unaudited)
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(16,205)	$(47,853)	$(15,416)	$—	$(79,474)

Cash flows from investing activities:
Purchases of property and equipment	(4,487)	(5,899)	(613)	—	(10,999)
Purchases of businesses, net of cash received	—	(21,540)	—	—	(21,540)
Receipts from (advances to) unconsolidated entities, net	27	(231)	(1,377)	—	(1,581)
Deposits in escrowed cash for repurchase of LYONs	(23,229)	—	—	—	(23,229)
Withdrawals from project-related escrowed cash	—	—	58,035	—	58,035
Maturities of marketable securities held to maturity	5,096	—	—	—	5,096

Net cash provided by (used in) investing activities	(22,593)	(27,670)	56,045	—	5,782

Cash flows from financing activities:
(Repayment of) proceeds from debt and capital leases	(215,792)	(2,160)	(1,285)	—	(219,237)
Net proceeds (payments), on revolving credit agreements	—	—	2,337	—	2,337
Changes in intercompany debt, receivables and payables	(39,819)	77,700	(37,881)	—	—
Issuance of common stock	217,526	—	—	—	217,526

Net cash provided by (used in) financing activities	(38,085)	75,540	(36,829)	—	626
Effects of foreign exchange rate changes on cash	—	—	627	—	627

Net increase (decrease) in cash and cash equivalents	(76,883)	17	4,427	—	(72,439)
Cash and cash equivalents - beginning of period	97,145	34,603	48,102	—	179,850

Cash and cash equivalents - end of period	$20,262	$34,620	$52,529	$—	$107,411

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended February 28, 2003
(Unaudited)
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,510)	$(278,408)	$140,712	$—	$(141,206)

Cash flows from investing activities:
Purchases of property and equipment	(5,262)	(10,147)	(1,206)	—	(16,615)
Purchases of businesses, net of cash received	—	(1,200)	—	—	(1,200)
Receipts from (advances to) unconsolidated entities, net	415	—	—	—	415
Proceeds from sale of assets	—	1,081	1,867	—	2,948
Proceeds from sale of securities	175	—	—	—	175
Purchases of marketable securities held to maturity	(94,190)	—	—	—	(94,190)
Maturities of marketable securities held to maturity	91,058	—	—	—	91,058

Net cash used in investing activities	(7,804)	(10,266)	661	—	(17,409)

Cash flows from financing activities:
Purchase of treasury stock	(47,837)	—	—	—	(47,837)
(Repayment of) proceeds from debt and capital leases	(1,925)	834	(96)	—	(1,187)
Net borrowings (repayments) on revolving credit agreements	—	—	(1,052)	—	(1,052)
Changes in intercompany debt, receivables and payables	(154,039)	302,380	(148,341)	—	—
Issuance of common stock	301	—	—	—	301

Net cash provided by (used in) financing activities	(203,500)	303,214	(149,489)	—	(49,775)
Effects of foreign exchange rate changes on cash	—	—	519	—	519

Net increase (decrease) in cash and cash equivalents	(214,814)	14,540	(7,597)	—	(207,871)
Cash and cash equivalents - beginning of period	361,213	21,139	19,412	—	401,764

Cash and cash equivalents - end of period	$146,399	$35,679	$11,815	$—	$193,893

PART I — FINANCIAL INFORMATION

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of February 29, 2004 and August 31, 2003, and the results of their operations for the three month and six month periods ended February 29, 2004 and February 28, 2003, and should be read in conjunction with (i) the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 filed with the Securities and Exchange Commission on November 12, 2003.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	cyclical changes in demand for our products and services;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group transactions;

•	our ability to successfully identify, integrate and complete acquisitions;

•	delays or difficulties related to our significant Engineering, Procurement and Construction projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	our dependence on subcontractors and equipment manufacturers;

•	the failure to meet schedule or performance requirements of our contracts;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	our ability to fund our remaining repurchase obligations under the LYONs on the initial put date of May 1, 2004;

•	our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and Credit Facility;

•	any non-compliance with the covenants in our Credit Facility, indenture relating to our Senior Notes and bond indemnity agreements and our ability to obtain waivers and/or amendments;

•	our ability to collateralize letters of credit upon non-compliance with covenants in our credit facility;

•	covenants in our Credit Facility, indenture relating to our Senior Notes and bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our liquidity position;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	the effect of our percentage-of-completion accounting policies;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	the cyclical nature of the individual markets in which our customers operate;

•	changes in the political and economic conditions of the countries in which we operate;

•	currency fluctuations;

•	our dependence on one or a few significant customers;

•	potential professional liability, product liability, warranty and other potential claims;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	changes in environmental laws and regulations;

•	limitation or expiration of the Price Anderson Act’s nuclear contractor indemnification authority;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	our failure to attract and retain qualified personnel;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	a determination to write-off a significant amount of intangible assets acquired through acquisitions or long-lived assets;

•	various legal, regulatory and litigation risks;

•	work stoppages and other labor problems;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology; and

•	our ability to retain key members of our management.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003, as well as the other reports and registration statements filed by us with Securities and Exchange Commission and on our website under “Forward Looking Statements.” These documents are available from the Securities and Exchange

Commission (the “SEC”) or from our Investor Relations Department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

General

We are a global provider of comprehensive services to the power, process, and environmental and infrastructure industries. We are a vertically-integrated provider of comprehensive engineering, procurement, pipe fabrication, construction and maintenance services to the power and process industries. We also provide services to the environmental, infrastructure and homeland security markets, including consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions including the Stone & Webster Incorporated transaction in late fiscal 2000 and the IT Group Inc. transaction in fiscal 2002. Our fiscal 2003 revenues were approximately $3.3 billion and our backlog at February 29, 2004 was approximately $5.5 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 17,000 people.

We segregate our business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing & Distribution segment.

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

Fabrication, Manufacturing & Distribution

The Fabrication, Manufacturing & Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants. This segment also manufactures and distributes specialty stainless, alloy and carbon steel pipe fittings.

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

Critical Accounting Policies

Item 7 included in Part II of Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on November 12, 2003 for the fiscal year ended August 31, 2003 presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgement and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements in Item 8 of Part II of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 filed with the Securities and Exchange Commission on November 12, 2003.

Summary of the Results of Operations

The following table presents, for the periods indicated, summary income and expense items as a percentage of revenues:

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	91.3	94.2	94.6	92.8

Gross profit	8.7	5.8	5.4	7.2
General and administrative expenses	6.6	6.8	8.8	5.7

Operating income (loss)	2.1	(1.0)	(3.4)	1.5
Interest expense	(1.3)	(0.8)	(1.5)	(0.7)
Interest income	0.1	0.3	0.1	0.2
Loss on LYONs repurchase	—	—	(0.1)	—
Foreign currency transaction loss, net	(0.4)	—	(0.3)	—
Other expense, net	—	—	(0.1)	—

	(1.6)	(0.5)	(1.9)	(0.5)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	0.5	(1.5)	(5.3)	1.0
Provision for income taxes	(0.2)	(0.6)	(1.8)	0.3

Income (loss) before earnings (losses) from unconsolidated entities	0.3	(0.9)	(3.5)	0.7
Earnings (losses) from unconsolidated entities	—	(0.2)	—	(0.2)

Net income (loss)	0.3%	(1.1)%	(3.5)%	0.5%

The following table presents, for the periods indicated, summary revenues, gross profit (loss) and gross profit (loss) percentages:

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
Revenue:
ECM	$368.3	$387.0	$653.5	$1,001.4
E&I	275.7	269.0	592.5	574.7
Fabrication, Manufacturing & Distribution	47.2	64.5	94.4	141.3

Total revenue	$691.2	$720.5	$1,340.4	$1,717.4

Gross profit (loss):
ECM	$17.5	$(1.8)	$(19.3)	$32.2
E&I	35.6	31.8	79.0	63.7
Fabrication, Manufacturing & Distribution	7.1	11.9	12.4	28.4

Total gross profit (loss)	$60.2	$41.9	$72.1	$124.3

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2004	2003	2004	2003
Gross profit (loss) percentage:
ECM	4.8%	(0.1)%	(2.6)%	3.2%
E&I	12.9	11.8	13.3	11.1
Fabrication, Manufacturing & Distribution	15.1	18.5	13.1	20.1

Total gross profit (loss) percentage	8.7%	5.8%	5.4%	7.2%

A substantial portion of our revenue and profit, particularly for the ECM and E&I segments, is derived from engineering, procurement and construction projects. Some of these projects may span several years from start to finish. We recognize revenue and margin for these contracts on the percentage-of-completion method which requires estimates of the total revenue and total costs at completion as well as the progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. Therefore, our discussion of results includes descriptions of significant changes in major projects and their impact on our results.

During the three and six months ended February 29, 2004, revenues from our ECM and Fabrication, Manufacturing & Distribution segments continued to reflect a previous decline in the demand for services in the domestic power and process industries which has resulted in an overall decline in new awards to build domestic power plants; however, we have experienced an increase in backlog from new awards in the power generation industry of approximately $328.4 million and process industries of approximately $180.1 million for the six months ended February 29, 2004. Revenue increases in our E&I segment nominally offset the decrease in revenue from our ECM and Fabrication, Manufacturing segments and reflects consistent demand for our environmental services to our commercial customers in the first and second quarters of 2004. In addition, prolonged delays with two EPC projects in our ECM segment have had a negative impact on our gross margin and operating results.

We recognized net income of $2.2 million for the three months ended February 29, 2004 as compared to a net loss of $7.9 million for the three months ended February 28, 2003. In the first quarter of fiscal 2004, we recorded a pre-tax charge of approximately $39.3 million ($26.3 million, net of tax) related to revised estimated total project costs on two EPC projects. In addition, for the three and six months ended February 29, 2003, we recognized a pre-tax charge of approximately $30.0 million on these projects (see Note 12 of the notes to our condensed consolidated financial statements). Contributing to our net loss of $47.4 million for the six months ended February 29, 2004, compared to net income of $8.6 million for the six months ended February 28, 2003, is a $29.4 million pre-tax charge ($19.7 million, net of tax) of additional amortization related to the acceleration of amortization of certain software assets that were replaced during the first quarter of fiscal 2004 (see Note 5 of the notes to our condensed consolidated financial statements). This $29.4 million of additional amortization is reflected in general and administrative expenses on the accompanying condensed statement of operations for the six months ended February 29, 2004. Excluding the first quarter of fiscal 2004 pre-tax charges described above of $68.7 million ($46.0 million, net of tax) and the second quarter of fiscal 2003 pre-tax charge of $30.0 million ($20.1 million, net of tax), net income (loss) would have been a net loss of $1.4 million for the six months ended February 29, 2004 as compared to net income of $28.7 million for the six months ended February 28, 2003 primarily attributable to increased interest expense of $8.1 million related to the Senior Notes, a reduction in interest income of $2.8 million, and the impact of foreign currency transaction losses of $4.3 million for the six months ended February 29, 2004 as compared to the six months ended February 28, 2003.

Our cash position for the six months ended February 29, 2004 decreased $72.4 million resulting in cash and cash equivalents of $107.4 million as of February 29, 2004. During the six months ended February 29, 2004, we continued to use cash to fund our operations which included additional project costs on the two EPC projects discussed above (see Note 12 of the notes to our condensed consolidated financial statements). Investing activities during the six months ended February 29, 2004 included the purchase of businesses, including the Shaw EDS acquisition with a cash purchase price (net of cash received) of approximately $18.2 million (see Note 4 of the notes to our condensed consolidated financial statements), as well as other acquisitions for $3.3 million in cash.

Cash used in operations and investing activities was offset by an increase in cash from financing activities with the issuance of 23 million shares of common stock for net proceeds of $217.5 million in the first quarter of fiscal 2004. The proceeds of the common stock issuance were used to repurchase a portion of our outstanding LYONs debt for a cost of $194.7 million (see Note 8 of the notes to our condensed consolidated financial statements) with the remainder held in escrow for the purchase of any remaining LYONs submitted by the holders for repurchase by us as of May 1, 2004.

Our revenues by industry sector were as follows:

	Three Months Ended
	February 29 and 28,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$275.7	40%	$269.0	37%
Power Generation	266.2	38	319.2	45
Process Industries	123.2	18	107.7	15
Other Industries	26.1	4	24.6	3

	$691.2	100%	$720.5	100%

	Six Months Ended
	February 29 and 28,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$592.5	44%	$574.7	33%
Power Generation	462.4	35	890.9	52
Process Industries	244.4	18	180.7	11
Other Industries	41.1	3	71.1	4

	$1,340.4	100%	$1,717.4	100%

The $29.3 million or 4.1% decrease in total revenue for the three months ended February 29, 2004 as compared to the three months ended February 28, 2003 and the $377.0 million or 22.0% decrease in total revenue for the six months ended February 29, 2004 as compared to the six months ended February 28, 2003 are primarily attributable to the continued decline in the domestic market for construction of new power plants which has had a pervasive negative impact on our ECM and Fabrication, Manufacturing & Distribution segment revenues partially offset by increases in revenue from services to the process industries, nuclear maintenance activities, engineering services related to our proprietary technology and environmental and infrastructure industries. Revenue from the power generation sector was $53.0 million and $428.5 million less for the three and six months ended February 29, 2004, as compared to the three and six months ended February 28, 2003, respectively, as revenue declined upon completion of several large gas-fired power generation projects during fiscal 2003 with minimal new awards to build power plants in fiscal 2002 and fiscal 2003. The decrease in power generation revenue was partially offset by $27.6 million in new revenue generated from the recently acquired Shaw EDS acquisition (see Note 4 of the notes to our condensed consolidated financial statements) for both the three and six months ended February 29, 2004. The decrease in power generation revenue was further offset by a $15.5 million and $63.7 million increase in process revenue for the three and six months ended February 29, 2004 as compared to the three and six months ended February 28, 2003, respectively. The increase in process revenue is primarily due to increasing process maintenance activity and engineering services related to our proprietary technology including the effect of the Badger Technologies acquisition, which occurred in the third quarter of fiscal 2003. E&I segment revenue increased $6.7 million and $17.8 million for the three and six months ended February 29, 2004, as compared to the three and six months ended February 28, 2003, respectively. This increase was primarily due to demand for our environmental and infrastructure services to federal customers on international projects in Iraq and other Middle East countries. The services we provide to our customers in Iraq and other Middle East countries have created several challenges, including identifying and retaining the appropriate subcontractors, the recruiting of qualified personnel and the ability to retain them, the safety of our employees and subcontractors and the increased working capital demands.

The following tables present our revenues by geographic region:

	Three Months Ended
	February 29 and 28,
	2004		2003
Geographic Region	(In Millions)%		(In Millions)%
United States	$581.2	84%	$597.1	83%
Asia/Pacific Rim	46.4	7	59.7	8
Canada	16.2	2	23.6	4
Europe	24.3	4	28.2	3
South America and Mexico	2.3	—	3.2	1
Middle East	17.8	3	2.3	—
Other	3.0	—	6.4	1

	$691.2	100%	$720.5	100%

	Six Months Ended
	February 29 and 28,
	2004		2003
Geographic Region	(In Millions)%		(In Millions)%
United States	$1,132.6	85%	$1,471.3	86%
Asia/Pacific Rim	84.9	6	107.9	6
Canada	36.8	3	63.9	3
Europe	54.9	4	50.8	3
South America and Mexico	3.6	—	9.7	1
Middle East	23.9	2	4.4	—
Other	3.7	—	9.4	1

	$1,340.4	100%	$1,717.4	100%

Revenues for projects in the United States decreased $15.9 million and $338.7 million for the three and six months ended February 29, 2004 as compared to the three and six months ended February 28, 2003, respectively, due primarily to the previously discussed decline in revenues related to the construction of power plants.

Revenues from international projects decreased $13.4 million and $38.3 million for the three and six months ended February 29, 2004 as compared to the three and six months ended February 28, 2003, respectively. The decreases are primarily due to reduced power market activity in the Asia/Pacific Rim and Canada and the completion of substantially all major equipment procurement and installation activity on an ethylene plant in China during fiscal 2003. The decrease in revenue from international projects is partially offset by an increase in revenue from the Middle East as previously discussed.

Backlog by industry sector is as follows:

	February 29,		August 31,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$3,001.1	55%	$2,783.9	59%
Power Generation	1,728.1	31	1,399.7	29
Process Industries	709.2	13	529.1	11
Other Industries	36.3	1	38.6	1

	$5,474.7	100%	$4,751.3	100%

The $723.4 million or 15.2% increase in backlog since August 31, 2003 is attributable to increased awards for services to the federal government in Iraq and other Middle East countries, new awards for maintenance work in the power generation industry and increases in awards for services to the process industries. Backlog from our E&I segment has increased due to our U.S. Government customers’ focus on environmental and infrastructure services in Iraq and other Middle East countries. Power generation backlog increased due to a new award contract for cleaner air emissions on four power plants, two new projects for engineering support services and expansion of nuclear maintenance services for an existing customer. Process industries backlog increased primarily due to a new gas desulphurization construction contract as well as various new maintenance contracts. Approximately 83% of the backlog relates to domestic projects and approximately 39% of the backlog relates to work currently anticipated to be completed during the twelve months following February 29, 2004.

Power generation backlog at February 29, 2004 does not include a $565 million fixed-price EPC contract to build a combined cycle power plant in Queens, New York. The contract was signed and announced in September 2003 and will be included in our backlog when financing is completed which is expected to occur in April 2004. As of February 29, 2004, we have incurred costs of approximately $2.8 million related to engineering and procurement for this contract for which collection of these amounts cannot be assured if financing is not completed. In addition, our backlog at February 29, 2004 does not include our $170 million target-priced EPC contract (signed and announced on March 16, 2004) to build a combined cycle power plant near Salt Lake City, Utah. We will include this project in our backlog in the third quarter of fiscal 2004.

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

The following presents a comparison of our operating results (and certain other information) for the three and six months ended February 29, 2004 as compared with the three and six months ended February 28, 2003 for our three business segments.

ECM Segment

The following tables present ECM revenues from customers in the following industry sectors:

	Three Months Ended
	February 29 and 28,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$248.7	67%	$292.2	76%
Process Industries	106.1	29	82.1	21
Other Industries	13.5	4	12.7	3

	$368.3	100%	$387.0	100%

	Six Months Ended
	February 29 and 28,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$430.6	66%	$823.9	82%
Process Industries	200.7	31	131.7	13
Other Industries	22.2	3	45.8	5

	$653.5	100%	$1,001.4	100%

The decreases of $18.7 million or 4.8% and $347.9 million or 34.7% in total segment revenue for the three and six months ended February 29, 2004 compared to the three and six months ended February 28, 2003, respectively, are due to the completion of several domestic new construction power plants, specifically the completion of gas-fired power generation projects and related power engineering and construction activity, partially offset by an increase in revenue from services to process industries and nuclear maintenance and restart projects and engineering services related to our proprietary technology resulting from the acquisition of Badger Technologies in April 2003 (see Note 4 of the notes to our condensed consolidated financial statements). In addition, power generation revenue for the three and six months ended February 29, 2004 includes $27.6 million of new revenue generated from our EDS acquisition. Because we are currently working on fewer domestic gas-fired power plant EPC projects as compared to fiscal 2003, we anticipate that the ECM segment’s revenues will continue to be less than the comparable prior year’s quarters throughout fiscal 2004. However, given the recent awards of two projects for domestic gas-fired power plants, we expect revenues will increase going into fiscal 2005.

Gross profit (loss) for the ECM segment for the six months ended February 29, 2004 includes a $39.3 million pre-tax charge related to the NEG projects in the first quarter of fiscal 2004 (see discussion below). Gross profit (loss) for the ECM segment before the charge related to the NEG projects was $20.0 million with a gross profit margin of 3.1%. The decrease in gross profit and gross profit margin percentage from the six months ended February 28, 2003 is due primarily to the reduction of estimated margins on certain contracts for the construction of new gas-fired power plants, partially offset by increases in margin on nuclear maintenance and restart projects and engineering services related to our proprietary technology. Gross profit (loss) for the first quarter of fiscal 2004 was positively impacted by increasing activity on the TVA nuclear restart project which has significantly increased activity levels subsequent to the first quarter of fiscal 2003.

Gross profit percentage was negatively impacted by the Covert and Harquahala projects (the NEG projects), due to charges taken on these projects in the six months ended February 29, 2004 and February 28, 2003. During the six months ended February 29, 2004, we recorded a $39.3 million charge ($4.8 million of which resulted from reversal of gross profit recorded prior to fiscal 2004) related to the NEG projects that negatively impacted the ECM segment’s gross profit (loss) by 6.0%. Of the $39.3 million pre-tax charge recorded in the first quarter of fiscal 2004 on the NEG projects, $34.5 million reflects an increase in actual and estimated costs at completion of the Covert project and the remainder of the increase was related to the Harquahala Project (see Note 12 of the notes to our condensed consolidated financial statements for additional discussion of the NEG projects).

Gross profit (loss) for the ECM segment for the three months and six months ended February 28, 2003 of a loss of $2.1 million and profit of $31.9 million, respectively, includes a $30.0 million charge related to the NEG projects in the second quarter of fiscal 2003 that negatively impacted gross margin by 7.8% and 3.0% as a percentage of revenue for the three and six months ended February 28, 2003.

As EPC projects that began in fiscal 2001 and early fiscal 2002 are completed and their project costs finalized, the ECM segment’s margins have been, and we expect will continue to be, positively or negatively impacted by contract completion negotiations with customers, subcontractors and vendors on such projects. We recognized $1.6 million in gross profit for the six months ended February 29, 2004 related to revised total cost estimates on a substantially completed project in Vietnam.

For the six months ended February 29, 2004, our gross profit (loss) reflects a $5.5 million reduction of our incentive fee on a target price contract to build a combined-cycle cogeneration facility near Philadelphia, Pennsylvania which resulted in a loss of $3.2 million on the project for both the three and six months ended February 29, 2004.

Gross profit for the three and six months ended February 29, 2004 was increased (cost of revenues decreased) by approximately $1.7 million and $3.0 million, respectively, for the amortization of contract (asset) liability adjustments related to contracts acquired in the Stone & Webster transaction in fiscal 2000 (see Note 5 of the notes to our condensed consolidated financial statements). Gross profit was slightly impacted by the Shaw EDS acquisition (see Note 4 of the notes to our condensed consolidated financial statements) for both the three and six months ended February 29, 2004.

Segment backlog at February 29, 2004 was approximately $2.4 billion, compared with approximately $1.9 billion at August 31, 2003, and was comprised of the following:

	February 29, 2004		August 31, 2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation
Nuclear Power	$1,080.7	45%	$1,113.7	60%
Fossil Fuel EPC	558.1	23	198.6	11
Other	48.6	2	39.9	2

Total Power Generation	1,687.4	70	1,352.2	73
Process Industries	694.3	29	504.3	27
Other Industries	12.3	1	11.8	—

Total ECM	$2,394.0	100%	$1,868.3	100%

ECM segment’s backlog has increased $525.7 million or 28.1% from August 31, 2003 due to a new award contract for cleaner air emissions on four power plants, engineering support services related to new contracts for two power plants in the Republic of Korea and the expansion of nuclear maintenance services for an existing customer. Our fossil fuel EPC backlog has increased primarily due to the cleaner air emissions contract awarded in the second quarter of fiscal 2004.

Our fossil fuel EPC backlog does not include our $565.0 million fixed-price EPC contract (signed and announced in September 2003) to build a combined cycle power plant in Queens, New York. The contract was signed and announced in September 2003 and will be included in our backlog when financing is completed which is expected to occur in April 2004. As of February 29, 2004, we have incurred costs of approximately $2.8 million related to engineering and procurement for this contract for which collection of these amounts cannot be assured if financing is not completed. In addition, our fossil fuel EPC backlog does not include our $170 million target-priced EPC contract (signed and announced on March 16, 2004) to build a combined cycle power plant near Salt Lake City, Utah. We will include this project in our backlog in the third quarter of fiscal 2004.

The $190.0 million or 38% increase in process industries backlog reflects a newly awarded gas desulphurization construction contract, a new maintenance services contract to a new customer and expanded maintenance services to be provided to existing customers.

Due to expected decreases in revenues from the power industry, we expect total revenue from the ECM segment to be lower in fiscal 2004 than in fiscal 2003. However, we would expect gross profit percentages before consideration of the impact of the loss related to the NEG projects to steadily increase over the remainder of fiscal 2004.

E&I Segment

The increases in revenues of $6.7 million or 2.5% for the three months ended February 29, 2004 as compared to the three months ended February 28, 2003 is primarily attributable to project services supporting the U.S. Government in Iraq and other Middle East countries. The increase in revenues of $17.8 million or 3.1% for the six months ended February 29, 2004 as compared to the six months ended February 28, 2003 is primarily attributable to environmental services to our commercial customers, which constituted approximately 31.6% and 33.6% of revenues for the three and six months ended February 29, 2004 as compared to 32.5% and 31.1% of revenue for the three and six months ended February 28, 2003, respectively. The revenue increases in the first quarter of fiscal 2004 for commercial customers were offset by delays in commencing projects for commercial customers in the second quarter of fiscal 2004, as well as delays imposed by severe weather conditions in the northeast. We believe the delayed starts on scheduled domestic projects for our federal customers is primarily attributable to increased focus by our federal customers on international projects in the Middle East which are mostly in the bid and proposal phase. For the three months ended February 29, 2004, we recognized $12.0 million of revenues and gross margin of $1.3 million relating to services performed in Iraq under our world-wide contracts. Additionally, we have incurred bid and proposal, business development and start-up expenses of $1.7 million and $2.9 million for the three and six months ended February 29, 2004, respectively. These expenses are associated with pursuing other opportunities for international projects in the Middle East for our federal customers and others. To date, we have won federal contract awards for unfunded projects in Iraq and other Middle East countries of approximately $1.5 billion. As of February 29, 2004, we have included $300 million in backlog based on the first year contract award of $500 million rather than the total contract award of $1.5 billion due to the recent nature of this contract award and the fact that our first task order for approximately $25 million was recently awarded on April 5, 2004.

The increase in gross profit for the three and six months ended February 29, 2004 as compared to the three and six months ended February 28, 2003 is partially attributable to a reduction in the estimated cost to complete on a major fixed price contract impacting gross profit by $3.0 million and $8.0 million for the three and six months ended February 29, 2004, respectively, a reduction in a warranty liability of approximately $2.2 million for the six months ended February 29, 2004, and collection of a previously reserved receivable of $1.4 million for the six months ended February 29, 2004. For both the three and six months ended February 29, 2004, favorable negotiations on one completed project yielded an additional $3.0 million in gross margin, and gross margin was also increased $1.5 million for a one-time reduction in an employee benefits accrual relating to a change in an employee benefits policy. Gross profit was also increased (cost of revenues decreased) by approximately $2.0 million and $4.0 million for the three and six months ended February 29, 2004, respectively, and $7.0 million and $10.1 million for the three and six months ended February 28, 2003, respectively, for the amortization of asset/liability contract fair value adjustments recorded in the IT Group transaction. In addition, gross profit was also increased (cost of revenues decreased) by approximately $1.4 million and $8.1 million for the three and six months ended February 29, 2004 for the usage of accrued loss reserves related to contracts acquired in the IT Group transaction. There was no usage of accrued loss reserves related to acquired contracts for the three and six months ended February 28, 2003.

Backlog for the E&I segment increased to $3.0 billion as of February 29, 2004 from $2.8 billion as of August 31, 2003. The increase in backlog is attributable to increased awards for services to the federal government in Iraq and other Middle East countries. We believe that E&I segment revenues will increase over the next several years as a result of a combination of factors, including market opportunities in various environmental clean-up, homeland security and infrastructure markets both domestically and internationally, including the Middle East.

We anticipate that segment revenues will increase compared to the second quarter of fiscal 2004 and gross profit percentages for fiscal 2004 will be consistent with fiscal 2003.

Fabrication, Manufacturing & Distribution Segment

The decreases in revenues of $17.3 million or 26.8% and $46.9 million or 33.2% for the three and six months ended February 29, 2004, as compared to the three and six months ended February 28, 2003, respectively, are attributable to reduced domestic demand, primarily from power generation customers, without material offsetting increases in other industry sectors. The process industry (chemical, petro-chemical and refinery) continues to comprise the majority of current quarter revenues. The reduced demand for the segment’s products and the increase in overall market competitiveness has had a negative impact on pricing and gross profit. Backlog for this segment has decreased from $99.1 million at August 31, 2003 to $79.6 million at February 29, 2004. The reduction in backlog reflects approximately $39.3 million in new contracts reduced by backlog related to work performed under existing contracts during the six months ended February 29, 2004.

As a result of the current market situation, we have decided to significantly reduce or cease production at certain smaller facilities, consolidate certain operations, and implement certain other cost savings programs for this segment. During the six months ended February 29, 2004, we were successful in consolidating certain administrative operations. Further, we have suspended operations at our facility in Venezuela due to the political situation in that country. We expect domestic demand to continue at reduced levels for fiscal 2004, though we are experiencing an increase in inquires in foreign markets for this segment. Demand is strong in the markets serviced by the segment’s unconsolidated joint ventures in Bahrain and China. The facility for the China joint venture became operational late in the second quarter of fiscal 2004. Given this market outlook, we expect revenues and gross profit levels to remain flat for the Fabrication, Manufacturing & Distribution segment over the remaining quarters in fiscal 2004.

Unconsolidated Entities

During the three and six months ended February 29, 2004, we recognized a loss of $0.3 million and earnings of $0.3 million, as compared to losses of $1.4 million and $3.0 million for the three and six months ended February 28, 2003, respectively, from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The losses in fiscal 2003 include losses related to the winding down of operations for EntergyShaw (see Note 7 of the notes to our condensed consolidated financial statements).

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses were approximately $45.4 million and $118.2 million for the three and six months ended February 29, 2004 compared with approximately $49.2 million and $99.1 million for the three and six months ended February 28, 2003, respectively. Our general and administrative expenses for the six months ended February 29, 2004 included amortization expense of $29.4 million related to our decision to accelerate the amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems (see Note 5 of the notes to our condensed consolidated financial statements).

For the three and six months ended February 29, 2004, general and administrative expenses were 6.6% and 8.8% of revenues as compared to 6.8% and 5.8% for the three and six months ended February 28, 2003, respectively. Without the additional amortization of $29.4 million, general and administrative expenses for the six months ended February 29, 2004 decreased approximately $10.4 million or 10.5% due in part to an effort to integrate our administrative functions on a company-wide basis. As a percentage of revenues, general and administrative expenses excluding the $29.4 million of accelerated amortization, increased to 6.6% for the six months ended February 29, 2004 compared to 5.8% for the six months ended February 28, 2003 which is attributable to overall lower consolidated revenues due to a decline in new work from the power industry.

Interest expense was approximately $9.1 million and $19.6 million for the three and six months ended February 29, 2004, compared to approximately $5.8 million and $11.5 million for the three and six months ended February 28, 2003, respectively. The increase over prior year is primarily due to the issuance on March 17, 2003 of approximately $253.0 million, 10.75% Senior Notes, partially offset by a reduction in interest expense related to LYONs repurchases with a total amortized value of approximately $473.4 million in March 2003, August 2003 and November 2003 (see Note 8 of the notes to our condensed consolidated financial statements). Our interest costs also include the amortization of loan fees associated with the Senior Notes, the LYONs and the Credit Facility, as well as unused line of credit and letter of credit fees, and therefore, our interest expense is higher than would be expected based on our borrowing levels and the stated interest rates.

Interest income for the three and six months ended February 29, 2004 decreased to approximately $0.5 million and $0.8 million as compared to $2.1 million and $3.6 million for the three and six months ended February 28, 2003, respectively, as a result of lower levels of invested funds due to use of working capital, acquisitions and cash paid for the repurchase of a portion of the LYONs.

The Loss on LYONs repurchase for the six months ended February 29, 2004 was approximately $1.2 million which included expenses and the write-off of unamortized debt issuance costs related to our first quarter of fiscal 2004 repurchase of LYONs (see Note 8 of the notes to our condensed consolidated financial statements). We recorded additional expenses associated with the repurchase of these LYONs of $0.1 million for the three months ended February 29, 2004.

We also incurred foreign currency transaction losses of approximately $2.6 million and $4.3 million primarily attributable to the weakening of the U.S. dollar to the British pound and the Euro during the three and six months ended February 29, 2004, respectively, as compared to gains of $0.1 million and losses of $0.1 million for the three and six months ended February 28, 2003, respectively. These foreign currency transaction losses are primarily due to U.S. dollar denominated cash accounts held by our foreign subsidiaries whose functional currency strengthened against the U.S. dollar. Although these foreign currency transaction losses are reflected in the statements of operations, substantially all of these losses were unrealized and did not directly impact our cash position on a consolidated basis.

Our effective tax rate was 33% for both the three and six months ended February 29, 2004 compared to 41% and 33% for the three and six months ended February 28, 2003, respectively. Our tax rate is significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work. We did not pay any federal income taxes for the six months ended February 29, 2004 primarily because of a projected taxable loss for fiscal year 2004 and the utilization of operating losses resulting from the IT Group and Stone & Webster transactions. For the three months ended February 28, 2003, the 41% effective tax rate reflects the reevaluated estimated effective tax rate of

33% reduced from the first quarter estimate of 36% for the entire fiscal year of 2003. In fiscal 2003, we established a valuation allowance against the deferred tax asset for the Venezuelan net operating losses and in fiscal 2002, we established a valuation allowance against the deferred tax asset for the Australian net operating losses. These valuation allowances reflect our judgment that it is more likely than not that a portion of these deferred tax assets will not be realized. We believe that the remaining net deferred tax assets at February 29, 2004, amounting to $73.3 million, are realizable through future reversals of existing taxable temporary differences and future taxable income. As of February 29, 2004, we have classified $33.8 million of deferred tax assets related to net operating loss carryforwards and research and development credits to noncurrent as we do not anticipate realization of these amounts in the next twelve months. The long-term deferred assets have been offset by long-term deferred tax liabilities resulting in a $13.8 million net long-term deferred tax asset as of February 29, 2004. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances.

Liquidity and Capital Resources

Credit Facilities and Liquidity

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three-year term from that date. On October 17, 2003, we amended our Credit Facility to increase the credit limit from $250.0 million to $300.0 million and to amend certain of the covenants contained therein.

The Credit Facility provides for both revolving credit loans and letters of credit within the $300 million limit. We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases and acquisitions.

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor’s Rating Services and Moody’s Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) the base rate to 2.50% over the base rate. On February 29, 2004, the interest rate on the Credit Facility would have been either 5.0% (if the prime rate index had been chosen) or 3.60% (if the LIBOR rate index had been chosen). On February 29, 2004, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $206.8 million.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (including equipment and real estate which was added as collateral pursuant to the Third Amendment described below.)

Effective January 30, 2004, we received approval from our bank lenders for a third amendment to our Credit Facility (Third Amendment) to amend various financial covenants and certain other terms in our Credit Facility and to address the impact of the net loss we reported in the first quarter of fiscal 2004 and the impact that loss would have had on our financial covenants in the future. In particular, the Third Amendment lowered the minimum level of EBITDA required and added a minimum working capital requirement. The Third Amendment also provides for a first lien on certain property, including equipment and real estate as collateral. The Third Amendment also increased our ability to obtain unsecured performance letters of credit outside of the Credit Facility from $50 million to $150 million. The Third Amendment did not change the interest rates or the total capacity to borrow or obtain letters of credit under the Credit Facility.

The Credit Facility, as amended, contains certain financial covenants, including:

•	a minimum leverage ratio of 3.5x through May 31, 2004 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions (Adjusted EBITDA). The Third Amendment lowered the minimum Adjusted EBITDA covenant from a trailing twelve month $120 million to $15 million for the fiscal quarter ending February 29, 2004, $42.5 million for the two fiscal quarters ending May 31, 2004, $75 million for the three fiscal quarters ending August 31, 2004 and $110 million thereafter on a rolling twelve month basis; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

As of February 29, 2004, we were in compliance with the covenants contained in the Credit Facility.

The Credit Facility permits us to repurchase our LYONs obligations if, after giving effect to the repurchases, we have at least $50 million in availability under the Credit Facility and $75 million of cash and cash equivalents. Cash and cash equivalents for purposes of this test consist of balances not otherwise pledged or escrowed and are reduced by amounts borrowed under the Credit Facility. As of February 29, 2004, we had outstanding LYONs of $57.9 million and held $23.2 million in escrowed cash for the repurchase of LYONs (see Note 3 of our notes to the condensed consolidated financial statements).

Our liquidity position is impacted by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution and not replaced by advances on new projects, our cash position will be reduced. Cash is used to fund operations, capital expenditures, acquisitions, and debt service. During the six months ended February 29, 2004, cash continued to be utilized to support work being performed on two NEG projects which were substantially completed in February 2004 and late December 2003 (see Note 12 of the notes to our condensed consolidated financial statements).

As of February 29, 2004, we had cash and cash equivalents of $107.4 million, availability under our $300 million Credit Facility of $93.2 million (which was decreased to $76.7 million as of March 31, 2004) and a shelf registration statement for the issuance of up to $500 million in any combination of equity or debt. Management believes that cash generated from operations and available borrowings under our Credit Facility will be sufficient to fund operations for the next twelve months.

In addition, on April 2, 2004, we filed a Schedule TO (Tender Offer) with the Securities and Exchange Commission offering to purchase any or all of the outstanding LYONs that are submitted to us for purchase by the holders thereof. As of April 1, 2004, there was $85.0 million aggregate principal amount at maturity of LYONs outstanding, with an aggregate accreted value as of that date of approximately $58.0 million. We plan to fund the purchases of the tendered LYONs on May 1, 2004 using cash on hand. Depending on the amount of cash necessary to fund the repurchases of LYONs, we may seek additional sources to fund the repurchases, including accessing the capital markets and, to the extent permitted under its terms, borrowings under our revolving credit facility, which would require consent of our lenders.

As of February 29, 2004 and August 31, 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $20.8 million and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $3.5 million and $1.3 million, respectively, at a weighted average interest rate of approximately 4.25% and 4.25%, respectively, at February 29, 2004 and August 31, 2003. These subsidiaries also had outstanding letters of credit under these lines of $3.3 million and $4.2 million, respectively, at February 29, 2004 and August 31, 2003, leaving $14.0 million of availability under these lines at February 29, 2004.

Cash Flow for six months ended February 29, 2004 versus six months ended February 28, 2003

Net cash used in operations was approximately $79.5 million for the six months ended February 29, 2004 compared with $141.2 million of net cash used in operations for the six months ended February 28, 2003. For the six months ended February 29, 2004, cash was increased by (i) depreciation and amortization of $45.9 million, (ii) interest accretion and loan fee amortization of $4.2 million, (iii) a loss on the repurchase of the LYONs of $1.2 million, (iv) losses on foreign currency transactions of $4.3 million, and (v) stock-based compensation of $0.8 million. These increases in cash were offset by (i) a net loss of $47.4 million, (ii) amortization of purchase accounting contract reserves of $7.1 million, (iii) a deferred tax benefit of $26.0 million and (iv) cash used in operating activities of $55.0 million.

Normally, billings and cash receipts on construction contracts exceed costs incurred early in the lives of the contracts, and the contracts require net cash outflow later in their lives. As we are winding down a number of large EPC contracts and did not enter into any significant new EPC contracts in fiscal 2003, normal contract execution has required a net use of cash. Further, we have been involved in various customer disputes, most significantly NRG, NEG and AES. The NEG projects resulted in net cash outflow of approximately $56.3 million for the six months ended February 29, 2004 (see Note 12 of the notes to our condensed consolidated financial statements). The AES dispute involved unpaid billings, claims, letter of credit draws by AES, and other factors, which resulted in a net of cash outflow of $1.1 million for the six months ended February 29, 2004. The cash outflow related to AES was offset by a $15.0 million draw on the letter of credit held by us in the six months ended February 29, 2004. An offset to these uses in cash is the settlement of the NRG dispute related to the Pike project in October 2003, pursuant to which we received $14.7 million in cash during the first quarter of fiscal 2004.

In fiscal 2004, we expect that we will begin new EPC projects which will provide cash as down payments are received. However, the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash. We expect that because of this, changes in working capital could be highly variable from one period to next, although over an extended period of time significant increases and decreases would tend to offset one another.

Net cash provided by investing activities was approximately $5.8 million for the six months ended February 29, 2004, compared with net cash used of $17.4 million for the six months ended February 28, 2003. During the six months ended February 29, 2004, we used cash for acquisitions of $21.5 million and purchased $11.0 million of property and equipment, as compared to $1.2 million for acquisitions and $16.6 million of property and equipment for the six months ended February 28, 2003 due primarily to the completion of most of our planned system and facilities upgrades. In addition, maturities of marketable securities were $5.1 million for the six months ended February 29, 2004 as compared to $91.1 million for the six months ended February 29, 2003 as we had less cash on hand to invest as we used the cash to support operating activities during the six months ended February 29, 2004. For the six months ended February 29, 2004, investing activities also included the deposit of $23.2 million into escrow cash for the repurchase of LYONs debt (see Note 3 of the notes to our condensed consolidated financial statements) and withdrawals from project-related escrow cash accounts of $58.0 million.

Net cash provided by financing activities totaled approximately $0.6 million for the six months ended February 29, 2004, compared with cash used of $49.8 million for the same period in fiscal 2003. The net cash provided by financing activities for the six months ended February 29, 2004 reflects $217.5 million in net proceeds from the issuance of our common stock with the majority of the proceeds used to purchase $195.2 million in outstanding LYONs debt in the first quarter of fiscal 2004 for a cost of $194.7 million with the remaining proceeds deposited in escrow for the repurchase of LYONs.

Off Balance Sheet Arrangements

We provide guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet. At February 29, 2004, we had guaranteed approximately $8.0 million of bank debt or letters of credit and $49.3 million of performance bonds with respect to our unconsolidated joint ventures.

We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of February 29, 2004.

In January 2003, our subsidiary, Stone & Webster, Inc., entered into a subcontract to perform engineering services for a company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer for total consideration of approximately $2 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract with the client. That guaranty, by its terms, may be assigned by the Related Company to its client. We also entered into an indemnification and fee agreement between us and the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies, but totals approximately $0.8 million over the 20-year term. Although we believe that the probability that we will have to make any payments under the guaranty agreement is remote, FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires us to recognize on our consolidated balance sheet a liability for such a guarantee and to disclose certain information, even though the likelihood of our having to make payments thereunder is remote. The guaranty is recorded at its fair value which we believe is $0.3 million. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. Although we believe that we will not be required to make any payments under the guaranty agreement, we believe that the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13 million over the 20-year term of the contract.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At February 29, 2004, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:

Commercial Commitments	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit	$206.8	$35.0	$161.3	$—	$10.5
Surety Bonds	340.2	241.8	61.5	—	36.9

Total Commercial Commitments	$547.0	$276.8	$222.8	$—	$47.4

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to February 29, 2004.

As of August 31, 2003, we had total letters of credit and surety bonds of $164.3 million and $443.2 million, respectively. The $42.5 million increase in letters of credit reflects a new letter of credit for an existing project that, under the terms of the contract, we issued a letter of credit in exchange for the release of escrowed cash of approximately $18.0 million. As of February 29, 2004, surety bonds have decreased $103.0 million from $443.2 million at August 31, 2003. The $103.0 million decrease is due primarily to the completion of project milestones of approximately $62.8 million for one EPC contract which is reaching the final stages of construction. The remaining decrease is attributable to the reduction in bonded liability on other various projects that are nearing completion offset by a minimal requirement for bonding of new projects during the six months ended February 29, 2004.

During the first quarter of fiscal 2004, we made payments of $14.1 million to reimburse the issuers of our letters of credit which had a negative impact to our working capital and cash position. No such reimbursements were made for the second quarter of fiscal 2004 or in fiscal 2003 for the same periods. For the three and six months ended February 29, 2004, fees related to these commercial commitments of $0.4 million and $1.0 million and were recorded in the accompanying condensed statements of operations as compared to $0.3 million and $0.7 million for the three and six months ended February 28, 2003.

See Note 8 of the notes to our condensed consolidated financial statements for a discussion of long-term debt.

Also see Note 15 of the notes to our condensed consolidated financial statements for a discussion of contingencies.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the period ending after March 15, 2004 (May 31, 2004 for us). There was no impact to our consolidated financial statements as of and for the six months ended February 29, 2004 for variable interests created after January 31, 2003.

Common in the engineering, procurement and construction industries, we enter into joint ventures and limited partnerships which are generally created to conduct operating activities on our behalf as well as other third parties. As of February 29, 2004, we have investments and advances to approximately 65 unconsolidated entities. The ownership interest and terms of each joint venture and limited partnership agreement are different but may include financing from third party lenders and committed funding level requirements. In addition, we may be the managing partner for some of these entities where we may have the ability to exercise significant influence over operating and financial policies. We continue to evaluate the applicability of FIN 46 to these joint ventures and limited partnerships created prior to January 31, 2003; however, we have not yet finalized our analysis of each unconsolidated entity at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we do have exposure to both interest rate risk and foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk.

Our Credit Facility, as amended, provides that both revolving credit loans and letters of credit may be issued within the $300.0 million limit of this facility. At February 29, 2004, letters of credit of approximately $206.8 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. At February 29, 2004, the interest rate on our primary Credit Facility was either 5.0% (if the prime rate index had been chosen) or 3.60% (if the LIBOR rate index had been chosen) with an availability of $206.8 million (see Note 8 of the notes to our condensed consolidated financial statements).

As of February 29, 2004, our variable rate debt was $3.5 million with a weighted average interest rate of 4.25%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is differ than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for their contracts. As of February 29, 2004, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments are not material to our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. During the period covered by this Quarterly Report on Form 10-Q, the following changes were made to our internal control over financial reporting: In September 2003, we completed our company-wide conversion to a single ERP platform which includes a system upgrade at various locations and, in some locations a completely new system, as well as the conversion of certain data. In connection with the system conversion, internal controls and procedures have been modified at these locations to reflect the new system environment; however, our internal controls over financial reporting have not changed significantly. Our management has reviewed the effectiveness of the design of the new internal controls and procedures and believes they are appropriate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In May 2003, after extensive negotiations with NEG’s project entities, NEG, and their lenders, all parties reached a definitive agreement for settlement of claims related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target price for both projects by a total of $65.0 million, termination of the target priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts, dismissal of pending legal proceedings, our release of claims based on existing change orders and the incurrence of other additional costs, and extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. NEG paid us $32.5 million in May 2003, as a result of this settlement and required us to post a letter of credit in their favor for the same amount which was assigned by them to their lenders.

During fiscal 2003, we recognized a loss of $42.8 million (which includes a $30.0 million loss recorded in the second quarter of 2003) on these two projects, $33.1 million of which was reversal of profit recognized prior to fiscal 2003.

For the first quarter ended November 30, 2003, we recorded an additional loss on these two projects of $39.3 million ($4.8 million of which was reversal of profit recognized prior to fiscal 2004). Approximately $34.5 million represents actual and estimated increased costs to complete the Covert project primarily due to the failure of installed equipment, required rework and vendor and subcontractor delays. The $39.3 million loss was net of additional expected claims recovery of approximately $1.2 million.

During the first quarter of fiscal 2004, we notified the owner of substantial completion on two of the three power island units on Covert and communicated that the remaining unit would achieve substantial completion in January 2004. We also communicated that the total facility would achieve substantial completion in February 2004. We notified the owner of substantial completion on the Harquahala facility on December 24, 2003.

While we previously demonstrated substantial completion on all six units, the owners did not accept our various unit and facility completion dates and continued to assess liquidated damages. The owner accepted substantial completion on the six units on both projects, but has not accepted facility completion on either project, and continues to assess liquidated damages on both projects. We firmly disagree with this position and believe we will ultimately prevail on this issue. We estimate the owners will claim approximately $53.1 million in liquidated damages in total on the two projects, although the assessment could be higher. As of February 29, 2004, the owners have withheld $35.7 million from milestone payments due us as an offset to their assessment of liquidated damages. On March 29, 2004, we filed liens against both projects and expect to initiate arbitration regarding our claims.

On February 20, 2004, we were notified by the lenders of the Harquahala project their intention to draw $18.7 million under the existing $32.5 million letter of credit for assessed liquidated damages. We sought an injunction in the Supreme Court of the State of New York to preclude them from drawing under the letter of credit and as a result of these legal proceedings, the lenders have agreed not to draw on the letter of credit unless they are successful in arbitration on the underlying claims. We have commenced arbitration which is expected to conclude in approximately eighteen months.

Based on our evaluation and advice of legal counsel, we believe we have defenses to the owners’ claims of liquidated damages. We intend to vigorously contest the assessment. Additionally, we believe the delays were primarily caused by our vendors, subcontractors and equipment manufacturers from whom we may collect delay and related damages and we are pursuing these actions. For these reasons, our revenue and cost estimates reflect our expectation that we will not incur liquidated damages in excess of amounts we believe would be recoverable from others. However, there can be no assurance that delay damages will not have to be paid. If we are required to pay the owners delay damages that we cannot recover from subcontractors, vendors or equipment manufacturers, that amount will be recorded as a loss.

Unrelated to the claims for delay damages discussed above, we have recorded approximately $34.4 million in claims receivable from the owners, vendors, subcontractors, equipment manufacturers and insurance. Based on our evaluation of the contractual terms, our claims documentation, and the advice of legal counsel, we believe we have a strong basis for these claims (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; but we have only recorded a claim receivable for the portion that we estimate will ultimately be collected. Recovery of the claims is dependent upon our negotiations, arbitration and litigation with the owners and their lenders, several subcontractors, vendors and equipment manufacturers. Due to the uncertainties surrounding litigation or arbitration of this nature, we cannot provide assurances to you as to the outcome of these claims or their collectibility.

If we collect amounts different than the amounts that we have recorded as claims receivable of $34.4 million, that difference will be recognized as income or loss. Timing of collection is uncertain at this time, but is not expected in the next twelve months unless a settlement occurs or the disputes are resolved through the dispute resolution process pursuant to the contract.

The following table summarizes contract amounts due from the owners and claims recorded on these projects, excluding claims related to liquidated damages (in millions):

Amounts due from the owners:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$50.7
Milestones unbilled at February 29, 2004	2.2
Claims for additional costs incurred	7.9

Total amounts receivable from the owners	60.8
Claims receivable from subcontractors and others(1)	26.5

Total amounts receivable, excluding amounts related to
liquidated damages	$87.3

(1)	Claims from subcontractors and others were reduced in March 2004 as we drew $25.6 million on a letter of credit posted by the turbine manufacturer on the Covert project (see discussion below).

The above amounts are recorded in the following balance sheet accounts at February 29, 2004 (in millions):

Accounts receivable	$18.0
Costs and estimated earnings in excess of billings on uncompleted contracts including claims	69.3

Total current assets	$87.3

In March 2004, we drew the entire amount available under a letter of credit posted by the turbine manufacturer on the Covert project for $25.6 million. The turbine manufacturer disputes the draw under the letter of credit and has initiated arbitration. We believe we will prevail in this matter and believe the draw under the letter of credit is in accordance with the terms of the contract. The turbine manufacturer has also filed a demand for arbitration for approximately $2.7 million in alleged unpaid technical assistance services.

In addition, the owners of the two projects have asserted that we are required, under the terms of the contract, to post a conditional letter of credit of approximately $43.1 million for basic warranty work needed subsequent to facility acceptance of the two projects. Until all outstanding disputes are resolved, we do not intend to post a letter of credit.

Although NEG, the parent of the project entities, filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings and we do not believe NEG’s current financial position will negatively impact future payments to us related to these projects.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot assure you as to the timing or outcome of these negotiations or results of litigation. In addition, we hold liens against the projects in connection with our claims under the contract. We cannot provide assurances to you of the value of such liens or our ability to execute on such liens in a timely manner.

AES — Wolf Hollow

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

We were unable to resolve our claims with AES through the dispute resolution process called for in the contract with respect to a force majeure claim we made resulting from the fire and other change orders. On November 5, 2002, we filed suit against AES in the District Court of Hood County, Texas for breach of contract. On May 9, 2003, we added Parsons as a defendant and expanded the complaint to include claims related to misrepresentation. In June 2003, the AES Corporation was also added as a defendant. This case is currently scheduled for a jury trial in March 2005. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of February 29, 2004, there have been no significant changes with regard to this project when compared to August 31, 2003.

In excess of the original $99.0 million contract price, we have recorded claims receivable from AES of $25.4 million for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims. In addition, we have recorded receivables of approximately $7.2 million ($3.5 million of which we have collected) that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors. The $3.5 million includes a $1.5 million draw under a letter of credit posted by Parsons for liquidated damages assessed by us. Parsons disputes our claims and has filed a counterclaim alleging payments due of $1.9 million and the return of the $1.5 million letter of credit draw.

Of the original $99.0 million contract price, AES has not paid $21.5 million of billed milestones and $7.1 million of retention. In addition, $13.6 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur during our third fiscal quarter of 2004. Under the terms of the EPC contract, AES, at its option, may pay up to $27.7 million of the contract price in subordinated notes or cash. The subordinated notes, $14.7 million of which we consider as issued as of August 31, 2003 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. There have been no additional milestone billings on this project for the six months ended February 29, 2004. We expect that substantially all of the remaining unbilled milestone amounts will be paid with subordinated notes. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million. In August and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws which remained outstanding as of February 29, 2004. We recorded revenue of $43.1 million and a loss of $2.3 million from this contract for the year ended August 31, 2003. For the three and six months ended February 29, 2004, no gross margin has been recorded from this contract.

The following table summarizes contract amounts due from AES and claims recorded on the project (in millions):

Amounts due from AES:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$21.5
Subordinated Notes Receivable from AES	14.7
Retention receivable	7.1
Milestones unbilled at February 29, 2004 (to be billed upon completion of final testing and final acceptance)(1)	13.6

Total contractual amounts due from AES	56.9
Reimbursement of letter of credit draws	28.0
Claims for additional costs incurred	25.4

Total amounts receivable from AES	110.3
Claims receivable from subcontractors and others	3.7

Total amounts receivable, excluding amounts related to liquidated damages described below	$114.0

(1)	Of the total milestones unbilled at February 29, 2004, $13.0 million could be paid by AES in Subordinated Notes.

The above amounts are all recorded in costs and estimated earnings in excess of billings on uncompleted contracts including claims on the condensed consolidated balance sheet at February 29, 2004.

If we collect amounts different than the amounts that we have recorded as receivables from AES of $110.3 million or if we collect amounts different than the amounts receivable from subcontractors and others of $3.7 million, the difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage of completion and other delays caused by AES, subcontractors and vendors, we recognized a reduction of revenue of approximately $4.3 million of liquidated damages billed to us in the fourth quarter of fiscal 2003. Of the remaining $35.7 million of liquidated damages, we have excluded $17.8 million from our cost estimates and we have recorded recoveries of approximately $17.9 million from subcontractors and vendors, including the turbine manufacturer. In the first quarter of fiscal 2004, we drew down $15.0 million from a letter of credit posted by the turbine manufacturer. The turbine manufacturer disputes the letter of credit draw and has initiated arbitration through a counterclaim for the return of the $15.0 million letter of credit draw and has asserted additional claims of $12.7 million for equipment, parts and services allegedly provided.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project:

Amount of liquidated damages that have been included in costs	$4.3
Amounts related to liquidated damages that have been excluded from our recorded costs:
Liquidated damages relief from AES	17.8
Liquidated damages to be reimbursed by subcontractors and vendors	17.9

35.7

Total liquidated damages assessed by AES	$40.0

If we are required to pay liquidated damages to AES of more than the $8.0 million that we recorded in the fourth quarter of fiscal 2003 and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as a loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot assure you as to the timing or outcome of these negotiations or results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the notes. We also filed a lien against the project in connection with our claims under the contract. We cannot provide assurances to you of the value of such lien or our ability to execute on such lien in a timely manner.

Other

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes and claims for personal injury or property damage that occur in connection with our business. Such contractual disputes normally involve claims against us relating to the performance of equipment, design or other engineering services and project construction services. Although the outcome of such legal proceedings cannot be predicted and no assurances can be provided, we believe that, based upon information currently available, the likelihood of an adverse determination in the now pending legal proceedings is remote, and are not expected to have a material adverse effect on our financial position or results of operations either individually or in the aggregate. However, we cannot guarantee such a result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 30, 2004, the Company held its 2004 Annual Meeting of Shareholders. Three proposals were submitted to a vote at the meeting. The proposals and the results of the vote on the proposals were as follows:

Proposal No. 1 – Election of Directors:

Name	For	Withheld
J. M. Bernhard, Jr.	55,903,437	3,827,871
T. A. Barfield, Jr.	57,183,264	2,548,044
L. Lane Grigsby	55,052,503	4,678,805
David W. Hoyle	56,644,771	3,086,537
Albert McAlister	55,978,265	3,753,043
John W. Sinders, Jr.	56,660,933	3,070,375
Charles E. Roemer	56,489,101	3,242,207
James F. Barker	57,184,072	2,547,236

There were no broker non-votes with respect to the election of directors.

Proposal No. 2 – To Approve an Amendment to Increase the Number of Shares Reserved for Issuance Under the Company’s 2001 Employee Incentive Compensation Plan:

For:	26,756,934
Against:	19,610,789
Abstain:	779,033

There were 12,584,552 broker non-votes with respect to the proposed to increase the number of shares reserved for issuance under the Company’s 2001 Employee Incentive Compensation Plan.

Proposal No 3. – To Approve an Amendment to Increase the Number of Shares Reserved for Issuance Under the Company’s 1996 Non-Employee Director Stock Option Plan:

For:	39,229,779
Against:	7,213,209
Abstain:	703,768

There were 12,584,552 broker non-votes with respect to the proposal to increase the number of shares reserved for issuance under the Company’s 1996 Non-Employee Director Stock Option Plan.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

10.1	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.2	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.3	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.4	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.5	Amendment No. 3 to Third Amended and Restated Credit Agreement dated January 30, 2004 (filed herewith).

10.6	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through March 8, 2004) (filed herewith).

10.7	The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan (as amended and restated through January 30, 2004) (filed herewith).

10.8	Informal agreements to award shares of restricted stock (summary filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B. Reports on Form 8-K

1.	On December 24, 2003, the Company filed a Current Report on Form 8-K to file each of the employment agreements with David L. Chapman, Sr., Nicholas C. Gallinaro and Dorsey Ron McCall, which are attached to the Form 8-K as Exhibits 99.1, 99.2 and 99.3, respectively.

2.	On January 14, 2004, the Company furnished a Current Report on Form 8-K to set forth therein a disclosure under Item 12 of Form 8-K concerning the financial results of the Company for the quarter ended November 30, 2003, specifically the Company’s related January 14, 2004 press release attached to Form 8-K as Exhibit 99.1 and set forth therein a Regulation FD disclosure under Item 9 of Form 8-K relating to supplemental information defining forecasted EBITDA included in the Company’s related January 14, 2004 press release attached to the Form 8-K as Exhibit 99.1.

3.	On February 4, 2004, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning the consent from its bank lenders to amend its credit facility, specifically the Company’s related February 4, 2004 press release attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

Dated: April 14, 2004	/s/ Robert L. Belk

Chief Financial Officer (Duly Authorized Officer)

THE SHAW GROUP INC.

EXHIBIT INDEX

     Form 10-Q Quarterly Report for the Quarterly Period ended February 29, 2004.

A. Exhibits

10.1	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.2	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.3	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.4	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.5	Amendment No. 3 to Third Amended and Restated Credit Agreement dated January 30, 2004 (filed herewith).

10.6	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through March 8, 2004) (filed herewith).

10.7	The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan (as amended and restated through January 30, 2004) (filed herewith).

10.8	Informal agreements to award shares of restricted stock (summary filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).