Form 10-Q
period 2004-05-31
SHAW GROUP INC
filed 2004-07-15
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 2054

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Common stock, no par value, 63,783,088 shares outstanding as of July 14, 2004.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	(Unaudited)
	May 31,	August 31,
	2004	2003
Current assets:
Cash and cash equivalents	$102,462	$179,852
Restricted and escrowed cash	34,956	58,035
Marketable securities, held to maturity	—	5,096
Accounts receivable, including retainage, net	468,449	435,765
Inventories	83,907	86,246
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	376,427	233,895
Deferred income taxes	57,610	82,311
Prepaid expenses and other current assets	36,341	33,163

Total current assets	1,160,152	1,114,363
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	21,321	33,173
Property and equipment, less accumulated depreciation of $159,135 at May 31, 2004 and $118,850 at August 31, 2003	180,015	184,330
Deferred income taxes	9,530	—
Goodwill	523,097	511,376
Other assets	159,954	142,873

	$2,054,069	$1,986,115

(Continued)

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited)
	May 31,	August 31,
	2004	2003
Current liabilities:
Accounts payable	$329,806	$307,971
Accrued liabilities	141,722	156,060
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	367,983	249,480
Contract liability adjustments	20,929	32,551
Accrued contract loss reserves	945	9,858
Deferred revenue – prebilled	9,224	10,785
Current maturities of long-term debt	6,746	258,758
Short-term revolving lines of credit	7,594	1,274
Current portion of obligations under capital leases	987	1,378

Total current liabilities	885,936	1,028,115
Long-term debt, less current maturities	259,028	250,861
Obligations under capital leases, less current obligations	6,145	884
Deferred income taxes	—	25,985
Other liabilities	19,585	17,178
Minority Interest	10,184	802
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, no shares issued and outstanding	—	—
Common stock, no par value, 63,783,088 and 37,790,216 shares issued and outstanding, respectively	750,303	496,148
Retained earnings	245,814	286,811
Accumulated other comprehensive loss	(15,936)	(20,540)
Unearned stock-based compensation	(7,077)	(216)
Treasury stock, 5,331,655 shares at May 31, 2004 and August 31, 2003	(99,913)	(99,913)

Total shareholders’ equity	873,191	662,290

	$2,054,069	$1,986,115

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Revenues	$917,772	$821,657	$2,253,773	$2,529,999
Cost of revenues	845,276	747,038	2,109,483	2,334,411

Gross profit	72,496	74,619	144,290	195,588
General and administrative expenses	45,086	49,614	162,250	147,083

Operating income (loss)	27,410	25,005	(17,960)	48,505
Interest expense	(9,588)	(9,597)	(29,237)	(21,130)
Interest income	379	918	1,179	4,522
Loss on LYONs repurchase	(95)	—	(1,298)	—
Foreign currency transaction gains (losses), net	817	(806)	(3,442)	(900)
Other income (expense), net	1,944	(10,148)	1,186	(10,021)

	(6,543)	(19,633)	(31,612)	(27,529)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	20,867	5,372	(49,572)	20,976
Provision (benefit) for income taxes	6,961	1,839	(16,233)	6,872

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	13,906	3,533	(33,339)	14,104
Minority Interest	(4,196)	—	(4,196)	—

Income (loss) before earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	9,710	3,533	(37,535)	14,104
Earnings (losses) from unconsolidated entities, net of taxes	326	110	608	(2,874)

Income (loss) from continuing operations	10,036	3,643	(36,927)	11,230
(Loss) income from discontinued operations of certain businesses of the Fabrication, Manufacturing and Distribution Segment, net of taxes:
(Loss) income from operations	(642)	(560)	(1,075)	434
Impairment of discontinued operations	(2,995)	—	(2,995)	—

(Loss) income from discontinued operations, net of taxes	(3,637)	(560)	(4,070)	434
Net income (loss)	$6,399	$3,083	$(40,997)	$11,664

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.16	$0.10	$(0.66)	$0.30
(Loss) income from discontinued operations, net of taxes	(0.06)	(0.02)	(0.07)	0.01

Net income (loss)	$0.10	$0.08	$(0.73)	$0.31

Diluted:
Income (loss) from continuing operations	$0.16	$0.10	$(0.66)	$0.29
(Loss) income from discontinued operations, net of taxes	(0.06)	(0.02)	(0.07)	0.01

Net income (loss)	$0.10	$0.08	$(0.73)	$0.30

The accompanying notes are an integral part of these statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	May 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(40,997)	$11,664
Impairment of discontinued operations, net of taxes	2,995	—
Depreciation and amortization	53,698	33,966
Provision (benefit) for deferred income taxes	(19,200)	6,000
Stock-based compensation expense, net of taxes	871	262
Amortization of contract adjustments	(10,275)	(20,052)
Accretion of interest on discounted long-term debt and loan fee amortization	5,518	14,010
(Earnings) loss from unconsolidated entities	(608)	2,874
Loss on LYONs repurchase	1,298	—
Foreign currency transaction (gains) losses, net	3,442	900
Write-off of investments in securities available for sale and accounts and claims receivable from Orion, and other accounts receivable	—	12,395
Minority interest	4,196	—
Other operating activities, net	(32,084)	(248,834)

Net cash used in operating activities	(31,146)	(186,815)
Cash flows from investing activities:
Purchases of property and equipment	(22,172)	(21,919)
Purchases of businesses, net of cash received	(25,887)	(22,633)
Proceeds from sale of fixed assets	960	2,948
Proceeds from sale of securities	—	974
Receipts from (advances to) unconsolidated entities, net	(1,581)	368
Deposits in escrowed cash for repurchase of LYONs	(23,229)	—
Withdrawal from escrowed cash for repurchase of LYONs	23,229	—
Cash received from restricted and escrowed cash	111,114	—
Cash deposited into restricted and escrowed cash	(88,035)	—
Purchases of marketable securities held to maturity	—	(104,012)
Maturities of marketable securities held to maturity	5,096	139,144

Net cash used in investing activities	(20,505)	(5,130)
Cash flows from financing activities:
Purchase of treasury stock	—	(47,837)
Repayment of debt and capital leases	(284,081)	(257,514)
Deferred credit costs	(2,235)	—
Proceeds from issuance of debt	7,842	239,256
Net proceeds (payments) on revolving credit agreements	3,441	267
Issuance of common stock	246,151	301

Net cash used in financing activities	(28,882)	(65,527)

Cash from consolidation of variable interest entities previously unconsolidated	2,293	—
Effect of exchange rate changes on cash	850	942

Net decrease in cash and cash equivalents	(77,390)	(256,530)
Cash and cash equivalents — beginning of period	179,852	498,264

Cash and cash equivalents — end of period	$102,462	$241,734

Non-cash investing and financing activities:
Issuance of restricted stock	$8,007	$—

Transfer of acquired accounts receivables to seller — EDS acquisition	$4,000	$—

Receivable for working capital adjustment – Badger Acquisition	$1,880	$—

Property and equipment acquired under capital leases	$318	$1,928

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

The financial information of The Shaw Group Inc. and its wholly-owned subsidiaries as of May 31, 2004 and for the three and nine month periods ended May 31, 2004 and 2003, was not audited by our independent auditors. However, management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present the results of operations for these periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2004.

During the third quarter of fiscal 2004, we adopted FASB Interpretation No. 46-R, “Variable Interest Entities (VIEs),” for entities created prior to January 31, 2003. Effective May 31, 2004, we consolidated VIEs which were previously unconsolidated with total assets of $19.9 million and liabilities of $16.2 million (see Note 14). During the third quarter of fiscal 2004, we also began marketing for sale certain businesses in our Fabrication, Manufacturing and Distribution segment which are reported as discontinued operations as of May 31, 2004 and for the three and nine months ended May 31, 2004. The condensed consolidated statements of operations for the three and nine months ended May 31, 2003 have been restated to present comparable financial information. (see Note 13).

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ materially from those estimates. On an ongoing basis, we review our estimates based on information that is currently available, and changes in facts and circumstances may cause us to revise these estimates.

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

However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and earnings (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net income (loss) :
As reported	$6,399	$3,083	$(40,997)	$11,664
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	341	87	871	262
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(2,267)	(1,796)	(6,599)	(5,205)

Pro forma	$4,473	$1,374	$(46,725)	$6,721

Basic earnings (loss) per share:
As reported	$0.10	$0.08	$(0.73)	$0.31
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—	0.02	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.04)	(0.04)	(0.12)	(0.14)

Pro forma	$0.07	$0.04	$(0.83)	$0.18

Diluted earnings (loss) per share:
As reported	$0.10	$0.08	$(0.73)	$0.30
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—	0.02	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.04)	(0.04)	(0.12)	(0.14)

Pro forma	$0.07	$0.04	$(0.83)	$0.17

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	64%	69%	66%	67%
Risk-free interest rate	4.0%	2.6%	3.4%	2.9%
Expected life of options (in years)	5	5	5	5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The Black-Scholes model requires the use of highly subjective assumptions including the expected volatility of the underlying stock price. Changes in these subjective assumptions can materially affect the fair value estimates of our stock options. In addition, the Black-Scholes model does not consider specific vesting restrictions of the stock options and assumes that the stock options are fully transferable. The characteristics of traded options under the Black-Scholes model differ from the characteristics of stock options issued under our stock option plans. In addition, SFAS No. 123 provides no discount for the restriction placed on restricted stock grants and stock options.

We believe that existing option pricing models do not provide a reliable single measure of the fair value of our stock options and that the above pro forma disclosures under SFAS No. 123 do not necessarily reflect the effects on reported earnings for future years as options vest over several years and new awards are typically made.

Restricted Stock

Our 1993 Employee Stock Option Plan and 2001 Employee Incentive Compensation Plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of these restrictions, the shares must be returned to us. During the three and nine months ended May 31, 2004, we granted 233,599 shares and 614,372 shares, respectively, of restricted stock to certain employees including our Chief Executive Officer, Chief Financial Officer and our President and Chief Operating Officer. In addition, we have agreed to issue future restricted stock awards under this employee stock plan totaling 98,000 shares to our Chief Executive Officer and our President and Chief Operating Officer. For the three and nine months ended May 31, 2004, we have recorded unearned stock-based compensation as a component of shareholders’ equity of $2.6 million and $8.0 million, respectively, related to these restricted stock grants which is being amortized to compensation expense over the period the restrictions lapse (generally 2 to 4 years). For the three and nine months ended May 31, 2004, $0.4 million and $1.0 million, respectively, of stock-based compensation expense is included in general and administrative expenses on the accompanying statement of operations related to these restricted stock grants.

Note 3 — Capital Stock Transactions

On October 29, 2003, we issued 23 million shares of common stock, no par value per share, at $10 per share with related transaction costs of approximately $12.5 million, generating net proceeds of $217.5 million. Approximately $194.7 million of the net proceeds were used to repurchase a portion of our outstanding Liquid Yield Option™ Notes or LYONs (see Note 8). The remaining net proceeds of $22.8 million plus interest earned were held in escrow and used to repurchase additional LYONs in May 2004.

On April 20, 2004, we issued 2,346,000 shares of common stock, no par value per share, at $12.35 per share with related transaction costs of approximately $0.4 million, generating net proceeds of approximately $28.6 million. The net proceeds of this equity offering along with the remaining net proceeds from our October 2003 offering and available cash on hand were used to repurchase approximately $57.2 million of our outstanding LYONs pursuant to a tender offer on May 4, 2004 (see Note 8).

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

Energy Delivery Services, Inc.

Effective December 31, 2003, we acquired all of the common stock of Energy Delivery Services, Inc. (EDS) from Duke Energy Global Markets, Inc. for a total purchase price, including direct acquisition costs, of approximately $22.7 million of which $18.7 million was paid in cash and $4.0 million was paid through transfer of the ownership of a portion of EDS’s receivables to the seller. In connection with this acquisition, we also acquired equipment under capital leases of approximately $5.4 million which is reflected as a purchase price adjustment during the third quarter of fiscal 2004. EDS, renamed Shaw EDS, provides a full line of vertical services to utility companies seeking to upgrade, install and maintain their power grids and is included in our Engineering, Construction & Maintenance (ECM) segment. Our preliminary purchase price allocation includes approximately $13.1 million of goodwill, $11.9 million in accounts receivables, $9.5 million of equipment, $0.9 million in other assets, $5.4 million in capital lease obligations and $7.3 million of other liabilities.

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

Badger Technologies

On April 17, 2003, we acquired substantially all of the assets of Badger Technologies from Washington Group International, Inc. for a total purchase price, including direct acquisition costs, of $16.0 million. We finalized the purchase price of Badger as of April 2004, and recorded a reduction in the purchase price as a result of final settlement of the minimum working capital terms of the agreement. We expect to receive approximately $1.9 million in cash as a result of this final settlement in the fourth quarter of 2004. Badger Technologies develops, commercializes and licenses proprietary petrochemical and petroleum refining-related technologies. Badger Technologies was integrated into our ECM segment. Based on our final purchase price allocation, we recorded $4.0 million in goodwill, $10.5 million in patents related to certain process technologies acquired in the acquisition, $1.2 million in tradenames, $1.6 million in accounts receivable, $1.0 million in other assets and $6.0 million in liabilities.

Envirogen, Inc.

On March 26, 2003, we acquired all of the common stock of Envirogen, Inc. for a cash purchase price of approximately $4.0 million, including direct acquisition costs. Envirogen, previously a publicly traded company, specializes in remediation of complex contaminants in soil and groundwater and has been integrated into our E&I segment. Based on our final purchase price allocation, $1.8 million of goodwill, $2.0 million in technology patents, $2.4 million in accounts receivable, $2.0 million in costs in excess of billings, $1.9 million in other assets and $6.4 million in liabilities was recorded related to this transaction.

LFG&E Acquisition

On November 14, 2002, our E&I segment acquired certain assets of LFG&E International, Inc. (LFG&E) for cash of approximately $1.2 million. Approximately $0.4 million of goodwill was recorded related to this transaction. LFG&E provides gas well-drilling services to landfill owners and operators. On September 30, 2003, we acquired certain additional assets and assumed certain liabilities of LFG&E for cash of approximately $2.2 million. As of May 31, 2004, an additional $1.3 million in goodwill has been recorded in our preliminary allocation of purchase price.

Note 5 — Goodwill and Other Intangible Assets

Goodwill

The following table reflects the changes in the carrying value of goodwill from August 31, 2003 to May 31, 2004. Refer to Note 4 for a more detailed discussion of the accounting related to these acquisitions (in thousands).

Balance at August 31, 2003	$511,376
Currency translation adjustment	3,181
EDS acquisition	13,052
Coastal acquisition	1,094
LFG&E acquisition	1,335
Allocation final adjustments, net – Badger Technologies	(4,330)
Allocation period adjustments, net – Envirogen, Inc.	(2,583)
Impairment – discontinued operations (see Note 13)	(28)

Balance at May 31, 2004	$523,097

Preliminary determinations of goodwill associated with the EDS, Coastal and LFG&E acquisitions were recorded as of May 31, 2004. These purchase price allocations may change for up to one-year subsequent to the acquisition date, as we have not obtained all of the appraisals of the property and equipment and intangible assets purchased, nor have we completed all of our review and valuation procedures of the assets acquired and the liabilities assumed. We had tax deductible goodwill of approximately $188.9 million and $184.5 million as of May 31, 2004 and August 31, 2003, respectively.

We completed our annual impairment test during the third quarter of fiscal 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and determined that goodwill was not impaired. We test goodwill for impairment at our operating segment level. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our three segments based on projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair values by segment to the respective net book values, including goodwill. If the net book value of a segment exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the segment’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a segment’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our projected discounted cash flows, in addition to our stock price and market value of interest-bearing obligations. We do not believe any events have occurred since our annual impairment test that would cause an impairment of goodwill.

Other Intangible Assets

At May 31, 2004 and August 31, 2003, identifiable intangible assets, other than contract adjustments, consisted of proprietary ethylene technology acquired in the Stone & Webster transaction in fiscal 2000, certain petro-chemical process technologies, patents and tradenames acquired in the Badger Technologies acquisition in fiscal 2003 (both of which are being amortized over fifteen years on a straight-line basis) and patents acquired in the IT Group transaction in fiscal 2002 (which are being amortized over ten years on a straight-line basis). Additionally, we recorded a customer relationship intangible related to the IT Group transaction, which is being amortized over ten years on a straight-line basis and technology patents in the Envirogen acquisition which are being amortized over 3 to 7 years on a straight-line basis.

The gross carrying values and accumulated amortization of these identifiable intangible assets as of August 31, 2003, November 30, 2003, February 29, 2004 and May 31, 2004 are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relations
	Gross Carrying	Accumulated	Gross-Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2003	$36,161	$(5,818)	$2,016	$(202)
Quarterly amortization	—	(603)	—	(50)

Balance at November 30, 2003	36,161	(6,421)	2,016	(252)
Quarterly amortization	—	(753)	—	(117)

Balance at February 29, 2004	$36,161	$(7,174)	$2,016	$(369)
Allocation period adjustments –
Badger acquisition	4,205	—	—	—
Envirogen acquisition	2,000	—	—	—
Quarterly amortization	—	(1,274)	—	(52)

Balance at May 31, 2004	$42,366	$(8,448)	$2,016	$(421)

The annual amortization for the identifiable intangible assets is expected to be approximately $2.9 million related to proprietary technologies and patents and approximately $0.2 million related to customer relationships.

During the three months ended May 31, 2004, in connection with the completion of our valuation of intangibles related to our acquisitions of Badger Technologies and Envirogen, Inc., we recognized additional amortization of intangibles to reflect accumulated amortization as if the intangibles had been valued at the final purchase price allocation amounts as of the acquisition date.

Contract Liability Adjustments and Accrued Contract Loss Reserves

The construction contract adjustments and contract loss reserves established in purchase accounting (related to the IT Group and Stone & Webster transactions) are recognized periodically as reduction of direct costs.

Contract liability (asset) adjustments related to the IT Group acquisition are amortized proportionately based on the projected revenues for the period as a percentage of the total projected revenues for the acquired contracts. The projected and total revenue for each period were established at the time of the acquisition when the contract liability (asset) adjustments were finalized and are not adjusted for changes, if any, in the revenues, costs or timing of the related projects. Contract liability adjustments related to the Stone & Webster acquisition are amortized to achieve an estimated market profit margin for certain acquired contracts as of the acquisition date. The margin on each contract is adjusted to the estimated market profit margin until the reserves are depleted or the contract is completed. In the period each contract is completed, the remaining unamortized reserves are reduced to zero.

The following table presents the additions to and utilization of contract liability adjustments and accrued contract loss reserves for the periods indicated (in thousands):

		Asset or	Cost of
	March 1,	Liability	Revenues	May 31,
	2004	Increase/	Increase/	2004
Three Months Ended May 31, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(2,312)	$—	$449	$(1,863)
Contract liability adjustments	24,526	—	(3,597)	20,929
Accrued contract loss reserves	1,267	—	(322)	945

Total	$23,481	$—	$(3,470)	$20,011

		Asset or	Cost of
	September 1,	Liability	Revenues	May 31,
	2003	Increase/	Increase/	2004
Nine Months Ended May 31, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$—	$1,347	$(1,863)
Contract liability adjustments	32,551	—	(11,622)	20,929
Accrued contract loss reserves	9,858	—	(8,913)	945

Total	$39,199	$—	$(19,188)	$20,011

		Asset or	Cost of
	March 1,	Liability	Revenues	May 31,
	2003	Increase/	Increase/	2003
Three Months Ended May 31, 2003	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(7,578)	$—	$1,450	$(6,128)
Contract liability adjustments	42,307	—	(6,759)	35,548
Accrued contract loss reserves	24,338	(860)	(7,839)	15,639

Total	$59,067	$(860)	$(13,148)	$45,059

		Asset or	Cost of
	September 1,	Liability	Revenues	May 31,
	2002	Increase/	Increase/	2003
Nine Months Ended May 31, 2003	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(12,150)	$2,216	$3,806	$(6,128)
Contract liability adjustments	69,140	(9,734)	(23,858)	35,548
Accrued contract loss reserves	11,402	13,790	(9,553)	15,639

Total	$68,392	$6,272	$(29,605)	$45,059

The increases and decreases in the contract liability (asset) adjustments and accrued contract loss reserves for the three and nine months ended May 31, 2003 represent allocation period adjustments related to the IT Group transaction. Contract asset adjustments are included in other current assets in the accompanying condensed consolidated balance sheets.

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

Note 6 — Inventories

The major components of inventories were as follows as of the dates indicated (in thousands):

	May 31, 2004			August 31, 2003
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$27,601	$—	$27,601	$29,660	$—	$29,660
Raw Materials	2,096	47,318	49,414	7,976	38,950	46,926
Work In Process	1,690	5,202	6,892	468	9,192	9,660

	$31,387	$52,520	$83,907	$38,104	$48,142	$86,246

Included in Other Assets is $27.3 million representing the value of the Pike project site, land and materials and equipment which we obtained in settlement of our claim in the bankruptcy proceeding of our customer in November, 2003. During 2004, we finalized the valuation of the equipment and reached settlements with certain vendors for release of our obligations related to the equipment. As equipment is sold to third parties, we will recognize income or loss for the difference between the proceeds on the sales and the book values of the items of equipment using the specific identification method of cost recognition for these components.

Note 7 — Investments in Unconsolidated Entities

The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method. As of May 31, 2004, we adopted FASB Interpretation No. 46-R, “Variable Interest Entities (VIEs)”, for entities created prior to January 31, 2003. Upon adoption, some of our unconsolidated entities, including Shaw-Nass Middle East, W.L.L. and Shaw YPC Piping (Nanjing) Co. LTD, were determined to be VIEs for which we are the primary beneficiary. These entities have been consolidated as of May 31, 2004 although the results of their operations are reflected in earnings (losses) from unconsolidated subsidiaries for the three and nine months ended May 31, 2004 (see Note 14).

	May 31,	August 31,
	2004	2003
Investments in unconsolidated entities, joint ventures and limited partnerships (dollars in thousands):
Shaw-Nass Middle East, W.L.L.	$—	$2,644
EntergyShaw L.L.C.	(2,460)	(2,231)
Shaw YPC Piping (Nanjing) Co. LTD	—	2,556
Stennis joint venture	4,227	3,650
PFH Management, L.L.C.	3,310	3,200
Nordic	1,930	1,930
Other unconsolidated entities, joint ventures and limited partnerships	14,314	12,126

	21,321	23,875

Long-term advances to and receivables from unconsolidated entities:
Shaw-Nass Middle East, W.L.L.	—	6,217
Shaw YPC Piping (Nanjing) Co. LTD	—	3,081

	—	9,298

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$21,321	$33,173

Accounts payable to unconsolidated entities:
Shaw-Nass Middle East, W.L.L.	$—	$198

Earnings (losses) from unconsolidated entities are summarized as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Earnings (losses) from unconsolidated entities:
Shaw-Nass Middle East, W.L.L.	$120	$(409)	$(758)	$(520)
EntergyShaw L.L.C.	(212)	(336)	(148)	(3,389)
Shaw YPC Piping (Nanjing) Co. LTD	(296)	(165)	(737)	(423)
Stennis joint venture	288	308	743	928
PFH Management, L.L.C.	68	—	110	—
Nordic	—	—	—	—
Other joint ventures	358	712	1,398	530

	$326	$110	$608	$(2,874)

Shaw-Nass Middle East, W.L.L. (“Shaw-Nass”) is our Fabrication, Manufacturing and Distribution segment’s joint venture located in Bahrain. Advances to and receivables from Shaw-Nass relate primarily to inventory and equipment sold to the joint venture. Effective May 31, 2004, we consolidated this entity in accordance with FIN 46-R as this entity is a variable interest entity and we are the primary beneficiary (see Note 14).

Our EntergyShaw L.L.C. (“EntergyShaw”) joint venture was created in fiscal 2001 to focus on the construction of power plants in North America and Europe. EntergyShaw is currently in the dissolution process which is expected to occur before the end of 2004. We may be required to make additional contributions to the joint venture prior to its final dissolution.

During fiscal 2002, our Fabrication, Manufacturing and Distribution segment invested approximately $3.1 million to acquire a 49% interest in a new pipe fabrication joint venture in China, Shaw YPC Piping (Nanjing) Co. LTD. This China joint venture became operational in late January 2004 and prior to that time, the losses recognized related primarily to start-up costs associated with the joint venture. Effective May 31, 2004, we consolidated this entity in accordance with FIN 46-R as this entity is a variable interest entity, and we are the primary beneficiary (see Note 14).

In connection with the IT Group transaction, we acquired an investment in the Stennis joint venture in our E&I segment. We have a 45% equity interest in this joint venture which provides facility management services to the Stennis Space Center in Mississippi. For the three and nine months ended May 31, 2004, distributions were $0.5 million.

During fiscal 2003, our E&I segment contributed cash of $3.2 million to the PFH Management L.L.C., for a 30% equity interest. This joint venture was established to undertake the privatization of military housing for primarily Air Force personnel and their families at Patrick Air Force Base, Florida, under a housing design, build and rental contract. This entity is a VIE; however, we are not the primary beneficiary (see Note 14).

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

In connection with certain housing privatization joint ventures, we made equity contributions of approximately $0.3 million during the third quarter of fiscal 2004. As of May 31, 2004, we are also scheduled to make additional equity contributions of approximately $11.6 million beginning in the fourth quarter of fiscal 2004 and into the first quarter fiscal 2005; however, the exact timing of these equity contributions is uncertain, as they are dependent on the progress of the underlying projects.

Note 8 — Debt

	May 31,	August 31,
	2004	2003
Long-term debt consisted of (dollars in thousands):
Credit Facility	$—	$—
10.75%, $253 million Senior Notes	250,376	250,136
LYONs Convertible Securities	860	251,489
Long term debt of Variable Interest Entities	8,560	—
Other long-term debt	5,978	7,994

Total debt	265,774	509,619
Less: current maturities	6,746	258,758

Total long-term portion of debt	$259,028	$250,861

Credit Facility

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three year term from that date. On October 17, 2003, we amended our Credit Facility to increase the credit limit from $250 million to $300 million and to amend certain of the covenants contained therein.

The Credit Facility provides for both revolving credit loans and letters of credit within the $300 million limit. We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases and acquisitions.

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor’s Rating Services and Moody’s Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) the base rate to 2.50% over the base rate. On May 31, 2004, the interest rate on the Credit Facility would have been either 5.0% (if the prime rate index had been chosen) or 3.6% (if the LIBOR rate index had been chosen). On May 31, 2004, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $249.0 million.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. As of May 31, 2004, we do not have outstanding borrowings under our Credit Facility. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

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

The Credit Facility, as amended, contains certain financial covenants, including:

•	a leverage ratio of 3.5x through May 31, 2004 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations (Adjusted EBITDA). The Third Amendment lowered the minimum Adjusted EBITDA covenant from a trailing twelve month $120 million to $15 million for the fiscal quarter ending February 29, 2004, $42.5 million for the two fiscal quarters ending May 31, 2004, $75 million for the three fiscal quarters ending August 31, 2004 and $110 million thereafter on a rolling twelve month basis; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

As of May 31, 2004, we were in compliance with the covenants contained in the Credit Facility.

As of May 31, 2004 and August 31, 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16.8 million and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $7.6 million and $1.3 million, respectively, at a weighted average interest rate of approximately 4.25% and 4.25%, respectively, at May 31, 2004 and August 31, 2003. These subsidiaries also had outstanding letters of credit under these lines of $0.2 million and $4.2 million, respectively, at May 31, 2004 and August 31, 2003, leaving $8.9 million of availability under these lines at May 31, 2004.

As of May 31, 2004, one of our consolidated joint ventures had a committed short-term revolving line of credit of $3.4 million with borrowings of $2.9 million at a weighted average interest rate of 5.25% for which we guarantee the debt.

Senior Notes

On March 17, 2003, we issued and sold $253.0 million aggregate principal amount at maturity of 10.75% Senior Notes due 2010, or Senior Notes, which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The Senior Notes have a call (repurchase) feature that allows us to repurchase all or a portion at the following prices (as a percentage of maturity value) and dates:

Price as
Call	Percentage of
(Repurchase) Dates	Maturity Value
March 15, 2007	105.375%
March 15, 2008	102.688%
March 15, 2009 until maturity	100.000%

Additionally, prior to March 15, 2006, we may, at our option, utilize the net cash proceeds from one or more specified equity offerings, within ninety days of our receipt of the equity funds, to repurchase up to 35% of the then outstanding amount of Senior Notes at a price of 110.75% of the maturity value of the Senior Notes. Prior to March 15, 2007, we may, at our option, repurchase all of the then outstanding Senior Notes at a price equal to the principal amount of the notes plus a specified applicable premium. The Senior Notes are unsecured but are guaranteed by all of our material domestic subsidiaries. Upon the sale of assets exceeding $10 million, we may use the proceeds to either reduce senior debt, borrowings drawn under our Credit Facility, or acquire additional assets within a one year period. To the extent any remaining proceeds remain after one year, we are required to offer to purchase the Senior Notes at their full accreted value.

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

Under two separate purchases during fiscal 2003, we purchased LYONs with an amortized value of $278.2 million and an aggregate principal value of $416.6 million for a cost of $268.7 million. The purchases, after expenses and the write-off of unamortized debt issuance costs of $6.7 million, resulted in a net gain of $2.8 million.

In November 2003, pursuant to a tender offer which commenced on October 20, 2003, we completed the purchase of LYONs with an amortized value of $189.8 million and aggregate principal value of $280.4 million for a total cost of $189.3 million. Pursuant to a private purchase of LYONs completed on November 26, 2003, we purchased additional LYONs with an amortized value of $5.4 million and aggregate principal value of $8.0 million for a total cost of $5.4 million. The two LYONs purchases, after expenses and the write-off of unamortized debt issuance costs of $1.8 million, resulted in a loss of $1.2 million reflected in the loss on LYONs repurchase line item of the consolidated statement of operations for the nine months ended May 31, 2004. These repurchases were funded with cash raised from our offering of 23 million shares of common stock, which closed on October 29, 2003 and generated net proceeds of $217.5 million (see Note 3). The remaining proceeds of $22.8 million were held in escrowed cash until such funds were used to repurchase additional LYONs in May 2004, as described below.

On May 3, 2004, we completed a tender offer to purchase any or all of the outstanding LYONs submitted to us for purchase by the holders at the then accreted value. At the time of the tender offer, there was $85.0 million aggregate principal amount at maturity of LYONs outstanding, with an aggregate accreted value as of that date of approximately $58.1 million. As a result of the tender offer, we were able to purchase $57.2 million in accreted value. Approximately $60,000 of expenses were incurred representing the majority of our loss on the repurchase of the LYONs for the third quarter of fiscal 2004.

The holders of the remaining LYONs, $0.9 million of accreted value as of May 31, 2004, have the right to require us to repurchase the LYONs on May 1, 2006, May 1, 2011 and May 1, 2016 at the then accreted value ($1.1 million at May 1, 2016). We have the right to fund such repurchases with shares of our common stock at the current market value, cash, or a combination of common stock and cash.

Any remaining holders also have the right to require us to repurchase the debt in cash, at the then-accreted value, if there is a change in control, as defined in the LYONs Indenture, occurring on or before May 1, 2006. We may redeem all or a portion of the debt at the then-accreted value, through cash payments, at any time after May 1, 2006.

During the three and nine months ended May 31, 2004 and 2003 we recognized $1.1 million and $3.5 million and $1.7 million and $6.2 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our LYONs, Senior Notes, and the Credit Facility. The expenses associated with the LYONs were amortized to the first repurchase date of the debt or May 1, 2004. As of May 31, 2004 and August 31, 2003, total unamortized deferred financing fees relating to the LYONs, Senior Notes, and Credit Facility were $11.9 million and $14.1 million, respectively.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in our shareholders’ equity other than changes from transactions with our shareholders. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	May 31,
	2004	2003
Net income (loss)	$6,399	$3,083
Additional pension liability not yet recognized in periodic pension expense, net of income taxes	—	—
Foreign currency translation adjustments	(893)	2,955
Unrealized net losses on hedging activities, net of income taxes	(152)	(159)
Unrealized gains on securities available for sale, net of income taxes	—	91
Less: Reclassification adjustments for gains included in net income	—	(211)

Total comprehensive income (loss)	$5,354	$5,759

	Nine Months Ended
	May 31,
	2004	2003
Net income (loss)	$(40,997)	$11,664
Additional pension liability not yet recognized in periodic pension expense, net of income taxes	—	(6,300)
Foreign currency translation adjustments	4,228	4,740
Unrealized net gains on hedging activities, net of income taxes	376	67
Unrealized gains on securities available for sale, net of income taxes	—	385
Less: Reclassification adjustments for gains included in net income	—	(259)

Total comprehensive income (loss)	$(36,393)	$10,297

The foreign currency translation adjustments relate primarily to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Australian and Canadian dollars and the Euro.

Effective February 28, 2003, we recorded a $6.3 million net of tax liability for our Canadian defined benefit retirement plan and one of our United Kingdom (U.K.) defined benefit retirement plans. This liability is required to be recognized on the plan sponsor’s balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. In accordance with SFAS No. 87, “Employers Accounting for Pensions” the increase in the minimum liability is recorded through a direct charge to shareholders’ equity and is, therefore, reflected, net of tax, as a component of accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheets as of May 31, 2004 and August 31, 2003.

For the three and nine months ended May 31, 2004 and 2003, our hedging activities were not material.

Note 10 — Business Segments

We segregate our business activities into three operating segments: Engineering, Construction & Maintenance (ECM) segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment.

The following table presents information about segment results of operations and assets for the periods indicated (in thousands):

			Fabrication,
			Manufacturing &
	ECM	E&I	Distribution	Corporate	Total
Three Months Ended May 31, 2004
Revenues from external customers	$498,510	$375,155	$44,107	$—	$917,772
Intersegment revenues	820	448	3,387	—	4,655
Income (loss) before income taxes	10,243	22,631	4,446	(16,453)	20,867
Three Months Ended May 31, 2003
Revenues from external customers	$464,098	$298,783	$58,776	$—	$821,657
Intersegment revenues	6,633	895	889	—	8,417
Income (loss) before income taxes	(2,911)	21,071	3,147	(15,935)	5,372
Nine Months Ended May 31, 2004
Revenues from external customers	$1,152,009	$967,645	$134,119	$—	$2,253,773
Intersegment revenues	5,723	711	4,319	—	10,753
Income (loss) before income taxes	(43,416)	60,640	6,207	(73,003)	(49,572)
Nine Months Ended May 31, 2003
Revenues from external customers	$1,465,528	$873,490	$190,981	$—	$2,529,999
Intersegment revenues	26,660	4,229	7,114	—	38,003
Income (loss) before income taxes	(10,424)	65,302	14,773	(48,675)	20,976
Total assets as of:
May 31, 2004	$795,458	$587,287	$278,568	$450,637	$2,111,950
August 31, 2003	739,941	550,789	274,512	465,533	2,030,775

Segment income (loss) before income taxes does not include any Corporate management charges. Corporate management charges to segments were $13.3 million and $40.8 million and $11.9 million and $34.9 million for the three and nine months ended May 31, 2004 and May 31, 2003, respectively. In fiscal 2003, Corporate began allocating certain depreciation to its segments; however, such assets remain at the Corporate level. The total depreciation allocated is as follows (in thousands):

			Fabrication,
			Manufacturing &
	ECM	E&I	Distribution	Corporate	Total
Three Months Ended May 31, 2004	$605	$324	$63	$(992)	$—
Three Months Ended May 31, 2003	3,052	11	—	(3,063)	—
Nine Months Ended May 31, 2004	$1,697	$752	$187	$(3,446)	$—
Nine Months Ended May 31, 2003	9,157	33	—	(9,190)	—

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

	May 31,	August 31,
	2004	2003
Total segment assets	$2,111,950	$2,030,775
Elimination of intercompany receivables	(9,293)	(13,385)
Income tax entries not allocated to segments	(48,519)	(33,277)
Other consolidation adjustments and eliminations	(69)	2,002

Total consolidated assets	$2,054,069	$1,986,115

Note 11 — Earnings (Loss) Per Common Share

Computations of basic and diluted earnings (loss) per share are presented below (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
BASIC:
Income (loss) from continuing operations	$10,036	$3,643	$(36,927)	$11,230
(Loss) income from discontinued operations, net of taxes	(3,637)	(560)	(4,070)	434

Net income (loss)	$6,399	$3,083	$(40,997)	$11,664

Weighted average common shares	61,826	37,743	56,271	37,967

Basic earnings (loss) from continuing operations per share	$0.16	$0.10	$(0.66)	$0.30
(Loss) income from discontinued operations, net of taxes	(0.06)	(0.02)	(0.07)	0.01

Basic earnings (loss)	$0.10	$0.08	$(0.73)	$0.31

DILUTIVE:
Income (loss) from continuing operations	$10,036	$3,643	$(36,927)	$11,230
Interest on convertible debt, net of taxes	—	—	—	—

Income (loss) from continuing operations for diluted computation	10,036	3,643	(36,927)	11,230
(Loss) income from discontinued operations, net of taxes	(3,637)	(560)	(4,070)	434

Net income (loss) for diluted computation	$6,399	$3,083	$(40,997)	$11,664

Weighted average common shares (basic)	61,826	37,743	56,271	37,967
Effect of dilutive securities:
Stock options	425	368	—	438
Restricted stock	512	—	—	—
Convertible debt	—	—	—	—

Adjusted weighted average common shares and assumed conversions	62,763	38,111	56,271	38,405

Diluted earnings (loss) from continuing operations per share	$0.16	$0.10	$(0.66)	$0.29
(Loss) income from discontinued operations, net of taxes	(0.06)	(0.02)	(0.07)	0.01

Diluted earnings (loss) per share	$0.10	$0.08	$(0.73)	$0.30

Weighted-average incremental shares that were excluded from the calculation of diluted income (loss) per share because they were antidilutive follow (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Weighted-average incremental shares:
Stock options	3,723	3,900	5,287	3,700
Restricted stock	—	—	415	—
LYONs convertible debt	486	4,405	1,324	5,831

Note 12 — Claims and Other Contingencies Related to Major Projects

We include in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, claims representing the estimated recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount that such additional revenues can be reliably estimated. Summarized below is a discussion of claims on major projects as of May 31, 2004.

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

During the first quarter of fiscal 2004, we recorded an additional loss on these two projects of $39.3 million ($4.8 million of which was reversal of profit recognized prior to fiscal 2004). Approximately $34.5 million represents actual and estimated increased costs to complete the Covert project primarily due to the failure of installed equipment, required rework and vendor and subcontractor delays. The $39.3 million loss was net of additional expected claims of approximately $1.2 million. During the third quarter of 2004, we recorded a reduction in the gross profit on the Harquahala project resulting from a $2.2 million reduction in our estimated claims recovery and an increase of $2.2 million in estimated cost of completion related primarily to the duration of our involvement in start-up and warranty related activities.

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

While we previously demonstrated substantial completion on all six units, the owners did not accept our various unit and facility completion dates and continued to assess liquidated damages. The owners accepted substantial completion of the Covert units in January 2004 and the Harquahala units in March 2004. The owners have not accepted facility completion on either project, because they believe we must post letters of credit on two projects totaling $43.0 million as security for warranty work in order to achieve facility completion. We firmly disagree with this position and believe we will ultimately prevail on this issue. Until all outstanding disputes are resovled, we do not intend to post additional letters of credit. In the meantime, we intend to comply with our warranty obligations. Through May 31, 2004, the owners have assessed approximately $55.6 million in liquidated damages in total on the two projects. The ultimate assessment could be higher as the owners assess daily liquidated damages until facility completion is accepted ($70,000 per day at Covert and $63,000 at Harquahala) up to a maximum of approximately $130 million for both projects. As of May 31, 2004, the owners have withheld $44.9 million from milestone payments due us as an offset to their assessment of liquidated damages. On March 29, 2004, we filed liens against both projects and have initiated binding arbitration regarding our claims. Arbitration with the owners is currently expected to occur in the summer of calendar year 2005.

On February 20, 2004, we were notified by the lenders of the Harquahala project of their intention to draw $18.7 million under the existing $32.5 million letter of credit for assessed liquidated damages. We sought an injunction in the Supreme Court of the State of New York to preclude the lenders from drawing under the letter of credit until arbitration with the owners on the underlying claims is resolved. A temporary restraining order has been granted prohibiting the owners from drawing under the $32.5 million letter of credit until the Supreme Court of New York is able to fully review the injunction which is not expected to occur until the fall of calendar year 2004. The lenders have filed an appeal.

Based on our evaluation and advice of legal counsel, we believe we have defenses to the owners’ claims of liquidated damages. We intend to vigorously contest the assessment. Additionally, we believe that a substantial portion of the delays were caused by our vendors, subcontractors and equipment manufacturers from whom we may collect delay and related damages, and we are pursuing these actions. For these reasons, our revenue and cost estimates reflect our expectation that we will not incur liquidated damages in excess of amounts we believe would be recoverable from others. However, there can be no absolute assurance that delay damages will not have to be paid. If we are required to pay the owners delay damages that we cannot recover from subcontractors, vendors, or equipment manufacturers, that amount will be recorded as a loss.

Unrelated to the claims for delay damages discussed above, we have recorded approximately $25.2 million in claims receivable from the owners, vendors, subcontractors, equipment manufacturers, and insurance. Based on our evaluation of the contractual terms, our claims documentation, and the advice of legal counsel, we believe we have a strong basis for these claims (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; but we have only recorded a claim receivable for the portion that we estimate will ultimately be collected. Recovery of the claims is dependent upon our negotiations, arbitration and litigation with the owners and their lenders, several subcontractors, vendors and equipment manufacturers. Due to the uncertainties surrounding litigation or arbitration of this nature, we cannot provide absolute assurance to you as to the outcome of these claims or their collectibility.

If we collect amounts different than the amounts that we have recorded as claims receivable of $25.2 million, that difference will be recognized as income or loss. Timing of collection is uncertain at this time, but is not expected in the next twelve months unless a settlement occurs or the disputes are resolved through the dispute resolution process pursuant to the contract.

The following table summarizes contract amounts due from the owners and claims recorded on these projects, excluding claims related to liquidated damages (in millions):

Amounts due from the owners:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$55.4
Milestones unbilled at May 31, 2004	1.7
Claims for additional costs incurred	7.1

Total amounts receivable from the owners	64.2
Claims receivable from subcontractors and others	18.1
Less: Amounts collected by drawing letters of credit posted by the turbine manufacturer on the Covert project(1)	(25.6)

Total amounts receivable, excluding amounts related to liquidated damages	$56.7

(1)	Amounts collected under this letter of credit draw are for both liquidated damages and for other claims against the turbine manufacturer.

The above amounts are all recorded in costs and estimated in earnings in excess of billings on uncompleted contracts including claims on the condensed consolidated balance sheet at May 31, 2004.

In March 2004, we drew the entire amount available under a letter of credit posted by the turbine manufacturer on the Covert project for $25.6 million. The turbine manufacturer disputes the draw under the letter of credit and arbitration is currently scheduled for March 2005. We believe we will prevail in this matter and believe the draw under the letter of credit is in accordance with the terms of the letter of credit. The turbine manufacturer has also filed a demand for arbitration against us for approximately $3.6 million in alleged unpaid technical assistance services.

Although NEG, the parent of the project entities, filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings, and we do not believe NEG’s current financial position will negatively impact future payments to us related to these projects.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of litigation. In addition, we hold liens against the projects in connection with our claims under the contract. We cannot provide assurances to you of the value of such liens or our ability to execute on such liens in a timely manner.

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

In addition, we initiated an arbitration action in September 2003 against the heavy equipment supplier to recover $15 million in costs incurred as a result of defects in their equipment. Selection of the arbitrators has been a highly contentious process. A third arbitrator was finally identified in June, 2004 but no schedule has been set for the discovery and hearing phases of those proceedings.

Discovery is currently underway in the AES litigation, and the case is scheduled for a jury trial in March 2005. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of May 31, 2004, there have been no significant changes with regard to this project and related disputes when compared to August 31, 2003. During the three and nine months ended May 31, 2004, we have continued to incur additional project costs which have been considered in our total estimate of claims against the owners, subcontractors and vendors due.

In excess of the original $99.0 million contract price, we have recorded claims receivable from AES of $18.0 million for additional costs incurred due to the fire, misrepresentation of the percentage of completion, disputed change orders and other claims. In addition, we have claims of approximately $6.4 million that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors. Of the $6.4 million, we have collected, $1.5 million through a draw on a letter of credit posted by Parsons. Parsons disputes our claims and has filed a counterclaim alleging payments due of $1.9 million and the return of the $1.5 million letter of credit draw.

Of the original $99.0 million contract price, AES has not paid $22.0 million of billed milestones and $7.1 million of retention. In addition, $2.8 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur during our fourth fiscal quarter of 2004. Under the terms of the EPC contract, AES, at its option, may pay up to $27.7 million of the contract price in subordinated notes or cash. The subordinated notes, $25.0 million of which we consider as issued as of May 31, 2004 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million. In August and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws which remained outstanding as of May 31, 2004. We recorded revenue of $43.1 million and a loss of $2.3 million from this contract for the year ended August 31, 2003. For the three and nine months ended May 31, 2004, no gross margin has been recorded from this contract.

The following table summarizes contract amounts due from AES and claims recorded on the project (in millions):

Amounts due from AES:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$22.0
Subordinated Notes Receivable from AES	25.0
Retention receivable	7.1
Milestones unbilled at May 31, 2004 (to be billed upon completion of final testing and final acceptance)(1)	2.8

Total contractual amounts due from AES	56.9
Reimbursement of letter of credit draws	28.0
Claims for additional costs incurred	18.0
Less: Amount of liquidated damages that have been included in costs	(5.2)

Total receivables from AES recorded as of May 31, 2004	97.7
Claims receivable from subcontractors and others	6.4
Less: Amount collected by drawing letter of credit posted by Parsons	(1.5)
Less: Amounts collected by drawing letters of credit posted by the turbine manufacturer (2)	(15.0)

Total receivables recorded as of May 31, 2004	$87.6

(1)	Of the total milestones unbilled at May 31, 2004, $2.7 million could be paid by AES in Subordinated Notes.

(2)	Amounts collected under this letter of credit draw are for both liquidated damages and for other claims against the turbine manufacturer.

The above amounts are all recorded in costs and estimated earnings in excess of billings on uncompleted contracts including claims on the condensed consolidated balance sheet at May 31, 2004.

If we collect amounts different than the amounts that we have recorded as receivables from AES of $97.7 million or if we collect amounts different than the amounts receivable from subcontractors and others of $6.4 million, the difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage of completion and other delays caused by AES, subcontractors and vendors, we recognized a reduction of revenue of approximately $5.2 million of liquidated damages. Of the remaining $34.8 million of liquidated damages, we have excluded $16.8 million from our cost estimates and we have recorded recoveries of approximately $18.0 million from subcontractors and vendors, including the turbine manufacturer. In the first quarter of fiscal 2004, we drew down $15.0 million from a letter of credit posted by the turbine manufacturer. The turbine manufacturer disputes the letter of credit draw and has initiated arbitration through a counterclaim for the return of the $15.0 million letter of credit draw and has asserted additional claims of $12.7 million for equipment, parts and services allegedly provided.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project (in millions):

Amount of liquidated damages that have been included in costs	$5.2
Amounts related to liquidated damages that have been excluded from our recorded costs:
Liquidated damages relief from AES	16.8
Liquidated damages to be reimbursed by subcontractors and vendors	18.0

34.8

Total liquidated damages assessed by AES	$40.0

If we are required to pay liquidated damages to AES of more than the $5.2 million and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as a loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the subordinated notes. We also filed a lien against the project in connection with our claims under the contract. We cannot provide absolute assurance to you of the value of such lien or our ability to execute on such lien in a timely manner.

Other

We have substantially completed a major project to construct a chemical processing facility in Freeport, Texas. Estimated total project costs exceeded the original target price contract. We have submitted a request for adjustment to the contract for amounts in excess of $21 million. We have recognized no gross profit on the cost incurred to date on this project. A formal mediation has been scheduled for August 11, 2004. If our proceeds upon final settlement of our disputes with the owner are more than or less than the cost we have recorded at the completion of the project, we will record a gain or loss for the difference in the period the settlement amount is known.

Marcus Hook Project

Our EPC project with FPL-Energy (“FPLE”) for a combined-cycle cogeneration plan and auxiliary boiler facility in Marcus Hook, Pennsylvania, was delayed for various reasons and the customer has disputed and has requested an audit of $6.7 million of project costs which we believe are reimbursable under the terms of the contract.

Additionally, our subcontractors on the project are alleging total damages of approximately $21.2 million related to project delays. We have asserted a counterclaim of approximately $8.3 million for costs associated with us obtaining another third party subcontractor to perform work after one initial subcontractor failed to complete the project. Mediation with these subcontractors has been scheduled for late August 2004. We believe any amounts that we incur related to this project, including legal costs to pursue these issues with subcontractors, are recoverable from FPLE under the terms of the contract. However, FPLE has disputed whether these costs are fully reimbursable.

We cannot provide absolute assurance to you as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE.

Accounts Receivable

In addition to claims on major projects, accounts receivable on the accompanying consolidated balance sheets as of May 31, 2004 and August 31, 2003 included the following:

	May 31,	August 31,
	2004	2003
Amounts included in accounts receivable (in thousands):
Unbilled accounts receivable	$17,029	$25,546
Retainage	46,654	40,271

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

Note 13 — Assets Held for Sale and Discontinued Operations

Discontinued Operations

During the third quarter of fiscal 2004, we committed to pursue the disposition of our hanger engineering and pipe support businesses within a one year timeframe. These businesses are accounted for as discontinued operations in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, accordingly, amounts in the condensed consolidated financial statements for all periods shown, reflect discontinued operations accounting. Revenue from these discontinued businesses were $2.0 million and $6.4 million and $2.3 million and $11.3 million for the three and nine months ended May 31, 2004 and 2003, respectively. Income (loss) from discontinued operations was ($3.6 million) and ($4.1 million) and ($0.6 million) and $0.4 million for the three and nine months ended May 31, 2004 and 2003, respectively. For the three and nine months ended May 31, 2004 the loss from discontinued operations includes a $5.0 million ($3.0 million, net of tax) charge to reduce the carrying value of these assets and liabilities to their estimated fair market value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. Any corporate expenses previously allocated to the discontinued operations have been absorbed by the remaining continuing operations, resulting in a restatement of operating income for the Fabrication, Manufacturing and Distribution segment.

As of May 31, 2004, the assets and liabilities of these discontinued operations included inventory, machinery and equipment of $1.8 million.

Assets Held For Sale

Beginning in the second quarter of fiscal 2004, we actively began marketing for sale two fabrication facilities in an effort to consolidate operations and reduce costs within our Fabrication, Manufacturing and Distribution segment. The operations of these two facilities were absorbed by other fabrication facilities with no significant impact to revenue or gross margin. In addition, we also began actively marketing for sale certain investment real estate property.

During the third quarter of fiscal 2004, we accepted an offer to lease one of the fabrication facilities for a five year term and have reclassified the asset as an asset held for use as of May 31, 2004. The impact to our condensed consolidated statements of operations for the three and nine months ended May 31, 2004 was minimal.

The total carrying value of the assets held for sale as of May 31, 2004 is approximately $5.8 million and is included in other current assets. No gain or loss has been recognized for the three and nine months ended May 31, 2004 as the estimated fair value less costs to sell of each property exceeds its carrying value.

Note 14 — New Accounting Pronouncements

FIN 46 – “Consolidation of Variable Interest Entities” and FIN 46 Implementation Issues (FIN 46-R)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” which was revised in December 2003 to address certain FIN 46 implementation issues (FIN 46-R). This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, limited liability company (LLC), trust, or any other legal structure used for business purposes that either (1) has insufficient financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN 46-R apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the first period ending after March 15, 2004 (May 31, 2004 for us).

Common in the engineering, procurement and construction industries, we enter into joint venture arrangements and create entities such as limited liability companies (LLCs) and limited partnerships to conduct operating activities on our behalf as well as other third parties. The ownership interest and terms of each joint venture arrangement and the LLC and limited partnership agreements are different but may include financing from third party lenders and committed funding level requirements. In addition, we may be the managing partner for some of these entities where we may have the ability to exercise significant influence over operating and financial policies. FIN 46-R requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. A variable interest holder that consolidates the variable interest entity (VIE) is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities and non-controlling interests as if it were consolidated based on majority voting interest.

Prior to adopting FIN 46-R, we generally consolidated entities based on a controlling financial interest through ownership of a majority voting interest in the entity.

We have analyzed our joint ventures, LLCs and limited partnerships and have identified VIEs of which we are the primary beneficiary and other VIEs of which we are not the primary beneficiary. We account for our investment in material VIEs of which we are the primary beneficiary in accordance with FIN 46-R.

As of May 31, 2004, the total assets and liabilities before intercompany eliminations of those VIEs of which we are the primary beneficiary were approximately $63.3 million and $43.9 million, respectively. The total assets and liabilities of those VIEs that we are not the primary beneficiary were approximately $26.3 million and $14.3 million, respectively, as of May 31, 2004.

The major captions of assets and liabilities included in the condensed balance sheet as of May 31, 2004 related to these VIEs are as follows:

May 31,
2004
Assets:
Cash	$10,285
Accounts receivable	8,644
Inventories	8,404
Property and equipment	22,797
Other assets	8,716

Total assets	$58,846

Liabilities:
Accounts payables and accrued liabilities	7,723
Billings in excess of cost and estimated earnings	11,542
Short-term line of credit	2,879
Long-term debt	8,560
Other liabilities	780

Total liabilities	$31,484

Minority Interest	$9,112

The following is a summary of our significant variable interest entities at May 31, 2004:

•	In November 1993, Shaw-Nass Middle East, W.L.L. (“Shaw-Nass”) was created to support the fabrication and distribution of pipe in the Middle East. We initially invested $0.3 million to acquire a 49% equity interest in the joint venture. Since November 1993, we have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. We have concluded that this entity does not have sufficient equity, and we are the primary beneficiary of this VIE as we are obligated to absorb the majority of the expected losses and have the right to the majority of the residual returns. As of May 31, 2004, we have consolidated this entity which is included in our Fabrication, Manufacturing and Distribution segment. This entity had total assets of approximately $19.7 million and total liabilities of $15.9 million as of May 31, 2004. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to Shaw-Nass for a total of $8.7 million as of May 31, 2004.

•	In May 2002, we invested approximately $3.1 million to acquire a 49% equity interest in a limited partnership, to construct and operate a new pipe fabrication facility in China. During fiscal year 2003, both partners issued interest bearing loans to the partnership to finance working capital and certain equipment purchases. We have concluded that this entity does not have sufficient equity, and we are the primary beneficiary of this VIE as we are obligated to absorb the majority of the expected losses and have the right to the majority of residual returns. As of May 31, 2004, we have consolidated this entity which is included in our Fabrication, Manufacturing and Distribution segment. This entity had total assets and liabilities of approximately $11.2 million and $7.6 million as of May 31, 2004. The creditors of China Joint Venture, currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and our outstanding loan to the partnership for a total of $4.9 million as of May 31, 2004.

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing LLC. We have concluded that this entity is a VIE and we are the primary beneficiary as we are obligated to absorb the majority of the expected losses. As of May 31, 2004, we have consolidated this entity which is included in our ECM segment. This entity had total assets and liabilities of $23.4 million and $15.7 million as of May 31, 2004. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $1.6 million as of May 31, 2004 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb estimated to be approximately $4 million annually.

•	In June, 2003, we contributed $3.2 million of cash to PFH Management L.L.C., for a 30% equity interest. This entity was established to undertake the privatization of military housing for Air Force personnel and their families under a design, build and rental housing contract at Patrick Air Force Base, Florida. PFH Management L.L.C. has an 80% equity interest in Patrick Family Housing, L.L.C. and is the general managing member for Patrick Family Housing, L.L.C. We have concluded that both PFH Management L.L.C. and Patrick Family Housing, L.L.C. are variable interest entities. Under the arrangement, PFH Management L.L.C. is obligated to absorb the majority of the expected losses from Patrick Family Housing L.L.C.; however, we are not the primary beneficiary of PFH Management L.L.C. We account for PFH Management L.L.C. under the equity method. As of May 31, 2004, our maximum exposure to loss consisted of our equity interest of $3.3 million. As of May 31, 2004, Patrick Family Housing, L.L.C. was in the process of obtaining financing from third-party lenders which is expected to be secured by first liens on the rental properties without recourse to the general credit of the owners. As of December 31, 2003, total assets and liabilities of the entity were approximately $11.8 million and $2.7 million.

In connection with the IT Group transaction, we acquired an interest in a joint venture that provides facilities management services. The joint venture partners disputed our acquisition of this investment due to the bankruptcy filing by the IT Group. The court has determined that, if the other joint venture members do not otherwise purchase our interest in the joint venture, we will have a legal economic interest in this joint venture. However, since the time delays for the other joint venture members to purchase our interest have not yet expired, the other joint venture members have refused to provide us with financial and other information related to the joint venture. Since our acquisition of the investment, we have had no involvement in the management or operations of this joint venture. Therefore, we were unable to apply the provisions of FIN 46-R to this entity. Our risk of loss related to this joint venture is limited to our equity investment included in the investments in and advances to unconsolidated entities, joint ventures and limited partnerships line item on the condensed consolidated balance sheets.

Some of our unconsolidated entities have operating agreements that allow for changes in ownership interests and allocation of profits and losses if certain events should occur. These changes, should they occur, would require us to reconsider whether these entities meet the definition of a VIE as well as the determination of the primary beneficiary, if any, in accordance with FIN 46-R.

FASB Exposure Draft — “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.”

On March 31, 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.” The proposed change in accounting would replace the existing requirements under FAS No. 123 and APB No. 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method of APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. We are currently analyzing what impact, if any, the adoption of the exposure draft, if issued as a final standard, will have on our financial position and results of operations.

Note 15 — Contingencies and Commitments

Guarantees

In the ordinary course of business, our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to the letters of credit. At May 31, 2004, the amount of outstanding letters of credit was approximately $249.0 million.

During the nine months ended May 31, 2004, we were required to reimburse a lender $14.1 million for a draw under a letter of credit related to the AES Wolf Hollow project for assessed liquidated damages on the project (see Note 12). No reimbursements were made for the three months ended May 31, 2004 and for the three and nine months ended May 31, 2003.

Certain of our contracts include performance assurances, primarily in our power and process divisions within our ECM segment, which guarantee to our customers certain performance measurements upon completion of a project. If performance assurances are extended to customers, our potential exposure would be determined by the provisions of the contracts, with potential recovery from third party vendors and subcontractors for work performed in connection with the contracts. As a result, the total cost of a project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for a project after final testing of outputs subject to performance guarantees.

We also provide financial guarantees to certain of our unconsolidated joint ventures which are reported under the equity method and are not consolidated on our balance sheet. At May 31, 2004, we had committed to guarantee $0.5 million of bank debt or letters of credit with approximately $0.2 million outstanding as of May 31, 2004. We may also provide performance bonds with respect to our unconsolidated joint ventures. These performance bonds were $61.2 million as of May 31, 2004. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of May 31, 2004.

In January 2003, our subsidiary, Stone & Webster, Inc., was awarded a subcontract to perform engineering services for a company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer for total consideration of approximately $2 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract. That guaranty, by its terms, may be assigned by the Related Company to its client. We also entered into an indemnification and fee agreement between us and the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies, but totals approximately $0.8 million over the 20-year term. Although we believe the probability we will have to make any payments under the guaranty agreement is remote, we have recorded the guarantee at its fair value of approximately $0.3 million. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. We expect that we will not be required to make any payments under the guaranty agreement, but the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13 million over the 20-year term of the contract.

SEC Inquiry

On June 1, 2004 we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry. The SEC has not advised us as to either the reason for the inquiry or its scope. However, the request for information appears to primarily relate to the purchase method of accounting for acquisitions, as presented in our Form 10-K/A for the fiscal year ended August 31, 2003.

The staff’s notice states that the notice should not be construed as an indication of any improper or unlawful conduct by us. In addition, the staff has indicated that the SEC has not issued a formal order. We are cooperating fully with the staff’s informal inquiry.

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc., Tim Barfield, Jr., J.M. Bernhard, Jr., Richard F. Gill and Robert Belk and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004 (the “Class Period”). The complaint alleges, among other things, that certain of our press releases and SEC filings contained material misstatements and omissions, that the manner in which we accounted for certain acquisitions was improper and that as a result, the our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, five additional lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. Three of these actions have been consolidated in the Eastern District of Louisiana.

We believe that our financial statements were prepared in accordance with GAAP and that none of our press releases or public filings contained misrepresentations or omissions. Accordingly, we intend to defend the Company and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on the us.

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

Note 16 — Restricted and Escrowed Cash

In connection with a $565 million EPC project to build a combined cycle power plant in Astoria, New York (the Project Account), all payments received from the project owner are deposited directly in the Project Account and are used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross margin on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has a first lien security interest and, upon certain triggering events, has sole control over the Project Account. Any withdrawals from this Project Account require the approval of both the Guarantor and us.

Upon execution of the contract, the owner deposited approximately $65.1 million into the Project Account. At that time, we received a permitted withdrawal of $17.5 million from the Project Account as an initial payment to begin work. During the three months ended May 31, 2004, the remaining distributions from the Project Account were for the payment of direct project costs and the payment of the guaranty fee in accordance with the terms of the contract. As of May 31, 2004, restricted cash related to this EPC contract was $17.8 million.

As of May 31, 2004, we have $16.0 million in an escrow account related to a subcontractor on an EPC contract. Withdrawals from the account require the approval of the subcontractor and Shaw. The subcontractor may request withdrawals only upon termination or breach of our contract, subject to a 30 day cure period, with the subcontractor. The minimum escrow balance required under the escrow agreement is subject to periodic reductions as Shaw fulfills its payment obligations under the contract with the subcontractor. Shaw is entitled to the balance of the account and all accrued earnings upon completing its payment obligations to the subcontractor.

Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a monthly basis.

Note 17 — Condensed Consolidating Financial Information

The following presents condensed consolidating financial information with respect to our financial position as of May 31, 2004 and August 31, 2003 and the results of our operations for the three and nine months ended May 31, 2004 and May 31, 2003 and cash flows for the nine months ended May 31, 2004 and May 31, 2003.

In connection with our sale on March 17, 2003 of our seven year, 10.75% Senior Notes due March 15, 2010, our material wholly-owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries and variable interest entities) are referred to as the Non-Guarantor Subsidiaries.

The condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the condensed consolidating financial information to the presentation of the consolidated financial statements. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of May 31, 2004
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSET
Current assets	$392,863	$631,431	$179,652	$(43,794)	$1,160,152
Investments in and advances to affiliates	705,090	53,230	7,567	(744,566)	21,321
Intercompany balances	—	—	—	—	—
Property and equipment	34,700	109,694	36,940	(1,319)	180,015
Goodwill	—	487,940	35,157	—	523,097
Other assets	42,051	106,441	24,073	(3,081)	169,484

Total Assets	$1,174,704	$1,388,736	$283,389	$(792,760)	$2,054,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$38,879	$722,061	$171,083	$(46,087)	$885,936
Long-term debt and capital leases	251,049	5,768	16,299	(7,943)	265,173
Intercompany long-term debt	—	—	—	—	—
Other liabilities	11,585	(7,898)	15,898	—	19,585

Total Liabilities	301,513	719,931	203,280	(54,030)	1,170,694
Minority Interest	—	10,184	—	—	10,184
Total Shareholders’ Equity	873,191	658,621	80,109	(738,730)	873,191

Total Liabilities & Shareholders’ Equity	$1,174,704	$1,388,736	$283,389	$(792,760)	$2,054,069

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2003
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$357,956	$579,732	$190,398	$(13,723)	$1,114,363
Investments in and advances to affiliates	779,872	38,752	13,215	(798,666)	33,173
Intercompany balances	—	—	—	—	—
Property and equipment	60,387	110,999	14,266	(1,322)	184,330
Goodwill	—	485,565	25,811	—	511,376
Other assets	45,186	85,390	12,297	—	142,873

Total Assets	$1,243,401	$1,300,438	$255,987	$(813,711)	$1,986,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$316,877	$577,065	$149,218	$(15,045)	$1,028,115
Long-term debt and capital leases	251,019	628	98	—	251,745
Intercompany long-term debt	—	—	—	—	—
Other liabilities	13,215	17,011	13,739	—	43,965

Total Liabilities	581,111	594,704	163,055	(15,045)	1,323,825
Minority Interest	—	—	—	—	—
Total Shareholders’ Equity	662,290	705,734	92,932	(798,666)	662,290

Total Liabilities & Shareholders’ Equity	$1,243,401	$1,300,438	$255,987	$(813,711)	$1,986,115

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended May 31, 2004
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$843,477	$78,287	$(3,992)	$917,772
Cost of revenues	—	791,174	58,078	(3,976)	845,276

Gross profit	—	52,303	20,209	(16)	72,496
General and administrative expenses	8,448	28,841	7,813	(16)	45,086

Operating income (loss)	(8,448)	23,462	12,396	—	27,410
Other (expenses) and income	8,544	(15,430)	343	—	(6,543)
Equity in earnings (losses) of subsidiaries	6,399	5,623	—	(12,022)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	6,495	13,655	12,739	(12,022)	20,867
Provision (benefit) for income taxes	(115)	2,931	4,145	—	6,961

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	6,610	10,724	8,594	(12,022)	13,906
Minority Interest	—	(4,196)	—	—	(4,196)

Income (loss) before earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	6,610	6,528	8,594	(12,022)	9,710
Earnings (losses) from unconsolidated entities, net of taxes	(211)	714	(177)	—	326

Income (loss) from continuing operations	6,399	7,242	8,417	(12,022)	10,036
(Loss) income from discontinued operations	—	(3,637)	—	—	(3,637)

Net income (loss)	$6,399	$3,605	$8,417	$(12,022)	$6,399

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended May 31, 2003
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$748,326	$73,975	$(644)	$821,657
Cost of revenues	—	687,701	59,981	(644)	747,038

Gross profit	—	60,625	13,994	—	74,619
General and administrative expenses	10,871	29,633	9,110	—	49,614

Operating income (loss)	(10,871)	30,992	4,884	—	25,005
Other (expenses) and income	7,731	(26,864)	(500)	—	(19,633)
Equity in earnings (losses) of subsidiaries	3,083	(1,176)	—	(1,907)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(57)	2,952	4,384	(1,907)	5,372
Provision (benefit) for income taxes	(3,477)	4,706	610	—	1,839

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	3,420	(1,754)	3,774	(1,907)	3,533
Minority Interest	—	—	—	—	—

Income (loss) before earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	3,420	(1,754)	3,774	(1,907)	3,533
Earnings (losses) from unconsolidated entities, net of taxes	(337)	1,097	(650)	—	110

Income (loss) from continuing operations	3,083	(657)	3,124	(1,907)	3,643
(Loss) income from discontinued operations, net of taxes	—	(560)	—	—	(560)

Net income (loss)	$3,083	$(1,217)	$3,124	$(1,907)	$3,083

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine months Ended May 31, 2004
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$2,058,728	$218,606	$(23,561)	$2,253,773
Cost of revenues	—	1,954,082	178,785	(23,384)	2,109,483

Gross profit	—	104,646	39,821	(177)	144,290
General and administrative expenses	45,018	98,256	19,153	(177)	162,250

Operating income (loss)	(45,018)	6,390	20,668	—	(17,960)
Other (expenses) and income	45,085	(70,024)	(4,188)	(2,485)	(31,612)
Equity in earnings (losses) of subsidiaries	(40,997)	3,630	—	37,367	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(40,930)	(60,004)	16,480	34,882	(49,572)
Provision (benefit) for income taxes	(81)	(19,284)	3,132	—	(16,233)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(40,849)	(40,720)	13,348	34,882	(33,339)
Minority Interest	—	(4,196)	—	—	(4,196)

Income (loss) before earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(40,849)	(44,916)	13,348	34,882	(37,535)
Earnings (losses) from unconsolidated entities, net of taxes	(148)	2,252	(1,496)	—	608

Income (loss) from continuing operations	(40,997)	(42,664)	11,852	34,882	(36,927)
(Loss) income discontinued from discontinued operations, net of taxes	—	(4,070)	—	—	(4,070)

Net income (loss)	$(40,997)	$(46,734)	$11,852	$34,882	$(40,997)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine months Ended May 31, 2003
(Unaudited)
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$2,278,149	$254,647	$(2,797)	$2,529,999
Cost of revenues	—	2,123,710	213,498	(2,797)	2,334,411

Gross profit	—	154,439	41,149	—	195,588
General and administrative expenses	35,125	87,028	24,930	—	147,083

Operating income (loss)	(35,125)	67,411	16,219	—	48,505
Other (expenses) and income	36,681	(64,175)	(35)	—	(27,529)
Equity in earnings (losses) of subsidiaries	11,664	(1,226)	—	(10,438)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	13,220	2,010	16,184	(10,438)	20,976
Provision for income taxes	(1,833)	4,664	4,041	—	6,872

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	15,053	(2,654)	12,143	(10,438)	14,104
Minority Interest	—	—	—	—	—

Income (loss) before earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	15,053	(2,654)	12,143	(10,438)	14,104
Earnings (losses) from unconsolidated entities, net of taxes	(3,389)	1,093	(578)	—	(2,874)

Income (loss) from continuing operations	11,664	(1,561)	11,565	(10,438)	11,230
(Loss) income from discounted operations, net of taxes	—	434	—	—	434

Net income (loss)	$11,664	$(1,127)	$11,565	$(10,438)	$11,664

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine months Ended May 31, 2004
(Unaudited)
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,737	$(6,301)	$(35,582)	$—	$(31,146)
Cash flows from investing activities:
Purchases of property and equipment	(6,428)	(9,940)	(5,804)	—	(22,172)
Purchases of businesses, net of cash received	—	(25,887)	—	—	(25,887)
Proceeds from sale of fixed assets	—	960	—	—	960
Receipts from (advances to) unconsolidated entities, net	27	(229)	(1,379)	—	(1,581)
Deposits in escrowed cash for repurchase of LYONs	(23,229)	—	—	—	(23,229)
Withdrawals from escrowed cash for repurchase of LYONs	23,229	—	—	—	23,229
Cash received from restricted and escrowed cash	—	53,078	58,036	—	111,114
Cash deposited in to restricted and escrowed cash	—	(86,860)	(1,175)	—	(88,035)
Maturities of marketable securities held to maturity	5,096	—	—	—	5,096

Net cash provided by (used in) investing activities	(1,305)	(68,878)	49,678	—	(20,505)
Cash flows from financing activities:
(Repayment of) proceeds from debt and capital leases	(273,423)	(3,808)	(1,243)	—	(278,474)
Net proceeds (payments) on revolving credit agreements	—	—	3,441	—	3,441
Changes in intercompany debt, receivables and payables	(48,815)	82,702	(33,887)	—	—
Issuance of common stock	246,151	—	—	—	246,151

Net cash provided by (used in) financing activities	(76,087)	78,894	(31,689)	—	(28,882)
Cash from consolidation of variable interest entities previously unconsolidated	—	—	2,293	—	2,293
Effect of exchange rate changes on cash	—	—	850	—	850

Net increase (decrease) in cash and cash equivalents	(66,655)	3,715	(14,450)	—	(77,390)
Cash and cash equivalents - beginning of period	97,145	34,603	48,104	—	179,852

Cash and cash equivalents - end of period	$30,490	$38,318	$33,654	$—	$102,462

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine months Ended May 31, 2003
(Unaudited)
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$83,949	$(305,814)	$35,050	$—	$(186,815)
Cash flows from investing activities:
Purchases of property and equipment	(6,617)	(13,915)	(1,387)	—	(21,919)
Purchases of businesses, net of cash received	—	(22,633)	—	—	(22,633)
Receipts from (advances to) unconsolidated entities, net	485	(117)	—	—	368
Proceeds from sale of assets	974	1,081	1,867	—	3,922
Purchases of marketable securities held to maturity	(104,012)	—	—	—	(104,012)
Maturities of marketable securities held to maturity	139,144	—	—	—	139,144

Net cash used in investing activities	29,974	(35,584)	480	—	(5,130)
Cash flows from financing activities:
Purchase of treasury stock	(47,837)	—	—	—	(47,837)
(Repayment of) proceeds from debt and capital leases	(18,706)	359	89	—	(18,258)
Net proceeds (payments) on revolving credit agreements	—	—	267	—	267
Changes in intercompany debt, receivables and payables	(301,872)	348,401	(46,529)	—	—
Issuance of common stock	301	—	—	—	301

Net cash provided by (used in) financing activities	(368,114)	348,760	(46,173)	—	(65,527)
Effect of exchange rate changes on cash	—	—	942	—	942

Net increase (decrease) in cash and cash equivalents	(254,191)	7,362	(9,701)	—	(256,530)
Cash and cash equivalents - beginning of period	361,213	21,139	115,912	—	498,264

Cash and cash equivalents - end of period	$107,022	$28,501	$106,211	$—	$241,734

PART I — FINANCIAL INFORMATION

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of May 31, 2004 and August 31, 2003, and the results of our operations for the three month and nine month periods ended May 31, 2004 and May 31, 2003, and should be read in conjunction with (i) the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 filed with the Securities and Exchange Commission on November 12, 2003.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	cyclical changes in demand for our products and services;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group transactions;

•	our ability to successfully identify, integrate and complete acquisitions;

•	delays or difficulties related to our significant Engineering, Procurement and Construction projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	our dependence on subcontractors and equipment manufacturers;

•	the failure to meet schedule or performance requirements of our contracts;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and Credit Facility;

•	any non-compliance with the covenants in our Credit Facility, indenture relating to our Senior Notes and indemnity agreements with our sureties and our ability to obtain waivers and/or amendments;

•	our ability to collateralize letters of credit upon non-compliance with covenants in our Credit Facility;

•	covenants in our Credit Facility, indenture relating to our Senior Notes and bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our liquidity position;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	the effect of our percentage-of-completion accounting policies;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	the cyclical nature of the individual markets in which our customers operate;

•	changes in the political and economic conditions of the countries in which we operate;

•	currency fluctuations;

•	our dependence on one or a few significant customers;

•	potential professional liability, product liability, warranty and other potential claims;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	changes in environmental laws and regulations;

•	limitation or expiration of the Price Anderson Act’s nuclear contractor indemnification authority;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	our failure to attract and retain qualified personnel;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	a determination to write-off a significant amount of intangible assets acquired through acquisitions or long-lived assets;

•	various legal, regulatory and litigation risks, including but not limited to, class action lawsuits;

•	work stoppages and other labor problems;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology; and

•	our ability to retain key members of our management.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003, as well as the other reports and registration statements filed by us with Securities and Exchange Commission and under “Forward

Looking Statements” on our website. These documents are available from the Securities and Exchange Commission (the “SEC”) or from our Investor Relations department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

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

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions including the Stone & Webster Incorporated transaction in late fiscal 2000 and the IT Group Inc. transaction in fiscal 2002. Our fiscal 2003 revenues were approximately $3.3 billion and our backlog at May 31, 2004 was approximately $6.0 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 16,300 people.

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

Critical Accounting Policies

Item 7 included in Part II of Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on November 12, 2003 for the fiscal year ended August 31, 2003 presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements in Item 8 of Part II of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 filed with the Securities and Exchange Commission on November 12, 2003.

Results of Operations

A substantial portion of our revenue and profit, particularly for our ECM and E&I segments, is derived from engineering, procurement and construction (EPC) projects. Some of these projects may span several years from start to finish. We recognize revenue and margin for these contracts on the percentage-of-completion method which requires estimates of the total revenue and total costs at completion as well as the progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. Therefore, our discussion of results includes descriptions of significant changes in major projects and their impact on our results.

The following table presents, for the periods indicated, summary revenues, gross profit (loss) and gross profit (loss) percentages (in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Revenue:
ECM	$498.5	$464.1	$1,152.0	$1,465.5
E&I	375.2	298.8	967.6	873.5
Fabrication, Manufacturing and Distribution	44.1	58.8	134.2	191.0

Total revenue	$917.8	$821.7	$2,253.8	$2,530.0

Gross profit:
ECM	$26.3	$33.7	$7.0	$65.8
E&I	38.1	33.3	117.0	97.0
Fabrication, Manufacturing and Distribution	8.1	7.6	20.3	32.8

Total gross profit	$72.5	$74.6	$144.3	$195.6

Gross profit percentage:
ECM	5.3%	7.3%	0.1%	4.5%
E&I	10.2	11.1	12.1	11.1
Fabrication, Manufacturing and Distribution	18.4	13.0	15.1	17.2
Total gross profit percentage	7.9%	9.1%	6.4%	7.7%

Our revenues by industry sector were as follows:

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	2004		2003		2004		2003
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$375.2	41%	$298.8	36%	$967.7	43%	$873.5	34%
Power Generation	371.3	40	377.1	46	829.2	37	1,259.1	50
Process Industries	146.5	16	126.0	15	390.9	17	306.7	12
Other Industries	24.8	3	19.8	3	66.0	3	90.7	4

	$917.8	100%	$821.7	100%	$2,253.8	100%	$2,530.0	100%

The following tables present our revenues by geographic region:

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	2004		2003		2004		2003
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$729.7	80%	$703.5	86%	$1,858.0	83%	$2,167.6	86%
Asia/Pacific Rim	67.8	7	52.2	6	152.5	7	158.8	6
Middle East	75.1	8	1.2	—	99.0	5	5.6	—
Canada	18.3	2	34.7	4	55.1	2	98.5	4
Europe	20.4	3	22.2	3	75.3	3	72.9	3
South America and Mexico	2.6	—	2.1	—	6.2	—	11.5	—
Other	3.9	—	5.8	1	7.7	—	15.1	1

	$917.8	100%	$821.7	100%	$2,253.8	100%	$2,530.0	100%

Backlog by segment is as follows:

	May 31,		August 31,
	2004		2003
	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$3,082.2	51%	$2,783.9	59%
ECM	2,831.7	47	1,868.3	39
Fabrication, Manufacturing and Distribution	113.3	2	99.1	2

	$6,027.2	100%	$4,751.3	100%

Backlog by industry sector is as follows:

	May 31,		August 31,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$3,082.2	51%	$2,783.9	59%
Power Generation	2,225.1	37	1,399.7	29
Process Industries	698.9	12	529.1	11
Other Industries	21.0	—	38.6	1

	$6,027.2	100%	$4,751.3	100%

Executive Summary

The third quarter of fiscal year 2004 reflects growth in activity in our ECM and E&I segments, with new power generation projects in New York and Utah, increasing activity in the process maintenance and technology sectors, and additional activity in the Middle East. The nine months ended May 31, 2004 was negatively impacted by a reduction in the number of domestic new construction power projects offset by higher revenue from our transmission and distribution sector through the EDS acquisition in December 2003, and E&I service contracts supporting U.S. Government projects in Iraq.

The major factors contributing to the decrease in our gross profit (loss) percentages for the nine months ended May 31, 2004 were:

•	charges related to the Covert and Harquahala projects; and

•	decrease in overall activity of domestic new construction power plants.

In the third quarter of 2004, we determined that our hanger engineering and pipe support businesses which are included in our Fabrication, Manufacturing and Distribution segment should no longer be part of our core business plan, and we began actively marketing these businesses in the third quarter of fiscal 2004. Placing these businesses as available for sale resulted in an impairment charge and restatement to reflect these businesses as discontinued operations as of May 31, 2004 and for the three and nine months ended May 31, 2004 and 2003.

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

Our backlog continued to rise as recent project awards including an international engineering contract in Korea, the EPC contract in Queens, New York as well as increased awards on U.S. Government contracts.

We have continued to utilize cash in support of our operations, capital expenditures and acquisitions, specifically, our acquisition of Energy Delivery Services, Inc. Our financing activities have been a source of cash for us with two equity issuances in October 2003 and May 2004 which allowed us to paydown our LYONs debt.

The following presents a comparison of our operating results (and certain other information) for the three and nine months ended May 31, 2004 as compared with the three and nine months ended May 31, 2003 for our three business segments.

ECM Segment

The following tables present ECM revenues from customers in the following industry sectors:

	Three Months Ended
	May 31,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$356.5	72%	$363.0	78%
Process Industries	132.0	26	88.1	19
Other Industries	10.0	2	13.0	3

	$498.5	100%	$464.1	100%

	Nine Months Ended
	May 31,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$787.1	68%	$1,186.9	81%
Process Industries	332.7	29	219.6	15
Other Industries	32.2	3	59.0	4

	$1,152.0	100%	$1,465.5	100%

Revenues — ECM Segment

The increase of $34.4 million or 7.4% and the decrease of $313.5 million or 21.4% in segment revenue for the three and nine months ended May 31, 2004 compared to the three and nine months ended May 31, 2003, respectively, are due to several contributing factors including:

•	an increase in revenue from engineering and procurement activities on the combined cycle power plants in Queens, NewYork and Mona, Utah and services to other customers related to the process industries, nuclear restart project and engineering services related to our proprietary technologies;

•	an increase in revenues of $41.3 million and $69.0 million, for the three and nine months ended May 31, 2004, respectively, generated by our EDS operations that we acquired in the second quarter of fiscal 2004; and

•	the completion and winding-down of several domestic new construction power plants that commenced prior to fiscal 2003, specifically the completion of gas-fired power generation projects and related power engineering and construction activity in fiscal 2003.

Gross Profit (Loss) and Gross Profit (Loss) Percentages — ECM Segment

For the three months ended May 31, 2004, the decrease in gross profit and gross profit percentage compared to the three months ended May 31, 2003 are due primarily to:

•	a decrease in activity as we near completion of a combined cycle power plant near Philadelphia, Pennsylvania;

•	a decrease in activity in our UK construction operations; and

•	a reduction in our estimated claims recovery and an increase in estimated cost at completion related to the Harquahala project for costs related primarily to the duration of our involvement in start-up and on warranty related activities (see Note 12 to our condensed consolidated financial statements).

The decrease in gross profit and gross profit percentage compared to the three months ended May 31, 2003 was partially offset by:

•	the third quarters of fiscal years 2003 and 2004 were positively impacted by approximately $7.1 million and $1.2 million, respectively, in gross profit recognition on certain projects completed prior to fiscal 2003 and the favorable resolution of remaining estimated costs and exposures on such projects;

•	an increase in process technology related activity from our Badger subsidiary which we acquired in the third quarter of fiscal 2003;

•	a positive impact on gross profit from the EDS operations which we acquired in the second quarter of fiscal 2004;

•	an increase in gross profit due to the increase in activity as we ramp up progress on two new combined cycle power plants in Queens, New York and Mona, Utah; and

•	pass-through equipment and other costs primarily on the power plant project in Queens, New York.

The decrease in gross profit (loss) and gross profit (loss) percentage for the nine months ended May 31, 2004 as compared to the nine months ended May 31, 2003, is due primarily to:

•	a $39.3 million pre-tax charge related to the Covert and Harquahala projects (the NEG projects) in the first quarter of fiscal 2004. Gross profit for the ECM segment before the charge related to the NEG projects was $40.0 million with a gross profit margin percentage of 3.5%. Gross profit (loss) for the ECM segment for the nine months ended May 31, 2003 includes a $30.0 million charge related to the NEG projects in the second quarter of fiscal 2003 that negatively impacted gross margin by 1.9% as a percentage of revenue for the nine months ended May 31, 2003. (see Note 12 to our condensed consolidated financial statements for additional discussion of the NEG projects);

•	a decrease in activity in our UK construction operations; and

•	a negative impact of $5.5 million related to a reduction of our incentive fee on a target price contract to build a combined-cycle cogeneration facility near Philadelphia, Pennsylvania which resulted in a loss of $3.2 million on the project.

The decrease in gross profit (loss) and gross profit (loss) percentage for the nine months ended May 31, 2004 as compared to the nine months ended May 31, 2003 were partially offset by:

•	our margins for the nine months ended May 31, 2004 and 2003 were positively impacted by approximately $1.5 million and $21.4 million, respectively, in gross profit recognition on certain projects completed prior to fiscal 2003 and the favorable resolution of remaining estimated costs and exposures on such projects;

•	an increase in gross profit due to the increase in activity on two new combined cycle power plants in New York and Utah;

•	an increase in margin related to sales of our proprietary technology;

•	an increase in activity on the TVA nuclear restart project beginning in the first quarter of fiscal 2004 which has significantly increased since the first quarter of fiscal 2003; and

•	the positive impact on gross profit from the acquisition of EDS which occurred in the second quarter of fiscal 2004.

Gross profit (loss) and gross profit (loss) percentage for the three and nine months ended May 31, 2004, reflect an increase (decrease in cost of revenues) of $1.4 million and $1.7 million for the third quarters of fiscal 2004 and 2003, respectively, and $4.4 million and $6.4 million for nine months ended May 31, 2004 and 2003, respectively, for amortization of contract liability adjustments related to contracts acquired in the fiscal 2000 Stone & Webster transaction.

As projects that began prior to fiscal 2003 are completed and their project costs finalized, the ECM segment’s margins have been, and we expect will continue to be, positively or negatively impacted by contract completion negotiations with customers, subcontractors and vendors on such projects.

Backlog — ECM Segment

Segment backlog at May 31, 2004 was approximately $2.8 billion, compared with approximately $1.9 billion at August 31, 2003, and was comprised of the following:

	May 31, 2004		August 31, 2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation
Nuclear Power	$977.8	35%	$1,113.7	60%
Fossil Fuel EPC	1,135.8	40	198.6	11
Other	37.5	1	39.9	2

Total Power Generation	2,151.1	76	1,352.2	73
Process Industries	669.2	24	504.3	27
Other Industries	11.4	—	11.8	—

Total ECM	$2,831.7	100%	$1,868.3	100%

ECM segment’s backlog has increased $963.4 million or 51.6% from August 31, 2003 primarily due to growth in our fossil fuel EPC backlog. Our fossil fuel EPC backlog includes a new $565 million fixed-priced EPC contract and a $170 million target-priced EPC contract to build combined cycle power plants, a new award contract for cleaner air emissions on four power plants, engineering support services related to new contracts for four power plants in the Republic of Korea and the expansion of nuclear and process maintenance services. Offsetting, the increase in backlog since August 31, 2003 is a contract for maintenance services contracted in the third quarter of fiscal 2003 which was subsequently cancelled in the third quarter of fiscal 2004.

Given recent new project awards in the second and third quarters of fiscal 2004 for domestic gas-fired power plants as well as an increase in demand in services in the power and process industries, we expect revenues to increase in fiscal 2005 as compared to fiscal 2004 with improved gross profit percentages in fiscal 2005.

E&I Segment

Revenues — E&I Segment

The increases in revenues of $76.4 million or 25.6 % for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003 is primarily attributable to project services supporting the U.S. Government customers in Iraq of $65.7 million.

The increase in revenues of $94.1 million or 10.8% for the nine months ended May 31, 2004 as compared to the nine months ended May 31, 2003 is primarily attributable to:

•	project services supporting the U.S. Government customers in Iraq of $78.0 million; and

•	public works and logistic support services for the U.S. Army of approximately $27.4 million.

For the three and nine months ended May 31, 2004, we have incurred bid and proposal, business development, start-up expenses, and other contract support costs of $2.4 million and $5.3 million for the three and nine months ended May 31, 2004, respectively. These expenses are associated with pursuing other opportunities for international projects in the Middle East for our federal customers and others. To date, we have won federal contract awards for unfunded projects in Iraq and other Middle East countries of approximately $1.5 billion. As of May 31, 2004, we have approximately $285 million in backlog based on task orders received and our estimate of backlog utilization based on the current political and infrastructure developments in Iraq and the Middle East at this time.

Gross Profit and Gross Profit Percentage — E&I Segment

The decrease in gross profit percentage for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003 is due primarily to upfront bid and proposal costs and other contract support costs relating to our Middle East efforts, and a higher percentage of revenues relating to subcontracted services from our Iraq activity, which generate a lower gross profit percentage.

The decrease in gross profit percentage for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003 was partially offset by:

•	cost of revenues decrease of $2.0 million for the three months ended May 31, 2004, as compared to $3.6 million for the three months ended May 31, 2003, for the amortization of asset/liability contract fair value adjustments recorded in the IT Group transaction; and

•	favorable completion activities on a major time and materials project and revisions to cost estimates based on revised scope activities yielded an additional $4.4 million gross margin for the three months ending May 31, 2004;

•	an increase in gross profit (cost of revenues decrease) by approximately $0.3 million for the three months ended May 31, 2004 for the usage of accrued loss reserves related to contracts acquired in the IT Group transaction, as compared to $7.0 million for the three months ended May 31, 2003.

The increase in gross profit and gross profit percentage for the nine months ended May 31, 2004 as compared to the nine months ended May 31, 2003 is due primarily to:

•	a reduction in the estimated cost to complete on a major fixed price contract impacting gross profit by $8.0 million for the nine months ended May 31, 2004;

•	favorable negotiations on one project in completion stage yielded an additional $3.0 million in gross profit;

•	favorable completion activities on a major time and materials project and revisions to cost estimates based on revised scope activities yielded an additional $4.4 million gross profit for the nine months ending May 31, 2004;

•	a reduction in a warranty liability of approximately $2.2 million during fiscal 2004; and

•	an increase of $1.5 million for a one-time reduction in an employee benefits accrual relating to a change in an employee benefits policy during fiscal 2004.

Gross profit and gross profit percentage for the nine months ended May 31, 2004 and 2003, reflect an increase (decrease in cost of revenues) of $6.1 million and $13.7 million, respectively, for amortization of contract asset/liability adjustments related to contracts acquired in the IT Group transaction, and $8.4 million and $7.0 million for the nine months ended May 31, 2004 and 2003, respectively, for the recognition of accrued loss reserves related to contracts acquired in the IT Group transaction.

Backlog — E&I Segment

Backlog for the E&I segment increased to $3.1 billion as of May 31, 2004 from $2.8 billion as of August 31, 2003. The increase in backlog is primarily attributable to increased awards for services to U.S. government customers in Iraq and other Middle East countries of approximately $522 million along with steady backlog derived from our commercial customers domestically. We believe that E&I segment revenues will increase over the next several years as a result of a combination of factors, including market opportunities in various environmental clean-up, homeland security and infrastructure markets both domestically and internationally, including the Middle East.

We anticipate fiscal 2005 revenues to be consistent with fiscal 2004; however, we expect our gross profit to decrease in fiscal 2005 due to a change in the mix of work, with the completion of some of our large projects in fiscal 2004 with the expectation of new work based on the competitive environment in this industry sector.

Fabrication, Manufacturing and Distribution Segment

Revenues — Fabrication, Manufacturing and Distribution Segment

The decreases in revenues of $14.7 million or 25.0% and $56.8 million or 29.7% for the three and nine months ended May 31, 2004, as compared to the three and nine months ended May 31, 2003, respectively, are attributable to reduced domestic demand, primarily from power generation customers, without material offsetting increases in other industry sectors. The process industry (chemical, petro-chemical and refinery) continues to comprise the majority of current third quarter of fiscal 2004 revenues.

Gross Profit and Gross Profit Percentage — Fabrication, Manufacturing and Distribution Segment

The reduced demand for the segment’s products and the increase in overall market competitiveness has had a negative impact on pricing which has impacted gross profit and gross profit percentage for the nine months ended May 31, 2004; however, we have experienced an increase in demand in the third quarter of fiscal 2004. Beginning in fiscal 2003, we began reducing or ceasing production at certain smaller facilities, consolidating certain operations, and implementing other cost savings programs for this segment. The increase in gross profit percentage for the three months ended May 31, 2004 reflects the positive impact on gross profit (loss) as a result of those efforts.

During the third quarter of fiscal 2004, we began marketing for sale our hanger engineering and pipe support businesses which are reported as discontinued operations as of May 31, 2004. In connection with this asset disposal plan, we recognized a $5.0 million ($3.0 million, net of tax) impairment charge for the three and nine months ended May 31, 2004 (See Note 13 to our condensed consolidated financial statements). The operating results of Fabrication, Manufacturing and Distribution have been restated to reflect these businesses as discontinued operations for the three and nine months ended May 31, 2004 and 2003.

Backlog — Fabrication, Manufacturing and Distribution Segment

Backlog for this segment has increased from $99.1 million at August 31, 2003 to $113.3 million at May 31, 2004. The increase in backlog reflects approximately $83.0 million in new contracts to the power market for nuclear power refurbishment and the construction of a new power plant. Backlog also includes a new contract to a process industries customer related to cleaner fuels. The increase in Backlog was partially offset by work performed under existing contracts during the nine months ended May 31, 2004.

Based on our market outlook, we expect revenues and gross profit levels to slightly increase for the first two quarters of fiscal 2005 with further improvement in revenues and gross profit for the remainder of fiscal 2005 given the recent increased demand.

Unconsolidated Entities

During the three and nine months ended May 31, 2004, we recognized earnings of $0.3 million and earnings of $0.6 million, as compared to earnings of $0.1 million and losses of $2.9 million for the three and nine months ended May 31, 2003, respectively, from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The losses in fiscal 2003 include losses related to the winding down of operations for EntergyShaw (see Note 7 to our condensed consolidated financial statements).

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses were approximately $45.1 million and $162.3 million for the three and nine months ended May 31, 2004 compared with approximately $49.6 million and $147.1 million for the three and nine months ended May 31, 2003, respectively. Our general and administrative expenses for the nine months ended May 31, 2004 included amortization expense of $29.4 million related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems (see Note 5 to our condensed consolidated financial statements). The $29.4 million of accelerated depreciation includes $7.8 million of amortization that would have been recorded on these assets during the normal course of business resulting in a net increase of general and administrative expenses of $21.6 million for the nine months ended May 31, 2004.

For the three and nine months ended May 31, 2004, general and administrative expenses were 4.9% and 7.2% of revenues as compared to 6.0% and 5.8% for the three and nine months ended May 31, 2003, respectively. Without the additional amortization of $21.6 million, ($7.8 million would have been recorded for the nine months ended May 31, 2004) general and administrative expenses for the nine months ended May 31, 2004 would have decreased approximately $6.4 million or 4.4% due in part to an effort to integrate our administrative functions on a company-wide basis. As a percentage of revenues, general and administrative expenses, excluding the $21.6 million of accelerated amortization, is 6.3%, up from 5.8% for the nine months ended May 31, 2003 due to an overall decrease in total revenues as previously discussed.

Interest expense was approximately $9.6 million and $29.2 million for the three and nine months ended May 31, 2004, compared to approximately $9.6 million and $21.1 million for the three and nine months ended May 31, 2003, respectively. The increase over prior year is primarily due to the issuance on March 17, 2003 of approximately $253.0 million, 10.75% Senior Notes, partially offset by a reduction in interest expense related to LYONs repurchases with a total amortized value of approximately $530.6 million in late fiscal 2003 and throughout fiscal 2004 (see Note 8 to our condensed consolidated financial statements). Our interest costs also include the amortization of loan fees associated with the Senior Notes, the LYONs and the Credit Facility, as well as unused line of credit and letter of credit fees, and therefore, our interest expense is higher than would be expected based on our borrowing levels and the stated interest rates.

Interest income for the three and nine months ended May 31, 2004 decreased to approximately $0.4 million and $1.2 million as compared to $0.9 million and $4.5 million for the three and nine months ended May 31, 2003, respectively, as a result of lower levels of invested funds due to use of working capital, acquisitions and cash paid for the repurchase of a portion of the LYONs.

The Loss on LYONs repurchases for the nine months ended May 31, 2004 was approximately $1.3 million which included expenses and the write-off of unamortized debt issuance costs related to our first quarter of fiscal 2004 repurchase of LYONs (see Note 8 to our condensed consolidated financial statements).

We also recorded a foreign currency transaction gain of approximately $0.8 million and a loss of approximately $3.4 million during the three and nine months ended May 31, 2004, respectively, as compared to losses of $0.8 million and $0.9 million for the three and nine months ended May 31, 2003, respectively. This foreign currency transaction gain is primarily due to U.S. dollar denominated cash accounts held by our foreign subsidiaries whose functional currency weakened against the U.S. dollar for the three months ended May 31, 2004 and strengthened for the three months ended May 31, 2003 and the nine months ended May 31, 2004 and 2003. Although these foreign currency transaction gains (losses) are reflected in the statements of operations, substantially all of these gains (losses) were unrealized and did not directly impact our cash position on a consolidated basis.

Our effective tax rate was 33% for both the three and nine months ended May 31, 2004 consistent with 33% for both the three and nine months ended May 31, 2003. Our tax rate is significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work. We did not pay any federal income taxes for the nine months ended May 31, 2004 primarily because of a projected taxable loss for fiscal year 2004 and the utilization of operating losses resulting from the IT Group and Stone & Webster transactions. We believe net deferred tax assets, net of valuation allowances, at May 31, 2004, amounting to $67.1 million, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances. As of May 31, 2004, we have classified $29.2 million of deferred tax assets related to net operating loss carryforwards and research and development credits to noncurrent as we do not anticipate realization of these amounts in the next twelve months. The long-term deferred tax assets have been offset by long-term deferred tax liabilities resulting in a $9.5 million net long-term deferred tax asset as of May 31, 2004.

The loss (income) from discontinued operations, net of tax in the third quarter of fiscal 2004 includes a $5.0 million ($3.0 million, net of tax) impairment charge related to an asset disposal plan of our hanger engineering and pipe support businesses within our Fabrication, Manufacturing and Distribution segment which are classified as discontinued operations as of May 31, 2004 (see Note 13 to the condensed consolidated financial statements).

Liquidity and Capital Resources

Credit Facilities

As of May 31, 2004, we have a $300 million Credit Facility that provides for both revolving credit loans and letters of credit within the $300 million limit. We primarily use this Credit Facility for the issuance of letters of credit which relate to our projects and are issued in the normal course of business. From time to time, we also use the Credit Facility for working capital needs and to fund fixed asset purchases and acquisitions. On May 31, 2004, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $249.0 million.

Effective January 30, 2004, we received approval from our bank lenders for a third amendment to our Credit Facility (Third Amendment) to amend various financial covenants and certain other terms in our Credit Facility and to address the impact of the net loss we reported in the first quarter of fiscal 2004 and the impact that loss would have on our financial covenants in the future. In particular, the Third Amendment lowered the minimum level of EBITDA required and added a minimum working capital requirement. The Third Amendment also provides for a first lien on certain property, including equipment and real estate as collateral. The Third Amendment also increased our ability to obtain unsecured performance letters of credit outside of the Credit Facility from $50 million to $150 million. The Third Amendment did not otherwise change the interest rates or the total capacity to borrow or obtain letters of credit under the Credit Facility.

The Credit Facility, as amended, contains certain financial covenants, including:

•	a minimum leverage ratio of 3.5x through May 31, 2004 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations (Adjusted EBITDA). The Third Amendment lowered the minimum Adjusted EBITDA covenant from a trailing twelve month $120 million to $15 million for the fiscal quarter ending February 29, 2004, $42.5 million for the two fiscal quarters ending May 31, 2004, $75 million for the three fiscal quarters ending August 31, 2004 and $110 million thereafter on a rolling twelve month basis; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

As of May 31, 2004, we were in compliance with the covenants contained in the Credit Facility.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. As of May 31, 2004, we do not have outstanding borrowings under our Credit Facility. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

As of May 31, 2004 and August 31, 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16.8 million and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $7.6 million and $1.3 million, respectively, at a weighted average interest rate of approximately 4.25% at May 31, 2004 and August 31, 2003. These subsidiaries also had outstanding letters of credit under these lines of $0.2 million and $4.2 million, respectively, at May 31, 2004 and August 31, 2003, leaving $8.9 million of availability under these lines at May 31, 2004.

As of May 31, 2004, one of our consolidated joint ventures had a committed short-term revolving line of credit of $3.4 million with borrowings of $2.9 million at a weighted average interest rate of 5.25% for which we guarantee the debt.

Liquidity

Our liquidity position is impacted by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution if not replaced by advances on new projects, our cash position will be reduced. Cash is used to fund operations, capital expenditures, acquisitions, and debt service.

As of May 31, 2004, we had cash and cash equivalents of $101.9 million, $51.0 million of availability under our $300 million Credit Facility and a shelf registration statement with a remaining $471 million available for the issuance of any combination of equity or debt securities. Management believes that cash generated from operations, the sale of certain assets, available borrowings under our Credit Facility and available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.

Cash Flow for nine months ended May 31, 2004 versus nine months ended May 31, 2003

Net cash used in operations was approximately $31.1 million for the nine months ended May 31, 2004 as compared with $186.8 million for the nine months ended May 31, 2003. For the nine months ended May 31, 2004, cash was adjusted for non-cash items including (i) depreciation and amortization of $53.7 million, (ii) interest accretion and loan fee amortization of $5.5 million, (iii) a loss on the repurchase of the LYONs of $1.3 million, (iv) losses on foreign currency transactions of $3.4 million, (v) an impairment of discontinued operations of $3.0 million and (vi) stock-based compensation of $0.9 million. These increases in cash were offset by (i) a net loss of $41.0 million, (ii) amortization of purchase accounting contract reserves of $10.3 million, (iii) a deferred tax benefit of $19.2 million, (iv) minority interest of $4.2 million and (v) other operating activities, net of $32.1 million.

Normally, billings and cash receipts on construction contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflow in the later stages of completion. As we are completing a number of large EPC contracts and did not enter into any significant new EPC contracts in fiscal 2003, normal contract execution has required a net use of cash. Further, we have been involved in various customer disputes, most significantly NRG, NEG and AES projects. The NEG projects resulted in net cash outflow of approximately $72.7 million for the nine months ended May 31, 2004 (see Note 12 to our condensed consolidated financial statements). The AES dispute involved unpaid billings, claims, letter of credit draws by AES, and other factors, which resulted in a net cash outflow of $2.8 million for the nine months ended May 31, 2004. The cash outflow related to AES was offset by a $15.0 million draw on the letter of credit held by us in the nine months ended May 31, 2004. An offset to these uses in cash is the settlement of the NRG dispute related to the Pike project in October 2003, pursuant to which we received $14.7 million in cash during the first quarter of fiscal 2004.

In fiscal 2004 and 2005, we expect that we will begin new EPC projects which will provide cash as down payments on such projects are received. However, the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash. We expect that because of this, changes in working capital could be highly variable from one period to next, although over an extended period of time significant increases and decreases would tend to offset one another. In the third quarter of fiscal 2004, we received approximately $17.5 million from a significant new customer related to an EPC project that commenced in the third quarter of fiscal 2004.

Net cash used in investing activities was approximately $20.5 million for the nine months ended May 31, 2004, as compared with net cash used of $5.1 million for the nine months ended May 31, 2003. During the nine months ended May 31, 2004, we used cash for acquisitions of $25.9 million and purchased $22.2 million of property and equipment which is comparable to $22.6 million for acquisitions and $21.9 million of property and equipment for the nine months ended May 31, 2003. In addition, maturities of marketable securities were $5.1 million for the nine months ended May 31, 2004 as compared to $139.1 million for the nine months ended May 31, 2003 attributable to less cash on hand to invest since we utilized the cash to support operating activities during fiscal 2004. For the nine months ended May 31, 2004, investing activities also included the deposit and withdrawal of $23.2 million into escrow cash for the repurchase of LYONs debt (see Note 3 to our condensed consolidated financial statements) and cash received and deposited in project-related restricted and escrowed cash of $111.1 million and $88.0 million, respectively.

Net cash used in financing activities totaled approximately $28.9 million for the nine months ended May 31, 2004, compared with cash used of $65.5 million for the same period in fiscal 2003. The net cash provided by financing activities for the nine months ended May 31, 2004 reflects (i) approximately $217.5 million in net proceeds from the issuance of our common stock in October 2003 with the majority of the proceeds used to purchase $195.2 million in outstanding LYONs in the first quarter of fiscal 2004 at a cost of $194.7 million (ii) approximately $28.5 million in net proceeds from the issuance of our common stock in April 2004 and (iii) stock option exercises of generating approximately $0.1 million. The net proceeds of the April equity offering along with the remaining net proceeds from our October equity offering and available cash on hand were used to repurchase approximately $57.2 million of our outstanding LYONs under a tender offer on May 4, 2004 (see Note 8).

Off Balance Sheet Arrangements

We provide financial guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet. (See Note 7 to our condensed consolidated financial statements.) At May 31, 2004, we had committed to guarantee $0.5 million of bank debt or letters of credit with approximately $0.2 million outstanding as of May 31, 2004. We may also provide performance bonds with respect to our unconsolidated joint ventures. These performance bonds were $61.2 million as of May 31, 2004. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of May 31, 2004.

On a limited basis, performance assurances are extended to customers, primarily in our power and process divisions within our ECM segment, which guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, our maximum potential exposure would be the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

In January 2003, our subsidiary, Stone & Webster, Inc., was awarded a subcontract to perform engineering services for a company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer for total consideration of approximately $2 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract. That guaranty, by its terms, may be assigned by the Related Company to its client. We also entered into an indemnification and fee agreement between us and the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies, but totals approximately $0.8 million over the 20-year term. Although we believe the probability we will have to make any payments under the guaranty agreement is remote, we have recorded the guarantee at its fair value which we believe is $0.3 million. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. Although we believe that we will not be required to make any payments under the guaranty agreement, we believe that the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13 million over the 20-year term of the contract.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At May 31, 2004, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit – Domestic and Foreign	$254.1	$55.6	$150.9	$37.0	$10.6
Surety bonds	391.5	322.6	47.9	.1	20.9

Total Commercial Commitments	$645.6	$378.2	$198.8	$37.1	$31.5

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to May 31, 2004.

As of August 31, 2003, we had total letters of credit and surety bonds of $164.3 million and $443.2 million, respectively. The $89.8 million increase in letters of credit reflects a new letter of credit for $37.0 million for a new

EPC project and a letter of credit for an existing project that, under the terms of the contract, we issued a letter of credit in exchange for the release of escrowed cash of approximately $18.0 million.

As of May 31, 2004, surety bonds have decreased to $391.5 million from $443.2 million at August 31, 2003. The $51.7 million decrease is due primarily to the completion of project milestones of approximately $62.8 million for one EPC contract which is reaching completion offset by an increase in bonded liability on new projects during the nine months ended May 31, 2004.

During the first quarter of fiscal 2004, we made a payment of $14.1 million to reimburse an issuer of our letters of credit which had a negative impact to our working capital and cash position. No such reimbursements were made for the second and third quarters of fiscal 2004 or the same periods in fiscal 2003. For the three and nine months ended May 31, 2004, fees related to these commercial commitments were $2.4 million and $5.7 million and were recorded in the accompanying condensed statements of operations as compared to $1.8 million and $3.5 million for the three and nine months ended May 31, 2003.

See Note 8 to our condensed consolidated financial statements for a discussion of long-term debt.

Also see Note 15 to our condensed consolidated financial statements for a discussion of contingencies.

Recent Accounting Pronouncements

FIN 46 – “Consolidation of Variable Interest Entities” and FIN 46 Implementation Issues (FIN 46-R)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” which was revised in December 2003 to address certain FIN 46 implementation issues (FIN 46-R). This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, limited liability company (LLC), trust, or any other legal structure used for business purposes that either (1) has insufficient financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the first period ending after March 15, 2004 (May 31, 2004 for us).

Common in the engineering, procurement and construction industries, we enter into joint venture arrangements and create entities such as limited liability companies (LLCs) and limited partnerships to conduct operating activities on our behalf as well as other third parties. The ownership interest and terms of each joint venture arrangement and the LLC and limited partnership agreements are different but may include financing from third party lenders and committed funding level requirements. In addition, we may be the managing partner for some of these entities where we may have the ability to exercise significant influence over operating and financial policies. FIN 46-R requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. A variable interest holder that consolidates the variable interest entity (VIE) is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities and non-controlling interests as if it were consolidated based on majority voting interest.

Prior to adopting FIN 46-R, we generally consolidated entities based on a controlling financial interest through ownership of a majority voting interest in the entity.

We have analyzed our joint ventures, LLCs and limited partnerships and have identified VIEs of which we are the primary beneficiary and other VIEs of which we are not the primary beneficiary. We account for our investment in material VIEs of which we are the primary beneficiary in accordance with FIN 46-R.

As of May 31, 2004, the total assets and liabilities before intercompany eliminations of those VIEs of which we are the primary beneficiary were approximately $63.3 million and $43.9 million, respectively. The total assets and liabilities of those VIEs that we are not the primary beneficiary were approximately $26.3 million and $14.3 million, respectively, as of May 31, 2004.

The major captions of assets and liabilities included in the condensed balance sheet as of May 31, 2004 related to these VIEs are as follows:

May 31,
2004
Assets:
Cash	$10,285
Accounts receivable	8,644
Inventories	8,404
Property and equipment	22,797
Other assets	8,716

Total assets	$58,846

Liabilities:
Accounts payables and accrued liabilities	7,723
Billings in excess of cost and estimated earnings	11,542
Short-term line of credit	2,879
Long-term debt	8,560
Other liabilities	780

Total liabilities	$31,484

Minority Interest	$9,112

The following is a summary of our significant variable interest entities at May 31, 2004:

•	In November 1993, Shaw-Nass Middle East, W.L.L. (“Shaw-Nass”) was created to support the fabrication and distribution of pipe in the Middle East. We initially invested $0.3 million to acquire a 49% equity interest in the joint venture. Since November 1993, we have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. We have concluded that this entity does not have sufficient equity, and we are the primary beneficiary of this VIE as we are obligated to absorb the majority of the expected losses and have the right to the majority of the residual returns. As of May 31, 2004, we have consolidated this entity which is included in our Fabrication, Manufacturing and Distribution segment. This entity had total assets of approximately $19.7 million and total liabilities of $15.9 million as of May 31, 2004. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to Shaw-Nass for a total of $8.7 million as of May 31, 2004.

•	In May 2002, we invested approximately $3.1 million to acquire a 49% equity interest in a limited partnership, to construct and operate a new pipe fabrication facility in China. During fiscal year 2003, both partners issued interest bearing loans to the partnership to finance working capital and certain equipment purchases. We have concluded that this entity does not have sufficient equity, and we are the primary beneficiary of this VIE as we are obligated to absorb the majority of the expected losses and have the right to the majority of residual returns. As of May 31, 2004, we have consolidated this entity which is included in our Fabrication, Manufacturing and Distribution segment. This entity had total assets and liabilities of approximately $11.2 million and $7.6 million as of May 31, 2004. The creditors of China Joint Venture, currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and our outstanding loan to the partnership for a total of $4.9 million as of May 31, 2004.

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing LLC. We have concluded that this entity is a VIE and we are the primary beneficiary as we are obligated to absorb the majority of the expected losses. As of May 31, 2004, we have consolidated this entity which is included in our ECM segment. This entity had total assets and liabilities of $23.4 million and $15.7 million as of May 31, 2004. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $1.6 million as of May 31, 2004 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb estimated to be approximately $4 million annually.

•	In June, 2003, we contributed $3.2 million of cash to PFH Management L.L.C., for a 30% equity interest. This entity was established to undertake the privatization of military housing for Air Force personnel and their families under a design, build and rental housing contract at Patrick Air Force Base, Florida. PFH Management L.L.C. has an 80% equity interest in Patrick Family Housing, L.L.C. and is the general managing member for Patrick Family Housing, L.L.C. We have concluded that both PFH Management L.L.C. and Patrick Family Housing, L.L.C. are variable interest entities. Under the arrangement, PFH Management L.L.C. is obligated to absorb the majority of the expected losses from Patrick Family Housing L.L.C.; however, we are not the primary beneficiary of PFH Management L.L.C. We account for PFH Management L.L.C. under the equity method. As of May 31, 2004, our maximum exposure to loss consisted of our equity interest of $3.3 million. As of May 31, 2004, Patrick Family Housing, L.L.C. was in the process of obtaining financing from third-party lenders which is expected to be secured by first liens on the rental properties without recourse to the general credit of the owners. As of December 31, 2003, total assets and liabilities of the entity were approximately $11.8 million and $2.7 million.

In connection with the IT Group transaction, we acquired an interest in a joint venture that provides facilities management services. The joint venture partners disputed our acquisition of this investment due to the bankruptcy filing by the IT Group. The court has determined that, if the other joint venture members do not otherwise purchase our interest in the joint venture, we will have a legal economic interest in this joint venture. However, since the time delays for the other joint venture members to purchase our interest have not yet expired, the other joint venture members have refused to provide us with financial and other information related to the joint venture. Since our acquisition of the investment, we have had no involvement in the management or operations of this joint venture. Therefore, we were unable to apply the provisions of FIN 46-R to this entity. Our risk of loss related to this joint venture is limited to our equity investment included in the investments in and advances to unconsolidated entities, joint ventures and limited partnerships line item on the condensed consolidated balance sheets.

Some of our unconsolidated entities have operating agreements that allow for changes in ownership interests and allocation of profits and losses if certain events should occur. These changes, should they occur, would require us to reconsider whether these entities meet the definition of a VIE as well as the determination of the primary beneficiary, if any, in accordance with FIN 46-R.

FASB Exposure Draft — “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.”

On March 31, 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.” The proposed change in accounting would replace the existing requirements under FAS No. 123 and APB No. 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method of APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. We are currently analyzing what impact, if any, the adoption of the exposure draft, if issued as a final standard, will have on our financial position and results of operations.

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

Our Credit Facility, as amended, provides that both revolving credit loans and letters of credit may be issued within the $300 million limit of this facility. At May 31, 2004, letters of credit of approximately $249.0 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. At May 31, 2004, the interest rate on our primary Credit Facility was either 5.0% (if the prime rate index had been chosen) or 3.6% (if the LIBOR rate index had been chosen) with an availability of $51.0 million (see Note 8 to our condensed consolidated financial statements).

As of May 31, 2004, our variable rate debt was $7.6 million with a weighted average interest rate of 4.6%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.

The estimated fair value of long-term debt as of May 31, 2004 and August 31, 2003 was approximately $246.1 million and $466.3 million, respectively, based on recent sales of such debt as of May 31, 2004 and August 31, 2003.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of May 31, 2004, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. During the three months ended May 31, 2004, there were no changes in our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth in Part 1, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 and our Quarterly Reports on Form 10-Q for the periods ended November 30, 2003 and February 29, 2004.

NEG — Covert & Harquahala

During the third quarter of fiscal 2004, we initiated arbitration against the owners in connection with the Harquahala and Covert projects. These proceedings have been consolidated, and arbitration is expected to take place in the summer of calendar year 2005.

The owners have not accepted facility completion on either project, because they believe we must post letters of credit on the projects totaling $43.0 million as security for warranty work in order to achieve facility completion. We firmly disagree with this position and believe we will ultimately prevail on this issue. Until all outstanding disputes are resolved, we do not intend to post additional letters of credit. In the meantime, we intend to comply with our warranty obligations. Through May 31, 2004, the owners have assessed approximately $55.6 million in liquidated damages ($70,000 per day at Covert and $63,000 at Harquahala) in total on the two projects. The ultimate assessment could be higher as the owners assess daily liquidated damages until facility completion is accepted up to a maximum of approximately $130 million for both projects. As of May 31, 2004, the owners have withheld $44.9 million from milestone payments due us as an offset to their assessment of liquidated damages. On March 29, 2004, we filed liens against both projects and have initiated binding arbitration regarding our claims. Arbitration with the owners is currently expected to occur in the summer of calendar year 2005.

On February 20, 2004, we were notified by the lenders of the Harquahala project of their intention to draw $18.7 million under the existing $32.5 million letter of credit for assessed liquidated damages. We sought an injunction in the Supreme Court of the State of New York to preclude the lenders from drawing under the letter of credit until arbitration with the owners on the underlying claims is resolved. A temporary restraining order has been granted prohibiting the owners from drawing under the $32.5 million letter of credit until the Supreme Court of New York is able to fully review the injunction which is not expected to occur until the fall of calendar year 2004. The lenders have filed an appeal.

In addition, on March 2004, we drew the entire amount available under a letter of credit posted by the turbine manufacturer on the Covert project for $25.6 million. The turbine manufacturer disputes the draw under the letter of credit and arbitration is currently scheduled for March 2005. We believe we will prevail in this matter and believe the draw under the letter of credit is in accordance with the terms of the letter of credit. The turbine manufacturer has also filed a demand for arbitration against us for approximately $3.6 million in alleged unpaid technical assistance services.

See Note 12 to our condensed consolidated financial statements for further discussion of these legal proceedings and our claims on these projects.

AES — Wolf Hollow

During the third quarter of fiscal 2004, the discovery phase of this litigation commenced and is expected to continue until arbitration begins. This case is currently scheduled for a jury trial in March 2005. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of May 31, 2004, there have been no significant changes with regard to this project and related disputes when compared to August 31, 2003 except for an increase in our estimate of amounts due from AES and claims from subcontractors and others discussed below.

Prior to the third quarter of fiscal 2004, AES assessed and billed us approximately $40.0 million in liquidated damages due to the late completion of the project as of May 31, 2004. During the third quarter of fiscal 2004, the total liquidated damages assessed and billed by AES of $40.0 million remained the same; however, we have increased the liquidated damages included in our recorded costs by $3.8 million. As of May 31, 2004, liquidated damages of $8.1 million were included in costs with $31.9 million excluded from our costs on the project.

We also drew down $15.0 million from a letter of credit posted by the turbine manufacturer in the first quarter of fiscal 2004. The turbine manufacturer disputes the letter of credit draw and has initiated arbitration through a counterclaim for the return of the $15.0 million letter of credit draw and has asserted additional claims of $12.7 million for equipment, parts and services allegedly provided. As of May 31, 2004, we expect arbitration to be scheduled for the summer of calendar year 2005.

For the three and nine months ended May 31, 2004, no gross margin has been recorded from this contract.

See Note 12 to our condensed consolidated financial statements for further discussion of this legal proceeding and our claims on this project.

SEC Inquiry

On June 1, 2004 we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry. The SEC has not advised us as to either the reason for the inquiry or its scope. However, the request for information appears to primarily relate to the purchase method of accounting for acquisitions, as presented in our Form 10-K/A for the fiscal year ended August 31, 2003.

The staff’s notice states that the notice should not be construed as an indication of any improper or unlawful conduct by us. In addition, the staff has indicated that the SEC has not issued a formal order. We are cooperating fully with the staff’s informal inquiry.

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc., Tim Barfield, Jr., J.M. Bernhard, Jr., Richard F. Gill and Robert Belk and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004 (the “Class Period”). The complaint alleges, among other things, that certain of our press releases and SEC filings contained material misstatements and omissions, that the manner in which we accounted for certain acquisitions was improper and that as a result, the financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, five additional lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. Three of these actions have been consolidated in the Eastern District of Louisiana.

We believe that our financial statements were prepared in accordance with GAAP and that none of our press releases or public filings contained misrepresentations or omissions. Accordingly, we intend to defend the Company and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on the us.

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

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.6	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through March 8, 2004) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q filed on April 14, 2004).

31.1	Certification of Chief Executive Officer of The Shaw Group Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer of The Shaw Group Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer of The Shaw Group Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer of The Shaw Group Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K :

1.	On April 14, 2004, the Company furnished a Current Report on Form 8-K to set forth therein a disclosure under Item 7 of Form 8-K concerning the financial results of the Company for the quarter ended February 29, 2004, specifically the Company’s related April 14, 2004 press release attached to Form 8-K as Exhibit 99.1 and set forth therein a Regulation FD disclosure under Item 12 of Form 8-K relating to supplemental information defining forecasted EBITDA included in the Company’s related April 14, 2004 press release attached to the Form 8-K as Exhibit 99.1.

2.	On April 14, 2004, the Company furnished a Current Report on Form 8-K/A to set forth therein a disclosure under Item 7 of Form 8-K/A concerning the financial results of the Company for the quarter ended February 29, 2004, specifically the Company’s related April 14, 2004 press release attached to Form 8-K/A as Exhibit 99.1 and set forth therein a Regulation FD disclosure under Item 12 of Form 8-K/A relating to supplemental information defining forecasted EBITDA included in the Company’s related April 14, 2004 press release attached to the Form 8-K/A as Exhibit 99.1.

3.	On April 20, 2004, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning the announcement of $25 million equity offering, specifically the Company’s related April 20, 2004 press release attached to the Form 8-K as Exhibit 99.1.

4.	On May 5, 2004, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 7 of Form 8-K concerning the announcement of the preliminary results of its Tender Offer for its outstanding Liquid Yield Option ™ Notes (LYONs), specifically the Company’s related May 3, 2004 press release attached to the Form 8-K as Exhibit 99.1.

5.	On May 5, 2004, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 7 of Form 8-K concerning the announcement of the final results of its Tender Offer for its outstanding Liquid Yield Option ™ Notes (LYONs), specifically the Company’s related May 4, 2004 press release attached to the Form 8-K as Exhibit 99.1.

6.	On June 14, 2004, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning the announcement of an informal Securities and Exchange Commission (SEC) inquiry, specifically the Company’s related June 10, 2004 press release attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.
Dated: July 15, 2004	/s/ Robert L. Belk
Robert L. Belk
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.

EXHIBIT INDEX

     Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 2004.

A.	Exhibits

10.6	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through March 8, 2004) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q filed on April 14, 2004).

31.1	Certification of Chief Executive Officer of The Shaw Group Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer of The Shaw Group Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer of The Shaw Group Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer of The Shaw Group Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).