Form 10-K
period 2004-08-31
SHAW GROUP INC
filed 2004-11-02
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12227

THE SHAW GROUP INC.

(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-1106167 (I.R.S. Employer Identification Number)

4171 Essen Lane	70809
Baton Rouge, Louisiana	(zip code)
(Address of principal executive offices)

(225) 932-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value, registered on the New York Stock Exchange.

Preferred Stock Purchase Rights with respect to Common Stock, no par value, registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the common stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company’s common stock) of the Registrant at February 29, 2004 was approximately $483 million.

The number of shares of the Registrant’s common stock outstanding at October 29, 2004 was 64,056,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be prepared for use in connection with the Registrant’s 2004 Annual Meeting of Shareholders to be held in January 2005 will be incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

We are a leading global provider of comprehensive services to the environmental and infrastructure, power and process industries. We provide services to the environmental, infrastructure and homeland security markets, including consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers. We are also a vertically-integrated provider of comprehensive engineering, procurement, pipe fabrication, construction and maintenance services to the power and process industries.

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic acquisitions since fiscal 2000. Our fiscal 2004 revenues were approximately $3.1 billion and our backlog at August 31, 2004 was approximately $5.8 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations worldwide, and we employ approximately 17,200 people.

In July 2000, we acquired substantially all of the operating assets and assumed certain liabilities of Stone & Webster, Incorporated (“Stone & Webster”). Stone & Webster, a leading global provider of engineering, procurement, construction and consulting services to the power, process and environmental and infrastructure markets, was founded in 1889.

In May 2002, we acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. (“IT Group”) and its subsidiaries. IT Group was a leading provider of diversified environmental consulting, engineering, construction, remediation and facilities management services. We have combined the operations of the acquired IT Group and our existing environmental and infrastructure operations into a newly formed wholly-owned subsidiary, Shaw Environmental & Infrastructure, Inc. (“Shaw E&I”).

We segregate our business activities into three operating segments: Environmental and Infrastructure (E&I) segment, Engineering, Construction & Maintenance (ECM) segment, and Fabrication, Manufacturing and Distribution segment.

Environmental & Infrastructure

The E&I segment provides services which include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management and other related services to non-environmental construction, watershed restoration and outsourcing of privatization markets.

Engineering, Construction & Maintenance

The ECM segment provides a range of project-related services, including design, engineering, construction, procurement, maintenance, technology and consulting services, primarily to the power generation and process industries.

Fabrication, Manufacturing and Distribution

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants. On August 31, 2004, we sold our hanger engineering and pipe support businesses which manufactured and distributed specialty stainless, alloy and carbon steel pipe fittings for approximately $1.3 million. The results of operations for the hanger engineering and pipe support businesses are classified as discontinued operations for the three year period ended August 31, 2004.

Forward-Looking Statements And Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties mentioned in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and those factors summarized below:

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our significant Engineering, Procurement and Construction projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	any non-compliance with the covenants in our Credit Facility, indenture relating to our Senior Notes and indemnity agreements with our sureties and our ability to obtain waivers and/or amendments;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to collateralize letters of credit upon non-compliance with covenants in our Credit Facility;

•	covenants in our Credit Facility and indenture relating to our Senior Notes and bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and Credit Facility;

•	the outcome of a pending informal inquiry by the SEC;

•	various legal, regulatory and litigation risks including but not limited to, class action lawsuits;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	limitation or expiration of the Price-Anderson Act’s nuclear contractor indemnification authority;

•	changes in environmental laws and regulations;

•	risks associated with our military housing privatizations;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets acquired through acquisitions or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	provisions in articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock.

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and our reports and registration statements at www.shawgrp.com filed by us with the Securities and Exchange Commission (the “SEC”) and under “Forward Looking Statements” on our website. These documents are available from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

Corporate Information

We are a Louisiana corporation. Our executive offices are located at 4171 Essen Lane, Baton Rouge, Louisiana 70809. Our telephone number is 1-225-932-2500. All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

Business Strategy

Our core business strategy is to utilize our unique skills and capabilities as a vertically integrated firm to capitalize on significant business opportunities in diverse market segments and geographic regions, including all facets of the power, process, environmental and infrastructure industries. We intend to execute this strategy by aggressively pursuing the following opportunities:

Pursue Growth Opportunities for Our Environmental Business

•	Environmental Liability Solutions - Traditionally, owners of contaminated property have been liable for the clean up of the properties and other damages under environmental and tort law. Recently, innovative contracting practices and environmental insurance products have allowed property owners to outsource environmental management and transfer certain liabilities to contractors and insurers. These clients can reduce administrative expense and time through such outsourcing, and can obtain cost certainty through guaranteed fixed-price (GFP) contracts. Growing trends exist for these kinds of contracts in both our commercial and federal markets. During fiscal 2004, we were awarded several indefinite delivery/indefinite quantity (IDIQ) contracts by the U.S. Department of Defense (DOD) that were primarily Fixed-price Remediation with Insurance (FPRI) type contracts. We have been awarded three projects totaling approximately $16.6 million, and we continue to see new projects from these FPRI contracts. In addition, we have approximately $114 million in backlog related to two IDIQ projects as of August 31, 2004. We also had four other contracts where FPRI scopes were included in the contract award. We are seeing more of the DOD agencies moving in this direction for project delivery, and this may represent a significant opportunity for us and we believe we can minimize our exposure for loss through appropriate contract negotiation and insurance coverage. We have created the “Shaw Insured Environmental Liability Distribution” or “SHIELD”(SM) program, a proprietary structured transaction tool that insures and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities. We believe our experience in managing environmental liabilities and environmental-related insurance products will enhance margins and improve our win-rates in our core environmental contracting business for both the federal and commercial sectors.

•	Department of Energy (DOE) – The opportunity in the DOE market remains large with a budget increasing from approximately $23 billion in fiscal 2004 to approximately $24 billion in fiscal 2005. However, we have experienced changes in the DOE acquisition strategies to address environmental cleanup of the nuclear weapons complex and changes in their approach for addressing future energy needs. At the same time the existing prime DOE contractors have changed their subcontracting strategies and their view of us as a serious competitor. We are seeing fewer opportunities and those we do see often have higher business risk and more restrictive terms and conditions. In general, project revenues from our historical sources, the DOE prime contractors, have declined over the last two years. We anticipate this trend to continue into the future. Revenue in this market increased from $86.4 million in fiscal 2003 to $94.6 million in fiscal 2004. We made significant changes in fiscal 2004 to our strategic approach for capturing an increased DOE prime contract market share over the next three to five years. Our general approach to bidding future work to the DOE prime contractors is to selectively target those sites that offer us a more favorable bidding environment. For the DOE Environmental work, we have experienced a push to significantly increase small business subcontracting direct to DOE; a focus on incentive-based site closure and accelerated clean-up; and the carving out of the cleanup scope at sites across the complex. Our approach to this DOE environmental market is to participate in the Small Business initiatives with our SBA approved 8(a) Joint Venture company created with Portage Environmental, and to bid on other full and open site closure projects as a prime contractor or significant member of a business team. The business risk on these DOE cost plus incentive fee contracts remains low with the biggest risk to us resulting from investment of relatively large bid and proposal efforts, typically costing more than $1 million for a major procurement. In fiscal 2004, we focused on five major DOE procurements, three of which were large contract value small business set asides, one major closure contract, and one DOE national laboratory management contract. The potential value of these five contracts to us is $2.5 billion over the next five years, but competition is significant. We will continue to pursue projects within the DOE Environmental Management segment, as well as build off of our nuclear engineering, construction and maintenance capabilities to support the evolving nuclear energy and non-proliferation missions of the DOE.

•	Unexploded Ordnance and Explosives, or UXO - The DOD’s fiscal requirements for Conventional Ordnance and Explosives clean-up on closed ranges will exceed current government funding, which we estimate to be $250 million annually. Several congressional advocates continue to push for increased funding for UXO removal projects along with developing an enhanced Military Munitions Response Program. We have encountered opportunities through our existing contracts for projects involving UXO as well as indications that there will be new contracts for UXO in the near future. We intend to pursue opportunities related to the UXO removal projects. In addition, we had revenue of $25.4 million and $18.0 million from these removal projects, respectively. During fiscal 2004, we were awarded $140 million in UXO type IDIQ contracts. We expect this growth trend to continue as the DOD addresses operational and non-operational ranges under the Military Munitions Response Program.

•	Coastal and Natural Resource Restoration - We have performed wetland-related work in the Everglades, Chesapeake Bay area, and other areas throughout the United States, and we maintain the expertise and resources to continue to benefit from this expanding segment. New opportunities are present in both the federal and commercial markets for these types of projects. For example, the Coastal Wetlands Planning Protection and Restoration Act provides federal funds to conserve, restore and create coastal wetlands and barrier islands. We believe our E&I segment is well positioned to capitalize on upcoming wetlands and coastal restoration work in Louisiana and other locations throughout the United States.

Pursue Growth Opportunities for Our Infrastructure Business

•	Privatization – For the past couple of years, the Department of Defense (DOD) has moved to privatization of military housing and utility systems consisting of more than 270,000 family housing units owned by the DOD, of which approximately 60% need to be renovated or replaced. Since fiscal 2003, we have been awarded two contracts by the DOD to privatize military family housing for approximately 2,500 military family housing units with our joint venture partner, C.E.I. Investment Corp. (CEI). The total estimated development cost for these two contracts is approximately $284 million. We have also been notified that we have been awarded five additional contracts to privatize military family housing; however, these contracts had not yet closed as of August 31, 2004. These contracts have estimated development costs of approximately $1 billion for the privatization of approximately 7,800 military family housing units. We believe that several factors, including (i) our federal government business platform, (ii) prior DOD facilities management and Job Order Contracting and other governmental contracting experience, and (iii) expertise in construction at military installations, contributed to these contracts being awarded to us.

•	Homeland Security - Federal, state and local homeland security needs continue to provide initial and value-added opportunities for our E&I segment to capitalize on growing experience in disaster-related preparedness, incident response, mitigation design and installation and chemical and biological weapons demilitarization. We provide our customers valuable security related products and services in assessments of threat, vulnerability and risk; electronic security design and installation; force protection design and construction; security program development and integration; and technology assessment. Our expanding capability to assess security and reliability of critical energy infrastructure and develop mitigation designs makes us a leader in the industry. The full-spectrum of homeland security services includes continuity of operations, risk assessment, and consequence management planning and training to the federal, state and local governments and private industry customers nationwide. Our Homeland Security Team provides total security solutions and integrated services for consulting, engineering/design, procurement and construction services.

•	Transportation and Water Infrastructure – State and local critical infrastructure upgrade requirements, provides growth opportunities for our E&I Segment. We have targeted specific regions to expand our participation in this segment in order to most effectively deploy our technical and project management resources.

Pursue Growth in the Federal Market Place Through Diversification of Service Offering

•	The Federal Government ranks as one of the largest buyers of technical service in the the world. Shaw’s breadth of technical expertise and experience, along with Shaw E&I’s years of government contracting experience, offers the platform to expand our participation within this vast market.

Pursue Growth Opportunities for the Power Market

Shaw provides a broad portfolio of services to all segments of the power market and we are currently taking advantage of domestic and international opportunities. Our experience and diversity of capabilities allows us to participate in all power segments and reduces the impact on our operations from the cyclical nature of certain sectors of the power industry. Opportunities for our services in the power market include Engineering, Procurement and Construction (EPC), Maintenance, and Fabrication & Manufacturing opportunities.

Engineering, Procurement & Construction

•	Nuclear – The United States has approximately 100 operating nuclear plants that continue to require engineering and maintenance services to support operations and improve performance. In addition to supporting operations and improving performance, plant restarts and new plant construction provide opportunities for further expansion. Plant restarts are currently taking place in the U.S. and Canada while new plant construction is ongoing in certain foreign countries and should occur in the U.S. in the future. This market is estimated at $250 million per year. During fiscal 2004, we were awarded contracts totaling more than $50 million. Our subsidiary, Stone & Webster is well known for its strengths in the design of new nuclear facilities and the related technical services.

•	Flue Gas Desulphurization (FGD) – Environmental regulations and the rising price of natural gas have fueled the need to retrofit existing coal-fired power plants. During fiscal 2004, we were awarded engineering contracts on projects totaling more than $200 million. We believe we are well positioned and qualified to perform the EPC on these and other FGD projects. The FGD retrofit market is roughly a $10 to $12 billion market that will continue to grow through 2011, assuming the EPA will pass clean air regulation. We will continue to seek new opportunities in this area and believe our unique and recent experience in engineering and managing these projects will make us an early industry leader in this market.

•	Coal – The sharp rise in oil prices has prompted regulated power companies in the United States to focus on coal-fired plants. While the number of new plants in the future is an uncertainty, the general consensus is that some awards of coal plants will be made in fiscal 2005. Our Stone & Webster subsidiaries have the experience and expertise related to these coal plants which should position us for a share of this market.

•	Gas-Fired Generating Capacity – Expansion of new gas generation capacity will be limited in the United States market, but the international market, including Canada, is expected to become increasingly active. Some growth in the United States is expected to be driven by distribution rather than capacity as evidenced by two generating plants awarded to us during fiscal 2004 totaling more than $700 million in contract value which are currently under construction. Select opportunities to potentially complete construction on existing and partially-completed combined-cycle plants throughout the United States exist in the market. Additionally, general proposals are in preparation for international projects in fiscal 2005. Our integrated capabilities and recent experience bodes well for success in what will be a competitive market.

Maintenance

•	Shaw Maintenance – Shaw Maintenance is well positioned to assist the power industry by providing capabilities that compliment our EPC services. We are a diverse, worldwide business group able to provide our clients with Reliability services, Turnarounds & Outages, Small Project Capital Construction Services, Tank Design Construction & Maintenance, Insulation, Painting, Scaffolding, and Water and Wastewater Operation and Maintenance (O&M). Our Plant and Reliability Engineering, as well as our Maintenance expertise, combine to assist our clients in the improvement of power production and compliance with federal environmental requirements. Nuclear, FGD, Coal and Gas-fired generation opportunities in the market will provide the best power growth opportunities for our maintenance services in fiscal year 2005.

•	Nuclear Plant Maintenance and Modifications - We are currently providing nuclear maintenance services in 33 of the 103 operating nuclear plants in the United States and decommissioning services at two plants. Potential opportunities include expansion to other U.S. plants and the expansion of our services within the existing plants. This market is estimated at $500 million per year. During fiscal 2004, we were awarded contracts totaling more than $250 million. Our subsidiary, Stone & Webster has performed nuclear plant maintenance modification services for over 25 years and has the largest market share in the United States.

Fabrication & Manufacturing

•	Piping – Nuclear maintenance, FGD projects, new coal plants and retrofits, new gas plants, and general plant maintenance all require pipe fabrication which our group can provide. A typical new power plant will result in multiple subcontracts which all include pipe fabrication. The Fabrication and Manufacturing Group generally participates in some way on each new plant being built in the U. S. market and many being built internationally. The participation is not limited to Shaw business units. We expect the most growth opportunities in the power market for piping to occur domestically in the coal market, both new coal plants and retrofits.

Pursue Growth Opportunities for the Process Market

Shaw provides a variety of services to process industries and we are focusing on efforts in both domestic and international opportunities. Opportunities for our services in the processes industries market include Engineering, Procurement and Construction (EPC), Maintenance, and Fabrication & Manufacturing opportunities.

Engineering, Procurement & Construction

•	Proprietary Technologies within the Process Industries. We offer world-class proprietary technologies to the refining and petrochemical industries. Our fiscal 2003 acquisition of Badger Technologies demonstrates our commitment to expand our technology portfolio and maintain a leadership position in process technologies. The acquisition of Badger complements our core competency in conversion technologies (steam cracking and fluid catalytic cracking) by enabling us to offer several key olefin derivative technologies. In particular, we are now able to license world leading technologies to produce ethyl benzene and cumene through Badger Licensing LLC, a joint venture of Stone & Webster and ExxonMobil Chemical. We are also able to offer Badger styrene monomer technology in cooperation with Atofina. By providing world-class proprietary technologies, we are able to capitalize on the combined strengths of Shaw and our partners to offer our clients an optimum business solution. We expect to continue to expand our technology portfolio through key alliance partners and research and development efforts.

•	Clean Fuels – We were awarded approximately $200 million of clean fuel emissions work in fiscal 2004 and approximately $50 million in early fiscal 2005. We currently have five active clean fuels projects. We believe this market will continue to expand for us into fiscal 2006 as we have demonstrated the ability to win and execute work in this area.

•	Ethylene – The demand for ethylene is growing at a rate of 4 to 5% per year (1.4 times GDP growth). Approximately 70% of ethylene is produced from petroleum derived naphtha but this is changing due to the availability of low cost ethane feedstock in the Middle East region. This feedstock cost advantage has seriously impacted the economic viability of gas feed steam crackers in North America where feedstock price is controlled by natural gas pricing. New facilities will mainly be gas feed crackers based on ethane extracted from nature gas. The expansion in ethylene demand is being driven by the increased demand for polyethylene, polyesters, polystyrene and PVC, mainly from China. We anticipate this increase to continue into fiscal 2006. We are currently bidding on ten major ethylene projects in the Middle East and China with additional projects in the planning stage. With our estimated 35% of the all ready existing market share and only four ethylene technology licensor competitors, our Stone & Webster subsidiaries are well positioned to seize these opportunities.

•	Petrochemical Refinery – The refining industry is searching for new value-added projects that can be produced from petroleum, and are investigating integration into petrochemical facilities. We have an exclusive agreement with RIPP/Sinopec to license a key technology that encourages the refiner’s entry into the petrochemical arena. This technology is a high olefin yield, fluid catalytic cracker derived process called Deep Catalytic Cracking (DCC). This technology is of increasing interest because of its ability to produce propylene, a base chemical that is in short supply and whose demand is growing faster than that of ethylene. The petrochemical industry is concerned about the future supply of propylene. This is due to the predominant increase in ethane crackers which produce ethylene and minimal amounts of propylene which leads to the increased interest in DCC. We have just licensed a large DCC unit to a confidential client and are in discussions with several other potential clients. We believe growth opportunities in the process market for petrochemical refineries exist in retrofit projects domestically and new construction and expansion projects internationally.

Maintenance

•	Process Maintenance – Shaw Maintenance began as primarily a process focused business and has diversified into all phases of the industrial market. We strive to be safety-driven with proactive programs and world-class results. Shaw Maintenance holds diverse capabilities to service our client’s needs. We perform design, repair, renovation, and preventative services to customer facilities worldwide. Shaw Maintenance is positioned to assist the Process industry by providing capabilities in conjunction with our EPC services. Petrochemical, Ethylene and Clean Fuels markets will provide the best Process growth opportunities for our Maintenance services in fiscal year 2005.

Fabrication & Manufacturing

•	Piping – Shaw Fabrication and Manufacturing has completed a substantial portion of the pipe fabrication for the clean fuels initiatives taking place in the U.S. market. Alliances with major refinery owners as well as alliances with many of the EPC companies involved in clean fuels projects have resulted in extensive work experience and backlog for our group. Shaw’s inventory levels, fabrication expertise and capacity, and innovative material supply programs have led to the bulk of these bookings. The material market is the most challenging it has been in recent history due to the explosive expansion of the Asian market. Not only has the fabrication portion of our business benefited, but our manufacturing arm has seen tremendous benefits from this market. In addition to clean fuels, new plants utilizing proprietary technologies provide tremendous fabrication opportunities. We expect our growth opportunities for the process market in piping to occur internationally as ethylene and petrochemical refinery opportunities occur.

Maintain A Diversified Revenue Base. We intend to continue to maintain our diversity in markets served, services offered, contracting arrangements and customer base. This diversity has helped us to minimize our dependence on any particular market segment or individual customer, minimize the impact of short-term market volatility and has enabled us to more accurately anticipate future revenues. Our presence across numerous markets allows us to focus our resources on those areas experiencing growth. In addition, our presence allows us to allocate our resources efficiently within and across our segments. With the IT Group acquisition in fiscal 2002, we further diversified our business mix which provided a recurring revenue base. Many of our environmental and infrastructure businesses, along with our existing ECM maintenance services, tend to provide recurring revenues due to established customer-contracts. However, a significant portion of our revenue is generated from services provided to various U.S. Government agencies under separate contracts. For the years ended August 31, 2004, 2003 and 2002, revenues from these U.S. Government agencies were $1,170.0 million, $948.9 million and $363.0 million, respectively.

Maintain Focus On Cost-Reimbursable and Negotiated Fixed-Price Contract Structures. Our strategy is to perform most of our engineering, procurement and construction projects pursuant to cost-reimbursable contracts in which our contractual loss exposure is limited to our gross profit. These contracts often contain incentive/sharing/penalty provisions for performance, cost control, and delivery of products and services. We intend to continue our contracting practices to minimize our risk of contractual losses while providing incentives for us and our customers to work cooperatively. As of August 31, 2004, approximately 78% of our contracts included in our backlog are cost-reimbursable contracts, 20% are fixed-price contracts and 2% are unit-price contracts.

In the current domestic power market and our expanded environmental and infrastructure services to various U.S. Government agencies, our customers are increasingly requesting fixed-price contracts. We prefer to selectively pursue such fixed-price contracts whenever possible on a negotiated basis in situations where we believe we can control our cost and minimize our risks. For example, in September 2003, we signed and announced an EPC contract to build a combined-cycle power plant in Queens, New York, which is a $565 million fixed-price contract. Generally, fixed-priced contracts are priced with a higher margin than cost-reimbursable contracts in order to compensate for cost overrun risk.

Continue To Form Strategic Alliances. We intend to continue to capitalize upon and enter into strategic partnerships and alliances with our customers. Our alliance and partnership agreements enhance our ability to obtain contracts for individual projects by eliminating or reducing formal bid preparation. We continue to pursue these strategic partnerships and alliances in an attempt to increase our market share within our existing markets and assist us in entering into new markets. We will also continue to look to expand our operations where we see the potential for attractive and profitable business opportunities and can leverage the local knowledge of an alliance or joint venture partner. For example, Shaw E&I has a partnership with CEI related to seven military housing privatization projects. CEI’s experience in property management along with our engineering and construction management experience has allowed us to obtain a portion of this market share. Additionally, within our facilities management activities, we continue to pursue strategic alliances like our partnership with Computer Sciences Corporation to provide facilities management services to NASA’s Stennis Space Center.

Capitalize On Opportunities For Cross-Selling. We have several complementary areas of expertise we will leverage to deliver increased value to our customers. Our engineering, design and construction expertise allows us to provide retrofitting and construction services to our facilities maintenance customers such as the Tennessee Valley Authority, or TVA. In addition, we expect the capabilities of our E&I segment to allow us to offer specialized environmental remediation, facilities management and maintenance services to our clients in the power and process industries. As a result, our combined business now enables us to offer complete service offerings, from design through construction to ongoing maintenance and management, across a variety of industries.

Pursue Selective Acquisitions. We intend to continue to pursue selective acquisitions of businesses or assets that will expand, complement or further diversify our current portfolio of products and services. Upon execution of our effective and thorough due diligence procedures led by our senior executives who became involved early in the acquisition process, we believe we have efficiently enhanced our existing services through our successful strategic acquisitions. For example, effective December 31, 2003, we acquired all of the common stock of Energy Delivery Services, Inc. (Shaw EDS) from Duke Energy Global Markets, Inc. which provides a full line of vertical services to utility companies seeking to upgrade, install and maintain their power grids and is vertically integrated in our ECM segment. From time to time, we may also consider dispositions of non-strategic assets.

Utilize Technology And Intellectual Property. We intend to continue to employ our technology and intellectual property to reduce costs and to better serve our customers. Our technologies include:

•	Induction Pipe Bending Technology. We believe our induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available. Induction bending utilizes simultaneous super-heating and compression of pipe to produce tight-radius bends to a customer’s specifications. When compared to the traditional cut and weld method, our induction bending technology provides a lower cost and more uniform product, generally considered stronger and less prone to structural fatigue.

•	Proprietary Ethylene and Downstream Petrochemical Technologies. We believe we have a leading position in technologies associated with the process design of plants that produce ethylene. We estimate we have supplied process technology for approximately 35% of the world’s ethylene capacity constructed since 1990.

•	Technology Partnerships. We have been awarded 24 of the last 36 residual feed fluid catalytic cracking projects and have combined the best elements of fluid catalytic cracking technology from different developers into a single source that is among the best in the industry. Our partners include Total, Axens, Spraying Systems, BP and RIPP. We also offer the only commercially demonstrated high olefin production catalytic cracking technology through our exclusive licensing agreement with RIPP/Sinopec.

•	Proprietary Customer-focused Computer Software. We have developed proprietary computer software to aid in project and process management. This software includes:

•	SHAW-MAN™ and other software programs which enhance a customer’s ability to plan, schedule and track projects and reduce installation costs and cycle times.

•	SHAWTRAC™ which is a web-based, proprietary earned value application that enables us to continually enhance the way we manage and integrate the many phases of a capital project, from estimating to engineering through construction and start-up. Users from around the world consistently access SHAWTRAC™ through the public networks in order to update and understand the real-time financial position of respective projects.

•	Technology Solutions for the Electric Power Industry. Power Technologies, Inc., or PTI, one of our subsidiaries, provides software for the electric power industry. PTI’s licensed software includes, programs for analyzing and optimizing electric power system performance and evaluating transfer capability, transaction impacts and contingency analysis for transmission systems. In addition, we have programs for transmission reliability studies and for planning, designing and analyzing distributions systems.

•	Line Rating Monitor. PTI’s patented real-time monitoring system enables electric transmission and distribution lines to transfer more power while maintaining high reliability and safety. This new technology has recently completed beta testing and is ready for commercial application.

•	Proprietary Biological Treatment Technologies — We believe we have a leading position in the application of biotechnology for the destruction of recalcitrant contaminants in the environment. Our distinctions include:

—	Identifying and optimizing the degradative activity of naturally-occurring microorganisms with distinctive capabilities for degrading targeted contaminants. Such contaminants include MTBE, TBA, ammonium perchlorate, PCBs, TCE, PAHs, HCFCs, nitroaromatics and chlorinated solvents. We possess microorganisms with exceptional capabilities for each of these, and patent positions related to the degradation of several of these contaminants; and

—	Developing and applying high-performance, biologically based process systems for the destruction of contaminants in air, water and soils. These include both in situ technologies for in-ground remediation of soils and groundwater, and above-ground systems for groundwater, wastewater and drinking water treatment. We hold a number of patents related to enhancing the performance of bioreactor systems. These systems, many using our proprietary microbes or microbial activity enhancement approaches, are in use in such diverse applications as high-concentration ammonium perchlorate in groundwater, high-strength wastewater treatment in the food-and-beverage industry, volatile organic compound, and odors treatment from tobacco plant air streams, and solvent destruction in pharmaceutical wastewaters.

Business Segments

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

Federal

     Core Services: The core service of our federal business is the delivery of environmental restoration and regulatory compliance services to U.S. government agencies, such as the DOD, the Department of Energy (“DOE”), the Environmental Protection Agency (“EPA”), and the Government Services Administration (“GSA”). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and the Resource Conservation and Recovery Act of 1976 (“RCRA”). Regulatory compliance activities are centered on providing professional services to meet the requirements of the Clean Water

Act, Clean Air Act, Toxic Substances Control Act, and RCRA. For the DOE, we are presently working on several former nuclear-weapons production facilities where we provide engineering, construction and construction management for nuclear activities. For the DOD, we are involved in projects at several Superfund sites and several Formerly Utilized Sites Remedial Action program (FUSRAP) sites managed by the U.S. Army Corps of Engineers. For the Department of the Army, we are working on the chemical demilitarization program at several sites. The DOD is increasingly using performance based contract vehicles, including guaranteed fixed-price contracts, wherein we assume responsibility for cleanup and regulatory closure of contaminated sites for a firm fixed-price. We purchase environmental insurance to provide protection from unanticipated cost growth due to unknown site conditions, changes in regulatory requirements and other project risks.

     Homeland Security: As a part of our homeland security programs, we have provided emergency support services to numerous federal agencies (and private-sector clients) in response to anthrax contamination at a number of high profile sites. The services we provide for anthrax and other biological agent contamination include sampling, analyzing samples, providing other laboratory services, decontaminating and cleaning buildings and equipment, air monitoring and modeling, and disposing of contaminated waste. Our services also include providing risk assessment and engineering and logistical support, as well as playing a leading role in investigating, developing and testing innovative decontamination techniques to help minimize and eliminate such contamination.

     Nuclear Services: A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases and to restoring former nuclear weapons facilities. The DOD has stated there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. Further, in connection with the closure of many military bases, there are economic incentives and benefits resulting from environmental restoration that enable these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste. We continue to provide engineering and project leadership support to other DOE nuclear programs such as Mixed Oxide Fuel and Yucca Mountain.

     Environmental Liability Solutions: The DOD has stated its intent to increase the use of performance based contracts, including guaranteed fixed-price with environmental insurance vehicles. During fiscal 2004, we were awarded several IDIQ contracts by the DOD that were primarily FPRI type contracts. We have been awarded three projects totaling approximately $16.6 million and we continue to see new projects from these FPRI contracts. In addition, we have approximately $114 million in backlog related to two IDIQ projects as of August 31, 2004. We have also created the “Shaw Insured Environmental Liability Distribution” or “SHIELD”™ program, a proprietary structured transaction tool that insures and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities.

     Facilities Management – Mission Support Services: The Facilities Management – Mission Support Services business line provides integrated management services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction, operating and maintaining housing, and maintaining public safety services including police, fire and emergency services. Customers include the DOE, NASA, the Army, the Air Force, and the Navy.

     Specifically, our subsidiary, Shaw Beneco, provides construction management, design/build and general contracting for military housing, commercial and industrial facilities for the federal government and other clients. Shaw Beneco’s operations are organized by project delivery and contract type: Maintenance, Renovation and Repair (MRR) programs and Construction Projects. MRR programs include Job Order Contracts and the U.S. Air Force’s Simplified Acquisition of Base Engineering Requirements contracting methods, along with various forms of IDIQ contracts. Construction projects include stand-alone construction projects, design/build and multiple award construction contracts.

Commercial, State and Local

Commercial, State and Local services provide environmental consulting, engineering and construction services to private-sector and state and local government customers. Core services of the Commercial Consulting and Engineering and Construction Groups include engineering, consulting and turnkey management services. These services include complete life cycle management, construction management, O&M services, and environmental services including emergency response and high hazard and toxic waste cleanups and on-site remedial activities. Commercial, state and local services provides full service capability, including site selection, permitting, design, build, operation, decontamination, demolition, remediation and redevelopment. Our services range from initial studies to designing and constructing in-water remediation projects, marine terminals and navigation improvements.

Through our solid waste service line, we provide turnkey services, including engineering, permitting, design/build construction, equipment fabrication, landfill products, sampling, monitoring, and facility and system operation and maintenance, principally to the owners and operators of municipal solid waste landfills. Shaw E&I offers complete life cycle management of solid waste, employing capabilities that range from site investigation through landfill design and construction to post-closure operations and maintenance or redevelopment.

Additionally, our Science and Technology Group utilizes technology to solve environmental problems and these efforts are supported by three Company-owned laboratories. We also utilize bioreactor systems technology and have expertise in the treatment of contaminated groundwater and wastewater. Specific applications include contaminants such as perchlorate, MTBE, and high strength waste streams from food, beverage, and pharmaceutical industries.

Housing Privatization

The Housing Privatization business line provides integrated services for the DOD’s Military Housing Privatization Initiative, including property ownership; project financing; development; design/construction; and daily property management and maintenance services. This is a relatively new market that has developed in recent years as a result of the DOD’s need to retain personnel by providing quality housing to service members and their families.

Traditionally, the DOD has maintained most of its own facilities and support systems, but in recent years it has transferred many of these responsibilities to private contractors and private owners. A privatization market has been created by the government’s sales of assets or revenue streams, such as military housing, electric, water and wastewater utilities on a military base, to private companies, which are then responsible for maintenance and operation of site activities currently conducted by government personnel. Additionally, the Office of Management and Budget has an initiative to force agencies to follow the DOD’s lead and begin to streamline their operations.

As a result, during fiscal 2004, we have been awarded two contracts to privatize military family housing for approximately 2,500 military family housing units with our joint venture partner, CEI. The total estimated development costs for these two contracts is approximately $284 million. Additionally, we have been notified that we have been awarded five additional contracts to privatize military family housing; however, these contracts had not yet closed as of August 31, 2004. These contracts have estimated development costs of approximately $1 billion for the privatization of approximately 7,800 military family housing units. We believe several factors, including (i) our federal government business platform, (ii) prior DOD facilities management and Job Order Contracting and other governmental contracting experience, and (iii) expertise in construction at military installations contributed to these contracts being awarded to us.

Engineering, Construction & Maintenance Segment

The ECM segment provides a range of project-related services, including design, engineering, construction, procurement, maintenance, technology and consulting services, primarily to the power generation and process industries.

Industry Overview

Power Generation Industry

We provide a full range of engineering, procurement and construction services to power projects on a global basis. During fiscal 2001, our backlog increased significantly as a result of demand for new power plants, primarily combined-cycle and combustion turbine technology fueled by natural gas or both oil and gas. This new capacity demand was primarily created by orders from independent power producers and merchant power plants to develop additional generation capacity. Typically, new plants from independent and merchant power producers compete directly with existing utilities in deregulated sectors. Deregulation also created opportunities for us from existing utilities that needed to upgrade or develop new power plants to remain competitive. Although demand for new power plants decreased significantly in fiscal 2002 and fiscal 2003, we expect that in the coming years many existing plants will need to be “re-powered” or substantially upgraded by replacing all or most of the existing equipment with more efficient systems. During fiscal 2004, we were awarded two contracts for new construction gas-fired power generation projects for a combined contract price of approximately $735 million.

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

Process Industry

Our process work includes work for customers primarily in the chemical, petrochemical and refining industries. Demand in processing industries has declined in recent years as a result of decreased spending by chemical, petrochemical and refining companies and, more recently, due to an overall downturn in the worldwide economy. However, we are encouraged by an increase in inquiry activity in the petrochemical and refining industries, especially in the overseas markets. Key drivers include an increased demand for ethylene and downstream petrochemical products as well as waste-to-energy opportunities. We believe there will be increased capital expenditures by the major oil and petrochemical companies in calendar 2005. Internationally, China continues to significantly expand its petrochemical capabilities. Critical to this expansion is additional ethylene capacity which is one of our core competencies. We also expect new petrochemical opportunities in the oil producing regions due to the higher than expected crude oil prices and the availability of lower priced natural gas in the Middle East. This is particularly true in the Kingdom of Saudi Arabia where the oil refining industry is beginning to expand into petrochemicals.

We expect that actions by the major oil and petrochemical companies to integrate refining and petrochemical facilities in order to improve margins will provide opportunities for us. In the petrochemical field, we have particular expertise in the construction of ethylene plants which convert gas and/or liquid hydrocarbon feed stocks into ethylene, the source of many higher-value chemical products, including packaging, pipes, polyester, antifreeze, electronics, tires and tubes. The demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of crude and to produce a greater number of products. In addition, current refining activity is being driven by demand for clean fuels and clean air legislation. While the refining process is largely a commodity activity, the configuration of each refinery depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs. We also undertake related work in the gas-processing field, including propane dehydrogenation facilities, gas treatment facilities, liquefied natural gas plants and cryogenic processes.

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

Construction, Procurement and Maintenance

We provide construction and construction management services. We often manage the procurement of materials, subcontractors and craft labor. We believe we have significant expertise in effectively and efficiently managing these activities, vendors and labor. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm or as a construction manager, engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. Under operation and maintenance contracts, we perform repair, renovation, predictive and preventative services to customers in their facilities worldwide.

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

Technology

Our world-class proprietary olefin and refinery technologies, coupled with the Badger alliances, allow us to offer clients an integrated refinery and petrochemicals solution. The combined Stone & Webster/Badger team, in conjunction with key alliance partners, offers leading technology in many sectors of the refining and petrochemical industry.

Fabrication, Manufacturing And Distribution Segment

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants and manufactures. We believe we are the largest supplier of fabricated piping systems for power generation facilities in the United States and a leading supplier worldwide. In process facilities, piping systems are the critical path to convert raw or feedstock materials to products. We fabricate fully integrated piping systems and provide a full range of engineering, procurement and construction services for process customers around the world.

Piping system integration accounts for a significant portion of the total man-hours associated with constructing a power generation or a materials processing facility. We provide fabrication of complex piping systems from raw materials including carbon steel, stainless steel and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to length, welding fittings on the pipe and bending the pipe, each to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, South Carolina, Utah, Oklahoma (where operations have been substantially reduced as a result of decreased demand), the United Kingdom, Venezuela (our pipe fabrication facility was closed due to political unrest during 2003), and two joint ventures: Bahrain and China. Our fabrication facilities are capable of fabricating pipe ranging in diameter from 1/2 inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. We can fabricate pipe assemblies up to 100 feet in length and weighing up to 45 tons.

We believe our induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available, and we utilize this technology and related equipment to bend pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening. In addition, we have commenced a robotics program which we believe will result in productivity and quality levels not previously attained in this industry. As of August 31, 2004, the robotics program is currently being tested in production.

We operate a manufacturing facility in Shreveport, Louisiana, which sells its products to our ECM segment’s operations and to third parties. Manufacturing our own pipe fittings enables Shaw to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total installed costs.

We also operate several distribution centers in the U.S., which distribute our products and products manufactured by third parties. Demand for the segment’s products is typically dependent upon capital projects in the Power Generation and process industries.

Segment Financial Data And Export Sale Information

See Note 15 of the notes to our consolidated financial statements for detailed financial information regarding each business segment and export sales information.

Revenues By Industry And Geographic Region

Our revenues by industry in our three most recent fiscal years approximated the following amounts:

	Year Ended August 31,
	2004		2003		2002
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$1,329.4	43%	$1,203.8	37%	$489.8	16%
Power Generation	1,115.5	36	1,536.2	47	2,217.8	70
Process Industries	544.2	18	440.5	13	258.5	8
Other Industries	87.8	3	112.3	3	183.0	6

	$3,076.9	100%	$3,292.8	100%	$3,149.1	100%

Process industries include chemical and petrochemical processing and crude oil refining sales. Other industries includes the oil and gas exploration and production industry as well as various fabrication distribution customers.

The major industries in which we operate are cyclical. Because our customers typically participate in a broad portfolio of industries, our experience has been that downturns in one industry sector may be mitigated, in part, by opportunities in another sector.

Our revenues by geographic region in our three most recent fiscal years approximated the following amounts:

	Year Ended August 31,
	2004		2003		2002
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%
United States	$2,511.6	82%	$2,800.9	85%	$2,737.3	87%
Asia/Pacific Rim	223.4	7	219.8	7	146.1	5
Middle East	151.3	5	12.0	—	10.8	—
Europe	96.3	4	101.9	3	103.7	3
Canada	74.5	2	127.7	4	108.2	4
South America and Mexico	7.2	—	14.7	—	27.6	1
Other	12.6	—	15.8	1	15.4	—

	$3,076.9	100%	$3,292.8	100%	$3,149.1	100%

Backlog

The following table breaks out backlog in the following industry sectors, geographic regions and business segments for the periods indicated.

	At August 31,
	2004		2003		2002
	In Millions	%	In Millions	%	In Millions	%
Industry Sector
Environmental & Infrastructure	$2,856.4	50%	$2,783.9	59%	$2,313.7	41%
Power Generation	2,176.7	38	1,399.7	29	2,690.2	48
Process Industries	723.2	12	529.1	11	497.8	9
Other Industries	9.7	—	38.6	1	103.0	2

	$5,766.0	100%	$4,751.3	100%	$5,604.7	100%

Geographic Region
Domestic	$4,906.6	85%	$4,310.7	91%	$5,080.9	91%
International	859.4	15	440.6	9	523.8	9

	$5,766.0	100%	$4,751.3	100%	$5,604.7	100%

Business Segments
E&I	$2,856.4	50%	$2,783.9	59%	$2,313.7	41%
ECM	2,793.8	48	1,868.3	39	3,017.0	54
Fabrication, Manufacturing and Distribution	115.8	2	99.1	2	274.0	5

	$5,766.0	100%	$4,751.3	100%	$5,604.7	100%

We estimate that approximately 43% of our backlog at August 31, 2004 will be completed in fiscal 2005.

Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits. see Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.”

E&I Segment - Our E&I segment’s backlog includes the value of awarded contracts and the estimated value of unfunded work of our consolidated subsidiaries and our proportionately consolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been at least partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year or two of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on our experience with similar awards and similar customers and average approximately 75% of the total unfunded awards. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. Our backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

ECM Segment - We define our backlog in the ECM segment to include projects for which we have received a commitment from our customers of our consolidated subsidiaries and proportionately consolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Our backlog for maintenance work is derived from maintenance contracts and our customers’ historic maintenance requirements.

Fabrication, Manufacturing & Distribution - We define our backlog in this segment to include projects for which we have received a commitment from our customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project.

Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenue associated with work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed.

Types Of Contracts

Our work is performed under fixed-price contracts, cost-reimbursable contracts, and fixed-price and cost-reimbursable contracts modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to a different contract type. We focus our engineering, procurement and construction activities on cost-reimbursable, as defined below, and negotiated fixed-price work. We believe these types of contracts reduce our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts are generally obtained by direct negotiation rather than by competitive bid. We have entered into fixed-price or unit-price contracts on a significant number of our domestic piping contracts and substantially all of our international piping projects. At August 31, 2004, approximately 78% of our backlog was comprised of cost-reimbursable contracts, 20% were fixed-price contracts and 2% were unit-price contracts.

Our fixed-price contracts include the following:

•	Firm fixed-price contract - A contract in which the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. As a result, we benefit from costs savings while generally being unable to recover any cost overruns on these contracts. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other events negotiated. These fixed-price contracts usually require that we use our best efforts to accomplish the scope of the work within a specified time; otherwise, we could be assessed damages which in some cases are limited to agreed-upon liquidated damages.

•	Maximum price contract - A contract which provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to adjustment by reason of our cost experience, but the adjustment would generally not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients. As a result, we partially benefit from cost savings while we generally are unable to recover any cost overruns in excess of the ceiling price.

•	Unit-price contract - A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being units of work performed. Variations in unit-price contracts include the same type of variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and unit prices.

Our cost-reimbursable contracts include the following:

•	Cost-plus contract - A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. These contracts usually require that we use our best efforts to accomplish the scope of the work within a specified time; otherwise, we could be held liable for damages which in some cases are limited to agreed upon liquidated damages. The contracts may also include incentives for various performance criteria including areas as quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our customers and such reviews could result in costs being disputed as not reimbursable under the terms of the contract.

•	Target-price contract - A contract under which we are reimbursed for costs plus a fee consisting of two parts: (i) a fixed amount which does not vary with performance and (ii) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover any cost overruns on these contracts; however, we can be assessed liquidated or actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or below the target. In some contracts, we may agree to share cost overruns in excess of our fee which could result in a loss on the project.

U.S. Government contracts are typically awarded through competitive bidding or negotiations pursuant to federal acquisition regulations and may involve several bidders or offerors. Government contracts also typically have annual funding limitations and are limited by public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed. Many of these contracts are multi-year Indefinite Delivery Order agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the client to define the scope and amount of work required. Although these contracts do not initially provide us with any specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding.

Although we generally serve as the prime contractor on our federal government contracts, or as part of a joint venture which is the prime contractor, we also serve as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, we have entered into and may continue to enter into joint venture or teaming arrangements with competitors.

Also, U.S. Government contracts generally are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

Our continuing service agreements with customers expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments. Service agreements allow our customers to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power, chemical and refinery projects. In addition, while these agreements do not typically contain committed volumes, we believe that these agreements provide us with a steady source of new projects and help minimize the impact of short-term pricing volatility.

Customers And Marketing

Our customers are principally major multi-national industrial corporations, regulated utilities, independent and merchant power providers, governmental agencies and equipment manufacturers.

For the year ended August 31, 2004, we had revenues from seven customers of approximately $814.2 million, which represented approximately 52% of our ECM segment’s revenues and 27% of our total revenues. We also had total revenues from U.S. Government agencies or entities owned by the U.S. Government of approximately $1,170.0 million (38% of our total revenues) that included E&I segment revenues totaling approximately $908.6 million (68% of E&I segment revenues).

Additionally, as of August 31, 2004, approximately 54% of our total backlog, and approximately 93% of the E&I segment’s backlog is with U.S Government agencies or entities owned by the U.S. Government. Contracts with seven separate commercial customers of the ECM segment represent approximately 31% of total backlog and 63% of ECM backlog at August 31, 2004.

For the year ended August 31, 2003, we had revenues from entities owned or controlled by PG&E National Energy Group, Inc. of approximately $435.9 million, which represented approximately 24% of our ECM segment’s revenues and 13% of our total revenues. Also, we had total revenues from U.S. Government agencies or entities owned by the U.S. Government of approximately $948.9 million (29% of our total revenues) that included E&I segment revenues totaling approximately $815.0 million (68% of E&I segment revenues).

We conduct our marketing efforts principally with an in-house sales force. In addition, we engage independent contractors as agents to market to certain customers and territories. We pay our sales force a base salary plus, when applicable, an annual bonus. We pay our independent contractors on a commission basis which may also include a monthly retainer.

Raw Materials And Suppliers

For our engineering, procurement and construction services, we often rely on third party equipment manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation and other market price fluctuations.

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

Industry Certifications

In order to perform fabrication and repairs of coded piping systems, our domestic construction operations and fabrication facilities, as well as our subsidiaries in Derby, U.K. and Maracaibo, Venezuela, maintain the required American Society of Mechanical Engineers (“ASME”) certification (U & PP stamps). The majority of our fabrication facilities, as well as our subsidiaries, in Derby, U.K. and Maracaibo, Venezuela have also obtained the required ASME certification (S stamp) and the National Board certification (R stamp).

Our domestic subsidiary engineering and construction operations in Stoughton, Massachusetts also maintain the required ASME certification (S stamp) and the National Board repair certification (R stamp) in addition to the ASME certifications (A, PP, & U stamps) and the National Board registration certification (NB stamp) for S, A, PP, and U stamped items.

In order to perform nuclear construction, fabrication, and installation activities of ASME III Code items such as vessels, piping systems, supports, and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations in Stoughton, Massachusetts maintain the required American Society of Mechanical Engineers (“ASME”) certifications (N, N3, NPT, & NA stamps)(NS Cert). These ASME certifications also authorize our Stoughton location to serve as a material organization for the supply of ferrous and nonferrous material. Stoughton, Massachusetts also maintains the National Board nuclear repair certification (NR stamp) and National Board registration certification (NB stamp) for N & N3 stamped nuclear components.

The Laurens, South Carolina facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material. This facility is also registered by the International Organization of Standards (ISO 9002). Substantially all of our North American engineering operations, as well as our UK operations, are also registered by the International Organization of Standards (ISO 9001).

Patents, Trademarks And Licenses And Other Intellectual Property

We have several items that we believe constitute valuable intellectual property. We consider our computerized project control system, SHAW-MAN™, to be a proprietary asset. We believe that our Stone & Webster subsidiary has a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program. Our Power Technologies Inc. (PTI) subsidiary is the owner of a recently issued patent for a line rating monitor, sold as the ThermalRate® System. The ThermalRate® System allows transmission and distribution lines to carry more power while maintaining high reliability and safety. For lines that thermally limit power flow, the ThermalRate® System is a cost-effective solution which can avoid physical modifications of the lines.

Through the acquisition of the Badger® technologies, we have obtained several technology partnerships. In the key area of zeolite catalysis, the association with ExxonMobil Chemical has resulted in the successful development of what we believe to be the world’s leading technologies to produce ethyl benzene and cumene, which are available for license through Badger Licensing LLC, our joint venture with ExxonMobil Chemical. Complementing this relationship in alkylation is the licensing of the Fina/Badger Styrene Monomer Technology, a relationship that has spanned 40 years. In the area of gas to liquids, we are the exclusive provider of front end/basic engineering for Sasol’s Fischer-Tropsch technologies.

Through our acquisition of the assets of the IT Group, we have acquired certain patents that are useful in environmental remediation and related technologies. The technologies include the Biofast® in-situ remediation method, a vacuum extraction method for treating contaminated formations, and a method for soil treatment which uses ozone. The IT Group acquisition also included the acquisition of proprietary software programs that are used in the management and control of hazardous wastes and the management and oversight of remediation projects.

In fiscal 2003, we acquired Envirogen, Inc. which had certain patents and trademarks. Envirogen’s patented technologies include processes for the control of biomass in Fluidized Bed Reactors which processes enhance overall system degradative performance and operating costs, biodegradation of MTBE and other compounds utilizing specialized bacteria and degradative techniques, and designs for Membrane Biological Reactors reducing operating costs and downtime associated with membrane cleaning for water treatment.

Competition

The markets served by both our ECM and E&I segments are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of regional, national and international companies are competing in the markets we serve, and certain of these competitors have greater financial and other resources. Further, we are a recent entrant into certain areas of these businesses, and certain competitors possess substantially greater experience, market knowledge and customer relationships.

In pursuing piping, engineering and fabrication projects, we experience significant competition in both international and domestic markets. In the United States, there are a number of smaller pipe fabricators; while internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than us.

Employees

At August 31, 2004, we employed approximately 17,200 employees, and approximately 600 of these employees were represented by labor unions pursuant to collective bargaining agreements. We also employ union labor from time to time on a project-specific basis. We believe current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

At August 31, 2004, approximately 950 of our employees work in our wholly-owned subsidiaries in Canada and 180 in the United Kingdom.

Environmental Laws And Regulations

We are subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of hazardous materials and wastes and health and safety.

The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs with respect to environmental compliance have not been material, and we have not incurred any material environmental liability. However, we cannot assure you that we will not incur material environmental costs or liabilities in the future. For more information on the impact of environment regulation upon our businesses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Item 2. Properties

Our principal properties at August 31, 2004 are as follows:

		Approximate
Location	Description	Square Feet
Baton Rouge, LA	Corporate Headquarters	240,000	(1)
Laurens, SC	Pipe Fabrication Facility	184,100
Prairieville, LA	Pipe Fabrication Facility	44,000	(5)
Shreveport, LA	Pipe Fabrication Facility	62,600	(5)
West Monroe, LA	Pipe Fabrication Facility	78,500
Walker, LA	Pipe Fabrication Facility	169,500
Maracaibo, Venezuela	Pipe Fabrication Facility	45,000	(4)
Tulsa, OK	Pipe Fabrication Facility	144,800	(7)
Clearfield, UT	Pipe Fabrication Facility	391,200	(1)
Troutville, VA	Pipe Fabrication Facility	152,200	(3)
Derby, U.K.	Pipe Fabrication Facility	200,000	(1)
Baton Rouge, LA	Distribution Facility	25,700	(1)
Shreveport, LA	Piping Components and Manufacturing Facility	208,000
Houston, TX	Pipe Fittings Distribution Facility	57,100	(1)
Delcambre, LA	Fabrication Facility	61,000
Laconia, NH	Fabrication Facility	28,000	(5)
Longview, TX	Fabrication Facility	25,500	(6)
Addis, LA	Fabrication Facility	109,200	(1)
Vacaville, CA	Fabrication Facility	96,000	(1)(5)
Stoughton, MA	Office Building	197,000	(1)
Cambridge, MA	Office Building	62,300	(1)
Weymouth, MA	Laboratory	19,350	(1)
Milton Keynes, U.K.	Office Building	86,500	(1)
Houston, TX	Office Building	206,000	(1)
Denver, CO	Office Building	128,500	(1)
Toronto, Canada	Office Building	99,600	(1)
Washington, D.C.	Office Building	14,000	(1)
Schenectady, NY	Office Building	69,500	(1)
Monroeville, PA	Office Building	91,800	(1)
Findlay, OH	Office Building and shops	146,000	(1)
Knoxville, TN	Office Buildings and laboratory	83,200	(1)(2)
Charlotte, NC	Office Building	23,900	(1)
Toddville, NC	Office Building	29,400	(1)

(1)	Leased facility.

(2)	Facility includes 16,000 square foot laboratory, which is owned.

(3)	Facility is being marketed for sale.

(4)	This facility has been temporarily closed due to political and economic conditions.

(5)	Facility scheduled to be closed in fiscal 2005.

(6)	Facility is closed and is subleased to a third party who has the option to purchase the facility.

(7)	Facility available for use but idle in fiscal 2004.

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

Item 3. Legal Proceedings

NEG — Covert & Harquahala

Early in fiscal 2002, we entered into two target-price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities, to provide EPC services for two gas-fired combined-cycle power plants in Covert, Michigan and Harquahala Valley, Arizona. In October 2002, the parent company of NEG, PG&E Corp. (PG&E) announced that NEG had notified its lenders that it did not intend to make further equity contributions required under the credit facility to fund the Covert and Harquahala projects. We believed this notice raised doubt about whether we would continue to be paid for the work we performed under these target-price contracts.

In May 2003, after extensive negotiations with NEG’s project entities, NEG, and their lenders, we reached a definitive settlement agreement for settlement of claims existing as of that date related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target-price for both projects by a total of $65.0 million; termination of the target-priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts; dismissal of pending legal proceedings, our release of claims based on existing change orders and the incurrence of additional costs, and the extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. NEG paid us $32.5 million in May 2003 as a result of this settlement agreement and required us to post a letter of credit in its favor for the same amount which was assigned by them to its lenders.

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

While we previously demonstrated substantial completion on all six units at the two plants, the owners did not accept our various unit and facility completion dates and continued to assess liquidated damages. The owners accepted substantial completion of the Covert units in January 2004 and the Harquahala units in March 2004. The owners have not accepted facility completion on either project, in part because they believe we must post letters of credit on two projects totaling $43.0 million as security for warranty work in order to achieve facility completion. We firmly disagree with this position, and until all outstanding disputes are resolved, we do not intend to post additional letters of credit. In the meantime, we intend to comply with our warranty obligations.

As of August 31, 2004, the owners have withheld $55.4 million from milestone payments due us as an offset to liquidated damages they have claimed. In addition, in August 2004, the owners drew $18.8 million under an outstanding letter of credit for liquidated damages they have claimed due. As of August 31, 2004, the owners have indicated that they may claim as much as $89 million in liquidated damages. The ultimate assessment could be higher as the owners are claiming that they can assess daily liquidated damages until facility completion is accepted ($70,000 per day at Covert and $63,000 per day at Harquahala) up to a maximum of approximately $130 million for both projects. On March 29, 2004, we filed liens against both projects and have initiated binding arbitration regarding our claims. Arbitration with the owners is not expected to occur until the summer of calendar year 2005 at the earliest.

On February 20, 2004, we were notified by the lenders of the Harquahala project of their intention to draw $18.7 million under the existing $32.5 million letter of credit for assessed liquidated damages. We sought an injunction in the Supreme Court of the State of New York to preclude the lenders from drawing under the letter of credit until arbitration with the owners on the underlying claims is resolved. A temporary restraining order was granted prohibiting the lenders from drawing under the $32.5 million letter of credit but was lifted in August 2004 at which time the lenders drew $18.8 million under the outstanding letter of credit. As of August 31, 2004, a $13.7 million letter of credit remains outstanding for these projects.

Based on our evaluation and advice of legal counsel, we believe we have defenses to the owners’ claims of liquidated damages. We intend to vigorously contest the assessment. Additionally, we believe a substantial portion of the delays were caused by our vendors, subcontractors and equipment manufacturers from whom we may collect delay and related damages, and we are pursuing these actions. For these reasons, our revenue and cost estimates reflect our expectation that we will not incur liquidated damages in excess of amounts we believe would be recoverable from others. However, there can be no absolute assurance that delay damages will not have to be paid. If we are required to pay the owners delay damages that we cannot recover from subcontractors, vendors, or equipment manufacturers, that amount will be recorded as a loss.

Unrelated to the claims for delay damages discussed above, we have recorded approximately $26.5 million in claims receivable from the owners, vendors, subcontractors, equipment manufacturers, and insurance. Based on our evaluation of the contractual terms, our claims documentation, and the advice of legal counsel, we believe we have a strong basis for these claims (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; but we have only recorded a claim receivable for the portion that we estimate will ultimately be collected. Recovery of the claims is dependent upon our negotiations, arbitration and litigation with the owners and their lenders, several subcontractors, vendors and equipment manufacturers. Due to the uncertainties surrounding litigation or arbitration of this nature, we cannot provide absolute assurance to you as to the outcome of these claims or their collectibility.

If we collect amounts different than the amounts that we have recorded as claims receivable of $26.5 million, that difference will be recognized as income or loss. Timing of collection is uncertain at this time, but is not expected in the next twelve months unless a settlement occurs or the disputes are resolved through the dispute resolution process pursuant to the contract.

The following table summarizes contract amounts due from the owners and claims recorded on these projects, excluding claims related to liquidated damages as of August 31, 2004 (in millions):

Amounts due from the owners:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$55.4
Milestones unbilled at August 31, 2004 (to be billed upon final acceptance)	1.7
Reimbursement of letter of credit draws	18.8
Claims for additional costs incurred	7.7

Total amounts receivable from the owners	83.6
Claims receivable from subcontractors and others, excluding amounts related to liquidated damages	18.8
Less: Amounts collected by drawing letters of credit posted by the turbine manufacturer on the Covert project(1)	(25.6)

Total amounts receivable, excluding amounts related to liquidated damages	$76.8

(1)	Amounts collected under this letter of credit draw are for both liquidated damages and for other claims against the turbine manufacturer.

The above amounts are recorded in costs and estimated earnings in excess of billings on uncompleted contracts including claims on the consolidated balance sheet at August 31, 2004.

In March 2004, we drew the entire amount available under a letter of credit posted by the turbine manufacturer on the Covert project for $25.6 million. The turbine manufacturer disputes the draw under the letter of credit and arbitration is currently scheduled for March 2005. We believe we will prevail in this matter and believe the draw under the letter of credit is in accordance with the terms of the letter of credit. The turbine manufacturer has also filed a demand for arbitration against us for approximately $3.6 million in alleged unpaid technical assistance services which has been considered in our overall claims position with the turbine manufacturer.

Although NEG, the parent of the project entities, filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings, and we do not believe NEG’s current financial position will negatively impact future payments to us related to these projects.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims in the arbitration process. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of arbitration. In addition, we hold liens against the projects in connection with our claims under the contract. We cannot provide assurances to you of the value of such liens or our ability to execute on such liens in a timely manner.

AES — Wolf Hollow Project

On March 8, 2002, AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively “AES”) entered into a series of contracts (collectively the “EPC contract”) with us to complete the engineering, design, procurement, and construction of a gas-fired, combined-cycle power plant in Texas for an aggregate contract amount of $99.0 million. AES represented and warranted at the time of contracting with us that the project was 67% complete and that engineering was 99.8% complete, and we relied upon this stage of completion in contracting with AES.

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

In addition, we initiated an arbitration action in September 2003 against the heavy equipment supplier to recover $38 million in costs and liquidated damages incurred as a result of defects in their equipment. Discovery is underway in that proceeding, and a hearing is set to begin on January 31, 2005.

Discovery is currently underway in the AES litigation, and the case is scheduled for a jury trial in March 2005. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of August 31, 2004, there have been no significant changes with regard to this project and related disputes when compared to August 31, 2003. During fiscal 2004, we have continued to incur additional project costs related to punch list and warranty items which have been considered in our total estimate of claims against the owners, subcontractors and vendors due.

In excess of the original $99.0 million contract price, we have recorded claims receivable from AES of $17.9 million for additional costs incurred due to the fire, misrepresentation of the percentage-of-completion, disputed change orders and other claims. In addition, we have claims of approximately $7.3 million that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors. Of the $7.3 million, we have collected $1.5 million through a draw on a letter of credit posted by Parsons. Parsons disputes our claims and has filed a counterclaim alleging payments due of $1.9 million and the return of the $1.5 million letter of credit draw.

Of the original $99.0 million contract price, AES has not paid $22.0 million of billed milestones and $7.1 million of retention. In addition, $3.0 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur in early fiscal 2005. Under the terms of the EPC contract, AES, at its option, may pay up to $27.7 million of the contract price in subordinated notes or cash. The subordinated notes, $24.8 million of which we consider issued as of August 31, 2004 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million. In August and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws which remained outstanding as of August 31, 2004. We recorded revenue of $43.1 million and a loss of $2.3 million from this contract for the year ended August 31, 2003. For the year ended August 31, 2004, no gross margin has been recorded on this contract.

The following table summarizes contract amounts due from AES and claims recorded on the project (in millions):

Amounts due from AES:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$22.0
Subordinated Notes receivable from AES	24.8
Retention receivable	7.1
Milestones unbilled at August 31, 2004 (to be billed upon completion of final testing and final acceptance)(1)	3.0

Total contractual amounts due from AES	56.9
Reimbursement of letter of credit draws	28.0
Claims for additional costs incurred	17.9
Less: Amount of liquidated damages that have been included in costs	(6.6)

Total receivables from AES recorded as of August 31, 2004	96.2
Claims receivable from subcontractors and others	7.3
Less: Amount collected by drawing letter of credit posted by Parsons	(1.5)
Less: Amounts collected by drawing letters of credit posted by the turbine manufacturer (2)	(15.0)

Total receivables recorded as of August 31, 2004	$87.0

(1)	Of the total milestones unbilled at August 31, 2004, $2.9 million could be paid by AES in Subordinated Notes.

(2)	Amounts collected under this letter of credit draw are for both liquidated damages and for other claims against the turbine manufacturer.

The above amounts are recorded in costs and estimated earnings in excess of billings on uncompleted contracts including claims on the consolidated balance sheet at August 31, 2004.

If we collect amounts different than the amounts that we have recorded as receivables from AES of $96.2 million or if we collect amounts different than the amounts receivable from subcontractors and others of $8.0 million, the difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage-of-completion and other delays caused by AES, subcontractors and vendors, we recognized a reduction of revenue of approximately $6.6 million of liquidated damages. Of the remaining $34.8 million of liquidated damages, we have excluded $15.4 million from our cost estimates and we have recorded recoveries of approximately $18.0 million from subcontractors and vendors, including the turbine manufacturer. In the first quarter of fiscal 2004, we drew down $15.0 million from a letter of credit posted by the turbine manufacturer. The turbine manufacturer disputes the letter of credit draw and has initiated arbitration through a counterclaim for the return of the $15.0 million letter of credit draw and has asserted additional claims of $12.7 million for equipment, parts and services allegedly provided.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project (in millions):

Amount of liquidated damages that have been included in costs	$6.6
Amounts related to liquidated damages that have been excluded from our recorded costs:
Liquidated damages relief from AES	15.4
Liquidated damages to be reimbursed by subcontractors and vendors	18.0

33.4

Total liquidated damages assessed by AES	$40.0

If we are required to pay liquidated damages to AES of more than the $6.6 million and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as a loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims and that we will not pay AES any liquidated damages in excess of the amounts recorded. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the subordinated notes. We also filed a lien against the project in connection with our claims under the contract. We cannot provide absolute assurance to you of the value of such mortgage or lien or our ability to execute on either in a timely manner.

FPLE — Marcus Hook

Our EPC project with FPL-Energy (“FPLE”) for a combined-cycle cogeneration plant and auxiliary boiler facility in Marcus Hook, Pennsylvania, has been delayed for various reasons. Each party commenced legal proceedings against the other for various claims. Shortly thereafter, the parties withdrew their lawsuits. The parties are continuing attempts to resolve these issues.

Additionally, two of our subcontractors on the project have filed claims against us alleging total damages of approximately $20 million related to claims for extra costs incurred. We have asserted a counterclaim of approximately $8.3 million for costs associated with us obtaining another subcontractor to perform the work after one initial subcontractor failed to complete the project. Mediation with these subcontractors has not been successful to date. We believe any amounts that we incur related to this project, including legal costs to pursue these issues with subcontractors, are recoverable from FPLE under the terms of the EPC contract. However, FPLE has disputed whether these costs are fully reimbursable.

We cannot provide absolute assurance as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE, or with the subcontractors.

SEC Inquiry

On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry relating to us. The SEC has not advised us as to either the reason for the inquiry or its scope. The staff’s notice states that it should not be construed as an indication of any improper or unlawful conduct by us. We are cooperating fully with the staff’s informal inquiry; however, if the inquiry elevates to a formal investigation, the resolution could have a material adverse effect on us.

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of even an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenue on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, ten additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. Ten of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana.

In addition, two shareholder derivative actions, styled as Jonathan Nelson v. J.M. Bernhard, Jr., et al. and Larry F. Reusche v. Tim Barfield, Jr., et al., have been filed based on essentially the same allegations as the purported class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of the Company, name certain of our directors and current and former officers as defendants, and name the Company as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the alleged misconduct alleged in the purported class actions, and that certain defendants sold company stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought.

Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with GAAP and that none of our press releases or public filings contained misrepresentations or omissions. Accordingly, we intend to defend the Company and our directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

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

See also Note 20 of the notes to our consolidated financial statements.

Item 4. Submission Of Matters To A Vote Of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market For The Registrant’s Common Equity And Related Stockholder Matters

Our common stock, no par value, is traded on the New York Stock Exchange (NYSE) under the symbol “SGR”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE, for our two most recent fiscal years and for the current fiscal year to date.

	HIGH	LOW
Fiscal year ended August 31, 2003
First quarter	$18.30	$8.90
Second quarter	19.34	9.54
Third quarter	12.50	8.48
Fourth quarter	12.95	6.80
Fiscal year ending August 31, 2004
First quarter	$13.96	$8.50
Second quarter	14.45	11.09
Third quarter	13.33	10.33
Fourth quarter	12.46	8.89
Fiscal year ending August 31, 2005
First quarter (through October 29, 2004)	$12.99	$10.29

The closing sales price of the common stock on October 29, 2004, as reported on the NYSE, was $12.19 per share. As of October 29, 2004, we had 350 shareholders of record.

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

See Item 12. “Security Ownership of Certain Beneficial Owners and Management” with respect to information to be incorporated by reference regarding equity compensation plans.

Item 6. Selected Consolidated Financial Data

The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data on a consolidated basis. The selected historical consolidated financial data for each of the five fiscal years in the period ended August 31, 2004 presented below has been derived from our audited consolidated financial statements. Ernst & Young LLP audited our consolidated financial statements for each of the three fiscal years in the three-year period ended August 31, 2004. Arthur Andersen LLP audited our consolidated financial statements for each of the two fiscal years in the two-year period ended August 31, 2001. Such data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended August 31,
	2004	2003	2002	2001	2000
	(1)	(2)(8)	(3)(8)	(4)(8)	(5)(8)
	(In Millions, Except Per Share Amounts)
Consolidated Statements of Operations
Revenues	$3,076.9	$3,292.8	$3,149.1	$1,521.2	$744.0

Income (loss) from continuing operations	$(26.3)	$20.6	$96.5	$60.2	$29.4

Basic income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle (6)	$(0.45)	$0.54	$2.36	$1.50	$0.99

Diluted income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle (6)	$(0.45)	$0.53	$2.22	$1.44	$0.96

Consolidated Balance Sheets
Total assets	$2,029.9	$1,986.1	$2,301.1	$1,701.9	$1,335.1

Long-term debt and capital lease obligations, net of current maturities (7)	$261.2	$251.7	$522.1	$512.9	$255.0

Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Includes the acquisition of certain assets of Energy Delivery Services, Inc., Coastal Engineering and Environmental Consultants Inc. and LFG&E International, Inc. in fiscal 2004 (see Note 4 of the notes to our consolidated financial statements).

(2)	Includes the acquisition of certain assets of Badger Technologies, Envirogen, Inc., and LFG&E International, Inc. in fiscal 2003 (see Note 4 of the notes to our consolidated financial statements).

(3)	Includes the acquisition of certain assets of the IT Group and PsyCor Inc. in fiscal 2002 (see Note 4 of the notes to our consolidated financial statements).

(4)	Includes the acquisition of certain assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. in fiscal 2001 and amortization of goodwill, net of tax, of $13.3 million ($0.33 per basic share and $0.32 per diluted share).

(5)	Includes the acquisition of certain assets of Stone & Webster and PPM Contractors, Inc. in fiscal 2000 and amortization of goodwill, net of tax, of $1.2 million ($0.06 per basic share and $0.06 per diluted share).

(6)	Earnings per share for fiscal 2000 has been restated to reflect the effect of the December 2000 two-for-one stock split of our common stock.

(7)	Fiscal 2003 excludes $260.0 million of current maturities of long-term debt consisting primarily of the LYONs convertible debt of $251.5 million.

(8)	Restated to reflect discontinued operations (see Note 21 of the notes to our consolidated financial statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes thereto. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Forward-Looking Statements and Associated Risks” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as “Risk Factors.”

Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements

Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements.

Engineering, Procurement and Construction Contract and Environmental and Infrastructure Revenue Recognition and Profit and Loss Estimates Including Claims

A substantial portion of our revenue from both the ECM and E&I segments is derived from engineering, procurement and construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contracts or as combined contracts (i.e. one contract that covers engineering, procurement and construction or a combination thereof). We use accounting principles set forth in American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and other applicable accounting standards to account for our contracts. We recognize revenue for these contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. Revenues from reimbursable or cost-reimbursable contracts are recognized on the basis of costs incurred during the period plus the fee earned. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are recognized when received.

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. The costs attributable to change orders and claims being negotiated or disputed with customers, vendors or subcontractors or subject to litigation are included in our estimates of revenue when it is probable they will result in additional contract revenue and the amount can be reasonably estimated. Profit from such change orders and claims is recorded in the period such amounts are settled or approved.

It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and gross margins for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. These adjustments are, in our opinion, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method discussed above for our contracts.

A.	Revenues and gross margins from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contracts. Substantially all of our revenues from cost-reimbursable contracts are based on costs incurred plus the fee earned. Applying our revenue recognition practices to these types of contracts usually results in revenues being recognized as work is performed and costs are incurred and generally results in a reasonably consistent gross margin during most of the contract term.

Our cost-reimbursable contracts are sometimes structured as target-price contracts. Target-price contracts contain an incentive/penalty arrangement which results in our fee being adjusted, within certain limits, for cost underruns/overruns to an established target-price, representing our estimated cost and fee for the project. In addition, certain target-price contracts require that we share in cost overruns in excess of our fee which would result in a loss on the contract should such a level of cost overruns occur. Cost-reimbursable contracts generally provide for reimbursement of all of our costs, but generally limit our fee to a fixed percentage of costs or to a certain specified amount and often specify costs that are not reimbursable. Usually, target-price contracts are priced with higher fees than cost-reimbursable contracts because of the uncertainties relating to an adjustable fee arrangement or for the sharing of potential cost overruns in excess of the fee. Additionally, both the target cost and cost-reimbursable contracts frequently have other incentive and penalty provisions for such matters as schedule, testing and performance results.

Generally, the penalty provisions for our cost-reimbursable contracts are “capped” to limit our monetary exposure to a portion of the contract gross margin. Although we believe it is unlikely that we could incur losses or lose all of our gross margin on our cost-reimbursable contracts, it is possible for penalties to reduce or eliminate previously recorded profits. The incentive/penalty provisions are usually finalized as contract change orders either subsequent to negotiation with, or verification by, our customers.

Therefore, while cost-reimbursable, target-price and other “cost-reimbursable” contracts generally limit our risks on the related projects, we can and do incur losses on these contracts.

In most situations, the amount and impact of incentives/penalties are not, or cannot be, finalized until the completion stages of the contract, at which time we will record the adjustment amounts on a cumulative, catch-up basis.

B.	The accuracy of gross margins from fixed-price contracts is dependent on the accuracy of cost estimates and other factors. We have a number of fixed-price contracts, most of which were entered into on a negotiated basis. We also have fixed-price contracts awarded based on competitive bids.

The accuracy of the gross margins we report for fixed-price contracts is dependent upon the judgments we make with respect to our contract performance, our cost estimates, and our ability to recover additional contract costs through change orders, claims or backcharges to the customer, subcontractors and vendors. Many of these contracts also have incentive/penalty provisions. Increases in cost estimates, unless recoverable from claims, will result in a reduction in margin equivalent to the cost increase.

C.	Revenues and gross margin on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. During the course of our work on a contract, disputes with other parties involved in the contract can and often do occur. These disputes are generally the result of one party incurring costs or damages caused by another party during execution of the project. We may incur additional costs or be damaged and we may cause additional costs or damage other parties. The other parties include our customer on the contract, subcontractors and vendors we have contracted with to execute portions of the project and others. We may claim damages against others and others may claim damages against us. Collectively, we refer to disputes related to collection of these damages as “claims.” Claims include amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These claims against customers are included in our revenue estimates as additional contract revenue to the extent that contract costs have been incurred when the recovery of such amounts is probable. Backcharges and claims against and from our customers, vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

When estimating the amount of total gross margin or loss on a contract, we include claims related to our customers as adjustments to revenue and claims related to vendors, subcontractors and others as adjustments to cost of revenues when the collection is deemed probable and the amounts can be reasonably estimated. Including claims in this calculation increases the gross margin (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded to the extent of costs incurred and include no profit. In most cases, the claims included in determining contract gross margin are less than the actual claim that will be or has been presented.

Claims are included in costs and estimated earnings in excess of billings on the balance sheet.

Claims at August 31, 2004 and 2003 relate primarily to three major contracts, all of which are complete or substantially complete. We are actively engaged in claims negotiation with the other parties or have commenced legal proceedings.

See Note 20 of the notes to our consolidated financial statements for further discussion of our significant claims.

Other Revenue Recognition and Profit and Loss Estimates

The revenue recognition policies related to our fabrication contracts, consulting services, and manufacturing operations are described in the accompanying notes to our consolidated financial statements. Because of the nature of the contracts and related work, estimates and judgments are usually not as significant in the determination of revenue and profit and loss for these services as they are for the engineering, procurement and construction contracts.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to estimated losses that could result from the inability of certain of our customers to make required payments. We record to expense additions to the allowance for doubtful accounts based on management’s assessment of a specific customer’s inability to meet its financial obligations, and the balance of the allowance for doubtful accounts for the specific customer reduces the recognized receivable to the net amount we believe will be ultimately collected. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, further additions to the allowance for doubtful accounts, which would reduce our earnings, may be required. These increases to the allowance for doubtful accounts could be significant, depending upon (i) the size of certain of our EPC contracts and (ii) the potential for us to perform a substantial amount of unreimbursed work on significant projects prior to customers notifying us of their intent not to pay the amounts due (see Note 1 of the notes to our consolidated financial statements).

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of August 31, 2004, we had gross deferred tax assets of $115.2 million including $85.8 million related to net operating losses and tax credit carryforwards. As of August 31, 2004, we had a deferred tax asset valuation allowance of $9.8 million.

Acquisitions — Fair Value Accounting and Goodwill Impairment

Goodwill represents the excess of the cost of acquired businesses over the fair value of their identifiable net assets. Our goodwill balance as of August 31, 2004 was approximately $522.8 million, most of which related to the Stone & Webster acquisition in fiscal 2000 and the IT Group acquisition in fiscal 2002 (see Notes 4 and 8 of the notes to our consolidated financial statements).

We completed our annual impairment test during the third quarter of fiscal 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and determined that goodwill was not impaired. We test goodwill for impairment at our operating segment level. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our three segments based on projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair values by segment to the respective net book values, including goodwill. If the net book value of a segment exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the segment’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a segment’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our projected discounted cash flows, in addition to our stock price and market value of interest-bearing obligations. We do not believe any events have occurred since our annual impairment test that would cause an impairment of goodwill. However, our businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of our businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and affect various debt covenants, could be required in such circumstances. Our next required annual impairment test will be conducted in the third quarter of fiscal 2005 unless indicators of impairment occur prior to that time.

Our estimates of the fair values of the tangible and intangible assets and liabilities we acquire in acquisitions are determined by reference to various internal and external data and judgments, including the use of third party experts. These estimates can and do differ from the basis or value (generally representing the acquired entity’s actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities. Accordingly, our post-acquisition financial statements are materially impacted by and dependent on the accuracy of management’s fair value estimates and adjustments. Our experience has been that the most significant of these estimates are the values assigned to construction contracts, production backlog, customer relationships, licenses and technology. These estimates can also have a positive or negative material effect on future reported operating results. Further, our future operating results may also be positively or negatively materially impacted if the final values for the assets acquired or liabilities assumed in our acquisitions are materially different from the fair value estimates which we recorded for the acquisition.

Long-Lived Assets

We periodically assess the recoverability of the unamortized balance of our intangible assets, including licenses, patents, technology and related processes, based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.

Litigation, Commitments and Contingencies

We are subject to various claims, lawsuits, environmental matters and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, “Accounting for Contingencies,” amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plans are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on investments, or future salary costs, our future pension benefit expenses could increase or decrease. As of August 31, 2004, we had a minimum pension liability recorded of $20.9 million. This liability will likely require us to increase our future cash contributions to the plans.

General

We segregate our business activities into three operating segments: Environmental and Infrastructure (E&I)

segment, Engineering, Construction & Maintenance (ECM) segment, and Fabrication, Manufacturing and Distribution segment.

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

Fabrication, Manufacturing and Distribution

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants. On August 31, 2004, we sold our hanger engineering and pipe support businesses for approximately $1.3 million. These businesses designed, engineered and fabricated pipe hangers, mechanical scrubbers, and specialty stainless, alloy and carbon steel pipe fittings. The results of operations for the hanger engineering and pipe support businesses are presented as discontinued operations in the statements of operations for the years ended August 31, 2004, 2003 and 2002.

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

Results Of Operations

A substantial portion of our revenue and profit, particularly for our ECM and E&I segments, is derived from EPC projects. Some of these projects may span several years from start to finish. We recognize revenue and margin for these contracts on the percentage-of-completion method which requires estimates of the total revenue and total costs at completion, as well as the progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other factors. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When adjustments are identified, the impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. Therefore, our discussion of results includes descriptions of significant changes in major projects and their impact on our results.

The following table presents, for the periods indicated, summary revenues, gross profit and gross profit percentages (in millions, except for percentages):

	Year Ended August 31,
	2004	2003	2002
Revenues:
E&I	$1,329.4	$1,203.8	$489.8
ECM	1,567.2	1,840.3	2,276.4
Fabrication, Manufacturing and Distribution	180.3	248.7	382.9

Total revenue	$3,076.9	$3,292.8	$3,149.1

Gross profit:
E&I	$160.6	$133.4	$69.3
ECM	28.6	95.5	170.4
Fabrication, Manufacturing and Distribution	30.6	40.9	81.3

Total gross profit	$219.8	$269.8	$321.0

Gross profit percentage:
E&I	12.1%	11.1%	14.1%
ECM	1.8	5.2	7.5
Fabrication, Manufacturing and Distribution	17.0	16.4	21.2
Total gross profit percentage	7.1	8.2	10.2

Our revenues by industry sector were as follows (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$1,329.4	43%	$1,203.8	37%	$489.8	16%
Power Generation	1,115.5	36	1,536.2	47	2,217.8	70
Process Industries	544.2	18	440.5	13	258.5	8
Other Industries	87.8	3	112.3	3	183.0	6

	$3,076.9	100%	$3,292.8	100%	$3,149.1	100%

The following tables present our revenues by geographic region (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%
United States	$2,511.6	82%	$2,800.9	85%	$2,737.3	87%
Asia/Pacific Rim	223.4	7	219.8	7	146.1	5
Middle East	151.3	5	12.0	—	10.8	—
Europe	96.3	4	101.9	3	103.7	3
Canada	74.5	2	127.7	4	108.2	4
South America and Mexico	7.2	—	14.7	—	27.6	1
Other	12.6	—	15.8	1	15.4	—

	$3,076.9	100%	$3,292.8	100%	$3,149.1	100%

Backlog by segment is as follows (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
	(In Millions)%		(In Millions)%		(In Millions)%
E&I	$2,856.4	50%	$2,783.9	59%	$2,313.7	41%
ECM	2,793.8	48	1,868.3	39	3,017.0	54
Fabrication, Manufacturing and Distribution	115.8	2	99.1	2	274.0	5

	$5,766.0	100%	$4,751.3	100%	$5,604.7	100%

Backlog by industry sector is as follows (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,856.4	50%	$2,783.9	59%	$2,313.7	41%
Power Generation	2,176.7	38	1,399.7	29	2,690.2	48
Process Industries	723.2	12	529.1	11	497.8	9
Other Industries	9.7	—	38.6	1	103.0	2

	$5,766.0	100%	$4,751.3	100%	$5,604.7	100%

Executive Summary

During fiscal 2004, we experienced increasing activity in our ECM and E&I segments as reflected in our backlog, with new power generation projects in New York and Utah, increasing activity in the process maintenance and process technology sectors, and new awards in the Middle East. However, fiscal 2004 revenue was negatively impacted by a reduction in the number of domestic new construction power projects offset by higher revenue from the transmission and distribution sector through our EDS acquisition in December 2003, and E&I service contracts supporting U.S. Government projects in Iraq.

The major factors contributing to the decrease in our ECM segment gross profit percentages for fiscal 2004 as compared to fiscal 2003 were:

•	charges related to the Covert and Harquahala projects; and

•	decrease in overall activity of domestic new construction power plants.

During the third quarter of fiscal 2004, we determined that our hanger engineering and pipe support businesses which are included in our Fabrication, Manufacturing and Distribution segment should no longer be part of our core business plan, and therefore began actively marketing these businesses. Placing these businesses as available for sale resulted in an impairment charge and restatement to reflect these businesses as discontinued operations. The primary assets of these operations were sold on August 31, 2004.

Our backlog increased significantly in fiscal 2004 with new project awards including two EPC contracts in New York and Utah, desulphurization contracts for two customers, new contracts related to clean fuels emissions projects as well as increased awards on U.S. Government contracts in the Middle East.

Backlog is largely a reflection of the broader positive economic trends being experienced by our customers and is important in anticipating operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology in determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot provide any assurance that revenues projected in our backlog will be realized, or if realized, will result in profits. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog” for further discussion of our methodology in determining backlog.

We have continued to use cash in support of our operations, capital expenditures and acquisitions, specifically, our acquisition of Energy Delivery Services, Inc. in December 2003 and capital contributions to our military housing privatization joint venture entities. Our financing activities have been a source of cash for us with two equity issuances in October 2003 and May 2004 which allowed us to pay down our LYONs debt.

The following presents a comparison of our operating results (and certain other information) for fiscal 2004 as compared with fiscal 2003 for our three business segments.

Fiscal 2004 Compared to Fiscal 2003

E&I Segment

Revenues — E&I Segment

The increase in revenues of $125.6 million or 10.4% for fiscal 2004 as compared to fiscal 2003 is primarily attributable to:

•	project services supporting the U.S. Government customers in Iraq of $119.1 million;

•	public works and logistic support services for the U.S. Army of $45.1 million; and

•	offset by a decrease in domestic federal remediation work of approximately $64.3 million.

During fiscal 2004, we have incurred bid and proposal, business development, start-up expenses, and other contract support costs of $8.1 million associated with pursuing new opportunities for international projects in the Middle East for our federal customers and others. To date, we have won federal contract awards for unfunded projects in Iraq of approximately $1.5 billion. As of August 31, 2004, we have approximately $273 million in unfunded backlog based on task orders received and our estimate of backlog utilization based on the current political and infrastructure developments in Iraq.

Gross Profit and Gross Profit Percentage — E&I Segment

The increase in gross profit and gross profit percentage for fiscal 2004 as compared to fiscal 2003 is due primarily to:

•	a reduction in the estimated cost to complete a major fixed-price contract impacting gross profit by $12.0 million in 2004;

•	a favorable contract settlement on a completed project of $5.0 million in 2004;

•	favorable completion activities on a major time and materials project and revisions to cost estimates based on revised scope activities yielded an additional $4.4 million gross profit in 2004;

•	a reduction in a warranty liability of approximately $2.2 million in 2004; and

•	an increase of $1.5 million for a one-time reduction in an employee benefits accrual relating to a change in an employee benefits policy in 2004.

Gross profit and gross profit percentage for fiscal 2004 and fiscal 2003 reflect an increase (decrease in cost of revenues) of $8.2 million and $19.3 million, respectively, for amortization of contract asset/liability adjustments related to contracts acquired in the IT Group acquisition, and $9.0 million and $12.2 million for fiscal 2004 and 2003, respectively, for the recognition of accrued loss reserves related to contracts acquired in the IT Group acquisition.

Backlog — E&I Segment

Backlog for the E&I segment was $2.9 billion as of August 31, 2004 compared to $2.8 billion as of August 31, 2003. The increase in backlog is primarily attributable to increased awards for services to U.S. Government customers in Iraq of approximately $273 million, the award of a world wide contract with backlog of approximately $165 million along with steady backlog derived from our commercial customers domestically. These increases were offset by scheduled work and completed projects during fiscal 2004. We believe E&I segment revenues will remain consistent in fiscal 2005, but increase over the next several years as a result of a combination of factors, including market opportunities in various environmental clean-up, homeland security and both domestic and international infrastructure markets, including the Middle East.

We anticipate fiscal 2005 revenues to be generally consistent with fiscal 2004; however, we expect our gross profit to decrease in fiscal 2005 due to a change in the mix of work, with the completion of some of our large projects in fiscal 2004 with the expectation of new work based on a more competitive environment in this industry sector.

ECM Segment

The following table presents ECM revenues from customers in the following industry sectors:

	Year Ended August 31,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$1,054.8	67%	$1,446.8	79%
Process Industries	470.9	30	322.7	17
Other Industries	41.5	3	70.8	4

	$1,567.2	100%	$1,840.3	100%

Revenues — ECM Segment

The decrease of $273.1 million or 14.8% in segment revenue for fiscal 2004 compared to fiscal 2003 is due to several contributing factors including:

•	the completion and winding-down of several domestic new construction power plants that commenced prior to fiscal 2003, specifically the completion of gas-fired power generation projects and related power engineering and construction activity in fiscal 2003, with minimal activity for new construction gas-fired power generation projects during fiscal 2003 and early fiscal 2004 due to a weakened power market;

•	the decrease was offset by an increase in revenues from engineering and procurement activities on the combined-cycle power plants in Queens, New York and Mona, Utah and services to other customers related to the process industries, nuclear restart project and engineering services related to our proprietary technologies; an increase from maintenance services related to multi-location service contracts signed with several customers during fiscal 2003; and an increase in revenues of $111.0 million for fiscal 2004 generated by our EDS operations acquired in the second quarter of fiscal 2004.

Gross Profit and Gross Profit Percentages — ECM Segment

The decrease in gross profit and gross profit percentage for fiscal 2004 compared to fiscal 2003 is due primarily to:

•	a $39.3 million charge related to the Covert and Harquahala projects (the NEG projects) in fiscal 2004 and a reduction in our estimated claims recovery and an increase in estimated cost at completion related to the Harquahala project for costs related primarily to the duration of our involvement in start-up and on warranty related activities compared to a $30.0 million charge related to the NEG projects in fiscal 2003. (see Note 20 to our consolidated financial statements for additional discussion of the NEG projects);

•	a negative impact of $5.5 million related to a reduction of our incentive fee on a target-price contract to build a combined-cycle cogeneration facility near Philadelphia, Pennsylvania;

•	a reduction in our estimated claims recovery in the fourth quarter of fiscal 2004 of approximately $4.0 million on a UK construction project that was substantially complete in 2003;

•	pass-through equipment and other costs primarily on the power plant project in Queens, New York; and

•	a decrease in activity in our UK construction operations.

Our margins for fiscal 2003 were positively impacted by approximately $28.0 million in gross profit recognition on certain projects that were substantially complete prior to fiscal 2003 due to favorable resolution of remaining estimated costs and exposures on such projects.

The decrease in gross profit and gross profit percentage for fiscal 2004 as compared to fiscal 2003 was partially offset by:

•	an increase in gross profit due to the increase in activity as we ramp up progress on two combined-cycle power plants in Queens, New York and Mona, Utah;

•	an increase in margin related to sales of our proprietary technology from our Badger joint venture which we acquired in the third quarter of fiscal 2003;

•	an increase in activity on the TVA nuclear restart project beginning in the first quarter of fiscal 2004; and

•	the positive impact on gross profit from the acquisition of EDS which occurred in the second quarter of fiscal 2004.

Gross profit and gross profit percentage for fiscal 2004 and 2003 reflect an increase (decrease in cost of revenues) of $5.2 million and $7.6 million for amortization of contract liability adjustments related to contracts acquired in the fiscal 2000 Stone & Webster acquisition.

As major projects are completed and their project costs finalized, the ECM segment’s margins have been, and we expect will continue to be, positively or negatively impacted by contract completion negotiations with customers, subcontractors and vendors on such projects as well as the outcome of litigation and settlement discussions.

Backlog — ECM Segment

Segment backlog at August 31, 2004 was approximately $2.8 billion, compared with approximately $1.9 billion at August 31, 2003, and was comprised of the following:

	August 31, 2004		August 31, 2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation
Nuclear Power	$1,033.1	37%	$1,113.7	60%
Fossil Fuel EPC	1,013.2	36	198.6	11
Other	58.7	2	39.9	2

Total Power Generation	2,105.0	75	1,352.2	73
Process Industries	686.3	25	504.3	27
Other Industries	2.5	—	11.8	—

Total ECM	$2,793.8	100%	$1,868.3	100%

ECM segment’s backlog has increased $925.5 million or 49.5% from August 31, 2003 primarily due to growth in our fossil fuel EPC backlog. Our fossil fuel EPC backlog includes the uncompleted portions of a $565 million fixed-priced EPC contract and a $170 million target-priced EPC contract to build gas-fired combined-cycle power plants. Additionally, backlog has increased due to a new customer contract for cleaner air emissions on four power plants as well as the expansion of EPC services to an existing customer related to cleaner air emissions. Backlog has also been increased for the expansion of nuclear and process maintenance services to both new and existing customers.

Given recent new project awards in fiscal 2004 for domestic gas-fired power plants as well as an increase in demand for services in the power and process industries, we expect revenues to increase in fiscal 2005 as compared to fiscal 2004 with improved gross profit percentages in fiscal 2005.

Fabrication, Manufacturing and Distribution Segment

Revenues — Fabrication, Manufacturing and Distribution Segment

The decrease in revenue of $68.4 million or 27.5% in fiscal 2004 as compared to fiscal 2003 is attributable to reduced domestic demand, primarily from power generation customers, without material offsetting increases in other industry sectors. The process industry (chemical, petro-chemical and refinery) comprises the majority of our fiscal 2004 revenues. Revenue in fiscal 2004 also includes $5.1 million in revenue from Shaw-Nass Middle East, W.L.L. and our China joint venture which were consolidated effective May 31, 2004 in accordance with FIN 46(R). The China joint venture was subsequently deconsolidated effective August 27, 2004.

Gross Profit and Gross Profit Percentage — Fabrication, Manufacturing and Distribution Segment

The reduced demand for the segment’s products and the increase in overall market competitiveness has had a negative impact on pricing which has impacted gross profit and gross profit percentage for fiscal 2004; however, we continue to experience an increase in activity into early fiscal 2005. This lower gross profit and gross profit percentage in fiscal 2004 was slightly offset by ceasing production at certain smaller facilities, consolidating operations, and implementing other cost savings programs for this segment.

During the third quarter of fiscal 2004, we began marketing for sale our hanger engineering and pipe support businesses. In connection with this asset disposal plan, we recognized a $3.0 million (net of tax of $2.0 million) impairment charge for fiscal 2004 (see Note 21 to our consolidated financial statements). The operating results of Fabrication, Manufacturing and Distribution have been restated to reflect these businesses as discontinued operations. On August 31, 2004, we sold these businesses for $1.3 million in cash.

Backlog — Fabrication, Manufacturing and Distribution Segment

Backlog for this segment has increased from $99.1 million at August 31, 2003 to $115.8 million at August 31, 2004. The increase in backlog reflects new contracts to process industry customers and the addition of $3.4 million in backlog from Shaw-Nass Middle East, W.L.L., a non-wholly owned entity that was consolidated effective May 31, 2004 in accordance with FIN 46(R). The increase in backlog was partially offset by work performed under existing contracts during fiscal 2004.

Based on our market outlook, we expect revenues and gross profit levels to slightly increase for the first two quarters of fiscal 2005 with further improvement in revenues and gross profit for the remainder of fiscal 2005 given the recent increased demand.

Unconsolidated Entities

During fiscal 2004, we recognized earnings of $2.6 million (net of tax of $2.9 million) as compared to a loss of $3.0 million (net of a tax benefit of $1.6 million) for fiscal 2003 from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. Included in the earnings of fiscal 2004 is $2.7 million related to the operations of Space Gateway, LLC, an unconsolidated joint venture acquired in the IT Group acquisition. In August 2004, we sold our interest for cash proceeds of $9.0 million and realized a gain on the sale of $0.8 million. The loss in fiscal 2003 includes a loss related to the winding down of operations for EntergyShaw (see Note 6 to our consolidated financial statements).

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses were approximately $215.8 million in fiscal 2004 compared with approximately $197.7 million in fiscal 2003. Our general and administrative expenses for fiscal 2004 included amortization expense of $29.4 million related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems (see Note 8 to our consolidated financial statements). The $29.4 million of accelerated depreciation includes $10.2 million of amortization that would have been recorded on these assets in fiscal 2004 had we not accelerated the amortization resulting in a net increase of general and administrative expenses of $19.2 million for fiscal 2004 over fiscal 2003. The remaining increase is due primarily to the inclusion of the results of Badger Technologies, which we acquired in April 2003, for a full year in 2004, the inclusion of the operating results of Shaw EDS which we acquired in

December 2003 and the impact of the consolidation of several variable interest entities as required by FIN 46(R) which were previously reported on an unconsolidated basis.

For fiscal 2004, general and administrative expenses were 7.0% of revenues as compared to 6.0% for fiscal 2003. Without the additional amortization of $19.2 million, general and administrative expenses as a percentage of revenues were relatively consistent with fiscal 2003.

Interest expense was approximately $38.4 million for fiscal 2004, compared to approximately $32.0 million for fiscal 2003. The increase over prior year is primarily due to the issuance on March 17, 2003 of approximately $253.0 million, 10.75% Senior Notes, partially offset by a reduction in interest expense related to LYONs repurchases with a total amortized value of approximately $530.6 million in late fiscal 2003 and throughout fiscal 2004 (see Note 9 to our consolidated financial statements). Our interest costs also include the amortization of loan fees associated with the Senior Notes, the LYONs and the Credit Facility, as well as unused line of credit and letter of credit fees, and therefore, our interest expense is higher than would be expected based on our borrowing levels and the stated interest rates.

Interest income for fiscal 2004 decreased to approximately $1.7 million as compared to $5.4 million for fiscal 2003, as a result of lower levels of invested funds due to use of working capital, acquisitions and cash paid for the repurchase of a portion of the LYONs.

The LYONs repurchases in fiscal 2004 resulted in a loss of approximately $1.3 million which included expenses and the write-off of unamortized debt issuance costs (see Note 9 to our consolidated financial statements). We recognized a gain of $2.7 million on LYON repurchases in fiscal 2003.

We also recorded foreign currency transaction losses of $2.7 million in fiscal 2004, as compared to a gain of $0.1 million in fiscal 2003. These foreign currency transaction losses are primarily due to U.S. dollar denominated cash accounts held by our foreign subsidiaries whose functional currency strengthened compared to the U.S. dollar in fiscal 2004 and fiscal 2003. Although these foreign currency transaction gains (losses) are reflected in the statements of operations, substantially all of these gains (losses) did not directly impact our cash position on a consolidated basis.

Our effective tax rate was 33% for both fiscal 2004 and 2003. Our tax rate is significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work. We did not pay any federal income taxes in fiscal 2004 primarily because of a projected taxable loss for fiscal 2004 and the availability of operating losses resulting from the IT Group and Stone & Webster acquisitions. In fiscal 2004 and 2003, we recorded a valuation allowance of $6.4 million and $2.4 million, respectively, against certain foreign net operating loss carryforwards. The valuation allowance reflects our judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. We believe that the remaining deferred tax assets at August 31, 2004 amounting to $105.4 million, are realizable through future reversals of existing taxable temporary differences and future taxable income and the timing of future reversals of existing taxable temporary differences. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances. As of August 31, 2004, we have classified $53.5 million of deferred tax assets net of valuation allowances, related to net operating loss carryforwards, research and development credits and foreign tax credits as non-current as we do not anticipate realization of these amounts in the next twelve months. The long-term deferred tax assets have been offset by long-term deferred tax liabilities resulting in a $20.6 million net long-term deferred tax asset as of August 31, 2004.

The loss from discontinued operations of $4.7 million (net of tax of $3.1 million), in fiscal 2004 includes a $3.0 million (net of a tax benefit of $2.0 million) impairment charge related to an asset disposal plan of our hanger engineering and pipe support businesses within our Fabrication, Manufacturing and Distribution segment which are classified as discontinued operations (see Note 21 to the consolidated financial statements). On August 31, 2004, the assets of these discontinued operations were sold for $1.3 million in net cash proceeds.

Fiscal 2003 Compared to Fiscal 2002

General

Our revenues by industry sector were as follows:

	Year Ended August 31,
	2003		2002
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$1,203.8	37%	$489.8	16%
Power Generation	1,536.2	47	2,217.8	70
Process Industries	440.5	13	258.5	8
Other Industries	112.3	3	183.0	6

	$3,292.8	100%	$3,149.1	100%

The increase in total revenue from 2002 to 2003 was primarily attributable to an increase in revenue from our E&I segment, partially reduced by the extended weakness in the domestic power market, which has had a pervasive negative impact on our ECM and Fabrication, Manufacturing and Distribution segment revenues. Revenue from the power generation sector was approximately $681.6 million less in fiscal 2003 than in fiscal 2002, as revenue from several large gas-fired power generation projects, which commenced in fiscal 2001 and early fiscal 2002, declined upon completion of those projects. The decrease in power industry revenue was offset by a $713.8 million increase in environmental and infrastructure revenue from fiscal 2002 to fiscal 2003, due primarily to the acquisition of the IT Group in May 2002 (see Note 4 of the notes to our consolidated financial statements), and a $182.0 million increase in process revenue, due primarily to a 600,000 tons-per-year ethylene plant project in China.

The following tables present our revenues by geographic region:

	Year Ended August 31,
	2003		2002
Geographic Region	(In Millions)%		(In Millions)%
United States	$2,800.9	85%	$2,737.3	87%
Asia/Pacific Rim	219.8	7	146.1	5
Canada	127.7	4	108.2	4
Europe	101.9	3	103.7	3
South America and Mexico	14.7	1	27.6	1
Middle East	12.0	—	10.8	—
Other	15.8	—	15.4	—

	$3,292.8	100%	$3,149.1	100%

Revenues for projects in the United States increased $63.6 million for the year ended August 31, 2003 due primarily to growth in environmental and infrastructure revenues, partially offset by the previously mentioned decline in power generation revenues.

Revenues from international projects increased to $491.9 million for the year ended August 31, 2003 from $411.8 million for the year ended August 31, 2002. The revenue increase in the Asia Pacific Rim region was primarily due to the result of the work performed on the ethylene plant in China. The increase in revenue in Canada was due primarily to an environmental consulting unit acquired through the IT Group acquisition.

Backlog by industry sector is as follows:

	At August 31,
	2003		2002
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,783.9	59%	$2,313.7	41%
Power Generation	1,399.7	29	2,690.2	48
Process Industries	529.1	11	497.8	9
Other Industries	38.6	1	103.0	2

	$4,751.3	100%	$5,604.7	100%

The decrease in backlog of $853.4 million from August 31, 2002 is attributable to reduction in demand for gas-fired power generation services, which resulted in a decrease in new orders for our services. Since August 31, 2002, the decline in power generation awards has been partially offset by increases in awards for environmental and infrastructure services, services to the process industry, and nuclear maintenance services. Approximately 91% of the backlog relates to domestic projects and approximately 36% of the backlog relates to work projected at the time to be completed during the twelve months following August 31, 2003. Power generation backlog at August 31, 2003 does not include our $565 million fixed-price EPC contract (signed and announced in September 2003) to build a combined-cycle power plant in Queens, New York. We included this project in our backlog when financing for the project was completed in 2004.

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

E&I Segment

The increase in revenues is primarily attributable to our acquisition of the IT Group assets and operations in May 2002, as twelve months of revenues are included in fiscal 2003 as compared to four months in fiscal 2002. (see Note 4 of the notes to our consolidated financial statements).

The increase in gross profit was primarily attributable to our acquisition of the IT Group assets and operations in May 2002. Gross profit was increased (cost of revenues decreased) by approximately $19.3 million in fiscal 2003 and $2.8 million in fiscal 2002 for the amortization of asset/liability adjustments to the fair value of contracts acquired in the IT Group acquisition. In addition, gross profit was increased (cost of revenues decreased) by approximately $12.2 million in fiscal 2003 and $2.8 million in fiscal 2002 for the usage of accrued loss reserves related to contracts acquired in the IT Group acquisition (see Note 4 and Note 8 of the notes to our consolidated financial statements).

The reduction in the gross profit percentage in fiscal 2003 compared to fiscal 2002 was attributable to lower margin contracts associated with the businesses acquired in the IT Group acquisition. The difference in the gross profit percentages between our pre-IT Group environmental and infrastructure operations (primarily infrastructure and hazardous material clean up and disposal) and those acquired in the IT Group acquisition (environmental clean-up, landfills and facilities management) is primarily attributable to differences in customers, competition and mix of services.

Backlog for the E&I segment increased to approximately $2.8 billion as of August 31, 2003 from approximately $2.3 billion as of August 31, 2002.

ECM Segment

The following tables present ECM revenues from customers in the following industry sectors:

	Year Ended August 31,
	2003		2002
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$1,446.8	79%	$1,996.5	88%
Process Industries	322.7	17	186.8	8
Other Industries	70.8	4	93.1	4

	$1,840.3	100%	$2,276.4	100%

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

Gross profit for the ECM segment for fiscal 2003 decreased from fiscal 2002, due primarily to the reduction of estimated margins on certain contracts for the construction of new gas-fired power plants, offset by increases in margin on nuclear maintenance and restart projects and the ethylene plant project in China. The ethylene plant in China contributed significantly more to gross margin in the fourth quarter of 2003 than in each of the first three quarters due to a reduction in the estimated cost at completion. The impact of the reduction in the estimated cost positively impacted gross profit in the fourth quarter of 2003 by $6.1 million. Gross margin for the third and fourth quarters of 2003 also was positively impacted by increasing activity on the TVA nuclear restart project and recognition of components of project incentives earned based on our performance to-date on this project. Further, in the fourth quarter of 2003, we recorded $5.0 million in revenue that we earned as a fee for providing a letter of credit to an independent power producer (IPP) to secure the IPP’s power purchase agreement.

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

Gross profit percentage was negatively impacted by the Covert and Harquahala projects (the NEG projects), on which we recorded revenues of $433.4 million during 2003 and a $42.8 million charge ($33.1 million of which resulted from reversal of gross profit recorded prior to fiscal 2003) related to the NEG projects that negatively impacted the ECM segment’s gross profit by 4.6% for fiscal 2003. This charge was a result of increased estimated costs to complete these projects combined with an agreement with the owners of these projects and their lenders that increased the contract prices by a total of $65.0 million and converted the contracts from target-price to fixed-price (see Note 20 of the notes to our consolidated financial statements for a discussion of claims related to major ECM projects, including additional discussion of the Covert and Harquahala projects). Of the $42.8 million loss recorded during 2003 on the NEG projects, $4.9 million was recorded in the fourth quarter reflecting a $19.2 million increase in estimated cost at completion of the projects, offset by an increase in expected recovery of claims from NEG and backcharges and liquidated damages expected from vendors and subcontractors totaling $14.3 million.

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

We reversed previously recorded profit of $4.3 million in the fourth quarter of 2003 resulting from the settlement with our customer of disputed change orders and other items on our target-price EPC contract to build a combined-cycle cogeneration facility near Philadelphia, Pennsylvania. The settlement agreement eliminates our exposure to schedule risk and related liquidated damages, maintains our guaranteed minimum fee and provides for incentives that allow us to earn profit in excess of the minimum fee.

In October 2003, we entered into a settlement agreement with a customer for which we executed three separate projects prior to fiscal 2003. Under the settlement agreement, we received $9.6 million representing the return of amounts our customer had drawn on our letter of credit and payment for costs incurred which were previously in dispute. We will record no gain or loss on the settlement because the settlement proceeds are equal to the net assets recorded.

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

Segment backlog at August 31, 2003 was approximately $1.9 billion, compared with approximately $3.0 billion at August 31, 2002, and was comprised of the following:

	Year Ended August 31,
	2003		2002
Industry Sector	(In Millions)%		(In Millions)%
Power Generation
Nuclear Power	$1,113.7	60%	$1,189.1	40%
Fossil Fuel EPC	198.6	11	998.9	33
Other	39.9	2	334.7	11

Total Power Generation	1,352.2	73	2,522.7	84
Process Industries	504.3	27	430.7	14
Other Industries	11.8	—	63.6	2

Total ECM	$1,868.3	100%	$3,017.0	100%

The ECM segment’s backlog declined from August 31, 2002 because the amount of work performed on power generation contracts was not fully replaced with new orders due to the downturn in demand for power generation services. Our fossil fuel EPC backlog does not include our $565 million fixed-price EPC contract (signed and announced in September 2003) to build a combined-cycle power plant in Queens, New York.

Fabrication, Manufacturing and Distribution Segment

The decreases in revenues and gross profit percentages in fiscal 2003 versus fiscal 2002 were attributable to reduced domestic demand, primarily from power generation customers, without offsetting increases in other industry sectors. The reduced demand for the segment’s products has had a negative impact on pricing and gross profit. Backlog for this segment has decreased from $274.0 million at August 31, 2002 to $99.1 million at August 31, 2003. This decrease includes a $75.5 reduction of backlog from one customer in the power industry.

As a result of the current market situation, we have decided to significantly reduce or cease production at certain smaller facilities, consolidate certain operations, and implement certain other cost savings programs for this segment. Further, we have suspended operations at our facility in Venezuela due to the political situation in that country.

Unconsolidated Subsidiaries

During fiscal 2003, we recognized a loss of $3.0 million (net of taxes of $1.6 million) from operations of unconsolidated subsidiaries, including joint ventures, which are accounted for using the equity method. These losses were primarily attributable to three joint ventures including our Entergy/Shaw, Shaw-Nass and Shaw YPC Piping (Nanjing) Co. LTD joint venture. The Entergy/Shaw joint venture has no active projects as of August 31, 2003. As of August 31, 2003, we have a negative investment balance of $2.2 million, and we expect to continue to fund the joint venture until it is dissolved as all projects were completed as of August 31, 2003. The loss in the Shaw-Nass joint venture was due to weaker sales of fabricated pipe in the Middle East in fiscal 2003 as compared to 2002 while the loss in the China joint venture reflects costs incurred in the early stages of the joint venture until its facility is running at full capacity which is scheduled for early calendar year 2004. In fiscal 2002, we realized income of approximately $2.9 million (net of taxes of $1.6 million) from the Entergy/Shaw joint venture and losses of $0.7 million (net of taxes of $0.4 million) from Shaw-Nass net of taxes due to the operations of these unconsolidated subsidiaries and joint ventures.

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses increased to approximately $197.7 million in fiscal 2003, compared with approximately $157.8 million in fiscal 2002. As a percentage of revenues, general and administrative expenses increased to 6.0% in fiscal 2003 compared to 5.0% in fiscal 2002. A substantial portion of the approximate $39.9 million increase in general and administrative costs are attributable to the operations of the E&I segment (comprised largely of the IT Group operations which we acquired during the third quarter of fiscal 2002). We also incurred increased depreciation and facilities costs in fiscal 2003 resulting from capital projects and the move into our new corporate facility in Baton Rouge, Louisiana completed in the latter part of fiscal 2002. General and administrative costs for the fourth quarter and the fiscal year 2003 were reduced by $3.4 million resulting from the favorable resolution of estimated obligations recorded in the acquisition of Stone & Webster in fiscal 2000.

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

During fiscal 2003, the accumulated benefit obligations exceeded the fair value of plan assets for two of our United Kingdom (U.K.) defined benefit retirement plans and our Canadian defined benefit retirement plan, and a liability of $14.9 million, net of tax was recorded (see Note 17 of the notes to our consolidated financial statements). In accordance with SFAS No. 87, “Employers Accounting for Pensions,” the increase in the minimum liability is recorded through a direct charge to stockholders’ equity and is reflected, net of tax, as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet as of August 31, 2003. This liability will likely require us to increase our future cash contributions to the plan.

Liquidity and Capital Resources

Credit Facilities

As of August 31, 2004, we had a $300 million Credit Facility that provides for both revolving credit loans and letters of credit within the $300 million limit. We primarily use this Credit Facility for the issuance of letters of credit which relate to our projects and are issued in the normal course of business. From time to time, we also use the Credit Facility for working capital needs and to fund fixed asset purchases and acquisitions. On August 31, 2004, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $215.6 million.

Effective August 31, 2004, we received approval from our bank lenders for a fourth amendment to our Credit Facility (Fourth Amendment) to amend various financial covenants and certain other terms in our Credit Facility. In particular, the Fourth Amendment (i) maintained the maximum leverage ratio at 3.5x, (ii) expanded the definition of EBITDA, as defined by the Credit Facility, to exclude charges related to certain potential divestiture and restructuring charges in fiscal 2005, (iii) provided for the ability to offset proceeds from the sale of assets against capital expenditures in calculating the fixed charge coverage ratio and maximum capital expenditure covenant and (iv) clarified the treatment of restricted cash in calculating the minimum working capital covenant.

The Credit Facility provides for a first lien on certain property, including equipment and real estate as collateral. We also have the ability to obtain unsecured performance letters of credit outside of the Credit Facility of up to $150 million. The Fourth Amendment did not otherwise change the interest rates or the total capacity to borrow or obtain letters of credit under the Credit Facility.

The Credit Facility, as amended, contains certain financial covenants, including:

•	a maximum leverage ratio of 3.5x through May 31, 2005 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations (Adjusted EBITDA). The minimum Adjusted EBITDA covenant requires a trailing twelve months EBITDA of $75 million for the three fiscal quarters ended August 31, 2004 and $110 million thereafter on a rolling twelve month basis; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

The Credit Facility also imposes restrictions on annual capital expenditures to 25% of annual EBITDA, as defined, among other restrictions.

As of August 31, 2004, we were in compliance with the covenants contained in the Credit Facility as amended. However, we would not have been in compliance with the maximum capital expenditure covenant without the amendment. We would not have complied with this capital expenditure covenant due to higher than expected capital expenditures associated with consolidated variable interest entities and a lower than expected trailing twelve months EBITDA in fiscal 2004 (which is used to determine the threshold for allowable capital expenditures). As of August 31, 2004, we were in compliance with the other Credit Facility covenants prior to the amendment.

The leverage ratio limits the amount of cash that can be borrowed. As of August 31, 2004, after applying the terms of the Fourth Amendment, the maximum amount that could be borrowed under the leverage ratio is approximately $115 million, subject to the overall availability under the Credit Facility which was $84.4 million as of August 31, 2004, after consideration for outstanding letters of credit.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. As of August 31, 2004, we do not have outstanding borrowings under our Credit Facility. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

As of August 31, 2004 and 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16.1 million and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $2.5 million and $1.3 million, respectively, at a weighted average interest rate of approximately 4.25% at August 31, 2004 and August 31, 2003. These subsidiaries also had outstanding letters of credit under these lines of $3.5 million and $4.2 million, at August 31, 2004 and 2003, respectively, leaving $10.1 million of availability under these lines at August 31, 2004.

As of August 31, 2004, one of our consolidated joint ventures had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75% and we guarantee the debt.

Liquidity

Our liquidity position is improved by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution, our cash position will be reduced if not replaced by advances on new projects. Cash is used to fund operations, capital expenditures, acquisitions, contributions to joint ventures and debt service.

As of August 31, 2004, we had cash and cash equivalents of $88.6 million, $84.4 million of availability under our $300 million Credit Facility and a shelf registration statement with a remaining $471 million available for the issuance of any combination of equity or debt securities. Management believes that cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under our Credit Facility and, if necessary, available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.

Cash Flow for Fiscal 2004 versus Fiscal 2003

Net cash used in operations was approximately $25.0 million for fiscal 2004 as compared with $202.0 million for fiscal 2003. For fiscal 2004, cash was adjusted for non-cash items including (i) depreciation and amortization of $60.8 million, (ii) interest accretion and loan fee amortization of $6.6 million, (iii) a loss on the repurchase of the LYONs of $1.3 million, (iv) losses on foreign currency transactions of $2.7 million, (v) loss from discontinued operations, net of taxes of $4.7 million and (vi) stock-based compensation of $2.1 million. These increases in cash were offset by (i) a net loss of $31.0 million, (ii) amortization of purchase accounting contract reserves of $13.4 million, (iii) a deferred tax benefit of $12.9 million and (iv) minority interest of $5.3 million.

Normally, billings and cash receipts on construction contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflow in the later stages of completion. As we are completing a number of large EPC contracts and did not enter into any significant new EPC contracts in fiscal 2003, normal contract execution has required a net use of cash. Further, we have been involved in various customer disputes, most significantly NRG, NEG and AES projects. The NEG projects resulted in net cash outflow of approximately $73.9 million for fiscal 2004 (see Note 20 to our consolidated financial statements). The AES dispute involved unpaid billings, claims, letter of credit draws by AES, and other factors, which resulted in a cash outflow of $17.3 million in fiscal 2004 which was offset by a $15.0 million draw on a letter of credit held by us. An offset to these uses in cash is the settlement of the NRG dispute related to the Pike project in October 2003, in which we received $14.7 million in cash during the first quarter of fiscal 2004. This use of cash was also partially offset in fiscal 2004 by the impact of cash advances related to significant EPC contracts entered into in fiscal 2004 including the Astoria project which contributed net positive cash of $55.4 million.

In fiscal 2005, we expect we will begin new EPC projects which will provide cash as down payments on such projects. However, the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash. We also expect to have a project nearing completion that will generate approximately $61 million in cash outflow, the majority of which will occur in fiscal 2005. Because of these projects, changes in working capital could be highly variable from one period to the next, although over an extended period of time, significant increases and decreases would tend to offset one another.

Net cash used in investing activities was approximately $32.4 million for fiscal 2004, as compared with net cash provided by of $40.9 million for fiscal 2003. During fiscal 2004, we used cash for acquisitions of $23.8 million and purchased $31.5 million of property and equipment which is comparable to $22.5 million for acquisitions and $26.2 million of property and equipment for fiscal 2003. We also received cash proceeds of $17.3 million for the sale of property and equipment, assets held for sale and the sale of an investment in an unconsolidated entity. In addition, maturities of marketable securities were $5.1 million for fiscal 2004 as compared to $157.1 million for fiscal 2003 attributable to less cash on hand to invest since we utilized the cash to support operating activities during fiscal 2004. For fiscal 2004, investing activities also included the deposit and withdrawal of $23.2 million into escrow cash for the repurchase of LYONs debt (see Note 3 to our consolidated financial statements) and cash received and deposited in project-related restricted and escrowed cash of $168.2 million and $166.7 million, respectively.

Net cash used in financing activities totaled approximately $33.2 million for fiscal 2004, compared to $61.3 million for the same period in fiscal 2003. The net cash used by financing activities for fiscal 2004 reflects (i) approximately $217.5 million in net proceeds from the issuance of our common stock in October 2003 with the majority of the proceeds used to purchase $195.2 million in outstanding LYONs in the first quarter of fiscal 2004 at a cost of $194.7 million, (ii) approximately $28.6 million in net proceeds from the issuance of our common stock in April 2004, (iii) proceeds from issuance of debt of $8.0 million, (iv) deferred credit costs of $2.6 million and (v) stock option exercises generating $0.1 million. The net proceeds of the April equity offering along with the remaining net proceeds from our October equity offering and available cash on hand were used to repurchase approximately $57.2 million of our outstanding LYONs under a tender offer on May 3, 2004 (see Note 9 of the notes to our consolidated financial statements).

Off Balance Sheet Arrangements

We provide financial guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet (see Note 14 to our consolidated financial statement). At August 31, 2004, we had committed to guarantee $0.7 million of bank debt or letters of credit with approximately $0.2 million outstanding as of August 31, 2004. We also provide performance bonds with respect to our unconsolidated joint ventures. These performance bonds outstanding totaled $69.9 million as of August 31, 2004. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of August 31, 2004.

On a limited basis, performance assurances are extended to customers, primarily in our power and process divisions within our ECM segment, which guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, our maximum potential exposure would be the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages and/or the actual damages.

In January 2003, our subsidiary, Stone & Webster, Inc., was awarded a subcontract to perform engineering services for a company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer for total consideration of approximately $2 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract. That guaranty, by its terms, may be assigned by the Related Company to its client. We also entered into an indemnification and fee agreement between us and the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies, but totals approximately $0.8 million over the 20-year term. Although we believe the probability we will have to make any payments under the guaranty agreement is remote, we have recorded the guarantee at its fair value which we believe is $0.3 million at August 31, 2004. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. Although we believe that we will not be required to make any payments under the guaranty agreement, we believe that the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13 million over the 20-year term of the contract.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2004, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit – Domestic and Foreign	$219.0	$13.2	$172.3	$10.8	$22.7
Surety bonds	438.3	362.9	53.8	0.1	21.5

Total Commercial Commitments	$657.3	$376.1	$226.1	$10.9	$44.2

Note: Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to August 31, 2004.

At August 31, 2003, we had both letter of credit commitments and bonding obligations as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit – Domestic and Foreign	$164.3	$43.6	$108.8	$0.9	$11.0
Surety bonds	443.2	181.6	193.3	0.7	67.6

Total Commercial Commitments	$607.5	$225.2	$302.1	$1.6	$78.6

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to August 31, 2003.

The $54.7 million increase in letters of credit reflects a new letter of credit for approximately $37.0 million for a new EPC project and additional letters of credit for an existing project that we issued in exchange for the release of escrowed cash of approximately $38.0 million. Surety bonds of $438.3 million at August 31, 2004 remained consistent with the $443.2 million at August 31, 2003. Fees related to these commercial commitments were $9.3 million and $4.9 million, and were recorded in the accompanying statements of operations for fiscal 2004 and 2003, respectively. These fees have significantly increased due to a higher letter of credit outstanding balance under our Credit Facility as well as higher surety fees due to the overall current insurance market and the decrease in our bond rating in fiscal 2004.

During fiscal 2004, we made three payments totaling $47.9 million to reimburse issuers of our letters of credit which had a negative impact on our working capital and cash position. In the fourth quarter fiscal 2004, $23.0 million was subsequently returned by the customer as a result of negotiations to continue the project and our agreement to post a $23.0 million letter of credit.

During fiscal 2004, customers who had been issued letters of credit in connection with certain contracts received payments under outstanding letters of credit of $47.9 million which we reimbursed our lenders. There were no such payments in fiscal 2003. Of the amount of outstanding letters of credit at August 31, 2004, $190.4 million are issued to customers in connection with contracts. Of this amount, $190.4 million customers held $138.5 million or 73% of outstanding letters of credit related to five contracts. The largest single amount of outstanding letters of credit issued to a single customer on a single project is $48.8 million.

Aggregate Contractual Obligations

As of August 31, 2004 we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$261.1	$4.6	$1.3	$3.8	$251.4
Capital lease obligations	6.8	2.1	3.0	1.7	—
Operating leases	283.1	58.9	88.3	61.8	74.1
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$551.0	$65.6	$92.6	$67.3	$325.5

As of August 31, 2003, we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$509.6	$258.8	$0.7	$—	$250.1
Capital lease obligations	2.3	1.5	0.4	0.4	—
Operating leases	266.5	57.2	80.1	53.2	76.0
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$778.4	$317.5	$81.2	$53.6	$326.1

The reduction in long-term debt reflects the repurchase of LYONs with a book value totaling $252.4 million at various dates of repurchase during fiscal 2004. Capital lease obligations have increased due to our EDS acquisition on December 31, 2003 while operating leases have increased slightly due to our EDS acquisition and general operating needs during fiscal 2004.

See Note 9 and Note 13 of the notes to our consolidated financial statements for a discussion of long-term debt and leases.

Also see Note 14 of the notes to our consolidated financial statements for a discussion of contingencies.

Recent Accounting Pronouncements

FIN 46 – “Consolidation of Variable Interest Entities” and FIN 46 Implementation Issues (FIN 46(R))

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” which was revised in December 2003 to address certain FIN 46 implementation issues (FIN 46(R)). This interpretation requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, limited liability company (LLC), trust, or any other legal structure used for business purposes that either (1) has insufficient financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and is effective for existing variable interest entities for the period ending May 31, 2004.

Effective, May 31, 2004 we implemented FIN 46(R). As of August 31, 2004, the total assets and liabilities before intercompany eliminations of those VIEs for which we are the primary beneficiary were approximately $47.6 million and $35.2 million, respectively. The total assets and liabilities of those VIEs that we are not the primary beneficiary were approximately $37.2 million and $13.7 million, respectively, as of August 31, 2004.

See Note 6 of the notes to our consolidated financial statements for a discussion of our VIEs.

FASB Exposure Draft — “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.”

On March 31, 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.” The proposed change in accounting would replace the existing requirements under FAS No. 123 and APB No. 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method of APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. We are currently analyzing what impact, if any, the adoption of the exposure draft, if issued as a final standard, will have on our financial position and results of operations in fiscal 2005.

Effects of Inflation

We expect to continue to focus our operations on cost-reimbursable and negotiated fixed-price contracts. To the extent that a significant portion of our revenues are earned under cost-reimbursable type contracts, the effects of inflation on our financial condition and results of operations should be reduced. However, if we expand our business into markets and geographical areas where fixed-price work is more prevalent, inflation may begin to have a larger impact on our results of operations. To the extent permitted by competition, we expect to continue to emphasize contracts that are either cost-reimbursable or negotiated fixed-price. For contracts where we accept with fixed-price terms, we monitor closely the actual costs on the project as they compare to the budget estimates. On these projects, we also attempt to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of our industry, combined with the fluctuating demands and prices associated with personnel, equipment and materials we traditionally need in order to perform on our contracts, there can be no guarantee that inflation will not affect our result of operations in the future.

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

The demand for our products and services depends on conditions in the environmental and infrastructure industries and the power generation industry which accounted for approximately 50% and 38%, respectively, of our backlog as of August 31, 2004, and, to a lesser extent, on conditions in the petrochemical, chemical and refining industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies.

For example, since fiscal 2002, there has been a slowdown in construction activity and new construction awards for power generation projects, primarily as a result of less activity by certain independent power producers who had encountered financing and liquidity problems. These factors contributed to the cancellation or suspension of a number of projects by our customers in the fourth quarter of fiscal 2002, resulting in a reduction of our backlog at that time, with depressed activity during fiscal 2003 and the first half of fiscal 2004, resulting in a decrease in our revenues, backlog and awards of new business.

Our results of operations have varied and may continue to vary depending on the demand for future projects from these industries.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of August 31, 2004, our backlog was approximately $5.8 billion. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. For example, during the fourth quarter of fiscal 2002, three domestic power projects previously reflected in our backlog were suspended or cancelled, resulting in a reduction of our backlog of approximately $300 million.

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

We define backlog as a “working backlog” which includes projects for which we have received a commitment from our customers. This commitment may be in the form of a written contract for a specific project, a purchase order or an indication of the amount of time or material we need to make available for a customer’s anticipated project. In certain instances, the engagement is for a particular product or project for which we estimate anticipated revenue, often based on engineering and design specifications that have not been finalized and may be revised over time. Also, we estimate (based on our prior experience) the amount of future work we will receive for multi-year government contracts for which funding is approved on an annual or periodic basis during the term of the contract. In the E&I segment, many of these contracts are multi-year indefinite delivery order, or IDO, agreements with the federal government. These contracts do not initially provide for a specific amount of work, and we derive the contract backlog of IDO agreements from our historical experience with similar awards and customers, and such backlog averages approximately 75% of the total unfunded awards.

Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. Our backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

Our backlog for maintenance work is derived from maintenance contracts, some of which do not specify actual dollar amounts of maintenance work, in which case our backlog is based on an estimate of work to be performed in light of such customers’ historic maintenance requirements. Accordingly, the amount of future actual awards may be more or less than our estimates.

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

Our significant Engineering, Procurement and Construction projects may encounter difficulties that may result in additional costs to us, reductions in revenues or the payment of actual and/or liquidated damages.

Our EPC projects generally involve complex design and engineering, significant procurement of equipment and supplies, and extensive construction management. Many of our EPC projects involve design, engineering, procurement and construction phases that may occur over extended time periods, often in excess of two years. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes, and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we generally rely on third-party equipment manufacturers as well as third-party subcontractors to assist us with the completion of EPC contracts. In come cases, the equipment we purchase for a project or that is provided to us by the customer does not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer to complete the project and, in some cases, may require us to obtain alternate equipment at additional cost. Any delay by subcontractors to complete their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project, and other factors beyond our control may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. These delays and additional costs may be substantial, and we may be required to compensate the project customer for these delays. While we may recover these additional costs from the responsible vendor, subcontractor or other third-party, we may not be able to recover all of these costs in all circumstances.

For example, we recorded a $39.3 million pre-tax loss ($26.3 million, net of tax) for the first quarter of fiscal 2004 relating to two EPC projects for gas-fired combined cycle power plants in Michigan and Arizona. The charges were the result of project completion delays. In addition, we have been assessed liquidated damages by the owners due to such delays. We believe that such project completion delays were primarily attributable to our vendors, subcontractors and equipment manufacturers from whom we may recover certain costs. However, there can be no assurance that we will recover any additional costs we incurred as a result of such project completion delays. Recovery of these amounts is dependent upon our negotiations, arbitration and litigation with the owners, subcontractors, vendors and equipment manufacturers.

We are also currently involved in litigation with a customer and a third-party subcontractor relating to the engineering, design, procurement and construction of a gas-fired, combined-cycle power plant in Texas. In this litigation we are seeking payment from the customer for additional costs incurred by us as a result of a fire at the construction site and certain misrepresentations and we are seeking payment from a third-party equipment vendor for additional costs and liquidated damages potentially payable by us as a result of the failure of a turbine during start-up testing. To the extent we do not receive these amounts, we will recognize a charge to earnings. For further information regarding current legal disputes in which we are currently involved, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended August 31, 2004.

In addition, certain contracts may require that our customers provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer may provide us with deficient design or engineering information or equipment or may provide the information or equipment to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. Our EPC project contracts generally require the customer to compensate us for additional work or expenses incurred due to customer requested change orders or failure of the customer to provide us with specified design or engineering information or equipment. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As is more fully discussed in Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements and in the notes to our consolidated financial statements, a substantial portion of our revenues are recognized using the percentage-of-completion, or POC, method of accounting. This accounting method is standard for engineering, procurement and construction, or EPC, contracts. The POC accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from the contracts, and adjustments related to these incentives and penalties are recorded when known or finalized, which is generally during the latter stages of the contract. In addition, we record claims when we believe recovery or payment is probable and the amounts can be reasonably estimated. Actual collection or payment of claims could differ from estimated amounts.

Although a significant portion of our contracts are cost-reimbursable and our financial loss exposure on cost-reimbursable contracts is generally limited, it is possible that the loss provisions or adjustments to the contract profit and loss resulting from future changes in our estimates or contract penalty provisions could be significant and could result in a reduction or elimination of previously recognized earnings or result in losses. In certain circumstances it is possible that such adjustments could be material to our operating results.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract claims;

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ from those estimates.

Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.

Our Credit Facility contains certain financial covenants, including a leverage ratio (which becomes more restrictive over time), a minimum fixed-charge coverage ratio, a defined minimum net worth, a minimum working capital ratio, a limit on capital expenditures, and defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). In addition, the defined terms used in calculating the financial covenants, in accordance with the Credit Facility, often require us to follow generally accepted accounting principles which requires the use of judgments and estimates, and may change from time to time based on new accounting pronouncements. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of our Credit Facility.

A future breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we cannot assure you that we will be able to obtain the necessary waivers or amendments. In the event of any default under our Credit Facility not otherwise amended, the lenders thereunder will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, or require us to apply all of our available cash to repay these borrowings and cash collateralize any outstanding letters of credit at that time. The acceleration of outstanding loans under our Credit Facility in excess of $20.0 million constitutes an event of default with respect to the Senior Notes. If we are unable to repay borrowings with respect to our Credit Facility when due, the lenders thereunder could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If the indebtedness under our Credit Facility or the Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full. As of August 31, 2004, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $215.6 million and indebtedness under our Senior Notes of $250.5 million.

In addition, although our Senior Notes contain no cross-default provisions, we have entered into indemnity agreements with our sureties that do contain cross-default provisions. Accordingly, in the event of a default under our Credit Facility, we would need to obtain a waiver or amendment to these provisions. We cannot assure you that we would be successful in obtaining any such amendment or waiver.

Restrictive covenants in our Credit Facility and the indenture relating to the Senior Notes may restrict our ability to pursue our business strategies.

Our Credit Facility and the indenture relating to the Senior Notes contain certain restrictions on our ability to, among other things:

•	incur additional indebtedness or contingent obligations or issue preferred stock;

•	pay dividends or make distributions to our shareholders;

•	repurchase or redeem our capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into sale/leaseback transactions;

•	incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies or transfer all or substantially all of our assets.

Our Credit Facility requires us to achieve certain financial ratios, including a leverage ratio (which becomes more restrictive over time) and a minimum fixed charge coverage ratio. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations. In addition, in order to remain in compliance with the covenants in our Credit Facility, we may be limited in our flexibility to take actions resulting in non-cash charges, including as a result of our settling claims. These covenants may impair our ability to engage in favorable business activities and our ability to finance future operations or capital needs.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility. See Risk Factor, “Non-compliance with covenants in our Credit Facility without, waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.”

Our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and our Credit Facility.

As of August 31, 2004 we had total outstanding indebtedness of approximately $273.9 million, approximately $14.4 million of which was secured indebtedness, including obligations under capital leases. In addition, as of August 31, 2004, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $219.0 million were outstanding. Our substantial indebtedness could have important consequences, including the following:

•	it will require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including our outstanding 10.75% Senior Notes due 2010, or Senior Notes, reducing the availability of cash flow to fund acquisitions, working capital, capital expenditures and other general corporate purposes;

•	it will limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements and other purposes;

•	it will limit our flexibility in planning for, and reacting to, changes in our business;

•	it may place us at a competitive disadvantage if we are more highly leveraged than some of our competitors;

•	it may make us more vulnerable to a further downturn in the economy of our business; and

•	it may restrict us from making additional acquisitions or exploiting other business opportunities.

To the extent that new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase.

We are currently the subject of an informal inquiry by the SEC.

On June 1, 2004 we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry relating to the Company. The SEC has not advised us as to either the reason for the inquiry or its scope. If the inquiry elevates to a formal investigation, the resolution could have a material adverse effect on us and result in:

•	increased review and scrutiny of us by regulatory authorities;

•	civil or injunctive proceedings; and

•	possible payment of fines and penalties.

We cannot provide any guarantees as to the outcome of this informal inquiry.

We have been named in various purported class action shareholder lawsuits and shareholder derivative lawsuits.

The Company, our directors and certain of our current and former officers have been named as defendants in various purported class action shareholder lawsuits and shareholder derivative lawsuits. A discussion of these lawsuits appears in Item 3. Legal Proceedings in our Annual Report on Form 10K for the year ended August 31, 2004. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

We are and will continue to be involved in litigation.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occurs in connection with services performed relating to project or construction sites. Our contractual disputes normally involve claims relating to the performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. To date, we have been able to obtain liability insurance for the operation of our business. However, if we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity, which could impair our operations.

Downgrades by Rating Agencies

In the fourth quarter of 2004, Moody’s Investors Service or Moody’s lowered its rating of our guaranteed senior unsecured notes or Senior Notes to Ba3 from Ba2 and the rating on our Credit Facility to Ba2 from Ba1 along with downgrading the Company’s outlook to negative from stable. Moody’s indicated that these ratings were lowered primarily due to weaker-than-expected earnings and cash flow along with persistent charges related to certain contracts during fiscal 2004 and 2003 (see Note 20 of the notes to our consolidated financial statements for additional discussion of charges related to the NEG projects).

In the event our debt ratings are lowered by Moody’s Investors Service or Standard and Poor’s in the future, we may not comply with our bonding facilities which could impact our ability to obtain bonding for new projects in the future and we may be required to increase or provide cash collateral to obtain surety bonds in order to obtain bonding for new projects in the future, which would reduce our available cash or availability under our Credit Facility. We anticipate that any such new or modified bonding facilities would not be on terms as attractive as those we have currently and that we would also be subject to increased costs of capital and interest rates.

The nature of our contracts could adversely affect us.

Although approximately 78% of our backlog as of August 31, 2004 was from cost-reimbursable contracts, the remaining 22% was from fixed-price or unit-price contracts. A significant number of our domestic piping contracts and substantially all of our international piping contracts are fixed-price or unit-price. In addition, a number of the contracts we assumed in the Stone & Webster and IT Group acquisitions were fixed-price contracts, and we will continue to enter into these types of contracts in the future. Under fixed-price or unit-price contracts, we agree to perform the contract for a fixed-price and, as a result, benefit from costs savings and earnings from approved change orders; but we are generally unable to recover any cost overruns to the approved contract price. Under certain incentive contracts, we share with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns. Contract prices are established based in part on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our business and results of our operations. Our profit for these projects could decrease or we could experience losses if we are unable to secure fixed pricing commitments from our suppliers at the time the contracts are entered into or if we experience cost increases for material or labor during the performance of the contracts.

We enter into contractual agreements with customers for some of our engineering, procurement and construction services to be performed based on agreed upon reimbursable costs and labor rates. Some of these contracts provide for the customer’s review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the customer.

Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. In addition, many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult for us to collect amounts owed to us by these customers against the customer’s more credit-worthy parent company. If we are unable to collect amounts owed to us for these matters, we may be required to record a charge against earnings related to the project which could result in a material loss.

We are subject to the risks associated with being a government contractor.

We are a major provider of services to governmental agencies and therefore are exposed to risks associated with government contracting, including reductions in government spending, cancelled or delayed appropriations specific to our projects, heightened competition and modified or terminated contracts. For example, most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year and are not always guaranteed. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If legislative appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenues and profits from that contract. A reduction in spending by federal government agencies could also limit our ability to obtain additional contracts, which could have a material adverse effect on our business.

In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates a contract or fails to renew or extend a contract, our backlog may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. For the year ended August 31, 2004, 54% of revenue was generated from U.S. governmental agencies.

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

As a result of our government contracting business, we have been, are and will be in the future, the subject of audits and/or cost reviews by the Defense Contract Audit Agency, which we refer to as DCAA, or by other contracting agencies. Additionally, we have been and may in the future be the subject of investigations by governmental agencies such as the Office of Inspector General of the Environmental Protection Agency. During the course of an audit, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards or regulatory and contractual requirements. Under the type of cost-

reimbursable government contracts that we typically perform, only those costs that are reasonable, allocable and allowable are recoverable under the Federal Acquisition Regulation and Cost Accounting Standards.

In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government contract projects for a significant period of time and possible civil or criminal fines and penalties of applicable regulations and statutes and the risk of public scrutiny of our performance at high profile sites. This could materially adversely affect our business.

Our failure to meet schedule or performance requirements of our contracts could adversely affect us.

In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs, and the amount of such additional costs could exceed projected profit margins. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base.

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

Possible cost escalation associated with our fixed-price contracts which could impact our profitability.

We estimate total contract costs in pricing our fixed-price contracts incorporating assumptions to address inflation and fluctuations in market price for materials. However, we can not predict these variable components with certainty as they related to our pricing of fixed-price contracts. As a result, we may incur total costs that exceed original estimates due to increased materials, labor or other costs. These increased costs could contribute to a lower than expected return or losses on our projects.

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

In certain circumstances, customers may require us to provide credit enhancements, including bonds or letters of credit. In line with industry practice, we are often required to provide performance and surety bonds to customers. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

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

Many of our E&I segment customers attempt to shift financial and operating risks to the contractor, particularly on projects involving large scale cleanups and/or projects where there may be a risk that the contamination could be more extensive or difficult to resolve than previously anticipated. In this competitive market, customers increasingly try to pressure contractors to accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. Prior to our acquisition of the IT Group, it was involved in claims and litigation involving disputes over such issues. Therefore, it is possible that we could also become involved in similar claims and litigation in the future as a result of our acquisition of the assets of IT Group and our participation in environmental and infrastructure contracts.

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

Certain subsidiaries within our Environmental & Infrastructure division are engaged in two similar programs that may involve assumption of a client’s environmental remediation obligations and potential claim obligations. One program involves our subsidiary, The LandBank Group, Inc., or LandBank, which was acquired in the IT Group acquisition. Under this program, LandBank purchases and then remediates and/or takes other steps to improve environmentally impaired properties. The second program is operated by our subsidiary Shaw Environmental Liability Solutions, LLC, which will contractually assume responsibility for environmental matters at a particular site or sites and provide indemnifications for defined cleanup costs and post closing third party claims in return for compensation by the client. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of such properties, we may be required to clean up all contamination at these sites even if we did not place the contamination there. We attempt to reduce our exposure to unplanned risks through the performance of environmental due diligence, the use of liability protection provisions of federal laws like the Brownfields Revitalization Act and similar state laws and the purchase of environmental and cost cap insurance coverage or other risk management products. However, we cannot assure you that our risk management strategies and these products and laws will adequately protect us in all circumstances or that no material adverse impact will occur.

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

The limitation or the expiration of the Price-Anderson Act’s indemnification authority could adversely affect our business.

The Price-Anderson Act, or PAA, comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear power industry by offering broad indemnification to nuclear power plant operators and DOE contractors. Because we provide services for the DOE relating to its nuclear weapons facilities and the nuclear power industry in the on-going maintenance and modification, as well as decontamination and decommissioning, of its nuclear power plants, we are entitled to the indemnification protections under the PAA. Although the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear power industry. In addition, the PAA’s ability to indemnify us with respect to any new facilities expired on August 1, 2002, but was reauthorized and extended through December 31, 2004. Because nuclear power remains controversial, there can be no assurance that the PAA’s indemnification authority will be reauthorized and extended when that authority expires again at the end of calendar year 2004. If the PAA’s indemnification authority is not extended, our business could be adversely affected by either a refusal of operations of new facilities to retain us or our inability to obtain commercially adequate insurance and indemnification.

Environmental factors and changes in laws and regulations could increase our costs and liabilities and affect the demand for our services.

In addition to the environmental risks described above relating to the businesses acquired from IT Group and our environmental remediation business, our operations are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharges into waterways;

•	generation, storage, handling, treatment and disposal of hazardous materials and wastes; and

•	health and safety.

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

In addition, under CERCLA and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party. The principal federal environmental legislation affecting our Environmental & Infrastructure subsidiaries and clients include: the National Environmental Policy Act of 1969, or NEPA; the Resource Conservation and Recovery Act of 1976, or RCRA; the Clean Air Act; the Federal Water Pollution Control Act; and CERCLA, together with the Superfund Amendments and Reauthorization Act of 1986, or SARA. Our foreign operations are also subject to similar governmental controls and restrictions relating to environmental protection.

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

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of any future changes to these laws and regulations on us. We do not yet know the full extent, if any, of environmental liabilities associated with many of our recently acquired properties undergoing or scheduled to undergo site restoration, including any liabilities associated with the assets we acquired from Stone & Webster and IT Group. We cannot assure you that our operations will continue to comply with future laws and regulations will not significantly adversely affect us.

The level of enforcement of these laws and regulations also affects the demand for many of our services. Proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced has decreased the demand for some services, as clients have anticipated and adjusted to the potential changes. Future changes could result in increased or decreased demand for some of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients’ views on the cost-effectiveness of remedies available under the changed regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

Development and Construction Risks and Other Risks associated with our military housing privatization contracts could impact our profitability and a loss of our investment.

Development and construction activities conducted through various joint ventures with one strategic partner expose us to risks including:

•	we may be unable to obtain, or may be subject to delays in obtaining necessary permitting, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs;

•	we may incur construction costs related to new construction or renovations that exceed original estimates due to increased materials, labor or other costs. These increased costs could contribute to a lower than expected return and we may not be able to increase rents to compensate for the increased in construction costs annually;

•	we may be unable to complete construction of a property on schedule and meet financial goals for development factors; and

•	we may incur construction costs that are higher or have project delays if we are not successful in our ability to form strategic alliances with key material suppliers and vendors.

Other risks directly associated with our dependence on the U.S. military include:

•	we may be unable to obtain the necessary levels of occupancy and rents, which could result in lower than expected returns and in some cases losses. Rents are determined by Congress annually through appropriations for Basic Allowance for Housing (BAH) for all of the branches of the U.S. military. We cannot assure you that the appropriations each year will occur on a timely basis, or that the amount of BAH appropriations will be sufficient to keep up with escalations in the cost of living expenses. Congress may change the law and the DOD can revise its procedures at any time. We cannot assure you that such changes will not be made and, if changes are made, such changes may have a material adverse effect on the level of our operating revenues generated by our privatization projects;

•	we cannot assure you that the military bases where we have military housing projects will remain active or that their functions and/or staffing levels will not be materially reduced such that we will be unable to lease military housing units to members of the U.S. military. The DOD has, from time to time, closed military bases and realigned and/or reduced the functions and staffing levels at certain bases under the Base Realignment and Closure (BRAC) initiative. These military housing projects are supported by military residents based on current military needs and geographic deployment of the residents; and

•	we may not be able to close on our five remaining military housing privatization projects as we have only been selected to receive the right to enter into exclusive negotiations and the award is subject to final approval from the U.S. military branch and Congress. Until final approval is obtained, which generally can last between six months to one year, we will incur costs associated with the development plan and design that may be significant. We cannot assure you that we will receive final approval and failure to recover these development costs may result in losses.

Ultimately, these risks could have an adverse effect on our profitability and expose us to possible losses as well as the loss of our investment in these military housing privatizations. As of August 31, 2004, our investment in these housing privatizations was $10.4 million.

Our working capital requirements may increase as a result of our entry into the military housing privatization market.

During fiscal 2004, we were awarded seven contracts to privatize military family housing with our joint venture partner, CEI, under the DOD’s Military Housing Privatization Initiative. As of August 31, 2004, two of these contracts were closed with the other five scheduled to close in fiscal 2005.

These privatization contracts require initial capital contributions in the early stages of the project and ultimately permanent financing from a third party lender. As of August 31, 2004, we are obligated to make capital contributions of approximately $20 million related to these privatization contracts; however, the timing of these capital contributions are dependent upon the progress of each underlying project. In addition, because occupancy rates and rents at a newly developed property may fluctuate depending on a number of factors, including market and economic conditions, we may be unable to meet our profitability goals for that property.

If our partners fail to perform their contractual obligations on a project, we could be exposed to loss of reputation and additional financial performance obligations that could result in reduced profits or losses.

We often enter into various joint ventures as part of our environmental and engineering, procurement and construction businesses so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations of our joint venture partners. If our partners do not meet their obligations, the joint venture may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Our dependence on one or a few customers could adversely affect us.

Due to the size of many engineering and construction projects, one or a few clients have in the past and may in the future contribute a substantial portion of our consolidated revenues in any one year or over a period of several consecutive years. For example, in fiscal 2004, approximately 46% of our revenues were generated from ten major customers. Similarly, our backlog frequently reflects multiple projects for individual clients; therefore, one major customer may comprise a significant percentage of backlog at a point in time. An example of this is the TVA, with which we have two contracts representing an aggregate of 8% of our backlog at August 31, 2004. Including our backlog from TVA, a Government-owned entity, backlog from the U.S. Government or U.S. Government-owned entities accounted for 54% of backlog at August 31, 2004.

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

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

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

In our ECM segment, we face competition from numerous regional, national and international competitors, many of which have greater financial and other resources than we do. Our competitors include well-established, well-financed concerns, both privately and publicly held, including many major power equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and certain of our customers. The markets that we serve require substantial resources and particularly highly skilled and experienced technical personnel.

In our Fabrication, Manufacturing and Distribution segment, we face substantial competition on a domestic and international level. In the United States, there are a number of smaller pipe fabricators. Internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than we do.

Political and economic conditions in foreign countries in which we operate could adversely affect us.

Approximately 18% of our fiscal 2004 revenues and 15% of our revenues for fiscal 2003 were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. We have operations in the Middle East, Russia, China, Europe and Australia. The services we provide to our customers in Iraq and other Middle East countries have created several challenges, including identifying and retaining the appropriate subcontractors, the recruiting of qualified personnel and the ability to retain them, the safety of our employees and subcontractors and the increased working capital demands. It is possible that our employees may suffer injury or death, repatriation problems or other unforeseen costs and risks in the course of their international projects, which could negatively impact our operations.

In addition to these specific challenges we face in the Middle East, international contracts, operations and expansion expose us to risks inherent in doing business outside the United States, including:

•	uncertain economic conditions in the foreign countries in which we make capital investments, operate and sell products and services;

•	the lack of well-developed legal systems in some countries in which we operate and sell products and services, which could make it difficult for us to enforce our contractual rights;

•	security and safety of employees;

•	expropriation of property;

•	restrictions on the right to convert or repatriate currency;

•	political risks, including risks of loss due to civil strife, acts of war, guerrilla activities and insurrection;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communications challenges;

•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act; and

•	general economic and political conditions in these foreign markets.

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

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures. Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks, professional and product liability claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

Insufficient liquidity could have important consequences to us. For example, we could:

•	have less operating flexibility due to restrictions which could be imposed by our creditors, including restrictions on incurring additional debt, creating liens on our properties and paying dividends;

•	have less success in obtaining new work if our sureties or our lenders were to limit our ability to provide new performance bonds or letters of credit for our projects;

•	be required to dedicate a substantial portion of cash flows from operations to the repayment of debt and the interest associated with that debt;

•	fail to comply with the terms of our credit facility;

•	incur increased lending fees, costs and interest rates; and

•	experience difficulty in financing future acquisitions and/or continuing operations.

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

Foreign exchange controls may also adversely affect us. For instance, foreign exchange controls were instituted in Venezuela on February 6, 2003. These controls may limit our ability to repatriate profits from our Venezuelan subsidiaries or otherwise convert local currency into U.S. dollars. These limitations could adversely affect us. Further, our ability to obtain international contracts is impacted by the relative strength or weakness of the U.S. dollar to foreign currencies.

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

Any of these unexpected liabilities could have a material adverse effect on us and our financial condition.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $522.8 million as of August 31, 2004. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $204.6 million as of August 31, 2004 which are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination would require us to write off a substantial portion of our assets. Such a write off would negatively affect our earnings.

Difficulties integrating our acquisitions could adversely affect us.

From time to time, we have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. If we are unable to identify acquisition opportunities or complete acquisitions we have identified, our business could be materially adversely affected. In addition, we may encounter difficulties integrating our future acquisitions and in successfully managing the growth we expect from the acquisitions. In addition, our expansion into new businesses, such as with our IT Group acquisition, may expose us to additional business risks that are different from those we have traditionally experienced. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, we could be materially adversely affected. Because we may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us.

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

Our success is also highly dependent upon the continued services of our key officers. The loss of any of our key officers could adversely affect us. We do not maintain key employee insurance on any of our executive officers.

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

Market prices of our equity securities have changed significantly and could change further.

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the other risk factors described in this Form 10-K, including changing demand for our products and services;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	general conditions in our industries;

•	general conditions in the securities markets;

•	issuance of a significant number of shares upon exercise of employee stock options or conversion of the LYONs; and

•	issuance of a significant number of shares of common stock to fund LYONs repurchases.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods.

For example, effective August 31, 2005, we are required by the Sarbanes-Oxley Act of 2002 to begin filing an annual report on the effectiveness of our internal controls. Although we believe our internal controls are operating effectively, and we have committed internal resources and engaged external consultants to ensure compliance, we cannot guarantee that we will not have any material weaknesses as reported by our external auditors and such determination could materially adversely affect our business.

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

Terrorists’ actions have and could continue to negatively impact the U.S. economy and the markets in which we operate.

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

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about our future maturities of principal for outstanding debt instruments (including capital leases) and fair value at August 31, 2004 (in millions):

	Expected Maturity Dates							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-term debt
Fixed rate	$5.7	2.7	1.2	1.0	0.8	250.5	$261.9	$247.8
Average interest rate	4.4%	5.3%	8.0%	8.0%	8.0%	10.75%	—	—
Variable rate	$2.0	0.1	0.1	3.8	—	—	$6.0	$6.0
Average interest rate	5.0%	4.7%	4.7%	4.7%	—	—	—	—
Short-term line of credit
Variable rate	$6.0	—	—	—	—	—	$6.0	$6.0
Average interest rate	5.1%	—	—	—	—	—	—	—

At August 31, 2004, the interest rate on our primary Credit Facility was either 5.5% (if the prime rate index had been chosen) or 4.17% (if the LIBOR rate index had been chosen) with an availability of $84.4 million (see Note 10 of the notes to our consolidated financial statements for further discussion of our Credit Facility).

The estimated fair value of long-term debt and capital leases as of August 31, 2004 and 2003 was approximately $253.8 million and $466.3 million, respectively. The fair value of the convertible debt and Senior Notes as of August 31, 2004 was based on recent sales of such debt as of August 31, 2004. The fair value of our other long-term debt and capital leases were based on borrowing rates currently available to us for notes with similar terms and average maturities.

Foreign Currency Risks

The majority of our transactions are in U.S. dollars; however, certain of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage our risks associated with our operating activities when an operation enters into a transaction in a currency that is different from its local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. As of August 31, 2004, we had minimal forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to our results of operations or financial position (see Notes 1 and 19 of the notes to our consolidated financial statements).

Item 8. Financial Statements And Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets as of August 31, 2004 and 2003	77-78
Consolidated Statements of Operations for the years ended August 31, 2004, 2003 and 2002	79
Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2004, 2003 and 2002	80-81
Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003 and 2002	82-83
Notes to Consolidated Financial Statements	84-139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Shaw Group Inc. and subsidiaries at August 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with U. S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, effective May 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”

/s/ Ernst & Young LLP

New Orleans, Louisiana
October 22, 2004

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2004 and 2003
(Dollars in thousands)

ASSETS

	2004	2003
Current assets:
Cash and cash equivalents	$88,557	$179,852
Restricted and escrowed cash	56,574	58,035
Marketable securities, held to maturity	—	5,096
Accounts receivable, including retainage, net	451,393	427,823
Accounts receivable from unconsolidated entities	7,450	7,942
Inventories	80,073	86,246
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	384,011	233,895
Deferred income taxes	48,926	82,311
Prepaid expenses	10,755	19,306
Assets held for sale	1,784	2,001
Other current assets	8,260	11,856

Total current assets	1,137,783	1,114,363
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	25,689	33,173
Property and equipment:
Transportation equipment	5,249	5,251
Furniture, fixtures and software	86,386	107,895
Machinery and equipment	122,262	106,255
Buildings and improvements	56,415	60,121
Assets acquired under capital leases	5,756	5,325
Land	7,596	7,891
Construction in progress	8,045	10,442

	291,709	303,180
Less: accumulated depreciation	(122,221)	(118,850)

	169,488	184,330
Goodwill	522,783	511,376
Deferred income taxes	20,597	—
Other assets	153,596	142,873

	$2,029,936	$1,986,115

(Continued)

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2004 and 2003
(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2004	2003
Current liabilities:
Accounts payable	$316,022	$307,971
Accrued liabilities	143,930	155,258
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	357,472	259,338
Contract liability adjustments	17,347	32,551
Deferred revenue - prebilled	6,233	10,785
Current maturities of long-term debt	4,637	258,758
Short-term revolving lines of credit	5,983	1,274
Current portion of obligations under capital leases	2,113	1,378

Total current liabilities	853,737	1,027,313
Long-term debt, less current maturities	256,437	250,861
Obligations under capital leases, less current portion	4,736	884
Deferred income taxes	—	25,985
Other liabilities	19,641	17,980
Minority interest	10,614	802
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 69,101,493 and 43,121,871 shares issued, respectively; and 63,769,838 and 37,790,216 shares outstanding, respectively	750,077	496,148
Retained earnings	255,836	286,811
Accumulated other comprehensive loss	(15,157)	(20,540)
Unearned stock-based compensation	(6,072)	(216)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	884,771	662,290

	$2,029,936	$1,986,115

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2004, 2003 and 2002
(Dollars in thousands, except per share amounts)

	2004	2003	2002
Revenues	$3,076,945	$3,292,804	$3,149,077
Cost of revenues	2,857,162	3,023,048	2,828,036

Gross profit	219,783	269,756	321,041
General and administrative expenses	215,792	197,725	157,781

Operating income	3,991	72,031	163,260
Interest expense	(38,429)	(32,043)	(23,028)
Interest income	1,718	5,406	11,518
(Loss) gain on LYONs repurchase	(1,325)	2,723	—
Foreign currency transaction gains (losses), net	(2,702)	135	(1,158)
Other income (expense), net	1,523	(12,905)	(2,669)

	(39,215)	(36,684)	(15,337)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(35,224)	35,347	147,923
Provision (benefit) for income taxes	(11,624)	11,580	53,099

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(23,600)	23,767	94,824
Minority interest, net of taxes	(5,284)	(169)	(33)
Earnings (losses) from unconsolidated entities, net of taxes	2,578	(2,979)	1,703

Income (loss) from continuing operations	(26,306)	20,619	96,494
(Loss) income from discontinued operations of the hanger engineering and pipe support businesses, net of taxes:
(Loss) income from operations	(1,674)	247	1,873
Impairment of discontinued operations	(2,995)	—	—

(Loss) income from discontinued operations, net of taxes	(4,669)	247	1,873

Net income (loss)	$(30,975)	$20,866	$98,367

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.45)	$0.54	$2.36
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.05

Net income (loss)	$(0.53)	$0.55	$2.41

Diluted:
Income (loss) from continuing operations	$(0.45)	$0.53	$2.22
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.04

Net income (loss)	$(0.53)	$0.54	$2.26

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

					Unearned	Accumulated
	Common	Treasury	Common	Treasury	Stock-	Other		Total
	Stock	Stock	Stock	Stock	Based	Comprehensive	Retained	Shareholders’
	Shares	Shares	Amount	Amount	Compensation	Income (Loss)	Earnings	Equity
Balance, September 1, 2001	41,012,292	—	437,015	—	—	(6,200)	167,578	598,393
Comprehensive income:
Net income	—	—	—	—	—	—	98,367	98,367
Other comprehensive income:
Foreign translation adjustments	—	—	—	—	—	(2,633)	—	(2,633)
Unrealized net loss on hedging activities, net of tax benefit of $72	—	—	—	—	—	(115)	—	(115)
Unrealized net losses on securities available for sale, net of tax benefit of $74	—	—	—	—	—	(119)	—	(119)
Additional pension liability not yet recognized in net periodic pension expense, net of tax benefit of $3,054	—	—	—	—	—	(7,126)	—	(7,126)

Comprehensive income								88,374
Shares issued to acquire IT Group	1,671,336	—	52,463	—	—	—	—	52,463
PPM acquisition earn out shares	83,859	—	1,971	—	—	—	—	1,971
Exercise of options	235,190	—	2,262	—	—	—	—	2,262
Tax benefit on exercise of options	—	—	675	—	—	—	—	675
Purchases of treasury stock	—	(2,160,400)	—	(52,043)	—	—	—	(52,043)
Return of SS&S escrow shares	—	(650)	—	(33)	—	—	—	(33)
Contributed capital	—	—	195	—	—	—	—	195

Balance, August 31, 2002	43,002,677	(2,161,050)	494,581	(52,076)	—	(16,193)	265,945	692,257
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	20,866	20,866
Other comprehensive income:
Foreign translation adjustments	—	—	—	—	—	2,546	—	2,546
Unrealized net losses on hedging activities, net of tax benefit of $2	—	—	—	—	—	(5)	—	(5)
Unrealized net gains on securities available for sale, net of tax expense of $241	—	—	—	—	—	385	—	385
Less: Reclassification adjustments for losses included in net income	—	—	—	—	—	(259)	—	(259)
Additional pension liability not yet recognized in net periodic pension expense, net of tax benefit of $3,728	—	—	—	—	—	(7,014)	—	(7,014)

Comprehensive income	—	—	—	—	—	—	—	16,519
Exercise of options	119,194	—	500	—	—	—	—	500
Tax benefit on exercise of options	—	—	51	—	—	—	—	51
Stock-based compensation	—	—	1,016	—	(216)	—	—	800
Purchases and retirement of treasury stock	—	(3,170,605)	—	(47,837)	—	—	—	(47,837)

Balance, August 31, 2003	43,121,871	(5,331,655)	$496,148	$(99,913)	(216)	$(20,540)	$286,811	$662,290

(Continued)

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

					Unearned	Accumulated
	Common	Treasury	Common	Treasury	Stock-	Other		Total
	Stock	Stock	Stock	Stock	Based	Comprehensive	Retained	Shareholders’
	Shares	Shares	Amount	Amount	Compensation	Income (Loss)	Earnings	Equity
Net loss	—	—	—	—	—	—	(30,975)	(30,975)
Other comprehensive income:
Foreign translation adjustments	—	—	—	—	—	2,938	—	2,938
Unrealized net losses on hedging activities, net of tax benefit of $2	—	—	—	—	—	222	—	222
Reduction in pension Liability, net not yet recognized in net periodic pension expense, net of tax of $936	—	—	—	—	—	2,223	—	2,223

Comprehensive loss	—	—	—	—	—	—	—	(25,592)
Shares issued in public equity offerings	25,346,000	—	245,966	—	—	—	—	245,966
Exercise of options	38,750	—	191	—	—	—	—	191
Tax benefit on exercise of options	—	—	49	—	—	—	—	49
Stock-based compensation	594,872	—	7,723	—	(7,723)	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,867	—	—	1,867

Balance, August 31, 2004	69,101,493	(5,331,655)	$750,077	$(99,913)	$(6,072)	$(15,157)	$255,836	$884,771

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(30,975)	$20,866	$98,367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,767	44,597	28,379
Loss (income) from discontinued operations, net of taxes	4,669	(247)	(1,873)
Provision (benefit) for deferred income taxes	(12,869)	8,951	48,093
Stock-based compensation expense, net of taxes	2,138	553	396
Accretion of interest on discounted long-term debt	2,136	9,508	11,512
Amortization of deferred debt issue costs	4,509	7,522	9,079
Provision for uncollectible accounts receivable	9,868	16,093	5,875
Amortization of contract adjustments	(13,409)	(26,823)	(31,066)
(Earnings) losses from unconsolidated entities	(2,578)	2,979	(1,703)
Foreign currency transaction (gains) losses, net	2,702	(135)	1,158
Loss (gain) on repurchase of LYONs	1,325	(2,723)	—
Write-off of investments in securities available for sale and accounts and claims receivable from Orion, and other accounts receivable	—	12,395	3,062
Minority interest, net of taxes	5,284	169	33
Other	(1,490)	193	3,544
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in receivables	(9,007)	9,697	30,478
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts, including claims	(147,555)	17,647	(54,625)
(Increase) decrease in inventories	12,480	13,519	(8,462)
(Increase) decrease in other current assets	2,170	(25,558)	1,810
(Increase) decrease in prepaid expenses	8,515	(3,728)	(3,182)
(Increase) decrease in other assets	(16,457)	(35)	5,509
Increase (decrease) in accounts payable	(6,232)	(88,164)	70,258
Increase (decrease) in accrued liabilities	6,685	(26,413)	21,304
Increase (decrease) in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	96,019	(193,960)	81,133
Increase (decrease) in deferred revenue—prebilled	(5,332)	(718)	3,527
Increase (decrease) in other long-term liabilities	1,598	1,813	(7,540)

Net cash provided by (used in) operating activities	(25,039)	(202,002)	315,066
Cash flows from investing activities:
Purchases of businesses, net of cash received	(23,847)	(22,512)	(102,664)
Purchase of property and equipment	(31,507)	(26,221)	(73,946)
Purchase of real estate option	—	—	(12,183)
Investment in and advances to unconsolidated entities and joint ventures	(8,426)	(3,328)	(3,096)
Distributions from unconsolidated entities	7,538	485	2,208
Deposits in escrowed cash for repurchase of LYONs	(23,229)	—	—
Withdrawal from escrow cash for repurchase of LYONs	23,229	—	—
Cash received from restricted and escrowed cash	168,196	38,465	—
Cash deposited into restricted and escrowed cash	(166,734)	—	(96,500)
Proceeds from sale of property & equipment	2,588	3,135	717
Proceeds from sale of assets held for sale	5,662	—	—
Proceeds from the sale of investment in an unconsolidated entity	9,000	—	—
Purchases of marketable securities, held to maturity	—	(107,270)	(128,585)
Maturities of marketable securities, held to maturity	5,096	157,126	119,263
Other	—	974	—

Net cash provided by (used in) investing activities	(32,434)	40,854	(294,786)

(Continued)

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	2004	2003	2002
Cash flows from financing activities:
Purchase of treasury stock	—	(47,837)	(52,043)
Repayment of debt and capital leases	(285,796)	(256,573)	(9,202)
Proceeds from issuance of debt	7,990	254,786	490
Deferred credit costs	(2,551)	(12,241)	(359)
Issuance of common stock	246,157	500	2,262
Net proceeds (repayments) from revolving credit agreements	1,018	110	(2,959)
Other	—	—	(163)

Net cash used in financing activities	(33,182)	(61,255)	(61,974)
Cash from consolidation of variable interest entities previously unconsolidated	879	—	—
Effects of foreign exchange rate changes on cash	(1,519)	491	154

Net decrease in cash and cash equivalents	(91,295)	(221,912)	(41,540)
Cash and cash equivalents—beginning of year	179,852	401,764	443,304

Cash and cash equivalents—end of year	$88,557	$179,852	$401,764

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$31,325	$2,577	$2,373

Income taxes	$1,220	$11,743	$2,226

Noncash investing and financing activities:
Issuance of restricted stock	$7,723	$—	$—

Transfer of acquired accounts receivables to seller – EDS acquisition	$4,000	$—	$—

Receivable for working capital adjustment – Badger Acquisition	$1,800	$—	$—

Property and equipment acquired through issuance of debt	$603	$1,706	$—

Investment in subsidiaries acquired through issuance of common stock	$—	$—	$54,434

Repurchase of debt funded subsequent to balance sheet date	$—	$20,648	$—

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation), our consolidated subsidiaries, consolidated variable interest entities, and in some cases the proportionate share of our investments in joint ventures. All material intercompany accounts and transactions have been eliminated in these consolidated financial statements. Effective May 31, 2004, we adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (VIEs),” for entities created prior to January 31, 2003 (see Note 6).

During fiscal 2004, we discontinued our hanger engineering and pipe support businesses in our Fabrication, Manufacturing and Distribution segment. The consolidated statements of operations have been restated to present comparable financial information for the years ended August 31, 2004, 2003 and 2002.

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management include the following:

•	contract revenues, costs and profits and the application of percentage-of-completion accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

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

We operate primarily in the United States, with foreign operations worldwide. Our services and products include consulting, project design, engineering and procurement, piping system fabrication, industrial construction and maintenance, facilities management and environmental remediation. Our operations are conducted primarily through wholly-owned subsidiaries and joint ventures.

Our work is performed under fixed-price contracts, cost-reimbursable contracts, and fixed-price and cost-reimbursable contracts modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the above contract types. During the term of a project, the contract or components of the contract may be renegotiated to a different contract type. The duration of our significant contracts varies but is generally two to four years. Assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period except for certain equipment acquired in settlement of a project related claim (see Note 5).

Our fixed-price contracts include the following:

•	Firm fixed-price contract - A contract in which the price is not subject to adjustment by reason of our cost experience or our performance under the contract. However, the price may be adjusted for changes in scope of work, new or changing laws, regulations or other items.

•	Maximum price contract - A contract which provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to adjustment by reason of our cost experiences but generally, the adjustment would not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share costs savings with our clients.

•	Unit-price contract - A contract under which we are paid a specified amount for every unit of work performed.

Our cost-reimbursable contracts include the following:

•	Cost-plus contract - A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. In addition, our costs are generally subject to review by our customers and such reviews could result in costs being disputed as not reimbursable under the terms of the contract.

•	Target-price contract - A contract under which we are reimbursed for costs plus a fee consisting of two parts: (i) a fixed amount which does not vary with performance and (ii) an award amount based on the cost-effectiveness of the project. Target-price contracts also generally provide for sharing of costs in excess of or below the target. In some contracts, we may agree to share cost overruns in excess of our fee which could result in a loss on the project.

On any of the above contract types we could also be assessed actual or liquidated damages for late delivery or failure to meet performance criteria.

Cash and Cash Equivalents and Marketable Securities Held to Maturity

Highly liquid investments are classified as cash equivalents if they mature within three months of the purchase date. Marketable securities held to maturity are comprised of highly liquid investments that mature between three to four months of the purchase date. The fair value of marketable securities held to maturity approximated the carrying value at August 31, 2003.

Accounts Receivable and Credit Risk

We grant short-term credit to our customers. Our principal customers are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant power producers and equipment manufacturers. Accounts receivable are based on contracted prices, and we believe that in most cases our exposure to credit risk is mitigated through customer prepayments, collaterization and guarantees; however, during fiscal 2003 and 2002, changes in the power generation market created liquidity problems for certain unregulated, independent power producers (“IPPs”). As a result, our exposure to credit risk has increased with respect to those customers (see Note 20).

Allowance for Doubtful Accounts

We estimate the amount of doubtful accounts based on our understanding of the financial condition of specific customers and for contract adjustments to reflect the net amount expected to be collected. We establish an allowance for uncollectible accounts based on the assessment of the customers’ ability to pay. Reserves resulting from disputes or other negotiations which are established to reflect certain project related accounts receivable or claims at their net realizable values are included in billings in excess of costs and estimated earnings on uncompleted contracts. Accounts receivable are presented net of the allowance for doubtful accounts on the accompanying consolidated balance sheets.

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2004	2003
Beginning balance, September 1	$32,661	$51,602
Provision	9,868	16,093
Write-offs	(13,119)	(9,681)
Fair value adjustments and reclassifications related to acquisitions	2,276	(24,934)
Other	(675)	(419)

Ending balance, August 31	$31,011	$32,661

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted-average cost methods.

Property and Equipment

Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the accumulated depreciation thereon, are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

For financial reporting purposes, depreciation is generally provided over the following estimated useful service lives:

Transportation equipment	5	Years
Furniture, fixtures and software	3-8	Years
Machinery and equipment	3-18	Years
Buildings and improvements	8-40	Years

The straight-line depreciation method is used for all assets, except certain software which is depreciated on a double-declining balance method. Assets acquired under capital leases are amortized over the shorter of the respective lease term or the estimated useful lives of the assets.

During the years ended August 31, 2004 and 2003, interest costs of approximately $0.1 million and $0.2 million, respectively, were capitalized.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Joint Ventures

As is common in the engineering, procurement and construction industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies (or “joint ventures”). If a joint venture is determined to be a variable interest entity (VIE) and we are subject to a majority of the risk of loss from the VIE’s activities or entitled to receive the majority of the VIE’s residual returns or both, the joint venture is consolidated in accordance with the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (see Note 6). If consolidation of the joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in our consolidated statements of operations (proportionate consolidation). The investments in these joint ventures are included in the accompanying consolidated balance sheets as of August 31, 2004 and 2003 at $22.6 million and $23.9 million, respectively.

Income Taxes

We provide for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year-end using currently enacted tax rates. We assess the recoverability of the deferred tax assets and determine if a valuation allowance is necessary under a “more likely than not” approach. We analyze our ability to utilize carryforwards and other deferred tax assets by considering future expected taxable income and available tax planning strategies.

Goodwill, Other Intangibles and Contract Adjustments and Loss Reserves

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We evaluate historical and expected discounted operating cash flows of our business segments to determine the future recoverability of goodwill on an annual basis. Recorded goodwill is re-evaluated on the same basis at the end of each quarterly accounting period whenever significant permanent changes in business segments or triggering events occur which might impair recoverability.

Included in other assets are intangible assets related to various licenses, patents, technology and related processes (see Note 4). The costs of these assets are amortized on a straight-line basis over their estimated lives which range from three to fifteen years. Also included in other assets are intangible assets related to customer relationships acquired with the IT Group acquisition which are amortized over a ten-year period on a straight-line basis. We periodically assess the recoverability of the unamortized balance of our intangible assets based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.

We have also recorded contract fair value adjustments and contract loss reserves related to the IT Group and Stone & Webster acquisitions. Contract asset adjustments related to the IT Group acquisition are recorded in other current assets, as an intangible asset. Contract liability adjustments and contract loss reserves are recorded in other current liabilities.

Contract liability (asset) adjustments related to the IT Group acquisition are amortized proportionately based on the projected revenues for the period as a percentage of the total projected revenues for the acquired contracts. The projected and total revenue for each period were established at the time of the acquisition when the contract liability (asset) adjustments were finalized and are not adjusted for changes, if any, in the revenues, costs or timing of the related projects. Contract liability adjustments related to the Stone & Webster acquisition are amortized as a reduction of cost of revenues to achieve the estimated market profit margin determined at the acquisition date for certain acquired contracts. The cost of revenues on each contract is reduced to achieve the estimated market profit margin until the reserves are depleted or the project is completed. In the period each contract is completed, the remaining unamortized reserves are reduced to zero (see Notes 4 and 8). The profit margin recorded in such periods may differ materially from the market profit margin estimated at the acquisition.

Revenues

For project management, engineering, procurement, remediation, and construction services under fixed-price or target-price contracts, we recognize revenues and gross profit under the percentage-of-completion method measured primarily by the percentage of contract costs incurred to date to total estimated contract costs for each contract, excluding certain costs which, in management’s judgment, are not reasonably indicative of progress toward completion. As these “pass-through” costs are incurred, revenues are recorded equal to the costs incurred and no gross profit is recognized. These costs ordinarily represent costs incurred upon delivery of major equipment to EPC projects or cost incurred related to providing financial support on major projects. Revenues from cost-reimbursable contracts are recognized on the basis of costs incurred during the period plus the fee earned. Profit incentives are included in estimated revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are recognized when received.

The cumulative effect of changes to estimated gross profit and loss, including those arising from contract penalty provisions, final contract settlements and reviews of our costs performed by customers, are recognized in the computation of gross profit under the percentage-of-completion method in the period in which the revisions are identified.

During the course of our work on a contract, disputes with other parties involved in the contract can and often do occur. These disputes are generally the result of one party incurring costs or damages caused by another party during execution of the project. We may be damaged and we may damage other parties. The other parties include our customer on the contract, subcontractors and vendors we have contracted with to execute portions of the project and others. We may claim damages against others and others may claim damages against us. Collectively, we refer to disputes related to collection of these damages as “claims.”

Claims and change orders being negotiated with customers are included in total estimated revenue to the extent costs attributable to such claims and change orders have been incurred, and collection is probable and the amount can be reasonably estimated. Profit from claims and change orders is recorded in the period such amounts are settled or approved.

On certain projects, contract adjustments result from differences between provisional invoice amounts and final invoice amounts after being subject to review by the customer. These contract adjustment allowances are based on management’s estimates of the net amounts to be realized from changes disputed or costs under review by customers (see Note 20).

Revenue is recognized from consulting services as the work is performed. Consulting services work is primarily performed on a reimbursable basis.

Revenues related to royalty use of our performance enhancements derived from our process technologies are recorded in the period earned based on the performance criteria defined in the related contracts. For running royalty agreements, we recognize revenues based on customer production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the customers’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured primarily by the percentage of costs incurred to date on engineering services to total estimated engineering costs. Under such agreements, revenue available for recognition on a percent complete basis is limited to the agreement value less a liability provision for contractually specified process performance guarantees. The liability provision is recorded in gross profit when, and if, the related performance testing is successfully completed.

We recognize revenues for pipe fittings, manufacturing operations and other services at the time of shipment or upon completion of the services.

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

Cost Estimates

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, warranty, direct financing related costs and depreciation costs.

Our contract cost estimates are dependent upon the judgments we make with respect to our expected contract performance and, on certain contracts, our ability to recover costs from subcontractors and vendors through change orders and claims for backcharges. We reduce contract cost estimates for backcharges and claims when estimated recovery of the subject amounts is reasonably assured. Costs incurred which result in claims for backcharges are treated as costs of revenue when they are incurred (see Note 20).

Provisions for estimated losses on uncompleted contracts are recorded as a reduction of gross profit in the period in which such losses are identified.

Selling, general and administrative expenses are charged to expense as incurred.

Financial Instruments, Forward Contracts — Non-Trading Activities

The majority of our transactions are in U.S. dollars; however, certain of our foreign subsidiaries conduct operations in the local currency. Accordingly, there are circumstances when we believe it is appropriate to use financial hedging instruments (generally foreign currency forward contracts) to manage foreign currency risks when our foreign subsidiaries enter into a transaction denominated in a currency other than their local currency.

We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and /or services. The fair value of our hedges was not material at August 31, 2004 and 2003. At August 31, 2002, we recorded an asset and other income on fair value hedges of $0.7 million ($0.4 million net of taxes) that generally offset transaction losses in the related hedged accounts receivables. We normally do not use any other type of derivative instrument or participate in any other hedging activities.

Other Comprehensive Income

Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Australian and Canadian dollars, Venezuelan Bolivars, the Euro, and prior to January 1, 2002, Dutch guilders). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders’ equity, in accordance with SFAS No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains or losses are credited or charged to income (see Note 19).

Other comprehensive income also includes the net after-tax effect of unrealized gains and losses on derivative financial instruments and available-for-sale securities and the minimum liability related to pension plans we sponsor.

Self Insurance

We are self-insured for workers’ compensation claims for individual claims or claim events up to $500,000 and maintain insurance coverage for the excess. Additionally, we self-insure our employee health coverage up to certain annual individual and plan limits and maintain insurance coverage for the excess. Our accruals for our self-insured costs are determined through a combination of prior experience and specific analysis of larger claims. At August 31, 2004 and 2003, our accruals for our self-insured costs totaled $11.9 million and $9.9 million, respectively.

Debt Issuance Costs

We defer debt issuance costs which are amortized over the term of the related debt. Unamortized debt issuance costs are included in non-current other assets on the consolidated balance sheets and related amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year’s presentation.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” allows companies to account for stock-based compensation by either recognizing an expense for the fair value of stock-based compensation upon issuance of a grant as presented in SFAS No. 123 and related interpretations or by the intrinsic value method prescribed in Accounting Principles Board Opinion APB No. 25 and related interpretations. Our stock-based compensation consists of the issuance of stock options and restricted stock.

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

However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	For the Year Ended August 31,
	2004	2003	2002
Net income (loss):
As reported	$(30,975)	$20,866	$98,367
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	1,539	359	254
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(8,399)	(7,097)	(5,326)

Pro forma	$(37,835)	$14,128	$93,295

Basic net income (loss) per share:
As reported	$(0.53)	$0.55	$2.41
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.03	0.01	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.15)	(0.19)	(0.14)

Pro forma	$(0.65)	$0.37	$2.28

Diluted net income (loss) per share:
As reported	$(0.53)	$0.54	$2.26
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.03	0.01	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.15)	(0.18)	(0.11)

Pro forma	$(0.65)	$0.37	$2.16

The weighted average fair value at date of grant for options granted during the years ended August 31, 2004, 2003 and 2002, was $6.45, $8.30, and $15.61 per share, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended August 31, 2004, 2003, and 2002, respectively: (a) dividend yield of 0.00%, 0.00% and 0.00%; (b) expected volatility of 66%, 67%, and 65%; (c) risk-free interest rate of 3.4%, 2.9% and 4.1%; and (d) expected life of five years, five years and five years.

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

Additionally, on March 31, 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.” The Exposure Draft would replace the existing requirements under FAS No. 123 and APB No. 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method of APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. We are currently analyzing what impact, if any, the adoption of the exposure draft, if issued as a final standard, will have on our financial position and results of operations in fiscal 2005.

Note 2 – Public Capital Stock Transactions

In September 2001, our Board of Directors authorized the repurchase of shares of our common stock, depending on market conditions, up to a limit of $100 million. As of October 11, 2002, we completed our purchases under this program, having purchased 5,331,005 shares at a cost of approximately $99.9 million. We purchased 3,170,605 shares at a cost of approximately $47.8 million in fiscal 2003 and 2,160,400 shares at a cost of approximately $52.0 million in fiscal 2002.

On October 29, 2003, we issued 23 million shares of common stock at $10 per share with related transaction costs of approximately $12.5 million, generating net proceeds of $217.5 million. Approximately $194.7 million of the net proceeds were used to repurchase a portion of our outstanding Liquid Yield Option™ Notes or LYONs (see Note 9). The remaining net proceeds of $22.8 million plus interest earned were held in escrow and used to repurchase additional LYONs in May 2004.

On April 20, 2004, we issued 2,346,000 shares of common stock at $12.35 per share with related transaction costs of approximately $0.4 million, generating net proceeds of approximately $28.6 million. The net proceeds of this equity offering along with the remaining net proceeds from our October 2003 offering and available cash on hand were used to repurchase approximately $57.2 million of our outstanding LYONs pursuant to a tender offer on May 4, 2004 (see Note 9).

Note 3 – Restricted and Escrowed Cash

In connection with a performance bond on a foreign project, we agreed to deposit in escrow with the issuer of the bond primarily advance payments received from our customer. During the year ended August 31, 2002, we deposited approximately $96.5 million into escrow pursuant to this agreement. This deposit was recorded as escrowed cash. As a result of the performance bond, our customer agreed not to withhold retentions on our billings. The initial deposit was retained in escrow until the fourth quarter of 2003, at which time escrow funds began to be released incrementally to us as we completed certain contract milestones. As of August 31, 2004, $1.2 million remained in escrow pursuant to this agreement as the majority of the escrowed cash was replaced with an additional letter of credit of $38 million at August 31, 2004.

In connection with the EPC project to build a combined-cycle power plant in Astoria, New York, we established a cash account with which we have joint authority with another party to the contract. All payments received from the project owner are deposited directly into a separate account (the Project Account) to be used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross margin on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has upon certain triggering events, sole control over the Project Account. Any withdrawals from this Project Account require the approval of both the Guarantor and us. As of August 31, 2004, restricted cash related to this EPC contract was $55.4 million. The project is scheduled to be completed in calendar 2006.

Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.

Note 4 – Acquisitions

SFAS No. 141, “Business Combinations,” requires that all acquisitions be recorded utilizing the purchase method of accounting which requires the cost of an acquired operation to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period generally does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Likewise, to the extent such information becomes available after the allocation period, such items are generally included in our operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, may materially favorably or unfavorably impact our future consolidated financial position or results of operations.

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

IT Group Acquisition

During fiscal year 2002, we acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. and its subsidiaries. The IT Group and one of its wholly-owned subsidiaries, Beneco, were subject to separate Chapter 11 bankruptcy reorganization proceedings and the acquisitions were completed pursuant to the bankruptcy proceedings. The acquisition of the IT Group assets was completed on May 3, 2002, and the acquisition of Beneco’s assets was completed on June 15, 2002.

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

The final purchase price included the following components (in thousands):

Cash, net of $13,694 of cash received at closing	$39,756
1,671,336 shares of our common stock	52,463
Assumption of the outstanding balances of debtor-in-possession financing we provided IT Group & Beneco	51,789
Transaction costs	9,519

$153,527

We believe, pursuant to the terms of the acquisition agreements, that we have assumed only certain liabilities (“assumed liabilities”) of the IT Group and Beneco as specified in the acquisition agreements. Further, the acquisition agreements also provide that certain other liabilities of the IT Group, including but not limited to, outstanding borrowings, leases, contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations or excluded liabilities, are specifically excluded from our transactions. We, however, cannot provide assurance that we do not have any exposure to the excluded liabilities because, among other matters, the bankruptcy courts have not finalized their validation of the claims filed with the courts. Additionally, we have not completed our review of liabilities that have been submitted to us for payment as we believe that, pursuant to the terms of the acquisition agreement, we assumed only certain specified liabilities associated with certain contracts in progress, completed contracts, claims or litigation occurring prior to the acquisition date. Accordingly, our estimate of the value of the assumed liabilities may change as a result of the validation of the claims by the bankruptcy courts or other factors which may be identified during our review or processing of liabilities; however, we believe based on our review of claims filed that any such adjustment to the assumed liabilities will not be material.

The purchase price was subject to various adjustments, and the final allocation was completed on May 3, 2003. The final purchase price allocation is as follows (in thousands):

Accounts receivable and costs and earnings in excess of billings on uncompleted contracts	$248,281
Contract asset adjustments	9,413
Property, plant and equipment	21,633
Deferred income taxes	65,293
Other assets	57,195
Goodwill	113,213
Customer relationship intangible	2,016
Accounts payable and accrued expenses	(198,303)
Billings in excess of cost and estimated earnings on uncompleted contracts	(83,658)
Contract liability adjustments	(52,842)
Accrued contract loss reserves	(21,250)
Debt and bank loans	(7,464)

Purchase price (net of cash received of $13,694)	$153,527

The tax deductible portion of the goodwill recorded in the IT Group acquisition is approximately $36.0 million.

The final purchase price allocation for the IT Group acquisition differs from our preliminary purchase price allocation as we were able to obtain information on acquired contracts subsequent to the acquisition date and preliminary purchase price allocation that enabled us to perform a detailed contract review of those contracts and each contract position as of the acquisition date. Significant adjustments to our preliminary purchase price allocation include a $23.1 million increase in accounts receivable and costs and earnings in excess of billings on uncompleted contracts, a $4.4 million decrease in contract asset adjustments, a $5.3 million decrease in contract liability adjustments and a $13.8 million increase in accrued contract losses.

Prior to the acquisitions of the IT Group and Beneco, we entered into agreements with two surety companies. In exchange for our agreeing to complete certain of the IT Group’s and Beneco’s bonded contracts (i) the sureties paid us $13.5 million in cash and (ii) the sureties assigned to us their rights to Debtor-in-Possession financing of approximately $20.0 million that the sureties had provided to Beneco. The total value received from the sureties, including a net working capital position on these contracts of approximately $19.1 million, was recorded as deferred revenue as of August 31, 2002 (included in billings in excess of cost and estimated earnings on uncompleted contracts on the accompanying consolidated balance sheet). We recognized revenue of $15.0 million, $22.8 million and $5.9 million for the years ended August 31, 2004, 2003 and 2002, respectively, with the remaining $8.9 million recorded as deferred revenue as of August 31, 2004.

We acquired a large number of contracts in progress and contract backlog for which the work had not commenced at the acquisition date. Under SFAS No. 141, construction contracts are defined as intangibles that meet the criteria for recognition apart from goodwill. These intangibles, like the acquired assets and liabilities, are required to be recorded at their fair value at the date of acquisition. We recorded these contracts at fair value using a market-based discounted cash flow approach. Related assets of $9.4 million and liabilities of $52.8 million, as adjusted by allocation period adjustments as of May 3, 2003, have been established and are being amortized to contract costs over the estimated lives of the underlying contracts and related production backlog. The net amortization recognized in the years ended August 31, 2004, 2003 and 2002 was approximately $8.2 million, $19.3 million and $2.8 million, respectively, and has been reflected as a reduction in the cost of revenues, which resulted in a corresponding increase in gross profit. The activity related to these contract assets and liabilities is included in the table of Note 8.

The following summarized pro forma income statement data reflects the impact the acquisition of the IT Group would have had on our operating results for the year ended August 31, 2002, as if the acquisition had taken place at the beginning of the applicable fiscal year (in thousands, except per share amounts):

(Unaudited)
For the Year Ended
August 31, 2002
Revenues	$3,765,242

Net loss	$(313,495)

Basic net loss from continuing operations per common share	$(7.47)

Diluted net loss from continuing operations per common share	$(7.47)

The unaudited pro forma results for the year ended August 31, 2002 have been prepared for comparative purposes only and do not purport to be indicative of the amounts that actually would have resulted had the acquisition occurred on September 1, 2001 or that may be realized in the future. Further, pro forma diluted net loss per share for the year ended August 31, 2002 excludes approximately 6,556,000 shares related to the LYONs and stock options because they were antidilutive.

The pro forma results for the year ended August 31, 2002 include charges of $217.4 million recorded by the IT Group. The charges generally related to the reduction of accounts receivable to estimated net realizable value ($167.0 million), various employee accruals and write-off of assets ($22.5 million), legal and consulting expenses related to the IT Group’s bankruptcy ($12.5 million) and write-off of notes receivable from employees ($5.0 million).

Energy Delivery Services, Inc.

Effective December 31, 2003, we acquired all of the common stock of Energy Delivery Services, Inc. (EDS) from Duke Energy Global Markets, Inc. for a total purchase price, including direct acquisition costs, of approximately $22.4 million of which $18.4 million was paid in cash and $4.0 million was paid through a transfer of the ownership of a portion of EDS’s receivables to the seller. In connection with this acquisition, we also acquired equipment under capital leases of approximately $5.4 million which is reflected as a purchase price adjustment during the third quarter of fiscal 2004. EDS, renamed Shaw EDS, provides a full line of vertical services to utility companies seeking to upgrade, install and maintain their power grids and is included in our Engineering, Construction & Maintenance (ECM) segment. Our preliminary purchase price allocation includes approximately $12.6 million of goodwill, $11.9 million in accounts receivables, $9.6 million of equipment, $0.5 million in other assets, $0.5 million in cash, $5.4 million in capital lease obligations and $7.3 million of other liabilities.

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

Badger Technologies

On April 17, 2003, we acquired substantially all of the assets of Badger Technologies from Washington Group International, Inc. for a total purchase price, including direct acquisition costs, of $16.2 million. We finalized the purchase price of Badger in April 2004, and recorded a reduction in the purchase price of $1.9 million as a result of final settlement of the minimum working capital terms of the agreement which was subsequently received prior to August 31, 2004. Badger Technologies develops, commercializes and licenses proprietary petrochemical and petroleum refining-related technologies. Badger Technologies was integrated into our ECM segment. Based on our final purchase price allocation, we recorded $4.0 million in goodwill, $10.5 million in patents related to certain process technologies acquired in the acquisition, $1.2 million in tradenames, $5.5 million in accounts receivable, $1.0 million in other assets and $6.0 million in liabilities.

Envirogen, Inc.

On March 26, 2003, we acquired all of the common stock of Envirogen, Inc. for a cash purchase price of approximately $4.0 million, including direct acquisition costs. Envirogen, previously a publicly traded company, specializes in remediation of complex contaminants in soil and groundwater and has been integrated into our E&I segment. Based on our final purchase price allocation, $1.9 million of goodwill, $2.0 million in technology patents, $2.4 million in accounts receivable, $2.0 million in costs in excess of billings, $1.9 million in other assets, $0.3 million in cash and $6.5 million in liabilities was recorded related to this transaction.

LFG&E Acquisition

On November 14, 2002, our E&I segment acquired certain assets of LFG&E International, Inc. (LFG&E) for cash of approximately $1.2 million. Approximately $0.4 million of goodwill was recorded related to this transaction. LFG&E provides gas well-drilling services to landfill owners and operators. On September 30, 2003, we acquired certain additional assets and assumed certain liabilities of LFG&E for cash of approximately $2.2 million. As of August 31, 2004, an additional $2.5 million in goodwill has been recorded in our preliminary allocation of the purchase price.

PsyCor International, Inc.

In December 2001, we acquired certain assets of PsyCor International, Inc. for $2.0 million. Acquisition costs were not material. The purchase method was used to account for the acquisition and substantially the entire purchase price was allocated to goodwill. PsyCor’s primary business is developing information management systems.

Note 5 – Inventories and Other Assets

The major components of inventories consist of the following (in thousands):

	August 31,
	2004			2003
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$25,670	$—	$25,670	$29,660	$—	$29,660
Raw Materials	3,974	45,861	49,835	7,976	38,950	46,926
Work In Process	722	3,846	4,568	468	9,192	9,660

	$30,366	$49,707	$80,073	$38,104	$48,142	$86,246

Included in non-current other assets is $23.9 million and $30.0 million at August 31, 2004 and 2003, respectively, representing the value of the Pike project site, land and materials and equipment which we obtained in settlement of our claim in the bankruptcy proceeding of our customer in November 2003 (see Note 20). During fiscal 2004, we finalized the valuation of the materials and equipment. We recorded identifiable items at their estimated fair values, which were less than cost. The site and land is recorded at a nominal value which is offset by a reserve representing our estimated liability for site restoration activities that will commence in fiscal 2005. Materials and equipment which are transferred to projects to which Shaw is a party to the contract are generally recorded at the previously established fair value. Any gains resulting from these transfers are recognized currently in cost of revenues. As equipment is sold to third parties, we recognize increases to or reductions in cost of revenues for the difference between the proceeds on the sales and the book values of the materials and equipment using the specific identification method of cost recognition for these components.

Note 6 –Unconsolidated Entities, Joint Ventures and Limited Partnerships

Variable Interest Entities

In January 2003, the FASB issued Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” which was revised in December 2003 to address certain FIN 46 implementation issues (FIN 46(R)). This interpretation requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, limited liability company (LLC), trust, or any other legal structure used for business purposes that either (1) has insufficient financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN 46(R) apply to variable interest entities created after January 31, 2003 and is effective for existing variable interest entities for the period ending May 31, 2004.

Common in the engineering, procurement and construction industries, we enter into joint venture arrangements and create entities such as limited liability companies (LLCs) and limited partnerships to conduct operating activities on our behalf as well as other third parties. The ownership interest and terms of each joint venture arrangement and the LLC and limited partnership agreements are different but may include financing from third party lenders and committed funding level requirements. In addition, we may be the managing partner for some of these entities where we may have the ability to exercise significant influence over operating and financial policies. FIN 46(R) requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIEs assets, liabilities and non-controlling interests as if it were consolidated based on a majority voting interest.

Effective May 31, 2004, we adopted the provisions of FIN 46(R). Prior to adopting FIN 46(R), we generally consolidated entities based on a controlling financial interest through ownership of a majority voting interest in the entity. We have analyzed our joint ventures, LLCs and limited partnerships and have identified VIEs of which we are the primary beneficiary and other VIEs of which we are not the primary beneficiary. We account for our investments in material VIEs of which we are the primary beneficiary in accordance with FIN 46(R).

As of August 31, 2004, the total assets and liabilities before intercompany eliminations of those VIEs of which we are the primary beneficiary, and therefore consolidated, were approximately $47.6 million and $35.2 million, respectively. The total assets and liabilities of those VIEs for which we are not the primary beneficiary were approximately $37.2 million and $13.7 million, respectively.

The major captions of assets and liabilities, revenues, expenses and net income included in the consolidated financial statements for the year ended August 31, 2004 are as follows (in thousands):

Assets:
Cash	$4,854
Accounts receivable	22,681
Cost and estimated earnings in excess of billings on uncompleted contracts	500
Inventories	6,119
Property and equipment	12,076
Other assets	6

Total assets	$46,236

Liabilities:
Accounts payables and accrued liabilities	$8,041
Billings in excess of cost and estimated earnings	12,513
Short-term line of credit	3,487
Long-term debt	4,970
Other liabilities	—

Total liabilities	$29,011

Minority interest	$8,497

Revenues	$23,498

Expenses	$(17,928)

Net income (loss)	$5,570

The following is a summary of our significant variable interest entities at August 31, 2004:

Consolidated VIEs

•	In November 1993, Shaw-Nass Middle East, W.L.L. (“Shaw-Nass”) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We initially invested $0.3 million to acquire a 49% equity interest in the joint venture. Since November 1993, we have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. We have concluded that this entity does not have sufficient equity, and we are the primary beneficiary of this VIE as we are obligated to absorb the majority of the expected losses, if any, and have the right to the majority of the residual returns. Effective May 31, 2004, we have consolidated this entity which is included in our Fabrication, Manufacturing and Distribution segment. This entity had total assets of approximately $16.6 million and total liabilities of $12.7 million as of August 31, 2004. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to Shaw-Nass for a total of $8.4 million as of August 31, 2004. Included in the statement of operations for fiscal 2004 is revenue of $5.1 million.

•	In May 2002, we invested approximately $3.1 million to acquire a 49% equity interest in Shaw YPC Piping (Nanjing) Co. LTD a limited partnership to construct and operate a new pipe fabrication facility in China. During fiscal year 2003, both partners issued interest bearing loans to the partnership to finance working capital and certain equipment purchases. We have concluded that this entity does not have sufficient equity, and we are the primary beneficiary of this VIE as we are obligated to absorb the majority of the expected losses, if any, and have the right to the majority of residual returns. As of May 31, 2004, we consolidated this entity which is included in our Fabrication, Manufacturing and Distribution segment. On August 27, 2004, the terms of the interest bearing loan were modified and as a result, we are no longer the primary beneficiary of the VIE. Therefore, as of August 31, 2004, this entity is no longer consolidated and is accounted for under the equity method.

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing LLC. We have concluded that this entity is a VIE and we are the primary beneficiary as we are obligated to absorb the majority of the expected losses, if any. This entity had total assets and liabilities of $23.1 million and $10.8 million as of August 31, 2004 and is included in our ECM segment. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $3.3 million as of August 31, 2004 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb estimated to be approximately $4 million annually. Included in the statement of operations for fiscal 2004 is revenue of $10.6 million.

      Unconsolidated VIEs (Equity Method Accounting)

•	In June 2003, we contributed $3.2 million of cash to PFH Management L.L.C., for a 30% equity interest. This entity was established to undertake the privatization of military housing for Air Force personnel and their families under a design, build and rental housing contract at Patrick Air Force Base, Florida. PFH Management L.L.C. has an 80% equity interest in Patrick Family Housing, L.L.C. and is the general managing member for Patrick Family Housing, L.L.C. We have concluded that both PFH Management L.L.C. and Patrick Family Housing, L.L.C. are variable interest entities. Under the arrangement, PFH Management L.L.C. is obligated to absorb the majority of the expected losses from Patrick Family Housing L.L.C.; however, we are not the primary beneficiary of PFH Management L.L.C. We account for PFH Management L.L.C. under the equity method. As of August 31, 2004, our maximum exposure to loss consisted of our equity interest of $4.7 million. As of August 31, 2004, Patrick Family Housing, L.L.C. was in the process of obtaining financing from third-party lenders which is expected to be secured by first liens on the rental properties without recourse to the general credit of the owners. As of September 30, 2004, the most recent financial information for the entity had total assets and liabilities of approximately $25.5 million and $2.1 million, respectively.

•	In August 2004, we contributed cash of $3.8 million to Little Rock Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military housing for Air Force personnel and their families under a design, build and rental housing contract in Little Rock, Arkansas. We have concluded that Little Rock Family Housing, LLC is a variable interest entity. Under the arrangement, Little Rock Family Housing, L.L.C. is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. We account for Little Rock Family Housing, L.L.C. under the equity method. As of August 31, 2004, our maximum exposure to loss consisted of our equity interest of $4.1 million. As of August 31, 2004, Little Rock Family Housing, L.L.C. was in the process of obtaining financing from third-party lenders which is expected to be secured by first liens on the rental properties without recourse to the general credit of the partners. As of August 31, 2004, total assets of the entity were approximately $7.6 million which approximates the initial capital contributions to date as this project is not yet operational.

In connection with the IT Group acquisition, we acquired an interest in a joint venture, Space Gateway LLC, that provides facilities management services. At the time of the acquisition, the joint venture partners disputed our acquisition of this investment due to the bankruptcy filing by the IT Group and refused to provide us with financial and other information related to the joint venture. Since our acquisition of the investment, we have had no involvement in the management or operations of this joint venture. Therefore, we were unable to review the entity’s financial information in order to apply the provisions of FIN 46(R) to this entity effective May 31, 2004. In August, 2004 we sold our interest in this entity for cash proceeds of $9 million and recognized a gain of $0.8 million.

From time to time, we enter into joint ventures to bid and propose on specific contracts. If the contract is ultimately awarded to the joint venture entity, certain modifications to the operating agreements are often made and initial working capital investments are then made by each joint venture partner. If a contract is not awarded, the joint venture is dissolved. Typically, the activity in these joint ventures is limited to bid and proposal costs initially and are not material. We will continue to monitor these joint ventures, but will generally defer the decision as to whether these entities require consolidation under FIN 46(R) until contracts are awarded.

Some of our unconsolidated entities have operating agreements that allow for changes in ownership interests and allocation of profits and losses if certain events should occur. These changes, should they occur, would require us to reconsider whether these entities meet the definition of a VIE as well as the determination of the primary beneficiary, if any, in accordance with FIN 46(R).

Unconsolidated Entities, Joint Ventures and Limited Partnerships

The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method. Upon adoption of FIN 46(R), some of our unconsolidated entities, including Shaw-Nass Middle East, W.L.L. and Shaw YPC Piping (Nanjing) Co. LTD, were determined to be VIEs for which we are the primary beneficiary. These entities were consolidated as of May 31, 2004 and the results of their operations are consolidated for the three months ended August 31, 2004. Prior to consolidation, their operating results were reflected in earnings (losses) for unconsolidated entities. Effective August 27, 2004, Shaw YPC Piping (Nanjing) Co. LTD was deconsolidated.

	August 31,
	2004	2003
Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):
Shaw-Nass Middle East, W.L.L.	$—	$2,644
EntergyShaw L.L.C.	(2,311)	(2,231)
Shaw YPC Piping (Nanjing) Co. LTD	1,447	2,556
Stennis joint venture	3,928	3,650
PFH Management, L.L.C.	4,733	3,200
Little Rock Family Housing, LLC	4,054	—
Nordic	1,930	1,930
Other	8,796	12,126

	22,577	23,875
Long-term advances to and receivables from unconsolidated entities (in thousands):
Shaw-Nass Middle East, W.L.L.	—	6,217
Shaw YPC Piping (Nanjing) Co. LTD	3,081	3,081
Other	31	—

	3,112	9,298

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$25,689	$33,173

Accounts payable to unconsolidated entities (in thousands):
Shaw-Nass Middle East, W.L.L.	$—	$198

Earnings (losses) from unconsolidated entities, net of taxes, are summarized as follows (in thousands):

	For the Year Ended August 31,
	2004	2003	2002
Shaw-Nass Middle East, W.L.L.	$(758)	$(2,294)	$(1,152)
EntergyShaw L.L.C.	(80)	(3,436)	2,855
Shaw YPC Piping (Nanjing) Co. LTD	(737)	(250)	—
Stennis joint venture	1,178	1,180	925
PFH Management, L.L.C.	1,533	—	—
Little Rock Family Housing LLC	256	—	—

	For the Year Ended August 31,
	2004	2003	2002
Nordic	—	—	—
Other	1,186	1,821	(925)

	$2,578	$(2,979)	$1,703

Shaw-Nass and Shaw YPC Piping (Nanjing) Co. LTD were consolidated effective May 31, 2004. Undistributed earnings of $1.3 million was included in our consolidated retained earnings as of August 31, 2002. There were no contributions for the years ended August 31, 2004, 2003 and 2002 and distributions were not material for the years ended August 31, 2004, 2003 and 2002 for both of these entities.

Our EntergyShaw L.L.C. (“EntergyShaw”) joint venture was created in fiscal 2001 to focus on the construction of power plants in North America and Europe. As of August 31, 2004, the EntergyShaw joint venture has no active projects. We have a negative investment balance of ($2.3 million) as of August 31, 2004 which we will fund to the extent necessary to close out the operations of the joint venture which is expected to occur in fiscal 2005. We received distributions from EntergyShaw of $0.5 million and $2.0 million for the years ended August 31, 2003 and 2002, respectively. There were no distributions for the year ended August 31, 2004.

In connection with the IT Group acquisition, we acquired an investment in the Stennis joint venture in our E&I segment. We have a 45% equity interest in this joint venture which provides facility management services to the Stennis Space Center in Mississippi. Distributions for the years ended August 31, 2004 and 2003 were $0.9 million and $1.6 million, respectively. There were no distributions in fiscal 2002.

We acquired a 19% equity interest in Nordic for an investment of $1.9 million in fiscal 2000. As our equity interest is less than 20%, and we do not exercise any significant influence over the management of the operations, we do not recognize any income from this operation other than cash distributions in accordance with the cost method of accounting. No such distributions have been made since our initial investment.

In connection with certain housing privatization joint ventures, we made equity contributions of approximately $6.9 million during fiscal 2004. As of August 31, 2004, we are also scheduled to make additional equity contributions of approximately $20 million in fiscal 2005; however, the exact timing of these equity contributions is uncertain, as they are dependent on the progress of the underlying projects.

The following tables include summary financial information for two unconsolidated entities accounted for under the equity method and one unconsolidated entity accounted for under the proportionate consolidation method which are significant in the aggregate (in thousands):

	(Unaudited)
	At August 31,
	2004	2003
Current assets	$39,446	$27,983
Current liabilities	20,414	15,382

Working capital	$19,032	$12,601

Noncurrent assets	$10,161	$610

Noncurrent liabilities	$12,047	$8,908

	(Unaudited)
	For The Year Ended August 31,
	2004	2003	2002
Revenues	$191,760	$125,913	$50,582

Gross profit (loss)	$9,360	$5,670	$2,550

Net income (loss)	$8,219	$5,350	$2,046

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements as of and for the years ended August 31, 2004 and 2003 and for the year ended

August 31, 2002 (in thousands):

			Shaw YPC
			Piping
		Entergy/	(Nanjing)
	Shaw-Nass	Shaw	Co. LTD	Other
Revenue from unconsolidated entities:
2004	$—	$1,154	$—	$—
2003	632	43,000	—	8
2002	66	124,000	—	—
Accounts receivable from unconsolidated entities as of August 31,
2004	—	7,048	397	5
2003	—	7,763	171	8
Advances to unconsolidated entities as of August 31,
2004	—	—	3,081	31
2003	6,217	—	3,081	—

Related party transactions include the sale of manufactured materials to Shaw-Nass and Shaw YPC Piping (Nanjing) Co. LTD and engineering, procurement, and construction services provided to EntergyShaw. Our 49% share of profit on revenue from sales of manufactured materials to Shaw-Nass is eliminated.

In addition to the entities above we have also executed other contracts jointly with third parties which are included in “other” above. These other joint ventures are not material on an individual basis.

Note 7 – Investment In Securities Available For Sale

In December 1998, we participated in the financing of a customer, Orion Refining Corporation, or Orion, by acquiring $12.5 million of 15% Senior Secured Notes due December 1, 2003 (the 15% Notes) and preferred stock related thereto issued by Orion for the face value of the Notes.

In November 1999, we exchanged our 15% Notes for (i) $14.3 million (representing the principal and accrued interest on our 15% Notes) of 10% Senior Secured Notes due November 15, 2004 (the “New Notes”), and (ii) shares of the customer’s Class A Convertible Preferred Stock and exchanged the related preferred stock for shares of new Class C Convertible Preferred Stock, the amount and value of which are not material.

During fiscal 2001, we used $7.0 million of the New Notes to satisfy certain transaction costs related to the acquisition of Stone & Webster.

During the year ended August 31, 2002, we determined our investment in the New Notes had been permanently impaired. As a result, we wrote down our investment in these notes to their fair value, resulting in a charge to other expenses of approximately $2.5 million, reversed interest income in the fourth quarter of 2002 of $0.6 million that had been previously recorded during fiscal 2002, and ceased recognizing interest income from the New Notes.

On May 13, 2003, Orion filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At this time, we carried $5.0 million in claims receivable from Orion in addition to our investment of approximately $6.6 million. Based on our understanding of Orion’s available assets and our security interest in those assets, we do not believe that we will be able to realize significant recovery of these amounts. Therefore, we recognized a charge to other expense of approximately $11.6 million, representing the total carrying amount of both the investment and the receivables from Orion. In addition, we recognized a charge to other expense of approximately $0.8 million related to the write-off of other uncollectible receivables.

At August 31, 2002, we also had equity securities available for sale aggregating $0.6 million. During the year ended August 31, 2002, we recorded impairment losses of $0.6 million ($0.4 million; net of taxes) with respect to these securities. At August 31, 2002, we also reflected a $0.2 million unrealized loss ($0.1 million, net of taxes) on these securities, as a component of other comprehensive income in shareholders’ equity. The unrealized losses recorded in other comprehensive income reflect our view that there had been a temporary decrease in the value of these securities from their historical cost.

During the year ended August 31, 2003, we sold these securities, recognizing a pre-tax gain of $0.3 million, reflected in other income. At August 31, 2004, we had no material equity securities available for sale.

Note 8 – Goodwill And Other Intangibles

Goodwill

The following table reflects the changes in the carrying value of goodwill from September 1, 2002 to August 31, 2004. (see Note 4 for additional information regarding acquisitions) (in thousands):

Balance at September 1, 2002	$499,004
LFG&E acquisition	355
Envirogen acquisition	4,490
Badger acquisition	8,000
Allocation period adjustments - PsyCor acquisition	(500)
Allocation period adjustments, net - IT Group acquisition	(95)
Currency translation adjustment	122

Balance at August 31, 2003	$511,376
Currency translation adjustment	2,741
EDS acquisition	12,595
Coastal acquisition	1,094
LFG&E acquisition	2,493
Allocation period adjustments, net – Badger Technologies	(4,330)
Allocation period adjustments, net – Envirogen, Inc.	(2,583)
Impairment – discontinued operations (see Note 21)	(28)
Other	(575)

Balance at August 31, 2004	$522,783

The goodwill associated with the EDS, Coastal and LFG&E acquisitions has been preliminarily calculated as of August 31, 2004. These purchase price allocations may change for up to one-year subsequent to the acquisition date, as we have not obtained all of the appraisals of the property and equipment and intangible assets purchased, nor have we completed all of our review and valuation procedures of the assets acquired and the liabilities assumed.

We had tax deductible goodwill of approximately $184.4 million and $188.9 million as of August 31, 2004 and August 31, 2003, respectively.

We completed our annual impairment test during the third quarter of fiscal 2004 and determined that goodwill was not impaired (see Note 1).

Contract Adjustments and Loss Reserves

The construction contract adjustments and contract loss reserves established in purchase accounting (related to the IT Group and Stone & Webster acquisitions) are recognized periodically as reductions of cost of revenues.

The following table presents the additions to and utilization of contract liability adjustments and accrued contract loss reserves for the periods indicated (in thousands):

			Cost Of
	September 1,	(Asset) Or	Revenues	August 31,
	2003	Liability	Increase/	2004
Year Ended August 31, 2004	Balance	Increase	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$—	$1,795	$(1,415)
Contract liability adjustments	32,551	—	(15,204)	17,347
Accrued contract loss reserves	9,858	—	(3,980)	5,878

Total	$39,199	$—	$(17,389)	$21,810

			Cost Of
	September 1,	(Asset) Or	Revenues	August 31,
	2002	Liability	Increase/	2003
Year Ended August 31, 2003	Balance	Increase	(Decrease)	Balance
Contract (asset) adjustments	$(12,150)	$4,426	$4,514	$(3,210)
Contract liability adjustments	69,140	(5,252)	(31,337)	32,551
Accrued contract loss reserves	11,402	13,790	(15,334)	9,858

Total	$68,392	$12,964	$(42,157)	$39,199

			Cost Of
	September 1,	(Asset) Or	Revenues	August 31,
	2001	Liability	Increase/	2002
Year Ended August 31, 2002	Balance	Increase	(Decrease)	Balance
Contract (asset) adjustments	$—	$(13,839)	$1,689	$(12,150)
Contract liability adjustments	43,801	58,094	(32,755)	69,140
Accrued contract loss reserves	6,906	8,240	(3,744)	11,402

Total	$50,707	$52,495	$(34,810)	$68,392

The decreases in the contract liability adjustments and accrued contract loss reserves relate to reductions of these amounts for acquired contracts from both the Stone & Webster and IT Group acquisitions. The decrease in cost of revenues related to accrued contract loss reserves in fiscal 2004 is offset by a $5.6 million increase related to an acquired Stone & Webster contract. The reserves for this contract were recorded in accrued contract losses in our allocation of purchase price. Subsequent reductions in the accrued contract losses balance related to this contract were inadvertently recorded in Advanced Billings and Billings in Excess of Earnings on Uncompleted Contracts rather than as a decrease in cost of revenues. The remaining reserves related to this contract will decrease cost of revenues for the remainder of the contract.

All increases and decreases in the contract adjustments and accrued contract loss reserves in the year ended August 31, 2003 relate to allocation period adjustments related to the IT Group acquisition. For the year ended August 31, 2002, all increases in contract adjustments and accrued contract loss reserves relate to the initial purchase price allocation for the IT Group acquisition, with the exception of a $0.8 million contract loss reserve increase, which reduced earnings in 2002, for a contract assumed in the Stone & Webster acquisition.

The contract (asset) adjustments are included in other current assets in the accompanying consolidated balance sheets. Accrued losses on contracts not acquired in a business combination are included in billings in excess of cost and estimated earnings on uncompleted contracts on the accompanying consolidated balance sheets.

Other Intangible Assets

At August 31, 2004 and 2003, identifiable intangible assets, other than contract (asset) adjustments, consisted of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal 2000, certain petro-chemical process technologies, patents and trade names acquired in the Badger Technologies acquisition in fiscal 2003 (both of which are being amortized over fifteen years on a straight-line basis) and patents acquired in the IT Group acquisition in fiscal 2002 (which are being amortized over ten years on a straight-line basis). Additionally, we recorded a customer relationship intangible related to the IT Group acquisition, which is being amortized over ten years on a straight-line basis and technology patents in the Envirogen acquisition which are being amortized over three to seven years on a straight-line basis.

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross-Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
September 1, 2002 balance	$28,600	$(3,812)	$—	$—
Allocation period adjustments, net	7,561	—	2,016	—
Annual amortization	—	(1,906)	—	(202)

August 31, 2003 balance	$36,161	$(5,718)	$2,016	$(202)
Allocation period adjustments, net	6,387	—	—	—
Annual amortization	—	(3,223)	—	(268)

August 31, 2004 balance	$42,548	$(8,941)	$2,016	$(470)

The annual amortization for our other intangible assets not associated with contract acquisition adjustments is $2.9 million through fiscal 2008 and $2.8 million in fiscal 2009 related to the proprietary technology, patents and tradenames, and $0.2 million related to customer relationships through fiscal 2009. During fiscal 2004, in connection with the completion of our valuation of intangibles related to our acquisitions of Badger Technologies and Envirogen, Inc., we increased other intangible assets and recognized additional amortization of intangibles to reflect accumulated amortization as if the intangibles had been valued at the final purchase price allocation amounts as of the acquisition date.

Other Long Lived Assets

During the first quarter of fiscal 2004, we recorded accelerated amortization of $29.4 million on certain software assets as a result of a successful implementation of new software systems, including the conversion of historical financial and operating data, which had not previously been contemplated. In August 2002, we had developed a preliminary plan to convert certain of our operating units to new software systems. As a result, at that time, we accelerated the amortization of certain software assets that would be replaced based on the projected implementation plan and anticipated future use of the assets. Our conversion to the new software systems, including the development of certain new software packages, was completed earlier and was more substantial than originally planned. Because implementation was substantially complete by November 30, 2003, we concluded that we should completely abandon our previous software platforms. As a result, we accelerated the amortization of certain software assets that were replaced and recorded the aforementioned amortization expense of $29.4 million to general and administrative expenses in the consolidated statements of operations in the first quarter of fiscal 2004. As of August 31, 2004 we recorded the retirement of these assets and eliminated the total cost and accumulated depreciation from our books.

In December 2001, we purchased a $12.2 million option to purchase certain real estate properties in Baton Rouge, Louisiana to support the future growth and operations of the company. This real estate option is included in non-current other assets on the consolidated balance sheets as of August 31, 2004 and 2003. The option expires on January 3, 2012. The real estate properties subject to the option include three fully developed commercial office buildings and two undeveloped parcels of land. The option agreement provides that we may purchase these properties in bulk for the appraised value of the properties at the time the option agreement was entered into less the price paid for the option. The combined total purchase price for these properties is approximately $130.9 million at August 31, 2004.

Note 9 – Long-Term Debt

Long-term debt consisted of (in thousands):

	August 31,
	2004	2003
Senior Notes, unsecured, 10.75% interest, due March 15, 2010, issued at 98.803% of face value, with early repurchase options for us	$250,459	$250,136
Convertible Liquid Yield Option (TM) Notes, unsecured, zero coupon, 2.25% interest, due May 1, 2021, with early repurchase options by the holder, on May 1, 2005	864	251,489
Note payable of a VIE secured by real estate with a book value of $4.9 million as of August 31, 2004; interest payable monthly at LIBOR plus 3% (4.67% at August 31, 2004) monthly payments of $0.1, through November 2007	4,067	—
Other notes payable; various interest rates ranging from 0% to 8.28%; various payment terms; maturing through 2009	5,684	7,994

	August 31,
	2004	2003
Total debt	261,074	509,619
Less: current maturities	(4,637)	(258,758)

Total long-term portion of debt	$256,437	$250,861

Annual maturities of long-term debt during each year ending August 31 are as follows (in thousands):

TOTAL
2005	$4,637
2006	1,085
2007	177
2008	3,795
2009	13
Thereafter	251,367

Total	$261,074

Senior Notes

On March 17, 2003, we issued and sold $253 million aggregate principal amount at maturity of 10.75% Senior Notes due 2010, or Senior Notes, which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows us to repurchase all or a portion of the notes at the following prices (as a percentage of maturity value) and dates:

Call	Price as Percentage of
(Repurchase) Dates	Maturity Value
March 15, 2007	105.375%
March 15, 2008	102.688%
March 15, 2009 until maturity	100.000%

Additionally, prior to March 15, 2006, we may, at our option, utilize the net cash proceeds from one or more equity offerings, within ninety days of our receipt of the equity funds, to repurchase up to 35% of the then outstanding amount of Senior Notes at a price of 110.75% of the maturity value of the Senior Notes. Prior to March 15, 2007, we may, at our option, repurchase all of the then outstanding Senior Notes at a price equal to the principal amount of the notes plus a specified applicable premium. The Senior Notes are unsecured but are guaranteed by all of our material domestic subsidiaries. Upon the sale of assets exceeding $10 million, we may use the proceeds to either reduce senior debt, borrowings drawn under our Credit Facility, or acquire additional assets within a one year period. To the extent any proceeds remain after one year, we are required to offer to purchase the Senior Notes at their full accreted value.

In connection with the issuance of the Senior Notes, we recorded approximately $8.8 million of deferred debt issuance costs net of amortization to date is included in other assets.

LYONs Convertible Securities

Effective May 1, 2001, we issued and sold $790 million (including $200 million to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes, or LYONs. The debt was issued at an original discount price of $639.23 per $1,000 maturity value and has a yield to maturity of 2.25%. The securities are a senior unsecured obligation and are convertible into our common stock at a fixed ratio of 8.2988 shares per $1,000 maturity value or an effective conversion price of $77.03 at the date of issuance.

On March 31, 2003, pursuant to a tender offer which commenced on February 26, 2003, we completed the purchase of LYONs with an amortized value of approximately $256.7 million and an aggregate principal value of approximately $384.6 million for a cost of approximately $248.1 million. The purchase, after expenses and the write-off of unamortized debt issuance costs of approximately $6.6 million, resulted in a net gain of approximately $2.0 million. We used the total net proceeds, after fees, from the sale of the Senior Notes of approximately $241.0 million and internal funds of approximately $6.7 million to affect this repurchase.

During the fourth quarter of fiscal 2003, we repurchased additional LYONs with an amortized value of approximately $21.5 million and an aggregate principal value of $32.0 million for a cost of approximately $20.6 million. The purchase, after the write-off of unamortized debt issuance costs of approximately $0.2 million, resulted in a net gain of approximately $0.8 million.

In November 2003, pursuant to a tender offer which commenced on October 20, 2003, we completed the purchase of LYONs with an amortized value of $189.8 million and aggregate principal value of $280.4 million for a total cost of $189.3 million. Pursuant to a private purchase of LYONs completed on November 26, 2003, we purchased additional LYONs with an amortized value of $5.4 million and aggregate principal value of $8.0 million for a total cost of $5.4 million. The two LYONs purchases, after expenses and the write-off of unamortized debt issuance costs of $1.8 million, resulted in a loss of $1.2 million reflected in the (loss) gain on LYONs repurchase line item of the consolidated statement of operations for fiscal 2004. These repurchases were funded with cash raised from our offering of 23 million shares of common stock, which closed on October 29, 2003 and generated net proceeds of $217.5 million (see Note 3). The remaining proceeds of $22.8 million were held in escrowed cash until such funds were used to repurchase additional LYONs in May 2004, as described below.

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

The estimated fair value of long-term debt, excluding capital leases, as of August 31, 2004 and 2003 was approximately $246.9 million and $466.3 million, respectively, based on recent sales of such debt.

For the years ended August 31, 2004, 2003 and 2002, we recognized, $4.5 million, $8.4 million and $9.1 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our LYONs, Senior Notes, and the Credit Facility. As of August 31, 2004 and 2003, unamortized deferred financing fees related to the LYONs, Senior Notes and Credit Facility were approximately $11.3 million and $14.1 million, respectively. As of August 31, 2004, the LYONs costs were fully amortized as they were amortized to the first repurchase date of the debt or May 1, 2004.

Note 10 – Revolving Lines Of Credit

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

Under the Credit Facility, interest is computed, at our option, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor’s Rating Services and Moody’s Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) 0% to 1.50% over the base rate. On August 31, 2004, the interest rate on the Credit Facility would have been either 5.5% (if the base rate index had been chosen) or 4.2% (if the LIBOR rate index had been chosen). On August 31, 2004, we did not have outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $215.6 million.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. As of August 31, 2004, we do not have outstanding borrowings under our Credit Facility. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (including equipment and real estate).

Effective August 31, 2004, we received approval from our bank lenders for a fourth amendment to our Credit Facility (Fourth Amendment) to amend various financial covenants and certain other terms in our Credit Facility. In particular, the Fourth Amendment (i) maintained the maximum leverage ratio at 3.5x, (ii) expanded the definition of EBITDA, as defined by the Credit Facility, to exclude charges related to certain potential divestiture and restructuring charges in fiscal 2005, (iii) provided for the ability to offset proceeds from the sale of assets against capital expenditures in calculating the fixed charge coverage ratio and maximum capital expenditure covenant and (iv) clarified the treatment of restricted cash in calculating the minimum working capital covenant.

The Credit Facility provides for a first lien on certain property, including equipment and real estate as collateral. We also have the ability to obtain unsecured performance letters of credit outside of the Credit Facility of up to $150 million. The Fourth Amendment did not otherwise change the interest rates or the total capacity to borrow or obtain letters of credit under the Credit Facility.

The Credit Facility, as amended, contains certain financial covenants, including:

•	A maximum leverage ratio of 3.5x through May 31, 2005 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations (Adjusted EBITDA). The minimum Adjusted EBITDA covenant requires a trailing twelve months of EBITDA of $75 million for the three fiscal quarters ended August 31, 2004 and $110 million thereafter on a rolling twelve month basis; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

The Credit Facility also imposes restrictions on annual capital expenditures to 25% of annual EBITDA, as defined, among other restrictions.

As of August 31, 2004, we were in compliance with the covenants contained in the Credit Facility as amended. However, we would not have been in compliance with the maximum capital expenditure covenant without the amendment. We would not have complied with this capital expenditure covenant due to higher than expected capital expenditures associated with consolidated variable interest entities and a lower than expected trailing twelve months EBITDA in fiscal 2004 (which is used to determine the threshold for allowable capital expenditures). As of August 31, 2004, we were in compliance with the other Credit Facility covenants prior to the amendment.

The leverage ratio limits the amount of cash that can be borrowed. As of August 31, 2004, after applying the terms of the Fourth Amendment, the maximum amount that could be borrowed under the leverage ratio is approximately $115 million, subject to the overall availability under the Credit Facility which was $84.4 million as of August 31, 2004, after consideration for outstanding letters of credit.

As of August 31, 2004 and 2003, our foreign subsidiaries had short-term revolving lines of credit permitting borrowings totaling approximately $16.1 million and $17.3 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $2.5 million and $1.3 million, respectively, at a weighted average interest rate of approximately 4.25% at August 31, 2004 and 2003. These subsidiaries also had outstanding letters of credit under these lines of $3.5 million and $4.2 million, at August 31, 2004 and 2003, respectively, leaving $10.1 million of availability under these lines at August 31, 2004.

As of August 31, 2004, one of our consolidated joint ventures had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75% and we guarantee the debt.

Note 11 – Income Taxes

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	August 31,
	2004	2003
Assets:
Contract adjustments and accrued contract loss reserves	$9,742	$22,136
Deferred revenue	5,397	11,217
Receivables	8,201	8,619
Net operating loss and tax credit carryforwards	85,848	49,360
Other expenses not currently deductible	5,370	6,930
Accrued severance	179	875
Tax basis of inventory in excess of book basis	485	210
Less: valuation allowance	(9,813)	(3,418)

Total assets	105,409	95,929
Liabilities:
Goodwill	(22,988)	(16,131)
Property, plant and equipment	(12,310)	(20,134)
Employee benefits and other expenses	(588)	(3,338)

Total liabilities	(35,886)	(39,603)

Net deferred tax assets	$69,523	$56,326

Income (loss) before provision (benefit) for income taxes for the years ended August 31 was as follows (in thousands):

	2004	2003	2002
Domestic	$(47,796)	$15,972	$140,456
Foreign	12,572	19,375	7,467

Total	$(35,224)	$35,347	$147,923

The provision (benefit) for income taxes for the years ended August 31 was as follows (in thousands):

	2004	2003	2002
Current - foreign	$220	$1,195	$—
Deferred	(12,869)	8,806	47,000
Current	1,025	1,579	6,099

Total	$(11,624)	$11,580	$53,099

The provision (benefit) for income taxes relates to the following statement of operations captions (in thousands):

	For the Year Ended August 31,
	2004	2003	2002
Provision (benefit) for income taxes	$(11,624)	$11,580	$53,099
Minority interest	(3,599)	(113)	(22)
Earnings (losses) from unconsolidated subsidiaries	2,880	(732)	1,605
(Loss) income from discontinued operations	(3,113)	165	1,249

Total provision (benefit) for income taxes	$(15,456)	$10,900	$55,931

We paid no federal income taxes in the years ended August 31, 2004, 2003 and 2002 primarily due to taxable losses for the years ended August 31, 2004 and 2003 and the utilization of operating losses resulting from the Stone & Webster acquisition in 2001 and the IT Group acquisition in 2002.

A reconciliation of federal statutory and effective income tax rates for the years ended August 31 was as follows:

	2004	2003	2002
Statutory rate	(35)%	35%	35%
State taxes provided	(4)	—	4
Foreign income taxed at different rates	(13)	(7)	(2)
R&D and foreign tax credits	(1)	(5)	(2)
Valuation allowance	18	7	—
Other	2	3	1

	(33)%	33%	36%

As of August 31, 2004, for federal income tax return purposes, we had approximately $161 million of U.S. net operating loss carryforwards available to offset future taxable income and approximately $7.2 million of research and development credits available to offset future federal income tax. The loss carryforwards expire beginning in 2022 through 2025 and the credits expire beginning in 2022 through 2025. As of August 31, 2004, certain foreign operations had net operating loss carryforwards of approximately $30 million, which can be used to reduce future taxable income in those countries until they expire beginning in 2005 while others have indefinite lives. SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that future reversals of existing taxable differences and future taxable income should be sufficient to realize all of our deferred tax assets, with the exception of certain foreign net operating loss carryforwards. Therefore, valuation allowances of $6.4 million, $2.4 million, and $1.0 million were established during fiscal 2004, 2003 and 2002, respectively, against the related deferred tax benefit for the foreign net operating losses that we believe will probably not be realized including a portion of the United Kingdom and Canadian net operating loss carryforwards and the entire Venezuela and Australian net operating loss carryforwards.

Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $42.1 million at August 31, 2004. Currently, we do not expect these unremitted earnings to reverse and become taxable to us in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation are not expected to be significant.

Note 12 – Common Stock

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

The Rights are attached to the our common stock and are exercisable only if a person or group (an “Acquiring Person”) either (i) acquires 15% or more of our common stock or (ii) commences a tender offer, the consummation of which would result in ownership by the Acquiring Person of 15% or more of the common stock. The Board of Directors is authorized to reduce the 15% threshold to not less than 10% of the common stock.

In the event the Rights become exercisable, each Right will entitle shareholders (other than the Acquiring Person) to buy one one-hundredth of a share of a new series of junior participating preferred stock (“Preferred Shares”) at an exercise price of $170.00 (the “Exercise Price”). The Exercise Price is subject to certain anti-dilution adjustments. Each one one-hundredth of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock.

In lieu of Preferred Shares, each Right holder (other than the Acquiring Person) will be entitled to purchase from us at the Right’s then-current Exercise Price, shares of our common stock having a market value of twice such Exercise Price. In addition, if we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our outstanding common stock, each Right will entitle its holder to purchase at the Right’s then-current Exercise Price, a number of the acquiring company’s common shares having a market value of twice such Exercise Price, in lieu of acquiring Preferred Shares.

Further, after a group or person becomes an Acquiring Person, but prior to acquisition by such person of 50% or more of the common stock, the Board of Directors may exchange all or part of the Rights (other than the Rights held by the Acquiring Person) for shares of common stock at an exchange ratio of one share of common stock for each Right.

Prior to the acquisition by an Acquiring Person of 15% or more of our common stock, the Rights are redeemable for $0.01 per Right at the option of the Board of Directors.

Note 13 – Leases

Capital leases

The following is a summary of future obligations under capital leases (in thousands):

Minimum
Lease Payments
For the year ending August 31:
2005	$2,536
2006	2,109
2007	1,377
2008	1,098
2009 and thereafter	780
Total payments	7,900

Less: amount representing interest	(1,051)

Total debt	6,849
Less: current portion	(2,113)

Total long-term portion of debt	$4,736

We lease furniture and fixtures (which include computer hardware and software) under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are depreciated using the straight-line method, except for certain software that was depreciated using the double declining balance method in fiscal 2003, over either the estimated useful lives of the assets or the lease terms, and interest expense is accrued on the basis of the outstanding lease obligations.

Assets acquired under capital leases, net of accumulated amortization, are $4.7 million and $3.5 million at August 31, 2004 and 2003, respectively, and relate to leased furniture and fixtures. Accumulated amortization as of August

31, 2004 and 2003 was $1.2 million and $1.8 million, respectively.

Operating Leases

We lease certain office buildings, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases that were in effect as of August 31, 2004 require us to make the following estimated future minimum lease payments:

For the year ending August 31 (in thousands):
2005	$58,904
2006	49,126
2007	39,204
2008	32,532
2009	29,267
2010 and thereafter	74,101

Total future minimum lease payments	$283,134

We also enter into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2004 are not included as part of total minimum lease payments.

The total rental expense for the fiscal years ended August 31, 2004, 2003, and 2002 was approximately $67.1 million, $67.0 million and $56.0 million, respectively.

Note 14 – Contingencies

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

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

We also assumed two contracts in the Stone & Webster acquisition under which we were contractually obligated to pay a significant amount of liquidated damages or for which the scheduled project completion date was beyond the completion date agreed to with the customer. During the year ended August 31, 2002, based on the timing of estimated completion of one of the projects and the status of negotiations with the customer, we reduced total estimated costs for liquidated damages by approximately $10.2 million. During the year ended August 31, 2004, as a result of final settlement of claims on the other of these projects, we reduced estimated liquidated damages to zero. We believe we will settle our estimated remaining exposure for liquidated damages on the one remaining project for the $12.5 million we have reflected in total estimated costs to complete this project.

Contingencies Related to the Stone & Webster Acquisition

On July 14, 2000, we purchased substantially all of the operating assets of Stone & Webster, a global provider of engineering, procurement, construction, consulting and environmental services to the power, process, environmental and infrastructure markets. We also assumed approximately $740 million of liabilities in connection with this acquisition.

We believe that, pursuant to the terms of the acquisition agreement, we assumed only certain specified liabilities. We believe that liabilities excluded from this acquisition include liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including Stone & Webster’s U.S. defined benefit plan (collectively, the excluded items). We, however, cannot provide assurance that we have no exposure with respect to the excluded items because, among other things, the bankruptcy court has not finalized its validation of claims filed with the court. The final amount of assumed liabilities may change as a result of the validation of the claims process; however, we believe, based on our review of claims filed, that any such adjustment to the assumed liabilities will not be material.

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

The value of the consideration we received in the settlement agreement, which included the project site land, materials and equipment, plus cash previously received from Pike, equaled the costs incurred and profit recognized on the project; therefore, no gain or loss was recognized on the settlement. The value of the materials and equipment of approximately $23.9 million at August 31, 2004 is included in non-current other assets on the consolidated balance sheet. We expect to sell or use the materials and equipment to generate revenue from other customers over the next several years (see Note 5 – Inventories).

Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2004 and 2003 the amount of outstanding letters of credit was approximately $219.0 million and $164.3 million, respectively.

During fiscal 2004, customers who had been issued letters of credit in connection with certain contracts received payments under outstanding letters of credit of $47.9 million which we reimbursed our lenders. There were no such payments in fiscal 2003. Of the amount of outstanding letters of credit at August 31, 2004, $190.4 million are issued to customers in connection with contracts. Of the $190.4 million, five customers held $138.5 million or 73% of the outstanding letters of credit. The largest single amount of outstanding letters of credit issued to a single customer on a single project is $48.8 million.

We have also provided guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheets. At August 31, 2004 and 2003, we had guaranteed approximately $0.7 million and $7.4 million of bank debt or letters of credit and $69.9 million and $46.5 million of performance bonds with respect to our unconsolidated joint ventures, respectively. We would generally be required to perform under these guarantees in the event of default by the joint venture. No liabilities were recorded related to these guarantees as of August 31, 2004.

Also, see Note 18 for discussion of a guarantee for a Related Party.

SEC Inquiry

On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry relating to us. The SEC has not advised us as to either the reason for the inquiry or its scope. The staff’s notice states that it should not be construed as an indication of any improper or unlawful conduct by us. We are cooperating fully with the staff’s informal inquiry; however, if the inquiry elevates to a formal investigation, the resolution could have a material adverse effect on us.

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of even an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenue on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, ten additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. Ten of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana.

In addition, two shareholder derivative actions, styled as Jonathan Nelson v. J.M. Bernhard, Jr., et al. and Larry F. Reusche v. Tim Barfield, Jr., et al., have been filed based on essentially the same allegations as the purported class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of the Company, name certain of our directors and current and former officers as defendants, and name the Company as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the alleged misconduct alleged in the purported class actions, and that certain defendants sold company stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought.

Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with GAAP and that none of our press releases or public filings contained misrepresentations or omissions. Accordingly, we intend to defend the Company and our directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

Other Matters

In the normal course of business activities, we enter into contractual agreements with customers for certain construction services to be performed based on agreed upon reimbursable costs and labor rates. In some instances, the terms of these contracts provide for the customer’s review of the accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the customer. Additionally, we perform work for the U.S. Government that is subject to continuing financial and operating reviews by governmental agencies. We do not believe that any such reviews will result in a material change to our financial position or results of operations.

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

Note 15 – Business Segments, Operations By Geographic Region And Major Customers

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

The E&I segment provides environmental consulting, engineering, construction, remediation and facilities management services (primarily for government and military facilities). This E&I segment primarily reflects the IT Group acquisition for which goodwill of $113.2 million was recorded. Additionally, goodwill of approximately $72.5 million was allocated to the E&I segment from the ECM segment as certain operations were integrated into the E&I segment in fiscal 2002. Revenues from environmental and infrastructure operations and related expense items that had previously been reported in the ECM segment during fiscal 2002 but were incorporated into the E&I segment have been estimated and restated to the E&I segment. It was not practical to develop this information for fixed asset and long-lived asset purchases.

The Fabrication, Manufacturing and Distribution segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants. We operate several pipe fabrication facilities in the United States and abroad. We also operate a manufacturing facility that provides products for our pipe fabrication services operations, as well as to third parties. In addition, we operate several distribution centers in the United States, which distribute our products to third parties.

Business Segment Data

The following table presents information about segment profit and assets (in thousands):

			Fabrication,
			Manufacturing
			and
	ECM	E&I	Distribution	Corporate	Total
Fiscal 2004
Revenues from external customers	$1,567,236	$1,329,404	$180,305	$—	$3,076,945
Intersegment revenues	6,207	877	10,883	—	17,967
Interest income	825	175	285	433	1,718
Interest expense	2,341	526	142	35,420	38,429
Depreciation and amortization	8,994	12,536	5,035	34,202	60,767
Income (loss) before income taxes	(38,361)	85,353	10,216	(92,432)	(35,224)
Earnings (losses) from unconsolidated entities	—	4,125	(1,496)	(51)	2,578
Goodwill	318,745	189,058	14,980	—	522,783
Total assets	772,831	582,908	276,822	454,792	2,087,353
Investment in and advances to equity method investees (excluding EPC joint ventures)	—	16,501	4,916	(2,311)	19,106

			Fabrication,
			Manufacturing
			and
	ECM	E&I	Distribution	Corporate	Total
Purchases of property and equipment	7,845	13,744	1,851	8,067	31,507
Increases (decreases) in other assets, long-term, net	(299)	14,842	(242)	(3,578)	10,723
Fiscal 2003
Revenues from external customers	$1,840,291	$1,203,795	$248,718	$—	$3,292,804
Intersegment revenues	31,561	4,023	7,307	—	42,891
Interest income	2,523	263	79	2,541	5,406
Interest expense	1,212	276	17	30,538	32,043
Depreciation and amortization	22,447	6,229	6,626	9,295	44,597
Income (loss) before income taxes	(1,775)	88,288	16,128	(67,294)	35,347
Earnings (losses) from unconsolidated entities	—	1,686	(1,234)	(3,431)	(2,979)
Goodwill	298,486	188,432	24,458	—	511,376
Total assets	739,941	550,789	274,512	465,533	2,030,775
Investment in and advances to equity method investees (excluding EPC joint ventures)	—	1,600	14,498	(2,231)	13,867
Purchases of property and equipment	4,285	8,145	4,862	8,929	26,221
Increases (decreases) in other assets, long-term, net	27,431	(992)	1,090	4,456	31,985
Fiscal 2002
Revenues from external customers	$2,276,419	$489,783	$382,875	$—	$3,149,077
Intersegment revenues	9,484	274	5,376	—	15,134
Interest income	1,849	132	112	9,425	11,518
Interest expense	1,269	272	19	21,468	23,028
Depreciation and amortization	9,822	2,672	7,325	8,560	28,379
Income (loss) before income taxes	118,207	36,502	51,435	(58,221)	147,923
Earnings (losses) from unconsolidated entities	—	—	(1,152)	2,855	1,703
Goodwill	289,347	185,825	23,832	—	499,004
Total assets	1,002,072	641,121	316,097	458,664	2,417,954
Investment in and advances to equity method investees (excluding EPC joint ventures)	—	—	14,856	4,618	19,474
Purchases of property and equipment	10,470	4,276	4,509	54,691	73,946
Increases (decreases) in other assets, long-term, net	(3,812)	31,971	(746)	6,050	33,463

Segment net income (loss) before taxes does not include any corporate management fees. Corporate management charges to segments were $52.6 million, $52.5 million and $52.7 million for the years ended August 31, 2004, 2003, and 2002, respectively. In the year ended August 31, 2003, Corporate began allocating certain depreciation to its segments; however, such assets remain at the Corporate level. The total depreciation allocated is as follows (in thousands):

			Fabrication,
			Manufacturing &
	ECM	E&I	Distribution	Corporate	Total
Year Ended August 31, 2004	$4,825	$1,315	$258	$—	$6,398
Year Ended August 31, 2003	12,208	44	—	—	12,252

A reconciliation of total segment assets to total consolidated assets is as follows (in thousands):

	August 31,
	2004	2003	2002
Total segment assets	$2,087,353	$2,030,775	$2,417,954
Elimination of intercompany receivables	(10,299)	(13,385)	(109,289)
Income tax entries not allocated to segments	(46,947)	(33,277)	(7,271)
Other consolidation adjustments and eliminations	(171)	2,002	(248)

Total consolidated assets	$2,029,936	$1,986,115	$2,301,146

Operations by Geographic Region

The following tables present geographic revenues and long-lived assets (in thousands):

	For The Year Ended August 31,
	2004	2003	2002
Revenues:
United States	$2,511,629	$2,800,935	$2,737,332
Canada	74,520	127,684	108,186
China	154,435	162,174	88,147
Other Asia/Pacific Rim countries	68,990	57,708	57,996
United Kingdom	80,832	76,569	88,758
Other European countries	15,431	25,297	14,930
South America and Mexico	7,158	14,677	27,588
Middle East	151,315	11,950	10,764
Other	12,635	15,810	15,376

	$3,076,945	$3,292,804	$3,149,077

	August 31,
	2004	2003	2002
Long-Lived Assets:
United States	$320,297	$324,575	$293,503
United Kingdom	6,981	6,854	14,078
Other foreign countries	21,487	28,947	46,459

	$348,765	$360,376	$354,040

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, such as deferred income taxes and securities available for sale.

Information about Major Customers

Our customers are principally major multi-national industrial corporations, independent and merchant power producers, governmental agencies and equipment manufacturers. For the years ended August 31, 2003 and 2002, revenues from two customers owned or controlled by the same company totaled approximately $436.0 million or 13% and $676.0 million or 21%, respectively, of our revenues. For the year ended August 31, 2004, one U.S. Government customer had revenues of $393.0 million (13% of our revenues). For the years ended August 31, 2004, 2003 and 2002, revenues from U.S. Government agencies or entities owned by the U.S. Government totaled approximately $1,170.0 million (38% of revenues), $948.9 million (29% of revenues) and $363.0 million (11% of revenues), respectively.

Export Revenues

For the years ended August 31, 2004, 2003 and 2002, we have included as part of our international revenues approximately $180.7 million, $280.7 million and $215.0 million, respectively, of exports from our domestic facilities.

Note 16 – Earnings Per Common Share

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.

	For The Year Ended August 31,
	2004	2003	2002
Basic:
Income (loss) from continuing operations	$(26,306)	$20,619	$96,494
(Loss) income from discontinued operations, net of taxes	(4,669)	247	1,873

Net income (loss)	$(30,975)	$20,866	$98,367

Weighted average common shares	58,005	37,914	40,834
Income (loss) from continuing operations, per common share	$(0.45)	$0.54	$2.36
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.05

Basic net income (loss) per common share	$(0.53)	$0.55	$2.41

Dilutive:
Income (loss) from continuing operations	$(26,306)	$20,619	$96,494
Interest on convertible debt, net of taxes	—	—	10,697

Income (loss) from continuing operations for diluted computation	(26,306)	20,619	107,191

(Loss) income from discontinued operations, net of taxes	(4,669)	247	1,873

Net income (loss) for diluted computation	$(30,975)	$20,866	$109,064

Weighted average common shares (basic)	58,005	37,914	40,834
Effect of dilutive securities:
Convertible debt	—	—	6,556
Stock options	—	441	848
Restricted stock	—	—	—

Adjusted weighted average common shares and assumed conversions	58,005	38,355	48,238

Diluted income (loss) from continuing operations per common share	$(0.45)	$0.53	$2.22
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.04

Diluted net income (loss) per common share	$(0.53)	$0.54	$2.26

Weighted-average incremental shares that were excluded from the calculation of diluted income (loss) per share because they were antidilutive were as follows (in thousands):

	For The Year Ended August 31,
	2004	2003	2002
Weighted-average incremental shares:
Stock options	5,148	1,706	142
Restricted stock	467	—	—
LYONs convertible debt	994	5,154	—

For the year ended August 31, 2002, we reported diluted earnings per share to reflect approximately 6,556,000 additional shares on the basis that the LYONs would be converted into common stock at a rate of 8.2988 shares per $1,000 maturity value.

Note 17 – Employee Benefit Plans

We have a 1993 Employee Stock Option Plan, or the 1993 Plan, under which both qualified and non-qualified options and restricted stock may be granted. As of August 31, 2004, approximately 3,844,000 shares of common stock were authorized for issuance under the 1993 Plan. The 1993 Plan is administered by a committee of the Board of Directors, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. Generally, the exercise price of any option granted under the 1993 Plan cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed 10 years. Both qualified options and non-qualified options have been granted under the 1993 Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares.

In conjunction with the Stone & Webster acquisition, we established the Stone & Webster Acquisition Stock Option Plan, or the Stone & Webster Plan. The purpose of this plan was to award options to our employees who were not officers of our company, as defined in the plan documents, and who were either (a) employed by our company as a result of the Stone & Webster acquisition or (b) instrumental to the Stone & Webster acquisition. At August 31, 2004, 1,071,000 shares of common stock were authorized for issuance under this plan. The Stone & Webster Plan is administered by a committee of our Board of Directors, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price, and the duration of the option. The exercise price of any option granted under the Stone & Webster Plan cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed 10 years. Only non-qualified options have been granted under the Stone & Webster Plan. The options awarded vest in 25% annual increments beginning one year from the date of award.

All options and other grants issued under the Stone & Webster Plan and the 2001 Plan become fully exercisable upon a change in control of our company.

During fiscal 2001, we established the 2001 Employee Incentive Compensation Plan, or the 2001 Plan, under which both qualified and non-qualified stock options, stock appreciation rights, performance shares and restricted stock may be granted. As of August 31, 2004, approximately 5,000,000 shares of common stock were authorized for issuance under the 2001 Plan as the Board of Directors authorized 1,500,000 shares of common stock during fiscal 2004 and 1,500,000 shares of common stock during fiscal 2003 in addition to the 2,000,000 shares of common stock authorized upon adoption of the 2001 Plan. The 2001 Plan is administered by a committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award, and terms, conditions, performance measures, and other provisions of the award. The exercise price of any option granted under the 2001 Plan cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed ten years. Both qualified options and non-qualified options have been granted under the 2001 Plan. The options awarded under the 2001 Plan vest in 25% annual increments beginning one year from the date of award.

Our 1993 Employee Stock Option Plan and 2001 Employee Incentive Compensation Plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of these restrictions, the shares must be returned to us. During fiscal 2004, we granted 594,872 shares of restricted stock to certain employees including our Chief Executive Officer, Chief Financial Officer and our President and Chief Operating Officer. In addition, we have agreed to issue future restricted stock awards under these employee stock plans totaling 98,000 shares to our Chief Executive Officer and our President and Chief Operating Officer. During fiscal 2004, we have recorded unearned stock-based compensation as a component of shareholders’ equity of $7.7 million, related to these restricted stock grants which is being amortized to compensation expense over the period the restrictions lapse (generally 2 to 4 years). For the year ended August 31, 2004, $1.5 million and $0.2 million of stock-based compensation expense is included in general and administrative expenses and costs of sales, respectively, on the accompanying statement of operations related to these restricted stock grants.

In fiscal 1997, we adopted a Non-Employee Director Stock Option Plan, or the Directors’ Plan. Members of the Board of Directors who are not or were not an officer or employee of our company during the one year period preceding the date the director is first elected to the Board of Directors are eligible to participate in the Directors’

Plan. Committees of two or more members of the Board of Directors who are not eligible to receive grants under the Directors’ Plan administer this plan. Upon adoption, options to acquire an aggregate of 40,000 shares of common stock were issued. These options vested in 25% annual increments beginning one year from the date of award. Additionally, each eligible director is granted an option to acquire 1,500 shares of common stock on an annual basis upon his election or re-election to the Board of Directors. These options vest one year after the date of award. A total of 300,000 shares of common stock have been authorized for issuance under the Directors’ Plan.

The following table summarizes the activity in our stock option plans:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at September 1, 2001	3,211,373	$15.50
Granted	845,000	26.28
Exercised	(235,190)	9.61
Canceled	(21,750)	21.82

Outstanding at August 31, 2002	3,799,433	18.21
Granted	1,298,100	14.38
Exercised	(119,194)	4.20
Canceled	(309,500)	24.72

Outstanding at August 31, 2003	4,668,839	17.30
Granted	1,070,311	11.19
Exercised	(38,750)	4.92
Canceled	(258,250)	20.27

Outstanding at August 31, 2004	5,442,150	$16.05

Exercisable at August 31, 2004	3,193,955	$16.85

The following table summarizes information about stock options outstanding as of August 31, 2004:

		Options Outstanding				Options Exercisable
			Weighted		Weighted	Weighted
			Average		Average	Average
Range Of		Number	Remaining		Exercise	Number	Exercise
Exercise Price		Outstanding	Contract Life		Price	Exercisable	Price
$ 3.38 -	$8.25	813,489	4.10	Yrs	$4.36	811,239	$4.35
$ 8.71 -	$12.94	1,225,311	8.98	Yrs	$10.98	91,250	$10.42
$13.33 -	$16.98	1,034,350	8.16	Yrs	$15.00	275,842	$14.96
$20.00 -	$21.00	1,612,750	5.73	Yrs	$20.95	1,612,750	$20.95
$23.84 -	$27.00	603,750	7.25	Yrs	$25.91	305,999	$25.90
$28.46 -	$31.75	72,500	7.70	Yrs	$30.14	36,250	$30.14
$33.75 -	$34.35	25,000	6.29	Yrs	$33.87	17,500	$33.84
$41.50 -	$41.50	47,500	6.37	Yrs	$41.50	37,500	$41.50
$44.29 -	$44.29	2,500	6.41	Yrs	$44.29	1,875	$44.29
$51.51 -	$51.51	5,000	6.54	Yrs	$51.51	3,750	$51.51

		5,442,150	6.89	Yrs	$16.05	3,193,955	$16.85

We sponsor a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute a percentage of annual compensation, subject to an annual limit as determined under federal law, with us matching 50% of the employee’s eligible contribution up to 6% of the employee’s annual compensation. Our expense for this plan for the years ended August 31, 2004, 2003, 2002, was approximately $11.0 million, $10.8 million and $8.0 million, respectively. Our 401(k) profit sharing plans offer the employees a number of investment choices, including investments in our common stock. The plan purchases these shares on the open market. At August 31, 2004 and 2003, our 401(k) plan owned 1,135,943 shares and 860,343 shares, respectively, of our common stock. The fair value of the common stock owned by the 401(k) plan was $11.7 million as of August 31, 2004.

We have other defined contribution plans at certain of our domestic and foreign locations. These plans allow the employees to contribute a portion of their earnings with us matching a percentage of the employee’s contributions. The amounts contributed by the employee and by us vary by plan. Our expense for these plans was approximately

$0.9 million, $0.8 million and $1.2 million, for the years ended August 31, 2004, 2003, and 2002, respectively.

Our subsidiaries in the U.K. and Canada have defined benefit plans covering their employees. The first U.K. plan is a salary-related plan for certain employees and admittance to this plan is now closed. The employees in this plan contribute 7% of their salary. Our contribution depends on length of service, the employee’s salary at retirement, and the earnings of the plan’s investments. If the plan’s earnings are sufficient, we make no contributions. The Canadian plan is noncontributory, and the benefits are based primarily on years of service and employees’ career average pay; admittance to this plan is now closed. Our policy is to make contributions equal to the current year cost-reimbursable amortization of prior service cost. The second U.K. plan is contributory and the benefits are based primarily on years of service and employees’ average pay during their last ten years of service. For the years ended August 31, 2004, 2003, and 2002, we recognized expense of approximately, $4.8 million, $3.9 million and $1.0 million, respectively, related to these plans.

At August 31, 2004 and 2003, we had minimum pension plan liabilities of $20.9 million and $20.9 million, respectively, for our three defined benefit retirement plans. This liability is required to be recognized on the plan sponsor’s balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. In accordance with SFAS No. 87,“Employers Accounting for Pensions,” the increase in the minimum liability is recorded through a direct charge to stockholders’ equity and is, therefore, reflected, net of tax, as a component of comprehensive income in the Statement of Changes in Shareholders’ Equity.

The following table sets forth the pension cost for the defined benefit plans we have sponsored and the plans’ funded status as of August 31, 2004, 2003, and 2002 in accordance with the provisions of SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (in thousands):

	For The Year Ended August 31,
	2004	2003	2002
Change In Projected Benefit Obligation
Projected benefit obligation at the start of the year	$99,890	$90,123	$78,526
Service cost	2,499	2,248	1,818
Interest cost	6,048	5,186	4,676
Members’ contributions	1,013	811	714
Actuarial loss/ (gain)	(1,222)	3,337	3,532
Benefits paid	(5,241)	(4,584)	(3,740)
Foreign currency exchange rate changes	12,139	2,769	4,597

Projected benefit obligation at the end of the year	115,126	99,890	90,123

Change In Plan Assets
Fair value of the assets at the start of the year	73,977	68,764	73,554
Actual return on plan assets	4,794	4,357	(6,953)
Employer contributions	3,469	2,366	1,752
Employee contributions	1,013	811	714
Benefits paid	(5,241)	(4,584)	(3,740)
Foreign currency exchange rate changes	9,262	2,263	3,437

Fair value of the assets at the end of the year	87,274	73,977	68,764

Funded status	(27,852)	(25,913)	(21,359)
Unrecognized net loss/ (gain)	33,687	31,934	28,396
Adjustment to recognize minimum liability	(20,887)	(20,922)	(10,180)

Prepaid (accrued) benefit cost	$(15,052)	$(14,901)	$(3,143)

Components of Net Periodic Benefit Cost and Increase in Minimum Pension Liability
Service cost	$2,499	$2,248	$1,818
Interest cost	6,048	5,186	4,676
Expected return on plan assets	(5,956)	(5,349)	(6,291)
Amortization of net (gain) loss	1,998	1,492	811
Other	227	344	(9)

Total net periodic benefit cost	$4,816	$3,921	$1,005

	For The Year Ended August 31,
	2004	2003	2002
Increase (decrease) in minimum pension liability included in other comprehensive income	$(2,223)	$7,014	$7,126

Assumptions

For The Year Ended August 31,
	2004	2003	2002
Weighted-Average Assumptions Used to Determine Benefit Obligations at August 31:
Discount rate	5.60-6.00%	5.50-6.00%	5.50-6.50%
Rate of compensation increase	4.00-4.90%	4.00-5.00%	4.00-5.00%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended August 31:
Discount rate at end of the year	5.50-6.00%	5.50-6.50%	5.50-6.50%
Expected return on plan assets for the year	7.00-7.75%	7.00-8.25%	7.75-8.00%
Rate of compensation increase at end of the year	4.25-5.00%	4.00-5.00%	4.40-5.00%

The accumulated benefit obligations for all pension plans exceeded plan assets and was $102.3 million and $89.3 million for the years ended August 31, 2004 and 2003, respectively.

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets

Pension plan weighted-average asset allocations at August 31, 2004 and 2003, by asset category are as follows:

	At August 31,
Asset Category	2004	2003
Equity Securities	64.6%	64.6%
Debt Securities	30.9%	30.0%
Other	4.5%	5.4%

Total	100.0%	100.0%

The Company and Trustees of the plans are responsible for ensuring that the investments of the pension plan are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the defined benefits as they come due. To this end, the investment objective is to strike a balance between maximizing return and minimizing the various funding risks.

Each plan has a target asset allocation that varies investments among equity, debt and other investments. On a combined basis, target asset allocations range from 20% - 80% for equity securities, 15% - 75% for debt securities, and 0% - 20% in other investments. Depending on market conditions, the broad asset class targets may vary from the stated allocations.

In estimating the expected return on plan assets, the Company considers past performance and future expectations for the types of investments held by the plan as well as the expected mix of the types of investments held by the plan.

Contributions and Benefit Payments

We expect to contribute $4.4 million in total to the plans in fiscal 2005.

The following benefit payments are expected to be paid from the Plans (in thousands):

Fiscal Year	Pension Benefits	Other Benefits
2005	$5,407	$—
2006	5,440	1
2007	5,582	2
2008	5,790	4
2009	5,991	6
2010 – 2014	33,388	51

In addition to the pension plans disclosed above, we have a defined benefit pension plan for certain employees of our Connex subsidiary. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan’s benefit formulas generally base payments to retired employees upon their length of service. The pension plan’s assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2004 and 2003, the fair market value of the plan assets was $1.3 million and $1.2 million, respectively, which exceeded the estimated projected benefit obligation.

Note 18 – Related Party Transactions

We have entered into employment agreements with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Executive Vice-President and Chairman of the Executive Committee. Under the terms of the agreements, the executives are entitled to receive their base salaries, bonuses and other employee benefits for the periods of time specified therein. In the event of termination of employment as a result of certain reasons (including a change in control of our company), the executives will be entitled to receive their base salaries and certain other benefits for the remaining term of their agreement and all options and similar awards shall become fully vested. Additionally, in the event of an executive’s death, his estate is entitled to certain payments and benefits.

In 2001, our employment agreement with our Chief Executive Officer was amended to provide a non-compete clause upon the Chief Executive Officer’s separation from our company. The amount of the non-compete payment will be $15.0 million and was based upon an outside study of the fair value of non-compete provisions. We also agreed to set aside $5.0 million per year of our funds in fiscal 2001 through 2003 in order to fund this obligation, and, therefore, as of August 31, 2004 and 2003, $15.0 million is invested in a separate fund and is included in other long-term assets in the accompanying consolidated balance sheets. The $15.0 million payment is due upon the Chief Executive Officer’s separation for any reason from our company, or upon change in control. Upon separation from our company, we will amortize the payment over the non-compete period.

Upon hiring certain senior managers, we paid signing bonuses that are repayable should the employee voluntarily terminate prior to a prescribed time. These repayment obligations are evidenced by non-interest bearing loan agreements that are forgiven over time. The impact of discounting such loans to record interest income is not significant. The balance of the senior management loan receivables as of August 31, 2004, 2003, and 2002 was approximately $1.2 million, $1.9 million, and $3.5 million, respectively. There are no loans outstanding to the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. In the ordinary course of business, we have also made other loans to other employees. All of these loan balances are included in other assets.

During fiscal 1996, we entered into a non-competition agreement with a key employee of an acquired business with a related asset of $2.0 million, which was amortized over eight years using the straight-line method and is fully amortized at August 31, 2004.

During fiscal 2002, one of our directors was the majority owner of a construction company that was used by us as a subcontractor on one of our projects. During fiscal 2002, we made total payments of approximately $20.8 million to these two companies and owed one of the companies approximately $7.8 million as of August 31, 2002. The contract with this construction company was terminated as a result of a project cancellation and no payments were made pursuant to it for the years ended August 31, 2004 and 2003. He also had a minority interest in the construction company that built one of our leased buildings; the director divested himself of this interest in fiscal 2002.

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

Note 19 – Foreign Currency Translation and Transactions

As of August 31, 2004, all of our significant foreign subsidiaries maintained their accounting records in their local currency (primarily British pounds, Venezuelan Bolivars, Australian and Canadian dollars, and the Euro). The currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income (loss),” a component of shareholders’ equity, in accordance with SFAS No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains or losses are credited or charged to income. At August 31, 2004 and 2003, cumulative foreign currency translation adjustments related to these subsidiaries reflected as a reduction to shareholders’ equity amounted to $3.5 million and $6.4 million, respectively; transaction gains and losses reflected in income were a loss of $2.7 million during fiscal 2004, a gain of $0.1 million during fiscal 2003 and a loss of $1.2 million during fiscal 2002, respectively.

Note 20 – Claims On Major Contracts

General Discussion of Claims on Contracts

Claims are amounts in excess of the original contract price (or original contract price adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated.

We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross margin or reduces gross loss on the related projects in the periods the claims are reported.

When calculating the amount of total gross margin or loss on a contract, we include claims against our customers as revenue and claims from vendors, subcontractors and others as reductions in cost of revenues when the collection is deemed probable and the amounts can be reliably estimated. Including claims in this calculation increases the gross margin (or reduces the loss) that would otherwise be recorded without consideration of the claims. Claims are recorded to the extent of costs incurred and include no profit element. In most cases, the claims included in determining contract gross margin are less than the actual claim that will be or has been presented.

When recording the revenue and the associated receivable for claims, we accrue an amount equal to the costs incurred related to claims. Claims receivable are included in costs and estimated earnings in excess of billings on the consolidated balance sheet. Claims also include expected relief from liquidated damages, which are excluded from recorded costs.

A summary of our significant claims related to our major projects for the years ended August 31, 2004 and 2003 is discussed below. Significant claims at August 31, 2004 and 2003 relate primarily to three contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with these customers or have commenced legal proceedings. The amounts include claims from customers, subcontractors, and vendors as well as relief from liquidated damages.

The Covert & Harquahala Projects

Early in fiscal 2002, we entered into two target-price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities, to provide EPC services for two gas-fired combined-cycle power plants in Covert, Michigan and Harquahala Valley, Arizona. In October 2002, the parent company of NEG, PG&E Corp. (PG&E) announced that NEG had notified its lenders that it did not intend to make further equity contributions required under the credit facility to fund the Covert and Harquahala projects. We believed this notice raised doubt about whether we would continue to be paid for the work we performed under these target-price contracts.

In May 2003, after extensive negotiations with NEG’s project entities, NEG, and their lenders, we reached a definitive settlement agreement for settlement of claims existing as of that date related to the Covert and Harquahala projects. The settlement provided for fixed-price EPC contracts which increased the original target-price for both projects by a total of $65.0 million; termination of the target-priced components of the original agreements which provided for recovery of costs in excess of the fixed-price contracts; dismissal of pending legal proceedings, our release of claims based on existing change orders and the incurrence of additional costs, and the extension of the schedule for completion of the projects. The revised schedule provided for us to complete the Harquahala project in September 2003 and the Covert project in December 2003. NEG paid us $32.5 million in May 2003 as a result of this settlement agreement and required us to post a letter of credit in its favor for the same amount which was assigned by them to its lenders.

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

While we previously demonstrated substantial completion on all six units at the two plants, the owners did not accept our various unit and facility completion dates and continued to assess liquidated damages. The owners accepted substantial completion of the Covert units in January 2004 and the Harquahala units in March 2004. The owners have not accepted facility completion on either project, in part because they believe we must post letters of credit on two projects totaling $43.0 million as security for warranty work in order to achieve facility completion. We firmly disagree with this position, and until all outstanding disputes are resolved, we do not intend to post additional letters of credit. In the meantime, we intend to comply with our warranty obligations.

As of August 31, 2004, the owners have withheld $55.4 million from milestone payments due us as an offset to liquidated damages they have claimed. In addition, in August 2004, the owners drew $18.8 million under an outstanding letter of credit for liquidated damages they have claimed due. As of August 31, 2004, the owners have indicated that they may claim as much as $89 million in liquidated damages. The ultimate assessment could be higher as the owners are claiming that they can assess daily liquidated damages until facility completion is accepted ($70,000 per day at Covert and $63,000 per day at Harquahala) up to a maximum of approximately $130 million for both projects.

On March 29, 2004, we filed liens against both projects and have initiated binding arbitration regarding our claims. Arbitration with the owners is not expected to occur until the summer of calendar year 2005 at the earliest.

On February 20, 2004, we were notified by the lenders of the Harquahala project of their intention to draw $18.7 million under the existing $32.5 million letter of credit for assessed liquidated damages. We sought an injunction in the Supreme Court of the State of New York to preclude the lenders from drawing under the letter of credit until arbitration with the owners on the underlying claims is resolved. A temporary restraining order was granted prohibiting the lenders from drawing under the $32.5 million letter of credit, but was lifted in August 2004 at which time the lenders drew $18.8 million under the outstanding letter of credit. As of August 31, 2004, a $13.7 million letter of credit remains outstanding for these projects.

Based on our evaluation and advice of legal counsel, we believe we have defenses to the owners’ claims of liquidated damages. We intend to vigorously contest the assessment. Additionally, we believe a substantial portion of the delays were caused by our vendors, subcontractors and equipment manufacturers from whom we may collect delay and related damages, and we are pursuing these actions. For these reasons, our revenue and cost estimates reflect our expectation that we will not incur liquidated damages in excess of amounts we believe would be recoverable from others. However, there can be no absolute assurance that delay damages will not have to be paid. If we are required to pay the owners delay damages that we cannot recover from subcontractors, vendors, or equipment manufacturers, that amount will be recorded as a loss.

Unrelated to the claims for delay damages discussed above, we have recorded approximately $26.5 million in claims receivable from the owners, vendors, subcontractors, equipment manufacturers, and insurance. Based on our evaluation of the contractual terms, our claims documentation, and the advice of legal counsel, we believe we have a strong basis for these claims (including claims against vendors based on their delivery of incomplete and/or defective equipment and claims against various subcontractors for their delays in providing services) in excess of the recorded amounts; but we have only recorded a claim receivable for the portion that we estimate will ultimately be collected. Recovery of the claims is dependent upon our negotiations, arbitration and litigation with the owners and their lenders, several subcontractors, vendors and equipment manufacturers. Due to the uncertainties surrounding litigation or arbitration of this nature, we cannot provide absolute assurance to you as to the outcome of these claims or their collectibility.

If we collect amounts different than the amounts that we have recorded as claims receivable of $26.5 million, that difference will be recognized as income or loss. Timing of collection is uncertain at this time, but is not expected in the next twelve months unless a settlement occurs or the disputes are resolved through the dispute resolution process pursuant to the contract.

The following table summarizes contract amounts due from the owners and claims recorded on these projects, excluding claims related to liquidated damages as of August 31, 2004 (in millions):

Amounts due from the owners:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$55.4
Milestones unbilled at August 31, 2004 (to be billed upon final acceptance)	1.7
Reimbursement of letter of credit draws	18.8
Claims for additional costs incurred	7.7

Total amounts receivable from the owners	83.6
Claims receivable from subcontractors and others, excluding amounts related to liquidated damages	18.8
Less: Amounts collected by drawing letters of credit posted by the turbine manufacturer on the Covert project(1)	(25.6)

Total amounts receivable, excluding amounts related to liquidated damages	$76.8

(1)	Amounts collected under this letter of credit draw are for both liquidated damages and for other claims against the turbine manufacturer.

The above amounts are recorded in costs and estimated earnings in excess of billings on uncompleted contracts including claims on the consolidated balance sheet at August 31, 2004.

In March 2004, we drew the entire amount available under a letter of credit posted by the turbine manufacturer on the Covert project for $25.6 million. The turbine manufacturer disputes the draw under the letter of credit and arbitration is currently scheduled for March 2005. We believe we will prevail in this matter and believe the draw under the letter of credit is in accordance with the terms of the letter of credit. The turbine manufacturer has also filed a demand for arbitration against us for approximately $3.6 million in alleged unpaid technical assistance services which has been considered in our overall claims position with the turbine manufacturer.

Although NEG, the parent of the project entities, filed for Chapter 11 bankruptcy in July 2003, the project entities that own these two projects are not included in the bankruptcy proceedings, and we do not believe NEG’s current financial position will negatively impact future payments to us related to these projects.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims in the arbitration process. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of arbitration. In addition, we hold liens against the projects in connection with our claims under the contract. We cannot provide assurances to you of the value of such liens or our ability to execute on such liens in a timely manner.

The Wolf Hollow Project

On March 8, 2002, AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively “AES”) entered into a series of contracts (collectively the “EPC contract”) with us to complete the engineering, design, procurement, and construction of a gas-fired, combined-cycle power plant in Texas for an aggregate contract amount of $99.0 million. AES represented and warranted at the time of contracting with us that the project was 67% complete and that engineering was 99.8% complete, and we relied upon this stage of completion in contracting with AES.

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

In addition, we initiated an arbitration action in September 2003 against the heavy equipment supplier to recover $38 million in costs and liquidated damages incurred as a result of defects in their equipment. Discovery is underway in that proceeding, and a hearing is set to begin on January 31, 2005.

Discovery is currently underway in the AES litigation, and the case is scheduled for a jury trial in March 2005. Unless we reach a settlement prior to the trial date, we would not expect recovery of disputed amounts due from AES before 2005. As of August 31, 2004, there have been no significant changes with regard to this project and related disputes when compared to August 31, 2003. During fiscal 2004, we have continued to incur additional project costs related to punch list and warranty items which have been considered in our total estimate of claims against the owners, subcontractors and vendors due.

In excess of the original $99.0 million contract price, we have recorded claims receivable from AES of $17.9 million for additional costs incurred due to the fire, misrepresentation of the percentage-of-completion, disputed change orders and other claims. In addition, we have claims of approximately $7.3 million that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors. Of the $7.3 million, we have collected $1.5 million through a draw on a letter of credit posted by Parsons. Parsons disputes our claims and has filed a counterclaim alleging payments due of $1.9 million and the return of the $1.5 million letter of credit draw.

Of the original $99.0 million contract price, AES has not paid $22.0 million of billed milestones and $7.1 million of retention. In addition, $3.0 million of milestones remain unbilled related to final completion and acceptance, which we expect to occur in early fiscal 2005. Under the terms of the EPC contract, AES, at its option, may pay up to $27.7 million of the contract price in subordinated notes or cash. The subordinated notes, $24.8 million of which we consider issued as of August 31, 2004 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.0 million. In August and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.0 million from AES for reimbursement of these draws which remained outstanding as of August 31, 2004. We recorded revenue of $43.1 million and a loss of $2.3 million from this contract for the year ended August 31, 2003. For the year ended August 31, 2004, no gross margin has been recorded on this contract.

The following table summarizes contract amounts due from AES and claims recorded on the project (in millions):

Amounts due from AES:
Amounts remaining to be paid under the original contract terms:
Billed milestones receivable	$22.0
Subordinated notes receivable from AES	24.8
Retention receivable	7.1
Milestones unbilled at August 31, 2004 (to be billed upon completion of final testing and final acceptance)(1)	3.0

Total contractual amounts due from AES	56.9
Reimbursement of letter of credit draws	28.0
Claims for additional costs incurred	17.9
Less: Amount of liquidated damages that have been included in costs	(6.6)

Total receivables from AES recorded as of August 31, 2004	96.2
Claims receivable from subcontractors and others	7.3
Less: Amount collected by drawing letter of credit posted by Parsons	(1.5)
Less: Amounts collected by drawing letters of credit posted by the turbine manufacturer (2)	(15.0)

Total receivables recorded as of August 31, 2004	$87.0

(1)	Of the total milestones unbilled at August 31, 2004, $2.9 million could be paid by AES in Subordinated Notes.

(2)	Amounts collected under this letter of credit draw are for both liquidated damages and for other claims against the turbine manufacturer.

The above amounts are recorded in costs and estimated earnings in excess of billings on uncompleted contracts including claims on the consolidated balance sheet at August 31, 2004.

If we collect amounts different than the amounts that we have recorded as receivables from AES of $96.2 million or if we collect amounts different than the amounts receivable from subcontractors and others of $8.0 million, the difference would be recognized as income or loss.

AES has assessed and billed us approximately $40.0 million in liquidated damages due to the late completion of the project. While we dispute or expect to recover the liquidated damages because late delivery was primarily due to the fire, misrepresentation of the percentage-of-completion and other delays caused by AES, subcontractors and vendors, we recognized a reduction of revenue of approximately $6.6 million of liquidated damages. Of the remaining $34.8 million of liquidated damages, we have excluded $15.4 million from our cost estimates and we have recorded recoveries of approximately $18.0 million from subcontractors and vendors, including the turbine manufacturer. In the first quarter of fiscal 2004, we drew down $15.0 million from a letter of credit posted by the turbine manufacturer. The turbine manufacturer disputes the letter of credit draw and has initiated arbitration through a counterclaim for the return of the $15.0 million letter of credit draw and has asserted additional claims of $12.7 million for equipment, parts and services allegedly provided.

The following table summarizes how we have accounted for the liquidated damages that AES has assessed on the project (in millions):

Amount of liquidated damages that have been included in costs	$6.6
Amounts related to liquidated damages that have been excluded from our recorded costs:
Liquidated damages relief from AES	15.4
Liquidated damages to be reimbursed by subcontractors and vendors	18.0

33.4

Total liquidated damages assessed by AES	$40.0

If we are required to pay liquidated damages to AES of more than the $6.6 million and are unable to recover that excess amount from our subcontractors or vendors, then that difference would be recognized as a loss.

Based on our evaluation and the advice of legal counsel, we believe it is probable we will recover at least the recorded amount of claims and that we will not pay AES any liquidated damages in excess of the amounts recorded. We believe we have a strong basis for claims and backcharges in excess of the recorded amounts. However, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of litigation. We hold a mortgage on the project assets, second to the lenders, to secure AES obligations under the subordinated notes. We also filed a lien against the project in connection with our claims under the contract. We cannot provide absolute assurance to you of the value of such mortgage or lien or our ability to execute on either in a timely manner.

The Marcus Hook Project

Our EPC project with FPL-Energy (“FPLE”) for a combined-cycle cogeneration plan and auxiliary boiler facility in Marcus Hook, Pennsylvania, has been delayed for various reasons. Each party commenced legal proceedings against the other for various claims. Shortly thereafter, the parties withdrew their lawsuits. The parties are continuing attempts to resolve these issues.

Additionally, two of our subcontractors on the project have filed claims against us alleging total damages of approximately $20 million related to claims for extra costs incurred. We have asserted a counterclaim of approximately $8.3 million for costs associated with us obtaining another subcontractor to perform the work after one initial subcontractor failed to complete the project. Mediation with these subcontractors has not been successful to date. We believe any amounts that we incur related to this project, including legal costs to pursue these issues with subcontractors, are recoverable from FPLE under the terms of the EPC contract. However, FPLE has disputed whether these costs are fully reimbursable.

We cannot provide absolute assurance as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE, or with the subcontractors.

Other

We have substantially completed a major project to construct a chemical processing facility in Freeport, Texas. We have submitted a request for adjustment to the contract for amounts in excess of $18.9 million. We have recognized no gross profit on the cost incurred to date on this project. A mediation was held with the customer on August 16, 2004 in an effort to resolve all disputes with the customer; however, the mediation did not result in a settlement and the parties have continued settlement discussions. On October 26, 2004, we filed a demand for arbitration in accordance with the contract, although we continue to conduct settlement discussions with the customer. If our proceeds upon final settlement of our disputes with the customer are more than or less than the cost we have recorded at the completion of the project, we will record a gain or loss for the difference in the period the settlement amount is known.

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

Note 21 – Assets Held for Sale and Discontinued Operations

Discontinued Operations

During the third quarter of fiscal 2004, we committed to pursue the disposition of our hanger engineering and pipe support businesses within a one year timeframe. These businesses are accounted for as discontinued operations in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, accordingly, amounts in the consolidated financial statements for all periods shown, reflect discontinued operations accounting. Revenue from these discontinued businesses was $7.9 million, $14.0 million and $21.6 million for years ended August 31, 2004, 2003 and 2002, respectively. Income (loss) from discontinued operations, net of taxes was ($4.7 million), $0.2 million and $1.9 million for the years ended August 31, 2004, 2003 and 2002, respectively. For fiscal 2004, the loss from discontinued operations includes a $5.0 million ($3.0 million, net of tax) charge to reduce the carrying value of these assets and liabilities to their estimated fair market value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. Any corporate expenses previously allocated to the discontinued operations have been absorbed by the remaining continuing operations, resulting in a restatement of operating income for the Fabrication, Manufacturing and Distribution segment.

On August 31, 2004, the assets of these discontinued operations consisting primarily of inventory, machinery and equipment were sold for $1.3 million in cash proceeds. As of August 31, 2003 and 2002, the assets and liabilities of these discontinued operations were $14.6 million and $8.3 million, and $12.4 million and $5.1 million, respectively.

Assets Held For Sale

Beginning in the second quarter of fiscal 2004, we actively began marketing for sale two fabrication facilities in an effort to consolidate operations and reduce costs within our Fabrication, Manufacturing and Distribution segment. The operations of these two facilities were absorbed by other fabrication facilities with no significant impact to revenue or gross margin. In addition, we also began actively marketing for sale certain investment real estate property which was sold in late fiscal 2004 for net proceeds of $4.2 million (net of selling costs of 0.3 million) and recognized a gain of $0.2 million on the sale.

During fiscal 2004, we accepted an offer to lease one of the fabrication facilities for a five year term and have reclassified the asset as an asset held for use as of August 31, 2004. The impact to our consolidated statements of operations for fiscal 2004 was not material.

The total carrying value of the assets held for sale as of August 31, 2004 is approximately $1.8 million and is included in current assets.

Note 22 – Unbilled Receivables, Retainage Receivables, Advance Billings and Disputed Accounts Receivable

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Costs and estimated earnings in excess of billings on uncompleted contracts of $384.0 million and $233.9 million as of August 31, 2004 and 2003, respectively, represents the excess of contract costs and profits recognized to date using the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts of $351.3 million and $247.1 million as of August 31, 2004 and 2003, respectively, represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion accounting method on the remaining contracts. Advanced billings on contracts as of August 31, 2004 and 2003 were $6.2 million and $12.2 million, respectively.

Included in accounts receivable is $10.5 million and $25.5 million at August 31, 2004 and 2003, respectively, related to unbilled receivables. Balances under retainage provisions totaled $59.1 million and $40.3 million at August 31, 2004 and 2003, respectively, and are also included in accounts receivable in the accompanying consolidated balance sheets.

Unbilled accounts receivables become billable according to the contract terms which vary significantly but usually consider the passage of time, achievement of certain milestones or completion of the project. We believe that substantially all such unbilled amounts will be billed and collected over the next twelve months. Retainage represents amounts that are typically withheld from progress billings by our customers until the completion of a project and, in some instances, for even longer periods. Retainage may also be subject to specific restrictive conditions such as performance or fulfillment guarantees.

Note 23 – Quarterly Financial Data (Unaudited)

     (In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2004
Revenues	$646,940	$689,061	$917,772	$823,172

Gross profit	$11,611	$60,183	$72,496	$75,493

Net income (loss)	$(49,592)	$2,197	$6,399	$10,021

Basic net income (loss) per common share	$(1.07)	$0.04	$0.10	$0.16

Diluted net income (loss) per common share	$(1.07)	$0.04	$0.10	$0.16

Fiscal 2003
Revenues	$991,761	$716,581	$819,330	$765,132

Gross profit	$80,415	$40,554	$74,602	$74,185

Net income (loss)	$16,453	$(7,872)	$3,083	$9,202

Basic net income (loss) per common share	$0.43	$(0.21)	$0.08	$0.24

Diluted net income (loss) per common share	$0.42	$(0.21)	$0.08	$0.24

The quarterly financial data for revenues and gross profit have been restated to reflect discontinued operations for the first and second quarters of fiscal 2004 and all quarters for fiscal 2003. Revenues were reduced for discontinued operations of $2.3 million and $2.1 million for the first and second quarters of fiscal 2004, respectively, and $5.1 million, $3.9 million, $2.3 million and $2.6 million, for the first, second, third and fourth quarters of fiscal 2003. Gross profit was reduced for discontinued operations for $2.0 million and $2.1 million for the first and second quarters of fiscal 2004, respectively, and $3.1 million, $2.6 million, $2.3 million and $2.2 million, for the first, second, third and fourth quarters of fiscal 2004, respectively. In addition, for the first quarter fiscal 2004, a reclassification of expenses from general and administrative expense to direct costs reduced gross profit by $0.8 million. The first quarter fiscal 2004 gross profit and net income (loss) reflects a charge on two projects of $39.3 million (see Note 20) and the acceleration of amortization related to software of $29.4 million (see Note 8).

Note 24 – Audited Condensed Consolidating Financial Information

The following presents audited condensed consolidating financial information with respect to our financial position as of August 31, 2004 and 2003 and the results of our operations and cash flows for the years ended August 31,

2004, 2003 and 2002.

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2004
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$428,061	$607,182	$168,912	$(66,372)	$1,137,783
Intercompany line of credit	—	39,611	—	(39,611)	—
Investments in and advances to affiliates	713,737	41,903	10,725	(740,676)	25,689
Intercompany balances	2,300	2,562	—	(4,862)	—
Property and equipment	34,776	110,810	25,221	(1,319)	169,488
Goodwill	—	488,405	34,378	—	522,783
Other assets	50,208	145,613	14,374	(36,002)	174,193

Total Assets	$1,229,082	$1,436,086	$253,610	$(888,842)	$2,029,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$40,832	$743,896	$136,700	$(67,691)	$853,737
Intercompany line of credit	38,277	—	1,334	(39,611)	—
Long-term debt and capital leases	251,865	3,512	5,796	—	261,173
Intercompany long-term debt	—	—	4,862	(4,862)	—
Other liabilities	13,337	29,003	13,303	(36,002)	19,641

Total Liabilities	344,311	776,411	161,995	(148,166)	1,134,551
Minority interest	—	—	—	10,614	10,614
Total Shareholders’ Equity	884,771	659,675	91,615	(751,290)	884,771

Total Liabilities & Shareholders’ Equity	$1,229,082	$1,436,086	$253,610	$(888,842)	$2,029,936

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2003
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$191,467	$733,648	$202,969	$(13,721)	$1,114,363
Intercompany line of credit	166,489	—	—	(166,489)	—
Investments in and advances to affiliates	779,872	38,752	13,215	(798,666)	33,173
Intercompany balances	—	—	—	—	—
Property and equipment	60,387	110,999	14,266	(1,322)	184,330
Goodwill	—	485,565	25,811	—	511,376
Other assets	45,186	85,390	12,297	—	142,873

Total Assets	$1,243,401	$1,454,354	$268,558	$(980,198)	$1,986,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$316,877	$577,063	$148,416	$(15,043)	$1,027,313
Intercompany line of credit	—	153,918	12,571	(166,489)	—
Long-term debt and capital leases	251,019	628	98	—	251,745
Intercompany long-term debt	—	—	—	—	—
Other liabilities	13,215	17,011	13,739	—	43,965

Total Liabilities	581,111	748,620	174,824	(181,532)	1,323,023
Minority interest	—	—	—	802	802
Total Shareholders’ Equity	662,290	705,734	93,734	(799,468)	662,290

Total Liabilities & Shareholders’ Equity	$1,243,401	$1,454,354	$268,558	$(980,198)	$1,986,115

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Income

For the Year Ended August 31, 2004
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$2,775,156	$332,120	$(30,331)	$3,076,945
Cost of revenues	—	2,610,191	277,097	(30,126)	2,857,162

Gross profit (loss)	—	164,965	55,023	(205)	219,783
General and administrative expenses	55,856	131,096	29,045	(205)	215,792

Operating income (loss)	(55,856)	33,869	25,978	—	3,991
Other income (expenses)	55,879	(89,599)	(3,010)	(2,485)	(39,215)
Equity in earnings (losses) of subsidiaries	(30,975)	1,929	—	29,046	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(30,952)	(53,801)	22,968	26,561	(35,224)
Provision (benefit) for income taxes	(28)	(10,341)	(1,255)	—	(11,624)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(30,924)	(43,460)	24,223	26,561	(23,600)
Minority interest	—	—	—	(5,284)	(5,284)
Earnings (losses) from unconsolidated entities, net of taxes	(51)	4,054	(1,425)	—	2,578

Income (loss) from continuing operations	(30,975)	(39,406)	22,798	21,277	(26,306)
Loss from discontinued operations, net of taxes	—	(4,669)	—	—	(4,669)

Net income (loss)	$(30,975)	$(44,075)	$22,798	$21,277	$(30,975)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Income

For the Year Ended August 31, 2003
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$2,954,606	$341,722	$(3,524)	$3,292,804
Cost of revenues	—	2,748,140	278,432	(3,524)	3,023,048

Gross profit	—	206,466	63,290	—	269,756
General and administrative expenses	41,200	118,048	38,477	—	197,725

Operating income (loss)	(41,200)	88,418	24,813	—	72,031
Other income (expenses)	46,481	(83,815)	650	—	(36,684)
Equity in earnings (losses) of subsidiaries	20,866	(3,492)	—	(17,374)	—

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and income from discontinued operations	26,147	1,111	25,463	(17,374)	35,347
Provision for income taxes	1,850	2,029	7,701	—	11,580

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income from discontinued operations	24,297	(918)	17,762	(17,374)	23,767
Minority interest	—	—	—	(169)	(169)
Earnings (losses) from unconsolidated entities, net of taxes	(3,431)	3,286	(2,834)	—	(2,979)

Income from continuing operations	20,866	2,368	14,928	(17,543)	20,619
Income from discontinued operations, net of taxes	—	247	—	—	247

Net income	$20,866	$2,615	$14,928	$(17,543)	$20,866

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Income

For the Year Ended August 31, 2002
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$2,860,842	$295,633	$(7,398)	$3,149,077
Cost of revenues	—	2,574,810	260,624	(7,398)	2,828,036

Gross profit	—	286,032	35,009	—	321,041
General and administrative expenses	46,195	82,112	29,474	—	157,781

Operating income (loss)	(46,195)	203,920	5,535	—	163,260
Other income (expenses)	42,106	(57,340)	(103)	—	(15,337)
Equity in earnings of subsidiaries	97,995	—	—	(97,995)	—

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and income from discontinued operations	93,906	146,580	5,432	(97,995)	147,923
Provision (benefit) for income taxes	(1,605)	55,482	(778)	—	53,099

Income before minority interest, earnings (losses) from unconsolidated entities and income from discontinued operations	95,511	91,098	6,210	(97,995)	94,824
Minority Interest	—	—	—	(33)	(33)
Earnings (losses) from unconsolidated entities, net of taxes	2,856	(584)	(569)	—	1,703

Income from continuing operations	98,367	90,514	5,641	(98,028)	96,494
Income from discontinued operations, net of taxes	—	1,873	—	—	1,873

Net income	$98,367	$92,387	$5,641	$(98,028)	$98,367

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

For the Year Ended August 31, 2004
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$69,770	$(111,753)	$16,944	$—	$(25,039)
Cash flows from investing activities:
Purchases of marketable securities held to maturity	—	—	—	—	—
Maturities of marketable securities held to maturity	5,096	—	—	—	5,096
Purchases of businesses, net of cash received	—	(23,847)	—	—	(23,847)
Purchases of property and equipment	(8,417)	(15,946)	(7,144)	—	(31,507)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	27	724	(1,639)	—	(888)
Funds received from project escrow cash	—	168,196	—	—	168,196
Funds deposited to project escrow cash	—	(166,734)	—	—	(166,734)
Funds received from escrow — LYONs	23,229	—	—	—	23,229
Funds deposited to escrow – LYONs	(23,229)	—	—	—	(23,229)
Proceeds from sale of assets	—	17,100	150	—	17,250

Net cash used in investing activities	(3,294)	(20,507)	(8,633)	—	(32,434)
Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—	—
Proceeds from issuance of debt	6,266	1,724	—	—	7,990
Deferred credit costs	(2,551)	—	—	—	(2,551)
(Repayment of) proceeds from loans and leases	(278,691)	(5,869)	(1,236)	—	(285,796)
Net repayments on revolving credit agreements	—	—	1,018	—	1,018
Changes in intercompany debt, receivables and payables	(78,832)	120,411	(41,579)	—	—
Issuance of common stock	246,157	—	—	—	246,157

Net cash provided by (used in) financing activities	(107,651)	116,266	(41,797)	—	(33,182)
Effects of foreign exchange rate changes on cash	—	—	(1,519)	—	(1,519)

Net decrease in cash	(41,175)	(15,994)	(35,005)	—	(92,174)
Cash from variable interest entities	—	—	879	—	879
Cash and cash equivalents at the beginning of the year	97,145	34,603	48,104	—	179,852

Cash and cash equivalents at the end of the year	$55,970	$18,609	$13,978	$—	$88,557

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

For the Year Ended August 31, 2003
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,453	$(313,152)	$98,697	$—	$(202,002)
Cash flows from investing activities:
Purchases of marketable securities held to maturity	(107,270)	—	—	—	(107,270)
Maturities of marketable securities held to maturity	157,126	—	—	—	157,126
Cash received from restricted and escrowed cash	—	—	38,465	—	38,465
Investment in subsidiaries, net of cash received	—	(22,633)	121	—	(22,512)
Purchases of property and equipment	(7,206)	(17,823)	(1,192)	—	(26,221)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	(765)	(214)	(1,864)	—	(2,843)
Proceeds from sale of assets	974	3,135	—	—	4,109

Net cash provided by (used in) investing activities	42,859	(37,535)	35,530	—	40,854
Cash flows from financing activities:
Purchase of treasury stock	(47,837)	—	—	—	(47,837)
(Repayment of) proceeds from loans and leases	(18,172)	4,144	—	—	(14,028)
Net repayments on revolving credit agreements	—	—	110	—	110
Changes in intercompany debt, receivables and payables	(253,871)	360,007	(106,136)	—	—
Issuance of common stock	500	—	—	—	500

Net cash provided by (used in) financing activities	(319,380)	364,151	(106,026)	—	(61,255)
Effects of foreign exchange rate changes on cash	—	—	491	—	491

Net increase (decrease) in cash	(264,068)	13,464	28,692	—	(221,912)
Cash and cash equivalents at the beginning of the year	361,213	21,139	19,412	—	401,764

Cash and cash equivalents at the end of the year	$97,145	$34,603	$48,104	$—	$179,852

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

For the Year Ended August 31, 2002
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,647	$179,277	$118,142	$—	$315,066
Cash flows from investing activities:
Purchases of marketable securities held to maturity	(128,585)	—	—	—	(128,585)
Maturities of marketable securities held to maturity	119,263	—	—	—	119,263
Investment in subsidiaries, net of cash received	(15,132)	(88,327)	795	—	(102,664)
Cash deposited into restricted and escrowed cash	—	—	(96,500)	—	(96,500)
Purchases of property and equipment	(49,383)	(20,974)	(3,589)	—	(73,946)
Purchase of real estate option	(12,183)	—	—	—	(12,183)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	2,000	(200)	(2,688)	—	(888)
Proceeds from sale of assets	—	717	—	—	717

Net cash used in investing activities	(84,020)	(108,784)	(101,982)	—	(294,786)
Cash flows from financing activities:
Purchase of treasury stock	(52,043)	—	—	—	(52,043)
(Repayment of) proceeds from loans and leases	(4,240)	553	(5,384)	—	(9,071)
Net repayments on revolving credit agreements	—	—	(2,959)	—	(2,959)
Changes in intercompany debt, receivables and payables	66,341	(61,687)	(4,654)	—	—
Issuance of common stock	2,262	—	—	—	2,262
Other	(163)	—	—	—	(163)

Net cash provided by (used in) financing activities	12,157	(61,134)	(12,997)	—	(61,974)
Effects of foreign exchange rate changes on cash	—	—	154	—	154

Net increase (decrease) in cash	(54,216)	9,359	3,317	—	(41,540)
Cash and cash equivalents at the beginning of the year	415,429	11,780	16,095	—	443,304

Cash and cash equivalents at the end of the year	$361,213	$21,139	$19,412	$—	$401,764

Item 9. Changes In And Disagreements On Accounting And Financial Disclosures

None.

Item 9a. Controls And Procedures.

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. During the three months ended August 31, 2004 covered by this Annual Report on Form 10-K, there were no changes in our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and the Chief Financial Officer have provided certain certifications to the SEC. These certifications accompanied this report when filed with the SEC, but are not set forth herein.

PART III

Item 10. Directors And Executive Officers Of The Registrant

Information regarding our directors and executive officers and our audit committee financial expert is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2005 and is incorporated herein by reference.

CORPORATE CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code of ethics is filed as an exhibit to this Annual Report on 10-K, and we intend to disclose any changes to or waivers from this code of ethics through future Form 8-K filing. Shareholders may request a free copy of this code from:

The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225) 932-2500
http://www.shawgrp.com

Item 11. Executive Compensation

Information regarding executive compensation is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2005 and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

Information regarding certain relationships and related transactions is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2005 and is incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

Information regarding principal accountant fees and services is to be included in our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Shareholders to be held in January 2005 and is incorporated herein by reference.

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

3. Exhibits.

3.1.	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).

3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

3.4	Amended and Restated By-Laws of the Company dated December 8, 1993 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as amended).

3.5	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.5	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.6	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

10.1	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.2	The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through January 30, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.3	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through March 8, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.4	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (No. 333-62856)).

10.5	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.6	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.7	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.8	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.9	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on From 10-K

for the fiscal year ended August 31, 2001).

10.10	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.11	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

10.12	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.13	Employment Agreement of David L. Chapman, Sr. Dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.14	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.15	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.16	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000).

10.17	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.18	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.19	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002).

10.20	Third Amended and Restated Credit Agreement dated March 17, 2003, by and among the Company, as borrower; Credit Lyonnais New York Branch, as a lender, swing line lender, an issuer and agent; Credit Lyonnais Securities, as joint arranger and sole book runner; Credit Suisse First Boston, as joint arranger; Harris Trust and Savings Bank and BNP Paribas, as co-syndication agents; U.S. Bank National Association, as documentation agent; and the other and the other lenders signatory thereto

(incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 19, 2003).

10.21	Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of May 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.22	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.23	Amendment No. 3 to Third Amended and Restated Credit Agreement dated January 30, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.24	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 11-K filed on June 24, 2004).

10.25	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2004).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2003 filed herewith.

21.1	Subsidiaries of The Shaw Group Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

24.1	Powers of Attorney (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

1.	On June 14, 2004, the Company filed a Current Report on Form 8-K to set forth therein a disclosure under Item 5 of Form 8-K concerning the Company’s announcement of an informal Securities and Exchange Commission (SEC) inquiry, specifically the Company’s related June 10, 2004, press release attached to the Form 8-K as Exhibit 99.1.

2.	On July 15, 2004, the Company furnished a Current Report on Form 8-K to set forth therein a disclosure under Item 12 of Form 8-K concerning the financial results of the Company for the third quarter ended May 31, 2004, specifically the Company’s related July 15, 2004, press release attached to Form 8-K as Exhibit 99.1.

3.	On July 21, 2004, the Company furnished a Current Report on Form 8-K/A to set forth therein a disclosure under Item 12 of Form 8-K to amend its Current Report on Form 8-K furnished on July 15, 2004, to correct disclosure in the Form 8-K concerning the Company’s domestic and international backlog figures and percentages set forth in Item 12 of the previously furnished Form 8-K.

SIGNATURES AND CERTIFICATIONS

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.
/s/ J. M. Bernhard, Jr.
By: J. M. Bernhard, Jr.
Chief Executive Officer Date: November 2, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. M. Bernhard, Jr. (J. M. Bernhard, Jr.)	Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)	November 2, 2004

/s/ Robert L. Belk (Robert L. Belk)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 2, 2004

/s/ T.A. Barfield (T.A. Barfield)	President and Chief Operating Officer (Principal Operating Officer and Director)	November 2, 2004

* (Albert McAlister)	Director	November 2, 2004

* (L. Lane Grigsby)	Director	November 2, 2004

* (David W. Hoyle)	Director	November 2, 2004

* (John W. Sinders, Jr.)	Director	November 2, 2004

* (James F. Barker)	Director	November 2, 2004

* (Charles E. Roemer, III)	Director	November 2, 2004

* By: /s/ Robert L. Belk Robert L. Belk		November 2, 2004
Attorney-in-Fact

Exhibit Index

3.1.	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).

3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

3.4	Amended and Restated By-Laws of the Company dated December 8, 1993 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as amended).

3.5	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.5	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.6	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

10.1	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.2	The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through January 30, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.3	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through March 8, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.4	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (No. 333-62856)).

10.5	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.6	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.7	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.8	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.9	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on From 10-K for the fiscal year ended August 31, 2001).

10.10	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.11	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

10.12	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.13	Employment Agreement of David L. Chapman, Sr. Dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.14	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.15	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.16	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000).

10.17	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.18	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.19	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002).

10.20	Third Amended and Restated Credit Agreement dated March 17, 2003, by and among the Company, as borrower; Credit Lyonnais New York Branch, as a lender, swing line lender, an issuer and agent; Credit Lyonnais Securities, as joint arranger and sole book runner; Credit Suisse First Boston, as joint arranger; Harris Trust and Savings Bank and BNP Paribas, as co-syndication agents; U.S. Bank National Association, as documentation agent; and the other and the other lenders signatory thereto (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 19, 2003).

10.21	Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of May 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.22	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.23	Amendment No. 3 to Third Amended and Restated Credit Agreement dated January 30, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.24	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 11-K filed on June 24, 2004).

10.25	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2004).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2003 filed herewith.

21.1	Subsidiaries of The Shaw Group Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

24.1	Powers of Attorney (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).