Form 10-Q
period 2004-11-30
SHAW GROUP INC
filed 2005-01-10
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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
Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☒ No☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date, is as follows:

Common stock, no par value, 64,082,779 shares outstanding as of January 7, 2005.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	(Unaudited)
	November 30,	August 31,
	2004	2004
Current assets:
Cash and cash equivalents	$42,403	$88,557
Restricted and escrowed cash	99,410	56,574
Accounts receivable, including retainage, net	462,359	451,393
Accounts receivable from unconsolidated entities	7,353	7,450
Inventories	77,335	80,073
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	396,414	384,011
Deferred income taxes	49,918	48,926
Prepaid expenses and other current assets	30,843	20,799

Total current assets	1,166,035	1,137,783
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	33,178	25,689
Property and equipment, less accumulated depreciation of $128,120 at November 30, 2004 and $122,221 at August 31, 2004	165,821	169,488
Goodwill	521,022	522,783
Deferred income taxes	15,858	20,597
Other assets	155,358	153,596

	$2,057,272	$2,029,936

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited)
	November 30,	August 31,
	2004	2004
Current liabilities:
Accounts payable	$305,025	$316,022
Accrued liabilities	160,817	143,930
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	359,095	357,472
Contract liability adjustments	14,252	17,347
Deferred revenue — prebilled	7,158	6,233
Current maturities of long-term debt	10,679	4,637
Short-term revolving lines of credit	7,768	5,983
Current portion of obligations under capital leases	2,099	2,113

Total current liabilities	866,893	853,737
Long-term debt, less current maturities	256,471	256,437
Obligations under capital leases, less current portion	4,303	4,736
Other liabilities	20,564	19,641

Commitments and contingencies	—	—

Minority interest	10,417	10,614

Shareholders’ equity:
Preferred stock, no par value, no shares issued and outstanding	—	—
Common stock, no par value, 69,412,243 and 69,101,493 shares issued, respectively; and 64,080,588 and 63,769,838 shares outstanding, respectively	755,642	750,077
Retained earnings	265,849	255,836
Accumulated other comprehensive loss	(12,540)	(15,157)
Unearned stock-based compensation	(10,414)	(6,072)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	898,624	884,771

	$2,057,272	$2,029,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	November 30,
	2004	2003
Revenues	$828,137	$646,940
Cost of revenues	751,749	635,329

Gross profit	76,388	11,611
General and administrative expenses	48,605	72,287

Operating income (loss)	27,783	(60,676)
Interest expense	(9,739)	(10,531)
Interest income	1,043	344
Loss on LYONs repurchase	—	(1,147)
Foreign currency transaction gains (losses), net	(1,181)	(1,666)
Other income (expense), net	(1,548)	(920)

	(11,425)	(13,920)

Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	16,358	(74,596)
Provision (benefit) for income taxes	5,730	(24,586)

Income (loss) before minority interest, earnings from unconsolidated entities and loss from discontinued operations	10,628	(50,010)
Minority interest, net of taxes	(144)	—
Earnings from unconsolidated entities, net of taxes	296	559

Income (loss) from continuing operations	10,780	(49,451)
Loss from discontinued operations, net of taxes	(767)	(141)

Net income (loss)	$10,013	$(49,592)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.17	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Net income (loss)	$0.16	$(1.07)

Diluted:
Income (loss) from continuing operations	$0.17	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Net income (loss)	$0.16	$(1.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$10,013	$(49,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,112	37,178
Loss from discontinued operations, net of taxes	767	141
Provision (benefit) for deferred income taxes	4,442	(24,690)
Stock-based compensation expense	1,010	131
Accretion of interest on discounted long-term debt	92	1,350
Amortization of deferred debt issue costs	1,116	1,371
Amortization of contract adjustments	(3,783)	(3,373)
Earnings from unconsolidated entities, net of taxes	(296)	(559)
Foreign currency transaction losses, net	1,181	1,666
Loss on repurchase of LYONs	—	1,147
Minority interest, net of taxes	144	—
Other operating activities, net	(12,799)	(37,010)

Net cash provided by (used in) operating activities	9,999	(72,240)

Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(4,942)
Purchase of property and equipment	(5,541)	(5,637)
Investments in and advances to unconsolidated entities and joint ventures	(5,964)	(1,000)
Distributions from unconsolidated entities	1,207	1,195
Proceeds from sale of property and equipment	79	—
Proceeds (disbursements) from sale of business, net	(356)	—
Cash received from restricted and escrowed cash	40,928	—
Cash deposited into restricted and escrowed cash	(83,764)	—
Deposits in escrowed cash for repurchase of LYONs	—	(218,500)
Withdrawal from escrowed cash for repurchase of LYONs	—	195,286
Maturities of marketable securities, held to maturity	—	5,096

Net cash used in investing activities	(53,411)	(28,502)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2004	2003
Cash flows from financing activities:
Repayment of debt and capital leases	$(662)	$(215,207)
Payments for financed insurance premiums	(2,472)	(2,247)
Proceeds from issuance of debt	8	1,472
Deferred credit costs	(714)	(955)
Issuance of common stock	274	217,623
Proceeds (repayments) from revolving credit agreements, net	1,785	1,547

Net cash (used in) provided by financing activities	(1,781)	2,233

Effects of foreign exchange rate changes on cash	(961)	458

Net decrease in cash and cash equivalents	(46,154)	(98,051)
Cash and cash equivalents – beginning of year	88,557	179,852

Cash and cash equivalents – end of period	$42,403	$81,801

Non-cash investing and financing activities:
Issuance of restricted stock	$5,291	$—

Financed insurance premiums	$8,663	$4,564

Property and equipment acquired under capital leases	$—	$318

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - General Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004, of The Shaw Group Inc., filed with the Securities and Exchange Commission on November 2, 2004.

The financial information of The Shaw Group Inc., its wholly-owned subsidiaries, its consolidated variable interest entities, and in some cases the proportionate share of its investment in joint ventures as of November 30, 2004 and for the three months ended November 30, 2004 and 2003, was not audited by our independent auditors. However, management believes it has made all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present its financial position and its results of operations as of and for these periods. Results of operations for the interim periods are not necessarily indicative of results of operations that will be realized for the fiscal year ending August 31, 2005.

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C) segment, Maintenance segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from our previously reported segments was to divide our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment (see Note 10). All historical segment information has been restated to reflect the new operating segments.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ materially from those estimates. On an ongoing basis, we review our estimates based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.

Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation.

Note 2 - Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, allows companies to account for stock-based compensation by either recognizing an expense for the fair value of stock-based compensation upon issuance or by the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Our stock-based compensation consists of the issuance of stock options and restricted stock.

We account for our stock-based compensation under APB No. 25, which provides that no stock-based compensation expense is recognized if stock options are granted at an exercise price equal to the market value of the underlying stock at the date of grant and all other provisions are fixed at the date of grant.

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

However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and earnings (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended
	November 30,
	2004	2003
Net income (loss) :
As reported	$10,013	$(49,592)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	702	88
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(2,069)	(1,156)

Pro forma	$8,646	$(50,660)

Basic earnings (loss) per share:
As reported	$0.16	(1.07)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.03)

Pro forma	$0.14	$(1.10)

Diluted earnings (loss) per share:
As reported	$0.16	$(1.07)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.03)

Pro forma	$0.14	$(1.10)

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	November 30,
	2004	2003
Dividend yield	0%	0%
Expected volatility	65%	67%
Risk-free interest rate	3.5%	3.1%
Expected life of options (in years)	5	5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The Black-Scholes model requires the use of highly subjective assumptions including the expected volatility of the underlying stock price. Changes in these subjective assumptions can materially affect the fair value estimates of our stock options. In addition, the Black-Scholes model does not consider specific vesting restrictions of the stock options and assumes the stock options are fully transferable. The characteristics of traded options under the Black-Scholes model differ from the characteristics of stock options issued under our stock option plans. In addition, SFAS No. 123 provides no discount for the restrictions placed on restricted stock grants and stock options.

We believe existing option pricing models do not provide a reliable single measure of the fair value of our stock options and the above pro forma disclosures under SFAS No. 123 do not necessarily reflect the effects on reported earnings for future years as options vest over several years and new awards are typically made.

Restricted Stock

Our 1993 Employee Stock Option Plan and 2001 Employee Incentive Compensation Plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of these restrictions, the shares must be returned to us. During the three months ended November 30, 2004 and 2003, we granted restricted stock of 205,500 shares and 358,000 shares, respectively, to certain employees including our Chief Executive Officer, Chief Financial Officer and our President and Chief Operating Officer. In addition, we agreed to issue to our Chief Executive Officer and our President and Chief Operating Officer future restricted stock awards under this employee stock plan totaling 211,800 shares and 98,000 shares for the three months ended November 30, 2004 and 2003, respectively. As of November 30, 2004, 232,800 shares of restricted stock are due to be issued at a future date. As of November 30, 2004, we have recorded unearned stock-based compensation as a component of shareholders’ equity of $10.4 million related to these restricted stock grants. This unearned stock-based compensation is being amortized to compensation expense over the period the restrictions lapse (generally 2 to 4 years). For the three months ended November 30, 2004, $0.9 million of stock-based compensation expense is included in general and administrative expenses and costs of revenues on the accompanying condensed consolidated statement of operations related to these restricted stock grants.

Note 3 – Public Capital Stock Transactions

On October 29, 2003, we issued 23 million shares of common stock at $10 per share with related transaction costs of approximately $12.5 million, generating net proceeds of $217.5 million. Approximately $194.7 million of the net proceeds were used to repurchase a portion of our outstanding Liquid Yield Option™ Notes or LYONs (see Note 8). The remaining net proceeds of $22.8 million plus interest earned were held in escrow until they were used to repurchase additional LYONs in May 2004.

Note 4 - Acquisitions

The operating results of acquisitions are included in our condensed consolidated financial statements from the applicable dates of the transactions. Proforma information has not been disclosed for the fiscal year 2004 acquisitions as the impact on an individual and aggregate basis is not deemed significant for the periods presented. During fiscal year 2004, we completed three acquisitions accounted for as purchases. No acquisition occurred during the first quarter of fiscal 2005. The purchase price allocation for one acquisition is preliminary and subject to revision up to one-year subsequent to the acquisition date. The following is a brief description of each acquisition.

Coastal Engineering and Environmental Consultants, Inc.

In October 2003, we acquired certain assets and the workforce of Coastal Engineering and Environmental Consultants, Inc. (Shaw Coastal) for a cost of $1.2 million. Shaw Coastal specializes in engineering and consulting for Coastal Erosion and Wetlands Restoration projects. Shaw Coastal has been integrated into our Environmental & Infrastructure segment. Approximately $1.4 million of goodwill was recorded related to this transaction, based on our final allocation of the purchase price. The final purchase price allocation also included $1.4 million in assets, $0.5 million in accounts payable and accrued liabilities and $1.1 million in bank debt.

LFG&E Acquisition

On September 30, 2003, we acquired certain assets and assumed certain liabilities of LFG&E International, Inc. (LFG&E) for cash of approximately $2.2 million. LFG&E provides gas well-drilling services to landfill owners and operators and has been integrated into our Environmental & Infrastructure segment. As of November 30, 2004, $3.2 million in goodwill has been recorded in our final allocation of the purchase price. The final purchase price allocation also included $1.5 million in assets, $1.3 million in accounts payable and accrued liabilities and $1.2 million in contract liability adjustments (see Note 5).

Energy Delivery Services, Inc.

Effective December 31, 2003, we acquired all of the common stock of Energy Delivery Services, Inc. (EDS) from Duke Energy Global Markets, Inc. for a total purchase price, including direct acquisition costs, of approximately $22.4 million of which $18.4 million was paid in cash and $4.0 million was paid through a transfer of the ownership of a portion of EDS’s receivables to the seller. In connection with this acquisition, we also acquired equipment under capital leases of approximately $5.4 million which is reflected as a purchase price adjustment during the third quarter of fiscal 2004. EDS, renamed Shaw EDS, provides a full line of vertical services to utility companies seeking to upgrade, install and maintain their power grids and was included in our Energy & Chemicals (E&C) segment. Our preliminary purchase price allocation includes approximately $12.6 million of goodwill, $11.9 million in accounts receivable, $9.6 million of equipment, $0.5 million in other assets, $0.5 million in cash, $5.4 million in capital lease obligations and $7.3 million of other liabilities.

Note 5 - Goodwill and Other Intangible Assets

Goodwill

The following table reflects the changes in the carrying value of goodwill from September 1, 2004 to November 30, 2004. Refer to Note 4 for a more detailed discussion of the accounting related to these acquisitions (in thousands):

Balance at September 1, 2004	$522,783
Currency translation adjustment	1,089
Purchase price adjustment - S&W acquisition	(3,902)
Allocation period adjustments:
Coastal acquisition	350
LFG&E acquisition	702

Balance at November 30, 2004	$521,022

During the three months ended November 30, 2004, we received a $3.9 million income tax refund. This income tax refund relates to income tax returns filed by Stone & Webster’s Canadian entities prior to our acquisition of the assets of Stone & Webster in fiscal 2000. Pursuant to the asset purchase agreement, we are entitled to the income tax refund; however, as the refund relates to income tax uncertainties existing as of the acquisition date, goodwill has been reduced to reflect the refund as of the acquisition date.

Goodwill associated with the EDS acquisition is preliminarily calculated as of November 30, 2004. This purchase price allocation may change for up to one-year subsequent to the acquisition date, as we have not obtained all of the valuations of the intangible assets purchased, nor have we completed all of our review and valuation procedures of the assets acquired and the liabilities assumed.

We had tax deductible goodwill of approximately $180.3 million and $184.4 million as of November 30, 2004 and August 31, 2004, respectively.

Other Intangible Assets

At November 30, 2004 and August 31, 2004, amortizable intangible assets, included in other assets, other than construction contract adjustments, consisted of proprietary ethylene technology acquired in the Stone & Webster transaction in fiscal 2000, ethyl benzene, cumene and styrene technologies acquired in the Badger Technologies acquisition in fiscal 2003, which are being amortized over fifteen to seventeen years on a straight-line basis, and patents acquired in the IT Group transaction in fiscal 2002 which are being amortized over ten years on a straight-line basis. Additionally, we recorded a customer relationship intangible related to the IT Group transaction, which is being amortized over ten years on a straight-line basis.

The gross carrying values and accumulated amortization of these amortizable intangible assets as of November 30, 2004 and August 31, 2004 are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross-Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at September 1, 2004	$42,548	$(8,941)	$2,016	$(470)
Quarterly amortization	—	(717)	—	(51)

Balance at November 30, 2004	$42,548	$(9,658)	$2,016	$(521)

The annual amortization for our intangible assets not associated with contract acquisition adjustments is $2.9 million through fiscal 2008, $2.8 million in fiscal 2009 and $2.6 million in fiscal 2010 related to the proprietary technologies, patents and trademarks and $0.2 million related to customer relationships for each fiscal year through 2010.

Contract Adjustments and Loss Reserves

The construction contract adjustments and contract loss reserves established in purchase accounting (related to the IT Group, Stone & Webster and LFG&E acquisitions) are recognized periodically as adjustments to cost of revenues.

The following table presents the additions to and utilization of contract adjustments and accrued contract loss reserves established in purchase accounting for the periods indicated (in thousands):

		Asset or	Cost of
	September 1,	Liability	Revenues	November 30,
Three Months Ended	2004	Increase/	Increase/	2004
November 30, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$—	$245	$(1,170)
Contract liability adjustments	17,347	—	(3,095)	14,252
Accrued contract loss reserves	5,878	—	(25)	5,853

Total	$21,810	$—	$(2,875)	$18,935

		Asset or	Cost of
	September 1,	Liability	Revenues	November 30,
Three Months Ended	2003	Increase/	Increase/	2003
November 30, 2003	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$—	$449	$(2,761)
Contract liability adjustments	32,551	—	(3,822)	28,729
Accrued contract loss reserves	9,858	—	(7,161)	2,697

Total	$39,199	$—	$(10,534)	$28,665

The decreases in the contract (asset), contract liability adjustments and accrued contract loss reserves for the three months ended November 30, 2004 and 2003 represent the utilization of allocation period adjustments related to the IT Group and Stone & Webster acquisitions.

The table above does not reflect $1.2 million in contract liability adjustments established in our final purchase accounting related to our LFG&E acquisition (see Note 4). We used a market based discounted cash flow approach to determine the contract adjustments and recognized utilization as costs were incurred on the related projects. The contract liability adjustments related to this acquisition were zero as of November 30, 2004 as costs of revenues were reduced during fiscal 2004 by $0.7 million with a remaining $0.5 million occurring during the three months ended November 30, 2004.

Contract (asset) adjustments are included in other current assets and accrued contract loss reserves are included in billings in excess of cost and estimated earnings on uncompleted contracts on the accompanying condensed consolidated balance sheets.

Other Long Lived Assets

During the first quarter of fiscal 2004, we recorded accelerated amortization of $29.4 million on certain software assets as a result of a successful implementation of new software systems, including the conversion of historical financial and operating data, which had not previously been contemplated. In August 2002, we had developed a preliminary plan to convert certain of our operating units to new software systems. As a result, at that time, we accelerated the amortization of certain software assets to be replaced based on the projected implementation plan and anticipated future use of the assets. Our conversion to the new software systems, including the development of certain new software packages, was completed earlier and was more substantial than originally planned. Because implementation was substantially complete by November 30, 2003, we concluded we should completely abandon our previous software platforms. As a result, we accelerated the amortization of certain software assets replaced and recorded the aforementioned amortization expense of $29.4 million to general and administrative expenses in the consolidated statements of operations in the first quarter of fiscal 2004.

Note 6 - Inventories and Other Assets

The major components of inventories were as follows as of the dates indicated (in thousands):

	November 30, 2004			August 31, 2004
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$24,053	$—	$24,053	$25,670	$—	$25,670
Raw Materials	3,807	44,439	48,246	3,974	45,861	49,835
Work In Process	645	4,391	5,036	722	3,846	4,568

	$28,505	$48,830	$77,335	$30,366	$49,707	$80,073

Included in non-current other assets is $23.9 million at November 30, 2004 and August 31, 2004 representing the value of the Pike project site, land and materials and equipment which we obtained in settlement of our claim in the bankruptcy proceeding of our customer in November 2003.

Note 7 - Unconsolidated Entities, Joint Ventures and Limited Partnerships

Variable Interest Entities

Effective May 31, 2004, we adopted the provisions of Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 to address certain FIN 46 implementation issues (FIN 46(R)). Prior to adopting FIN 46(R), we generally consolidated entities based on a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46(R) requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. A variable interest holder that consolidates the variable interest entity (VIE) is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIEs assets, liabilities and non-controlling interests as if it were consolidated based on a majority voting interest.

As of November 30, 2004, the total assets and liabilities before intercompany eliminations of those VIEs of which we are the primary beneficiary, and therefore are consolidated, were approximately $53.3 million and $36.0 million, respectively. The total assets and liabilities of those VIEs for which we have a variable interest but are not the primary beneficiary were approximately $293.5 million and $245.4 million, respectively. As of August 31, 2004, the total assets and liabilities before intercompany eliminations of those VIEs of which we are the primary beneficiary were approximately $47.6 million and $35.2 million, respectively. The total assets and liabilities of those

VIEs for which we have a variable interest but are not the primary beneficiary were approximately $37.2 million and $13.7 million, respectively.

In addition to the variable interest entities disclosed in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004, of The Shaw Group Inc. filed with the Securities and Exchange Commission on November 2, 2004, including ShawNass Middle East, W.L.L., Badger Licensing, L.L.C. and PFH Management, L.L.C., the following disclosure provides new VIEs or significant changes in the status of VIEs as of and for the three months ended November 30, 2004:

Consolidated VIEs

•	In August 2004, Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. We have a 50% equity interest in this entity. We have concluded this entity is a VIE and we are the primary beneficiary as we are obligated to absorb the majority of the expected losses and the expected residual returns, if any. This entity had total assets and liabilities of $2.6 million and $3.4 million, respectively, as of November 30, 2004 which are reflected in our E&I segment. The assets and liabilities as of August 31, 2004 were not material. The creditors of this entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses consists of our equity interest and notes receivables with accrued interest totaling $2.9 million as of November 30, 2004.

Unconsolidated VIEs (Equity Method Accounting)

•	In August 2004, we contributed cash of $3.8 million to Little Rock Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military housing for Air Force personnel and their families under a design, build and rental housing contract in Little Rock, Arkansas. We have concluded that Little Rock Family Housing, LLC is a VIE. Under the arrangement, Little Rock Family Housing, L.L.C. is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. We account for Little Rock Family Housing, L.L.C. under the equity method. As of November 30, 2004, our maximum exposure to loss consisted of our equity interest of $4.7 million. In October 2004, Little Rock Family Housing, L.L.C. successfully obtained financing of approximately $65.3 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of November 30, 2004, this entity had total assets and liabilities of approximately $76.1 million and $66.5 million, respectively. The assets and liabilities as of August 31, 2004 were not material.

•	In October 2004, we contributed cash of $5.0 million to Hanscom Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military housing for Air Force personnel and their families under a design, build and rental housing contract twenty miles northwest of Boston, Massachusetts. We have concluded that Hanscom Family Housing LLC is a VIE. Under the arrangement, Hanscom Family Housing, L.L.C. is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. We account for Hanscom Family Housing, L.L.C. under the equity method. As of November 30, 2004, our maximum exposure to loss consisted of our equity investment of $5.0 million. In October 2004, Hanscom Family Housing, L.L.C. successfully obtained financing of approximately $168.2 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of November 30, 2004, this entity had total assets and liabilities of $183.1 million and $169.6 million, respectively. The assets and liabilities as of August 31, 2004 were not material.

From time to time, we enter into joint ventures to bid and propose on specific contracts. If the contract is ultimately awarded to the joint venture entity, certain modifications to the operating agreements are often made and initial working capital investments are then made by each joint venture partner. If a contract is not awarded, the joint venture is dissolved and our investment is expensed. Typically, the activity in these joint ventures is initially limited to bid and proposal costs and are not material. We will continue to monitor these joint ventures, but will generally defer the decision as to whether these entities require consolidation under FIN 46(R) until contracts are awarded.

Some of our unconsolidated entities have operating agreements that allow for changes in ownership interests and allocation of profits and losses if certain events should occur. These changes, should they occur, would require us to reconsider whether these entities meet the definition of a VIE, as well as the determination of the primary beneficiary, if any, in accordance with FIN 46(R).

Unconsolidated Entities, Joint Ventures and Limited Partnerships

The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method except for one which is accounted for at cost. Upon adoption of FIN 46(R), some of our unconsolidated entities, including Shaw Nass Middle East, W.L.L., were determined to be VIEs for which we are the primary beneficiary. These entities were consolidated as of May 31, 2004 and the results of their operations are consolidated for the three months ended November 30, 2004. For the three months ended November 30, 2003, their operating results were reflected in earnings (losses) from unconsolidated entities.

	November 30,	August 31,
	2004	2004
Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):
EntergyShaw, L.L.C.	$(2,223)	$(2,311)
Shaw-YPC Piping (Nanjing) Co., Ltd.	1,219	1,447
Stennis joint venture	4,188	3,928
PFH Management, L.L.C.	4,813	4,733
Little Rock Family Housing, LLC	4,679	4,054
Hanscom Family Housing, LLC	4,989	—
Nordic	1,930	1,930
Other	10,468	8,796

	30,063	22,577
Long-term advances to and receivables from unconsolidated entities (in thousands):
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081
Other	34	31

	3,115	3,112

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$33,178	$25,689

Earnings (losses) from unconsolidated entities, net of taxes, are summarized as follows (in thousands):

	Three Months Ended
	November 30,
	2004	2003
Shaw Nass Middle East, W.L.L.	$—	$(129)
EntergyShaw, L.L.C.	57	53
Shaw YPC Piping (Nanjing) Co., Ltd.	(227)	(158)
Stennis joint venture	156	171
PFH Management, L.L.C.	48	—
Little Rock Family Housing, LLC	376	—
Hanscom Family Housing, LLC	—	—
Nordic	—	—
Other	(114)	622

	$296	$559

Shaw Nass was consolidated effective May 31, 2004. There were no contributions or distributions for the three months ended November 30, 2004 and 2003 for Shaw Nass.

Our EntergyShaw, L.L.C. (“EntergyShaw”) joint venture was created in fiscal 2001 to focus on the construction of power plants in North America and Europe. There were no contributions or distributions for the three months ended November 30, 2004 and 2003. Subsequent to November 30, 2004, we and our joint venture partner funded this joint venture’s negative investment balance and the joint venture distributed substantially all of its cash to our subsidiary, Stone & Webster, in fulfillment of project related obligations. The joint venture’s balance sheet currently reflects a project warranty reserve with no other significant amounts on the joint venture’s balance sheet.

In connection with the IT Group acquisition, we acquired an investment in the Stennis joint venture in our E&I segment. We have a 45% equity interest in this joint venture which provides facility management services to the Stennis Space Center in Mississippi. There were no distributions in the three months ended November 30, 2004 and 2003 for this joint venture.

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

In connection with our housing privatization joint ventures, we made equity contributions of approximately $6.0 million during the three months ended November 30, 2004. There were no equity contributions for the three months ended November 30, 2003. As of November 30, 2004, we are also scheduled to make additional equity contributions of approximately $2.8 million for the remainder of fiscal 2005; however, the exact timing of these equity contributions is uncertain, as they are dependent on the progress of the underlying projects. As of November 30, 2004, the scheduled additional equity contributions reflect a reduction of our total estimated contributions in fiscal 2005 based on our expectations that certain projects will require less equity contributions than original estimates or such projects have been delayed.

Note 8 — Long-term Debt

Long-term debt consisted of (in thousands):

	November 30,	August 31,
	2004	2004
10.75% $253 million Senior Notes	$250,547	$250,459
LYONs Convertible Securities	869	864
Note payable for insurance premiums	7,331	1,140
Note payable of a VIE secured by real estate	4,039	4,067
Other notes payable	4,364	4,544

Total debt	$267,150	$261,074
Less: current maturities	(10,679)	(4,637)

Total long-term portion of debt	$256,471	$256,437

During the three months ended November 30, 2004, we financed insurance premiums of $8.7 million which will be paid monthly over the next eight months.

The estimated fair value of long-term debt, excluding capital leases, as of November 30, 2004 and August 31, 2004 was approximately $289.9 million and $253.8 million, respectively, based on recent sales of such debt.

For the three months ended November 30, 2004 and 2003, we recognized, $1.1 million and $1.4 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our Senior Notes, LYONS and the Credit Facility. As of November 30, 2004 and August 31, 2004, unamortized deferred financing fees related to the Senior Notes and the Credit Facility were approximately $10.9 million and $11.3 million, respectively.

Senior Notes

On March 17, 2003, we issued and sold $253 million aggregate principal amount at maturity of 10.75% Senior Notes due 2010, or Senior Notes, which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows us to repurchase all or a portion of the notes at prices stipulated by the Senior Notes.

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

LYONs Convertible Securities

Effective May 1, 2001, we issued and sold $790 million (including $200 million to cover over-allotments) of 20-year, zero-coupon, unsecured, convertible debt, Liquid Yield Option(TM) Notes, or LYONs. During fiscal 2003 and 2004, we repurchased LYONs through various tender offers and private purchases and as a result, $0.9 million of accreted value remains outstanding at November 30, 2004.

The holders of the remaining LYONs have the right to require us to repurchase the LYONs on May 1, 2006, May 1, 2011 and May 1, 2016 at the then accreted value ($1.1 million at May 1, 2016). We have the right to fund such repurchases with shares of our common stock at the current market value, cash, or a combination of common stock and cash.

Revolving Lines Of Credit

Our primary Credit Facility, dated July 2000, was amended and restated on March 17, 2003 and extended for a three year term from that date. On October 17, 2003, we amended our Credit Facility to increase the credit limit from $250 million to $300 million and to amend certain of the covenants contained therein. During fiscal 2004, certain financial covenants were amended again under the Credit Facility.

The Credit Facility provides for both revolving credit loans and letters of credit within the $300 million limit. We have previously used the Credit Facility to provide working capital and to fund fixed asset purchases, acquisitions and investments in joint ventures.

Under the Credit Facility, interest is computed, at our option for each draw, using either the defined base rate or the defined LIBOR rate, plus an applicable margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The applicable margin is adjusted pursuant to a pricing grid based on ratings by Standard and Poor’s Rating Services and Moody’s Investor Services for the Credit Facility or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility loans may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) 0% to 1.50% over the base rate. On November 30, 2004, the interest rate on the Credit Facility would have been either 6.5% (if the base rate index had been chosen) or 5.3% (if the LIBOR rate index had been chosen). On November 30, 2004, we had outstanding letters of credit of approximately $217.2 million under our Credit Facility. There were no borrowings under our Credit Facility as of November 30, 2004. Fees associated with these letters of credit were approximately $1.8 million and $1.0 million for the three months ended November 30, 2004 and 2003, respectively.

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

We also have the ability to obtain unsecured performance letters of credit outside of the Credit Facility of up to $150 million.

The Credit Facility, as amended, contains certain financial covenants, including:

•	A maximum leverage ratio of 3.5x through May 31, 2005 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations (Adjusted EBITDA). The minimum Adjusted EBITDA covenant requires a trailing twelve months of EBITDA of $110 million; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

The Credit Facility also imposes restrictions on annual capital expenditures to 25% of annual EBITDA, as defined, among other restrictions.

As of November 30, 2004, we were in compliance with the covenants contained in the Credit Facility, as amended.

The leverage ratio limits the amount of cash that we can borrow. As of November 30, 2004, the maximum amount that we could borrow under the leverage ratio is approximately $162.2 million, subject to the overall availability under the Credit Facility which was $82.8 million as of November 30, 2004, after consideration for outstanding letters of credit.

As of November 30, 2004 and August 31, 2004, our foreign subsidiaries had short-term revolving lines of credit available totaling approximately $17.6 million and $16.1 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $3.9 million and $2.5 million, respectively, at a weighted average interest rate of approximately 5.25% at November 30, 2004 and 4.25% at August 31, 2004. These subsidiaries also had outstanding letters of credit under these lines of $3.5 million and $3.5 million, at November 30, 2004 and August 31, 2004, respectively, leaving $10.2 million of availability under these lines at November 30, 2004.

As of November 30, 2004 and August 31, 2004, one of our consolidated VIEs had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.9 million and $3.5 million, respectively, at a weighted average interest rate of 6.25% and 5.75%, respectively, and we guarantee the debt.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	November 30,
	2004	2003
Net income (loss)	$10,013	$(49,592)
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	2,300	2,676
Plus: reclassification adjustment for realized losses included in net income (loss)	495	—
Unrealized net gains (losses) on hedging activities, net of taxes	(178)	380

Total comprehensive income (loss)	$12,630	$(46,536)

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Australian and Canadian dollars and the Euro. The gains for the three months ended November 30, 2004 and 2003 are primarily the result of the strengthening of the British pound and the Euro in relation to the U.S. dollar.

Our hedging activities, which are generally limited to foreign exchange transactions, during the three months ended November 30, 2004 and 2003, were not material.

Note 10 — Business Segments

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C) segment, Maintenance segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from our previously reported segments is the division of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment. We allocated goodwill between the newly created business segments using the relative fair value of each segment’s operations based on the estimated discounted operating cash flows of the segments.

The following table presents information about segment results of operations and assets for the periods indicated. Certain reclassifications have been made to conform the November 2003 financial information to the November 2004 presentation basis (in thousands):

				Fabrication,
				Manufacturing and
	E&C	Maintenance	E&I	Distribution	Corporate	Total
Three Months Ended November 30, 2004
Revenues from external customers	$266,452	$191,249	$331,266	$39,170	$—	$828,137
Intersegment revenues	197	926	232	9,442	—	10,797
Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	10,980	(2,068)	24,168	3,543	(20,265)	16,358

Three Months Ended November 30, 2003
Revenues from external customers	$135,267	$149,912	$316,843	$44,918	$—	$646,940
Intersegment revenues	634	79	393	69	—	1,175
Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	(59,931)	5,715	19,849	(357)	(39,872)	(74,596)

Total assets as of:
November 30, 2004	$718,601	$70,123	$599,161	$283,664	$446,966	$2,118,515
August 31, 2004	703,044	70,177	582,908	276,822	454,792	2,087,743

Corporate allocates depreciation which is included in the segment results of operations above while the assets remain at the Corporate level. The total allocated deprecation is as follows (in thousands):

				Fabrication,
				Manufacturing
				and
	E&C	Maintenance	E&I	Distribution	Corporate	Total
Three Months Ended November 30, 2004	$806	$279	$874	$74	$(2,033)	$—
Three Months Ended November 30, 2003	$2,467	$477	$343	$73	$(3,360)	$—

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

	November 30,	August 31,
	2004	2004
Total segment assets	$2,118,515	$2,087,743
Elimination of intercompany receivables	(9,040)	(10,360)
Income tax amounts not allocated to segments	(52,513)	(47,275)
Other consolidation adjustments and eliminations	310	(172)

Total consolidated assets	$2,057,272	$2,029,936

Note 11 — Earnings (Loss) Per Common Share

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.

	Three Months Ended
	November 30,
	2004	2003
Basic:
Income (loss) from continuing operations	$10,780	$(49,451)
Loss from discontinued operations, net of taxes	(767)	(141)

Net income (loss)	$10,013	$(49,592)

Weighted average common shares	63,273	46,147

Income (loss) from continuing operations per common share	$0.17	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Basic net income (loss) per common share	$0.16	$(1.07)

Dilutive:
Income (loss) from continuing operations	$10,780	$(49,451)
Discontinued operations, net of taxes	(767)	(141)

Net income (loss) for diluted computation	$10,013	$(49,592)

Weighted average common shares (basic)	63,273	46,147
Effect of dilutive securities:
Stock options	468	—
Restricted stock	977	—

Adjusted weighted average common shares and assumed conversions	64,718	46,147

Diluted income (loss) from continuing operations per common share	$0.17	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Diluted net income (loss) per common share	$0.16	$(1.07)

Weighted-average incremental shares excluded from the calculation of diluted income (loss) per share because they were antidilutive were as follows (in thousands):

	Three Months Ended
	November 30,
	2004	2003
Stock Options	3,822	4,752
LYONs convertible debt	70	2,670

Note 12 — Claims on Major Projects

Claims are amounts in excess of the original contract price (or original contract price adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross margin or reduces gross loss on the related projects in the periods the claims are reported. Claims receivable are included in costs in excess of estimated earnings and billings on uncompleted contracts on the accompanying condensed consolidated balance sheets.

If we collect amounts different than the amounts that we have recorded as claims receivable, that difference will be recognized as income or loss. Timing of claim collections is uncertain and depends on negotiated settlements, trial date scheduling and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our claims receivable within the next twelve months.

The following disclosure provides a summary and update of significant changes, if any, from August 31, 2004, related to our significant claims. Readers should refer to Note 20 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on November 2, 2004 for a more detailed description of each claim.

A summary of our net claims receivable position on the projects discussed below is as follows (in millions):

	November 30,	August 31,
	2004	2004
Receivables from owners under contract terms	$114.0	$114.0
Reimbursement of letter of credit draws by owners	46.8	46.8
Recorded claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	75.8	77.4
Less: Liquidated damages recorded in contract costs	(16.7)	(16.7)
Less: Amounts we collected by drawing letters of credit	(42.1)	(42.1)

Net claims receivable from owners
Net claims receivable	$177.8	$179.4

Subsequent to November 30, 2004, we reached settlements related to certain of these disputes. These settlements resulted in net cash proceeds to us of approximately $26.0 million. These settlement amounts were approximately the amount of the recorded claims receivable related to these disputes, and, therefore, did not result in a material gain or loss and will reduce our recorded net claims receivable from owners, equipment vendors, subcontractors and others for costs incurred of $74.7 million as shown above.

Covert & Harquahala Projects

During the three months ended November 30, 2004, the arbitration proceedings with the owners have been bifurcated, at our request, whereby arbitration regarding the owners’ assessment of liquidated damages is scheduled for April 2005, while arbitration regarding claims for additional work is scheduled for the Fall of 2005. Additionally, we have filed a detailed statement of claims to the arbitration board specifying our claims against the turbine manufacturer on the Covert project. We continue to participate in preliminary settlement discussions with the turbine manufacturer related to our claims.

Subsequent to November 30, 2004, we reached a settlement with the equipment manufacturer on the Harquahala project and received a cash payment of $11.9 million. This settlement reduces our net claims receivable for these two projects to $65.0 million.

We continue to believe we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of arbitration.

Wolf Hollow Project

During the first quarter of fiscal 2005, the arbitration hearing against the heavy equipment manufacturer scheduled for January 31, 2005 was rescheduled to May 2005.

We continue to believe that we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of arbitration.

Other

Subsequent to November 30, 2004, we reached a settlement related to a project to construct a chemical processing facility in Freeport, Texas and received a cash payment related to the settlement.

Marcus Hook Project

In addition to the claims discussed above, one of our engineering, procurement and construction (EPC) projects with FPL-Energy (“FPLE”) for a combined-cycle cogeneration plant and auxiliary boiler facility in Marcus Hook, Pennsylvania, was delayed for various reasons. Each party commenced legal proceedings against the other for various claims. Shortly thereafter, the parties entered into a Standstill Agreement which would allow the parties time to attempt to resolve their disputes. This Standstill Agreement provided that the parties withdraw their lawsuits. The parties are continuing attempts to resolve these issues.

We believe any amounts that we incur related to this project, including legal costs to pursue issues with any subcontractors and vendors, are recoverable from FPLE under the terms of the EPC contract. However, FPLE has disputed whether the costs are fully reimbursable.

We cannot provide absolute assurance as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE, or with the subcontractors.

Accounts Receivable

In addition to claims on major projects, accounts receivable on the accompanying consolidated balance sheets as of November 30, 2004 and August 31, 2004 include the following:

	November 30,	August 31,
	2004	2004
Amounts included in accounts receivable (in thousands):

Unbilled accounts receivable	$9,428	$10.532
Retainage	54,229	59,080

Unbilled accounts receivables become billable according to the contract terms which vary significantly but usually consider the passage of time, achievement of certain milestones or completion of the project. We believe that substantially all such unbilled amounts will be billed and collected over the next twelve months. Retainage represents amounts that are typically withheld from progress billings by our customers until the completion of a project and, in some instances, for even longer periods. Retainage may also be subject to specific restriction conditions such as performance or fulfillment guarantees (see Note 14).

Note 13 — New Accounting Pronouncements

FASB Statement No. 123R — “Share-Based Payment”

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards.

This Statement is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods that begin on or after June 15, 2005 (effective September 1, 2005 for us). We have not yet determined the effect the new Statement will have on our condensed consolidated financial statements as we have not completed our analysis; however, we expect the adoption of this Statement to result in a reduction of net income which may be material.

Note 14 — Contingencies and Commitments

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We typically attempt to limit our exposure under these penalty provisions or liquidated damage claims to the contractual fee related to the work; however, in certain instances we can be exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are considered in determining the gross margin on certain contracts subject to negotiation with these parties and/or subject to litigation.

Contingencies Related to the Stone & Webster and IT Group Acquisitions

We believe that, pursuant to the terms of the acquisition agreements, we assumed only certain specified liabilities in the Stone & Webster and IT Group Acquisitions. We believe that liabilities excluded from these acquisitions include liabilities associated with certain contracts in progress, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations, including but not limited to, Stone & Webster’s U.S. defined benefit plan (collectively, the excluded items). We, however, cannot provide assurance that we have no exposure with respect to the excluded items because, among other things, the bankruptcy courts related to both acquisitions have not finalized their validation of claims filed with the court. The final amount of assumed liabilities may change as a result of the validation of the claims process; however, we believe, based on our review of claims filed, that any such adjustment to the assumed liabilities will not be material.

Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At November 30, 2004 and August 31, 2004 the amount of outstanding letters of credit was approximately $220.7 million and $219.0 million, respectively.

During the three months ended November 30, 2003, customers who had been issued letters of credit in connection with certain contracts received payments under outstanding letters of credit of $14.1 million which we reimbursed our lenders. These draws relate to the claims and contract disputes discussed in Note 12. There were no such payments for the three months ended November 30, 2004. Of the amount of outstanding letters of credit at November 30, 2004, $190.3 million are issued to customers in connection with contracts. Of the $190.3 million, five customers held $139.8 million or 73% of the outstanding letters of credit. The largest amount of outstanding letters of credit issued to a single customer on a single project is $48.8 million.

We have also provided guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheets. At November 30, 2004 and August 31, 2004, we had guaranteed approximately $0.4 million and $0.7 million of bank debt or letters of credit and $77.1 million and $69.9 million of performance bonds with respect to our unconsolidated joint ventures, respectively. We would generally be required to perform under these guarantees in the event of default by the joint venture. No liabilities were recorded related to these guarantees as of November 30, 2004.

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

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of even an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenue on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as class actions by the Court.

In addition, two shareholder derivative actions, styled as Jonathan Nelson v. J.M. Bernhard, Jr., et al. and Larry F. Reusche v. Tim Barfield, Jr., et al., have been filed based on essentially the same allegations as the purported class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of the Company, name certain of our directors and current and former officers as defendants, and name the Company as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the misconduct alleged in the purported class action lawsuits, and that certain defendants sold company stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought. These derivative lawsuits have been stayed indefinitely by a court order as of December 14, 2004.

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

In the normal course of business, we become involved in various litigation matters including claims by third parties for alleged property damages, personal injuries, and other matters. We have estimated our potential exposure, net of insurance coverage, and have recorded reserves in our financial statements as appropriate. We do not anticipate that the differences between our estimated outcome of these claims and future actual settlements could have a material effect on our financial position or results of operations.

Note 15 — Assets Held for Sale, Discontinued Operations and Costs Associated with Exit and Disposal Activities

During the first quarter of fiscal 2005, we began marketing for sale a fabrication facility located in Shreveport, Louisiana in addition to another fabrication facility classified as an asset held for sale since fiscal 2004. These fabrication facilities had a carrying value of $4.1 million and $1.8 million as of November 30, 2004 and August 31, 2004, respectively, and are included in other current assets on the accompanying condensed consolidated balance sheets. The carrying value of these assets held for sale reflects the fair value of the assets after consideration of selling costs.

On August 31, 2004, we sold the assets of our hanger and pipe support businesses for $1.3 million in cash proceeds. Revenues and losses from discontinued operations before taxes from these discontinued operations were $2.3 million and $0.2 million for the three months ended November 30, 2003.

In connection with the sale of our Fabrication, Manufacturing and Distribution segment’s hanger and pipe support businesses, we have incurred disposal costs of approximately $0.5 million for the three months ended November 30, 2004. These disposal costs consist primarily of accrued contract costs associated with vacating leased facilities during the three months ended November 30, 2004. These disposal costs are included in the loss from discontinued operations, net of taxes, on the accompanying condensed consolidated statement of operations for the three months ended November 30, 2004.

In addition, during the three months ended November 30, 2004, the E&C segment executed a defined plan to reorganize and relocate employees within its Canadian operations. The plan will be completed in January 2005 and modifications to this reorganization plan are not expected. As a result, all employees in one of our locations were notified of the relocation and termination plan which included the timing of scheduled severances beginning in October 2004. We recorded an initial accrued severance liability of $0.8 million for which $0.3 million was paid during the three months ended November 30, 2004; the $0.8 million is reflected in income from continuing operations on the accompanying condensed consolidated statement of operations.

We also sold the assets and certain liabilities of two E&I foreign subsidiaries located in the United Kingdom during the three months ended November 30, 2004. In connection with the sale of these assets, we made cash disbursements, net of proceeds received, of $0.3 million. A loss on the disposal of these assets of $1.7 million was recorded and is included in other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended November 30, 2004.

Note 16 — Restricted and Escrowed Cash

In connection with the EPC project to build a combined-cycle power plant in Astoria, New York, we established a cash account with which we have joint authority with another party to the contract (the Project Account). For the duration of the project, all payments received from the project owner are deposited directly into the Project Account to be used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross margin on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has upon certain triggering events, sole control over the Project Account. Any withdrawals from this Project Account require the approval of both the Guarantor and us. As of November 30, 2004 and August 31, 2004, restricted cash related to this EPC contract was $98.2 million and $55.4 million, respectively. The project is scheduled to be completed in calendar 2006.

Additionally, as of November 30, 2004 and August 31, 2004, we had $1.2 million and $1.2 million, respectively, in escrow related to a foreign project that we agreed to deposit the advance payment of the customer into an escrow cash account.

Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.

Note 17 — Pension and Other Post Retirement Benefit Plans

In December 2003, the FASB issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132-R). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information and is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years ending after June 15, 2004.

Components of Net Periodic Benefit Cost

The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we have sponsored:

	Three Months Ended
	November 30,
	2004	2003
Service cost	$649	$589
Interest cost	1,602	1,414
Expected return on plan assets	(1,590)	(1,382)
Amortization of net loss	440	471
Other	61	76

Total net periodic benefit cost	$1,162	$1,168

The total net periodic benefit cost related to other benefits for the three months ended November 30, 2004 and 2003 was not material.

Employer Contributions

We expect to contribute $4.4 million to our pension plans in fiscal 2005. As of November 30, 2004, $1.1 million in contributions have been made.

Note 18 — Subsequent Event

Effective December 31, 2004, we sold the assets of one of our E&C segment subsidiaries, Power Technologies, Inc., for cash proceeds of $14.0 million. We estimate the gain on the sale to be approximately $4 million to $6 million.

Note 19 — Unaudited Condensed Consolidating Financial Information

The following presents unaudited condensed consolidating financial information with respect to our financial position as of November 30, 2004 and August 31, 2004 and the results of our operations and cash flows for the three months ended November 30, 2004 and 2003.

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of November 30, 2004
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$534,168	$537,632	$175,414	$(81,179)	$1,166,035
Intercompany line of credit	—	134,475	—	(134,475)	—
Investment in subsidiaries and joint ventures	725,306	49,361	10,450	(751,939)	33,178
Intercompany notes receivable	2,540	4,114	2,690	(9,344)	—
Property and equipment	33,267	106,425	26,129	—	165,821
Goodwill	—	486,071	34,951	—	521,022
Other assets	43,750	147,474	7,650	(27,658)	171,216

Total Assets	$1,339,031	$1,465,552	$257,284	$(1,004,595)	$2,057,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$42,041	$767,565	$130,252	$(72,965)	$866,893
Intercompany line of credit	132,958	—	1,517	(134,475)	—
Long-term debt and leases	251,824	3,602	5,348	—	260,774
Intercompany long-term debt	—	2,697	6,655	(9,352)	—
Other non-current liabilities	13,584	29,369	14,165	(36,554)	20,564

Total Liabilities	440,407	803,233	157,937	(253,346)	1,148,231

Minority Interest	—	—	—	10,417	10,417

Total Shareholders’ Equity	898,624	662,319	99,347	(761,666)	898,624

Total Liabilities & Shareholders’ Equity	$1,339,031	$1,465,552	$257,284	$(1,004,595)	$2,057,272

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2004
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$428,061	$607,182	$168,912	$(66,372)	$1,137,783
Intercompany line of credit	—	39,611	—	(39,611)	—
Investments in subsidiaries and joint ventures	713,737	41,903	10,725	(740,676)	25,689
Intercompany notes receivable	2,300	2,562	—	(4,862)	—
Property and equipment	34,776	110,810	25,221	(1,319)	169,488
Goodwill	—	488,405	34,378	—	522,783
Other assets	50,208	145,613	14,374	(36,002)	174,193

Total Assets	$1,229,082	$1,436,086	$253,610	$(888,842)	$2,029,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$40,832	$743,896	$136,700	$(67,691)	$853,737
Intercompany line of credit	38,277	—	1,334	(39,611)	—
Long-term debt and capital leases	251,865	3,512	5,796	—	261,173
Intercompany long-term debt	—	—	4,862	(4,862)	—
Other non-current liabilities	13,337	29,003	13,303	(36,002)	19,641

Total Liabilities	344,311	776,411	161,995	(148,166)	1,134,551

Minority interest	—	—	—	10,614	10,614

Total Shareholders’ Equity	884,771	659,675	91,615	(751,290)	884,771

Total Liabilities & Shareholders’ Equity	$1,229,082	$1,436,086	$253,610	$(888,842)	$2,029,936

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2004
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$766,359	$64,714	$(2,936)	$828,137
Cost of revenues	—	700,544	54,339	(3,134)	751,749

Gross profit	—	65,815	10,375	198	76,388
General and administrative expenses	12,448	30,153	6,035	(31)	48,605

Operating income (loss)	(12,448)	35,662	4,340	229	27,783

Other income (expenses)	12,423	(22,775)	(844)	(229)	(11,425)
Equity in earnings (losses) of subsidiaries	10,013	(19)	—	(9,994)	—

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,988	12,868	3,496	(9,994)	16,358

Provision (benefit) for income taxes	32	7,331	(1,633)	—	5,730

Income before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,956	5,537	5,129	(9,994)	10,628

Minority Interest	—	—	—	(144)	(144)

Earnings (losses) from unconsolidated entities, net of taxes	57	466	(227)	—	296

Income from continuing operations	10,013	6,003	4,902	(10,138)	10,780

Loss from discontinued operations, net of taxes	—	(767)	—	—	(767)

Net income	$10,013	$5,236	$4,902	$(10,138)	$10,013

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2003
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$584,543	$72,572	$(10,175)	$646,940
Cost of revenues	—	580,424	65,080	(10,175)	635,329

Gross profit	—	4,119	7,492	—	11,611
General and administrative expenses	28,759	37,695	5,833	—	72,287

Operating income (loss)	(28,759)	(33,576)	1,659	—	(60,676)

Other income (expenses)	28,734	(38,004)	(2,165)	(2,485)	(13,920)
Equity in earnings (losses) of subsidiaries	(49,592)	2,937	—	46,655	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(49,617)	(68,643)	(506)	44,170	(74,596)

Provision (benefit) for income taxes	28	(24,434)	(180)	—	(24,586)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(49,645)	(44,209)	(326)	44,170	(50,010)

Minority Interest	—	—	—	—	—

Earnings (losses) from unconsolidated entities, net of taxes	53	793	(287)	—	559

Income (loss) from continuing operations	(49,592)	(43,416)	(613)	44,170	(49,451)

Loss from discontinued operations, net of taxes	—	(141)	—	—	(141)

Net income (loss)	$(49,592)	$(43,557)	$(613)	$44,170	$(49,592)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended November 30, 2004
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$7,115	$(3,729)	$6,613	$—	$9,999

Cash flows from investing activities:
Purchase of property and equipment	(932)	(3,109)	(1,500)	—	(5,541)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	—	(4,757)	—	—	(4,757)
Cash received from restricted and escrowed cash	—	40,928	—	—	40,928
Cash deposited into restricted and escrowed cash	—	(83,764)	—	—	(83,764)
Proceeds from sale of assets	—	79	(356)	—	(277)

Net cash used in investing activities	(932)	(50,623)	(1,856)	—	(53,411)

Cash flows from financing activities:
Repayment of debt and capital leases	(170)	(100)	(392)	—	(662)
Payments for financed insurance premiums	(2,472)	—	—	—	(2,472)
Proceeds from issuance of debt	—	8	—	—	8
Net proceeds (repayments), including deferred issue costs, on revolving credit agreements	(714)	—	1,785	—	1,071
Changes in intercompany debt, receivables and payables	(38,685)	45,094	(6,409)	—	—
Issuance of common stock	274	—	—	—	274

Net cash provided by (used in) financing activities	(41,767)	45,002	(5,016)	—	(1,781)

Effects of foreign exchange rate changes on cash	—	—	(961)	—	(961)

Net decrease in cash and cash equivalents	(35,584)	(9,350)	(1,220)	—	(46,154)
Cash and cash equivalents - beginning of period	55,970	18,609	13,978	—	88,557

Cash and cash equivalents - end of period	$20,386	$9,259	$12,758	$—	$42,403

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended November 30, 2003
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(19,555)	$(44,159)	$(8,526)	$—	$(72,240)

Cash flows from investing activities:
Maturities of marketable securities held to maturity	5,096	—	—	—	5,096
Purchases of businesses, net of cash received	—	(4,942)	—		(4,942)
Purchase of property and equipment	(4,331)	(927)	(379)	—	(5,637)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	—	195	—	—	195
Deposits in escrowed cash for repurchase of LYONs	(218,500)	—	—	—	(218,500)
Withdrawal from escrowed cash for repurchase of LYONs	195,286	—	—	—	195,286

Net cash used in investing activities	(22,449)	(5,674)	(379)	—	(28,502)

Cash flows from financing activities:
Repayment of debt and capital leases	(212,990)	(1,526)	(691)	—	(215,207)
Payments for financed insurance premiums	(1,004)	(1,243)	—	—	(2,247)
Proceeds from issuance of debt	—	1,472	—	—	1,472
Net proceeds (repayments), including deferred issue costs, on revolving credit agreements	(955)	—	1,547	—	592
Changes in intercompany debt, receivables and payables	(11,752)	39,712	(27,960)	—	—
Issuance of common stock	217,623	—	—	—	217,623

Net cash provided by (used in) financing activities	(9,078)	38,415	(27,104)	—	2,233

Effects of foreign exchange rate changes on cash	—	—	458	—	458

Net decrease in cash and cash equivalents	(51,082)	(11,418)	(35,551)	—	(98,051)
Cash and cash equivalents — beginning of period	97,145	34,603	48,104	—	179,852

Cash and cash equivalents — end of period	$46,063	$23,185	$12,553	$—	$81,801

PART I — FINANCIAL INFORMATION

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of November 30, 2004, and the results of their operations for the three months ended November 30, 2004 and 2003, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on November 2, 2004.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our significant Engineering, Procurement and Construction projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	any non-compliance with the covenants in our Credit Facility, indenture relating to our Senior Notes and indemnity agreements with our sureties and our ability to obtain waivers and/or amendments;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to collateralize letters of credit upon non-compliance with covenants in our Credit Facility;

•	covenants in our Credit Facility and indenture relating to our Senior Notes and bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the SEC and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	limitation or expiration of the Price-Anderson Act’s nuclear contractor indemnification authority;

•	changes in environmental laws and regulations;

•	risks associated with our military housing privatizations;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets acquired through acquisitions or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	provisions in articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions; and

•	market prices of our equity securities have changed significantly and could change further.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 2, 2004 for the fiscal year ended August 31, 2004, as well as the other reports and registration statements filed by us with Securities and Exchange Commission and under “Forward Looking Statements” on our website. These documents are available free of charge from the Securities and Exchange Commission (the “SEC”) or from our Investor Relations department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

General

We are a leading global provider of comprehensive services to the power, process and environmental and infrastructure industries. We are a vertically-integrated provider of comprehensive engineering, procurement, pipe fabrication, construction and maintenance services to the power and process industries. We also provide services to the environmental, infrastructure and homeland security markets, including consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster Incorporated transaction in late fiscal 2000 and the IT Group Inc. transaction in fiscal 2002. Our fiscal 2004 revenues were approximately $3.1 billion and our backlog at November 30, 2004 was approximately $5.4 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 17,800 people.

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C) segment, Maintenance segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution segment. The primary change from our previously reported segments is the division of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment (see Note 10 to our condensed consolidated financial statements).

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

Critical Accounting Policies

Item 7 included in Part II of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 2, 2004 for the fiscal year ended August 31, 2004 presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on November 2, 2004.

Results of Operations

A substantial portion of our revenue and profit, particularly for our E&C and E&I segments, is derived from engineering, procurement and construction (EPC) projects. Some of these projects may span several years from start to finish. We recognize revenue and margin for these contracts on the percentage-of-completion method which requires estimates of the total revenue and total costs at completion as well as the progress towards completion.

These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve.

As large projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affecting execution and often include estimates for resolution of disputes between us and our customers, subcontractors or equipment suppliers that may be settled in negotiations or through arbitration, mediation or other legal methods.

The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. Therefore, our discussion of results for each of our segments often includes disclosure of significant changes in major projects and their impact on our results.

The following tables present, for the periods indicated, summary revenues, gross profit (loss) and gross profit (loss) percentages for each of our segments (in millions):

	Three Months Ended
	November 30,
	2004	2003
Revenues:
E&I	$331.3	$316.8
E&C	266.4	135.3
Maintenance	191.2	149.9
Fabrication, Manufacturing and Distribution	39.2	44.9

Total revenue	$828.1	$646.9

Gross profit:
E&I	$46.1	$43.3
E&C	21.4	(45.4)
Maintenance	0.8	8.7
Fabrication, Manufacturing and Distribution	8.1	5.0

Total gross profit	$76.4	$11.6

Gross profit percentage:
E&I	13.9%	13.7%
E&C	8.0	(33.6)
Maintenance	0.4	5.8
Fabrication, Manufacturing and Distribution	20.8	11.1
Total gross profit percentage	9.2%	1.8%

The following table presents our revenues by industry sector:

	Three Months Ended
	November 30,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$331.3	40%	$316.8	49%
Power Generation	340.1	41	194.6	30
Process Industries	141.9	17	120.5	19
Other Industries	14.8	2	15.0	2

	$828.1	100%	$646.9	100%

The following table presents our revenues by geographic region:

	Three Months Ended
	November 30,
	2004		2003
Geographic Region	(In Millions)%		(In Millions)%
United States	$699.1	85%	$549.2	85%
Asia/Pacific Rim	60.2	7	38.4	6
Middle East	24.7	3	6.1	1
Canada	21.8	3	20.6	3
Europe	12.1	1	30.6	5
South America and Mexico	7.5	1	1.3	—
Other	2.7	—	0.7	—

	$828.1	100%	$646.9	100%

Our backlog by segment is as follows:

	November 30, 2004		August 31, 2004
	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,625.8	49%	$2,856.4	50%
E&C	1,191.3	22	1,340.2	23
Maintenance	1,427.0	26	1,453.6	25
Fabrication, Manufacturing and Distribution	147.4	3	115.8	2

	$5,391.5	100%	$5,766.0	100%

Our backlog by industry sector is as follows:

	November 30, 2004		August 31, 2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,625.8	49%	$2,856.4	50%
Power Generation	2,049.3	38	2,176.7	38
Process Industries	681.0	12	723.2	12
Other Industries	35.4	1	9.7	—

	$5,391.5	100%	$5,766.0	100%

Executive Summary

The first quarter of fiscal 2005 reflects revenue growth compared to the first quarter of fiscal 2004 primarily as a result of increased activity in the power generation market driven by activity on two combined-cycle power plants in our E&C segment. Our E&C and Maintenance revenues were also positively impacted by consistent demand for clean fuels and maintenance services, and transmission and distribution revenues from our Shaw EDS subsidiary which was acquired in the second quarter of fiscal 2004. E&I segment revenues were positively impacted for the first quarter of fiscal 2005 by revenues from disaster relief and construction services in the Southeast region of the United States along with services from U.S. Government customers in Iraq.

Gross profit for the first quarter of fiscal 2005 significantly increased compared to the first quarter of fiscal 2004 as the first quarter of fiscal 2004 included a pre-tax charge of $39.3 million related to the NEG projects. Excluding the NEG charge, gross profit for the first quarter of fiscal 2005 increased compared to the first quarter of fiscal 2004 primarily due to increased construction activity on two power plants, clean fuels projects and E&I disaster relief and construction service contracts. These increases were partially offset by the reversal of $4.5 million in revenue on our TVA nuclear restart project as a result of revised estimates of the project’s percentage-of-completion due to the additional scope of work during the first quarter of fiscal 2005.

Since August 31, 2004, our backlog has decreased approximately 6% as we execute under existing contracts in our backlog. The decrease was partially offset by awards and additional scope of work in our E&I segment and nuclear projects in our Maintenance segment.

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

Cash flows from operations were positive during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to the impact of working capital changes and the reduced impact of costs incurred prior to fiscal 2005 on major projects subject to claims (see Note 12 to our condensed consolidated financial statements). The improvement in cash flows from operations was offset by investing activities including capital expenditures, increased equity contributions during the first quarter of fiscal 2005 in support of our housing privatization initiatives and net deposits into restricted and escrowed cash. Financing activities were minimal during the first quarter of fiscal 2005.

We continue to believe fiscal 2005 total revenues will be higher than fiscal 2004 total revenues with improved gross profit in fiscal 2005 compared to fiscal 2004 before consideration of the NEG project charges incurred in the first quarter of fiscal 2004.

The following presents a comparison of our operating results (and certain other information) for the three months ended November 30, 2004 as compared with the three months ended November 30, 2003 for our four business segments:

E&I Segment

Revenues — E&I Segment

The increase in revenues of $14.5 million or 4.6% for the three months ended November 30, 2004 as compared to the three months ended November 30, 2003 is primarily attributable to:

•	project revenues of $19.8 million associated with providing disaster relief and construction services to federal customers in hurricane damaged areas during the first quarter of fiscal 2005;

•	project revenues of $16.1 million relating to services provided to U.S. Government customers in Iraq; and

•	revenue of $15.6 million relating to public works and logistic support services for the U.S. Army.

The increase in revenues for the three months ended November 30, 2004 was reduced by:

•	a decrease of $14.1 million in domestic federal environmental remediation work, including the Department of Defense due to delays in funding of domestic contract awards; and

•	an overall reduction in demand for construction services to commercial customers.

Gross Profit and Gross Profit Percentage — E&I Segment

Gross profit increased by $2.8 million while the gross profit percentage remained relatively consistent for the three months ended November 30, 2004 as compared to the three months ended November 30, 2003. The impact to the gross profit and gross profit percentage is primarily due to:

•	a reduction in estimated costs to complete a major fixed price contract as a result of cessation of certain operations at the request of the client which decreased our estimated project expenses resulting in an incremental $3.7 million increase in gross profit as compared to the prior year comparative period for this project, and favorably impacted gross profit by $8.7 million in the first quarter of fiscal 2005; and

•	an increase arising from project services provided to U.S. Government customers in Iraq and for disaster relief and construction services to federal customers in hurricane damaged areas.

The increases in gross profit and gross profit percentage were partially offset by contract losses due to project execution on certain commercial construction projects and contract losses on certain fixed price projects in our federal Mission Support Services business.

Backlog — E&I Segment

Backlog for the E&I segment as of November 30, 2004 is $2.6 billion as compared to $2.9 billion as of August 31, 2004. The decrease in backlog is primarily attributable to less than historical increases in scope of work on previously awarded contracts and reductions in contract backlog on lower margin multiple award construction contracts.

We anticipate our segment revenue will decrease in the second quarter of fiscal 2005 and increase in the later part of the fiscal year, reflecting the seasonal nature of our E&I operations. Additionally, we anticipate fiscal 2005 revenues to be down slightly from fiscal 2004 levels and we expect our gross profit to decrease in fiscal 2005 due to a change in the mix of work, with the completion of some of our large projects in fiscal 2004 and the expectation of new work in fiscal 2005 to be based on the current competitive environment in this industry sector.

E&C Segment

The following tables present E&C revenues from customers in the following industry sectors:

	Three Months Ended
	November 30,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$181.6	68%	$69.4	51%
Process Industries	80.0	30	57.3	43
Other Industries	4.8	2	8.6	6

	$266.4	100%	$135.3	100%

Revenues — E&C Segment

The increase of $131.1 million or 97% in segment revenue for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 is due to several contributing factors including:

•	engineering, procurement and construction activities on two combined-cycle power plants in Queens, New York and Mona, Utah;

•	increasing construction and EPC services to customers in the process industries;

•	engineering and procurement activities on several domestic clean fuels projects;

•	revenues of $34.9 million from Shaw EDS subsidiary which we acquired in the second quarter of fiscal 2004; and

•	a $39.3 million pre-tax charge which reduced revenue related to the Covert and Harquahala projects (the NEG projects) in the first quarter of fiscal 2004 with no such charge in the first quarter of fiscal 2005.

Gross Profit (Loss) and Gross Profit (Loss) Percentages — E&C Segment

For the three months ended November 30, 2004, the increase in gross profit and gross profit percentage as compared to the three months ended November 30, 2003 is due primarily to:

•	a $39.3 million pre-tax charge which reduced revenue related to the NEG projects in the first quarter of fiscal 2004 with no such charge in the first quarter of fiscal 2005.

•	increased activity on two new combined-cycle power plants in Queens, New York and Mona, Utah; and

•	gross profit from the acquisition of EDS which occurred in the second quarter of fiscal 2004.

The increase in gross profit and gross profit percentage for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 was partially offset by:

•	a negative impact of $0.8 million related to severance costs incurred in the restructuring of the segment’s Canadian operations; and

•	dispute resolution costs primarily related to the claims discussed in Note 12 of our notes to our condensed consolidated financial statements of $3.1 million for the first quarter of fiscal 2005 as compared to $1.1 million for the first quarter of fiscal 2004.

Backlog — E&C Segment

Segment backlog at November 30, 2004 was approximately $1.2 billion, compared with approximately $1.3 billion at August 31, 2004 and was comprised of the following:

	November 30, 2004		August 31, 2004
Industry Sector	(In Millions)%		(In Millions)%
Power Generation
Nuclear Power	$61.2	5%	$65.5	5%
Fossil Fuel	744.3	63	864.4	64
Other	23.4	2	34.9	3

Total Power Generation	828.9	70	964.8	72
Process Industries	362.4	30	373.0	28
Other Industries	—	—	2.4	—

Total E&C	$1,191.3	100%	$1,340.2	100%

E&C segment’s backlog decreased since August 31, 2004 primarily as a result of continued progress on two existing combined-cycle power plants during the first quarter of fiscal 2005. Backlog remained relatively consistent for the nuclear and process industry sectors with new awards reduced by work on existing projects. Although backlog has decreased since August 31, 2004, we have been experiencing increased bid and proposal activity for international projects in both the Asia-Pacific and the Middle East regions of the world during the first quarter of fiscal 2005.

Given the new awards in the power and process industries during fiscal 2004, we anticipate revenue for fiscal 2005 to be slightly higher than fiscal 2004. Gross profit percentage for the remaining quarters in fiscal 2005 are expected to be generally consistent with the first quarter of fiscal 2005.

Maintenance Segment

The following table presents revenue from Maintenance customers in the following industry sectors:

	Three Months Ended
	November 30,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Power Generation	$141.8	74%	$112.5	75%
Process Industries	48.9	26	37.3	25
Other Industries	0.5	—	0.1	—

	$191.2	100%	$149.9	100%

Revenues — Maintenance Segment

The increase of $41.3 million or 27.6% in segment revenue for the three months ended November 30, 2004 compared to the three months ended November 30, 2003, respectively, is due to an expansion in the type and amounts of maintenance services for two customers in the power market in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

On the TVA nuclear restart project, we are recording material performance incentives based primarily on schedule and cost savings on the project that will be ultimately determined and paid at the completion of the project which we estimate will occur in fiscal 2006. We have estimated the performance incentives that we expect to be paid, and we are recording the estimated amount in revenue and unbilled receivables on the percentage-of-completion method of accounting based on costs incurred to date as a percentage of estimated total project costs at completion of the project.

During the first quarter of fiscal 2005, we agreed to perform additional tasks related to the TVA nuclear restart project that were previously not included in our scope of work. These additional tasks will increase the contract value for the project by approximately 43% and add gross profit to our original project estimate. Due to the increase in the scope of the work on the project, our calculated percentage-of-completion at November 30, 2004 has decreased as compared to the percentage-of-completion calculated as of August 31, 2004, which resulted in the reversal of performance incentive revenues and gross profit previously recognized. However, the performance incentive revenues and gross profit amount reversed will be recognized as costs are incurred over the remaining contract term. In addition, in conjunction with the increase in our scope of work, we reduced our estimate of the total performance incentives expected to be earned on the project, which also resulted in a reversal of revenues and gross profit previously recognized. Although these reversals were offset by progress in percentage-of-completion achieved during the period, we recognized a net reduction in revenue and gross profit on the project of $4.5 million related to the performance incentive in the first quarter of fiscal 2005.

Demand for our maintenance services within the power market is seasonal and tends to be lower when power production needs are high during the summer and winter months with increased scheduled maintenance during other months of the year. As a result, revenues in the second quarter of fiscal 2005 are expected to be lower than revenues in the first quarter of fiscal 2005 but higher than the second quarter of fiscal 2004 due to the additional scope of work related to the TVA nuclear restart project and other maintenance contracts. Additionally, revenues in fiscal 2005 are expected to exceed fiscal 2004 revenues.

Gross Profit and Gross Profit Percentages — Maintenance Segment

For the three months ended November 30, 2004, the decrease in gross profit and gross profit percentage compared to the three months ended November 30, 2003 is due primarily to the reversal of revenue and gross profit related to the TVA nuclear restart project as discussed above.

Given the changes discussed above, we expect the gross profit percentage on the TVA nuclear restart project to be lower in future periods, as compared to the latter part of fiscal 2004, while total gross profit recorded will increase due to the additional scope of work.

Backlog — Maintenance Segment

Segment backlog at November 30, 2004 was approximately $1.4 billion compared with approximately $1.5 billion at August 31, 2004 and was comprised of the following:

	November 30, 2004		August 31, 2004
Industry Sector	(In Millions)%		(In Millions)%
Power Generation
Nuclear Power	$988.0	69%	$967.6	67%
Fossil Fuel	138.1	10	148.8	10
Other	33.6	2	23.8	1

Total Power Generation	1,159.7	81	1,140.2	78
Process Industries	264.4	19	313.3	22
Other Industries	3.0	—	0.1	—

Total Maintenance	$1,427.0	100%	$1,453.6	100%

Maintenance segment’s backlog has decreased slightly from August 31, 2004 due to progress on existing contracts primarily offset by the additional scope of work on the TVA nuclear restart project as discussed above and other nuclear project awards.

Fabrication, Manufacturing and Distribution Segment

Revenues — Fabrication, Manufacturing and Distribution Segment

The decrease in revenues of $5.7 million or 12.7% for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is primarily attributable to a decline in fabrication projects caused by reduced demand from the power generation market. This decrease in fabrication revenues was partially offset by an increase in fabrication revenues from the process industries (chemical, petro-chemical and refinery) which continued to comprise the majority of this segment’s total revenues for the first quarter of fiscal 2005. In addition, this segment experienced an increase in manufacturing revenues of $4.8 million or 43.6% from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to greater demand for our manufactured products as a result of shortages of these products in world markets. During the first quarter of fiscal 2005, revenue was also positively impacted by recent escalations in the price of steel for which material costs are passed through to the customer.

Segment revenues exclude intersegment revenues of $9.4 million for the first quarter of fiscal 2005 compared to less than $0.1 million in the first quarter of fiscal 2004. This increase in intersegment revenues reflects the shift in this segment’s revenues from external customers to supporting company-wide operations, specifically, our E&C and Maintenance segment projects.

Gross Profit and Gross Profit Percentage — Fabrication, Manufacturing and Distribution Segment

Gross profit for this segment has increased $3.1 million or 62.0% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The segment’s gross profit percentage of 20.8% for the first quarter of fiscal 2005 as compared to 11.1% for the first quarter of 2004 reflects the increased gross profit being realized on the segment’s manufacturing and distribution products in late fiscal 2004 and into the first quarter of fiscal 2005. This segment’s gross profit is impacted by intersegment revenues as they are eliminated from the Fabrication, Manufacturing and Distribution segment in consolidation while the related gross profit recognized on sales to external customers remains with the Fabrication, Manufacturing and Distribution segment. The increase in gross profit percentage for the first quarter of fiscal 2005 includes 4.0 percentage points of gross profit related to these intersegment revenues.

In addition, gross profit and gross profit percentage have also been positively impacted by the sale, reduction or ceasing of production at certain smaller facilities, consolidation of certain operations, and implementation of other cost savings programs within the segment which began in the first quarter of fiscal 2004.

Backlog — Fabrication, Manufacturing and Distribution Segment

Backlog for this segment has increased from $115.8 million at August 31, 2004 to $147.4 million at November 30, 2004. The increase in backlog reflects approximately $29.0 million in new contracts for an oil and gas customer for natural gas separation and a compression plant in Qatar. The increase in backlog was partially offset by work performed under existing contracts during the three months ended November 30, 2004.

Based on our market outlook, we expect revenues and gross profit to slightly increase for the second and third quarters of fiscal 2005 as a result of expected new contract awards and the continued shortage of materials available in the manufacturing and distribution market worldwide. We expect further improvement in revenues and gross profit in this segment for the remainder of fiscal 2005 given the recent increased demand.

Unconsolidated Entities

During the first quarter of fiscal 2005, we recognized earnings of $0.3 million as compared to earnings of $0.6 million for the first quarter of fiscal 2004 from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method.

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses were approximately $48.6 million for the three months ended November 30, 2004 compared with approximately $72.3 million for the three months ended November 30, 2003. General and administrative expenses for the three months ended November 30, 2003 included $29.4 million of amortization expense related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems (see Note 5 to our condensed consolidated financial statements). The $5.7 million increase in general and administrative expenses, excluding the $29.4 million of amortization, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 reflects increased expenses associated with our EDS acquisition as well as increased bid and proposal costs; however, general and administrative expenses excluding the $29.4 million accelerated amortization expense decreased as a percentage of revenue from 6.6% for the first quarter of fiscal 2004 to 5.9% of revenues for the first quarter of fiscal 2005.

Interest expense was $9.7 million for the first quarter of fiscal 2005 as compared to $10.5 million for the first quarter of fiscal 2004. This decrease was primarily attributable to a decrease in the amortization of financing fees related to the LYONS which were first tendered on May 1, 2004.

Interest income was $1.0 million for the first quarter of fiscal 2005 as compared to $0.3 million for the first quarter of 2004 due to interest income on higher escrowed and restricted cash balances during the first quarter of fiscal 2005.

Our effective tax rate was 35% for the first quarter of fiscal 2005 as compared to 33% for the first quarter of fiscal 2004. For the first quarter of fiscal 2005, the effective tax rate was impacted by a reduction of income from certain projects we expect to complete in fiscal 2005 related to our foreign entities which are not subject to federal income tax and the determination by us of our potential inability to utilize certain net operating losses in the foreseeable future that are currently being generated from some of our foreign subsidiaries.

We believe net deferred tax assets, net of valuation allowances, at November 30, 2004, amounting to $65.8 million, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances. As of November 30, 2004, we have classified $47.3 million of deferred tax assets related to net operating loss carryforwards, research and development, and foreign tax credits as noncurrent since we do not anticipate realization of these amounts in the next twelve months. The long-term deferred tax assets have been offset by long-term deferred tax liabilities resulting in a $15.9 million net long-term deferred tax asset as of November 30, 2004.

The loss from discontinued operations of $0.8 million and $0.1 million, net of tax, for the first quarters of fiscal 2005 and 2004, respectively, reflect discontinued operations and contract termination costs associated with the sale of our hanger engineering and pipe support businesses on August 31, 2004 (see Note 15 to our condensed consolidated financial statements).

Liquidity and Capital Resources

Credit Facilities

As of November 30, 2004, we have a $300 million Credit Facility that provides for both revolving credit loans and letters of credit within the $300 million limit. We primarily use this Credit Facility for the issuance of letters of credit which relate to our projects and are issued in the normal course of business. From time to time, we also use the Credit Facility for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. On November 30, 2004, we had outstanding letters of credit of approximately $217.2 million under our Credit Facility.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. As of November 30, 2004, we do not have outstanding borrowings under our Credit Facility. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

We also have the ability to obtain unsecured performance letters of credit outside of the Credit Facility of up to $150 million.

The Credit Facility, as amended, contains certain financial covenants, including:

•	A maximum leverage ratio of 3.5x through May 31, 2005 and 3.0x thereafter;

•	a minimum fixed charge coverage ratio of 2.0x;

•	a minimum net worth as defined by the Credit Facility;

•	a defined minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations (Adjusted EBITDA). The minimum Adjusted EBITDA covenant requires a trailing twelve months of EBITDA of $110 million; and

•	a minimum working capital ratio requirement, as defined by the Credit Facility, of 1.0 to 1.0.

The Credit Facility also imposes restrictions on annual capital expenditures to 25% of annual EBITDA, as defined, among other restrictions.

As of November 30, 2004, we were in compliance with the covenants contained in the Credit Facility, as amended.

The leverage ratio limits the amount of cash that we can borrow. As of November 30, 2004, the maximum amount that we could borrow under the leverage ratio is approximately $162.2 million, subject to the overall availability under the Credit Facility which was $82.8 million as of November 30, 2004, after consideration for outstanding letters of credit.

As of November 30, 2004 and August 31, 2004, our foreign subsidiaries had short-term revolving lines of credit available totaling approximately $17.6 million and $16.1 million, respectively. These subsidiaries had outstanding borrowings under these lines of approximately $3.9 million and $2.5 million, respectively, at a weighted average interest rate of approximately 5.25% at November 30, 2004 and 4.25% at August 31, 2004. These subsidiaries also had outstanding letters of credit under these lines of $3.5 million and $3.5 million, at November 30, 2004 and August 31, 2004, respectively, leaving $10.2 million of availability under these lines at November 30, 2004.

As of November 30, 2004 and August 31, 2004, one of our consolidated joint ventures had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.9 million and $3.5 million, respectively, at a weighted average interest rate of 6.25% and 5.75%, respectively, and we guarantee the debt.

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

As of November 30, 2004, we had cash and cash equivalents of $42.4 million and $82.8 million of availability under our $300 million Credit Facility to fund operations. We also have a shelf registration statement with $471 million available for the issuance of any combination of equity or debt securities if needed.

Since August 31, 2004, cash and cash equivalents decreased $46.2 million as a result of daily working capital needs, capital expenditure requirements and equity contributions related to our military housing privatization joint ventures. Cash and cash equivalents were also impacted by the timing of cash disbursements from project related restricted and escrowed cash accounts.

Management believes cash generated from operations and available borrowings under our Credit Facility will be sufficient to fund operations for the next twelve months. We also may use proceeds from the sale of certain assets and sales of equity or debt under our shelf registration to generate cash as needed.

Cash flow for three months ended November 30, 2004 versus three months ended November 30, 2003

Net cash provided by operations was approximately $10.0 million for the first quarter of fiscal 2005 as compared with cash used in operations of $72.2 million for the first quarter of fiscal 2004. For the first quarter of fiscal 2005, cash was adjusted for non-cash items including (i) depreciation and amortization of $8.1 million, (ii) interest accretion and loan fee amortization of $1.2 million, (iii) losses on foreign currency transactions of $1.2 million, (iv) stock-based compensation of $1.0 million, (v) provision for deferred income taxes of $4.4 million, (vi) minority interest of $0.1 million and (vii) loss from discontinued operations, net of taxes of $0.8 million. These increases in cash were offset by (i) amortization of purchase accounting contract liability adjustments of $3.8 million, (ii) earnings from unconsolidated entities of $0.3 million and (iii) other operating activities, net, of $12.8 million.

Normally, billings and cash receipts on EPC contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflow in the later stages of completion. As we are completing a number of large EPC contracts, normal contract execution has required a net use of cash. Cash flows from operations also included the receipt of a $3.9 million income tax refund related to the S&W acquisition in fiscal 2000 (see Note 5 to our condensed consolidated financial statements).

Further, we have been involved in various customer disputes, most significantly on the NEG and AES projects. Dispute resolution costs associated with these project claims were $3.1 million and $1.1 million for the first quarters of fiscal 2005 and 2004, respectively, and have and will continue to negatively impact cash flows from operations.

In fiscal 2005, we expect we will begin new EPC projects which will provide cash as down payments on such projects. However, the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash. We also expect to have a project nearing completion that will generate approximately $41 million in cash outflow, the majority of which will occur in fiscal 2005. Because of these projects, changes in working capital could be highly variable from one period to the next, although over an extended period of time, significant increases and decreases would tend to offset one another.

Net cash used in investing activities was approximately $53.4 million for the first quarter of fiscal 2005, as compared with net cash used of $28.5 million for the first quarter of fiscal 2004. During the first quarter of fiscal 2005, we purchased $5.5 million of property and equipment which is comparable to the $5.6 million invested in property and equipment for the three months ended November 30, 2003. For the first quarter of fiscal 2005, we made equity contributions to our military housing privatization joint ventures of $6.0 million and received $1.2 million in distributions from other unconsolidated entities and joint ventures. For the first quarter of fiscal 2004, $4.9 million of cash was used to acquire businesses while a net disbursement of $0.4 million was made in relation to the sale of certain assets during the first quarter of fiscal 2005. Additionally, during the first quarter of fiscal 2005, cash flows from investing activities were significantly impacted by the net deposit of $42.8 million in cash into restricted project cash accounts. For the first quarter of fiscal 2004, investing activities included a net deposit of $23.2 million into restricted and escrowed cash for the repurchase of LYONs debt (see Note 3 to our condensed consolidated financial statements).

Net cash used in financing activities totaled approximately $1.8 million for the first quarter of fiscal 2005 compared with $2.2 million of cash provided from financing activities for the same period in fiscal 2004. The net cash used in financing activities for the first quarter of fiscal 2005 reflects (i) $3.1 million in repayments of debt and capital leases, primarily offset by (ii) $1.8 million in net proceeds under revolving lines of credit and (iii) $0.3 million related to the issuance of common stock upon the exercise of stock options. For the first quarter of fiscal 2004, cash used in financing activities reflected (i) approximately $217.6 million in net proceeds from the issuance of our common stock in October 2003 with the majority of the proceeds used to purchase $217.5 million in outstanding LYONs in the first quarter of fiscal 2004 (ii) proceeds of $1.5 million from the issuance of debt and (iii) proceeds of $1.5 million from our revolving lines of credit.

Off Balance Sheet Arrangements

We provide financial guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on our balance sheet. (See Note 7 to our condensed consolidated financial statements.) At November 30, 2004, we had committed to guarantee $0.4 million of our bank debt or letters of credit with approximately $0.1 million outstanding as of November 30, 2004. We may also provide performance bonds with respect to our unconsolidated joint ventures. These performance bonds were $77.1 million as of November 30, 2004. We would generally be required to perform under these guarantees in the event of default by the joint venture(s). No amounts were recorded related to these guarantees as of November 30, 2004.

On a limited basis, performance assurances are extended to customers which guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, our maximum potential exposure would be the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances, certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At November 30, 2004, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$220.7	$26.5	$182.8	$0.9	$10.5
Surety bonds	497.6	314.1	162.4	0.3	20.8

Total Commercial Commitments	$718.3	$340.6	$345.2	$1.2	$31.3

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to November 30, 2004.

As of November 30, 2004 and August 31, 2004, we had total letters of credit of $220.7 million and $219.0 million, respectively. Of the amount of outstanding letters of credit at November 30, 2004, $190.3 million are issued to customers in connection with contracts. Of the $190.3 million, five customers held $139.8 million or 73% of the outstanding letters of credit. The largest amount of outstanding letters of credit issued to a single customer on a single project is $48.8 million. During the first quarter of fiscal 2004, we made a payment of $14.1 million to reimburse an issuer of our letters of credit which had a negative impact to our working capital and cash position. No such payments occurred during the first quarter of fiscal 2005.

As of November 30, 2004 and August 31, 2004, we had total surety bonds of $497.6 million and $438.3 million, respectively. The $59.3 million increase is due primarily to bonded liability on new projects for disaster relief and construction services in hurricane damaged areas.

Fees related to these commercial commitments were $2.9 million for the first quarter of fiscal 2005 as compared to $1.5 million for the first quarter of fiscal 2004 and were recorded in the accompanying condensed consolidated statements of operations.

See Note 8 to our condensed consolidated financial statements for a discussion of long-term debt.

Also see Note 14 to our condensed consolidated financial statements for a discussion of contingencies.

Recent Accounting Pronouncements

FASB Statement No. 123R — “Share-Based Payment”

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards.

This Statement is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods that begin on or after June 15, 2005 (effective September 1, 2005 for us). We have not yet determined the effect the new Statement will have on our condensed consolidated financial statements as we have not completed our analysis; however, we expect the adoption of this Statement to result in a reduction of net income which may be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk.

Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $300.0 million limit of this facility. At November 30, 2004, letters of credit of approximately $217.2 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. At November 30, 2004, the interest rate on our primary Credit Facility was either 6.5% (if the base rate index had been chosen) or 5.3% (if the LIBOR rate index had been chosen) with an availability of $82.8 million (see Note 8 to our condensed consolidated financial statements).

As of November 30, 2004, our variable rate debt was $6.0 million with a weighted average interest rate of 3.28%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.

The estimated fair value of long-term debt, excluding capital leases, as of November 30, 2004 and August 31, 2004 was approximately $289.9 million and $246.9 million, respectively, based on recent sales of such debt as of November 30, 2004 and August 31, 2004.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of November 30, 2004, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. During the first quarter of fiscal 2005, there were no changes in our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. During the first quarter of fiscal 2005, we created the following new positions which we expect will enhance our internal control structure over the Company’s accounting functions and disclosure controls and procedures: Chief Accounting Officer, Vice-President — Financial Reporting and Vice-President — Operations Controller.

PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth in Part 1, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 2, 2004 for the fiscal year ended August 31, 2004.

A summary of our net claims receivable position on the projects discussed below is as follows (in millions):

	November 30,	August 31,
	2004	2004
Receivables from owners under contract terms	$114.0	$114.0
Reimbursement of letter of credit draws by owners	46.8	46.8
Recorded claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	75.8	77.4
Less: Liquidated damages recorded in contract costs	(16.7)	(16.7)
Less: Amounts we collected by drawing letters of credit	(42.1)	(42.1)

Net claims receivable from owners
Net claims receivable	$177.8	$179.4

Subsequent to November 30, 2004, we reached settlements related to certain of these disputes. These settlements resulted in net cash proceeds to us of approximately $26.0 million. These settlement amounts were approximately the amount of the recorded claims receivable related to these disputes, and, therefore, did not result in a material gain or loss and will reduce our recorded net claims receivable from owners, equipment vendors, subcontractors and others for costs incurred of $74.7 million as shown above.

Covert & Harquahala Projects

During the three months ended November 30, 2004, the arbitration proceedings with the owners have been bifurcated, at our request, whereby arbitration regarding the owners’ assessment of liquidated damages is scheduled for April 2005, while arbitration regarding claims for additional work is scheduled for the Fall of 2005. Additionally, we have filed a detailed statement of claims to the arbitration board specifying our claims against the turbine manufacturer on the Covert project. We continue to participate in preliminary settlement discussions with the turbine manufacturer related to our claims.

Subsequent to November 30, 2004, we reached a settlement with the equipment manufacturer on the Harquahala project and received a cash payment of $11.9 million. This settlement reduces our net claims receivable for these two projects to $65.0 million.

We continue to believe we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of arbitration.

Wolf Hollow Project

During the first quarter of fiscal 2005, the arbitration hearing against the heavy equipment manufacturer scheduled for January 31, 2005 was rescheduled to May 2005.

We continue to believe that we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance to you as to the timing or outcome of these negotiations or results of arbitration.

Other

Subsequent to November 30, 2004, we reached a settlement related to a project to construct a chemical processing facility in Freeport, Texas and received a cash payment related to the settlement.

Marcus Hook Project

In addition to the claims discussed above, one of our engineering, procurement and construction (EPC) projects with FPL-Energy (“FPLE”) for a combined-cycle cogeneration plant and auxiliary boiler facility in Marcus Hook, Pennsylvania, was delayed for various reasons. Each party commenced legal proceedings against the other for various claims. Shortly thereafter, the parties entered into a Standstill Agreement which would allow the parties time to attempt to resolve their disputes. This Standstill Agreement provided that the parties withdraw their lawsuits. The parties are continuing attempts to resolve these issues.

We believe any amounts that we incur related to this project, including legal costs to pursue issues with any subcontractors and vendors, are recoverable from FPLE under the terms of the EPC contract. However, FPLE has disputed whether the costs are fully reimbursable.

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

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of even an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenue on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as class actions by the Court.

In addition, two shareholder derivative actions, styled as Jonathan Nelson v. J.M. Bernhard, Jr., et al. and Larry F. Reusche v. Tim Barfield, Jr., et al., have been filed based on essentially the same allegations as the purported class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of the Company, name certain of our directors and current and former officers as defendants, and name the Company as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the misconduct alleged in the purported class actions, and that certain defendants sold company stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought. These derivative lawsuits have been stayed indefinitely by court order as of December 14, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended November 30, 2004, there were no matters submitted by the Company to a vote of its security holders.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

A.	Exhibits.

	10.1	Form of Incentive Stock Option Agreement under the Company’s 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

	10.2	Form of Non-Qualified Stock Option Agreement under the Company’s 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

	10.3	Form of Restricted Stock Agreement under the Company’s 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

	10.4	Informal agreements to award shares of restricted stock (the descriptions of the agreements are incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on October 18, 2004).

	10.5	Flexible Perquisites Program for certain executive officers (the description of the Flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004).

	10.6	Amendment No. 4 to Third Amended and Restated Credit Agreement dated as of October 8, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2004).

	10.7	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004).

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

Dated: January 10, 2005	/s/ Robert L. Belk

Robert L. Belk
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.

EXHIBIT INDEX

Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 2004.

A.	Exhibits

	10.1	Form of Incentive Stock Option Agreement under the Company’s 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

	10.2	Form of Non-Qualified Stock Option Agreement under the Company’s 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

	10.3	Form of Restricted Stock Agreement under the Company’s 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

	10.4	Informal agreements to award shares of restricted stock (the descriptions of the agreements are incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on October 18, 2004).

	10.5	Flexible Perquisites Program for certain executive officers (the description of the Flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004).

	10.6	Amendment No. 4 to Third Amended and Restated Credit Agreement dated as of October 8, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2004).

	10.7	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004).

	31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).