Form 10-Q
period 2005-02-28
SHAW GROUP INC
filed 2005-04-05
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date, is as follows:

Common stock, no par value, 64,733,893 shares outstanding as of April 1, 2005.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	(Unaudited)
	February 28,	August 31,
	2005	2004
Current assets:
Cash and cash equivalents	$38,633	$88,557
Restricted and escrowed cash	122,320	56,574
Accounts receivable, including retainage, net	438,092	451,393
Accounts receivable from unconsolidated entities	602	7,450
Inventories	83,499	80,073
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	367,190	384,011
Deferred income taxes	45,656	48,926
Prepaid expenses and other current assets	26,245	20,799

Total current assets	1,122,237	1,137,783
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	43,928	25,689
Property and equipment, less accumulated depreciation of $132,842 at February 28, 2005 and $122,221 at August 31, 2004	163,765	169,488
Goodwill	513,278	522,783
Deferred income taxes	15,900	20,597
Other assets	154,162	153,596

	$2,013,270	$2,029,936

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited)
	February 28,	August 31,
	2005	2004
Current liabilities:
Accounts payable	$276,579	$316,022
Accrued liabilities	146,957	143,930
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	348,250	357,472
Contract liability adjustments	10,794	17,347
Deferred revenue – prebilled	7,376	6,233
Current maturities of long-term debt	7,914	4,637
Short-term revolving lines of credit	5,959	5,983
Current portion of obligations under capital leases	2,153	2,113

Total current liabilities	805,982	853,737
Long-term debt, less current maturities	258,876	256,437
Obligations under capital leases, less current portion	4,001	4,736
Other liabilities	21,231	19,641
Minority interest	12,793	10,614
Shareholders’ equity:
Common stock, no par value, 70,048,267 and 69,101,493 shares issued and 64,716,612 and 63,769,838 shares outstanding, respectively	760,631	750,077
Retained earnings	275,497	255,836
Accumulated other comprehensive loss	(12,384)	(15,157)
Unearned stock-based compensation	(13,444)	(6,072)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	910,387	884,771

	$2,013,270	$2,029,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Revenues	$763,460	$689,061	$1,591,597	$1,336,001
Cost of revenues	693,386	628,593	1,445,135	1,263,922

Gross profit	70,074	60,468	146,462	72,079
General and administrative expenses	49,085	44,878	97,690	117,165

Operating income (loss)	20,989	15,590	48,772	(45,086)
Interest expense	(9,747)	(9,118)	(19,486)	(19,649)
Interest income	1,416	456	2,459	800
Loss on LYONs repurchase	—	(56)	—	(1,203)
Foreign currency transaction losses, net	(1,044)	(2,593)	(2,225)	(4,259)
Other income (expense), net	2,367	162	819	(758)

	(7,008)	(11,149)	(18,433)	(25,069)
Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	13,981	4,441	30,339	(70,155)
Provision (benefit) for income taxes	4,885	1,506	10,615	(23,080)

Income (loss) before minority interest, earnings from unconsolidated entities and loss from discontinued operations	9,096	2,935	19,724	(47,075)
Minority interest, net of income taxes	(1,398)	(171)	(1,542)	(171)
Earnings (loss) from unconsolidated entities, net of income taxes	2,002	(276)	2,298	283

Income (loss) from continuing operations	9,700	2,488	20,480	(46,963)
Loss from discontinued operations, net of income taxes	(52)	(291)	(819)	(432)

Net income (loss)	$9,648	$2,197	$19,661	$(47,395)

Net income (loss) per common share:

Basic:
Income (loss) from continuing operations	$0.15	$0.04	$0.32	$(0.88)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Net income (loss)	$0.15	$0.04	$0.31	$(0.89)

Diluted:
Income (loss) from continuing operations	$0.15	$0.04	$0.31	$(0.88)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Net income (loss)	$0.15	$0.04	$0.30	$(0.89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	February 28 and 29,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$19,661	$(47,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,937	45,895
Loss from discontinued operations, net of taxes	819	432
Provision (benefit) for deferred income taxes	7,967	(25,983)
Stock-based compensation expense	1,949	792
Accretion of interest on discounted long-term debt	185	1,753
Amortization of deferred debt issue costs	2,272	2,402
Amortization of contract adjustments	(7,240)	(7,127)
Earnings from unconsolidated entities, net of taxes	(2,298)	(283)
Foreign currency transaction losses, net	2,225	4,259
Gain on sale of businesses, net	(264)	—
Loss on repurchase of LYONs	—	1,203
Minority interest, net of taxes	1,542	171
Other operating activities, net	(14,441)	(49,548)

Net cash provided by (used in) operating activities	28,314	(73,423)

Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(21,540)
Purchase of property and equipment	(10,953)	(10,999)
Investments in and advances to unconsolidated entities and joint ventures	(12,450)	(3,068)
Distributions from unconsolidated entities	2,633	—
Proceeds from sale of property and equipment	478	—
Proceeds from sale of businesses, net	13,023	—
Cash received from restricted and escrowed cash	95,136	58,035
Cash deposited into restricted and escrowed cash	(160,882)	—
Deposits in escrowed cash for repurchase of LYONs	—	(218,515)
Withdrawal from escrowed cash for repurchase of LYONs	—	195,286
Maturities of marketable securities, held to maturity	—	5,096

Net cash (used in) provided by investing activities	(73,015)	4,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	February 28 and 29,
	2005	2004
Cash flows from financing activities:
Repayment of debt and capital leases	$(4,096)	$(218,295)
Payments for financed insurance premiums	(5,917)	(5,019)
Proceeds from issuance of debt	6,036	1,472
Deferred credit costs	(771)	(1,959)
Issuance of common stock	1,404	217,526
(Repayments) proceeds from revolving credit agreements, net	(24)	2,337

Net cash used in financing activities	(3,368)	(3,938)

Effect of foreign exchange rate changes on cash	(1,855)	625

Net decrease in cash and cash equivalents	(49,924)	(72,441)

Cash and cash equivalents — beginning of year	$88,557	$179,852

Cash and cash equivalents — end of period	$38,633	$107,411

Non-cash investing and financing activities:
Issuance of restricted stock	$9,150	$5,413

Financed insurance premiums	$8,663	$4,564

Transfer of acquired accounts receivable to seller – EDS acquisition	$—	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed with the Securities and Exchange Commission on November 2, 2004.

The financial information of The Shaw Group Inc., including its wholly-owned subsidiaries, its consolidated variable interest entities, and in some cases the proportionate share of its investment in joint ventures as of February 28, 2005 and for the three and six month periods ended February 28, 2005 and February 29, 2004, was not audited by our independent auditors. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present its financial position and its results of operations as of and for these periods have been made.

Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year.

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

Note 2 – Stock-Based Compensation

Our Employee Stock Option Plans allow for the issuance of stock options and restricted stock to employees. We account for options issued under our stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which provides that no stock-based compensation expense is recognized if stock options are granted at an exercise price equal to the market value of the underlying stock at the date of grant and all other provisions are fixed at the date of grant. Our stock-based compensation consists of the issuance of stock options and restricted stock.

In addition, APB No. 25 provides that compensation expense related to restricted stock grants be measured at the market price of the stock on the date the restricted stock is granted, with no discount provided for the restrictions. The compensation expense is recognized over the periods benefited from the employees’ services which we believe is the period over which the restrictions lapse.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, we compute the pro forma option expense amounts using the Black-Scholes option pricing model as if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date. The impact to our net income (loss) and income (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Net income (loss) :
As reported	$9,648	$2,197	$19,661	$(47,395)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	681	462	1,383	570
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(2,099)	(2,356)	(4,178)	(4,356)

Pro forma	$8,230	$303	$16,866	$(51,181)

Basic earnings (loss) per share:
As reported	$0.15	$0.04	$0.31	$(0.89)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	0.01	0.02	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.04)	(0.07)	(0.08)

Pro forma	$0.13	$0.01	$0.26	$(0.96)

Diluted earnings (loss) per share:
As reported	$0.15	$0.04	$0.30	$(0.89)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	0.01	0.02	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.04)	(0.06)	(0.08)

Pro forma	$0.13	$0.01	$0.26	$(0.96)

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Expected volatility	65%	65%	65%	67%
Risk-free interest rate	3.7%	3.2%	3.5%	3.1%
Expected life of options (in years)	5	5	5	5

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that we measure the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value will be recognized as a non-cash cost over the period the employee is required to provide services. SFAS No. 123(R) is effective for the first interim or annual period beginning after June 15, 2005 (effective September 1, 2005 for us), and provides for two methods of transition: the modified retrospective method (we may restate compensation cost previously reported), and the modified prospective method (there is no restatement of compensation cost reported on a pro forma basis in prior fiscal years, although we may restate prior interim periods of the fiscal year in which SFAS No. 123(R) is adopted).

We have not yet determined the impact that SFAS No. 123(R) will have on our consolidated financial statements as we have not completed our analysis of the potential impact and we cannot predict the level of share-based payments granted in the future, but the adoption will result in a reduction of net income that may be material.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Restricted Stock

Our 1993 Employee Stock Option Plan and 2001 Employee Incentive Compensation Plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of these restrictions, the shares must be returned to us related to these restricted stock grants. This unearned stock-based compensation is being amortized to compensation expense over the period the restrictions lapse (generally one to four years).

The following table represents the shares that were granted and outstanding as of February 28, 2005 and August 31, 2004:

	February 28,	August 31,
	2005	2004
Restricted stock:
Granted	440,500	624,872
Outstanding	1,190,201	619,872
Future restricted stock awards:
Granted	211,800	98,000
Outstanding	—	98,000

These restricted stock awards were issued to certain employees, including our executive officers. As of February 28, 2005, we have recorded unearned stock-based compensation as a component of shareholders’ equity of $13.4 million. For the three and six months ended February 28, 2005, $0.8 million and $1.8 million of stock-based compensation expense is included in general and administrative expenses and cost of revenues on the accompanying condensed consolidated statements of operations related to these restricted stock grants as compared to $0.5 million and $0.5 million for the three and six months ended February 29, 2004.

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

Note 4 – Acquisitions

The operating results of acquisitions are included in our condensed consolidated financial statements from the applicable dates of the transactions. Pro forma information has not been disclosed for the fiscal year 2004 acquisitions as the impact on an individual and aggregate basis is not deemed significant for the periods presented. During fiscal 2004, we completed three acquisitions accounted for as purchases including Coastal Engineering and Environmental Consultants, Inc. (Coastal), LFG&E and Energy Delivery Services, Inc. (Shaw EDS). The purchase price allocations for these acquisitions are final as of February 28, 2005.

We finalized our purchase price allocation related to the Shaw EDS acquisition, included in our E&C segment, in the second quarter of fiscal 2005. The total purchase price of $22.4 million was allocated as follows: $11.8 million of goodwill, $0.9 million in other intangibles including tradename and customer relationships, $11.8 million in accounts receivable, $9.6 million of equipment, $0.5 million in other assets, $0.5 million in cash, $5.4 million in capital lease obligations and $7.3 million of other liabilities.

Note 5 – Goodwill and Other Intangible Assets

Goodwill

The following table reflects the changes in the carrying value of goodwill from September 1, 2004 to February 28, 2005 (in thousands):

Balance at September 1, 2004	$522,783
Currency translation adjustment	1,585
S&W tax refund	(3,902)
Allocation period adjustments:
Coastal acquisition	338
LFG&E acquisition	702
EDS acquisition	(937)
Sale of Shaw Power Technologies, Inc.	(7,291)

Balance at February 28, 2005	$513,278

During the first quarter of fiscal 2005, we received a $3.9 million income tax refund. This income tax refund relates to income tax returns filed by Stone & Webster’s Canadian entities prior to our acquisition of the assets of Stone & Webster in fiscal 2000. Pursuant to the asset purchase agreement, we are entitled to the income tax refund; however, as the refund relates to income tax uncertainties existing as of the acquisition date, goodwill has been reduced to reflect the refund as of the acquisition date.

During the second quarter of fiscal 2005, we sold the assets of Shaw Power Technologies, Inc. (PTI) for approximately $14 million in cash proceeds and recognized a $2.0 million gain on the sale, which reflects the reduction of goodwill of $7.3 million (see Note 16).

We had tax deductible goodwill of approximately $169.2 million and $184.4 million as of February 28, 2005 and August 31, 2004, respectively.

Other Intangible Assets

At February 28, 2005 and August 31, 2004, amortizable intangible assets, included in other assets, other than contract adjustments, consisted of proprietary ethylene technology, ethyl benzene, cumene and styrene technologies which are being amortized over fifteen to seventeen years and patents which are being amortized over ten years. We also amortize a customer relationship intangible over ten years. In connection with our final purchase price allocation of the EDS acquisition in the second quarter of fiscal 2005, we recorded tradename and customer relationship intangibles which are amortized over three and seven years, respectively. During the second quarter of fiscal 2005, our Badger Technologies, LLC variable interest entity (VIE) purchased Bisphenol-A (BPA) technology for $1.5 million which is being amortized over 15 years. All amortizable intangible assets are amortized using a straight-line method.

The gross carrying values and accumulated amortization of these amortizable intangible assets as of February 28, 2005 and August 31, 2004 are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross-Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at September 1, 2004	$42,548	$(8,941)	$2,016	$(470)
Quarterly amortization	—	(717)	—	(51)

Balance at November 30, 2004	42,548	(9,658)	2,016	(521)
Allocation period adjustments EDS	172	—	736	—
Additions	1,531	—	—	—
Quarterly amortization	—	(1,017)	—	(168)

Balance at February 28, 2005	$44,251	$(10,675)	$2,752	$(689)

During the three months ended February 28, 2005, in connection with the completion of our valuation of intangibles related to our acquisition of EDS, we recognized additional amortization of intangibles to reflect accumulated amortization as if the intangibles had been valued at the final purchase price allocation amounts as of the acquisition date.

The annual amortization for our intangible assets not associated with contract adjustments is approximately $3.0 million through fiscal 2010 related to the proprietary technologies, patents and trademarks and approximately $0.3 million through 2010 related to customer relationships.

Contract Adjustments and Accrued Contract Losses

The contract adjustments and accrued contract losses established in purchase accounting (related to the IT Group and Stone & Webster acquisitions) are recognized periodically as adjustments to cost of revenues.

The following table presents the additions to and utilization of contract adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

		Asset or	Cost of
	December 1,	Liability	Revenues	February 28,
	2004	Increase/	Increase/	2005
Three Months ended February 28, 2005	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(1,170)	$—	$246	$(924)
Contract liability adjustments	14,252	—	(3,458)	10,794
Accrued contract losses	5,853	—	(39)	5,814

Total	$18,935	$—	$(3,251)	$15,684

		Asset or	Cost of
	September 1,	Liability	Revenues	February 28,
	2004	Increase/	Increase/	2005
Six Months Ended February 28, 2005	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$—	$491	$(924)
Contract liability adjustments	17,347	—	(6,553)	10,794
Accrued contract losses	5,878	—	(64)	5,814

Total	$21,810	$—	$(6,126)	$15,684

		Asset or	Cost of
	December 1,	Liability	Revenues	February 29,
	2003	Increase/	Increase/	2004
Three Months ended February 29, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(2,761)	$—	$449	$(2,312)
Contract liability adjustments	28,729	—	(4,203)	24,526
Accrued contract losses	2,697	—	(1,430)	1,267

Total	$28,665	$—	$(5,184)	$23,481

		Asset or	Cost of
	September 1,	Liability	Revenues	February 29,
	2003	Increase/	Increase/	2004
Six Months Ended February 29, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$—	$898	$(2,312)
Contract liability adjustments	32,551	—	(8,025)	24,526
Accrued contract losses	9,858	—	(8,591)	1,267

Total	$39,199	$—	$(15,718)	$23,481

The decreases in the contract (asset) adjustments, contract liability adjustments and accrued contract losses for the three and six months ended February 28, 2005 and February 29, 2004 represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.

Accrued contract losses included in advance billings and billings in excess of cost and estimated earnings on Uncompleted Contracts for contracts not acquired in an acquisition were $6.5 million and $3.4 million as of February 28, 2005 and August 31, 2004, respectively.

Contract (asset) adjustments are included in other current assets and accrued contract losses are included in advance billings and billings in excess of cost and estimated earnings on uncompleted contracts.

Note 6 – Inventories and Other Assets

The major components of inventories were as follows (in thousands):

	February 28, 2005			August 31, 2004
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$25,112	$—	$25,112	$25,670	$—	$25,670
Raw Materials	5,212	46,561	51,773	3,974	45,861	49,835
Work In Process	1,356	5,258	6,614	722	3,846	4,568

	$31,680	$51,819	$83,499	$30,366	$49,707	$80,073

Included in non-current other assets is $20.7 million at February 28, 2005 and $23.9 million at August 31, 2004 representing the carrying value of the Pike project site, including land, materials and equipment, which we obtained in settlement of our claim in the bankruptcy proceeding of our customer in November 2003. During the three months ended February 28, 2005 we utilized $3.2 million of materials and equipment for projects.

Note 7 – Unconsolidated Entities, Joint Ventures and Limited Partnerships

Variable Interest Entities

In accordance with Financial Accounting Series Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” we have analyzed our unconsolidated entities, joint ventures and limited partnerships and applied the consolidation method of accounting for our investments in material Variable Interest Entities (VIEs) of which we are the primary beneficiary.

The following table represents the total assets and liabilities before intercompany eliminations of those VIEs of which we are the primary beneficiary, and therefore consolidate, and the total assets and liabilities before intercompany eliminations of VIEs of which we are not the primary beneficiary (in thousands):

	February 28, 2005	August 31, 2004
Primary Beneficiary:
Total assets	$63,158	$47,590
Total liabilities	34,055	35,165
Not Primary Beneficiary:
Total assets	$549,746	$37,171
Total liabilities	478,080	13,670

The following disclosure summarizes new or significant changes in the status of VIEs since August 31, 2004:

Consolidated VIEs

•	In August 2004, Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. We have a 50% equity interest in this entity. We have concluded this entity is a VIE and we are the primary beneficiary as we are obligated to absorb the majority of the expected losses and the expected residual returns, if any. This entity had total assets and liabilities of $4.1 million and $5.7 million, respectively, as of February 28, 2005 reflected in our E&I segment. The assets and liabilities as of August 31,

2004 were not material. On February 28, 2005, this VIE entered into a promissory note for $2.3 million to finance equipment purchases of the VIE. The note is temporary until permanent financing can be obtained as it matures on June 28, 2005. We have issued a letter of credit as collateral for this note payable. Our exposure to losses consists of our letter or credit, equity interest and note receivable with accrued interest totaling $3.9 million as of February 28, 2005.

Unconsolidated VIEs (Equity Method Accounting)

•	In February 2005, we contributed cash of $2.8 million to American Eagle Northwest, LLC for a 50% equity interest. This entity was established to undertake the privatization of military housing for United States Navy personnel and their families under a design, build and rental housing contract in the State of Washington. American Eagle Northwest, LLC has a minority equity interest in Pacific Northwest Communities, LLC (PNC) of which the United States Navy has a majority equity interest. We have concluded that PNC is a VIE. Under the arrangement, American Eagle Northwest, LLC is obligated to absorb the majority of the expected losses from PNC’s contract with the United States Navy; however, we are not the primary beneficiary. We also, along with our American Eagle Northwest, LLC equity partner, have guaranteed certain items of the performance of the VIE under the contract with the United States Navy. We account for American Eagle Northwest, LLC under the equity method. As of February 28, 2005, our maximum exposure to loss consisted of our equity investment of $3.4 million and the exposure related to the guarantee (see Note 16). In February 2005, American Eagle Northwest, LLC successfully obtained financing of approximately $226 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of February 28, 2005, this entity had total assets and liabilities of approximately $252 million and approximately $229 million, respectively.

Unconsolidated Entities, Joint Ventures and Limited Partnerships

The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method except for one which is accounted for at cost. Upon adoption of FIN 46(R), some of our unconsolidated entities, including Shaw Nass Middle East, W.L.L., were determined to be VIEs for which we are the primary beneficiary and were consolidated as of May 31, 2004.

	February 28,	August 31,
	2005	2004
Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):
Shaw-YPC Piping (Nanjing) Co., Ltd.	$840	$1,447
Stennis joint venture	4,509	3,928
PFH Management, LLC	4,986	4,733
Little Rock Family Housing, LLC	5,139	4,054
Hanscom Family Housing, LLC	7,594	—
American Eagle Northwest, LLC	3,415	—
Nordic	1,930	1,930
Other	12,371	6,485

	40,784	22,577
Long-term advances to and receivables from unconsolidated entities (in thousands):
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081
Other	63	31

	3,144	3,112

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$43,928	$25,689

Earnings (losses) from unconsolidated entities, net of taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Shaw-YPC Piping (Nanjing) Co., Ltd.	$(382)	$(282)	$(609)	$(441)
Stennis joint venture	192	273	348	444
PFH Management, LLC	104	25	152	25
Little Rock Family Housing, LLC	282	—	658	—
Hanscom Family Housing, LLC	578	—	578	—
American Eagle Northwest, LLC	97	—	97	—
Nordic	—	—	—	—
Other	1,131	(292)	1,074	255

	$2,002	$(276)	$2,298	$283

In connection with our housing privatization joint ventures, we made equity contributions of approximately $4.5 million and $10.5 million during the three and six months ended February 28, 2005, respectively. There were no equity contributions for the three and six months ended February 29, 2004. As of February 28, 2005, we are not scheduled to make any significant equity contributions for the remainder of fiscal 2005. The exact timing of equity contributions is uncertain, as they are dependent on the progress of the underlying projects.

Note 8 – Long-term Debt

Long-term debt consisted of the following (in thousands):

	February 28,	August 31,
	2005	2004
10.75% $253 million Senior Notes	$250,635	$250,459
LYONs Convertible Securities	874	864
Note payable for insurance premiums	3,886	1,140
Note payables of consolidated VIEs	8,872	4,067
Other notes payable	2,523	4,544

Total debt	$266,790	$261,074
Less: current maturities	(7,914)	(4,637)

Total long-term portion of debt	$258,876	$256,437

During the first quarter of fiscal 2005, we financed insurance premiums of $8.7 million with a note payable, which $5.9 million had been paid as of February 28, 2005 and the remainder will be paid over the next four months.

The estimated fair value of long-term debt, excluding capital leases, as of February 28, 2005 and August 31, 2004 was approximately $298.9 million and $246.9 million, respectively, based on current market prices of such debt.

For the three and six months ended February 28, 2005, we recognized $1.2 million and $2.3 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes, LYONS and the Credit Facility, as compared to $1.1 million and $2.4 million for the three and six months ended February 29, 2004, respectively. As of February 28, 2005 and August 31, 2004, unamortized deferred financing fees related to the Senior Notes and the Credit Facility were approximately $9.9 million and $11.3 million, respectively.

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

Revolving Lines Of Credit

In February 2005, our $300 million Credit Facility was amended to extend the Credit Facility expiration date from March 17, 2006 to September 17, 2006 to provide us time to assess our current and future business needs and secure a new credit facility to support us in our business. No other terms of the Credit Facility were amended.

The Credit Facility provides for both revolving credit loans and letters of credit within the $300 million limit. From time to time, we also use the Credit Facility for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During the first half of fiscal 2005 and continuing into the third quarter of fiscal 2005, we periodically borrow under our Credit Facility for our daily working capital needs. As of February 28, 2005, we do not have any outstanding borrowings under our Credit Facility.

Under the Credit Facility, interest is computed, at our option for each draw, using either the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on our Credit Facility ratings by Standard and Poor’s Rating Services and Moody’s Investor Services or, if the Credit Facility is not rated, the ratings from these services applicable to our senior, unsecured long-term indebtedness. The margins for the Credit Facility draws may be in a range of (i) 1.00% to 3.00% over LIBOR or (ii) 0% to 1.50% over the base rate. On February 28, 2005, the interest rate on the Credit Facility would have been either 7.0% (if the base rate index had been chosen) or 5.7% (if the LIBOR rate index had been chosen). On February 28, 2005, we had outstanding letters of credit of approximately $218.4 million under our Credit Facility as compared to $215.6 million as of August 31, 2004. Fees associated with these letters of credit were approximately $1.8 million and $3.7 million and $1.2 million and $2.2 million for the three and six months ended February 28, 2005 and February 29, 2004, respectively.

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

The Credit Facility contains certain financial covenants, including:

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

As of February 28, 2005, we were in compliance with the covenants contained in the Credit Facility.

The leverage ratio limits the amount of cash that we can borrow. As of February 28, 2005, the maximum amount that we could borrow under the leverage ratio is approximately $208 million, subject to the overall availability under the Credit Facility which was $81.6 million as of February 28, 2005, after consideration for outstanding letters of credit.

The following table provides information related to our foreign subsidiaries as of the dates indicated (in thousands):

	February 28, 2005	August 31, 2004
Short-term revolving lines of credit:
Available	$18,098	$16,078
Outstanding	2,679	2,474
Weighted average interest rate	5.75%	4.25%
Letters of credit
Available	$12,339	$10,058
Outstanding	3,080	3,545

In December 2004, one of our consolidated VIEs expanded its existing credit facility with a total capacity of $18.1 million consisting of $9.1 million in committed short-term revolving lines of credit, $5.3 million in performance bond and letter of credit capacity and a term loan of $3.7 million. As of February 28, 2005, borrowings under the short-term revolving lines of credit and term loan were $4.0 million and $3.7 million, respectively, with outstanding performance bonds of $1.5 million. Interest rates under this credit facility vary but range from 5.4% to 5.6% as of February 28, 2005. We have provided a 50% guarantee related to this credit facility. As of August 31, 2004, this VIE had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75%.

Note 9 – Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	February 28 and 29,
	2005	2004
Net income	$9,648	$2,197
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	158	2,445
Plus: Reclassification adjustment for realized losses included in net income (loss)	—	—
Unrealized net gains on hedging activities, net of taxes	—	147

Total comprehensive income	$9,806	$4,789

	Six Months Ended
	February 28 and 29,
	2005	2004
Net income (loss)	$19,661	$(47,395)
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	2,460	5,121
Plus: Reclassification adjustment for realized losses included in net income (loss)	495	—
Unrealized net (losses) gains on hedging activities, net of taxes	(178)	528

Total comprehensive income (loss)	$22,438	$(41,746)

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Mexican peso, Australian and Canadian dollars and the Euro. Our hedging activities, which are generally limited to foreign exchange transactions, during the three and six months ended February 28, 2005 and February 29, 2004, were not material.

Note 10 – Business Segments

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C) segment, Maintenance segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing & Distribution (F&M) segment. The primary change from our previously reported segments is the split of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment. We allocated goodwill between the newly created business segments using the relative fair value of each segment’s operations based on the estimated discounted operating cash flows of the segments.

The following table presents information about segment results of operations and assets. Certain reclassifications have been made to conform the February 2004 financial information to the February 2005 presentation basis (in thousands):

	E&C	Maintenance	E&I	F&M	Corporate	Total
Three Months Ended February 28, 2005
Revenues from external customers	$284,283	$166,257	$267,851	$45,069	$—	$763,460
Intersegment revenues	55	1,097	578	7,599	—	9,329
Income (loss) before income taxes	21,975	2,815	5,692	4,283	(20,784)	13,981

Three Months Ended February 29, 2004
Revenues from external customers	$236,983	$131,337	$275,647	$45,094	$—	$689,061
Intersegment revenues	3,029	377	(191)	251	—	3,466
Income (loss) before income taxes	(3,742)	4,299	18,445	2,117	(16,678)	4,441

Six Months Ended February 28, 2005
Revenues from external customers	$550,735	$357,506	$599,117	$84,239	$—	$1,591,597
Intersegment revenues	252	2,023	810	17,041	—	20,126
Income (loss) before income taxes	32,955	747	29,860	7,826	(41,049)	30,339

Six Months Ended February 29, 2004
Revenues from external customers	$364,849	$288,650	$592,490	$90,012	$—	$1,336,001
Intersegment revenues	3,663	456	263	932	—	5,314
Income (loss) before income taxes	(63,605)	9,946	38,294	1,760	(56,550)	(70,155)

Total assets as of:
February 28, 2005	$700,359	$74,938	$574,444	$284,274	$443,610	$2,077,625
August 31, 2004	$703,044	$70,177	$582,908	$276,822	$454,792	$2,087,743

Corporate allocates depreciation which is included in the segment results of operations above while the assets remain at the Corporate level. The total allocated depreciation is as follows (in thousands):

	E&C	Maintenance	E&I	F&M	Corporate	Total
Three Months Ended February 28, 2005	$766	$279	$874	$74	$(1,993)	$—
Three Months Ended February 29, 2004	502	170	324	59	(1,055)	—

Six Months Ended February 28, 2005	$1,572	$558	$1,748	$148	$(4,026)	$—
Six Months Ended February 29, 2004	2,969	647	667	132	(4,415)	—

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

	February 28,	August 31,
	2005	2004
Total segment assets	$2,077,625	$2,087,743
Elimination of intercompany receivables	(6,703)	(10,360)
Income taxes not allocated to segments	(57,653)	(47,275)
Other consolidation adjustments and eliminations	1	(172)

Total consolidated assets	$2,013,270	$2,029,936

Note 11 – Earnings (Loss) Per Common Share

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
BASIC:
Income (loss) from continuing operations	$9,700	$2,488	$20,480	$(46,963)
Loss from discontinued operations, net of income taxes	(52)	(291)	(819)	(432)

Net income (loss)	$9,648	$2,197	$19,661	$(47,395)

Weighted average common shares	63,427	60,797	63,351	53,464

Income (loss) from continuing operations per common share	$0.15	$0.04	$0.32	$(0.88)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Basic net income (loss) per common share	$0.15	$0.04	$0.31	$(0.89)

DILUTIVE:
Income (loss) from continuing operations	$9,700	$2,488	$20,480	$(46,963)
Loss from discontinued operations, net of income taxes	(52)	(291)	(819)	(432)

Net income (loss) for diluted computation	$9,648	$2,197	$19,661	$(47,395)

Weighted average common shares (basic)	63,427	60,797	63,351	53,464
Effect of dilutive securities:
Stock options	924	482	696	—
Restricted stock	1,058	474	1,017	—

Adjusted weighted average common shares and assumed conversions	65,409	61,753	65,064	53,464

Diluted income (loss) from continuing operations per common share	$0.15	$0.04	$0.31	$(0.88)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Diluted net income (loss) per common share	$0.15	$0.04	$0.30	$(0.89)

The following table includes weighted-average incremental shares excluded from the calculation of diluted income (loss) per share because they were antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Stock Options	2,279	3,658	3,051	5,211
Restricted stock	—	—	—	366
LYONs convertible debt	10	705	10	1,747

Note 12 – Claims on Major Projects

Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross margin or reduces gross loss on the related projects in the periods the claims are reported. Claims receivable are included in costs in excess of estimated earnings and billings on uncompleted contracts on the accompanying condensed consolidated balance sheets.

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

A summary of our net claims receivable position on the Covert & Harquahala, Wolf Hollow, and the Freeport, Texas projects discussed below is as follows (in millions):

	February 28,	August 31,
	2005	2004
Receivables from owners under contract terms	$114.0	$114.0
Reimbursement of letter of credit draws by owners	46.8	46.8
Recorded claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	43.4	77.4
Less: Liquidated damages recorded in contract costs	(11.1)	(16.7)
Less: Amounts we collected by drawing letters of credit	(42.1)	(42.1)

Net claims receivable	$151.0	$179.4

During the second quarter of fiscal 2005, we reached settlements with equipment vendors for disputes related to the Covert and Harquahala projects and with a customer on one other project in Freeport, Texas. These settlements resulted in cash proceeds to us of approximately $26 million and reduced our claims receivable from owners, equipment vendors, subcontractors and others in the second quarter of fiscal 2005. These settlement amounts were approximately the amount of the recorded claims receivable related to these disputes, and, therefore, did not result in a material gain or loss. Under these settlements, we are also required to return approximately $17 million in amounts we collected by drawing on letters of credit which will impact the net claims receivable balance in the third quarter of fiscal 2005.

Covert & Harquahala Projects

During the first quarter of fiscal 2005, the arbitration proceedings with the owners had been bifurcated, at our request, whereby arbitration regarding the owners’ assessment of liquidated damages was scheduled for April 2005, while arbitration regarding claims for additional work was scheduled for the fall of 2005. However, the owners requested an extension of time, and this issue will now be combined with arbitration regarding claims for additional work, which is scheduled for the fall of 2005. As discussed above, we reached settlements with the turbine manufacturers on both the Covert and Harquahala projects in the second quarter of fiscal 2005.

We continue to believe we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance as to the timing or outcome of these negotiations or results of arbitration.

Wolf Hollow Project

The arbitration hearing against the heavy equipment manufacturer is scheduled to begin in May 2005. During the second quarter of fiscal 2005, the Court trial against the owners was rescheduled to start in October 2005. There have been no material changes to our claims against the owners, equipment vendors, subcontractors and others since August 31, 2004.

We continue to believe that we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance as to the timing or outcome of these negotiations or results of arbitration.

Marcus Hook Project

In addition to the claims above, there have been no material changes to our claims against FPL-Energy (“FPLE”) since August 31, 2004. We continue to believe any amounts that we incur related to this project, including legal costs to pursue issues with any subcontractors and vendors, are recoverable from FPLE under the terms of the EPC contract while FPLE disputes whether the costs are fully reimbursable. We continue attempts to resolve this dispute with FPLE; however, we cannot provide absolute assurance as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE or with the subcontractors.

Other

During the second quarter of fiscal 2005, we reached a settlement related to a project to construct a chemical processing facility in Freeport, Texas and received a cash payment related to the settlement.

Also on one of our projects, a client is claiming damages of approximately $7 million related to the troubleshooting, shutdown, repairs and loss of production. We are contesting the amount of damages claimed, and we believe amounts owed to the client, if any, are covered by applicable insurance. However, we can provide no assurance that these amounts will be adequately covered by insurance. In the event any such damages are not covered by insurance, there could be a material adverse effect on our financial position.

Accounts Receivable

Accounts receivable on the accompanying consolidated balance sheets as of February 28, 2005 and August 31, 2004 include the following (in thousands):

	February 28,	August 31,
	2005	2004
Unbilled accounts receivable	$10,266	$10,532
Retainage	73,734	59,080

Unbilled accounts receivable become billable according to the contract terms which vary significantly but usually consider the passage of time, achievement of certain milestones or completion of the project. We believe that substantially all such unbilled amounts will be billed and collected over the next twelve months. Retainage represents amounts that are typically withheld from progress billings by our customers until the completion of a project and, in some instances, for even longer periods. Retainage may also be subject to specific restriction conditions such as performance or fulfillment guarantees (see Note 15).

Note 13 – Government Contracting

The following table presents amounts due from government agencies or entities owned by the U.S. Government, along with revenues related to these governmental agencies and entities (in millions):

	February 28,	August 31,
	2005	2004
Amounts due from U.S. Government	$68.7	$71.8

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Revenues	$228.2	$248.0	$497.6	$537.1

Note 14 – Income Taxes

The components of our deferred tax position are as follows (in thousands):

	February 28,	August 31,
	2005	2004
Assets:
Deferred tax assets	$118,758	$115,222
Less: valuation allowance	(9,767)	(9,813)

Total assets	$108,991	$105,409

Liabilities:
Deferred tax liabilities	(47,435)	(35,886)

Net deferred tax assets	$61,556	$69,523

Our effective tax rate was 35% for the six months ended February 28, 2005 as compared to 33% for the six months ended February 29, 2004 as the effective tax rate was impacted by a reduction of income from certain projects we expect to complete in fiscal 2005 related to our foreign entities which are not subject to federal income tax.

We believe our deferred tax assets, net of valuation allowances, at February 28, 2005, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances. As of February 28, 2005, we have classified $62.8 million of deferred tax assets before consideration of valuation allowances, related to net operating loss carryforwards, research and development, and foreign tax credits as noncurrent since we do not anticipate realization of these amounts in the next twelve months. The long-term deferred tax assets before consideration of vaulation allowances, have been offset by long-term deferred tax liabilities resulting in a $25.7 million net long-term deferred tax asset as of February 28, 2005.

Note 15 – Contingencies and Commitments

Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At February 28, 2005 and August 31, 2004, the amount of outstanding letters of credit was approximately $221.5 million and $219.0 million, respectively. Of the amount of outstanding letters of credit at February 28, 2005, $197.0 million are issued to customers in connection with contracts. Of the $197.0 million, five customers held $139.8 million or 71% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $48.8 million. There are no draws under these letters of credit for the three and six months ended February 28, 2005 and February 29, 2004.

During the six months ended February 29, 2004, customers who had been issued letters of credit in connection with certain contracts received payments under outstanding letters of credit of $14.1 million, which we reimbursed our lenders. These draws relate to the claims and contract disputes discussed in Note 12. There were no such payments for the three and six months ended February 28, 2005.

We have also provided guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheets. At February 28, 2005 and August 31, 2004, we had guaranteed approximately $0.3 million and $0.7 million of bank debt or letters of credit and $77.7 million and $69.9 million of performance bonds with respect to our unconsolidated joint ventures, respectively. We would generally be required to perform under these guarantees in the event of default by the joint venture. No liabilities were recorded related to these guarantees as of February 28, 2005.

During the second quarter of fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the PNC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $154 million but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. We have recorded a $0.5 million liability and corresponding asset related to those guarantees as of February 28, 2005.

SEC Inquiry

On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the requests for information we have received to date appear to primarily relate to the purchase method of accounting for various of our acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. This review may have consequences independent of the inquiry, including restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings could be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenue on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as class actions by the Court.

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

In the normal course of business, we become involved in various litigation matters including claims by third parties for alleged property damages, personal injuries, and other matters. We have estimated our potential exposure and have recorded appropriate accruals in our financial statements considering insurance coverage. We do not anticipate that the differences between our estimated outcome of these claims and future actual settlements would have a material effect on our financial position or results of operations.

Note 16 – Assets Held for Sale, Discontinued Operations and Costs Associated with Exit and Disposal Activities

Assets Held for Sale

During the first quarter of fiscal 2005, we began marketing for sale a fabrication facility located in Shreveport, Louisiana in addition to another fabrication facility classified as an asset held for sale since fiscal 2004. These fabrication facilities had a carrying value of $4.5 million and $1.8 million as of February 28, 2005 and August 31, 2004, respectively, and are included in other current assets on the accompanying condensed consolidated balance sheets. The carrying value of these assets held for sale reflects the fair value of the assets after consideration of selling costs. During the second quarter of fiscal 2005, we reduced the carrying value of one of these facilities and recorded an impairment charge of $0.3 million which is included in other income (expense) on the accompanying condensed consolidated statement of operations for the three and six months ended February 28, 2005.

Discontinued Operations

On August 31, 2004, we sold the assets of our hanger and pipe support businesses for $1.3 million in cash proceeds. Revenues and losses from discontinued operations before taxes from these discontinued operations were $2.1 million and $0.5 million and $4.4 million and $0.7 million for the three and six months ended February 28, 2005, respectively.

In connection with the sale of our Fabrication, Manufacturing & Distribution segment’s hanger and pipe support businesses, we have incurred disposal costs of approximately $0.1 million and $0.8 million for the three and six months ended February 28, 2005. These disposal costs consist primarily of accrued contract costs associated with vacating leased facilities during the three and six months ended February 28, 2005. These disposal costs are included in the loss from discontinued operations, net of taxes, on the accompanying condensed consolidated statement of operations for the three and six months ended February 28, 2005.

Exit and Disposal Activities

During the first quarter of fiscal 2005, the E&C segment executed a plan to terminate certain employees within its Canadian operations. All employees in one of our locations were notified of the termination plan which included the timing of scheduled severances beginning in October 2004. We recorded an initial accrued severance liability of $0.8 million for which $0.3 million and $0.6 million was paid during the three and six months ended February 28, 2005, respectively. The $0.8 million is reflected in income from continuing operations on the accompanying condensed consolidated statement of operations for the six months ended February 28, 2005.

We also sold the assets and certain liabilities of two E&I foreign subsidiaries located in the United Kingdom during the first quarter of fiscal 2005. In connection with the sale of these assets, we made cash disbursements, net of proceeds received, of $0.4 million. A loss on the disposal of these assets of $1.7 million was recorded in the first quarter of fiscal 2005 and is included in other income (expense) on the accompanying condensed consolidated statement of operations for the six months ended February 28, 2005.

During the second quarter of fiscal 2005, we sold the assets of Shaw Power Technologies, Inc. (PTI) for $14 million in cash proceeds and recognized a $2.0 million gain on the sale which is included in other income (expense) on the accompanying condensed consolidated statements of operations for the three and six months ended February 28, 2005

During the second quarter of fiscal 2005, we recorded a facilities charge of $2.3 million related to the downsizing and closure of leased facilities no longer supporting our E&C and E&I operations in cost of revenues on the accompanying condensed consolidated statement of operations. These facility charges were recognized for the expected remaining future cash outlays associated with trailing lease liabilities and expected restoration costs reduced by the expected sublease income related to these facilities to be paid over the remaining lease terms, which range from three to eight years. Additional charges or a reversal may be required if the amount of expected sublease income changes in the future.

Note 17 – Restricted and Escrowed Cash

In connection with the EPC project to build a combined-cycle power plant in Astoria, New York, we established a cash account (the Project Account) over which we have joint authority with another party to the contract. For the duration of the project, all payments received from the project owner are deposited directly into the Project Account to be used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross margin on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has upon certain triggering events, sole control over the Project Account. Any withdrawals from this Project Account require the approval of both the Guarantor and us. As of February 28, 2005 and August 31, 2004, restricted cash related to this EPC contract was $121.1 million and $55.4 million, respectively. The project is scheduled to be completed in 2006.

Additionally, as of February 28, 2005 and August 31, 2004, we had $1.2 million in escrow related to a foreign project, which we agreed to deposit the advance payment of the customer into an escrow cash account.

Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.

Note 18 – Pension and Other Post Retirement Benefit Plans

The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we have sponsored (in thousands):

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Service cost	$678	$634	$1,327	$1,223
Interest cost	1,705	1,530	3,306	2,944
Expected return on plan assets	(1,671)	(1,507)	(3,261)	(2,890)
Amortization of net loss	458	507	898	979
Other	9	6	70	81

Total net periodic benefit cost	$1,179	$1,170	$2,340	$2,337

The total net periodic benefit cost related to other benefits for the three and six months ended February 28, 2005 and February 29, 2004 was not material. We expect to contribute $4.4 million to our pension plans in fiscal 2005. As of February 28, 2005, $2.1 million in contributions have been made.

During the second quarter of fiscal 2005, one of our U.K. defined benefit plans was closed to new entrants, and we created a new defined contribution plan. As of February 28, 2005, all three of our foreign subsidiary defined benefit plans were closed to new entrants.

Note 19 – Subsequent Events

On April 5, 2005, we commenced a tender offer for all of our outstanding Senior Notes with an outstanding total principal amount of approximately $250 million. Assuming all Senior Notes are tendered and accepted by us at the offer price, the total estimated consideration related to the tender offer is approximately $290 million and we estimate a loss on the repurchase of the Senior Notes of approximately $30.6 million, net of income taxes, in the third quarter of fiscal 2005. We also announced a proposed offering of 12.5 million shares of common stock. We intend to fund the repurchase of the Senior Notes with the proceeds from the proposed offering together with additional cash if necessary.

On April 4, 2005, we announced that we are in the process of negotiating a new credit facility, which we expect to have a five-year term and aggregate availability of $400 million, all of which would be available for posting performance letters of credit and up to $200 million of which would be available for borrowings.

Note 20 – Unaudited Condensed Consolidating Financial Information

The following presents unaudited condensed consolidating financial information with respect to our financial position as of February 28, 2005 and August 31, 2004, the results of our operations for the three and six months ended February 28, 2005 and February 29, 2004 and our cash flows for the six months ended February 28, 2005 and February 29, 2004.

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of February 28, 2005
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$661,279	$385,860	$157,045	$(81,947)	$1,122,237
Intercompany line of credit	—	251,762	—	(251,762)	—
Investment in subsidiaries and joint ventures	736,932	66,659	9,911	(769,574)	43,928
Intercompany notes receivable	240	4,115	2,690	(7,045)	—
Property and equipment, net	32,245	104,040	27,480	—	163,765
Goodwill	—	477,832	35,446	—	513,278
Other assets and deferred tax assets	42,407	138,997	16,860	(28,202)	170,062

Total Assets	$1,473,103	$1,429,265	$249,432	$(1,138,530)	$2,013,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$49,774	$723,792	$106,147	$(73,731)	$805,982
Intercompany line of credit	248,404	—	3,358	(251,762)	—
Long-term debt and leases	251,805	3,633	7,439	—	262,877
Intercompany long-term debt	—	2,690	4,355	(7,045)	—
Other non -current liabilities	12,733	30,993	14,611	(37,106)	21,231

Total Liabilities	562,716	761,108	135,910	(369,644)	1,090,090

Minority Interest	—	—	—	12,793	12,793

Total Shareholders’ Equity	910,387	668,157	113,522	(781,679)	910,387

Total Liabilities & Shareholders’ Equity	$1,473,103	$1,429,265	$249,432	$(1,138,530)	$2,013,270

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2004
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$428,061	$607,182	$168,912	$(66,372)	$1,137,783
Intercompany line of credit	—	39,611	—	(39,611)	—
Investments in subsidiaries and joint ventures	713,737	41,903	10,725	(740,676)	25,689
Intercompany notes receivable	2,300	2,562	—	(4,862)	—
Property and equipment, net	34,776	110,810	25,221	(1,319)	169,488
Goodwill	—	488,405	34,378	—	522,783
Other assets and deferred tax assets	50,208	145,613	14,374	(36,002)	174,193

Total Assets	$1,229,082	$1,436,086	$253,610	$(888,842)	$2,029,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$40,832	$743,896	$136,700	$(67,691)	$853,737
Intercompany line of credit	38,277	—	1,334	(39,611)	—
Long-term debt and capital leases	251,865	3,512	5,796	—	261,173
Intercompany long-term debt	—	—	4,862	(4,862)	—
Other non-current liabilities	13,337	29,003	13,303	(36,002)	19,641

Total Liabilities	344,311	776,411	161,995	(148,166)	1,134,551

Minority interest	—	—	—	10,614	10,614

Total Shareholders’ Equity	884,771	659,675	91,615	(751,290)	884,771

Total Liabilities & Shareholders’ Equity	$1,229,082	$1,436,086	$253,610	$(888,842)	$2,029,936

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three months ended February 28, 2005
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$717,305	$57,811	$(11,656)	$763,460
Cost of revenues	—	659,330	45,922	(11,866)	693,386

Gross profit	—	57,975	11,889	210	70,074

General and administrative expenses	12,237	29,020	7,807	21	49,085

Operating income (loss)	(12,237)	28,955	4,082	189	20,989

Other income (expense)	12,237	(18,588)	(468)	(189)	(7,008)
Equity in earnings (losses) of subsidiaries	9,648	(227)	—	(9,421)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,648	10,140	3,614	(9,421)	13,981

Provision (benefit) for income taxes	—	6,601	(1,716)	—	4,885

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,648	3,539	5,330	(9,421)	9,096

Minority interest, net of taxes	—	—	—	(1,398)	(1,398)

Earnings (losses) from unconsolidated entities, net of taxes	—	2,380	(378)	—	2,002

Income (loss) from continuing operations	9,648	5,919	4,952	(10,819)	9,700

Loss from discontinued operations, net of taxes	—	(52)	—	—	(52)

Net income (loss)	$9,648	$5,867	$4,952	$(10,819)	$9,648

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended February 29, 2004
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$630,709	$67,746	$(9,394)	$689,061
Cost of revenues	—	582,484	55,342	(9,233)	628,593

Gross profit	—	48,225	12,404	(161)	60,468

General and administrative expenses	7,811	31,720	5,508	(161)	44,878

Operating income (loss)	(7,811)	16,505	6,896	—	15,590

Other income (expense)	7,807	(16,590)	(2,366)	—	(11,149)
Equity in earnings (losses) of subsidiaries	2,197	(4,931)	—	2,734	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	2,193	(5,016)	4,530	2,734	4,441

Provision (benefit) for income taxes	6	2,221	(721)	—	1,506

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	2,187	(7,237)	5,251	2,734	2,935

Minority interest, net of taxes	—	—	—	(171)	(171)

Earnings (losses) from unconsolidated entities, net of taxes	10	745	(1,031)	—	(276)

Income (loss) from continuing operations	2,197	(6,492)	4,220	2,563	2,488

Loss from discontinued operations, net of taxes	—	(291)	—	—	(291)

Net income (loss)	$2,197	$(6,783)	$4,220	$2,563	$2,197

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended February 28, 2005
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$1,483,664	$122,525	$(14,592)	$1,591,597
Cost of revenues	—	1,359,874	100,261	(15,000)	1,445,135

Gross profit	—	123,790	22,264	408	146,462

General and administrative expenses	24,685	59,173	13,842	(10)	97,690

Operating income (loss)	(24,685)	64,617	8,422	418	48,772

Other income (expense)	24,660	(41,363)	(1,312)	(418)	(18,433)
Equity in earnings (losses) of subsidiaries	19,661	(246)	—	(19,415)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	19,636	23,008	7,110	(19,415)	30,339

Provision (benefit) for income taxes	32	13,932	(3,349)	—	10,615

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	19,604	9,076	10,459	(19,415)	19,724

Minority interest, net of taxes	—	—	—	(1,542)	(1,542)

Earnings (losses) from unconsolidated entities, net of taxes	57	2,846	(605)	—	2,298

Income (loss) from continuing operations	19,661	11,922	9,854	(20,957)	20,480

Loss from discontinued operations, net of taxes	—	(819)	—	—	(819)

Net income (loss)	$19,661	$11,103	$9,854	$(20,957)	$19,661

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended February 29, 2004
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$1,215,252	$140,318	$(19,569)	$1,336,001
Cost of revenues	—	1,162,908	120,422	(19,408)	1,263,922

Gross profit	—	52,344	19,896	(161)	72,079

General and administrative expenses	36,570	69,415	11,341	(161)	117,165

Operating income (loss)	(36,570)	(17,071)	8,555	—	(45,086)

Other income (expense)	36,541	(54,594)	(4,531)	(2,485)	(25,069)
Equity in earnings (losses) of subsidiaries	(47,395)	(1,994)	—	49,389	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(47,424)	(73,659)	4,024	46,904	(70,155)

Provision (benefit) for income taxes	34	(22,213)	(901)	—	(23,080)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(47,458)	(51,446)	4,925	46,904	(47,075)

Minority interest, net of taxes	—	—	—	(171)	(171)

Earnings (losses) from unconsolidated entities, net of taxes	63	1,538	(1,318)	—	283

Income (loss) from continuing operations	(47,395)	(49,908)	3,607	46,733	(46,963)

Loss from discontinued operations, net of taxes	—	(432)	—	—	(432)

Net income (loss)	$(47,395)	$(50,340)	$3,607	$46,733	$(47,395)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six months ended February 28, 2005
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$24,671	$5,122	$(1,479)	$—	$28,314

Cash flows from investing activities:
Proceeds from sale of businesses, net	—	13,023	—	—	13,023
Purchase of property and equipment	(1,990)	(6,111)	(2,852)	—	(10,953)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	(1,822)	(8,322)	327	—	(9,817)
Cash received from restricted and escrowed cash	—	95,136	—	—	95,136
Cash deposited into restricted and escrowed cash	—	(160,882)	—	—	(160,882)
Proceeds from sale of assets	—	288	190	—	478

Net cash used in investing activities	(3,812)	(66,868)	(2,335)	—	(73,015)

Cash flows from financing activities:
Repayment of debt and capital leases	(283)	(3,623)	(190)	—	(4,096)
Payments for financed insurance premiums	(5,917)	—	—	—	(5,917)
Proceeds from issuance of debt	—	—	6,036	—	6,036
Net proceeds (repayments), including deferred issue costs, on revolving credit agreements	(771)	—	(24)	—	(795)
Changes in intercompany debt, receivables and payables	(49,901)	64,575	(14,674)	—	—
Issuance of common stock	1,404	—	—	—	1,404

Net cash (used in) provided by financing activities	(55,468)	60,952	(8,852)	—	(3,368)
Effects of foreign exchange rate changes on cash	—	—	(1,855)	—	(1,855)

Net decrease in cash and cash equivalents	(34,609)	(794)	(14,521)	—	(49,924)
Cash and cash equivalents – beginning of period	55,970	18,609	13,978	—	88,557

Cash and cash equivalents – end of period	$21,361	$17,815	$(543)	$—	$38,633

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended February 29, 2004
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(11,641)	$(46,249)	$(15,533)	$—	$(73,423)

Cash flows from investing activities:
Maturities of marketable securities held to maturity	5,096	—	—	—	5,096
Purchases of businesses, net of cash received	—	(21,540)	—	—	(21,540)
Purchase of property and equipment	(4,487)	(5,899)	(613)	—	(10,999)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	27	(1,835)	(1,260)	—	(3,068)
Deposits in escrowed cash for repurchase of LYONs	(218,515)	—	—	—	(218,515)
Withdrawal from escrow cash for repurchase of LYONs	195,286	—	—	—	195,286
Cash received from restricted and escrowed cash	—	—	58,035	—	58,035

Net cash (used in) provided by investing activities	(22,593)	(29,274)	56,162	—	4,295
Cash flows from financing activities:
Repayment of debt and capital leases	(215,877)	(1,133)	(1,285)	—	(218,295)
Payments for financed insurance premiums	(2,520)	(2,499)	—	—	(5,019)
Proceeds from issuance of debt	—	1,472	—	—	1,472
Net proceeds (repayments), including deferred issue costs, on revolving credit agreements	(1,959)	—	2,337	—	378
Changes in intercompany debt, receivables and payables	(39,819)	77,700	(37,881)	—	—
Issuance of common stock	217,526	—	—	—	217,526

Net cash (used in) provided by financing activities	(42,649)	75,540	(36,829)	—	(3,938)
Effects of foreign exchange rate changes on cash	—	—	625	—	625
Net (decrease) increase in cash and cash equivalents	(76,883)	17	4,425	—	(72,441)
Cash and cash equivalents – beginning of period	97,145	34,603	48,104	—	179,852

Cash and cash equivalents – end of period	$20,262	$34,620	$52,529	$—	$107,411

PART I – FINANCIAL INFORMATION

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of February 28, 2005, and the results of their operations for the three and six months ended February 28, 2005 and February 29, 2004, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on November 2, 2004.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our significant Engineering, Procurement and Construction projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	any non-compliance with the covenants in our Credit Facility, indenture relating to our Senior Notes and indemnity agreements with our sureties and our ability to obtain waivers and/or amendments;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to collateralize letters of credit upon non-compliance with covenants in our Credit Facility;

•	covenants in our Credit Facility and indenture relating to our Senior Notes and bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the SEC and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	limitation or expiration of the Price-Anderson Act’s nuclear contractor indemnification authority;

•	changes in environmental laws and regulations;

•	risks associated with our military housing privatizations;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets acquired through acquisitions or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud.

•	provisions in articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions; and

•	market prices of our equity securities have changed significantly and could change further.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 2, 2004 for the fiscal year ended August 31, 2004, as well as the other reports and registration statements filed by us with Securities and Exchange Commission and under “Forward Looking Statements” on our website. These documents are available free of charge from the Securities and Exchange Commission (the “SEC”) or from our Investor Relations department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

General

We are a leading global provider of comprehensive services to the energy, chemical, environmental and infrastructure industries. We are a vertically-integrated provider of comprehensive engineering, procurement, pipe fabrication, construction and maintenance services to the energy and chemicals industries. We also provide services to the environmental, infrastructure and homeland security markets, including consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000 and the IT Group transaction in fiscal 2002. Our fiscal 2004 revenues were approximately $3.1 billion and our backlog at February 28, 2005 was approximately $5.1 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 19,500 people.

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C) segment, Maintenance segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing & Distribution (F&M) segment. The primary change from our previously reported segments is the split of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment. We have also redefined our Power Generation industry to be Energy and our Process Industry to be Chemicals (see Note 10 to our condensed consolidated financial statements).

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 2, 2004 for the fiscal year ended August 31, 2004, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on November 2, 2004.

Results of Operations

A substantial portion of our revenue and profit, particularly for our E&C and E&I segments, is derived from engineering, procurement and construction (EPC) projects. Some of these projects may span several years from start to finish. We recognize revenue and margin for many of these contracts on the percentage-of-completion method which requires estimates of the total revenue and total costs at completion as well as the progress towards completion.

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

The following tables present, for the periods indicated, summary revenues, gross profit (loss) and gross profit (loss) percentages for each of our segments (in millions):

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Revenues:
E&I	$267.9	$275.7	$599.1	$592.5
E&C	284.3	237.0	550.7	364.8
Maintenance	166.3	131.3	357.5	288.7
F&M	45.0	45.1	84.3	90.0

Total revenue	$763.5	$689.1	$1,591.6	$1,336.0

Gross profit:
E&I	$22.9	$35.9	$69.1	$79.3
E&C	29.4	10.1	50.7	(35.2)
Maintenance	7.1	7.4	7.8	15.9
F&M	10.7	7.1	18.9	12.1

Total gross profit	$70.1	$60.5	$146.5	$72.1

Gross profit percentage:
E&I	8.5%	13.0%	11.5%	13.4%
E&C	10.3	4.3	9.2	(9.6)
Maintenance	4.3	5.6	2.2	5.5
F&M	23.8	15.7	22.4	13.4
Total gross profit percentage	9.2	8.8	9.2	5.4

The following table presents our revenues by industry sector:

	Three Months Ended
	February 28 and 29,
	2005		2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$267.9	35%	$275.7	40%
Energy
E&C	184.6	24	153.9	22
Maintenance	109.3	14	94.8	14
F&M	22.4	3	15.4	2
Chemical
E&C	94.3	13	70.1	10
Maintenance	53.2	7	36.0	5
F&M	17.8	2	17.1	3
Other Industries
E&C	5.4	1	13.0	2
Maintenance	3.8	—	0.5	—
F&M	4.8	1	12.6	2

Total revenue	$763.5	100%	$689.1	100%

	Six Months Ended
	February 28 and 29,
	2005		2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$599.1	38%	$592.5	44%
Energy
E&C	366.2	23	215.8	16
Maintenance	251.1	16	214.8	16
F&M	39.2	2	28.0	2
Chemical
E&C	174.4	11	127.4	10
Maintenance	102.2	6	73.3	5
F&M	30.7	2	43.1	3
Other Industries
E&C	10.1	1	21.6	2
Maintenance	4.2	—	0.6	—
F&M	14.4	1	18.9	2

Total revenue	$1,591.6	100%	$1,336.0	100%

The following table presents our revenues by geographic region:

	Three Months Ended
	February 28 and 29,
	2005		2004
Geographic Region	(In Millions)%		(In Millions)%
United States	$641.5	84%	$579.2	84%
Asia/Pacific Rim	58.4	8	46.3	7
Middle East	21.6	3	17.8	3
Canada	18.9	2	16.2	2
Europe	13.1	2	24.3	4
South America and Mexico	5.2	1	2.3	—
Other	4.8	—	3.0	—

Total revenue	$763.5	100%	$689.1	100%

	Six Months Ended
	February 28 and 29,
	2005		2004
Geographic Region	(In Millions)%		(In Millions)%
United States	$1,340.6	84%	$1,128.4	85%
Asia/Pacific Rim	118.6	7	84.7	6
Middle East	46.3	3	23.9	2
Canada	40.7	3	36.8	3
Europe	25.1	2	54.9	4
South America and Mexico	12.7	1	3.6	—
Other	7.6	—	3.7	—

Total revenue	$1,591.6	100%	$1,336.0	100%

Our backlog by segment is as follows:

	February 28, 2005		August 31, 2004
	(In Millions)%		(In Millions)%
E&I	$2,565.1	50%	$2,856.4	50%
E&C	1,126.4	22	1,340.2	23
Maintenance	1,260.3	25	1,453.6	25
F&M	143.1	3	115.8	2

Total backlog	$5,094.9	100%	$5,766.0	100%

     Our backlog by industry sector is as follows:

	February 28, 2005		August 31, 2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,565.1	50%	$2,856.4	50%
Energy
Nuclear:
E&C	75.0	2	65.5	1
Maintenance	905.6	18	967.6	17
Fossil Fuel:
E&C	608.4	12	864.5	15
Maintenance	132.0	3	148.8	3
Other:
E&C	17.6	—	34.8	1
Maintenance	16.0	—	23.9	—
F&M	58.1	1	71.6	1
Chemical:
E&C	425.4	8	373.0	6
Maintenance	197.4	4	313.3	5
F&M	53.7	1	36.9	1
Other:
E&C	—	—	2.4	—
Maintenance	9.3	—	—	—
F&M	31.3	1	7.3	—

Total backlog	$5,094.9	100%	$5,766.0	100%

Executive Summary

Increased activity in the energy markets, consistent demand for clean fuels and transmission and distribution services, garrison support services, a need for disaster relief and construction services in the Southeast region of the United States along with services from U.S. Government customers in Iraq in the first quarter of fiscal 2005 contributed to our overall revenue growth for the first half of fiscal 2005.

Gross profit for the second quarter of fiscal 2005 increased compared to the same period for fiscal 2004 primarily due to increased margins in our E&C and F&M segments driven by increased activity in the energy markets with increased construction activity on two combined-cycle power plants. This increase in gross profit was offset by lower margins in our E&I segment due to a reduction in work for commercial customers which tends to be at a higher gross profit and losses on some commercial projects. The impact of a project scope increase for nuclear maintenance services with a lower margin than the original contract also negatively impacted gross profit.

Gross profit for the first half of fiscal 2005 significantly increased compared to the same period for fiscal 2004 which included a pre-tax charge of $39.3 million related to the NEG projects. Excluding the NEG charge, gross profit for the first half of fiscal 2005 increased due to the same factors as in the second quarter of fiscal 2005 but were partially offset by the temporary reversal of $4.5 million in revenue in the first quarter of fiscal 2005 on our TVA nuclear restart project as a result of revised estimates of the project’s percentage-of-completion due to the additional scope of work and the impact of a change in estimate of our accrued workers’ compensation obligation which increased cost of revenues for the second quarter of fiscal 2005 by $3.3 million. The change in our workers’ compensation obligations affected each of our segments.

Since August 31, 2004, our backlog has decreased approximately $671 million or 12%. The decrease is primarily due to continued progress on projects in our E&I and E&C segments, which was partially offset by increased nuclear maintenance projects in our maintenance segment and new contracts in our F&M segment.

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

Cash flows from operations were positive during the first half of fiscal 2005 as compared to the first half of fiscal 2004 primarily due to net income for fiscal 2005 versus net loss for fiscal 2004, the impact of working capital changes and the settlement of claims on major projects resulting in cash receipts compared to cash disbursements for costs related to these major projects subject to claims in the first half of fiscal 2004. The improvement in cash flows from operations was offset by investing activities including capital expenditures, increased equity contributions in support of our housing privatization initiatives and net deposits into restricted and escrowed cash. Investing activities also included cash proceeds from the sale of assets including the sale of assets of Shaw Power Technologies, Inc. (PTI) and other smaller foreign subsidiaries. Financing activities were minimal during the first half of fiscal 2005.

We continue to believe fiscal 2005 total revenues will be higher than fiscal 2004 total revenues with improved gross profit in fiscal 2005 compared to fiscal 2004 before consideration of the NEG project charges incurred in the first quarter of fiscal 2004.

The following presents a comparison of our operating results (and certain other information) for the three and six months ended February 28, 2005 as compared with the three and six months ended February 29, 2004 for our four business segments:

E&I Segment

Revenues - E&I Segment

The decrease in revenues of $7.8 million or 2.8% for the three months ended February 28, 2005 as compared to the three months ended February 29, 2004 is primarily attributable to:

•	a decrease in construction services to commercial customers of $13.5 million as well as losses experienced on two construction projects; and

•	a decrease in domestic federal environmental remediation work of $7.2 million.

The decreases in revenues for the three months ended February 28, 2005, were partially offset by:

•	an increase in garrison support and logistic support services for the U. S. Army of $13.4 million.

The increase in revenues of $6.6 million or 1.1% for the six months ended February 28, 2005 as compared to the six months ended February 29, 2004 is primarily attributable to:

•	project revenues of $25.2 million associated with providing disaster relief and construction services to federal customers in hurricane damaged areas during the first quarter of fiscal 2005;

•	project services supporting the U.S. Government customers in Iraq of $14.2 million; and

•	garrison support and logistic support services for the U.S. Army of $28.1 million.

The increases in revenues for the six months ended February 28, 2005 was partially offset by:

•	a decrease in demand for construction services to commercial customers of $37.1 million primarily due to a significant project completed in fiscal 2004 which has yet to be replaced in the first half of fiscal 2005; and

•	a decrease in domestic federal environmental remediation work of $23.8 million including the Department of Defense due to delays in funding of domestic contract awards.

Gross Profit and Gross Profit Percentage - E&I Segment

Gross profit for the three months ended February 28, 2005 was $22.9 million or 8.5% as compared to $35.9 million or 13.0% for the three months ended February 29, 2004. The decrease in gross profit and gross profit percentage is due primarily to a reduction in the gross profit and related gross profit percentage on commercial construction projects due to the reversal of a project related accrual in the prior year, lower volumes and recognition of certain contract losses arising from project execution issues in the current year.

Gross profit for the six months February 28, 2005 was $69.1 million or 11.5% as compared to $79.3 million or 13.4% for the six months ended February 29, 2004. The decrease in gross profit and gross profit percentage is due primarily to:

•	the reversal of a project related accrual based on favorable negotiations on a commercial construction project in the prior year, lower volumes and recognition of certain contract losses arising from project execution issues in the current year;

•	offset by increased gross profit and gross profit percentage due to a reduction in estimated costs to complete a major fixed price contract as a result of cessation of certain operations at the request of the customer;

•	offset by increased gross profit and related percentage associated with providing disaster relief and construction services to federal customers in hurricane damaged areas; and

•	offset by increased gross profit and related percentage arising from project services supporting the U.S. Government customers in Iraq.

Backlog - E&I Segment

Segment backlog at February 28, 2005 was approximately $2.6 billion, compared with approximately $2.9 billion at August 31, 2004. The decrease in E&I segment backlog since August 31, 2004 is primarily attributable to steady execution of existing contracts without commensurate increases in scope of work or new contract awards, resulting from fewer proposal opportunities in E&I’s federal and commercial sectors, and a trend toward a more selective bid proposal process in the Commerical sector, and a continued reduction in contract backlog from lower margin multiple award construction contracts. For the quarter ended February 28, 2005, scope of work increases were higher, but new contract awards were lower than for the first quarter of fiscal 2005. Constricted opportunity for new work and delays in available funding for new government projects in a competitive industry environment are factors driving the reduction in new contract awards.

We anticipate fiscal 2005 revenues will be lower than fiscal 2004; however, revenue for the remainder of fiscal 2005 is expected to increase slightly over that generated through the second quarter. This is consistent with results for the same period in fiscal 2004 and with the cyclical character of E&I operations. The fiscal 2005 gross profit percentage will be lower than it was for fiscal 2004 due to the changing composition of work executed by E&I and completion of some large projects during 2004. Gross profit percentage for the balance of fiscal 2005 is expected to be slightly lower than that for the first two quarters of fiscal 2005.

Revenues — E&C Segment

The increases of $47.3 million or 20.0% and $185.9 million or 51.0% in segment revenue for the three and six months ended February 28, 2005 compared to the three and six months ended February 29, 2004 is due to several contributing factors including:

•	engineering, procurement and construction activities on two combined-cycle power plants in Queens, New York and Mona, Utah;

•	increasing EPC services to customers in the chemical industries;

•	engineering and procurement activities on several domestic clean fuels projects; and

•	EPC services on a Flue Gas Desulphurization project.

In addition, the revenues for the six months ended February 28, 2005 as compared to the six months ended February 29, 2004 increased due to the following:

•	an increase in revenues of $62.9 million from Shaw EDS which we acquired in the second quarter of fiscal 2004; and

•	a $39.3 million pre-tax charge which reduced revenue related to the Covert and Harquahala projects (the NEG projects) in the first quarter of fiscal 2004 with no such charge in the first quarter of fiscal 2005.

Gross Profit (Loss) and Gross Profit (Loss) Percentages — E&C Segment

For the three and six months ended February 28, 2005, the increase in gross profit and gross profit percentage as compared to the three and six months ended February 29, 2004 is due primarily to:

•	a $39.3 million pre-tax charge which reduced revenue related to the NEG projects in the first quarter of fiscal 2004 with no such charge in the first quarter of fiscal 2005;

•	increased activity on two new combined-cycle power plants in Queens, New York and Mona, Utah; and

•	gross profit from the acquisition of EDS which occurred in the second quarter of fiscal 2004.

The increase in gross profit and gross profit percentage for the three and six months ended February 28, 2005 compared to the three and six months ended February 29, 2004 was partially offset by:

•	a negative impact of $0.8 million during the six months ended, related to severance costs incurred in the restructuring of the segment’s Canadian operations; and

•	dispute resolution expenses directly related to the claims discussed in Note 12 of the notes to our condensed consolidated financial statements of $6.1 million and $9.5 million for the three and six months ended February 28, 2005 compared to $1.2 million and $2.9 million for the three and six months ended February 29, 2004.

During the second quarter of 2005 we received a favorable judgment in litigation against us related to two projects acquired in the Stone & Webster acquisition. As a result, we recorded a reduction in cost of revenues of $4.4 million due to the reversal of a purchase accounting accrual for this litigation exposure.

Backlog — E&C Segment

Segment backlog at February 28, 2005 was approximately $1.1 billion, compared with approximately $1.3 billion at August 31, 2004.

The backlog decreased since August 31, 2004 primarily as a result of continued progress on two existing combined-cycle power plants during the first and second quarters of fiscal 2005. Backlog remained relatively consistent for the nuclear and chemical industry sectors with new awards reduced by work on existing projects.

Since August 31, 2004, we continue to see increased bid and proposal activity in the energy and chemicals market for international projects in both the Asia-Pacific and the Middle East regions.

Given the new awards in the energy and chemical industry sectors during fiscal 2004 and the first half of fiscal 2005, we anticipate revenue for fiscal 2005 to be slightly higher than fiscal 2004. Gross profit percentage for the remaining quarters in fiscal 2005 is expected to be generally consistent with the first and second quarters of fiscal 2005.

Maintenance Segment

Revenues — Maintenance Segment

The increases of $35.0 million or 26.7% and $68.8 million or 23.8% in segment revenues for the three and six months ended February 28, 2005 compared to the same periods in fiscal 2004 are primarily attributable to:

•	increased activity and additional scope related to the TVA nuclear restart project;

•	revenues related to a new nuclear decommissioning project;

•	an expansion in the amounts of maintenance services for a customer in the nuclear power industry; and

•	revenues related to additional services for three customers in the chemicals market.

The increases in segment revenues for the three and six months ended February 28, 2005 as compared to the same periods in fiscal 2004 above were offset during those periods by a decrease in revenues related to a decline in activity related to our UK subsidiary.

Demand for our Maintenance services within the energy market is seasonal and tends to be lower when power production needs are high during the summer and winter months with increased scheduled maintenance during other months of the year. As a result, revenues in the first and third quarters of our fiscal year are expected to be higher than revenues in the second and fourth quarters of our fiscal year. Due to the additional scope of work related to the TVA nuclear restart project and other new maintenance contracts entered into in late fiscal 2004 and the first half of fiscal 2005, we expect fiscal 2005 revenues for the Maintenance segment to exceed fiscal 2004 revenues.

Gross Profit and Gross Profit Percentages — Maintenance Segment

For the three and six months ended February 28, 2005, the decrease in gross profit and gross profit percentage compared to the same periods in fiscal 2004 is due primarily to the reversal of revenue and gross profit related to the

TVA nuclear restart project in the first quarter of fiscal 2005 and a decrease in activity related to our U.K. subsidiary during the six months ended February 28, 2005. On the TVA nuclear restart project, we record material performance incentives based primarily on schedule and cost savings on the project that will be ultimately determined and paid at the completion of the project which we anticipate will occur in fiscal 2007. We estimate the performance incentives that we expect to be paid, and we record the estimated amount in revenue and unbilled receivables on the percentage-of-completion method of accounting based on costs incurred to date as a percentage of estimated total project costs at completion of the project.

During the first quarter of fiscal 2005, we agreed to perform additional tasks related to the TVA nuclear restart project that were previously not included in our scope of work. These additional tasks will increase the contract value for the project by approximately 43% and add gross profit to our original project estimate. Due to the increase in the scope of the work on the project, our calculated percentage-of-completion at November 30, 2004 decreased as compared to the percentage-of-completion calculated as of August 31, 2004, which resulted in the reversal of performance incentive revenues and gross profit previously recognized. However, the performance incentive revenues and gross profit amount reversed will be recognized as costs are incurred over the remaining contract term. In addition, in conjunction with the increase in our scope of work, we reduced our estimate of the total performance incentives expected to be earned on the project which also resulted in a reversal of revenues and gross profit previously recognized. Although these reversals were offset by progress in percentage-of-completion achieved during the period, we recognized a net reduction in revenue and gross profit on the project of $4.5 million related to the performance incentive in the first quarter of fiscal 2005.

We anticipate the gross profit percentage for the remainder of fiscal 2005 to be consistent with the second quarter of fiscal 2005 and significantly higher than the first quarter of fiscal 2005 due to the change in scope on the TVA restart project discussed above. We also anticipate the gross profit percentage for the remainder of fiscal 2005 will be higher than the same period in fiscal 2004.

Backlog — Maintenance Segment

Segment backlog at February 28, 2005 was approximately $1.3 billion compared with approximately $1.5 billion at August 31, 2004.

Backlog has decreased from August 31, 2004 due to progress on existing contracts primarily offset by the additional scope of work on the TVA nuclear restart project as discussed above and other nuclear project awards. We believe our increased efforts in cross selling maintenance services provides us with potential maintenance opportunities with existing customers. Additionally, we are targeting new customers in our fossil fuel and nuclear power industry sectors as well as the renewal of several current contracts in the chemical industry.

Fabrication, Manufacturing & Distribution Segment

Revenues — F&M Segment

Revenues remained flat for the three months ended February 28, 2005 as compared to the same period in fiscal 2004 and revenues decreased $5.7 million or 6.3% for the six months ended February 28, 2005 as compared to the same period in fiscal 2004. The six month decrease is attributable to a decline in domestic fabrication projects caused by reduced demand from the energy market. The decrease was offset by an increase in fabrication revenue from the process industries (chemical, petro-chemical and refinery) and greater demand for our manufactured products as a result of shortages of these products in world markets. During the three and six months ended February 28, 2005, revenue was positively impacted by recent escalations in the price of steel for which material costs are passed through to the customer.

Segment revenues exclude intersegment revenues of $7.6 million and $17.0 million for the three and six months ended February 28, 2005 compared to $0.3 million and $0.9 million for the three and six months ended February 29, 2004, respectively. This increase in intersegment revenues reflects the shift in this segment’s revenues from external customers to supporting company-wide operations, specifically, our E&C and Maintenance segment projects.

Gross Profit and Gross Profit Percentage — F&M Segment

Gross profit for this segment has increased $3.6 million or 50.7% and $6.8 million or 56.2% for the three and six months ended February 29, 2005, respectively, compared to the same periods in fiscal 2004. The segment’s gross profit percentages of 23.8% and 22.4% for the three and six months ended February 28, 2005 compared to 15.7% and 13.4% for the same periods in fiscal 2004, respectively, reflects the increased gross profit being realized on the segment’s manufacturing and distribution products in late fiscal 2004 and the first half of fiscal 2005. This segment’s gross profit percentage is also impacted by intersegment revenues as they are eliminated from the F&M segment in consolidation while the related gross profit recognized on sales to external customers remains with the F&M segment. The increase in gross profit percentage for the three and six months ended February 28, 2005 includes 3.4 and 3.7 percentage points of gross profit related to these intersegment revenues, respectively.

Backlog — F&M Segment

Backlog for this segment has increased from $115.8 million at August 31, 2004 to $143.1 million at February 28, 2005. The increase in backlog reflects approximately $27.3 million in new contracts for an oil and gas customer for natural gas separation and a compression plant in Qatar. The increase in backlog was partially offset by work performed under existing contracts during the six months ended February 28, 2005.

Based on our market outlook, we expect further improvement in revenues and gross profit in this segment for the remainder of fiscal 2005 given the recent increased demand as a result of expected new contract awards and the continued shortage of materials available in the manufacturing and distribution market worldwide.

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, and Other Comprehensive Income

General and administrative expenses were approximately $49.1 million and $97.7 million for the three and six months ended February 28, 2005, respectively, compared with approximately $44.9 million and $117.2 million for the three and six months ended February 29, 2004, respectively. General and administrative expenses for the six months ended February 29, 2004 included $29.4 million of amortization expense related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems. The $4.2 million and $9.9 million increase during the three and six months ended February 28, 2005, respectively, in general and administrative expenses, excluding the $29.4 million of amortization from the six months ended February 29, 2004 is due to an increase in the accrual of employee bonuses, an increase in costs supporting our Sarbanes-Oxley compliance initiatives and an increase in the legal and consulting fees associated with the Securities and Exchange Commission’s informal inquiry and class action litigation. We anticipate that general and administrative expenses will be higher in the second half of fiscal 2005, as compared to the first half, however they will not increase proportionality to our expected increases in revenue for the second half of fiscal 2005.

Interest expense was $9.7 million and $19.5 million for the second quarter and first half of fiscal 2005 as compared to $9.1 million and $19.6 million for the second quarter and first half of fiscal 2004, respectively. The increase in interest expense for the second quarter of fiscal 2005 reflects the slight increase in our debt since August 31, 2004. Interest income was $1.4 million and $2.5 million for the three and six months ended February 28, 2005 as compared to $0.5 million and $0.8 million for the same periods in fiscal 2004 due to interest income on higher escrowed and restricted cash balances during fiscal 2005.

Other income (expense) for the three and six months ended February 28, 2005, includes a $2.0 million gain on the sale of the assets of Shaw Power Technologies, Inc. (PTI) for $14 million in cash proceeds, which was offset by a loss on the sale of other businesses of $1.7 million, which occurred during the first quarter of fiscal 2005. No such assets sales occurred during the three months ended February 29, 2004.

Our effective tax rate was 35% for the first half of fiscal 2005 as compared to 33% for the first half of fiscal 2004. For the first half of fiscal 2005, the effective tax rate was impacted by a reduction of income from certain projects we expect to complete in fiscal 2005 related to our foreign entities which are not subject to federal income tax.

Unconsolidated Entities

During the three and six months ended February 28, 2005, we recognized earnings of $2.0 million and $2.3 million, respectively, as compared to earnings (losses) of ($0.3 million) and $0.3 million for the three and six months ended February 29, 2004, respectively, from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The increased earnings in fiscal 2005 reflects the increased activity in several of our unconsolidated entities related to military housing privatization, maintenance services and environmental services.

The loss from discontinued operations of $0.1 million and $0.8 million, net of tax, for the three and six months ended February 28, 2005 as compared to $0.3 million and $0.4 million, net of tax, for the same periods in fiscal 2004 reflect discontinued operations, contract termination costs and other costs associated with the sale of our hanger engineering and pipe support businesses on August 31, 2004 (see Note 16 to our condensed consolidated financial statements).

Liquidity and Capital Resources

Credit Facilities

In February 2005, our $300 million Credit Facility was amended to extend the Credit Facility expiration date from March 17, 2006 to September 17, 2006 to provide us time to assess our current and future business needs and secure a new credit facility to support us in our business. No other terms of the Credit Facility were amended.

We primarily use this Credit Facility for the issuance of letters of credit which relate to our projects and are issued in the normal course of business. From time to time, we also use the Credit Facility for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During the first half of fiscal 2005 and continuing into the third quarter of fiscal 2005, we periodically borrow under our Credit Facility for our daily working capital needs. As of February 28, 2005, we do not have any outstanding borrowings under our Credit Facility. On February 28, 2005, we had outstanding letters of credit of approximately $218.4 million under our Credit Facility.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with (i) the proceeds of new indebtedness; (ii) net cash proceeds from equity sales to third parties (if not used for acquisitions or other general corporate purposes within 90 days after receipt); and (iii) insurance proceeds or condemnation awards in excess of $5 million that are not used to purchase a similar asset or for a like business purpose within 90 days of the receipt thereof. As of February 28, 2005, we do not have outstanding borrowings under our Credit Facility. Further, we are required to obtain the consent of the lenders to prepay or amend the terms of the 10.75% Senior Notes due 2010.

We also have the ability to obtain unsecured performance letters of credit outside of the Credit Facility of up to $150 million.

The Credit Facility contains certain financial covenants, including:

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

As of February 28, 2005, we were in compliance with the covenants contained in the Credit Facility.

The leverage ratio limits the amount of cash that we can borrow. As of February 28, 2005, the maximum amount that we could borrow under the leverage ratio is approximately $208 million, subject to the overall availability under the Credit Facility which was $81.6 million as of February 28, 2005, after consideration for outstanding letters of credit.

The following table provides information related to our foreign subsidiaries as of the dates indicated (in thousands):

	February 28,	August 31,
	2005	2004
Short-term revolving lines of credit:
Available	$18,098	$16,078
Outstanding	1,996	2,474
Weighted average interest rate	5.75%	4.25%
Letters of credit
Available	$12,339	$10,058
Outstanding	3,080	3,545

In December 2004, one of our consolidated VIEs expanded its existing credit facility to a total capacity of $18.1 million consisting of $9.1 million in committed short-term revolving lines of credit, $5.3 million in performance bond and letter of credit capacity and a term loan of $3.7 million. As of February 28, 2005, borrowings under the short-term revolving lines of credit and term loan were $4.0 million and $3.7 million, respectively, with outstanding performance bonds of $1.5 million. Interest rates under this credit facility vary but ranged from 5.4% to 5.6% as of February 28, 2005. We guarantee 50% of the obligations under this credit facility. As of August 31, 2004, this VIE had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75%.

See Note 8 to our condensed consolidated financial statements for additional discussion of long-term debt.

Liquidity

Our liquidity position is impacted by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution if not replaced by advances on new projects, our cash position will be reduced. Cash is used to fund operations, capital expenditures, acquisitions, and debt service.

As of February 28, 2005, we had cash and cash equivalents of $38.6 million and $81.6 million of availability under our $300 million Credit Facility to fund operations. We also have a shelf registration statement with $471 million available for the issuance of any combination of equity or debt securities if needed.

Since August 31, 2004, cash and cash equivalents decreased $49.9 million as a result of increases in restricted and escrowed cash accounts, capital expenditure requirements and equity contributions related to our military housing privatization joint ventures. Cash and cash equivalents were also impacted by the timing of cash disbursements from project related restricted and escrowed cash accounts. Our liquidity also increased with net cash proceeds from the sale of businesses of $13.0 million (see Note 16 to our condensed consolidated financial statements), cash receipts of approximately $26 million related to the settlement of certain claims and disputed amounts (see Note 12 to our condensed consolidated financial statements) and a $3.9 million income tax refund (see Note 5 to our consolidated financial statements). In connection with the settlement of certain claims and disputes, we are required to return approximately $17 million in the third quarter of fiscal 2005 for amounts collected under letters of credit.

Management believes cash generated from operations and available borrowings under our Credit Facility will be sufficient to fund operations for the next twelve months. We also may use proceeds from the sale of certain assets and sales of equity or debt under our shelf registration to generate cash as needed.

Cash flow for six months ended February 28, 2005 versus six months ended February 29, 2004

Net cash provided by operations was approximately $28.3 million for the first half of fiscal 2005 as compared with cash used in operations of $73.4 million for the first half of fiscal 2004. For the first half of fiscal 2005, cash provided by operating activities increased compared to prior year, primarily due to change in working capital and net income. Cash flows from operations also included the receipt of a $3.9 million income tax refund related to the S&W acquisition in fiscal 2000 (see Note 5 to our condensed consolidated financial statements).

Normally, billings and cash receipts on EPC contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflow in the later stages of completion. In the second half of fiscal 2005, we expect we will begin new EPC projects which will provide cash as down payments on such projects. However, the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash. We also expect to have a project nearing completion that will generate approximately $18 million in cash outflow, the majority of which will occur in the second half of fiscal 2005. Because of these projects, changes in working capital could be highly variable from one period to the next, although over an extended period of time, significant increases and decreases would tend to offset one another.

Further, we have been involved in various customer disputes, most significantly on the NEG and AES projects. Dispute resolution expenses directly associated with these project claims were $6.1 million and $9.5 million for the first half of fiscal 2005 and 2004, respectively, and have and will continue to negatively impact cash flows from operations. Offsetting these costs were claim settlement proceeds of approximately $26 million in the second quarter of fiscal 2005 with another scheduled payment under the settlements scheduled to occur in the third quarter of fiscal 2005.

Net cash used in investing activities was approximately $73.0 million for the first half of fiscal 2005, as compared with net cash provided by net investment activities of $4.3 million for the first half of fiscal 2004. During the first half of fiscal 2005, we purchased $11.0 million of property and equipment which is comparable to the $11.0 million invested in property and equipment for the six months ended February 29, 2004. For the first half of fiscal 2005, we made equity contributions to our military housing privatization joint ventures and other joint ventures of $12.5 million and received $2.6 million in distributions from other unconsolidated entities and joint ventures. For the first half of fiscal 2005 $13.0 million of cash was provided by the sale of certain businesses during the first half of fiscal 2005, while $21.5 million of cash was used to acquire businesses in the first half of fiscal 2004. Additionally, during the first half of fiscal 2005, cash flows from investing activities were significantly impacted by the net deposit of $65.7 million in cash into restricted project cash accounts. For the first half of fiscal 2004, investing activities included a net deposit of $23.2 million into escrowed cash for the repurchase of LYONs debt (see Note 3 to our condensed consolidated financial statements), which was offset by a withdrawal of $58.0 million from restricted project cash accounts.

Net cash used in financing activities totaled approximately $3.4 million for the first half of fiscal 2005 compared with $3.9 million of cash used in financing activities for the same period in fiscal 2004. The net cash used in financing activities for the first quarter of fiscal 2005 reflects $4.1 million in repayments of debt and capital leases, $5.9 million in payments for financed insurance premiums primarily offset by $6.0 million in proceeds from the issuance of debt. For the first half of fiscal 2004, cash used in financing activities reflected approximately $217.5 million in net proceeds from the issuance of our common stock in October 2003 with the majority of the proceeds used to purchase $195.2 million in outstanding LYONs in the first half of fiscal 2004, proceeds of $1.5 million from the issuance of debt and, proceeds of $2.3 million from our revolving lines of credit, which was offset by $5.0 million in payments for financed insurance premiums.

Off Balance Sheet Arrangements

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

We have also provided guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheets. At February 28, 2005 and August 31, 2004, we had guaranteed approximately $0.3 million and $0.7 million of bank debt or letters of credit and $77.7 million and $69.9 million of performance bonds with respect to our unconsolidated joint ventures, respectively. We would generally be required to perform under these guarantees in the event of default by the joint venture. No liabilities were recorded related to these guarantees as of February 28, 2005.

During the second quarter of fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities. American Eagle Northwest, LLC related to the development and construction phase of the PNC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $153 million but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the project for which the proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. We have recorded a $0.5 million liability and corresponding asset for these guarantees as of February 28, 2005.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances, certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At February 28, 2005, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$221.5	$28.1	$164.4	$5.9	$23.1
Surety bonds	529.6	454.6	57.4	0.2	17.4

Total Commercial Commitments	$751.1	$482.7	$221.8	$6.1	$40.5

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to February 28, 2005.

As of February 28, 2005 and August 31, 2004, we had total letters of credit of $221.5 million and $219.0 million, respectively.

Of the amount of outstanding letters of credit at February 28, 2005, $197.0 million are issued to customers in connection with contracts. Of the $197.0 million, five customers held $139.8 million or 71% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $48.8 million. There were no draws under these letters of credit for the three and six months ended February 28, 2005 and February 29, 2004.

As of February 28, 2005 and August 31, 2004, we had total surety bonds of $529.6 million and $438.3 million, respectively. The $91.3 million increase is due primarily to bonded liability on new projects for disaster relief and construction services in hurricane damaged areas.

Fees related to these commercial commitments were $2.5 million and $5.4 million for the second quarter and first half of fiscal 2005 as compared to $1.6 million and $3.1 million for the same periods in fiscal 2004 and were recorded in the accompanying condensed consolidated statements of operations.

See Note 8 to our condensed consolidated financial statements for a discussion of long-term debt.

Also see Note 16 to our condensed consolidated financial statements for a discussion of contingencies and commitments.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that we measure the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value will be recognized as a non-cash cost over the period the employee is required to provide services. SFAS No. 123(R) is effective for the first interim or annual period beginning after June 15, 2005 (effective September 1, 2005 for us), and provides for two methods of transition: the modified retrospective method (we may restate compensation cost previously reported), and the modified prospective method (there is no restatement of compensation cost reported on a pro forma basis in prior fiscal years, although we may restate prior interim periods of the fiscal year in which SFAS No. 123(R) is adopted).

We have not yet determined SFAS No. 123(R) will have on our consolidated financial statements as we have not completed our analysis of the potential impact and we cannot predict the level of share-based payments granted in the future, but the adoption will result in a reduction of net income that may be material.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $300 million limit of this facility. At February 28, 2005, letters of credit of approximately $218.4 million were outstanding and no revolving credit loans were outstanding under the Credit Facility. At February 28, 2005, the interest rate on our primary Credit Facility was either 7.0% (if the base rate index had been chosen) or 5.7% (if the LIBOR rate index had been chosen) with an availability of $81.6 million (see Note 8 to our condensed consolidated financial statements).

As of February 28, 2005, our variable rate debt was $6.3 million with a weighted average interest rate of 5.2%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.

The estimated fair value of long-term debt, excluding capital leases, as of February 28, 2005 and August 31, 2004 was approximately $298.9 million and $246.9 million, respectively, based on current market prices of such debt as of February 28, 2005 and August 31, 2004.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of February 28, 2005, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position.

ITEM 4. – CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal controls over financial reporting. The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for our fiscal year ending August 31, 2005. In order to comply with the requirements of the Act, we are currently undergoing a comprehensive effort which includes documentation, testing and review of internal controls under the direction of senior management. During the course of these activities, we have identified certain deficiencies in the design of internal control for which senior management has implemented corrective actions. As a result of our review efforts, we are making improvements to our internal controls over financial reporting and will continue to do so. The planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and enhanced monitoring controls. Any further internal control issues identified by our continued efforts will be addressed accordingly.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

A summary of our net claims receivable position on the Covert & Harquahala, Wolf Hollow, and the Freeport, Texas projects discussed below is as follows (in millions):

	February 28,	August 31,
	2005	2004
Receivables from owners under contract terms	$114.0	$114.0
Reimbursement of letter of credit draws by owners	46.8	46.8
Recorded claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	43.4	77.4
Less: Liquidated damages recorded in contract costs	(11.1)	(16.7)
Less: Amounts we collected by drawing letters of credit	(42.1)	(42.1)

Net claims receivable	$151.0	$179.4

During the second quarter of fiscal 2005, we reached settlements with equipment vendors for disputes related to the Covert and Harquahala projects and with a customer on one other project in Freeport, Texas. These settlements resulted in cash proceeds to us of approximately $26 million and reduced our claims receivable from owners, equipment vendors, subcontractors and others in the second quarter of fiscal 2005. These settlement amounts were approximately the amount of the recorded claims receivable related to these disputes, and, therefore, did not result in a material gain or loss. Under these settlements, we are also required to return approximately $17 million in amounts we collected by drawing on letters of credit which will impact the net claims receivable balance in the third quarter of fiscal 2005.

Covert & Harquahala Projects

During the first quarter of fiscal 2005, the arbitration proceedings with the owners had been bifurcated, at our request, whereby arbitration regarding the owners’ assessment of liquidated damages was scheduled for April 2005, while arbitration regarding claims for additional work was scheduled for the fall of 2005. However, the owners requested an extension of time, and this issue will now be combined with arbitration regarding claims for additional work, which is scheduled for the fall of 2005. As discussed above, we reached settlements with the turbine manufacturers on both the Covert and Harquahala in the second quarter of fiscal 2005.

We continue to believe we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance as to the timing or outcome of these negotiations or results of arbitration.

Wolf Hollow Project

The arbitration hearing against the heavy equipment manufacturer is scheduled to begin in May 2005. During the second quarter of fiscal 2005, the Court trial against the owners was rescheduled to start in October 2005. There have been no material changes to our claims against the owners, equipment vendors, subcontractors and others since August 31, 2004.

We continue to believe that we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance as to the timing or outcome of these negotiations or results of arbitration.

Marcus Hook Project

In addition to the claims above, there have been no material changes to our claims against FPL-Energy (“FPLE”) since August 31, 2004. We continue to believe any amounts that we incur related to this project, including legal costs to pursue issues with any subcontractors and vendors, are recoverable from FPLE under the terms of the EPC contract while FPLE disputes whether the costs are fully reimbursable. We continue attempts to resolve this dispute with FPLE; however, we cannot provide absolute assurance as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE or with the subcontractors.

Other

During the second quarter of fiscal 2005, we reached a settlement related to a project to construct a chemical processing facility in Freeport, Texas and received a cash payment related to the settlement.

Also on one of our projects, a client is claiming damages of approximately $7 million related to the troubleshooting, shutdown, repairs and loss of production. We are contesting the amount of damages claimed, and we believe amounts owed to the client, if any, are covered by applicable insurance. However, we can provide no assurance that these amounts will be adequately covered by insurance. In the event any such damages are not covered by insurance, there could be a material adverse effect on our financial position.

SEC Inquiry

On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the requests for information we have received to date appear to primarily relate to the purchase method of accounting for various of our acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. This review may have consequences independent of the inquiry, including restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings could be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.

Securities Litigation

We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenue on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as class actions by the Court.

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

In the normal course of business, we become involved in various litigation matters including claims by third parties for alleged property damages, personal injuries, and other matters. We have estimated our potential exposure and have recorded appropriate accruals in our financial statements considering insurance coverage. We do not anticipate that the differences between our estimated outcome of these claims and future actual settlements would have a material effect on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 24, 2005, we held our 2005 Annual Meeting of Shareholders. Three proposals were submitted to a vote at the meeting. The proposals and the results of the vote on the proposals were as follows:

Proposal No. 1 - Election of Directors:

Name	For	Withheld
J. M. Bernhard, Jr.	59,557,546	4,202,323
T. A. Barfield, Jr.	59,752,588	4,007,281
L. Lane Grigsby	56,208,673	7,551,196
David W. Hoyle	60,646,095	3,113,774
Albert McAlister	56,165,640	7,594,229
John W. Sinders, Jr.	60,471,552	3,288,317
Charles E. Roemer, III	56,505,459	7,254,410
James F. Barker	60,481,918	3,277,951
Robert L. Belk	60,117,368	3,642,501

There were no broker non-votes with respect to the election of directors.

Proposal No. 2 - To Ratify the Appointment of Ernst & Young LLP as the independent auditors for the Company:

For:	61,954,469
Against:	1,741,531
Abstain:	63,869

There were no broker non-votes with respect to the election of directors.

Proposal No 3. - To Approve an Amendment to the Company’s 2001 Employee Incentive Compensation Plan to increase from 50,000 to 300,000 the Maximum Number of Shares of the Company’s No Par Value Common Stock that May be Allotted to any Individual Pursuant to a Restricted Stock Award in any fiscal year:

For:	31,520,942
Against:	19,127,560
Abstain:	214,295

There were 12,897,072 broker non-votes with respect to the proposal to amend the Company’s 2001 Employee Incentive Compensation Plan to increase from 50,000 to 300,000 the maximum number of shares of the Company’s no par value common stock that may be allotted to any individual pursuant to a restricted stock award in any fiscal year.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits.

10.1	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004).

10.2	Amendment to Employment Agreement of David. L. Chapman, Sr. dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.3	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.4	The Shaw Group Inc. Fiscal 2005 Management Incentive Program Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.5	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through January 24, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2005).

10.6	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

Dated: April 5, 2005	/s/ Robert L. Belk

Robert L. Belk
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.

EXHIBIT INDEX

     Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 2005.

A.	Exhibits.

10.1	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004).

10.2	Amendment to Employment Agreement of David. L. Chapman, Sr. dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.3	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.4	The Shaw Group Inc. Fiscal 2005 Management Incentive Program Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.5	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through January 24, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2005).

10.6	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).