Form 10-K/A
period 2004-08-31
SHAW GROUP INC
filed 2005-07-11
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be prepared for use in connection with the Registrant’s 2004 Annual Meeting of Shareholders to be held in January 2005 will be incorporated by reference into Part III of this Form 10-K/A (Amendment 1).

EXPLANATORY STATEMENT

As previously disclosed in the The Shaw Group Inc.’s (“Shaw”) Current Report on Form 8-K dated July 6, 2005, Shaw restated its financial statements for the fiscal year ended August 31, 2004 and the financial statements for the six month period ended February 28, 2005 to correct an accounting error.

The accounting error was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December of 2003. Following the acquisition of EDS, from January 2004 through December 2004, Shaw recorded excess costs of revenues associated with EDS’s operations. In December 2004, Shaw converted EDS’s accounting systems to Shaw’s accounting systems which corrected the issue from that point forward. The effect of the restatements on the financial results is to increase reported net income over this period by $2.6 million, after taxes, impacting only the Energy and Chemicals segment. This restatement will affect the operating results of each quarter during the period, but has no impact on revenues, operating cash flows, or compliance with debt covenants for any quarterly or annual period. The accompanying Consolidated Financial Statements have been restated from amounts previously reported to incorporate the effects of these corrections.

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year-end August 31, 2004, initially filed with the SEC on November 2, 2004 (the “Original Filing”), is being filed to reflect the restatement of Shaw’s Consolidated Financial Statements for the year ended August 31, 2004. For a more detailed description of this restatement, see Note 1, “General Information,” to the accompanying Condensed Consolidated Financial Statements.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates certain information in Items 6, 7 and 8 of Part II of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. The Company has not amended and does not intend to amend its previously filed its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to August 31, 2004.

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

Forward-Looking Statements And Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K/A (Amendment 1) that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties mentioned in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and those factors summarized below:

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

Item 6. Selected Consolidated Financial Data

The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data on a consolidated basis. The selected historical consolidated financial data for each of the five fiscal years in the period ended August 31, 2004 presented below has been derived from our audited consolidated financial statements. Ernst & Young LLP audited our consolidated financial statements for each of the three fiscal years in the three-year period ended August 31, 2004. Arthur Andersen LLP audited our consolidated financial statements for each of the two fiscal years in the two-year period ended August 31, 2001. Such data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A (Amendment 1) and Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The August 31, 2004 data has been restated as discussed in Note 1 to the Condensed Consolidated Financial Statements.

	Year Ended August 31,
	2004 Restated	2003	2002	2001	2000
	(1)	(2)(8)	(3)(8)	(4)(8)	(5)(8)
	(In Millions, Except Per Share Amounts)
Consolidated Statements of Operations
Revenues	$3,076.9	$3,292.8	$3,149.1	$1,521.2	$744.0

Income (loss) from continuing operations	$(24.3)	$20.6	$96.5	$60.2	$29.4

Basic income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle (6)	$(0.42)	$0.54	$2.36	$1.50	$0.99

Diluted income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle (6)	$(0.42)	$0.53	$2.22	$1.44	$0.96

Consolidated Balance Sheets
Total assets	$2,028.8	$1,986.1	$2,301.1	$1,701.9	$1,335.1

Long-term debt and capital lease obligations, net of current maturities (7)	$261.2	$251.7	$522.1	$512.9	$255.0

Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Includes the acquisition of certain assets of Energy Delivery Services, Inc., Coastal Engineering and Environmental Consultants Inc. and LFG&E International, Inc. in fiscal 2004 (see Note 4 of the notes to our consolidated financial statements).

(2)	Includes the acquisition of certain assets of Badger Technologies, Envirogen, Inc., and LFG&E International, Inc. in fiscal 2003 (see Note 4 of the notes to our consolidated financial statements).

(3)	Includes the acquisition of certain assets of the IT Group and PsyCor Inc. in fiscal 2002 (see Note 4 of the notes to our consolidated financial statements).

(4)	Includes the acquisition of certain assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. in fiscal 2001 and amortization of goodwill, net of tax, of $13.3 million ($0.33 per basic share and $0.32 per diluted share).

(5)	Includes the acquisition of certain assets of Stone & Webster and PPM Contractors, Inc. in fiscal 2000 and amortization of goodwill, net of tax, of $1.2 million ($0.06 per basic share and $0.06 per diluted share).

(6)	Earnings per share for fiscal 2000 has been restated to reflect the effect of the December 2000 two-for-one stock split of our common stock.

(7)	Fiscal 2003 excludes $260.0 million of current maturities of long-term debt consisting primarily of the LYONs convertible debt of $251.5 million.

(8)	Restated to reflect discontinued operations (see Note 21 of the notes to our consolidated financial statements).

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

Restatement

The following discussion and analysis gives effect to the restatement as discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

The following table presents, for the periods indicated, summary revenues, gross profit and gross profit percentages (in millions, except for percentages):

	Year Ended August 31,
	2004 Restated	2003	2002
Revenues:
E&I	$1,329.4	$1,203.8	$489.8
ECM	1,567.2	1,840.3	2,276.4
Fabrication, Manufacturing and Distribution	180.3	248.7	382.9

Total revenue	$3,076.9	$3,292.8	$3,149.1

Gross profit:
E&I	$160.6	$133.4	$69.3
ECM	31.7	95.5	170.4
Fabrication, Manufacturing and Distribution	30.6	40.9	81.3

Total gross profit	$222.9	$269.8	$321.0

Gross profit percentage:
E&I	12.1%	11.1%	14.1%
ECM	2.0	5.2	7.5
Fabrication, Manufacturing and Distribution	17.0	16.4	21.2
Total gross profit percentage	7.2	8.2	10.2

Our revenues by industry sector were as follows (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$1,329.4	43%	$1,203.8	37%	$489.8	16%
Power Generation	1,115.5	36	1,536.2	47	2,217.8	70
Process Industries	544.2	18	440.5	13	258.5	8
Other Industries	87.8	3	112.3	3	183.0	6

	$3,076.9	100%	$3,292.8	100%	$3,149.1	100%

The following tables present our revenues by geographic region (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%
United States	$2,511.6	82%	$2,800.9	85%	$2,737.3	87%
Asia/Pacific Rim	223.4	7	219.8	7	146.1	5
Middle East	151.3	5	12.0	—	10.8	—
Europe	96.3	4	101.9	3	103.7	3
Canada	74.5	2	127.7	4	108.2	4
South America and Mexico	7.2	—	14.7	—	27.6	1
Other	12.6	—	15.8	1	15.4	—

	$3,076.9	100%	$3,292.8	100%	$3,149.1	100%

Backlog by segment is as follows (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
	(In Millions)%		(In Millions)%		(In Millions)%
E&I	$2,856.4	50%	$2,783.9	59%	$2,313.7	41%
ECM	2,793.8	48	1,868.3	39	3,017.0	54
Fabrication, Manufacturing and Distribution	115.8	2	99.1	2	274.0	5

	$5,766.0	100%	$4,751.3	100%	$5,604.7	100%

Backlog by industry sector is as follows (in millions, except for percentages):

	Year Ended August 31,
	2004		2003		2002
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,856.4	50%	$2,783.9	59%	$2,313.7	41%
Power Generation	2,176.7	38	1,399.7	29	2,690.2	48
Process Industries	723.2	12	529.1	11	497.8	9
Other Industries	9.7	—	38.6	1	103.0	2

	$5,766.0	100%	$4,751.3	100%	$5,604.7	100%

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

Cash Flow for Fiscal 2004 versus Fiscal 2003

Net cash used in operations was approximately $25.0 million for fiscal 2004 as compared with $202.0 million for fiscal 2003. For fiscal 2004, cash was adjusted for non-cash items including (i) depreciation and amortization of $60.8 million, (ii) interest accretion and loan fee amortization of $6.6 million, (iii) a loss on the repurchase of the LYONs of $1.3 million, (iv) losses on foreign currency transactions of $2.7 million, (v) loss from discontinued operations, net of taxes of $4.7 million and (vi) stock-based compensation of $2.1 million. These increases in cash were offset by (i) a net loss of $29.0 million, (ii) amortization of purchase accounting contract reserves of $13.4 million, (iii) a deferred tax benefit of $11.8 million and (iv) minority interest of $5.3 million.

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

Risk Factors

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this Form 10-K/A (Amendment 1), including the discussion of our Critical Accounting Polices, before deciding to invest in shares of our common stock.

This Form 10-K/A (Amendment 1) also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K/A (Amendment 1).

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

We are also currently involved in litigation with a customer and a third-party subcontractor relating to the engineering, design, procurement and construction of a gas-fired, combined-cycle power plant in Texas. In this litigation we are seeking payment from the customer for additional costs incurred by us as a result of a fire at the construction site and certain misrepresentations and we are seeking payment from a third-party equipment vendor for additional costs and liquidated damages potentially payable by us as a result of the failure of a turbine during start-up testing. To the extent we do not receive these amounts, we will recognize a charge to earnings. For further information regarding current legal disputes in which we are currently involved, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K/A (Amendment 1) for the year ended August 31, 2004.

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

Item 8. Financial Statements And Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets as of August 31, 2004 (Restated) and 2003	77-78
Consolidated Statements of Operations for the years ended August 31, 2004 (Restated), 2003 and 2002	79
Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2004 (Restated), 2003 and 2002	80-81
Consolidated Statements of Cash Flows for the years ended August 31, 2004 (Restated), 2003 and 2002	82-83
Notes to Consolidated Financial Statements	84-139

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

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet as of August 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended have been restated.

/s/ Ernst & Young LLP

New Orleans, Louisiana
October 22, 2004, except as to the
restatement discussed in Note 1, as to
which the date is July 11, 2005

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2004 and 2003
(Dollars in thousands)

ASSETS

	2004
	Restated	2003
Current assets:
Cash and cash equivalents	$88,557	$179,852
Restricted and escrowed cash	56,574	58,035
Marketable securities, held to maturity	—	5,096
Accounts receivable, including retainage, net	451,393	427,823
Accounts receivable from unconsolidated entities	7,450	7,942
Inventories	80,073	86,246
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	384,011	233,895
Deferred income taxes	47,826	82,311
Prepaid expenses	10,755	19,306
Assets held for sale	1,784	2,001
Other current assets	8,260	11,856

Total current assets	1,136,683	1,114,363
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	25,689	33,173
Property and equipment:
Transportation equipment	5,249	5,251
Furniture, fixtures and software	86,386	107,895
Machinery and equipment	122,262	106,255
Buildings and improvements	56,415	60,121
Assets acquired under capital leases	5,756	5,325
Land	7,596	7,891
Construction in progress	8,045	10,442

	291,709	303,180
Less: accumulated depreciation	(122,221)	(118,850)

	169,488	184,330
Goodwill	522,783	511,376
Deferred income taxes	20,597	—
Other assets	153,596	142,873

	$2,028,836	$1,986,115

(Continued)

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2004 and 2003
(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2004
	Restated	2003
Current liabilities:
Accounts payable	$316,022	$307,971
Accrued liabilities	140,830	155,258
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	357,472	259,338
Contract liability adjustments	17,347	32,551
Deferred revenue - prebilled	6,233	10,785
Current maturities of long-term debt	4,637	258,758
Short-term revolving lines of credit	5,983	1,274
Current portion of obligations under capital leases	2,113	1,378

Total current liabilities	850,637	1,027,313
Long-term debt, less current maturities	256,437	250,861
Obligations under capital leases, less current portion	4,736	884
Deferred income taxes	—	25,985
Other liabilities	19,641	17,980
Minority interest	10,614	802
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 69,101,493 and 43,121,871 shares issued, respectively; and 63,769,838 and 37,790,216 shares outstanding, respectively	750,077	496,148
Retained earnings	257,836	286,811
Accumulated other comprehensive loss	(15,157)	(20,540)
Unearned stock-based compensation	(6,072)	(216)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	886,771	662,290

	$2,028,836	$1,986,115

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2004, 2003 and 2002
(Dollars in thousands, except per share amounts)

	2004 Restated	2003	2002
Revenues	$3,076,945	$3,292,804	$3,149,077
Cost of revenues	2,854,062	3,023,048	2,828,036

Gross profit	222,883	269,756	321,041
General and administrative expenses	215,792	197,725	157,781

Operating income	7,091	72,031	163,260
Interest expense	(38,429)	(32,043)	(23,028)
Interest income	1,718	5,406	11,518
(Loss) gain on LYONs repurchase	(1,325)	2,723	—
Foreign currency transaction gains (losses), net	(2,702)	135	(1,158)
Other income (expense), net	1,523	(12,905)	(2,669)

	(39,215)	(36,684)	(15,337)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(32,124)	35,347	147,923
Provision (benefit) for income taxes	(10,524)	11,580	53,099

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and (loss) income from discontinued operations	(21,600)	23,767	94,824
Minority interest, net of taxes	(5,284)	(169)	(33)
Earnings (losses) from unconsolidated entities, net of taxes	2,578	(2,979)	1,703

Income (loss) from continuing operations	(24,306)	20,619	96,494
(Loss) income from discontinued operations of the hanger engineering and pipe support businesses, net of taxes:
(Loss) income from operations	(1,674)	247	1,873
Impairment of discontinued operations	(2,995)	—	—

(Loss) income from discontinued operations, net of taxes	(4,669)	247	1,873

Net income (loss)	$(28,975)	$20,866	$98,367

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.42)	$0.54	$2.36
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.05

Net income (loss)	$(0.50)	$0.55	$2.41

Diluted:
Income (loss) from continuing operations	$(0.42)	$0.53	$2.22
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.04

Net income (loss)	$(0.50)	$0.54	$2.26

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Restated

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

(Continued)

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Restated
(Dollars in thousands, except share amounts)

					Unearned	Accumulated
	Common	Treasury	Common	Treasury	Stock-	Other		Total
	Stock	Stock	Stock	Stock	Based	Comprehensive	Retained	Shareholders’
	Shares	Shares	Amount	Amount	Compensation	Income (Loss)	Earnings	Equity
Net loss	—	—	—	—	—	—	(28,975)	(28,975)
Other comprehensive income:
Foreign translation adjustments	—	—	—	—	—	2,938	—	2,938
Unrealized net losses on hedging activities, net of tax benefit of $2	—	—	—	—	—	222	—	222
Reduction in pension Liability, net not yet recognized in net periodic pension expense, net of tax of $936	—	—	—	—	—	2,223	—	2,223

Comprehensive loss	—	—	—	—	—	—	—	(23,592)
Shares issued in public equity offerings	25,346,000	—	245,966	—	—	—	—	245,966
Exercise of options	38,750	—	191	—	—	—	—	191
Tax benefit on exercise of options	—	—	49	—	—	—	—	49
Stock-based compensation	594,872	—	7,723	—	(7,723)	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,867	—	—	1,867

Balance, August 31, 2004	69,101,493	(5,331,655)	$750,077	$(99,913)	$(6,072)	$(15,157)	$257,836	$886,771

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004
	Restated	2003	2002
Cash flows from operating activities:
Net income (loss)	$(28,975)	$20,866	$98,367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,767	44,597	28,379
Loss (income) from discontinued operations, net of taxes	4,669	(247)	(1,873)
Provision (benefit) for deferred income taxes	(11,769)	8,951	48,093
Stock-based compensation expense, net of taxes	2,138	553	396
Accretion of interest on discounted long-term debt	2,136	9,508	11,512
Amortization of deferred debt issue costs	4,509	7,522	9,079
Provision for uncollectible accounts receivable	9,868	16,093	5,875
Amortization of contract adjustments	(13,409)	(26,823)	(31,066)
(Earnings) losses from unconsolidated entities	(2,578)	2,979	(1,703)
Foreign currency transaction (gains) losses, net	2,702	(135)	1,158
Loss (gain) on repurchase of LYONs	1,325	(2,723)	—
Write-off of investments in securities available for sale and accounts and claims receivable from Orion, and other accounts receivable	—	12,395	3,062
Minority interest, net of taxes	5,284	169	33
Other	(1,490)	193	3,544
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in receivables	(9,007)	9,697	30,478
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts, including claims	(147,555)	17,647	(54,625)
(Increase) decrease in inventories	12,480	13,519	(8,462)
(Increase) decrease in other current assets	2,170	(25,558)	1,810
(Increase) decrease in prepaid expenses	8,515	(3,728)	(3,182)
(Increase) decrease in other assets	(16,457)	(35)	5,509
Increase (decrease) in accounts payable	(6,232)	(88,164)	70,258
Increase (decrease) in accrued liabilities	3,585	(26,413)	21,304
Increase (decrease) in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	96,019	(193,960)	81,133
Increase (decrease) in deferred revenue—prebilled	(5,332)	(718)	3,527
Increase (decrease) in other long-term liabilities	1,598	1,813	(7,540)

Net cash provided by (used in) operating activities	(25,039)	(202,002)	315,066
Cash flows from investing activities:
Purchases of businesses, net of cash received	(23,847)	(22,512)	(102,664)
Purchase of property and equipment	(31,507)	(26,221)	(73,946)
Purchase of real estate option	—	—	(12,183)
Investment in and advances to unconsolidated entities and joint ventures	(8,426)	(3,328)	(3,096)
Distributions from unconsolidated entities	7,538	485	2,208
Deposits in escrowed cash for repurchase of LYONs	(23,229)	—	—
Withdrawal from escrow cash for repurchase of LYONs	23,229	—	—
Cash received from restricted and escrowed cash	168,196	38,465	—
Cash deposited into restricted and escrowed cash	(166,734)	—	(96,500)
Proceeds from sale of property & equipment	2,588	3,135	717
Proceeds from sale of assets held for sale	5,662	—	—
Proceeds from the sale of investment in an unconsolidated entity	9,000	—	—
Purchases of marketable securities, held to maturity	—	(107,270)	(128,585)
Maturities of marketable securities, held to maturity	5,096	157,126	119,263
Other	—	974	—

Net cash provided by (used in) investing activities	(32,434)	40,854	(294,786)

(Continued)

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	2004
	Restated	2003	2002
Cash flows from financing activities:
Purchase of treasury stock	—	(47,837)	(52,043)
Repayment of debt and capital leases	(285,796)	(256,573)	(9,202)
Proceeds from issuance of debt	7,990	254,786	490
Deferred credit costs	(2,551)	(12,241)	(359)
Issuance of common stock	246,157	500	2,262
Net proceeds (repayments) from revolving credit agreements	1,018	110	(2,959)
Other	—	—	(163)

Net cash used in financing activities	(33,182)	(61,255)	(61,974)
Cash from consolidation of variable interest entities previously unconsolidated	879	—	—
Effects of foreign exchange rate changes on cash	(1,519)	491	154

Net decrease in cash and cash equivalents	(91,295)	(221,912)	(41,540)
Cash and cash equivalents—beginning of year	179,852	401,764	443,304

Cash and cash equivalents—end of year	$88,557	$179,852	$401,764

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$31,325	$2,577	$2,373

Income taxes	$1,220	$11,743	$2,226

Noncash investing and financing activities:
Issuance of restricted stock	$7,723	$—	$—

Transfer of acquired accounts receivables to seller – EDS acquisition	$4,000	$—	$—

Receivable for working capital adjustment – Badger Acquisition	$1,800	$—	$—

Property and equipment acquired through issuance of debt	$603	$1,706	$—

Investment in subsidiaries acquired through issuance of common stock	$—	$—	$54,434

Repurchase of debt funded subsequent to balance sheet date	$—	$20,648	$—

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Restatement of Financial Statements

On July 6, 2005, Shaw filed a Current Report on Form 8-K discussing it’s intentions to restate its financial statements for the fiscal year ended August 31, 2004 and the financial statements for the six month period ended February 28, 2005 to correct an accounting error.

The accounting error was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December of 2003. Following the acquisition of EDS, from January 2004 through December 2004, Shaw recorded excess costs of revenues associated with EDS’s operations. In December 2004, Shaw converted EDS’s accounting systems to Shaw’s accounting systems which corrected the issue from that point forward. The effect of the restatements on the financial results is to increase reported net income over this period by $2.6 million, after taxes, impacting only the Energy and Chemicals segment. This restatement will affect the operating results of each quarter during the period, but has no impact on revenues, operating cash flows, or compliance with debt covenants for any quarterly or annual period.

A summary of the effects of these changes on the Company’s Consolidated Balance Sheet at August 31, 2004 and the Statements of Operations for the applicable quarters and the year then ended is as follows:

	For the		For the		For the		For the		For the		For the
	three months		six months		three months		nine months		three months		fiscal year
	ended		ended		ended		ended		ended		ended
	February 29, 2004		February 29, 2004		May 31, 2004		May 31, 2004		August 31, 2004		August 31, 2004
	As	As	As	As	As	As	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported
Cost of revenues	$628,093	$628,593	$1,263,422	$1,263,922	$844,076	$845,276	$2,107,783	$2,109,483	$746,279	$747,679	$2,854,062	$2,857,162
Operating income(loss)	$16,090	$15,590	($44,586)	($45,086)	$28,610	$27,410	($16,260)	($17,960)	$23,351	$21,951	$7,091	$3,991
Income(loss) from continuing operations	$2,788	$2,488	($46,663)	($46,963)	$10,836	$10,036	($35,827)	($36,927)	$11,521	$10,621	($24,306)	($26,306)
Net income(loss)	$2,497	$2,197	($47,095)	($47,395)	$7,199	$6,399	($39,897)	($40,997)	$10,922	$10,022	($28,975)	($30,975)
Net income per common share:
Basic:
Income(loss) from continuing operations	$0.05	$0.04	($0.87)	($0.88)	$0.18	$0.16	($0.64)	($0.66)	$0.18	$0.17	($0.42)	($0.45)
Net income(loss)	$0.05	$0.04	($0.88)	($0.89)	$0.12	$0.10	($0.71)	($0.73)	$0.17	$0.16	($0.50)	($0.53)
Diluted:
Income(loss) from continuing operations	$0.05	$0.04	($0.87)	($0.88)	$0.17	$0.16	($0.64)	($0.66)	$0.18	$0.17	($0.42)	($0.45)
Net income(loss)	$0.05	$0.04	($0.88)	($0.89)	$0.11	$0.10	($0.71)	($0.73)	$0.17	$0.16	($0.50)	($0.53)

Balance Sheet

	As of
	August 31, 2004
	As	As
	Restated	Reported
Accrued Liabilities	$140,830	$143,930
Current Liabilities	$850,637	$853,737
Retained Earnings	$257,836	$255,836
Total Shareholders’ Equity	$886,771	$884,771

The restatement also affects amounts disclosed in Notes 1, 11, 15, 16, 23 and 24 to the accompanying Consolidated Financial Statements.

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

However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	For the Year Ended August 31,
	2004
	Restated	2003	2002
Net income (loss):
As reported	$(28,975)	$20,866	$98,367
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	1,539	359	254
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(8,399)	(7,097)	(5,326)

Pro forma	$(35,835)	$14,128	$93,295

Basic net income (loss) per share:
As reported	$(0.50)	$0.55	$2.41
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.03	0.01	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.15)	(0.19)	(0.14)

Pro forma	$(0.62)	$0.37	$2.28

Diluted net income (loss) per share:
As reported	$(0.50)	$0.54	$2.26
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.03	0.01	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.15)	(0.18)	(0.11)

Pro forma	$(0.62)	$0.37	$2.16

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

Note 11 – Income Taxes

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	August 31,
	2004
	Restated	2003
Assets:
Contract adjustments and accrued contract loss reserves	$9,742	$22,136
Deferred revenue	5,397	11,217
Receivables	8,201	8,619
Net operating loss and tax credit carryforwards	85,848	49,360
Other expenses not currently deductible	5,370	6,930
Accrued severance	179	875
Tax basis of inventory in excess of book basis	485	210
Less: valuation allowance	(9,813)	(3,418)

Total assets	105,409	95,929
Liabilities:
Goodwill	(22,988)	(16,131)
Property, plant and equipment	(12,310)	(20,134)
Employee benefits and other expenses	(1,688)	(3,338)

Total liabilities	(36,986)	(39,603)

Net deferred tax assets	$68,423	$56,326

Income (loss) before provision (benefit) for income taxes for the years ended August 31 was as follows (in thousands):

	2004
	Restated	2003	2002
Domestic	$(44,696)	$15,972	$140,456
Foreign	12,572	19,375	7,467

Total	$(32,124)	$35,347	$147,923

The provision (benefit) for income taxes for the years ended August 31 was as follows (in thousands):

	2004
	Restated	2003	2002
Current - foreign	$220	$1,195	$—
Deferred	(11,769)	8,806	47,000
Current	1,025	1,579	6,099

Total	$(10,524)	$11,580	$53,099

The provision (benefit) for income taxes relates to the following statement of operations captions (in thousands):

	For the Year Ended August 31,
	2004
	Restated	2003	2002
Provision (benefit) for income taxes	$(10,524)	$11,580	$53,099
Minority interest	(3,599)	(113)	(22)
Earnings (losses) from unconsolidated subsidiaries	2,880	(732)	1,605
(Loss) income from discontinued operations	(3,113)	165	1,249

Total provision (benefit) for income taxes	$(14,356)	$10,900	$55,931

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

Business Segment Data

The following table presents information about segment profit and assets (in thousands):

			Fabrication,
			Manufacturing
			and
	ECM	E&I	Distribution	Corporate	Total
Fiscal 2004—Restated
Revenues from external customers	$1,567,236	$1,329,404	$180,305	$—	$3,076,945
Intersegment revenues	6,207	877	10,883	—	17,967
Interest income	825	175	285	433	1,718
Interest expense	2,341	526	142	35,420	38,429
Depreciation and amortization	8,994	12,536	5,035	34,202	60,767
Income (loss) before income taxes	(35,261)	85,353	10,216	(92,432)	(32,124)
Earnings (losses) from unconsolidated entities	—	4,125	(1,496)	(51)	2,578
Goodwill	318,745	189,058	14,980	—	522,783
Total assets	771,731	582,908	276,822	454,792	2,086,253
Investment in and advances to equity method investees (excluding EPC joint ventures)	—	16,501	4,916	(2,311)	19,106

			Fabrication,
			Manufacturing
			and
	ECM	E&I	Distribution	Corporate	Total
Purchases of property and equipment	7,845	13,744	1,851	8,067	31,507
Increases (decreases) in other assets, long-term, net	(299)	14,842	(242)	(3,578)	10,723
Fiscal 2003
Revenues from external customers	$1,840,291	$1,203,795	$248,718	$—	$3,292,804
Intersegment revenues	31,561	4,023	7,307	—	42,891
Interest income	2,523	263	79	2,541	5,406
Interest expense	1,212	276	17	30,538	32,043
Depreciation and amortization	22,447	6,229	6,626	9,295	44,597
Income (loss) before income taxes	(1,775)	88,288	16,128	(67,294)	35,347
Earnings (losses) from unconsolidated entities	—	1,686	(1,234)	(3,431)	(2,979)
Goodwill	298,486	188,432	24,458	—	511,376
Total assets	739,941	550,789	274,512	465,533	2,030,775
Investment in and advances to equity method investees (excluding EPC joint ventures)	—	1,600	14,498	(2,231)	13,867
Purchases of property and equipment	4,285	8,145	4,862	8,929	26,221
Increases (decreases) in other assets, long-term, net	27,431	(992)	1,090	4,456	31,985
Fiscal 2002
Revenues from external customers	$2,276,419	$489,783	$382,875	$—	$3,149,077
Intersegment revenues	9,484	274	5,376	—	15,134
Interest income	1,849	132	112	9,425	11,518
Interest expense	1,269	272	19	21,468	23,028
Depreciation and amortization	9,822	2,672	7,325	8,560	28,379
Income (loss) before income taxes	118,207	36,502	51,435	(58,221)	147,923
Earnings (losses) from unconsolidated entities	—	—	(1,152)	2,855	1,703
Goodwill	289,347	185,825	23,832	—	499,004
Total assets	1,002,072	641,121	316,097	458,664	2,417,954
Investment in and advances to equity method investees (excluding EPC joint ventures)	—	—	14,856	4,618	19,474
Purchases of property and equipment	10,470	4,276	4,509	54,691	73,946
Increases (decreases) in other assets, long-term, net	(3,812)	31,971	(746)	6,050	33,463

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

			Fabrication,
			Manufacturing &
	ECM	E&I	Distribution	Corporate	Total
Year Ended August 31, 2004	$4,825	$1,315	$258	$—	$6,398
Year Ended August 31, 2003	12,208	44	—	—	12,252

A reconciliation of total segment assets to total consolidated assets is as follows (in thousands):

	August 31,
	2004 Restated	2003	2002
Total segment assets	$2,086,253	$2,030,775	$2,028,836
Elimination of intercompany receivables	(10,299)	(13,385)	(109,289)
Income tax entries not allocated to segments	(46,947)	(33,277)	(7,271)
Other consolidation adjustments and eliminations	(171)	2,002	(248)

Total consolidated assets	$2,028,836	$1,986,115	$2,301,146

Operations by Geographic Region

The following tables present geographic revenues and long-lived assets (in thousands):

	For The Year Ended August 31,
	2004	2003	2002
Revenues:
United States	$2,511,629	$2,800,935	$2,737,332
Canada	74,520	127,684	108,186
China	154,435	162,174	88,147
Other Asia/Pacific Rim countries	68,990	57,708	57,996
United Kingdom	80,832	76,569	88,758
Other European countries	15,431	25,297	14,930
South America and Mexico	7,158	14,677	27,588
Middle East	151,315	11,950	10,764
Other	12,635	15,810	15,376

	$3,076,945	$3,292,804	$3,149,077

	August 31,
	2004	2003	2002
Long-Lived Assets:
United States	$320,297	$324,575	$293,503
United Kingdom	6,981	6,854	14,078
Other foreign countries	21,487	28,947	46,459

	$348,765	$360,376	$354,040

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

Note 16 – Earnings Per Common Share

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.

	For The Year Ended August 31,
	2004 Restated	2003	2002
Basic:
Income (loss) from continuing operations	$(24,306)	$20,619	$96,494
(Loss) income from discontinued operations, net of taxes	(4,669)	247	1,873

Net income (loss)	$(28,975)	$20,866	$98,367

Weighted average common shares	58,005	37,914	40,834
Income (loss) from continuing operations, per common share	$(0.42)	$0.54	$2.36
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.05

Basic net income (loss) per common share	$(0.50)	$0.55	$2.41

Dilutive:
Income (loss) from continuing operations	$(24,306)	$20,619	$96,494
Interest on convertible debt, net of taxes	—	—	10,697

Income (loss) from continuing operations for diluted computation	(24,306)	20,619	107,191

(Loss) income from discontinued operations, net of taxes	(4,669)	247	1,873

Net income (loss) for diluted computation	$(28,975)	$20,866	$109,064

Weighted average common shares (basic)	58,005	37,914	40,834
Effect of dilutive securities:
Convertible debt	—	—	6,556
Stock options	—	441	848
Restricted stock	—	—	—

Adjusted weighted average common shares and assumed conversions	58,005	38,355	48,238

Diluted income (loss) from continuing operations per common share	$(0.42)	$0.53	$2.22
(Loss) income from discontinued operations, net of taxes	(0.08)	0.01	0.04

Diluted net income (loss) per common share	$(0.50)	$0.54	$2.26

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

Note 23 – Quarterly Financial Data (Unaudited)

     (In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2004 — Restated
Revenues	$646,940	$689,061	$917,772	$823,172

Gross profit	$11,611	$60,968	$73,696	$76,893

Net income (loss)	$(49,592)	$2,497	$7,199	$10,921

Basic net income (loss) per common share	$(1.07)	$0.05	$0.12	$0.17

Diluted net income (loss) per common share	$(1.07)	$0.05	$0.11	$0.17

Fiscal 2003
Revenues	$991,761	$716,581	$819,330	$765,132

Gross profit	$80,415	$40,554	$74,602	$74,185

Net income (loss)	$16,453	$(7,872)	$3,083	$9,202

Basic net income (loss) per common share	$0.43	$(0.21)	$0.08	$0.24

Diluted net income (loss) per common share	$0.42	$(0.21)	$0.08	$0.24

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2004
Restated
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$428,061	$606,082	$168,912	$(66,372)	$1,136,683
Intercompany line of credit	—	39,611	—	(39,611)	—
Investments in and advances to affiliates	713,737	41,903	10,725	(740,676)	25,689
Intercompany balances	2,300	2,562	—	(4,862)	—
Property and equipment	34,776	110,810	25,221	(1,319)	169,488
Goodwill	—	488,405	34,378	—	522,783
Other assets	50,208	145,613	14,374	(36,002)	174,193

Total Assets	$1,229,082	$1,434,986	$253,610	$(888,842)	$2,028,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$40,832	$740,796	$136,700	$(67,691)	$850,637
Intercompany line of credit	38,277	—	1,334	(39,611)	—
Long-term debt and capital leases	251,865	3,512	5,796	—	261,173
Intercompany long-term debt	—	—	4,862	(4,862)	—
Other liabilities	13,337	29,003	13,303	(36,002)	19,641

Total Liabilities	344,311	773,311	161,995	(148,166)	1,131,451
Minority interest	—	—	—	10,614	10,614
Total Shareholders’ Equity	884,771	661,675	91,615	(751,290)	886,771

Total Liabilities & Shareholders’ Equity	$1,229,082	$1,434,986	$253,610	$(888,842)	$2,028,836

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Income

For the Year Ended August 31, 2004
Restated
(in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$2,775,156	$332,120	$(30,331)	$3,076,945
Cost of revenues	—	2,607,091	277,097	(30,126)	2,854,062

Gross profit (loss)	—	168,065	55,023	(205)	222,883
General and administrative expenses	55,856	131,096	29,045	(205)	215,792

Operating income (loss)	(55,856)	36,969	25,978	—	7,091
Other income (expenses)	55,879	(89,599)	(3,010)	(2,485)	(39,215)
Equity in earnings (losses) of subsidiaries	(30,975)	1,929	—	29,046	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(30,952)	(50,701)	22,968	26,561	(32,124)
Provision (benefit) for income taxes	(28)	(9,241)	(1,255)	—	(10,524)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(30,924)	(41,460)	24,223	26,561	(21,600)
Minority interest	—	—	—	(5,284)	(5,284)
Earnings (losses) from unconsolidated entities, net of taxes	(51)	4,054	(1,425)	—	2,578

Income (loss) from continuing operations	(30,975)	(37,406)	22,798	21,277	(24,306)
Loss from discontinued operations, net of taxes	—	(4,669)	—	—	(4,669)

Net income (loss)	$(30,975)	$(42,075)	$22,798	$21,277	$(28,975)

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
(in thousands) (Restated)

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

For the Year Ended August 31, 2002
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,647	$179,277	$118,142	$—	$315,066
Cash flows from investing activities:
Purchases of marketable securities held to maturity	(128,585)	—	—	—	(128,585)
Maturities of marketable securities held to maturity	119,263	—	—	—	119,263
Investment in subsidiaries, net of cash received	(15,132)	(88,327)	795	—	(102,664)
Cash deposited into restricted and escrowed cash	—	—	(96,500)	—	(96,500)
Purchases of property and equipment	(49,383)	(20,974)	(3,589)	—	(73,946)
Purchase of real estate option	(12,183)	—	—	—	(12,183)
Investment in and advances to unconsolidated entities and joint ventures, net of cash received	2,000	(200)	(2,688)	—	(888)
Proceeds from sale of assets	—	717	—	—	717

Net cash used in investing activities	(84,020)	(108,784)	(101,982)	—	(294,786)
Cash flows from financing activities:
Purchase of treasury stock	(52,043)	—	—	—	(52,043)
(Repayment of) proceeds from loans and leases	(4,240)	553	(5,384)	—	(9,071)
Net repayments on revolving credit agreements	—	—	(2,959)	—	(2,959)
Changes in intercompany debt, receivables and payables	66,341	(61,687)	(4,654)	—	—
Issuance of common stock	2,262	—	—	—	2,262
Other	(163)	—	—	—	(163)

Net cash provided by (used in) financing activities	12,157	(61,134)	(12,997)	—	(61,974)
Effects of foreign exchange rate changes on cash	—	—	154	—	154

Net increase (decrease) in cash	(54,216)	9,359	3,317	—	(41,540)
Cash and cash equivalents at the beginning of the year	415,429	11,780	16,095	—	443,304

Cash and cash equivalents at the end of the year	$361,213	$21,139	$19,412	$—	$401,764

Item 9. Changes In And Disagreements On Accounting And Financial Disclosures

None.

Item 9a. Controls And Procedures.

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K/A (Amendment 1), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. During the three months ended August 31, 2004 covered by this Annual Report on Form 10-K/A (Amendment 1), there were no changes in our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

CORPORATE CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code of ethics is filed as an exhibit to this Annual Report on 10-K/A (Amendment 1), and we intend to disclose any changes to or waivers from this code of ethics through future Form 8-K filing. Shareholders may request a free copy of this code from:

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

THE SHAW GROUP INC.
/s/ J. M. Bernhard, Jr.
By: J. M. Bernhard, Jr.
Chief Executive Officer Date: July 11, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. M. Bernhard, Jr. (J. M. Bernhard, Jr.)	Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)	July 11, 2005

/s/ Robert L. Belk (Robert L. Belk)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Director)	July 11, 2005

/s/ T.A. Barfield (T.A. Barfield)	President and Chief Operating Officer (Principal Operating Officer and Director)	July 11, 2005

* (Albert McAlister)	Director	July 11, 2005

* (L. Lane Grigsby)	Director	July 11, 2005

* (David W. Hoyle)	Director	July 11, 2005

* (John W. Sinders, Jr.)	Director	July 11, 2005

* (James F. Barker)	Director	July 11, 2005

* (Charles E. Roemer, III)	Director	July 11, 2005

* By: /s/ Robert L. Belk Robert L. Belk		July 11, 2005
Attorney-in-Fact

Exhibit Index

3.1.	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).

3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

3.4	Amended and Restated By-Laws of the Company dated December 8, 1993 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as amended).

3.5	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.5	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.6	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

10.1	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.2	The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through January 30, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.3	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through March 8, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.4	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (No. 333-62856)).

10.5	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.6	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.7	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.8	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.9	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on From 10-K for the fiscal year ended August 31, 2001).

10.10	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.11	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

10.12	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.13	Employment Agreement of David L. Chapman, Sr. Dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.14	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.15	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.16	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000).

10.17	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.18	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.19	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002).

10.20	Third Amended and Restated Credit Agreement dated March 17, 2003, by and among the Company, as borrower; Credit Lyonnais New York Branch, as a lender, swing line lender, an issuer and agent; Credit Lyonnais Securities, as joint arranger and sole book runner; Credit Suisse First Boston, as joint arranger; Harris Trust and Savings Bank and BNP Paribas, as co-syndication agents; U.S. Bank National Association, as documentation agent; and the other and the other lenders signatory thereto (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 19, 2003).

10.21	Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of May 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.22	Amendment No. 2 to Third Amended and Restated Credit Agreement dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

10.23	Amendment No. 3 to Third Amended and Restated Credit Agreement dated January 30, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.24	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 11-K filed on June 24, 2004).

10.25	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2004).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2003 filed herewith.

21.1	Subsidiaries of The Shaw Group Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

24.1	Powers of Attorney (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).