Form 10-Q/A
period 2004-11-30
SHAW GROUP INC
filed 2005-07-11
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 2054

FORM 10-Q/A

(Amendment 1)

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

FORM 10-Q/A
(Amendment 1)

EXPLANATORY STATEMENT

As previously disclosed in the The Shaw Group Inc.’s (“Shaw”) Current Report on Form 8-K dated July 6, 2005, Shaw restated its financial statements for the fiscal year ended August 31, 2004 and the financial statements for the six month period ended February 28, 2005 to correct an accounting error.

The accounting error was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December of 2003. Following the acquisition of EDS, from January 2004 through December 2004, Shaw recorded excess costs of revenues associated with EDS’s operations. In December 2004, Shaw converted EDS’s accounting systems to Shaw’s accounting systems which corrected the issue from that point forward. The effect of the restatements on the financial results is to increase reported net income over this period by $2.6 million, after taxes, impacting only the Energy and Chemicals segment. This restatement will affect the operating results of each quarter during the period, but has no impact on revenues, operating cash flows, or compliance with debt covenants for any quarterly or annual period. The accompanying Condensed Consolidated Financial Statements have been restated from amounts previously reported to incorporate the effects of these corrections.

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004 initially filed with the SEC on January 10, 2005 (the “Original Filing”), is being filed to reflect the restatement of Shaw’s Condensed Consolidated Financial Statements for the three month period ended November 30, 2004. For a more detailed description of this restatement, see Note 1 to the accompanying Condensed Consolidated Financial Statements.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1 and 2 of Part I of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to August 31, 2004. For this reason, the consolidated financial statements, auditor’s reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	(Unaudited)
	November 30,	August 31,
	2004 Restated	2004 Restated
Current assets:
Cash and cash equivalents	$42,403	$88,557
Restricted and escrowed cash	99,410	56,574
Accounts receivable, including retainage, net	462,359	451,393
Accounts receivable from unconsolidated entities	7,353	7,450
Inventories	77,335	80,073
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	396,414	384,011
Deferred income taxes	48,318	47,826
Prepaid expenses and other current assets	30,843	20,799

Total current assets	1,164,435	1,136,683
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	33,178	25,689
Property and equipment, less accumulated depreciation of $128,120 at November 30, 2004 and $122,221 at August 31, 2004	165,821	169,488
Goodwill	521,022	522,783
Deferred income taxes	15,858	20,597
Other assets	155,358	153,596

	$2,055,672	$2,028,836

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited)
	November 30,	August 31,
	2004 Restated	2004 Restated
Current liabilities:
Accounts payable	$305,025	$316,022
Accrued liabilities	156,217	140,830
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	359,095	357,472
Contract liability adjustments	14,252	17,347
Deferred revenue — prebilled	7,158	6,233
Current maturities of long-term debt	10,679	4,637
Short-term revolving lines of credit	7,768	5,983
Current portion of obligations under capital leases	2,099	2,113

Total current liabilities	862,293	850,637
Long-term debt, less current maturities	256,471	256,437
Obligations under capital leases, less current portion	4,303	4,736
Other liabilities	20,564	19,641

Commitments and contingencies	—	—

Minority interest	10,417	10,614

Shareholders’ equity:
Preferred stock, no par value, no shares issued and outstanding	—	—
Common stock, no par value, 69,412,243 and 69,101,493 shares issued, respectively; and 64,080,588 and 63,769,838 shares outstanding, respectively	755,642	750,077
Retained earnings	268,849	257,836
Accumulated other comprehensive loss	(12,540)	(15,157)
Unearned stock-based compensation	(10,414)	(6,072)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	901,624	886,771

	$2,055,672	$2,028,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	November 30,
	2004 Restated	2003
Revenues	$828,137	$646,940
Cost of revenues	750,249	635,329

Gross profit	77,888	11,611
General and administrative expenses	48,605	72,287

Operating income (loss)	29,283	(60,676)
Interest expense	(9,739)	(10,531)
Interest income	1,043	344
Loss on LYONs repurchase	—	(1,147)
Foreign currency transaction gains (losses), net	(1,181)	(1,666)
Other income (expense), net	(1,548)	(920)

	(11,425)	(13,920)

Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	17,858	(74,596)
Provision (benefit) for income taxes	6,230	(24,586)

Income (loss) before minority interest, earnings from unconsolidated entities and loss from discontinued operations	11,628	(50,010)
Minority interest, net of taxes	(144)	—
Earnings from unconsolidated entities, net of taxes	296	559

Income (loss) from continuing operations	11,780	(49,451)
Loss from discontinued operations, net of taxes	(767)	(141)

Net income (loss)	$11,013	$(49,592)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.19	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Net income (loss)	$0.18	$(1.07)

Diluted:
Income (loss) from continuing operations	$0.18	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Net income (loss)	$0.17	$(1.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2004 Restated	2003
Cash flows from operating activities:
Net income (loss)	$11,013	$(49,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,112	37,178
Loss from discontinued operations, net of taxes	767	141
Provision (benefit) for deferred income taxes	4,942	(24,690)
Stock-based compensation expense	1,010	131
Accretion of interest on discounted long-term debt	92	1,350
Amortization of deferred debt issue costs	1,116	1,371
Amortization of contract adjustments	(3,783)	(3,373)
Earnings from unconsolidated entities, net of taxes	(296)	(559)
Foreign currency transaction losses, net	1,181	1,666
Loss on repurchase of LYONs	—	1,147
Minority interest, net of taxes	144	—
Other operating activities, net	(14,299)	(37,010)

Net cash provided by (used in) operating activities	9,999	(72,240)

Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(4,942)
Purchase of property and equipment	(5,541)	(5,637)
Investments in and advances to unconsolidated entities and joint ventures	(5,964)	(1,000)
Distributions from unconsolidated entities	1,207	1,195
Proceeds from sale of property and equipment	79	—
Proceeds (disbursements) from sale of business, net	(356)	—
Cash received from restricted and escrowed cash	40,928	—
Cash deposited into restricted and escrowed cash	(83,764)	—
Deposits in escrowed cash for repurchase of LYONs	—	(218,500)
Withdrawal from escrowed cash for repurchase of LYONs	—	195,286
Maturities of marketable securities, held to maturity	—	5,096

Net cash used in investing activities	(53,411)	(28,502)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2004 Restated	2003
Cash flows from financing activities:
Repayment of debt and capital leases	$(662)	$(215,207)
Payments for financed insurance premiums	(2,472)	(2,247)
Proceeds from issuance of debt	8	1,472
Deferred credit costs	(714)	(955)
Issuance of common stock	274	217,623
Proceeds (repayments) from revolving credit agreements, net	1,785	1,547

Net cash (used in) provided by financing activities	(1,781)	2,233

Effects of foreign exchange rate changes on cash	(961)	458

Net decrease in cash and cash equivalents	(46,154)	(98,051)
Cash and cash equivalents – beginning of year	88,557	179,852

Cash and cash equivalents – end of period	$42,403	$81,801

Non-cash investing and financing activities:
Issuance of restricted stock	$5,291	$—

Financed insurance premiums	$8,663	$4,564

Property and equipment acquired under capital leases	$—	$318

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - General Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K/A (Amendment 1) for the fiscal year ended August 31, 2004, of The Shaw Group Inc., filed with the Securities and Exchange Commission on July 11, 2005.

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

Restatement of Financial Statements

On July 6, 2005, Shaw filed a Current Report on Form 8-K discussing its intentions to restate its financial statements for the fiscal year ended August 31, 2004 and the financial statements for the six month period ended February 28, 2005 to correct an accounting error.

The accounting error was an overstatement of operating expenses related to employee benefit costs for the Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December of 2003. Following the acquisition of EDS, from January 2004 through December 2004, Shaw recorded excess costs of revenues associated with EDS’s operations. In December 2004, Shaw converted EDS’s accounting systems to Shaw’s accounting systems which corrected the issue from that point forward. The effect of the restatements on the financial results is to increase reported net income over this period by $2.6 million, after taxes, impacting only the Energy and Chemicals segment. This restatement will affect the operating results of each quarter during the period, but has no impact on revenues, operating cash flows, or compliance with debt covenants for any quarterly or annual period.

A summary of the effects of these changes on the Company’s Condensed Consolidated Balance Sheet at November 30, 2004 and August 31, 2004, the Condensed Statements of Operations for the respective three month period ended November 30, 2004 and August 31, 2004 then ended is as follows:

	For the three months
	ended
	November 30, 2004
	As	As
	Restated	Reported

Cost of revenues	$750,249	$751,749

Operating income	$29,283	$27,783

Income from continuing operations	$11,780	$10,780

Net income	$11,013	$10,013

Net income per common share:

Basic:

Income from continuing operations	$0.19	$0.17
Net income	$0.18	$0.16

Diluted:

Income from continuing operations	$0.18	$0.17
Net income	$0.17	$0.16

Balance Sheet

	As of		As of
	August 31, 2004		November 30, 2004
	As	As	As	As
	Restated	Reported	Restated	Reported

Accrued Liabilities	$140,830	$143,930	$156,217	$160,817

Current Liabilities	$850,637	$853,737	$862,293	$866,893

Retained Earnings	$257,836	$255,836	$268,849	$265,849

Total Shareholders’ Equity	$886,771	$884,771	$901,624	$898,624

The restatement also affects amounts disclosed in Notes 2, 9, 10, 11 and 19 to the accompanying Condensed Consolidated Financial Statements.

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

However, if we had adopted the fair value method of accounting for stock-based compensation and had determined our stock-based compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and earnings (loss) per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended
	November 30,
	2004 Restated	2003
Net income (loss) :
As reported	$11,013	$(49,592)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	702	88
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(2,069)	(1,156)

Pro forma	$9,646	$(50,660)

Basic earnings (loss) per share:
As reported	$0.18	(1.07)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.03)

Pro forma	$0.16	$(1.10)

Diluted earnings (loss) per share:
As reported	$0.17	$(1.07)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	—
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.03)

Pro forma	$0.15	$(1.10)

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

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	November 30,
	2004 Restated	2003
Net income (loss)	$11,013	$(49,592)
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	2,300	2,676
Plus: reclassification adjustment for realized losses included in net income (loss)	495	—
Unrealized net gains (losses) on hedging activities, net of taxes	(178)	380

Total comprehensive income (loss)	$13,630	$(46,536)

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

The following table presents information about segment results of operations and assets for the periods indicated. Certain reclassifications have been made to conform the November 2003 financial information to the November 2004 presentation basis (in thousands):

				Fabrication,
				Manufacturing and
	E&C	Maintenance	E&I	Distribution	Corporate	Total
Three Months Ended November 30, 2004 Restated
Revenues from external customers	$266,452	$191,249	$331,266	$39,170	$—	$828,137
Intersegment revenues	197	926	232	9,442	—	10,797
Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	12,480	(2,068)	24,168	3,543	(20,265)	17,858

Three Months Ended November 30, 2003
Revenues from external customers	$135,267	$149,912	$316,843	$44,918	$—	$646,940
Intersegment revenues	634	79	393	69	—	1,175
Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	(59,931)	5,715	19,849	(357)	(39,872)	(74,596)

Total assets as of:
November 30, 2004 (Restated)	$717,001	$70,123	$599,161	$283,664	$446,966	$2,116,915
August 31, 2004 (Restated)	701,944	70,177	582,908	276,822	454,792	2,086,643

Corporate allocates depreciation which is included in the segment results of operations above while the assets remain at the Corporate level. The total allocated deprecation is as follows (in thousands):

				Fabrication,
				Manufacturing
				and
	E&C	Maintenance	E&I	Distribution	Corporate	Total
Three Months Ended November 30, 2004	$806	$279	$874	$74	$(2,033)	$—
Three Months Ended November 30, 2003	$2,467	$477	$343	$73	$(3,360)	$—

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

	November 30,	August 31,
	2004 Restated	2004 Restated
Total segment assets	$2,116,915	$2,086,643
Elimination of intercompany receivables	(9,040)	(10,360)
Income tax amounts not allocated to segments	(52,513)	(47,275)
Other consolidation adjustments and eliminations	310	(172)

Total consolidated assets	$2,055,672	$2,028,836

Note 11 — Earnings (Loss) Per Common Share

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.

	Three Months Ended
	November 30,
	2004 Restated	2003
Basic:
Income (loss) from continuing operations	$11,780	$(49,451)
Loss from discontinued operations, net of taxes	(767)	(141)

Net income (loss)	$11,013	$(49,592)

Weighted average common shares	63,273	46,147

Income (loss) from continuing operations per common share	$0.19	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Basic net income (loss) per common share	$0.18	$(1.07)

Dilutive:
Income (loss) from continuing operations	$11,780	$(49,451)
Discontinued operations, net of taxes	(767)	(141)

Net income (loss) for diluted computation	$11,013	$(49,592)

Weighted average common shares (basic)	63,273	46,147
Effect of dilutive securities:
Stock options	468	—
Restricted stock	977	—

Adjusted weighted average common shares and assumed conversions	64,718	46,147

Diluted income (loss) from continuing operations per common share	$0.18	$(1.07)
Loss from discontinued operations, net of taxes	$(0.01)	$—

Diluted net income (loss) per common share	$0.17	$(1.07)

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of November 30, 2004 Restated
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$534,168	$536,032	$175,414	$(81,179)	$1,164,435
Intercompany line of credit	—	134,475	—	(134,475)	—
Investment in subsidiaries and joint ventures	725,306	49,361	10,450	(751,939)	33,178
Intercompany notes receivable	2,540	4,114	2,690	(9,344)	—
Property and equipment	33,267	106,425	26,129	—	165,821
Goodwill	—	486,071	34,951	—	521,022
Other assets	43,750	147,474	7,650	(27,658)	171,216

Total Assets	$1,339,031	$1,463,952	$257,284	$(1,004,595)	$2,055,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$42,041	$762,965	$130,252	$(72,965)	$862,293
Intercompany line of credit	132,958	—	1,517	(134,475)	—
Long-term debt and leases	251,824	3,602	5,348	—	260,774
Intercompany long-term debt	—	2,697	6,655	(9,352)	—
Other non-current liabilities	13,584	29,369	14,165	(36,554)	20,564

Total Liabilities	440,407	798,633	157,937	(253,346)	1,143,631

Minority Interest	—	—	—	10,417	10,417

Total Shareholders’ Equity	898,624	665,319	99,347	(761,666)	901,624

Total Liabilities & Shareholders’ Equity	$1,339,031	$1,463,952	$257,284	$(1,004,595)	$2,055,672

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2004 Restated
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$766,359	$64,714	$(2,936)	$828,137
Cost of revenues	—	699,044	54,339	(3,134)	750,249

Gross profit	—	67,315	10,375	198	77,888
General and administrative expenses	12,448	30,153	6,035	(31)	48,605

Operating income (loss)	(12,448)	37,162	4,340	229	29,283

Other income (expenses)	12,423	(22,775)	(844)	(229)	(11,425)
Equity in earnings (losses) of subsidiaries	10,013	(19)	—	(9,994)	—

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,988	14,368	3,496	(9,994)	17,858

Provision (benefit) for income taxes	32	7,831	(1,633)	—	6,230

Income before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,956	6,537	5,129	(9,994)	11,628

Minority Interest	—	—	—	(144)	(144)

Earnings (losses) from unconsolidated entities, net of taxes	57	466	(227)	—	296

Income from continuing operations	10,013	7,003	4,902	(10,138)	11,780

Loss from discontinued operations, net of taxes	—	(767)	—	—	(767)

Net income	$10,013	$6,236	$4,902	$(10,138)	$11,013

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
For the Three Months Ended November 30, 2004 Restated
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

PART I — FINANCIAL INFORMATION

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of November 30, 2004, and the results of their operations for the three months ended November 30, 2004 and 2003, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A (Amendment 1) and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A (Amendment 1) for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on July 11, 2005.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K/A (Amendment 1) as filed with the Securities and Exchange Commission on July 11, 2005 for the fiscal year ended August 31, 2004, as well as the other reports and registration statements filed by us with Securities and Exchange Commission and under “Forward Looking Statements” on our website. These documents are available free of charge from the Securities and Exchange Commission (the “SEC”) or from our Investor Relations department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

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

Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K/A (Amendment  1) for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on July 11, 2005.

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

The following tables present, for the periods indicated, summary revenues, gross profit (loss) and gross profit (loss) percentages for each of our segments (in millions):

	Three Months Ended
	November 30,
	2004 restated	2003
Revenues:
E&I	$331.3	$316.8
E&C	266.4	135.3
Maintenance	191.2	149.9
Fabrication, Manufacturing and Distribution	39.2	44.9

Total revenue	$828.1	$646.9

Gross profit:
E&I	$46.1	$43.3
E&C	22.9	(45.4)
Maintenance	0.8	8.7
Fabrication, Manufacturing and Distribution	8.1	5.0

Total gross profit	$77.9	$11.6

Gross profit percentage:
E&I	13.9%	13.7%
E&C	8.6	(33.6)
Maintenance	0.4	5.8
Fabrication, Manufacturing and Distribution	20.8	11.1
Total gross profit percentage	9.4%	1.8%

The following table presents our revenues by industry sector:

	Three Months Ended
	November 30,
	2004		2003
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$331.3	40%	$316.8	49%
Power Generation	340.1	41	194.6	30
Process Industries	141.9	17	120.5	19
Other Industries	14.8	2	15.0	2

	$828.1	100%	$646.9	100%

The following table presents our revenues by geographic region:

	Three Months Ended
	November 30,
	2004		2003
Geographic Region	(In Millions)%		(In Millions)%
United States	$699.1	85%	$549.2	85%
Asia/Pacific Rim	60.2	7	38.4	6
Middle East	24.7	3	6.1	1
Canada	21.8	3	20.6	3
Europe	12.1	1	30.6	5
South America and Mexico	7.5	1	1.3	—
Other	2.7	—	0.7	—

	$828.1	100%	$646.9	100%

Our backlog by segment is as follows:

	November 30, 2004		August 31, 2004
	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,625.8	49%	$2,856.4	50%
E&C	1,191.3	22	1,340.2	23
Maintenance	1,427.0	26	1,453.6	25
Fabrication, Manufacturing and Distribution	147.4	3	115.8	2

	$5,391.5	100%	$5,766.0	100%

Our backlog by industry sector is as follows:

	November 30, 2004		August 31, 2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,625.8	49%	$2,856.4	50%
Power Generation	2,049.3	38	2,176.7	38
Process Industries	681.0	12	723.2	12
Other Industries	35.4	1	9.7	—

	$5,391.5	100%	$5,766.0	100%

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

Cash flow for three months ended November 30, 2004 versus three months ended November 30, 2003

Net cash provided by operations was approximately $10.0 million for the first quarter of fiscal 2005 as compared with cash used in operations of $72.2 million for the first quarter of fiscal 2004. For the first quarter of fiscal 2005, cash was adjusted for non-cash items including (i) depreciation and amortization of $8.1 million, (ii) interest accretion and loan fee amortization of $1.2 million, (iii) losses on foreign currency transactions of $1.2 million, (iv) stock-based compensation of $1.0 million, (v) provision for deferred income taxes of $4.9 million, (vi) minority interest of $0.1 million and (vii) loss from discontinued operations, net of taxes of $0.8 million. These increases in cash were offset by (i) amortization of purchase accounting contract liability adjustments of $3.8 million, (ii) earnings from unconsolidated entities of $0.3 million and (iii) other operating activities, net, of $14.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q/A (Amendment 1), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. During the first quarter of fiscal 2005, there were no changes in our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. During the first quarter of fiscal 2005, we created the following new positions which we expect will enhance our internal control structure over the Company’s accounting functions and disclosure controls and procedures: Chief Accounting Officer, Vice-President — Financial Reporting and Vice-President — Operations Controller.

PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth in Part 1, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K/A (Amendment 1) filed with the Securities and Exchange Commission on July 11, 2005 for the fiscal year ended August 31, 2004.

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

THE SHAW GROUP INC.

Dated: July 11, 2005	/s/ Robert L. Belk

Robert L. Belk
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.

EXHIBIT INDEX

Form 10-Q/A (Amendment 1) Quarterly Report for the Quarterly Period ended November 30, 2004.

A.	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).