Form 10-Q/A
period 2005-02-28
SHAW GROUP INC
filed 2005-07-11
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment 1)

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

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2005 initially filed with the SEC on April 5, 2005 (the “Original Filing”), is being filed to reflect the restatement of Shaw’s Condensed Consolidated Financial Statements for the three month and six month periods ended February 28, 2005. For a more detailed description of this restatement, see Note 1, “General Information,” to the accompanying Condensed Consolidated Financial Statements.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to August 31, 2004. For this reason, the consolidated financial statements, auditors reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	(Unaudited)
	February 28,	August 31,
	2005	2004
	Restated	Restated
Current assets:
Cash and cash equivalents	$38,633	$88,557
Restricted and escrowed cash	122,320	56,574
Accounts receivable, including retainage, net	438,092	451,393
Accounts receivable from unconsolidated entities	602	7,450
Inventories	83,499	80,073
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	367,190	384,011
Deferred income taxes	44,256	47,826
Prepaid expenses and other current assets	26,245	20,799

Total current assets	1,120,837	1,136,683
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	43,928	25,689
Property and equipment, less accumulated depreciation of $132,842 at February 28, 2005 and $122,221 at August 31, 2004	163,765	169,488
Goodwill	513,278	522,783
Deferred income taxes	15,900	20,597
Other assets	154,162	153,596

	$2,011,870	$2,028,836

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited)
	February 28,	August 31,
	2005	2004
	Restated	Restated
Current liabilities:
Accounts payable	$276,579	$316,022
Accrued liabilities	142,957	140,830
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	348,250	357,472
Contract liability adjustments	10,794	17,347
Deferred revenue – prebilled	7,376	6,233
Current maturities of long-term debt	7,914	4,637
Short-term revolving lines of credit	5,959	5,983
Current portion of obligations under capital leases	2,153	2,113

Total current liabilities	801,982	850,637
Long-term debt, less current maturities	258,876	256,437
Obligations under capital leases, less current portion	4,001	4,736
Other liabilities	21,231	19,641
Minority interest	12,793	10,614
Shareholders’ equity:
Common stock, no par value, 70,048,267 and 69,101,493 shares issued and 64,716,612 and 63,769,838 shares outstanding, respectively	760,631	750,077
Retained earnings	278,097	257,836
Accumulated other comprehensive loss	(12,384)	(15,157)
Unearned stock-based compensation	(13,444)	(6,072)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	912,987	886,771

	$2,011,870	$2,028,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005 Restated	2004 Restated	2005 Restated	2004 Restated
Revenues	$763,460	$689,061	$1,591,597	$1,336,001
Cost of revenues	693,986	628,093	1,444,235	1,263,422

Gross profit	69,474	60,968	147,362	72,579
General and administrative expenses	49,085	44,878	97,690	117,165

Operating income (loss)	20,389	16,090	49,672	(44,586)
Interest expense	(9,747)	(9,118)	(19,486)	(19,649)
Interest income	1,416	456	2,459	800
Loss on LYONs repurchase	—	(56)	—	(1,203)
Foreign currency transaction losses, net	(1,044)	(2,593)	(2,225)	(4,259)
Other income (expense), net	2,367	162	819	(758)

	(7,008)	(11,149)	(18,433)	(25,069)
Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	13,381	4,941	31,239	(69,655)
Provision (benefit) for income taxes	4,685	1,706	10,915	(22,880)

Income (loss) before minority interest, earnings from unconsolidated entities and loss from discontinued operations	8,696	3,235	20,324	(46,775)
Minority interest, net of income taxes	(1,398)	(171)	(1,542)	(171)
Earnings (loss) from unconsolidated entities, net of income taxes	2,002	(276)	2,298	283

Income (loss) from continuing operations	9,300	2,788	21,080	(46,663)
Loss from discontinued operations, net of income taxes	(52)	(291)	(819)	(432)

Net income (loss)	$9,248	$2,497	$20,261	$(47,095)

Net income (loss) per common share:

Basic:
Income (loss) from continuing operations	$0.15	$0.05	$0.33	$(0.87)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Net income (loss)	$0.15	$0.05	$0.32	$(0.88)

Diluted:
Income (loss) from continuing operations	$0.14	$0.05	$0.32	$(0.87)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Net income (loss)	$0.14	$0.05	$0.31	$(0.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	February 28 and 29,
	2005 Restated	2004 Restated
Cash flows from operating activities:
Net income (loss)	$20,261	$(47,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,937	45,895
Loss from discontinued operations, net of taxes	819	432
Provision (benefit) for deferred income taxes	8,267	(25,783)
Stock-based compensation expense	1,949	792
Accretion of interest on discounted long-term debt	185	1,753
Amortization of deferred debt issue costs	2,272	2,402
Amortization of contract adjustments	(7,240)	(7,127)
Earnings from unconsolidated entities, net of taxes	(2,298)	(283)
Foreign currency transaction losses, net	2,225	4,259
Gain on sale of businesses, net	(264)	—
Loss on repurchase of LYONs	—	1,203
Minority interest, net of taxes	1,542	171
Other operating activities, net	(15,341)	(50,042)

Net cash provided by (used in) operating activities	28,314	(73,423)

Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(21,540)
Purchase of property and equipment	(10,953)	(10,999)
Investments in and advances to unconsolidated entities and joint ventures	(12,450)	(3,068)
Distributions from unconsolidated entities	2,633	—
Proceeds from sale of property and equipment	478	—
Proceeds from sale of businesses, net	13,023	—
Cash received from restricted and escrowed cash	95,136	58,035
Cash deposited into restricted and escrowed cash	(160,882)	—
Deposits in escrowed cash for repurchase of LYONs	—	(218,515)
Withdrawal from escrowed cash for repurchase of LYONs	—	195,286
Maturities of marketable securities, held to maturity	—	5,096

Net cash (used in) provided by investing activities	(73,015)	4,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	February 28 and 29,
	2005 Restated	2004 Restated
Cash flows from financing activities:
Repayment of debt and capital leases	$(4,096)	$(218,295)
Payments for financed insurance premiums	(5,917)	(5,019)
Proceeds from issuance of debt	6,036	1,472
Deferred credit costs	(771)	(1,959)
Issuance of common stock	1,404	217,526
(Repayments) proceeds from revolving credit agreements, net	(24)	2,337

Net cash used in financing activities	(3,368)	(3,938)

Effect of foreign exchange rate changes on cash	(1,855)	625

Net decrease in cash and cash equivalents	(49,924)	(72,441)

Cash and cash equivalents — beginning of year	$88,557	$179,852

Cash and cash equivalents — end of period	$38,633	$107,411

Non-cash investing and financing activities:
Issuance of restricted stock	$9,150	$5,413

Financed insurance premiums	$8,663	$4,564

Transfer of acquired accounts receivable to seller – EDS acquisition	$—	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K/A (Amendment 1) for the fiscal year ended August 31, 2004, filed with the Securities and Exchange Commission on July 11, 2005.

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

A summary of the effects of these changes on the Company’s Condensed Consolidated Balance Sheet at February 28, 2005 and August 31, 2004, the Condensed Statements of Operations for the respective three and six month period as of February 29, 2004 and February 28, 2005 is as follows:

	For the three months		For the six months		For the three months		For the six months
	ended		ended		ended		ended
	February 29, 2004		February 29, 2004		February 28, 2005		February 28, 2005
	As	As	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported

Cost of revenues	$628,093	$628,593	$1,263,422	$1,263,922	$693,986	$693,386	$1,444,235	$1,445,135
Operating income (loss)	$16,090	$15,590	$(44,586)	$(45,086)	$20,389	$20,989	$49,672	$48,772
Income (loss) from continuing operations	$2,788	$2,488	$(46,663)	$(46,963)	$9,300	$9,700	$21,080	$20,480
Net income (loss)	$2,497	$2,197	$(47,095)	$(47,395)	$9,248	$9,648	$20,261	$19,661
Net income per common share:
Basic:
Income (loss) from continuing operations	$0.05	$0.04	$(0.87)	$(0.88)	$0.15	$0.15	$0.33	$0.32
Net income (loss)	$0.05	$0.04	$(0.88)	$(0.89)	$0.15	$0.15	$0.32	$0.31
Diluted:
Income (loss) from continuing operations	$0.05	$0.04	$(0.87)	$(0.88)	$0.14	$0.15	$0.32	$0.31
Net income (loss)	$0.05	$0.04	$(0.88)	$(0.89)	$0.14	$0.15	$0.31	$0.30

	As of		As of
	August 31, 2004		February 28, 2005
	As	As	As	As
	Restated	Reported	Restated	Reported

Accrued Liabilities	$140,830	$143,930	$142,957	$146,957
Current Liabilities	$850,637	$853,737	$801,982	$805,982
Retained Earnings	$257,836	$255,836	$278,097	$275,497
Total Shareholders’ Equity	$886,771	$884,771	$912,987	$910,387

The restatement also affects amounts disclosed in Notes 2, 9, 10, 11 and 14 to the accompanying Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005 Restated	2004 Restated	2005 Restated	2004 Restated
Net income (loss) :
As reported	$9,248	$2,497	$20,261	$(47,095)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	681	462	1,383	570
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(2,099)	(2,356)	(4,178)	(4,356)

Pro forma	$7,830	$603	$17,466	$(50,881)

Basic earnings (loss) per share:
As reported	$0.15	$0.05	$0.32	$(0.88)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	0.01	0.02	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.04)	(0.07)	(0.08)

Pro forma	$0.13	$0.02	$0.27	$(0.95)

Diluted earnings (loss) per share:
As reported	$0.14	$0.05	$0.31	$(0.88)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.01	0.01	0.02	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.03)	(0.04)	(0.06)	(0.08)

Pro forma	$0.12	$0.02	$0.27	$(0.95)

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

Note 9 – Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	February 28 and 29,
	2005 Restated	2004 Restated
Net income	$9,248	$2,497
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	158	2,445
Plus: Reclassification adjustment for realized losses included in net income (loss)	—	—
Unrealized net gains on hedging activities, net of taxes	—	147

Total comprehensive income	$9,406	$5,089

	Six Months Ended
	February 28 and 29,
	2005 Restated	2004 Restated
Net income (loss)	$20,261	$(47,095)
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	2,460	5,121
Plus: Reclassification adjustment for realized losses included in net income (loss)	495	—
Unrealized net (losses) gains on hedging activities, net of taxes	(178)	528

Total comprehensive income (loss)	$23,038	$(41,446)

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

The following table presents information about segment results of operations and assets. Certain reclassifications have been made to conform the February 2004 financial information to the February 2005 presentation basis (in thousands):

	E&C	Maintenance	E&I	F&M	Corporate	Total
Three Months Ended February 28, 2005 (Restated)
Revenues from external customers	$284,283	$166,257	$267,851	$45,069	$—	$763,460
Intersegment revenues	55	1,097	578	7,599	—	9,329
Income (loss) before income taxes	21,375	2,815	5,692	4,283	(20,784)	13,381

Three Months Ended February 29, 2004 (Restated)
Revenues from external customers	$236,983	$131,337	$275,647	$45,094	$—	$689,061
Intersegment revenues	3,029	377	(191)	251	—	3,466
Income (loss) before income taxes	(3,242)	4,299	18,445	2,117	(16,678)	4,941

Six Months Ended February 28, 2005 (Restated)
Revenues from external customers	$550,735	$357,506	$599,117	$84,239	$—	$1,591,597
Intersegment revenues	252	2,023	810	17,041	—	20,126
Income (loss) before income taxes	33,855	747	29,860	7,826	(41,049)	31,289

Six Months Ended February 29, 2004 (Restated)
Revenues from external customers	$364,849	$288,650	$592,490	$90,012	$—	$1,336,001
Intersegment revenues	3,663	456	263	932	—	5,314
Income (loss) before income taxes	(63,105)	9,946	38,294	1,760	(56,550)	(69,655)

Total assets as of:
February 28, 2005 (Restated)	$698,959	$74,938	$574,444	$284,274	$443,610	$2,076,225
August 31, 2004 (Restated)	$701,944	$70,177	$582,908	$276,822	$454,792	$2,086,643

Corporate allocates depreciation which is included in the segment results of operations above while the assets remain at the Corporate level. The total allocated depreciation is as follows (in thousands):

	E&C	Maintenance	E&I	F&M	Corporate	Total
Three Months Ended February 28, 2005	$766	$279	$874	$74	$(1,993)	$—
Three Months Ended February 29, 2004	502	170	324	59	(1,055)	—

Six Months Ended February 28, 2005	$1,572	$558	$1,748	$148	$(4,026)	$—
Six Months Ended February 29, 2004	2,969	647	667	132	(4,415)	—

A reconciliation of total segment assets to total consolidated assets for the periods indicated follows (in thousands):

	February 28,	August 31,
	2005	2004
	Restated	Restated
Total segment assets	$2,076,225	$2,086,643
Elimination of intercompany receivables	(6,703)	(10,360)
Income taxes not allocated to segments	(57,653)	(47,275)
Other consolidation adjustments and eliminations	1	(172)

Total consolidated assets	$2,011,870	$2,028,836

Note 11 – Earnings (Loss) Per Common Share

The computation of basic and diluted earnings per share (in thousands, except per share data) is set forth below.

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
BASIC:
Income (loss) from continuing operations	$9,300	$2,788	$21,080	$(46,663)
Loss from discontinued operations, net of income taxes	(52)	(291)	(819)	(432)

Net income (loss)	$9,248	$2,497	$20,261	$(47,095)

Weighted average common shares	63,427	60,797	63,351	53,464

Income (loss) from continuing operations per common share	$0.15	$0.05	$0.33	$(0.87)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Basic net income (loss) per common share	$0.15	$0.05	$0.32	$(0.88)

DILUTIVE:
Income (loss) from continuing operations	$9,300	$2,788	$21,080	$(46,663)
Loss from discontinued operations, net of income taxes	(52)	(291)	(819)	(432)

Net income (loss) for diluted computation	$9,248	$2,497	$20,261	$(47,095)

Weighted average common shares (basic)	63,427	60,797	63,351	53,464
Effect of dilutive securities:
Stock options	924	482	696	—
Restricted stock	1,058	474	1,017	—

Adjusted weighted average common shares and assumed conversions	65,409	61,753	65,064	53,464

Diluted income (loss) from continuing operations per common share	$0.14	$0.05	$0.32	$(0.87)
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)

Diluted net income (loss) per common share	$0.14	$0.05	$0.31	$(0.88)

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

Note 13 – Government Contracting

The following table presents amounts due from government agencies or entities owned by the U.S. Government, along with revenues related to these governmental agencies and entities (in millions):

	February 28,	August 31,
	2005	2004
Amounts due from U.S. Government	$68.7	$71.8

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005	2004	2005	2004
Revenues	$228.2	$248.0	$497.6	$537.1

Note 14 – Income Taxes

The components of our deferred tax position are as follows (in thousands):

	February 28,	August 31,
	2005	2004
	Restated	Restated
Assets:
Deferred tax assets	$118,758	$115,222
Less: valuation allowance	(9,767)	(9,813)

Total assets	$108,991	$105,409

Liabilities:
Deferred tax liabilities	(48,835)	(36,986)

Net deferred tax assets	$60,156	$68,423

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of February 28, 2005
(Restated)
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$661,279	$384,460	$157,045	$(81,947)	$1,120,837
Intercompany line of credit	—	251,762	—	(251,762)	—
Investment in subsidiaries and joint ventures	736,932	66,659	9,911	(769,574)	43,928
Intercompany notes receivable	240	4,115	2,690	(7,045)	—
Property and equipment, net	32,245	104,040	27,480	—	163,765
Goodwill	—	477,832	35,446	—	513,278
Other assets and deferred tax assets	42,407	138,997	16,860	(28,202)	170,062

Total Assets	$1,473,103	$1,427,865	$249,432	$(1,138,530)	$2,011,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$49,774	$719,792	$106,147	$(73,731)	$801,982
Intercompany line of credit	248,404	—	3,358	(251,762)	—
Long-term debt and leases	251,805	3,633	7,439	—	262,877
Intercompany long-term debt	—	2,690	4,355	(7,045)	—
Other non -current liabilities	12,733	30,993	14,611	(37,106)	21,231

Total Liabilities	562,716	757,108	135,910	(369,644)	1,086,090

Minority Interest	—	—	—	12,793	12,793

Total Shareholders’ Equity	910,387	670,757	113,522	(781,679)	912,987

Total Liabilities & Shareholders’ Equity	$1,473,103	$1,427,865	$249,432	$(1,138,530)	$2,011,870

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of August 31, 2004
(Dollars in thousands)
(Restated)

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three months ended
February 28, 2005
(Restated)
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$717,305	$57,811	$(11,656)	$763,460
Cost of revenues	—	659,930	45,922	(11,866)	693,986

Gross profit	—	57,375	11,889	210	69,474

General and administrative expenses	12,237	29,020	7,807	21	49,085

Operating income (loss)	(12,237)	28,355	4,082	189	20,389

Other income (expense)	12,237	(18,588)	(468)	(189)	(7,008)
Equity in earnings (losses) of subsidiaries	9,648	(227)	—	(9,421)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,648	9,540	3,614	(9,421)	13,381

Provision (benefit) for income taxes	—	6,401	(1,716)	—	4,685

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	9,648	3,139	5,330	(9,421)	8,696

Minority interest, net of taxes	—	—	—	(1,398)	(1,398)

Earnings (losses) from unconsolidated entities, net of taxes	—	2,380	(378)	—	2,002

Income (loss) from continuing operations	9,648	5,519	4,952	(10,819)	9,300

Loss from discontinued operations, net of taxes	—	(52)	—	—	(52)

Net income (loss)	$9,648	$5,467	$4,952	$(10,819)	$9,248

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended February 29, 2004
(Restated)
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$630,709	$67,746	$(9,394)	$689,061
Cost of revenues	—	581,984	55,342	(9,233)	628,093

Gross profit	—	48,725	12,404	(161)	60,968

General and administrative expenses	7,811	31,720	5,508	(161)	44,878

Operating income (loss)	(7,811)	17,005	6,896	—	16,090

Other income (expense)	7,807	(16,590)	(2,366)	—	(11,149)
Equity in earnings (losses) of subsidiaries	2,197	(4,931)	—	2,734	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	2,193	(4,516)	4,530	2,734	4,941

Provision (benefit) for income taxes	6	2,421	(721)	—	1,706

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	2,187	(6,937)	5,251	2,734	3,235

Minority interest, net of taxes	—	—	—	(171)	(171)

Earnings (losses) from unconsolidated entities, net of taxes	10	745	(1,031)	—	(276)

Income (loss) from continuing operations	2,197	(6,192)	4,220	2,563	2,788

Loss from discontinued operations, net of taxes	—	(291)	—	—	(291)

Net income (loss)	$2,197	$(6,483)	$4,220	$2,563	$2,497

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended February 28, 2005
(Restated)
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$1,483,664	$122,525	$(14,592)	$1,591,597
Cost of revenues	—	1,358,974	100,261	(15,000)	1,444,235

Gross profit	—	124,690	22,264	408	147,362

General and administrative expenses	24,685	59,173	13,842	(10)	97,690

Operating income (loss)	(24,685)	65,517	8,422	418	49,672

Other income (expense)	24,660	(41,363)	(1,312)	(418)	(18,433)
Equity in earnings (losses) of subsidiaries	19,661	(246)	—	(19,415)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	19,636	23,908	7,110	(19,415)	31,239

Provision (benefit) for income taxes	32	14,232	(3,349)	—	10,915

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	19,604	9,676	10,459	(19,415)	20,324

Minority interest, net of taxes	—	—	—	(1,542)	(1,542)

Earnings (losses) from unconsolidated entities, net of taxes	57	2,846	(605)	—	2,298

Income (loss) from continuing operations	19,661	12,522	9,854	(20,957)	21,080

Loss from discontinued operations, net of taxes	—	(819)	—	—	(819)

Net income (loss)	$19,661	$11,703	$9,854	$(20,957)	$20,261

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended February 29, 2004
(Restated)
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues	$—	$1,215,252	$140,318	$(19,569)	$1,336,001
Cost of revenues	—	1,162,408	120,422	(19,408)	1,263,422

Gross profit	—	52,844	19,896	(161)	72,579

General and administrative expenses	36,570	69,415	11,341	(161)	117,165

Operating income (loss)	(36,570)	(16,571)	8,555	—	(44,586)

Other income (expense)	36,541	(54,594)	(4,531)	(2,485)	(25,069)
Equity in earnings (losses) of subsidiaries	(47,395)	(1,994)	—	49,389	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(47,424)	(73,159)	4,024	46,904	(69,655)

Provision (benefit) for income taxes	34	(22,013)	(901)	—	(22,880)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(47,458)	(51,146)	4,925	46,904	(46,775)

Minority interest, net of taxes	—	—	—	(171)	(171)

Earnings (losses) from unconsolidated entities, net of taxes	63	1,538	(1,318)	—	283

Income (loss) from continuing operations	(47,395)	(49,608)	3,607	46,733	(46,663)

Loss from discontinued operations, net of taxes	—	(432)	—	—	(432)

Net income (loss)	$(47,395)	$(50,040)	$3,607	$46,733	$(47,095)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six months ended February 28, 2005
(Restated)
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
(Restated)
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

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q/A (Amendment 1) that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detail discussion of some of the foregoing risk and uncertainties, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K/A (Amendment 1) as filed with the Securities and Exchange Commission on July 11, 2005 for the fiscal year ended August 31, 2004, as well as the other reports and registration statements filed by us with Securities and Exchange Commission and under “Forward Looking Statements” on our website. These documents are available free of charge from the Securities and Exchange Commission (the “SEC”) or from our Investor Relations department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K/A (Amendment 1) as filed with the Securities and Exchange Commission on July 11, 2005 for the fiscal year ended August 31, 2004, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

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

The following tables present, for the periods indicated, summary revenues, gross profit (loss) and gross profit (loss) percentages for each of our segments (in millions):

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
Revenues:
E&I	$267.9	$275.7	$599.1	$592.5
E&C	284.3	237.0	550.7	364.8
Maintenance	166.3	131.3	357.5	288.7
F&M	45.0	45.1	84.3	90.0

Total revenue	$763.5	$689.1	$1,591.6	$1,336.0

Gross profit:
E&I	$22.9	$35.9	$69.1	$79.3
E&C	28.8	10.6	51.6	(34.7)
Maintenance	7.1	7.4	7.8	15.9
F&M	10.7	7.1	18.9	12.1

Total gross profit	$69.5	$61.0	$147.4	$72.6

Gross profit percentage:
E&I	8.5%	13.0%	11.5%	13.4%
E&C	10.1	4.5	9.4	(9.5)
Maintenance	4.3	5.6	2.2	5.5
F&M	23.8	15.7	22.4	13.4
Total gross profit percentage	9.1	8.8	9.3	5.4

The following table presents our revenues by industry sector:

	Three Months Ended
	February 28 and 29,
	2005		2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$267.9	35%	$275.7	40%
Energy
E&C	184.6	24	153.9	22
Maintenance	109.3	14	94.8	14
F&M	22.4	3	15.4	2
Chemical
E&C	94.3	13	70.1	10
Maintenance	53.2	7	36.0	5
F&M	17.8	2	17.1	3
Other Industries
E&C	5.4	1	13.0	2
Maintenance	3.8	—	0.5	—
F&M	4.8	1	12.6	2

Total revenue	$763.5	100%	$689.1	100%

	Six Months Ended
	February 28 and 29,
	2005		2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$599.1	38%	$592.5	44%
Energy
E&C	366.2	23	215.8	16
Maintenance	251.1	16	214.8	16
F&M	39.2	2	28.0	2
Chemical
E&C	174.4	11	127.4	10
Maintenance	102.2	6	73.3	5
F&M	30.7	2	43.1	3
Other Industries
E&C	10.1	1	21.6	2
Maintenance	4.2	—	0.6	—
F&M	14.4	1	18.9	2

Total revenue	$1,591.6	100%	$1,336.0	100%

The following table presents our revenues by geographic region:

	Three Months Ended
	February 28 and 29,
	2005		2004
Geographic Region	(In Millions)%		(In Millions)%
United States	$641.5	84%	$579.2	84%
Asia/Pacific Rim	58.4	8	46.3	7
Middle East	21.6	3	17.8	3
Canada	18.9	2	16.2	2
Europe	13.1	2	24.3	4
South America and Mexico	5.2	1	2.3	—
Other	4.8	—	3.0	—

Total revenue	$763.5	100%	$689.1	100%

	Six Months Ended
	February 28 and 29,
	2005		2004
Geographic Region	(In Millions)%		(In Millions)%
United States	$1,340.6	84%	$1,128.4	85%
Asia/Pacific Rim	118.6	7	84.7	6
Middle East	46.3	3	23.9	2
Canada	40.7	3	36.8	3
Europe	25.1	2	54.9	4
South America and Mexico	12.7	1	3.6	—
Other	7.6	—	3.7	—

Total revenue	$1,591.6	100%	$1,336.0	100%

Our backlog by segment is as follows:

	February 28, 2005		August 31, 2004
	(In Millions)%		(In Millions)%
E&I	$2,565.1	50%	$2,856.4	50%
E&C	1,126.4	22	1,340.2	23
Maintenance	1,260.3	25	1,453.6	25
F&M	143.1	3	115.8	2

Total backlog	$5,094.9	100%	$5,766.0	100%

     Our backlog by industry sector is as follows:

	February 28, 2005		August 31, 2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,565.1	50%	$2,856.4	50%
Energy
Nuclear:
E&C	75.0	2	65.5	1
Maintenance	905.6	18	967.6	17
Fossil Fuel:
E&C	608.4	12	864.5	15
Maintenance	132.0	3	148.8	3
Other:
E&C	17.6	—	34.8	1
Maintenance	16.0	—	23.9	—
F&M	58.1	1	71.6	1
Chemical:
E&C	425.4	8	373.0	6
Maintenance	197.4	4	313.3	5
F&M	53.7	1	36.9	1
Other:
E&C	—	—	2.4	—
Maintenance	9.3	—	—	—
F&M	31.3	1	7.3	—

Total backlog	$5,094.9	100%	$5,766.0	100%

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

ITEM 4. – CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q/A (Amendment 1), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q/A (Amendment 1) was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal controls over financial reporting. The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for our fiscal year ending August 31, 2005. In order to comply with the requirements of the Act, we are currently undergoing a comprehensive effort which includes documentation, testing and review of internal controls under the direction of senior management. During the course of these activities, we have identified certain deficiencies in the design of internal control for which senior management has implemented corrective actions. As a result of our review efforts, we are making improvements to our internal controls over financial reporting and will continue to do so. The planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and enhanced monitoring controls. Any further internal control issues identified by our continued efforts will be addressed accordingly.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following disclosure provides a summary and update of significant changes, if any, from August 31, 2004, related to our significant claims. Readers should refer to Note 20 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K/A (Amendment 1) for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on July 11, 2005 for a more detailed description of each claim.

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

     Form 10-Q/A (Amendment 1) Quarterly Report for the Quarterly Period ended February 28, 2005.

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