Form 10-Q
period 2005-05-31
SHAW GROUP INC
filed 2005-07-11
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Common stock, no par value, 78,900,494 shares outstanding as of July 7, 2005.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	May 31,	August 31,
	2005	2004
	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$23,380	$88,557
Restricted and escrowed cash	183,809	56,574
Accounts receivable, including retainage, net	418,973	451,393
Accounts receivable from unconsolidated entities	611	7,450
Inventories	86,769	80,073
Cost and estimated earnings in excess of billings on uncompleted contracts, including claims	374,726	384,011
Deferred income taxes	32,549	47,826
Prepaid expenses and other current assets	47,925	20,799

Total current assets	1,168,742	1,136,683
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	41,970	25,689
Property and equipment, less accumulated depreciation of $136,054 at May 31, 2005 and $122,221 at August 31, 2004	158,806	169,488
Goodwill	511,099	522,783
Deferred income taxes	34,920	20,597
Other assets	133,946	153,596

	$2,049,483	$2,028,836

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31,	August 31,
	2005	2004
	(Unaudited)	(Restated)
Current liabilities:
Accounts payable	$285,110	$316,022
Accrued liabilities	152,552	140,830
Advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts	330,950	357,472
Contract liability adjustments	8,884	17,347
Deferred revenue – prebilled	7,039	6,233
Current maturities of long-term debt	8,200	4,637
Short-term revolving lines of credit	4,311	5,983
Current portion of obligations under capital leases	2,227	2,113

Total current liabilities	799,273	850,637
Long-term revolving line of credit	37,141	–
Long-term debt, less current maturities	22,150	256,437
Obligations under capital leases, less current portion	3,520	4,736
Other liabilities	21,377	19,641
Minority interest	14,054	10,614
Shareholders’ equity:
Common stock, no par value, 84,207,782 and 69,101,493 shares issued and 78,876,127 and 63,769,838 shares outstanding, respectively	1,022,228	750,077
Retained earnings	256,350	257,836
Accumulated other comprehensive loss	(14,352)	(15,157)
Unearned stock-based compensation	(12,345)	(6,072)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	1,151,968	886,771

	$2,049,483	$2,028,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Revenues	$907,163	$917,772	$2,498,760	$2,253,773
Cost of revenues	826,331	841,977	2,271,962	2,101,391

Gross profit	80,832	75,795	226,798	152,382
General and administrative expenses	52,863	47,185	149,157	168,357

Operating income (loss)	27,969	28,610	77,641	(15,975)
Interest expense	(7,358)	(9,588)	(26,844)	(29,237)
Interest income	1,346	379	3,805	1,179
Loss on retirement of debt	(47,772)	(95)	(47,772)	(1,298)
Foreign currency transaction gain (loss), net	2,579	817	354	(3,442)
Other income, net	1,142	1,944	1,961	1,186

	(50,063)	(6,543)	(68,496)	(31,612)

(Loss) income before income taxes, minority interest, earnings from unconsolidated entities and income (loss) from discontinued operations	(22,094)	22,067	9,145	(47,587)
(Benefit) provision for income taxes	(812)	7,361	10,103	(15,519)

(Loss) income before minority interest, earnings from unconsolidated entities and income (loss) from discontinued operations	(21,282)	14,706	(958)	(32,068)
Minority interest, net of income taxes	(1,197)	(4,196)	(2,739)	(4,367)
Earnings from unconsolidated entities, net of income taxes	714	326	3,012	608

(Loss) income from continuing operations	(21,765)	10,836	(685)	(35,827)
Income (loss) from discontinued operations, net of income taxes	16	(642)	(803)	(1,075)
Impairment of discontinued operations, net of income taxes	—	(2,995)	—	(2,995)

Net (loss) income	$(21,749)	$7,199	$(1,488)	$(39,897)

Net (loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.31)	$0.18	$(0.01)	$(0.64)
Income (loss) from discontinued operations, net of income taxes	—	(0.06)	(0.01)	(0.07)

Net (loss) income	$(0.31)	$0.12	$(0.02)	$(0.71)

Diluted:
(Loss) income from continuing operations	$(0.31)	$0.17	$(0.01)	$(0.64)
Income (loss) from discontinued operations, net of income taxes	—	(0.06)	(0.01)	(0.07)

Net (loss) income	$(0.31)	$0.11	$(0.02)	$(0.71)

Weighted average shares outstanding:
Basic	70,254	61,826	65,651	56,271
Diluted:
Stock options	—	425	—	—
Restricted stock	—	512	—	—

Total	70,254	62,763	65,651	56,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	May 31,
	2005	2004
	(Unaudited)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(1,488)	$(39,897)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,838	53,698
Loss from and impairment of discontinued operations, net of taxes	803	4,070
Provision (benefit) for deferred income taxes	2,054	(19,200)
Stock-based compensation expense	3,586	871
Accretion of interest on discounted long-term debt	253	2,048
Amortization of deferred debt issue costs	3,139	3,470
Amortization of contract adjustments	(9,150)	(10,275)
Earnings from unconsolidated entities, net of tax	(3,012)	(608)
Foreign currency transaction (gains) losses, net	(354)	3,442
Loss on retirement of debt	47,772	1,298
Gain on sale of businesses, net	22	—
Minority interest, net of taxes	2,739	4,367
Other operating activities, net	(9,308)	(30,499)

Net cash provided by (used in) operating activities	60,894	(27,215)

Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(25,887)
Purchases of property and equipment	(20,474)	(22,172)
Investments in and advances to unconsolidated entities and joint ventures	(14,298)	(4,311)
Distributions from unconsolidated entities	8,546	5,065
Proceeds from sale of property and equipment	923	—
Proceeds from sale of businesses, net	13,916	960
Cash received from restricted and escrowed cash	159,532	111,114
Cash deposited into restricted and escrowed cash	(286,767)	(88,035)
Deposits in escrowed cash for repurchase of LYONs	—	(23,229)
Withdrawal from escrowed cash for repurchase of LYONs	—	23,229
Maturities of marketable securities, held to maturity	—	5,096

Net cash used in investing activities	(138,622)	(18,170)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	May 31,
	2005	2004
	(Unaudited)	(Restated)
Cash flows from financing activities:
Repayment of debt and capital leases	$(278,818)	$(276,264)
Payments for financed insurance premiums	(8,829)	(7,817)
Proceeds from issuance of debt	6,036	1,576
Deferred credit costs	(4,216)	(2,235)
Issuance of common stock	262,595	246,151
Proceeds from revolving credit agreements, net	35,469	3,441

Net cash provided by (used in) financing activities	12,237	(35,148)
Cash from consolidation of variable interest entities previously unconsolidated	1,343	2,293
Effect of foreign exchange rate changes on cash	(1,029)	850

Net decrease in cash and cash equivalents	(65,177)	(77,390)

Cash and cash equivalents — beginning of year	88,557	179,852

Cash and cash equivalents — end of period	$23,380	$102,462

Non-cash investing and financing activities:
Issuance of restricted stock	$9,290	$8,007

Financed insurance premiums	$11,033	$6,266

Transfer of acquired accounts receivable to seller – EDS acquisition	$—	$4,000

Receivable for working capital – Badger Acquisition	$—	$1,880

Property and equipment acquired under capital lease	$—	$318

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

SUMMARY OF OPERATING SEGMENTS (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Revenues
E&I	$289,428	$375,155	$888,545	$967,645
E&C	317,730	335,593	868,465	700,442
Maintenance	245,533	162,917	603,039	451,567
F&M	54,472	44,107	138,711	134,119

Total consolidated revenues	$907,163	$917,772	$2,498,760	$2,253,773

Intersegment revenues
E&I	$17	$448	$827	$711
E&C	83	734	335	5,181
Maintenance	1,536	86	3,559	542
F&M	5,285	3,387	22,326	4,319

Total intersegment revenues	$6,921	$4,655	$27,047	$10,753

(Loss) income before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations
E&I	$4,435	$22,631	$34,295	$60,925
E&C	28,749	9,320	62,605	(53,786)
Maintenance	7,348	2,123	8,095	12,070
F&M	6,350	4,446	14,175	6,207
Corporate items and eliminations	(68,976)	(16,453)	(110,025)	(73,003)

Toal (loss) income before income taxes, minority interest, earnings from unconsolidated entities and loss from discontinued operations	$(22,094)	$22,067	$9,145	$(47,587)

	(unaudited)
	May 31, 2005	August 31, 2004

Assets
E&I	$569,829	$582,908
E&C	740,860	701,944
Maintenance	86,027	70,177
F&M	287,721	276,822
Corporate	423,849	454,792

Total segment assets	2,108,286	2,086,643
Elimination of intercompany receivables	(8,924)	(10,360)
Income taxes not allocated to segments	(49,880)	(47,275)
Other consolidation adjustments and eliminations	1	(172)

Total consolidated assets	$2,049,483	$2,028,836

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004, filed with the Securities and Exchange Commission on July 11, 2005.

Our results for the year ended August 31, 2004 and for the quarter and nine month period ended May 31, 2004 have been restated as a result of an accounting error, which was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December of 2003. The effects of these restatements are reflected in the prior period amounts included in this Form 10Q. These restatements are discussed in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004, filed with the Securities and Exchange Commission on July 11, 2005.

Finally, the prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or shareholders’ equity.

The financial information of The Shaw Group Inc., including its wholly-owned subsidiaries, its consolidated variable interest entities, and the proportionate share of some of our investment in joint ventures as of May 31, 2005 and for the three and nine month periods ended May 31, 2005 and 2004, was not audited by our independent auditors. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C) segment, Maintenance segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing and Distribution (F&M) segment. The primary change from our previously reported segments is the division of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment. We allocated goodwill among the newly created business segments using the relative fair value of each segment’s operations based on the estimated discounted cash flows of the segments.

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

Note 2 – Stock-Based Compensation

The Company has granted stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for

Stock Issued to Employees” (the intrinsic value method), and accordingly, recognize no compensation expense for the stock option grants.

Effective September 1, 2005, we will begin recording compensation expense based on the grant-date fair value of employee stock options in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)). We have not determined the impact SFAS 123(R) will have on our consolidated financial statements as we have not completed our analysis of the potential impact and we cannot predict the level of share-based payments granted in the future, but the adoption will result in a reduction of net income that may be material. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Net income (loss) :
As reported	$(21,749)	$7,199	$(1,488)	$(39,897)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	1,097	341	2,485	872
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(2,983)	(2,537)	(8,096)	(7,420)

Pro forma	$(23,635)	$5,003	$(7,099)	$(46,445)

Basic earnings (loss) per share:
As reported	$(0.31)	$0.12	$(0.02)	$(0.71)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.02	0.01	0.04	0.02
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.04)	(0.04)	(0.12)	(0.13)

Pro forma	$(0.33)	$0.09	$(0.10)	$(0.82)

Diluted earnings (loss) per share:
As reported	$(0.31)	$0.11	$(0.02)	$(0.71)
Add: Stock-based employee compensation reported in net income (loss), net of income taxes	0.02	0.01	0.04	0.02
Deduct: Stock-based employee compensation under the fair value method for all awards, net of income taxes	(0.04)	(0.04)	(0.12)	(0.13)

Pro forma	$(0.33)	$0.08	$(0.10)	$(0.82)

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Expected volatility	63%	64%	65%	66%
Risk-free interest rate	3.9%	4.0%	3.6%	3.4%
Expected life of options (in years)	5	5	5	5

Restricted Stock

The Company also issues restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of the restrictions, restricted shares must be returned to us related to these restricted stock grants. This unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to four years). As of May 31, 2005, we have recorded unearned stock-based compensation of $12.3 million as a component of shareholders’ equity.

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying condensed consolidated statements of operations related to these restricted stock grants for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Stock-based compensation expense	$1,127	$415	$2,903	$952

The following table represents the shares that were granted and outstanding as of May 31, 2005 and August 31, 2004:

	May 31,	August 31,
	2005	2004
Restricted stock:
Granted, during and as of the period ended	448,234	624,872
Outstanding, as of	1,183,528	619,872
Future restricted stock awards:
Granted, during and as of the period ended	211,800	98,000
Outstanding, as of	—	98,000

Note 3 – Public Capital Stock Transactions

The following table represents the public capital stock transactions that have occurred during the first nine months of fiscal 2005 and fiscal 2004 (in thousands, except price per share amounts):

Date of Common Stock Issuance	April 2005	April 20, 2004	October 29, 2003
Number of shares issued	14,068	2,346	23,000
Price per share	$19.50	$12.35	$10.00
Net proceeds	$260,263	$28,582	$217,474
Transaction costs	$14,053	$391	$12,526
Use of proceeds	Repurchase 10 3/4% Senior Notes due 2010	Repurchase of LYONs	Repurchase of LYONs

Our April 2005 common stock issuance occurred on two separate dates, April 22, 2005 for 1.2 million shares and April 18, 2005 for 12.9 million shares. See Note 8 for details related to the repurchases made with the proceeds of the transactions listed above.

Note 4 – Acquisitions

The operating results of acquisitions are included in our condensed consolidated financial statements from the applicable dates of the transactions. During fiscal 2004, we completed three acquisitions accounted for as purchases including Coastal Engineering and Environmental Consultants, Inc. (Coastal), LFG&E and EDS. The purchase price allocations for these acquisitions were finalized during the first and second quarters of fiscal 2005. Pro forma information has not been disclosed for the fiscal year 2004 acquisitions as the impact on an individual and aggregate basis is not deemed significant for the periods presented.

Coastal Engineering and Environmental Consultants, Inc.

In October 2003, we acquired certain assets and the workforce of Coastal for a cost of $1.2 million. Shaw Coastal specializes in engineering and consulting for Coastal Erosion and Wetlands Restoration projects. Shaw Coastal has been integrated into our Environmental & Infrastructure segment. Approximately $1.4 million of goodwill was recorded related to this transaction, based on our final allocation of the purchase price. The final purchase price allocation, which occurred during the first quarter of fiscal 2005, also included $1.4 million in assets, $0.5 million in accounts payable and accrued liabilities and $1.1 million in bank debt.

LFG&E Acquisition

On September 30, 2003, we acquired certain assets and assumed certain liabilities of LFG&E International, Inc. (LFG&E) for cash of approximately $2.2 million. LFG&E provides gas well-drilling services to landfill owners and operators and has been integrated into our E&I segment. As of the first quarter of fiscal 2005, $3.2 million in goodwill had been recorded in our final allocation of the purchase price. The final purchase price allocation also included $1.5 million in assets, $1.3 million in accounts payable and accrued liabilities and $1.2 million in contract liability adjustments (see Note 5).

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

Note 5 – Goodwill and Other Intangibles

Goodwill

The following table reflects the changes in the carrying value of goodwill from September 1, 2004 to May 31, 2005 (in thousands):

Balance at September 1, 2004	$522,783
Currency translation adjustment	248
Stone & Webster tax refund	(4,590)
Allocation period adjustments:
Coastal acquisition	338
LFG&E acquisition	702
EDS acquisition	(825)
Sale of Shaw Power Technologies, Inc.	(7,291)
Sale of Shaw Aiton Australia Pty Limited.	(266)

Balance at May 31, 2005	$511,099

We received a $3.9 million income tax refund during the first quarter of fiscal 2005 and $0.7 million during the third quarter of fiscal 2005 related to income tax returns filed by Stone & Webster’s Canadian entities prior to our acquisition of the assets of Stone & Webster in fiscal 2000. Pursuant to the asset purchase agreement, we are entitled to the income tax refund; however, as the refund relates to income tax uncertainties existing as of the acquisition date, goodwill has been reduced by the amount of tax refund proceeds received.

During fiscal 2005, we sold the assets of Shaw Power Technologies, Inc. (PTI) for approximately $14.0 million in cash proceeds and recognized a $2.0 million gain on the sale, which reflects the reduction of goodwill of $7.3 million (see Note 14). Then, during the third quarter of fiscal 2005, we sold the assets of Shaw Aiton Australia Pty

Limited for approximately $0.9 million in cash proceeds and recognized a gain of $1.0 million on the sale, which reflects the reduction of goodwill of $0.3 million, and we sold our investment in WebTech, LLC, resulting in a $1.3 million loss. The result of these transactions is included in other income (expense) on the accompanying condensed consolidated statements of operations for the nine months ended May 31, 2005.

As of May 31, 2005 and August 31, 2004, we had tax deductible goodwill of approximately $170.1 million and $184.4 million, respectively.

Annual Goodwill Impairment Analysis

We completed our annual impairment test during the third quarter of fiscal 2005 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that goodwill at March 1, 2005 was not impaired. We test goodwill for impairment at each of our reporting unit levels. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our reporting units based on estimated projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business and changes in our projected discounted cash flows, in addition to our stock price and market value of interest bearing obligations.

Other Intangible Assets

At May 31, 2005 and August 31, 2004, amortizable intangible assets, included in other assets, other than contract adjustments, consisted of proprietary ethylene technology, ethyl benzene, cumene and styrene technologies which are being amortized over fifteen to seventeen years and patents which are being amortized over three to ten years. We also amortize a customer relationship intangible asset over ten years.

In connection with our final purchase price allocation of the EDS acquisition during the second quarter of fiscal 2005, we recorded intangible assets for the tradename and customer relationship, which are being amortized over three and seven years, respectively. During the second quarter of fiscal 2005, we also recorded an intangible asset for Bisphenol-A (BPA) technology that was purchased by our Badger Technologies, LLC consolidated variable interest entity (VIE) for $1.5 million. This intangible asset is being amortized over fifteen years. We amortize all of these amortizable intangible assets using a straight line method.

The gross carrying values and accumulated amortization of these amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2004	$42,548	$(8,941)	$2,016	$(470)
Amortization	—	(2,395)	—	(319)
Allocation period adjustments EDS	172	—	736	—
Additions	1,531	—	—	—

Balance at May 31, 2005	$44,251	$(11,336)	$2,752	$(789)

During the three months ended February 28, 2005, in connection with the completion of our valuation of intangibles related to our acquisition of EDS, we recognized additional amortization of intangible assets to reflect accumulated amortization as if the intangible assets had been valued at the final purchase price allocation amounts as of the acquisition date.

The annual amortization for our intangible assets not associated with contract adjustments is approximately $3.0 million through fiscal 2010 related to the proprietary technologies, patents and trademarks and approximately $0.3 million each year through fiscal 2010 related to customer relationships.

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

The following table presents the additions to and utilization of contract adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

		Asset or	Cost of
	March 1,	Liability	Revenues	May 31,
	2005	Increase/	Increase/	2005
Three Months ended May 31, 2005	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(924)	$—	$159	$(765)
Contract liability adjustments	10,794	—	(1,910)	8,884
Accrued contract losses	5,814	—	(1,384)	4,430

Total	$15,684	$—	$(3,135)	$12,549

		Asset or	Cost of
	September 1,	Liability	Revenues	May 31,
	2004	Increase/	Increase/	2005
Nine Months Ended May 31, 2005	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$—	$650	$(765)
Contract liability adjustments	17,347	—	(8,463)	8,884
Accrued contract losses	5,878	—	(1,448)	4,430

Total	$21,810	$—	$(9,261)	$12,549

		Asset or	Cost of
	March 1,	Liability	Revenues	May 31,
	2004	Increase/	Increase/	2004
Three Months ended May 31, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(2,312)	$—	$449	$(1,863)
Contract liability adjustments	24,526	—	(3,597)	20,929
Accrued contract losses	1,267	—	(322)	945

Total	$23,481	$—	$(3,470)	$20,011

		Asset or	Cost of
	September 1,	Liability	Revenues	May 31,
	2003	Increase/	Increase/	2004
Nine Months Ended May 31, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$—	$1,347	$(1,863)
Contract liability adjustments	32,551	—	(11,622)	20,929
Accrued contract losses	9,858	—	(8,913)	945

Total	$39,199	$—	$(19,188)	$20,011

The decreases in the contract (asset) adjustments, contract liability adjustments and accrued contract losses for the three and nine months ended May 31, 2005 and May 31, 2004, as presented above, represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.

Accrued contract losses included in advance billings and billings in excess of cost and estimated earnings on uncompleted contracts for contracts not acquired in an acquisition were $8.3 million and $3.4 million as of May 31, 2005 and August 31, 2004, respectively.

Contract (asset) adjustments are included in other current assets and accrued contract losses are included in advance billings and billings in excess of cost and estimated earnings on uncompleted contracts.

Note 6 – Inventories, Other Assets, Accounts Receivable and Concentration of Credit Risk

The major components of inventories were as follows (in thousands):

	May 31, 2005			August 31, 2004
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$29,610	$—	$29,610	$25,670	$—	$25,670
Raw Materials	2,344	47,372	49,716	3,974	45,861	49,835
Work In Process	1,572	5,871	7,443	722	3,846	4,568

	$33,526	$53,243	$86,769	$30,366	$49,707	$80,073

Included in non-current other assets is $19.8 million at May 31, 2005 and $23.9 million at August 31, 2004 which represents the remaining carrying value of the Pike project site, including land, materials and equipment, which we obtained in settlement of our claim in the bankruptcy proceeding of our customer in November 2003. During the nine months ended May 31, 2005, we used $3.3 million of these assets as materials and equipment on projects for other customers and $0.8 million of these assets were returned to the vendor.

Accounts Receivable

Accounts receivable on the accompanying condensed consolidated balance sheets as of May 31, 2005 and August 31, 2004 include the following (in thousands):

	May 31,	August 31,
	2005	2004
Trade accounts receivable	$319,185	$381,781
Unbilled accounts receivable	18,105	10,532
Retainage	81,683	59,080

Total accounts receivable, including retainage, net	$418,973	$451,393

Concentration of Credit – Government Contracting

The following table presents amounts due from government agencies or entities owned by the U.S. Government, along with revenues related to these governmental agencies and entities (in millions):

	May 31,	August 31,
	2005	2004
Amounts due from U.S. Government	$53.9	$71.8

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenues	$240.6	$277.6	$738.1	$781.0

Note 7 – Unconsolidated Entities, Joint Ventures and Limited Partnerships

The Company invests in and makes advances to unconsolidated entities, joint ventures, and limited partnerships. Each of these entities are recorded in the accompanying condensed consolidated financial statements based on the structure associated with each respective entity. These entities are accounted for as either VIEs as defined by FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” or as investments accounted for under the equity method, except for one entity which we account for at cost.

Variable Interest Entities

In accordance with FIN 46, the following table represents the total assets and liabilities before intercompany eliminations of those VIEs of which we are the primary beneficiary, and therefore consolidate, and the total assets and liabilities before intercompany eliminations of those VIEs of which we are not the primary beneficiary, and therefore not consolidated (in thousands):

	May 31,	August 31,
	2005	2004
Primary Beneficiary:
Total assets	$80,347	$47,590
Total liabilities	38,627	35,165
Not Primary Beneficiary:
Total assets	$869,462	$37,171
Total liabilities	783,524	13,670

The following disclosure summarizes new or significant changes in the status of VIEs since August 31, 2004:

Consolidated VIEs

•	In August 2004, Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. We have a 50% equity interest in this entity. During the first quarter of fiscal 2005, we have concluded this entity is a VIE and we are the primary beneficiary as we are obligated to absorb the majority of the expected losses and the expected residual returns, if any. This entity had total assets and liabilities of $6.8 million and $9.4 million, respectively, as of May 31, 2005 reflected in our E&I segment. The assets and liabilities as of August 31, 2004 were not material. Our exposure to losses consists of our equity interest and note receivable with accrued interest totaling $6.3 million as of May 31, 2005.

•	In June of 2003, we entered into a mentor-protégé relationship with Native American Services Corporation. The NASCENT joint ventures were collectively formed through this relationship for the purpose of competitive pursuit of project-specific property management job-order contract work. We have a 49% interest in each of the joint ventures. We have determined in this quarter that the NASCENT Group JVs are variable interest entities, and that Shaw is the primary beneficiary. The NASCENT Group JVs have total assets of $2.7 million and total liabilities of $1.8 million as of May 31, 2005, and these are reflected in the E&I segment. Our exposure to loss is limited to our equity interest of $0.4 million.

Unconsolidated VIEs (Equity Method Accounting)

•	In February 2005, we contributed cash of $2.8 million to American Eagle Northwest, LLC for a 50% equity interest. This entity was established to undertake the privatization of military housing for United States Navy personnel and their families under a design, build and rental housing contract in the State of Washington. American Eagle Northwest, LLC has a minority equity interest in Pacific Northwest Communities, LLC (PNC) of which the United States Navy has a majority equity interest. Under the arrangement, American Eagle Northwest, LLC is obligated to absorb the majority of the expected losses from PNC’s contract with the United States Navy; however, we are not the primary beneficiary of American Eagle Northwest, LLC. We also, along with our American Eagle Northwest, LLC equity partner, have guaranteed certain items of the performance of the VIE under the contract with the United States Navy. We account for American Eagle Northwest, LLC under the equity method. As of May 31, 2005, our maximum exposure to loss consisted of our equity investment of $3.5 million and the exposure related to the guarantee (see Note 13). In February 2005, American Eagle Northwest, LLC successfully obtained financing of approximately $226.0 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of May 31, 2005, this entity had total assets and liabilities of approximately $261.3 million and approximately $236.8 million, respectively.

•	In March 2005, we issued a guarantee to provide an equity contribution of $4.0 million to American Eagle Communities Midwest, LLC for a 45% equity interest. No liability was recorded related to this guarantee as of May 31, 2005. This entity was established to undertake the privatization of military housing for United States Army personnel and their families under a design, build and rental housing contract in the State of Missouri. American Eagle Communities Midwest, LLC has a minority equity interest in Leonard Wood Family Communities, LLC (LWFC) of which the United States Army has a majority equity interest. Under the arrangement, American Eagle Communities Midwest, LLC is obligated to absorb the majority of the expected losses from LWFC’s contract with the United States Army; however, we are not the primary beneficiary of American Eagle Communities Midwest, LLC. We account for American Eagle Communities Midwest, LLC under the equity method. As of May 31, 2005, our maximum exposure to loss consisted of our guarantee of our equity contribution to be made at a future date and our equity balance of $0.2 million. In May 2005, American Eagle Communities Midwest, LLC successfully obtained financing of approximately $212.9 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of May 31, 2005, this entity had total assets and liabilities of approximately $214.8 million and approximately $211.9 million, respectively.

•	In March 2005, we entered into an agreement with a third party to guarantee a revolving line of credit of one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of May 31, 2005, we have recorded an immaterial liability and corresponding asset related to this guarantee. Further, we concluded that this new guarantee did not make us the primary beneficiary, thus we continue to account for it as an equity investment.

•	In April 2005, Patrick Family Housing, LLC, successfully obtained financing of approximately $75.4 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of May 31, 2005, this entity had total assets and liabilities of approximately $104.7 million and approximately $78.7 million, respectively.

Unconsolidated Entities, Joint Ventures and Limited Partnerships

The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method except for one which is accounted for at cost. Upon adoption of FIN 46(R), some of our unconsolidated entities, including Shaw Nass Middle East, WLL, were determined to be VIEs for which we are the primary beneficiary and were consolidated as of May 31, 2005.

Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):

	May 31,	August 31,
	2005	2004
Shaw-YPC Piping (Nanjing) Co., Ltd.	$609	$1,447
Stennis joint venture	4,743	3,928
PFH Management, LLC	3,667	4,733
Little Rock Family Housing, LLC	4,186	4,054
Hanscom Family Housing, LLC	7,139	—
American Eagle Northwest, LLC	3,450	—
Nordic	1,930	1,930
Other	13,102	6,485

	38,826	22,577
Long-term advances to and receivables from unconsolidated entities (in thousands):
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081
Other	63	31

	May 31,	August 31,
	2005	2004
	3,144	3,112

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$41,970	$25,689

Earnings (losses) from unconsolidated entities, net of taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Shaw-YPC Piping (Nanjing) Co., Ltd.	$(230)	$(296)	$(839)	$(737)
Stennis joint venture	141	288	490	743
PFH Management, LLC	55	68	206	110
Little Rock Family Housing, LLC	(572)	—	86	—
Hanscom Family Housing, LLC	(273)	—	305	—
American Eagle Northwest, LLC	21	—	118	—
Nordic	—	—	—	—
Other	1,572	266	2,646	492

	$714	$326	$3,012	$608

During the second quarter of fiscal 2005, we ended our EntergyShaw, LLC (“EntergyShaw”) joint venture, which had been created in fiscal 2001 to focus on the construction of power plants in North America and Europe. The joint venture’s project warranty was terminated during the third quarter of fiscal 2005 as a result of the closure.

We made no equity contributions in the third quarter of fiscal 2005 related to our housing privatization joint ventures; however, approximately $11.0 million in contributions were made during the nine months ended May 31, 2005. We also made approximately $0.3 million of equity contributions related to our housing privatization joint ventures for the three and nine months ended May 31, 2004. As of May 31, 2005, we are not scheduled to make any significant equity contributions to the privatization joint ventures for the remainder of fiscal 2005.

Note 8 – Long-term Debt and Revolving Line of Credit

Long-term debt consisted of the following (in thousands):

	May 31,	August 31,
	2005	2004
10.75% Senior Notes	$15,035	$250,459
LYONs Convertible Securities	879	864
Note payable for insurance premiums	3,345	1,140
Note payables of consolidated VIEs	10,683	4,067
Other notes payable	408	4,544

Total debt	$30,350	$261,074
Less: current maturities	(8,200)	(4,637)

Total long-term portion of debt	$22,150	$256,437

The following table provides information related to the recorded loss on the retirement of debt as presented on the accompanying condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Loss on repurchase of Senior Notes	$(37,754)	$—	$(37,754)	$—
Loss on write-off of unamortized debt issuance costs related to Senior Notes	(6,618)	—	(6,618)	—

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Loss on write-off of deferred financing fees of Old Credit Facility	(3,400)	—	(3,400)	—
Loss on repurchase of LYONs	—	(95)	—	(1,298)

	$(47,772)	$(95)	$(47,772)	$(1,298)

During the first quarter of fiscal 2005, we financed insurance premiums of $8.7 million with a note payable, then during the third quarter we financed an additional $2.3 million. Payments of $8.8 million have been made on the financed insurance premiums and the remainder will be paid over the next nine months.

We have included the LYONs as current liabilities in the preceding maturity table as the holders of the debt have the right to require us to repurchase the debt on May 1, 2006 at the then-accreted value. We have the right to fund such repurchases with shares of our common stock (at the current market value), cash, or a combination of common stock and cash. We may redeem all or a portion of the debt at the then-accreted value, through cash payments, at any time after May 1, 2006.

The estimated fair value of our long-term debt, excluding capital leases, as of May 31, 2005 and August 31, 2004 was approximately $32.6 million and $246.9 million, respectively, based on current market prices of such debt and based on the assumption that our notes payable approximate fair value.

For the three and nine months ended May 31, 2005, we recognized $0.8 million and $3.1 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes and the Old Credit Facility, as compared to $1.1 million and $3.5 million for the three and nine months ended May 31, 2004, respectively. As of May 31, 2005, unamortized deferred financing fees related to the Senior Notes and the New Credit Facility were approximately $3.3 million and unamortized deferred financing fees related to our long-term debt were approximately $11.3 million as of August 31, 2004.

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

In May 2005, pursuant to a tender offer which commenced on May 5, 2005, we purchased Senior Notes with an amortized value of $235.7 million and an aggregate principal value of $237.9 million for a cost of $272.8 million.

Revolving Lines of Credit

On April 25, 2005, we replaced our $300.0 million Credit Facility (Old Credit Facility) as amended in February 2005, with a new five year $450.0 million Credit Facility (New Credit Facility). As part of this transaction, we expensed the deferred financing fees associated with the Old Credit Facility during the third quarter of fiscal 2005 in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125,” which requires such deferred financing fees to be written off when such a transaction occurs.

The New Credit Facility is subject to a borrowing base calculation as defined in the New Credit Facility agreement. The borrowing base requirement is suspended if the facility is rated BB+ or BA1 or higher by Standard and Poor’s Rating Services or Moody’s Investor Services respectively; or if the New Credit Facility is not rated the borrowing base requirement is suspended when our consolidated tangible net worth as defined is greater than $680.0 million. Subsequent to May 31, 2005, the rating assigned by Moody’s Investor Services was Ba2 on the New Credit Facility.

On April 25, 2005, the effective date, the New $450.0 million Credit Facility was available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility or $200.0 million, which is available for revolving credit loans and the issuance of financial letters of credit. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type.

The New Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During the third quarter of fiscal 2005 and continuing into the fourth quarter of fiscal 2005, we periodically borrowed under our New Credit Facility for our working capital needs and general corporate purposes. As of May 31, 2005, we had outstanding borrowings under our New Credit Facility of $37.1 million

Under the New Credit Facility, interest is computed, at our option for each revolving credit loan, using either the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the New Credit Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the New Credit Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the New Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On May 31, 2005, the interest rate on the New Credit Facility was 6.00%. As of May 31, 2005, we had outstanding letters of credit of approximately $236.2 million under our New Credit Facility as compared to $215.6 million as of August 31, 2004 under our Old Credit Facility. The total amount of fees associated with these letters of credit for both the New and Old Credit Facilities were approximately $1.4 million and $2.4 million compared to $4.0 million and $5.7 million for the three and nine months ended May 31, 2005 and 2004, respectively.

We are required, with certain exceptions, to prepay loans outstanding under the New Credit Facility with (i) the proceeds of new indebtedness; (ii) insurance proceeds or condemnation awards in excess of $5.0 million that are not applied or contractually committed to rebuild, restore or replace the property within 90 days of the receipt thereof; and (iii) the sale of certain assets or the stock of any subsidiaries in excess of $5.0 million that are not reinvested within 90 days of the receipt thereof.

The New Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (including equipment and real estate).

The New Credit Facility contains certain financial covenants, including:

•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the New Credit Facility is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets;

•	a maximum fixed charge coverage ratio of 2.5x EBITDA; and

•	a minimum net worth as defined by the New Credit Facility.

As of May 31, 2005, we were in compliance with the covenants contained in the New Credit Facility.

On April 25, 2005, all amounts owed under the Old Credit Facility were paid and all liens and security interests securing payments of the indebtness, liabilities and obligations arising were released, terminated and discharged. As a result, the related unamortized, deferred financing costs of $3.4 million were expensed.

The following table provides information related to our foreign subsidiaries as of the dates indicated (in thousands):

	May 31,	August 31,
	2005	2004
Short-term revolving lines of credit:
Outstanding	28	2,474
Weighted average interest rate	6.25%	4.25%

	May 31,	August 31,
	2005	2004
Letters of credit:
Outstanding	4,258	3,545

The total capacity of our foreign subsidiaries as of May 31, 2005 and August 31, 2004 was $17.7 million and $16.1 million, respectively with total availability of $13.4 million and $10.1 million as of the same periods, respectively.

In December 2004, one of our consolidated VIEs expanded its existing credit facility with a total capacity of $18.1 million consisting of $9.1 million in committed short-term revolving lines of credit, $5.3 million in performance bond and letter of credit capacity and a term loan of $3.7 million. As of May 31, 2005, borrowings under the short-term revolving lines of credit and term loan were $4.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 5.5% to 5.7% as of May 31, 2005. We have provided a 50% guarantee related to this credit facility. As of August 31, 2004, this VIE had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75%.

Note 9 – Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income (loss) was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	May 31,
	2005	2004
Net (loss) income	$(21,749)	$7,199
Foreign currency translation adjustments:
Unrealized translation adjustment (losses), net	(2,110)	(893)
Unrealized net gains (losses) on hedging activities, net of taxes	42	(152)

Total comprehensive (loss) income	$(23,817)	$6,154

	Nine Months Ended
	May 31,
	2005	2004
Net (loss)	$(1,488)	$(39,897)
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	350	4,228
Plus: Reclassification adjustment for realized losses included in net income (loss)	495	—
Unrealized net (losses) gains on hedging activities, net of taxes	(136)	376

Total comprehensive income (loss)	$(779)	$(35,293)

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Mexican peso, Australian and Canadian dollars and the Euro. Our hedging activities, which are generally limited to foreign exchange transactions, during the three and nine months ended May 31, 2005 and May 31, 2004, were not material.

Note 10 – Supplemental Disclosure to Earnings (Loss) Per Common Share

The following table includes weighted-average incremental shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Stock options	3,487	3,723	2,787	5,287
Restricted stock	262	—	181	415
LYONs convertible debt	10	486	10	1,324

Note 11 – Claims on Major Projects

Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross margin or reduces gross loss on the related projects in the periods the claims are reported. Claims receivable are included in costs in excess of estimated earnings and billings on uncompleted contracts on the accompanying condensed consolidated balance sheets.

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

The following disclosure provides a summary and update of significant changes, if any, from August 31, 2004, related to our significant claims. Readers should refer to Note 20 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on July 11, 2005 for a more detailed description of each claim.

A summary of our net claims receivable position on these major projects discussed below is as follows (in millions):

	May 31,	August 31,
	2005	2004
Receivables from owners under contract terms	$112.9	$114.0
Reimbursement of letter of credit draws by owners	46.9	46.8
Recorded claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	28.0	77.4
Less: Liquidated damages recorded in contract costs	(17.1)	(16.7)
Less: Amounts we collected by drawing letters of credit	(17.5)	(42.1)

Net claims receivable	$153.2	$179.4

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

During the third quarter of fiscal 2005, there were no proceeds from settlements, however the table above reflects a decrease of amounts collected by draws and letters of credit in the amount of $25.6 million to reflect the finalization of the settlements discussed above, and we returned approximately $17 million in amounts we collected by drawing on letters of credit.

Covert & Harquahala Projects

During the first quarter of fiscal 2005, the arbitration proceedings with the owners were bifurcated, at our request, whereby arbitration regarding the owners’ assessment of liquidated damages was scheduled for April 2005, while arbitration regarding claims for additional work was scheduled for the fall of 2005. However, the owners requested an extension of time, and this issue will now be combined with arbitration regarding claims for additional work, which is scheduled for the fall of 2005. As discussed above, we reached settlements with the turbine manufacturers on both the Covert and Harquahala projects in the second quarter of fiscal 2005.

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

Wolf Hollow Project

In May 2005, we completed the testimony phase of arbitration, and the parties are completing post hearing briefs. We do not expect a decision until sometime in the fall of 2005. During the second quarter of fiscal 2005, the Court trial against the owners was rescheduled to start in October 2005. There have been no material changes to our claims against the owners, equipment vendors, subcontractors and others since August 31, 2004.

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

Marcus Hook Project

In addition to the claims above, there have been no material changes to our claims against FPL-Energy (“FPLE”) since August 31, 2004. We continue to believe any amounts that we incur related to this project, including legal costs to pursue issues with any subcontractors and vendors, are recoverable from FPLE under the terms of the EPC contract while FPLE disputes whether the costs are fully reimbursable. In May 2005, each party commenced legal proceedings against the other for various claims. We continue attempts to resolve this dispute with FPLE; however, we cannot provide absolute assurance as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE or with the subcontractors.

Note 12 – Income Taxes

The components of our deferred tax position are as follows (in thousands):

	May 31,	August 31,
	2005	2004
Assets:
Deferred tax assets	$138,973	$114,122
Less: valuation allowance	(21,511)	(9,813)

Total assets	117,462	104,309

Liabilities:
Deferred tax liabilities	(49,993)	(35,886)

Net deferred tax assets	$67,469	$68,423

Our effective rate for the three and nine months ended May 31, 2005 was 4% and 110%, respectively.

During the third quarter, we recorded a $6.9 million charge for the establishment of a valuation allowance for deferred tax assets related to our UK pension liability. SFAS 109 “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Although, the deferred tax assets related to these pension liabilities were recorded to shareholders’ equity (through other comprehensive income), the accounting rules require that valuation allowances against those deferred tax assets be recognized as a charge though income tax expense.

Excluding the $6.9 million valuation allowance discussed above, our effective tax rate for the three and nine months ended May 31, 2005 was 35% as compared to an effective rate of 33% for the three and nine months ended May 31, 2004. This increase is due to our assessment of our potential inability to utilize certain net operating losses in the foreseeable future that are currently being generated from some of our foreign subsidiaries.

We believe our deferred tax assets, net of valuation allowances, at May 31, 2005, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances.

Note 13 – Contingencies and Commitments

Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At May 31, 2005 and August 31, 2004, the amount of outstanding letters of credit were approximately $242.4 million and $219.0 million, respectively. Of the amount of outstanding letters of credit at May 31, 2005, $201.8 million are issued to customers in connection with contracts. Of the $201.8 million, five customers held $138.5 million or 68.6% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $48.8 million. There were no draws under these letters of credit for the three and nine months ended May 31, 2005.

We have also provided guarantees to certain of our joint ventures which are reported or under the equity method are not consolidated on the accompanying balance sheets. At May 31, 2005 and August 31, 2004, we had guaranteed approximately $0.4 million and $0.7 million of bank debt or letters of credit and $56.2 million and $69.9 million of performance bonds with respect to our unconsolidated joint ventures, respectively. We would generally be required to perform under these guarantees in the event of default by the joint venture. No liabilities were recorded related to these guarantees as of May 31, 2005.

During the second quarter of fiscal 2005, we entered into a guarantee agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million, but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of May 31, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.

During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of May 31, 2005, we have recorded an immaterial liability and corresponding asset related to this guarantee.

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

Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with GAAP and that none of our public press releases or public filings contained misrepresentations or omissions. Accordingly, we intend to defend the Company and our directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

Other Litigation

During the third quarter of fiscal 2005, the US District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorney’s fees, bringing its total claim to $11.3 million. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any amounts for this contingency.

Also on one of our projects, a client is claiming damages of approximately $7 million related to the troubleshooting, shutdown, repairs and loss of production. We are contesting the amount of damages claimed and have accrued an amount for our expected loss. In the event damages exceed our accrual and are not covered by insurance, there could be a material adverse effect on our financial position.

Environmental Liabilities

During the third quarter, we identified environmental remediation that is required at one of our fabrication facilities. As of May 31, 2005, the estimated liability was $1.2 million and was reflected in the accompanying condensed consolidated financial statements. This effort is projected to be completed in fiscal 2006.

Note 14 – Assets Held for Sale, Discontinued Operations and Costs Associated with Exit and Disposal Activities

Assets Held for Sale

During the first and second quarters of fiscal 2005, we began marketing for sale a fabrication facility located in Shreveport, Louisiana, and a fabrication facility located in Texas, respectively. These facilities, which are part of our F&M segment, in addition to a fabrication facility that has been classified as an asset held for sale since fiscal 2004, had a carrying values of $4.5 million and $1.8 million as of May 31, 2005 and August 31, 2004, respectively, and are included in other current assets on the accompanying condensed balance sheets. During the third quarter of fiscal 2005, we began marketing for sale certain assets associated with our Maintenance segment that are located in the United Kingdom and certain real estate assets associated with our E&I segment. The total carrying value of these assets as of May 31, 2005 was $17.0 million, which was below fair market values, thus no impairment charge was recorded. These assets are included in other current assets on the accompanying condensed balance sheets. The carrying value of these assets held for sale reflects the fair value of the assets after consideration of selling costs. During the second quarter of fiscal 2005, we reduced the carrying value of the fabrication facility included for fiscal 2004 and recorded an impairment charge of $0.3 million which is included in other income (expense) on the accompanying condensed consolidated statements of operations for the nine months ended May 31, 2005.

Discontinued Operations

On August 31, 2004, we sold the assets of our hanger and pipe support businesses for $1.3 million in cash proceeds. Revenues and losses from discontinued operations before taxes from these discontinued operations were $2.0 million and $6.4 million and $0.6 million and $1.1 million for the three and nine months ended May 31, 2004, respectively. We also recorded an impairment charge of $3.0 million during the quarter ended May 31, 2004 in associated with these businesses.

In connection with the sale of our F&M segment’s hanger and pipe support business, we have incurred disposal costs of approximately $0.8 million for the nine months ended May 31, 2005. These disposal costs consist primarily of accrued contract costs associated with vacating leased facilities during the three and nine months ended May 31, 2005. These disposal costs are included in the loss from discontinued operations, net of taxes, on the accompanying condensed consolidated statement of operations for the three and nine months ended May 31, 2005.

Exit and Disposal Activities

During the first quarter of fiscal 2005, the E&C segment executed a plan to terminate certain employees within its Canadian operations. All employees in one of our locations were notified of the termination plan which included the timing of scheduled severances beginning in October 2004. We recorded an initial accrued severance liability of $0.8 million for which $0.6 million was paid during the nine months ended May 31, 2005. Then during the third quarter of fiscal 2005, the E&I segment executed a plan to terminate certain employees in its Russian operations. We recorded an initial accrued severance and other liabilities of $0.3 million of which $0.2 million was paid during the three and nine months ended May 31, 2005. The total accrued severance of both the Canadian and Russian operations of $1.1 million is reflected in income from continuing operations on the accompanying condensed consolidated statement of operations for the nine months ended May 31, 2005. In addition to this severance, we also accrued and paid severance of $1.3 million in connection with our sale of certain assets of our Maintenance segment, which are located in the United Kingdom. The total accrued severance is reflected in income from continuing operations on the accompanying condensed consolidated statement of operations for the nine months ended May 31, 2005.

In fiscal 2005, we also sold the assets and certain liabilities of two E&I foreign subsidiaries located in the United Kingdom during the first quarter of fiscal 2005. In connection with the sale of these assets, we made cash disbursements, net of proceeds received, of $0.4 million. A loss on the disposal of these assets of $1.7 million was recorded in the first quarter of fiscal 2005 and is included in other income (expense) on the accompanying condensed consolidated statement of operations for the nine months ended May 31, 2005.

We also sold the assets and liabilities for certain components of our business during fiscal 2005. During the second quarter of fiscal 2005, we sold the assets of Shaw Power Technologies, Inc. (PTI) for $14 million in cash proceeds and recognized a $2.0 million gain on the sale. Then during the third quarter of fiscal 2005, we sold the assets of Shaw Aiton Australia Pty. Limited for $0.7 million in cash proceeds and recognized a $1.0 million gain on the sale, and we sold our investment in WebTech, LLC for a net loss of $1.3 million. Each of these transactions have been included in other income (expense) on the accompanying condensed consolidated statements of operations for the three and nine months ended May 31, 2005.

Finally during the second quarter of fiscal 2005, we recorded a facilities charge of $2.3 million related to the downsizing and closure of leased facilities no longer supporting our E&C and E&I operations in cost of revenues on the accompanying condensed consolidated statement of operations. Then during the third quarter of fiscal 2005, we recorded an increase to the facilities charges from the second quarter of $0.6 million as assumed proceeds from the subleases are expected to be lower than originally anticipated, and we also recognized another $0.4 million for an additional facility that was closed in connection with our E&C segment. Each of these facility charges were recognized for the expected remaining future cash outlays associated with trailing lease liabilities and expected restoration costs reduced by the expected sublease income related to these facilities to be paid over the remaining lease terms, which range from three to eight years. Additional charges or reversals may be required, as was the case during the third quarter of fiscal 2005, if the amount of expected sublease income changes in the future.

Note 15 – Restricted and Escrowed Cash

As of May 31, 2005, we had restricted and escrowed cash of $183.8 million, which consisted of:

•	$182.6 million in connection with the EPC project to build a combined-cycle power plant in Astoria, New York; and

•	$1.2 million related to a foreign project which requires the deposit of advance payments by the customer into an escrowed cash account.

As of August 31, 2004, we had restricted and escrowed cash of $56.6 million which consisted of similar items as above.

Note 16 – Pension and Other Post Retirement Benefit Plans

The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we have sponsored (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Service cost	$673	$633	$2,001	$1,858
Interest cost	1,706	1,524	5,012	4,470
Expected return on plan assets	(1,659)	(1,497)	(4,921)	(4,385)
Amortization of net loss	455	505	1,353	1,484
Other	8	5	78	86

Total net periodic benefit cost	$1,183	$1,170	$3,523	$3,513

The total net periodic benefit cost related to other benefits for the three and nine months ended May 31, 2005 and May 31, 2004 were not material. We expect to contribute $4.4 million to our pension plans in fiscal 2005. As of May 31, 2005, $3.0 million in contributions had been made.

During the second quarter of fiscal 2005, one of our United Kingdom defined benefit plans was closed to new entrants, and we created a new defined contribution plan. As of May 31, 2005, all three of our foreign subsidiary defined benefit plans were closed to new entrants.

Note 17 – New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

This Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical.

This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005 (effective September 1, 2006 for us).

Note 18 – Subsequent Events

On June 24, 2005, we sold Roche Ltd., Consulting Group, part of our E&I Segment, for approximately $4.8 million in cash proceeds and $5.8 million as a promissory note. We do not expect that this transaction will result in a significant gain or loss. During the fourth quarter of fiscal 2005, we will reclassify the operating results of this entity to discontinued operations.

On July 5, 2005, we sold an office park, part of our E&I segment, for approximately $15.2 million, which we estimate will result in a pre-tax gain ranging from $1.0 million to $2.0 million.

Note 19 – Unaudited Condensed Consolidating Financial Information

The following presents unaudited condensed consolidating financial information with respect to our financial position as of May 31, 2005 and August 31, 2004, the results of our operations for the three and nine months ended May 31, 2005 and 2004 and our cash flows for the nine months ended May 31, 2005 and 2004.

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of May 31, 2005
Current assets	$803,164	$291,291	$149,534	$(75,247)	$1,168,742
Intercompany long-term receivables	240	350,988	9,853	(361,081)	—
Investments in subsidiaries and joint ventures	728,902	66,244	7,586	(760,762)	41,970
Property and equipment, net	32,065	98,562	28,179	—	158,806
Other assets	35,650	635,667	51,522	(42,874)	679,965

Total Assets	$1,600,021	$1,442,752	$246,674	$(1,239,964)	$2,049,483

Current liabilities	$41,207	$728,953	$104,928	$(75,815)	$799,273
Intercompany long-term debt	343,126	9,853	8,102	(361,081)	—
Long-term revolving line of credit	37,141	—	—	—	37,141
Long-term debt and capital leases	15,172	3,322	7,176	—	25,670
Other non-current liabilities	11,407	38,235	14,609	(42,874)	21,377
Minority interest	—	—	—	14,054	14,054
Shareholders’ Equity	1,151,968	662,389	111,859	(774,248)	1,151,968

Total Liabilities & Shareholders’ Equity	$1,600,021	$1,442,752	$246,674	$(1,239,964)	$2,049,483

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2004
Current assets	$428,061	$606,082	$168,912	$(66,372)	$1,136,683
Intercompany long-term receivables	2,300	42,173	—	(44,473)	—
Investments in subsidiaries and joint ventures	715,737	41,903	10,725	(742,676)	25,689
Property and equipment, net	34,776	110,810	25,221	(1,319)	169,488
Other assets	50,208	634,018	48,752	(36,002)	696,976

Total Assets	$1,231,082	$1,434,986	$253,610	$(890,842)	$2,028,836

Current liabilities	$40,832	$740,796	$136,700	$(67,691)	$850,637
Intercompany long-term debt	38,277	—	6,196	(44,473)	—
Long-term revolving line of credit	—	—	—	—	—
Long-term debt and capital leases	251,865	3,512	5,796	—	261,173
Other non-current liabilities	13,337	29,003	13,303	(36,002)	19,641
Minority interest	—	—	—	10,614	10,614
Shareholders’ Equity	886,771	661,675	91,615	(753,290)	886,771

Total Liabilities & Shareholders’ Equity	$1,231,082	$1,434,986	$253,610	$(890,842)	$2,028,836

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended May 31, 2005
Revenues	$—	$843,848	$77,986	$(14,671)	$907,163
Cost of revenues	—	768,970	72,103	(14,742)	826,331

Gross profit	—	74,878	5,883	71	80,832
General and administrative expenses	16,073	31,415	5,403	(28)	52,863

Operating income (loss)	(16,073)	43,463	480	99	27,969
Other income (expense)	15,945	(67,655)	1,746	(99)	(50,063)
Equity in earnings (losses) of subsidiaries	(21,749)	536	—	21,213	—

Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and income from discontinued operations	(21,877)	(23,656)	2,226	21,213	(22,094)
Provision (benefit) for income taxes	167	(5,694)	4,715	—	(812)

Income (loss) before minority interest, earnings from unconsolidated entities and income from discontinued operations	(22,044)	(17,962)	(2,489)	21,213	(21,282)
Minority interest, net of taxes	—	—	—	(1,197)	(1,197)
Earnings from unconsolidated entities, net of taxes	295	386	33	—	714

Income (loss) from continuing operations	(21,749)	(17,576)	(2,456)	20,016	(21,765)
Income from discontinued operations, net of taxes	—	16	—	—	16

Net income (loss)	$(21,749)	$(17,560)	$(2,456)	$20,016	$(21,749)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended May 31, 2004
Revenues	$—	$843,477	$78,287	$(3,992)	$917,772
Cost of revenues	—	789,974	55,979	(3,976)	841,977

Gross profit	—	53,503	22,308	(16)	75,795
General and administrative expenses	8,448	28,841	9,912	(16)	47,185

Operating income (loss)	(8,448)	24,662	12,396	—	28,610
Other income (expense)	8,544	(15,430)	343	—	(6,543)
Equity in earnings (losses) of subsidiaries	7,199	5,623	—	(12,822)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	7,295	14,855	12,739	(12,822)	22,067
Provision (benefit) for income taxes	(115)	3,331	4,145	—	7,361

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	7,410	11,524	8,594	(12,822)	14,706
Minority interest, net of taxes	—	—	—	(4,196)	(4,196)
Earnings (losses) from unconsolidated entities, net of taxes	(211)	714	(177)	—	326

Income (loss) from continuing operations	7,199	12,238	8,417	(17,018)	10,836
Loss from discontinued operations, net of taxes	—	(3,637)	—	—	(3,637)

Net income (loss)	$7,199	$8,601	$8,417	$(17,018)	$7,199

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended May 31, 2005
Revenues	$—	$2,327,512	$200,511	$(29,263)	$2,498,760
Cost of revenues	—	2,127,944	173,760	(29,742)	2,271,962

Gross profit	—	199,568	26,751	479	226,798
General and administrative expenses	40,758	90,588	17,849	(38)	149,157

Operating income (loss)	(40,758)	108,980	8,902	517	77,641
Other income (expense)	40,605	(109,018)	434	(517)	(68,496)
Equity in earnings (losses) of subsidiaries	(1,488)	290	—	1,198	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(1,641)	252	9,336	1,198	9,145
Provision for income taxes	199	8,538	1,366	—	10,103

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(1,840)	(8,286)	7,970	1,198	(958)
Minority interest, net of taxes	—	—	—	(2,739)	(2,739)
Earnings (losses) from unconsolidated entities, net of taxes	352	3,232	(572)	—	3,012

Income (loss) from continuing operations	(1,488)	(5,054)	7,398	(1,541)	(685)
Loss from discontinued operations, net of taxes	—	(803)	—	—	(803)

Net income (loss)	$(1,488)	$(5,857)	$7,398	$(1,541)	$(1,488)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended May 31, 2004
Revenues	$—	$2,058,728	$218,606	$(23,561)	$2,253,773
Cost of revenues	—	1,952,382	172,393	(23,384)	2,101,391

Gross profit	—	106,346	46,213	(177)	152,382
General and administrative expenses	45,018	98,256	25,260	(177)	168,357

Operating income (loss)	(45,018)	8,090	20,953	—	(15,975)
Other income (expense)	45,085	(70,024)	(4,188)	(2,485)	(31,612)
Equity in earnings (losses) of subsidiaries	(39,897)	3,630	—	36,267	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(39,830)	(58,304)	16,765	33,782	(47,587)
Provision (benefit) for income taxes	(81)	(18,684)	3,246	—	(15,519)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(39,749)	(39,620)	13,519	33,782	(32,068)
Minority interest, net of taxes	—	—	—	(4,367)	(4,367)
Earnings (losses) from unconsolidated entities, net of taxes	(148)	2,252	(1,496)	—	608

Income (loss) from continuing operations	(39,897)	(37,368)	12,023	29,415	(35,827)
Loss from discontinued operations, net of taxes	—	(4,070)	—	—	(4,070)

Net income (loss)	$(39,897)	$(41,438)	$12,023	$29,415	$(39,897)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Nine Months Ended May 31, 2005
Net cash provided by (used in) operating activities	$68,137	$(28,544)	$21,301	$—	$60,894
Net cash provided by (used in) investing activities	(4,964)	(126,865)	(6,793)	—	(138,622)
Net cash (used in) provided by financing activities	(122,003)	153,459	(19,219)	—	12,237
Cash from consolidation of variable interest entities previously unconsolidated	—	—	1,343	—	1,343
Effects of foreign exchange rate changes on cash	—	—	(1,029)	—	(1,029)

Net decrease in cash and cash equivalents	(58,830)	(1,950)	(4,397)	—	(65,177)
Cash and cash equivalents – beginning of year	55,970	18,609	13,978	—	88,557

Cash and cash equivalents – end of year	$(2,860)	$16,659	$9,581	$—	$23,380

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Nine Months Ended May 31, 2004
Net cash provided by (used in) operating activities	$15,759	$(6,074)	$(36,900)	$—	$(27,215)
Net cash provided by (used in) investing activities	(1,332)	(68,005)	51,167	—	(18,170)
Net cash (used in) provided by financing activities	(82,353)	78,894	(31,689)	—	(35,148)
Cash from consolidation of variable interest entities previously unconsolidated	—	—	2,293	—	2,293
Effects of foreign exchange rate changes on cash	—	—	850	—	850

Net decrease in cash and cash equivalents	(67,926)	4,815	(14,279)	—	(77,390)
Cash and cash equivalents – beginning of period	97,145	34,603	48,104	—	179,852

Cash and cash equivalents – end of period	$29,219	$39,418	$33,825	$—	$102,462

PART I – FINANCIAL INFORMATION

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of May 31, 2005, and the results of their operations for the three and nine months ended May 31, 2005 and May 31, 2004, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on July 11, 2005.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	any non-compliance with the covenants in our Credit Facility, indenture relating to our Senior Notes and indemnity agreements with our sureties and our ability to obtain waivers and/or amendments;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to collateralize letters of credit upon non-compliance with covenants in our Credit Facility;

•	covenants in our Credit Facility and bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and New Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the Securities and Exchange Commission (the “SEC”) and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	limitation or expiration of the Price-Anderson Act’s nuclear contractor indemnification authority;

•	changes in environmental laws and regulations;

•	risks associated with our military housing privatizations;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets acquired through acquisitions or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	provisions in articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	market prices of our equity securities have changed significantly and could change further;

•	recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation; and

•	closing of any U.S. military bases related to our privatization interests.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on July 11, 2005 for the fiscal year ended August 31, 2004, as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports, and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.

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

Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000 and the IT Group transaction in fiscal 2002. Our fiscal 2004 revenues were approximately $3.1 billion and our backlog at May 31, 2005 was approximately $5.1 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 18,000 people.

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C) segment, Maintenance segment, Environmental & Infrastructure (E&I) segment, and Fabrication, Manufacturing & Distribution (F&M) segment. The primary change from our previously reported segments is the split of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment. We have also redefined our Power Generation industry to be Energy and our Process Industry to be Chemicals.

Restatement

Our results for the year ended August 31, 2004 and for the quarter and nine month period ended May 31, 2004 have been restated as a result of an accounting error, which was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December of 2003. The effects of these restatements are reflected in the prior period amounts included in this Form 10-Q. These restatements are discussed in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004, filed with the SEC on July 11, 2005.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on July 11, 2005 for the fiscal year ended August 31, 2004, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on July 11, 2005.

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

The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. Therefore, our discussion of results for each of our segments often includes discussion of significant changes in major projects and their impact on our results.

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

Results of Operations

Executive Summary

Increased activity in the energy markets, consistent demand for clean air and fuels and transmission and distribution services, garrison support services, a need for disaster relief and construction services in the Southeast region of the United States along with services from U.S. Government customers in Iraq in the first quarter of fiscal 2005 contributed to our overall revenue growth for the nine months of fiscal 2005.

Gross profit for the third quarter of fiscal 2005 increased compared to the same period for fiscal 2004 primarily due to increased margins in our E&C, Maintenance and F&M segments driven by increased activity in the energy markets with increased construction activity in the fossil energy generation sector. This increase in gross profit was offset by lower margins in our E&I segment due to a reduction in commercial construction projects and recognition of certain contract loss reserves arising from project execution issues in the current period.

Gross profit for the first nine months of fiscal 2005 significantly increased compared to the same period for fiscal 2004 which included a pre-tax charge of $39.3 million related to the NEG projects. Excluding the NEG charge, gross profit for the first nine months of fiscal 2005 increased by $35.1 million as the result of increased construction activity in our energy projects, increased Maintenance services for our power customers, and increased margins on our manufacturing and distribution products. The increase was partially offset by the reversal of $4.5 million in revenue in the first quarter of fiscal 2005 on our TVA restart project as a result of revised estimates of the project’s percentage-of-completion due to the additional scope of work and the impact of an increase in estimate of our accrued workers’ compensation obligations. The change in our workers’ compensation obligations affected each of our segments.

Since August 31, 2004, our backlog has decreased approximately $641.2 million or 11.1%. The decrease is primarily due to continued progress on projects in excess of new awards in our E&I segment, E&C segment and Maintenance segment, which was partially offset by new contracts in our F&M segment.

Cash flows from operations were positive during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 primarily due to a reduction in the net loss for fiscal 2005 as compared to for fiscal 2004 and a reduction in the use of cash for working capital changes. The improvement in cash flows from operations was offset by a significant use of cash in investing activities including increased equity contributions in support of our housing privatization initiatives and net deposits into restricted and escrowed cash. Investing activities also included cash proceeds from the sale of assets including the sale of assets of Shaw Power Technologies, Inc. (PTI), the sale of assets of Shaw Aiton Australia Pty Limited and other smaller foreign subsidiaries. Financing activities had a positive impact on cash flows, primarily as a result of our equity offering and proceeds from our revolving credit agreement offset by the repurchase of Senior Notes.

We continue to believe fiscal 2005 total revenues will be higher than fiscal 2004 total revenues with improved gross profit in fiscal 2005 compared to fiscal 2004 before consideration of the NEG project charges incurred in the first quarter of fiscal 2004.

In addition, we believe revenues for 2006 will be slightly higher than 2005, due to increases in our E&C, Maintenance and F&M segments, and that gross profit margin percentages will also slightly improve. We expect significant improvements in net income for 2006 over 2005, primarily due to higher revenues and gross profits, reduced interest costs due to the reduction in our outstanding debt, offset by slightly higher general administrative costs and the inclusion of expenses related to the expensing of unvested stock options to employees which is required to commence in 2006.

Segment Analysis

The comments and tables that follow compare revenues, gross profit (loss), gross profit (loss) percentages and backlog by operating segment for the three and nine months ended May 31, 2005 and 2004. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Selected summary financial information for our operating segments, for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenues:
E&I	$289.4	$375.2	$888.6	$967.6
E&C	317.7	335.6	868.5	700.5
Maintenance	245.6	162.9	603.0	451.6
F&M	54.5	44.1	138.7	134.1
Corporate	—	—	—	—

Total revenue	$907.2	$917.8	$2,498.8	$2,253.8

Gross profit:
E&I	$24.1	$40.2	$91.8	$123.4
E&C	36.0	22.0	87.7	(12.7)
Maintenance	10.3	5.5	18.1	21.4
F&M	10.3	8.1	29.1	20.3
Corporate	0.1	—	0.1	—

Total gross profit	$80.8	$75.8	$226.8	$152.4

Gross profit percentage:
E&I	8.3%	10.7%	10.3%	12.8%
E&C	11.3	6.6	10.1	(1.8)
Maintenance	4.2	3.4	3.0	4.7
F&M	18.9	18.4	21.0	15.1
Corporate	—	—	—	—
Total gross profit percentage	8.9%	8.3%	9.1%	6.8%

The following table presents our revenues by industry sector:

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	2005		2004		2005		2004
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$289.4	32%	$375.2	40%	$888.6	36%	$967.6	43%
Energy
E&C	216.1	24	234.2	26	582.3	23	450.4	20
Maintenance	182.6	20	121.7	13	433.7	17	336.8	15
F&M	22.2	2	14.8	2	61.4	2	42.1	2
Chemical
E&C	96.9	11	90.8	10	271.3	11	218.2	10
Maintenance	55.6	6	41.2	4	157.7	6	114.5	5
F&M	23.6	3	14.5	2	54.3	2	58.2	3
Other Industries
E&C	4.7	—	10.6	1	14.9	1	31.9	1
Maintenance	7.4	1	—	—	11.6	1	0.3	—
F&M	8.7	1	14.8	2	23.0	1	33.8	1

Total revenue	$907.2	100%	$917.8	100%	$2,498.8	100%	$2,253.8	100%

The following table presents our revenues by geographic region:

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	2005		2004		2005		2004
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$788.7	87%	$729.7	80%	$2,129.3	85%	$1,858.0	83%
Asia/Pacific Rim	58.0	6	67.8	7	176.6	7	152.5	7
Middle East	18.2	2	75.1	8	64.6	3	99.0	5
Canada	19.9	2	18.3	2	60.5	2	55.1	2
Europe	15.6	2	20.4	3	40.8	2	75.3	3
South America and Mexico	4.8	1	2.6	—	17.5	1	6.2	—
Other	2.0	—	3.9	—	9.5	—	7.7	—

Total revenue	$907.2	100%	$917.8	100%	$2,498.8	100%	$2,253.8	100%

Our backlog by segment is as follows:

	May 31, 2005		August 31, 2004
	(In Millions)%		(In Millions)%
E&I	$2,481.6	48%	$2,856.4	50%
E&C	1,217.0	24	1,340.2	23
Maintenance	1,268.4	25	1,453.6	25
F&M	157.8	3	115.8	2

Total backlog	$5,124.8	100%	$5,766.0	100%

     Our backlog by industry sector is as follows:

	May 31, 2005		August 31, 2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,481.6	48%	$2,856.4	50%
Energy
Nuclear:
E&C	74.9	2	65.5	1
Maintenance	921.4	18	967.6	17
Fossil Fuel:
E&C	740.3	14	864.5	15
Maintenance	90.1	2	148.8	3
Other:
E&C	46.3	1	34.8	1
Maintenance	16.3	—	23.9	—
F&M	71.1	1	71.6	1
Chemical:
E&C	355.5	7	373.0	6
Maintenance	240.3	5	313.3	5
F&M	49.6	1	36.9	1
Other:
E&C	—	—	2.4	—
Maintenance	0.3	—	—	—
F&M	37.1	1	7.3	—

Total backlog	$5,124.8	100%	$5,766.0	100%

E&I Segment

Revenues

The decrease in revenues of $85.8 million or 22.9% for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 and $79.0 million or 8.2% for the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004 was primarily attributable to:

•	a decrease in our project services supporting the U.S. Government customers in Iraq;

•	a decrease in commercial construction services (a significant project completed in 2004 was not replaced in 2005), fewer Federal Government-based opportunities leading to a more competitive private-sector market, and our national commercial customers trending toward requesting bids on opportunities as opposed to issuing new awards under master service agreements; and

•	a decrease in federal environmental remediation and property management work due to federal budget restrictions impacting environmental opportunities, less work being awarded under existing contracts and delays in funding under existing contracts.

These decreases in revenues for the three months and nine months ended May 31, 2005, were partially offset by an increase in garrison support and logistic support services for the U. S. Army and revenues during the first quarter of fiscal 2005 associated with providing disaster relief and construction services to federal customers in hurricane damaged areas.

Gross Profit and Gross Profit Percentage

Gross profit for the three and nine months of May 31, 2005 was $24.1 million or 8.3% and $91.8 million or 10.3% as compared to $40.2 million or 10.7% and $123.4 million or 12.8% for the three and nine months ended May 31, 2004. The decrease in gross profit and gross profit percentage is due primarily to:

•	commercial construction projects due to a reversal of a project related accrual in 2004, lower activity and recognition of contract losses arising from project execution issues in 2005;

•	decrease in project services supporting the U.S. Government customers in Iraq; and

•	offset by increased gross profit and related percentage due to a reduction in estimated costs to complete a major fixed price contract as a result of cessation of certain operations at the request of the customer, which decreased our estimated project expenses as compared to the prior year for this project.

Backlog

Segment backlog at May 31, 2005 was approximately $2.5 billion, compared with approximately $2.9 billion at August 31, 2004. The decrease in E&I segment backlog since August 31, 2004 is primarily due to steady execution of existing contracts, reduced activity on both mature and expiring contracts as the market transitions to newer contract structures, and fewer proposal opportunities in the E&I Federal and Commercial sectors. The Commercial sector is trending toward a more selective bid proposal process and lower margin multiple award construction contracts. For the quarter ended May 31, 2005, new contract awards and scope increases were higher than in the second quarter of 2005, but aggregate movement from unfunded to funded work was negative in the third quarter, as compared to positive movement during the second quarter of fiscal 2005. Constricted opportunity for new work, delays in available funding for new government projects and a prevailing trend toward contract opportunities with a longer-term development phase, all in a competitive industry environment are factors driving the reduction in new contract awards.

We anticipate fiscal 2005 revenues will be lower than fiscal 2004. Revenues in the first nine months of fiscal 2005 have been lower than revenues for the same period in fiscal 2004, and we anticipate revenue for the remainder of fiscal 2005 will be lower than that generated in the final quarter of fiscal 2004, but higher than third quarter 2005 revenues. This is consistent with the seasonal nature of E&I operations. The fiscal 2005 gross profit percentage will be lower than it was for fiscal 2004 due to the changing composition of work executed by E&I, an overall decline in revenue and completion of some large, high-margin projects during 2004. The expectation is that new work will be won and performed in the competitive environment of this industry sector. Gross profit percentage for the balance of fiscal 2005 is expected to improve over the results of the past two quarters of fiscal 2005.

E&C Segment

Revenues

Revenues decreased $17.9 million or 5.3% during the third quarter of fiscal 2005 compared to the third quarter of 2004 due primarily to:

•	completion of a co-generation plant in Philadelphia prior to the current quarter that contributed significantly to revenues during the third quarter of fiscal 2004; and

•	offset by an increase in revenue related to clean fuels projects and projects related to Clean Air Act regulations.

For the first nine months of fiscal 2005, revenues increased $168.0 million or 24.0% compared to 2004 resulting primarily from:

•	increased activity on major power projects;

•	clean fuels projects and projects related to Clean Air Act regulations;

•	acquisition of Shaw EDS operations in January 2004 ; and

•	the first quarter fiscal 2004 charge on the Covert and Harquahala projects

This increase was partially offset by the following:

•	scheduled completion of projects in the process industries including the ethylene plant in China; and

•	the sale of PTI in December 2004.

Gross Profit and Gross Profit Percentage

Gross profit increased $14.0 million or 63.6% during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 with gross profit percentage increasing by 4.7 percentage points and gross profit increased $100.4 million for the first nine months of fiscal 2005, with an increase in gross profit percentage of 11.9 percentage points compared to 2004 primarily as a result of increasing profitability on gas-fired power projects. The first quarter of the fiscal 2004 periods reflects the loss recorded on the Covert and Harquahala gas-fired power projects.

Our gross profit for the third quarter and the nine months ended May 31, 2005 were positively impacted by $6.2 million reduction of accruals recorded in the acquisition of Stone & Webster due to favorable progress on a dispute with our customer on a coal plant EPC project that was substantially completed prior to our fiscal 2005. The positive impact of this event was offset during the quarter by adjustments of approximately $3.8 million to amounts expected to be recovered on our claims on major projects.

Backlog

Backlog decreased $123.2 million since August 31, 2004. The decrease in backlog is a result of schedule progress on major gas-fired power EPC projects in New York and Utah and completion of two process projects including the ethylene plant in China.

Through the first nine months of fiscal 2005 we experienced strong proposal activity in both the power and process sectors. The strong proposal activity is consistent with market predictions of a strong demand for FGD and coal power capacity in the energy sector and ethylene capacity in the chemicals sector. A considerable amount of the energy sector growth is expected to be in North America while the ethylene growth will be almost exclusively outside of North America. We believe we are well positioned both in terms of experience and customer base to capitalize on the growth areas of the market during our fiscal year 2006 and expect to increase our backlog during 2006.

Maintenance Segment

Revenues

Revenues increased $82.7 million or 50.8% during the third quarter of fiscal 2005 compared to 2004 and $151.4 million or 33.5% for the nine months of fiscal 2005 as a result of the following:

•	an expansion in the amounts of maintenance services for several customers in the power industry;

•	increased activity and additional scope related to the TVA nuclear restart project;

•	revenues related to additional services for three customers in the chemical industry; and

•	revenues related to a new nuclear decommissioning project.

This increase in revenues during the periods was partially offset by decreasing activity in our UK operations.

Gross Profit and Gross Profit Percentage

Gross profit increased $4.8 million or 87.3% during the third quarter of fiscal 2005 compared to the third quarter of 2004 while gross profit percentage increased slightly primarily due to the following:

•	increases in amounts of maintenance services discussed above;

•	a decrease in losses in our UK operations resulting from efforts to make those operations more productive and efficient.

This increase in gross profit during the three month period was partially offset by our agreement to perform additional tasks related to the TVA nuclear restart project that were previously not included in our scope of work. These additional tasks increased the contract value for the project by approximately 43% and added gross profit to our original project estimate. Due to the increase in the scope of the work on the project, our calculated percentage-of-completion at November 30, 2004 decreased as compared to the percentage-of-completion calculated as of August 31, 2004, which resulted in the reversal of performance incentive revenues and gross profit in the first quarter of our fiscal 2005 previously recognized.

On the TVA nuclear restart project, we record material performance incentives based primarily on schedule and cost savings that will be ultimately determined and paid at the completion of the project which we anticipate will occur in fiscal 2007. We record the estimated amount of performance incentives that we expect to be paid in revenue and unbilled receivables on the percentage-of-completion method of accounting based on costs incurred to date as a percentage of estimated total project costs at completion of the project. Due to the increase in the scope of work on the project, the incentive revenues are being recognized over larger estimated total project costs at completion, which is lowering the gross profit percentage on the project as compared with the prior year. However, the performance incentive revenues and gross profit amount reversed will be recognized as costs are incurred over the remaining contract term. Additionally, in conjunction with the increase in our scope of work, we reduced our estimate of the total performance incentives expected to be earned on the project resulting in a reversal of revenues and gross profit previously recognized.

Although these reversals were offset by progress in percentage-of-completion achieved during the period, we recognized a net reduction in revenue and gross profit on the project of $4.5 million related to the performance incentive in the first quarter of fiscal 2005. For the first nine months of fiscal 2005, gross profit decreased $3.3 million or 15.4% with a resulting decrease in gross profit percentage of 1.7 percentage points compared to 2004 as a result of the reversal of revenue and gross profit related to the TVA nuclear restart project in the first quarter of fiscal 2005.

Backlog

Backlog decreased $185.2 million since August 31, 2004. The decrease in backlog is due to progress on existing contracts primarily offset by the additional scope of work on the TVA nuclear restart project discussed above and other project awards in the nuclear power and chemical industries. We believe our increased efforts in cross selling maintenance services provide us with potential maintenance opportunities with existing customers. Additionally, we are targeting new customers in the nuclear power industry, as well as the renewal of several current contracts in the chemical industry.

We anticipate the gross profit percentage for the fourth quarter of fiscal 2005 to be slightly lower than the third quarter of fiscal 2005 due to lower volumes of activity in the summer months where energy needs are at their greatest. We also anticipate the gross profit percentage for the fourth quarter of fiscal 2005 will be higher than the same period in fiscal 2004 and the nine months ended May 31, 2005. We expect revenue and gross profit percentage to be higher in 2006 than in 2005.

F&M Segment

Revenues

Revenues increased $10.4 million or 23.6% during the third quarter of fiscal 2005 compared to third quarter of fiscal 2004, and increased by $4.6 million or 3.4% for the first nine months of fiscal 2005 compared to the same period of 2004 as a result of the following:

•	increase in fabrication revenues for the chemical industry, including petro-chemical and refinery;

•	increase in demand for our manufactured products as a result of world wide shortages of such products; and

•	increase in price of steel, which we are able to pass along to our customers.

Segment revenues exclude intersegment revenues of $5.3 million and $22.3 million for the three and nine month periods ended May 31, 2005 compared to $3.4 million and $4.3 million same period in fiscal 2004. This increase in intersegment revenues reflects the growth in this segment’s support of company-wide operations, specifically our E&C and Maintenance segments.

Gross Profit and Gross Profit Percentage

Gross profit increased $2.2 million or 27.2% during the third quarter of fiscal 2005 compared to the third quarter of 2004, and increased $8.8 million or 43.3% during the first nine months ended May 31, 2005 compared to the same period of 2004 as a result of the following:

•	increased gross profits being realized on the segment’s manufacturing and distribution products in late fiscal 2004 and during fiscal 2005; and

•	intersegment revenues as they are eliminated from the F&M segment consolidation while the related gross profit recognized on sales to other segments remains with the F&M segment. The increase in gross profit percentage for the three and nine months ended May 31, 2005 includes 1.7% and 2.9%, respectively, related to these intersegment revenues.

Backlog

Backlog increased from $115.8 million as of August 31, 2004 to $157.8 million as of May 31, 2005. The increase in backlog includes approximately $29.0 million in new contracts from an oil and gas customer for natural gas separation and a compression plant in Qatar. The increase in backlog was partially offset by work performed under existing contracts during the nine months ended May 31, 2005. Based on our market outlook, we expect further improvement in revenues and gross profit in this segment for the remainder of fiscal 2005 and 2006 given the recent increased demand as a result of expected new contract awards and the continued shortage of materials available in the manufacturing and distribution market worldwide.

General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), and Income Taxes

General and administrative expenses were approximately $52.9 million and $149.2 million for the three and nine months ended May 31, 2005, respectively, compared with approximately $47.2 million and $168.4 million for the three and nine months ended May 31, 2004, respectively. General and administrative expenses for the nine months ended May 31, 2004 included $29.4 million of amortization expense related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems. The $5.7 million and $10.2 million increase during the three and nine months ended May 31, 2005, respectively, in general and administrative expenses, excluding the $29.4 million of amortization from the nine months ended May 31, 2004 is due to an increase in the accrual of employee bonuses, an increase in costs supporting our Sarbanes-Oxley compliance initiatives and an increase in the legal and consulting fees associated with the Securities and Exchange Commissions informal inquiry, class action litigation and contract disputes. We anticipate that general and administrative expenses for the remainder of 2005 and 2006 will approximate the levels that we experienced during the third quarter of fiscal 2005.

Interest expense was $7.4 million and $26.8 million for the third quarter and first nine months of fiscal 2005, respectively, as compared to $9.6 million and $29.2 million for the same periods of fiscal 2004, respectively. The decrease in interest expense for 2005 period reflects the decrease in our debt since August 31, 2004, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005 (see Note 8). Interest income was $1.3 million and $3.8 million for the three and nine months ended May 31, 2005 as compared to $0.4 million and $1.2 million for the same periods in fiscal 2004 due to interest income on higher escrowed and restricted cash balances during fiscal 2005.

Other (expense) for the three months ended May 31, 2005, included a loss on the retirement of debt of $47.8 million, and a loss on the sale of our investment in Webtech, LLC for $1.3 million, which was offset by a $1.0 million gain on the sale of the assets of Shaw Aiton Australia Pty Limited. For the nine months ended May 31, 2005, other (expense) included not only the items effecting the third quarter, but it also included a $2.0 million gain on the sale of the assets of Shaw Power Technologies, Inc. (PTI) for $14.0 million in cash proceeds, which was offset by a loss on the sale of other businesses of $1.7 million, which occurred during the first quarter of fiscal 2005.

Our effective rate for the three and nine months ended May 31, 2005 was 4% and 110%, respectively.

During the third quarter, we recorded a $6.9 million charge for the establishment of a valuation allowance for deferred tax assets related to our UK pension liability. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although we fully reserved this deferred tax asset, this additional expense has no impact on cash taxes paid or our ability to deduct the related expenses to reduce future cash taxes payable in the UK. Currently, UK tax laws do not provide an expiration date for net operating loss carryforwards, therefore, these deductions can be carried forward indefinitely and used to offset future taxable income that we generate in the UK.

Although the deferred tax assets related to these pension liabilities were recorded to shareholders’ equity (through other comprehensive income), the accounting rules require that valuation allowances against those deferred tax assets be recognized as a charge though income tax expense.

Excluding the $6.9 million valuation allowance discussed above, our effective tax rate for the three and nine months ended May 31, 2005 was 35% as compared to an effective rate of 33% for the three and nine months ended May 31, 2004. This increase is due to our assessment of our potential inability to utilize certain net operating losses in the foreseeable future that are currently being generated from some of our foreign subsidiaries.

Unconsolidated Entities

During the three and nine months ended May 31, 2005, we recognized earnings of $0.7 million and $3.0 million, respectively, as compared to earnings of $0.3 million and $0.6 million for the three and nine months ended May 31, 2004, respectively, from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The increased earnings in fiscal 2005 reflects the increased activity in several of our unconsolidated entities related to military housing privatization, maintenance services and environmental services.

The earnings from discontinued operations of less than $0.1 million and loss of $0.8 million, net of taxes for the three and nine months ended May 31, 2005, respectively, as compared to a loss of $0.6 million and a loss of $1.1 million, net of tax, for the same periods in fiscal 2004 reflect discontinued operations, contract termination costs and other costs associated with the sale of our hanger engineering and pipe support businesses on August 31, 2004 (see Note 14 to our condensed consolidated financial statements). We also incurred a $3.0 million impairment charge, net of tax, during the three and nine months ended May 31, 2004 in connection with the classification of our hanger engineering and pipe support businesses as assets held for sale.

Liquidity and Capital Resources

Credit Facilities and Revolving Lines of Credit

On April 25, 2005, we replaced our $300.0 million Credit Facility (Old Credit Facility) as amended in February 2005, with a new five year $450.0 million Credit Facility (New Credit Facility). As part of this transaction, we expensed the deferred financing fees associated with the Old Credit Facility during the third quarter of fiscal 2005 in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125,” which requires such deferred financing fees to be written off when such a transaction occurs.

The New Credit Facility is subject to a borrowing base calculation as defined in the New Credit Facility agreement. The borrowing base requirement is suspended if the facility is rated BB+ or BA1 or higher by Standard and Poor’s Rating Services or Moody’s Investor Services, respectively; or if the New Credit Facility is not rated, the borrowing base requirement is suspended when our consolidated tangible net worth is greater than $680.0 million. Subsequent to May 31, 2005, the rating assigned by Moody’s Investor Services was Ba2 on the New Credit Facility.

On April 25, 2005, the effective date, the $450.0 million New Credit Facility was available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility, or $200.0 million, which is available for revolving credit loans and the issuance of financial letters of credit. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type.

The New Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During the third quarter of fiscal 2005 and continuing into the fourth quarter of fiscal 2005, we periodically borrowed under our New Credit Facility for our working capital needs and general corporate purposes. As of May 31, 2005, we had outstanding borrowings under our New Credit Facility of $37.1 million.

Under the New Credit Facility, interest is computed, at our option for each revolving credit loan, using either the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the New Credit Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the New Credit Facility is not rated, the margin is based on our leveraged ratio as defined in the agreement. The margins for revolving credit loans under the New Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On May 31, 2005, the interest rate on the New Credit Facility was 6.00%. On May 31, 2005, we had outstanding letters of credit of approximately $236.2 million under our New Credit Facility as compared to $215.6 million as of August 31, 2004 under our Old Credit Facility. The total amount of fees associated with these letters of credit for both the New and Old Credit Facilities were approximately $1.4 million and $2.4 million and $4.0 million and $5.7 million for the three and nine months ended May 31, 2005 and 2004, respectively.

We are required, with certain exceptions, to prepay loans outstanding under the New Credit Facility with (i) the proceeds of new indebtedness; (ii) insurance proceeds or condemnation awards in excess of $5.0 million that are not applied or contractually committed to rebuild, restore or replace the property within 90 days of the receipt thereof; and (iii) the sale of certain assets or the stock of any subsidiaries in excess of $5.0 million that are not reinvested within 90 days of the receipt thereof.

The New Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (including equipment and real estate).

The New Credit Facility contains certain financial covenants, including:

•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA). EBITDA, as defined in the New Credit Facility is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets;

•	a maximum fixed charge coverage ratio of 2.5x EBITDA; and

•	a minimum net worth as defined by the New Credit Facility.

As of May 31, 2005, we were in compliance with the covenants contained in the New Credit Facility.

On April 25, 2005, all amounts owed under the Old Credit Facility were paid and all liens and security interests securing payments of the indebtness, liabilities and obligations arising were released, terminated and discharged. As a result, the related unamortized, deferred financing costs of $3.4 million were expensed.

The following table provides information related to our foreign subsidiaries as of the dates indicated (dollars in thousands):

	May 31,	August 31,
	2005	2004
Short-term revolving lines of credit:
Outstanding	$28	$2,474
Weighted average interest rate	6.25%	4.25%
Letters of credit
Outstanding	$4,258	$3,545

The total capacity of our foreign subsidiaries as of May 31, 2005 and August 31, 2004 was $17.7 million and $16.1 million, respectively, with total availability of $13.4 million and $10.1 million as of the same periods, respectively.

In December 2004, one of our consolidated VIEs expanded its existing credit facility to a total capacity of $18.1 million consisting of $9.1 million in committed short-term revolving lines of credit, $5.3 million in performance bond and letter of credit capacity and a term loan of $3.7 million. As of May 31, 2005, borrowings under the short-term revolving lines of credit and term loan were $4.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary but ranged from 5.5% to 5.7% as of May 31, 2005. We have provided a 50% guarantee related to this credit facility. As of August 31, 2004, this VIE had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75%.

See Note 8 to our condensed consolidated financial statements for additional discussion of long-term debt and revolving lines of credit.

Liquidity

Our liquidity position is impacted by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution if not replaced by advances on new projects, our cash position will be reduced. Cash is used to fund operations, capital expenditures, acquisitions, and debt service.

As of May 31, 2005, we had cash and cash equivalents of $23.4 million and $122.3 million of availability under our $450.0 million Credit Facility to fund operations. We also have a shelf registration statement with $196.7 million available for the issuance of any combination of equity or debt securities if needed.

Since August 31, 2004, cash and cash equivalents decreased $65.2 million primarily as a result of the repayment of debt and capital leases of $278.8 million and net deposits into restricted and escrowed cash of $127.2 million, which was partially offset by the net proceeds of issuance of common stock of $262.6 million.

Management believes cash generated from operations and available borrowings under our New Credit Facility will be sufficient to fund operations for the next twelve months. We also may use proceeds from the sale of certain assets and sales of equity or debt under our shelf registration to generate cash as needed.

Cash flow for Nine Months ended May 31, 2005 versus Nine Months ended May 31, 2004

The following table sets forth the cash flows for the nine months ended May 31, (in thousands):

	2005	2004
Cash flow provided by (used in) operations	$60,894	$(27,215)
Cash flow (used in) investing	(138,622)	(18,170)
Cash flow provided by (used in) financing	12,237	(35,148)
Cash from consolidation of variable interest entities previously unconsolidated	1,343	2,293
Effect of foreign exchange rate changes on cash	(1,029)	850

Operating Cash Flow

For the first nine months of fiscal 2005, cash provided by operating activities increased compared to prior year, primarily due to a reduction of net loss, an increase in deferred income taxes, a loss on retirement of debt, and other operating activities. Cash flows from operations also included the receipt of a $4.6 million income tax refund related to the S&W acquisition in fiscal 2000 (see Note 5 to our condensed consolidated financial statements). These increases in cash flow were partially offset by a reduction of depreciation and amortization, primarily due to the fiscal year 2004 accelerated amortization of certain software assets amounting to $29.4 million.

Normally, billings and cash receipts on EPC contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflow in the later stages of completion. During the third quarter of fiscal 2005, we began new EPC projects which provided cash as down payments on such projects. After this quarter, we expect to have a project nearing completion that will generate cash outflow, with the majority of which will occur in the final quarter of fiscal 2005 and the first half of fiscal 2006. Because of this project, changes in working capital could be highly variable from one period to the next, although over an extended period of time, significant increases and decreases would tend to offset one another.

Further, we have been involved in various customer disputes, most significantly on the NEG and AES projects. Dispute resolution expenses directly associated with these project claims were $11.4 million and $4.9 million for the first nine months of fiscal 2005 and 2004, respectively, and have and will continue to negatively impact cash flows from operations. We also paid $17.0 million in connection with the settlement of certain claims and disputes for amounts we had previously collected under letters of credit. Offsetting these costs were claim settlement proceeds of approximately $26.0 million in the second quarter of fiscal 2005.

Investing Cash Flows

During the first nine months of fiscal 2005, we purchased $20.5 million of property and equipment which is comparable to the $22.2 million invested in property and equipment for the nine months ended May 31, 2004. For the first nine months of fiscal 2005, we made equity contributions to our military housing privatization joint ventures and other joint ventures of $14.3 million and received $8.5 million in distributions from other unconsolidated entities and joint ventures. For the first nine months of fiscal 2005 $13.9 million of cash was provided by the sale of certain businesses during the first half of fiscal 2005, while $25.9 million of cash was used to acquire businesses through the third quarter of fiscal 2004. Additionally, during the first nine months of fiscal 2005, cash flows from investing activities were significantly impacted by the net deposit of $127.2 million in cash into restricted project cash accounts. Through the third quarter of fiscal 2004, investing activities included a receipt of $23.2 million from escrowed cash for the repurchase of LYONs debt (see Note 3 to our condensed consolidated financial statements).

Financing Cash Flows

The net cash provided by financing activities through the third quarter of fiscal 2005 reflects $35.5 million of borrowings from our revolving credit facility, $6.0 million in proceeds from the issuance of debt and proceeds from issuance of our common stock of $262.6 million, primarily offset by $278.8 million in repayments of debt and capital leases and $8.8 million in payments for financed insurance premiums. Through the third quarter of fiscal 2004, cash used in financing activities included approximately $246.2 million in net proceeds primarily from the issuance of our common stock in October 2003 with the majority of the proceeds used in the first nine months of fiscal 2004 to repurchase LYONs, proceeds of $1.6 million from the issuance of debt and proceeds of $3.4 million from our revolving lines of credit, which was offset by $2.2 million in payments for deferred credit costs and $7.8 million in payments for financed insurance premiums.

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

We have also provided guarantees to certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying balance sheets. As of May 31, 2005 and August 31, 2004, we had guaranteed approximately $0.4 million and $0.7 million of bank debt or letters of credit and $56.2 million and $69.9 million of performance bonds with respect to our unconsolidated joint ventures, respectively. We would generally be required to perform under these guarantees in the event of default by the joint venture. No liabilities were recorded related to these guarantees as of May 31, 2005.

During the second quarter of fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities. American Eagle Northwest, LLC related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the project for which the proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. We have recorded a $0.5 million liability and corresponding asset for these guarantees as of May 31, 2005.

During the third quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee a revolving line of credit of one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for helping the entity meet its working capital needs. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated at $1.8 million. As of May 31, 2005, we have recorded an immaterial liability and corresponding asset related to this guarantee.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances, certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At May 31, 2005, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$242.4	$85.6	$102.5	$—	$54.3
Surety bonds	310.5	290.5	3.8	—	16.2

Total Commercial Commitments	$552.9	$376.1	$106.3	$—	$70.5

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to May 31, 2005.

As of May 31, 2005 and August 31, 2004, we had total letters of credit of $242.4 million and $219.0 million, respectively.

Of the amount of outstanding letters of credit at May 31, 2005, $201.8 million are issued to customers in connection with contracts. Of the $201.8 million, five customers held $138.5 million or 68.6% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $48.8 million. There were no draws under these letters of credit for the three and nine months ended May 31, 2005.

As of May 31, 2005 and August 31, 2004, we had total surety bonds of $310.5 million and $438.3 million, respectively. However, based on our percentage of completion on contracts covered by these surety bonds, our estimated potential liability as of May 31, 2005 and August 31, 2004 was $170.2 million and $173.8 million, respectively. The $127.8 million decrease is due primarily to the decrease in the required surety bond coverage on one of our foreign projects that is winding down.

Fees related to these commercial commitments were $2.2 million and $7.6 million for the third quarter and through the third quarter of fiscal 2005 as compared to $2.4 million and $5.7 million for the same periods in fiscal 2004 and were recorded in the accompanying condensed consolidated statements of operations.

See Note 8 to our condensed consolidated financial statements for a discussion of long-term debt, and Note 13 for a discussion of contingencies and commitments.

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

We have not yet determined what effect SFAS No. 123(R) will have on our consolidated financial statements as we have not completed our analysis of the potential impact and we cannot predict the level of share-based payments granted in the future, but the adoption will result in a reduction of net income that may be material.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions.

This Statement requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005 (effective September 1, 2006 for us).

     ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk due to changes in interest rates, primarily in the U.S. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk.

Our New Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $450.0 million limit of this facility. At May 31, 2005, letters of credit of approximately $242.4 million were outstanding and revolving credit loans outstanding under the Credit Facility of $37.1 million. At May 31, 2005, the interest rate on our primary Credit Facility was 6.00% with an availability of $122.3 million (see Note 8 to our condensed consolidated financial statements).

As of May 31, 2005, our variable rate debt was $39.5 million with a weighted average interest rate of 5.93%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.

The estimated fair value of our long-term debt, excluding capital leases, as of May 31, 2005 and August 31, 2004 was approximately $32.6 million and $246.9 million, respectively, based on current market prices of such debt and based on the assumption that our notes payable approximate fair value.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of May 31, 2005, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position.

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

As a result of the efforts described above, we discovered an error that had resulted in our overstatement of operating expenses during the period from January 2004 to December 2004 related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business acquired by Shaw in December 2003. As further described in Note 1 of our Form 10-K/A for the year ended August 31, 2004 and a Current Report on Form 8-K filed on July 6, 2005, we restated our financial statements for the periods affected by this error.

Since the improvements to our internal controls over financial reporting resulted in our identification of this issue during the process of preparing our Quarterly Report, we believe the actions already taken are sufficient to ensure that our internal controls over financial reporting related to this issue are effective.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Claims

The following disclosure provides a summary and update of significant changes, if any, from August 31, 2004, related to our significant claims. Readers should refer to Note 20 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004 filed with the Securities and Exchange Commission on July 11, 2005 for a more detailed description of each claim.

A summary of our net claims receivable position on these major projects discussed below is as follows (in millions):

	May 31,	August 31,
	2005	2004
Receivables from owners under contract terms	$112.9	$114.0
Reimbursement of letter of credit draws by owners	46.9	46.8
Recorded claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	28.0	77.4
Less: Liquidated damages recorded in contract costs	(17.1)	(16.7)
Less: Amounts we collected by drawing letters of credit	(17.5)	(42.1)

Net claims receivable	$153.2	$179.4

During the second quarter of fiscal 2005, we reached settlements with equipment vendors for disputes related to the Covert and Harquahala projects and with a customer on one other project in Freeport, Texas. These settlements resulted in cash proceeds to us of approximately $26.0 million and reduced our claims receivable from owners, equipment vendors, subcontractors and others in the second quarter of fiscal 2005. These settlement amounts were approximately the amount of the recorded claims receivable related to these disputes, and, therefore, did not result in a material gain or loss.

During the third quarter of fiscal 2005, there were no proceeds from settlements, however there was another decrease of amounts collected by draws and letters of credit in the amount of $25.6 million to reflect the finalization of the settlements discussed above, and we returned approximately $17.0 million in amounts we collected by drawing on letters of credit.

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

Wolf Hollow Project

In May 2005, we completed the testimony phase of arbitration, and the parties are completing post hearing briefs. We do not expect a decision until sometime in the fall of 2005. During the second quarter of fiscal 2005, the Court trial against the owners was rescheduled to start in October 2005. There have been no material changes to our claims against the owners, equipment vendors, subcontractors and others since August 31, 2004.

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

Marcus Hook Project

In addition to the claims above, there have been no material changes to our claims against FPL-Energy (“FPLE”) since August 31, 2004. We continue to believe any amounts that we incur related to this project, including legal costs to pursue issues with any subcontractors and vendors, are recoverable from FPLE under the terms of the EPC contract while FPLE disputes whether the costs are fully reimbursable. In May 2005, each party commenced legal proceedings against the other for various claims. We continue attempts to resolve this dispute with FPLE; however, we cannot provide absolute assurance as to the timing or outcome of the mediation or results of the litigation, or disputes with FPLE or with the subcontractors.

Also on one of our projects, a client is claiming damages of approximately $7.0 million related to the troubleshooting, shutdown, repairs and loss of production. We are contesting the amount of damages claimed and have accrued an amount for our expected loss. In the event damages exceed our accrual and are not covered by insurance, there could be a material adverse effect on our financial position.

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

Other Litigation

During the third quarter of fiscal 2005, the U.S. District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July, 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorney’s fees, bringing its total claim to $11.3 million. Although we expect to prevail on appeal in the event we are unsuccessful there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any amounts for this potential liability.

Environmental Liabilities

During the third quarter, we identified environmental remediation that is required at one of our fabrication facilities. As of May 31, 2005, the estimated liability was $1.2 million and was reflected in the accompanying condensed consolidated financial sheet. This effort is projected to be completed in fiscal 2006.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended May 31, 2005, there were no matters submitted by the Company to a vote of its security holders.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

4.1	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005).

10.1	Amendment No. 5 to Third Amended and Restated Credit Agreement dated March 3, 2005, by and among The Shaw Group Inc., the Company’s subsidiaries signatories thereto, BNP Paribas, Credit Suisse First Boston, Cayman Islands Branch, Harris Trust and Savings Bank, U.S. Bank National Association, Union Planters Bank, N.A., UBS AG Cayman Islands Branch, Southwest Bank of Texas, N.A., Merrill Lynch Capital Corporation, Regions Bank and Pacifica CDO III, Ltd. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 8, 2005).

10.2	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005).

10.3	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

Dated: July 11, 2005	/s/ Robert L. Belk

Robert L. Belk
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.

EXHIBIT INDEX

     Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 2005.

A.    Exhibits.

4.1	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005).

10.1	Amendment No. 5 to Third Amended and Restated Credit Agreement dated March 3, 2005, by and among The Shaw Group Inc., the Company’s subsidiaries signatories thereto, BNP Paribas, Credit Suisse First Boston, Cayman Islands Branch, Harris Trust and Savings Bank, U.S. Bank National Association, Union Planters Bank, N.A., UBS AG Cayman Islands Branch, Southwest Bank of Texas, N.A., Merrill Lynch Capital Corporation, Regions Bank and Pacifica CDO III, Ltd. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 8, 2005).

10.2	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005).

10.3	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).