Form 10-K
period 2005-08-31
SHAW GROUP INC
filed 2005-11-02
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-12227
THE SHAW GROUP INC.
(Exact name of registrant as specified in its charter)

LOUISIANA	72-1106167
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification Number)

4171 Essen Lane	70809
Baton Rouge, Louisiana	(zip code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company’s common stock) of the Registrant at February 28, 2005 was approximately $894.5 million.
     The number of shares of the Registrant’s common stock outstanding at October 27, 2005 was 79,072,298.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement to be prepared for use in connection with the Registrant’s 2005 Annual Meeting of Shareholders to be held in January 2006 will be incorporated by reference into Part III of this Form 10-K.

EXPLANATORY STATEMENT
The financial statements included in this Form 10-K reflect a restatement to correct the accounting for a non-compete clause of an employment agreement that The Shaw Group Inc. entered into with our Chief Executive Officer in fiscal 2001. The restatement resulted in a reduction of $10.4 millon to previously reported fiscal 2001 net income, and to previously reported shareholders’ equity for each subsequent period.
During fiscal 2001, we entered into an employment agreement with our Chief Executive Officer which included a non-compete clause. At that time, it was determined cost of the non-compete clause should be expensed in the future, beginning with the commencement of the ten-year non-compete period upon termination of employment. On October 31, 2005, we concluded that the appropriate accounting would have been to expense the cost of the non-compete clause in fiscal 2001 and, therefore, have restated our financial statements to reflect this accounting treatment.
As a result of the restatement, certain information in Items 6 and 8 of Part II have been amended and restated for fiscal years 2004, 2003, 2002 and 2001, in each case, primarily as a result of and to reflect this restatement, except for certain reclassifications that have also been made to prior year information to help conform to current year presentation. See Notes 1 and 21 of our consolidated financial statement for further details.
PART I
Item 1. Business
General
We offer a broad range of services to clients in the energy, chemical, environmental and infrastructure industries worldwide. We are a vertically integrated provider of comprehensive technology, engineering, procurement, construction, maintenance, pipe fabrication and consulting services to the energy and chemical industries. We are also a leading provider of consulting, engineering, construction, remediation and facilities management services to the environmental, infrastructure and homeland security markets. In Engineering News-Record’s most recent rankings, based on our revenues for fiscal 2004, we ranked 10th out of the top 200 environmental firms. Based on revenues, we ranked 15th out of the top 400 general contractors.
We provide our services to a diverse customer base that includes federal agencies, federally owned entities, state and local governments, Fortune 500 companies and other private sector clients. Our approximately 19,000 employees deliver our services through a network of over 170 locations, including approximately 19 international locations and approximately 15 fabrication and manufacturing facilities. Our fiscal 2005 revenues were approximately $3.3 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations worldwide.
Through organic growth and a series of strategic acquisitions, we have significantly expanded our expertise and the breadth of our service offerings. In July 2000, we acquired the assets of Stone & Webster, a leading global provider of engineering, procurement, construction and consulting services to the energy, chemical, environmental and infrastructure industries. When combined with our existing pipe fabrication and construction capabilities, this acquisition transformed us into a vertically integrated provider of engineering, procurement and construction, or EPC, services. In May 2002, we significantly increased our position in the environmental and infrastructure markets, particularly in the federal services sector, through the acquisition of the assets of the IT Group. This acquisition further diversified our end market, customer and contract mix and provided new opportunities to cross-sell services, such as environmental remediation services, to our existing energy and chemical EPC customers. We have acquired or developed significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and a number of environmental technologies related to decontamination. At August 31, 2005, our backlog of approximately $6.7 billion was broadly diversified in terms of customer concentration, end markets served and services provided. Approximately 70% of this backlog was comprised of “cost-plus” contracts.

Effective September 1, 2004, we segregated our business activities into four operating segments: Energy & Chemicals (E&C), Maintenance, Environmental & Infrastructure (E&I) and Fabrication, Manufacturing & Distribution (F&M). The primary change from our previously reported segments was to divide our former ECM segment into the newly created E&C segment and Maintenance segment. We have also redefined our Power Generation Industry as Energy and our Chemical Industry as Chemical.
E&I segment
The E&I segment provides services including the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management and other related services for non-environmental construction, watershed restoration, emergency response services and outsourcing of privatization markets. On June 24, 2005, we sold Roche Ltd., Consulting Group, which offered services of studies and consultation, engineering-construction and project management in eastern Canada. The results of operations for this business are classified as discontinued operations in the statements of operations for the years ended August 31, 2005, 2004 and 2003.
E&C segment
The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the energy (including nuclear) and chemical industries.
Maintenance segment
The Maintenance segment performs routine and outage/turnaround maintenance services, including restorative, repair, renovation, modification, predictive and preventative maintenance services, to customers in their facilities worldwide primarily in the energy (including nuclear) and chemical industries.
F&M segment
The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for energy and chemical plants. On August 31, 2004, we sold our hanger engineering and pipe support businesses which manufactured and distributed specialty stainless, alloy and carbon steel pipe fittings. The results of operations for the hanger engineering and pipe support businesses are classified as discontinued operations in the statements of operations for the years ended August 31, 2004 and 2003.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties mentioned in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and those factors summarized below:
•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	any non-compliance with the covenants in our Credit Facility, indenture relating to our Senior Notes and indemnity agreements with our sureties and our ability to obtain waivers and/or amendments;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or indemnity agreements;

•	covenants in our Credit Facility and surety bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility and Senior Notes;

•	various legal, regulatory and litigation risk including, but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the Securities and Exchange Commission (the “SEC”) and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	provisions in articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	market prices of our equity securities have changed significantly and could change further;

•	recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	increases in employee-related costs and expense including healthcare and other employee benefits such as unemployment insurance and workers’ compensation; and

•	closing of any U.S. military bases related to our privatization interests.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K in which they are contained, and we undertake no obligation to update such information.
We urge you to carefully review “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and our reports and registration statements at www.shawgrp.com filed by us with the Securities and Exchange Commission (the “SEC”) and under “Forward Looking Statements” on our website. These documents are available from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
Corporate Information
We are a Louisiana corporation. Our executive offices are located at 4171 Essen Lane, Baton Rouge, Louisiana 70809. Our telephone number is 1-225-932-2500. All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at www.shawgrp.com, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference

Room at 450 Fifth Street, NW, Washington, D.C. 20549 or on their Internet website located at www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.
Business Strategy
Our core business strategy is to utilize our unique skills and capabilities as a vertically integrated, global service provider to capitalize on significant growth opportunities in diverse market segments and geographic regions, while maintaining our current market leadership positions. To support these growth efforts, we will focus on maintaining a flexible financial profile and opportunistically adding to our capabilities through selected strategic acquisitions.
We intend to execute this strategy by pursuing the following opportunities:
Leverage Our Core Areas of Expertise to Pursue Growth Opportunities in Our Primary End Markets
Energy and Chemical Markets
•	EPC Services. With our vertically integrated portfolio of services, we are well positioned to offer cost effective solutions allowing us to capitalize on opportunities across the energy market including environmental retrofits, nuclear plant restarts and new construction, coal-fired construction and expansion of gas-fired plants. Environmental regulations and rising natural gas prices are driving opportunities throughout the coal-fired energy industry in the growing $10 billion Flue Gas Desulphurization (FGD) market and the construction of new build coal plants where we have extensive experience and capabilities. Our integrated capabilities position us to take advantage of nuclear and gas-fired generation capacity expansion in both the U.S. and international markets.

In the chemicals and refining markets, we are a leading provider of proprietary technologies and equipment. We intend to leverage our global EPC experience and technological leadership to take advantage of increasing global demand for downstream petrochemical products, including ethylene, where we estimate we have supplied chemical technology for 36% of the world’s ethylene capacity construction since 1990. Opportunities include increased projects in the petrochemical industry driven by strong Gross Domestic Product (GDP) growth in China, India and the Former Soviet Union and the availability of lower-priced feedstocks in the Middle East. In the international market, our global footprint positions us to capitalize on the accelerating development of natural gas supplies and increasing demand for the construction of petrochemical processing facilities in close proximity to these source supplies. Additionally, we are capitalizing on requirements under clean fuels and clean air legislation that are driving increased emissions reduction opportunities throughout the refining and petrochemical industries. We are also well positioned to capitalize on any growth that might occur in the liquefied natural gas (LNG) market in North America.

•	Maintenance Services. We will continue to focus on providing maintenance services, including production improvement enhancements and federal environmental regulation compliance services, which complement the EPC services we provide to the energy and chemical industries. Our diverse capabilities include reliability services, turnarounds and outages, small project capital construction services, tank design construction and maintenance, insulation, painting, and scaffolding services. Our Shaw Stone & Webster business unit has performed nuclear plant maintenance and modification services for over 25 years and enjoys a leading market share in the U.S., serving 34 of the 103 operating nuclear plants in the U.S. during fiscal year 2005.

•	Fabrication, Manufacturing & Distribution Services. Significant opportunities exist for pipe fabrication projects within the energy and chemical industries, driven by the growing number of FGD and clean fuels projects, new coal plants and retrofitting work, new gas plants, increased demand for ethylene and petrochemical products, as well as ongoing general plant maintenance. We believe our expertise and proven capabilities to furnish complete piping systems on-budget and on-time in this global market have established us as among the largest suppliers of fabricated piping systems for energy generation facilities in the U.S. and also as a leading supplier worldwide, serving both Shaw business units and third parties. We believe significant growth opportunities exist abroad in the petrochemical and gas industries, particularly in the Asian and Middle Eastern markets.
Environmental & Infrastructure Markets
•	Emergency Response Services. We have performed disaster relief and construction services in the Southeast region of the United States during fiscal 2005, and we continue to maintain the expertise and resources needed in the wake of recent disaster relief needs of the Gulf Coast region of the United States during fiscal 2006. As such disasters occur, we feel that our E&I segment will be the selected choice by the federal government for such work to be performed. Customers include the Federal Emergency Management Agency (FEMA), the Army Corp of Engineers, various other state and local governments and some private sector companies.

•	Department of Energy (DOE). Significant opportunities exist in the DOE market with its budget at approximately $23 billion in fiscal 2006. Our revenues in this market remained generally consistent with $94.6 million in fiscal 2004 compared to $93.1 million in fiscal 2005. Our general approach to bidding future DOE work is to selectively target sites that offer us a favorable bidding environment, and to leverage our nuclear engineering, construction and maintenance expertise to support the evolving nuclear energy and non-proliferation missions of the DOE.

•	Privatization. Privatization of infrastructure assets continues to occur at all levels of Government. The Federal Government has led this trend by divesting itself of assets held by the Department of Defense (DOD) while state and local governments have focused on utility and transportation asset privatization. The DOD continues to move towards completing privatization of military family housing and utility systems, while beginning the process to privatize other housing and commercial space and non-core mission critical assets. We expect to continue to build upon our significant position in this market. We believe the DOD plans to privatize a total of 185,000 family housing units by the end of 2007, or 84% of its U.S. based inventory. Since fiscal 2003, through joint ventures established to pursue these projects, we have been awarded seven contracts by the DOD to privatize approximately 8,600 housing units. Under the terms of these contracts, the joint venture enters into a long-term lease (generally 50 years with potential extensions) with the DOD, during which the joint venture is required to make improvements, including, in some cases, complete renovations or replacement of the facilities, and to provide ongoing management and maintenance services. Initial funding for these projects is typically provided through the contribution of equity from the joint ventures and the issuance of long-term bonds, backed by project revenues which are non-recourse to us. For its services, the joint venture is paid a development and construction management fee. Additionally, the joint venture receives regular rental income for DOD-occupied facilities under the long-term lease and associated fees for managing the asset. Upon expiration of the lease, the military retains ownership of the site and the housing. Over the next several years we anticipate that the trend to privatize non-core mission critical assets will continue, providing the business line additional significant opportunities.

•	Environmental Liability Solutions. Traditionally, owners of contaminated properties have been liable for the clean up of the properties and other damages under environmental and tort laws. Recently, innovative contracting practices and environmental insurance products have allowed property owners to outsource environmental management and mitigate associated liabilities. These clients can reduce administrative expense and time through such outsourcing, and can obtain cost certainty through guaranteed fixed-price contracts. We believe our experience in managing environmental liabilities and environmental-related insurance products will improve our win-rates in our core environmental contracting business for both the federal and commercial sectors and allow us to enter these outsourcing markets.

•	Homeland Security. Federal, state and local homeland security needs continue to provide value-added opportunities for our E&I segment to capitalize on the need for disaster-related preparedness, incident response, mitigation design and installation, and chemical and biological weapons demilitarization. We provide our customers valuable security-related products and services in threat, vulnerability and risk assessment; electronic security design and installation; force protection design and construction; security program development and integration; and technology assessment. Our expanding capability to assess the security and reliability of critical energy infrastructure and to develop mitigation designs makes us a leader in the industry.

•	Transportation. We are pursuing strong growth opportunities created by the Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU), which is guaranteed to provide over $286 billion in authorized funding for federal highway, transit and safety programs through 2009. We are well positioned with a presence in transportation markets and regions that will receive this funding. As a result, we expect to realize an increase in contracts from government agencies for transportation related services.
In addition to these initiatives, we are capitalizing on changes in our markets that will have a near-term positive impact on our businesses. In the commercial markets, our clients are consolidating their preferred contractors in efforts to streamline their own business dealings, resulting in increased market shares for the remaining preferred contractors. We have been successful in leveraging our client relationships and broad service offerings to ensure that we are one of these preferred contractors. As a result, we expect to gain a greater share of our clients’ work volume.

Capitalize on Opportunities for Cross-Selling
We will leverage many complementary areas of our expertise to deliver multiple solutions through a single source, while increasing value to our customers. Our broad business portfolio enables us to provide complete service offerings across a project or facility lifecycle, from design and construction to ongoing maintenance and management, in a variety of industries. For example, our engineering, design, fabrication and construction expertise allows us to provide retrofitting and construction services to our facilities maintenance customers such as the Tennessee Valley Authority, or TVA. In addition, we expect the capabilities of our E&I segment to allow us to offer specialized environmental remediation, facilities management and maintenance services to our clients in the energy and chemical industries.
Utilize Technology and Intellectual Property
We intend to continue to employ and expand our technology portfolio and intellectual property in an effort to provide cost effective and quality solutions to our customers. Through our E&C segment, we offer leading proprietary technologies to the refining and petrochemical industries. In addition and as a consequence of our fiscal 2003 acquisition of Badger Technologies, we established Badger Licensing LLC, a joint venture company with ExxonMobil Chemical Company for the purpose of licensing ethyl benzene, styrene, cumene and Bisphenol A technologies. Technology licensed through this strategic joint venture complements our core competency in conversion technologies (steam cracking and fluid catalytic cracking) by enabling us to offer several key olefin derivative technologies. Through this joint venture company, we estimate Badger-licensed ethyl benzene and styrene chemical technologies have been installed in over 40% of the world’s operating units and approximately 55% of the world cumene capacity is produced through the use of the Badger-licensed technology.
We also believe we hold leading positions in chemical technology, which we estimate we have supplied for over 36% of the world’s ethylene capacity constructed since 1990 and have been awarded 24 of the last 36 residual feed fluid cracking projects in the industry. We expect to continue to expand our technology portfolio through key alliance partnerships and ongoing research and development efforts.
Through our E&I segment, we believe we have a leading position in the application of environmental technologies for the destruction of recalcitrant contaminants in the environment. We hold and have pending several patents on performance-enhancing biologically based and oxidation-based chemical systems designed to degrade targeted contaminants. We also remain market leaders in the application of conventional remediation technologies such as immobilization, stabilization and solidification.
Additionally, our F&M segment provides induction pipe bending technology, which is one of the most efficient technologies available and, when compared with the traditional cut and weld method, provides a stronger, more uniform and cost effective product. We are also continually expanding our capabilities through development of new welding technologies utilizing robotics, as well as new welding processes and production technology to provide our customers a complete range of fabrication capabilities.
Pursue Selective Acquisitions
We intend to continue to pursue selective acquisitions of businesses or assets that will expand, complement or further diversify our current portfolio of products and services. We believe we have established a successful track record of quickly, efficiently and effectively integrating our acquisitions through integration teams led by our senior executives who become involved early in the acquisition process. As we continue to evaluate strategic acquisition opportunities, we intend to maintain our commitment to a conservative capital structure and a strong, flexible balance sheet. From time to time, we may also consider dispositions of non-strategic assets as evidenced during fiscal 2005.
Maintain a Diversified Revenue Base
We intend to maintain our diversity in industries and geographic markets served, breadth of services offered, contracting arrangements and customer base. This diversification has helped us to minimize our dependence on any particular market segment or individual customer, minimize the impact of short-term market volatility and has enabled us to more accurately anticipate future revenues. Our presence across numerous markets allows us to focus our resources on those areas experiencing growth. In addition, this presence allows us to allocate our resources efficiently within and across our segments. With the IT Group acquisition in fiscal 2002, we further diversified our business mix and strengthened our recurring revenues base. Many of our environmental and infrastructure businesses, along with our existing maintenance services, tend to provide recurring revenues due to contracts with established customers. Our E&I and Maintenance segments accounted for approximately $3.5 billion or 52% of backlog as of August 31, 2005.

Maintain Focus on Cost-Reimbursable and Negotiated Fixed-Price Contract Structures
Our strategy is to perform most of our services pursuant to cost-reimbursable contracts in which our contractual loss exposure is limited or reduced. These contracts generally provide for sharing of costs in excess of or below the target. In some contracts, we may agree to share cost overruns in excess of our fee which could result in a loss on the project. We intend to continue our contracting practices to minimize our risk of contractual losses while providing incentives for us and our customers to work cooperatively. As of August 31, 2005, approximately 70% of our contracts included in our backlog are cost-reimbursable contracts and 30% are fixed-price contracts.
If our customers request fixed-price contracts, we prefer to selectively pursue such opportunities on a negotiated fixed-price basis in situations where we believe we can control our cost and minimize our risks. Fixed-priced contracts are typically priced with a higher profit percentage than cost-reimbursable contracts because they carry a greater risk.
Maintain Significant Liquidity and a Flexible Capital Structure
We intend to maintain a strong balance sheet in order to provide maximum financial flexibility in supporting our business growth. Given the longer-term nature and high dollar value of many of our contracts, particularly in energy and chemical EPC, the strength of our financial position and our letter of credit capacity are important factors to our customers when awarding new projects. During fiscal 2005, we had an equity offering that allowed for us to significantly decrease our long-term debt, and we entered into a new upsized credit facility. The result of these transactions has allowed for us to significantly decrease our ongoing debt service cost and to increase our letter of credit capacity. Then, in September 2006, we amended our new upsized credit facility to further increase our credit capacity by $100.0 million to $550.0 million.
Business Segments
E&I Segment
Our E&I segment provides services that include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. The segment also provides project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing of privatization markets. Federal, state and local governmental entities and commercial industrial companies are the primary customers for our E&I segment.
Federal
     Core Services. The core service of our federal business is the delivery of environmental restoration and regulatory compliance services to U.S. government agencies, such as the DOD, the DOE, the Environmental Protection Agency (“EPA”), and the General Services Administration (“GSA”). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and Resource Conversation and Recovery Act of 1976 (RCRA). Regulatory compliance activities are centered on providing professional services to meet the requirements of the Clean Water Act, Clean Air Act, Toxic Substances Control Act and RCRA. For the DOE, we are presently working on several former nuclear-weapons production facilities where we provide engineering, construction and construction management for nuclear activities. For the DOD, we are involved in projects at several Superfund sites and several Formerly Utilized Sites Remedial Action Program (FUSRAP) sites managed by the U.S. Army Corps of Engineers. For the Department of the Army, we are working on the chemical demilitarization program at several sites. The DOD is increasingly using performance based contract vehicles, including guaranteed fixed-price contracts, wherein we assume responsibility for cleanup and regulatory closure of contaminated sites for a firm fixed-price. We purchase environmental insurance to provide protection from unanticipated cost growth due to unknown site conditions, changes in regulatory requirements and other project risks.
     Emergency Response Services. We have performed disaster relief and construction services in the Southeast region of the United States during fiscal 2005, and we continue to maintain the expertise and resources needed in the wake of recent disaster relief needs of the Gulf Coast region of the United States during fiscal 2006. As such disasters occur, we believe that our E&I segment will be the selected choice by the federal government for such work to be performed. Customers include the Federal Emergency Management Agency (FEMA) and the Army Corp of Engineers, various other state and local governments and some private sector companies.
     Department of Energy or DOE. Our approach to this DOE environmental market is to participate in the Small Business initiatives with our SBA approved 8(a) Joint Venture company created with Portage Environmental, and to bid on other full and open site closure projects as a prime contractor or significant member of a business team. The business risk on these DOE cost plus incentive fee contracts remain low with only our fee at risk. The greater risk to us results from investment in large bid and proposal efforts, which may cost more than $1 million for a major procurement. In fiscal 2005, we focused on three mid-sized DOE procurement projects, all of which were large contract value, small business set asides. The potential value of these three contracts to Shaw is $350 million over the next five years, but competition is significant. We will continue to pursue projects within the DOE Environmental Management segment, as well as build off of our nuclear engineering, construction and maintenance capabilities to support the evolving nuclear energy and non-proliferation missions of the DOE.
     Homeland Security. As a part of our homeland security programs, we have provided emergency support services to numerous federal agencies (and private-sector clients) in response to anthrax contamination at a number of high profile sites. The services we provide for anthrax and other biological agent contamination include sampling, analyzing samples, providing other laboratory services, decontaminating and cleaning buildings and equipment, air monitoring and modeling, and disposing of contaminated waste. Our services also include providing risk assessment, engineering and logistical support, as well as playing a leading role in investigating, developing and testing innovative decontamination techniques to help minimize and eliminate such contamination. The full-spectrum of homeland security services includes continuity of operations, risk assessment, and consequence management planning and training to the federal, state and local governments and private industry customers nationwide. Our Homeland Security Team provides total security solutions and integrated services for consulting, engineering/design, procurement and construction services.
     Unexploded Ordnance and Explosives (UXO). The DOD’s fiscal requirements for Conventional Ordnance and Explosives clean-up on closed ranges will exceed current government funding, which we estimate to be approximately $250 million annually. Several congressional advocates continue to push for increased funding for UXO removal projects along with developing an enhanced Military Munitions Response Program. We have encountered opportunities through our existing contracts for projects involving UXO as well as indications that there will be new contracts for UXO in the near future. We intend to pursue opportunities related to the UXO removal projects as the DOD addresses operational and non-operational ranges under the Military Munitions Response Program.
     Fixed-Price Remediation with Insurance (FPRI). The DOD has stated its intent to increase the use of performance based contracts, including guaranteed fixed-price with environmental remediation insurance vehicles. As of August 31, 2005, we have approximately $48.5 million in backlog related to three Indefinite Delivery Indefinite Quantity (IDIQ) projects and we continue to seek new projects from these FPRI contracts.
     Coastal and Natural Resource Restoration. We have performed wetland-related work in the Everglades, Chesapeake Bay area, and other areas throughout the United States, and we maintain the expertise and resources to continue to benefit from this expanding segment. New opportunities are present in both the federal and commercial markets for these types of projects. For example, the Coastal Wetlands Planning Protection and Restoration Act provides federal funds to conserve, restore and create coastal wetlands and barrier islands. We believe our E&I segment is well positioned to capitalize on upcoming wetlands and coastal restoration work in Louisiana and other locations throughout the United States.
     Facilities Management — Mission Support Services. The Facilities Management — Mission Support Services business line provides integrated management services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction, operating and maintaining housing, and maintaining public safety services including police, fire and emergency services. Customers include the DOE, NASA, the U.S. Army, the U.S. Air Force, and the U.S. Navy.
     Specifically, our subsidiary, Shaw Beneco, provides construction management, design/build and general contracting for military family housing, commercial and industrial facilities for the federal government and other clients. Shaw Beneco’s operations are organized by project delivery and contract type: Maintenance, Renovation and Repair (MRR) programs and Construction Projects. MRR programs include Job Order Contracts and the U.S. Air Force’s Simplified Acquisition of Base Engineering Requirements contracting methods, along with various forms of IDIQ contracts. Construction projects include stand-alone construction projects, design/build and multiple award construction contracts.
     Nuclear Services. A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases and to restoring former nuclear weapons facilities. The DOD has stated there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. Further, in connection with the closure of many military bases, there are economic incentives and benefits resulting from environmental restoration that enable these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste. We continue to provide engineering and project leadership support to other DOE nuclear programs such as Mixed Oxide Fuel and Yucca Mountain.

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
We have also created the “Shaw Insured Environmental Liability Distribution” or “SHIELD”tm program, a proprietary structured transaction tool that will insure and distribute environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities.
Additionally, our Science and Technology Group utilizes technology to solve environmental problems and these efforts are supported by three Company-owned laboratories. We also utilize bioreactor systems technology and have expertise in the treatment of contaminated groundwater and wastewater. Specific applications include contaminants such as perchlorate, MTBE, and high strength waste streams from food, beverage and pharmaceutical industries.
Housing Privatization
For the past couple of years, the DOD has moved to privatization of military family housing and utility systems. Current DOD plans are to privatize a cumulative total of 185,000 family housing units, or 84% of its U.S. based housing inventory by the end of 2007. As the number of privatized units grows, the number of family housing units owned by the DOD has reflected a corresponding reduction. At the end of fiscal 2005, the DOD owned 136,000 housing units worldwide, with approximately 67,000 in need of renovation or replacement. Since fiscal 2003, we have been awarded and, with our joint venture partner, C.E.I. Investment Corp. (CEI), have closed on five DOD contracts to privatize military family housing. The contracts cover approximately 8,600 military family housing units and carry total estimated development costs of approximately $1.1 billion. Additionally, Shaw is currently engaged in an Operations Management and Maintenance contract for a base on the BRAC list where privatization work is on hold, pending finalization of BRAC closure decisions. We believe our partnering with CEI has positioned us well to pursue the contracts and has been a key factor contributing to the contract awards.
We will also pursue award opportunities that may arise as a result of a major DOD initiative to privatize utility systems. Utilities privatization is a means by which the DOD can secure reliable utilities services capable of supporting both military mission and quality workplace requirements.
E&C Segment
The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the energy and chemical industries.
Industry Overview
     Energy. We provide a full range of engineering, construction, procurement, and technology services to energy projects on a global basis. Deregulation has created opportunities for us from existing utilities that needed to upgrade or develop new energy plants to remain competitive. Although demand for new gas fired energy plants decreased significantly in fiscal 2005, there has been increased activity in new coal fired energy plants. In addition, we expect that in the coming years many existing plants will need to be “re-powered” or substantially upgraded by replacing all or most of the existing equipment with more efficient systems.
     Flue Gas Desulphurization (FGD). Environmental regulations and the rising price of natural gas have fueled the need to retrofit existing coal-fired energy plants. We believe we are well positioned and qualified to perform the EPC on many of these engineering services contracts and we continue to pursue other FGD opportunities. The growing FGD retrofit market is roughly a $10 billion market that will continue to grow through 2011. The March 2005 Clean Air Interstate Rule (CAIR) issued by the EPA, which reduces the allowable SO2 emissions by 70% by 2015 and reduces NOX emissions by 60% by 2015 is a major driver for this market. We will continue to seek new opportunities in this area and believe our unique and recent experience in EPC execution will allow us to maintain our status as an industry leader in this market.
     Coal. The sharp rise in oil prices has prompted regulated energy companies in the United States to focus on coal-fired plants. We are currently working on a number of coal capacity engineering studies. In fiscal 2005, we received a letter of intent for an EPC contract for a 600 megawatt coal unit designed to use circulating fluidized bed technology. The contract was subsequently signed in September of 2006. There has been an increase in the number of proposed new coal projects and the expectation is for additional project awards in 2006. Our Stone & Webster subsidiaries have the experience and expertise related to these coal plants which should position us for a share of this market.
     Gas-Fired Generating Capacity. Expansion of new gas generation capacity will be limited in the United States market, but the international market, including Canada, is expected to become increasingly active. Some growth in the United States is expected to be driven by distribution rather than capacity. We are working on two gas fired energy plants which are currently under construction. Select opportunities to complete construction on existing and partially completed combined-cycle plants throughout the United States exist in the market. Additionally, general proposals are in preparation for international projects in fiscal 2006. Our integrated capabilities and recent experience bodes well for success in what will be a competitive market.
     Chemical. Our chemical work includes work for customers primarily in the chemical, petrochemical and refining industries. Demand in the chemical industries remains strong fueled by the strong GDP growth in China, India and the Former Soviet Union and oil demand remains strong driven by the growth of the middle class in China and India. We are encouraged by an increase in inquiry activity in the petrochemical and refining industries, especially in the overseas markets. Key drivers include an increased demand for ethylene and propylene as well as the other downstream petrochemical products. We believe there will be increased capital expenditures by the major oil and petrochemical companies in calendar year 2006. Internationally, the Middle East and China continue to significantly expand their petrochemical capabilities. Subsequent to fiscal 2005, we have been awarded two petrochemical projects in China – an ethyl benzene/styrene monomer project and a polystyrene project. Critical to this expansion is additional ethylene capacity which is one of our core competencies. We were recently awarded a letter of intent for an ethylene plant in Saudi Arabia, subsequently signed in September 2005. We also expect new petrochemical opportunities in the oil producing regions due to the higher than expected crude oil prices and the availability of lower priced natural gas in the Middle East. This is particularly true in the Kingdom of Saudi Arabia where the oil refining industry is beginning to expand into petrochemicals.
We expect that actions by the major oil and petrochemical companies to integrate refining and petrochemical facilities in order to improve profits will provide opportunities for us. In the petrochemical field, we have particular expertise in the construction of ethylene plants which convert gas and/or liquid hydrocarbon feedstocks into ethylene, and derivative plants which provide the source of many higher-value chemical products, including packaging, pipes, polyester, antifreeze, electronics, tires and tubes. The demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier crude oils and to produce a greater number of products. In addition, current refining activity is being driven by demand for clean fuels and clean air legislation. While the refining process is largely a commodity activity, the configuration of each refinery depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs. We also undertake related work in the gas-processing field, including propane dehydrogenation facilities, gas treatment facilities and liquefied natural gas plants.
Services Offered
     Engineering and Design. We provide a broad range of engineering, design and design-related services to our customers. Our engineering capabilities include civil, structural, mechanical and electrical. For each project, we identify the project requirements and then integrate and coordinate the various design elements. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.
     Construction and Procurement. We provide construction and construction management services. We often manage the procurement of materials, subcontractors and craft labor. We believe we have significant expertise in effectively and efficiently managing these activities, vendors and labor. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm or as a construction manager engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. Under operation and maintenance contracts, we perform repair, renovation, predictive and preventative services to customers in their facilities worldwide.

     Consulting. We provide technical and economic analysis and recommendations to owners, investors, developers, operators and governments primarily in the global energy industry. Our services include competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and energy demand modeling. We have particular expertise in the electronic simulation and analysis of energy transmission and distribution systems.
     Technology. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies offered through our joint venture company Badger Licensing LLC now allow us to offer clients integrated refinery and petrochemicals solutions. Stone & Webster in conjunction with key alliance partners, including Badger Licensing LLC, Total Petrochemicals and Axens, offers leading technology in many sectors of the refining and petrochemical industry.
     Clean Fuels. We were awarded approximately $123 million of clean fuel emissions work in fiscal 2005. We currently have three active clean fuels projects. We believe this market will continue to expand for us into fiscal 2006, as we have demonstrated the ability to win and execute work in this area.
     Ethylene. The global demand for ethylene is growing at a rate of 4.3% per year (1.5 times GDP growth). Approximately 66% of ethylene is produced from petroleum derived naphtha, but this is changing due to the availability of low cost ethane feedstock in the Middle East region. This feedstock cost advantage has seriously impacted the economic viability of gas feed steam crackers in North America where feedstock price is controlled by natural gas pricing. New facilities will mainly be gas feed crackers based on ethane extracted from natural gas. The expansion in ethylene demand is being driven by the increased demand for polyethylene, polyesters, polystyrene and PVC, mainly from China. We anticipate this increase to continue into fiscal 2006. With our estimated 36% of the already existing market share and only four ethylene technology licensor competitors, our Stone & Webster subsidiaries are well positioned to seize potential new opportunities.
     Petrochemical Refinery. The refining industry is searching for new value-added products that can be produced from petroleum and is investigating integration into petrochemical facilities. We have an exclusive agreement with RIPP/Sinopec to license a key technology that encourages the refiner’s entry into the petrochemical arena. This technology is a high olefin yield, fluid catalytic cracker derived process called Deep Catalytic Cracking (DCC). This technology is of increasing interest because of its ability to produce propylene, a base chemical that is in short supply and whose demand is growing faster than that of ethylene. The petrochemical industry is concerned about the future supply of propylene. This is due to the predominant increase in ethane crackers which produce ethylene and minimal amounts of propylene which leads to the increased interest in DCC. We have licensed a large DCC unit to a confidential client in the Middle East and are in discussions with several other potential clients. We believe growth opportunities in the refining market exist in retrofit and expansion projects domestically and new construction and expansion projects internationally and with our refining technologies we are well positioned for a share of this market.
Maintenance Segment
Under operation and maintenance contracts, we perform routine and outage/turnaround maintenance including restorative, repair, renovation, modification, predictive and preventative maintenance services to customers in their facilities worldwide. Our Maintenance Division is well positioned to assist the industrial market by providing a full range of integrated asset life cycle capabilities that complement our EPC services. We are a diverse, worldwide business group able to provide our clients with reliability services, turnarounds & outages, small project capital construction services, tank design construction & maintenance, insulation, painting, and scaffolding services. Our complete range of services spanning from reliability engineering to hands on maintenance expertise combine to assist our clients by increasing capacity, reducing failure, and optimizing cost ensuring the highest return on critical production assets within their facilities.
     Nuclear Plant Maintenance and Modifications. The United States has approximately 103 operating nuclear plants that continue to require engineering and maintenance services to support operations and improve performance. In addition to supporting operations and improving performance, plant restarts and new plant construction provide opportunities for further expansion. Plant restarts are currently taking place in the U.S. and Canada while new plant construction is ongoing in certain foreign countries and should occur in the U.S. in the future. This market is estimated at $3.0 billion per year. Our subsidiary, Stone & Webster, is well known for its strengths in the design of new nuclear facilities and the related technical services. In June 2005, Shaw Stone & Webster joined the Westinghouse Electric Company and Mitsubishi Heavy Industries “AP1000 Consortium.” The AP1000 Consortium is currently proposing to provide the “Nuclear Island,” including the AP1000 reactor and technology transfer, for four nuclear generating units in China where the demand for energy is growing rapidly. The scope of work for Shaw would include construction management, project planning and oversight, and a portion of the engineering and procurement functions. Shaw may also provide piping modules and modularization expertise through its pipe fabrication facility in Nanjing, China. The AP1000 technology is the first Generation III+ reactor design to receive approval from the U.S. Government’s Nuclear Regulatory Commission. Generation III+ is the U.S.

Department of Energy’s nomenclature for the new generation of competitive reactor designs that will follow the Generation III Advanced Light Water Reactors developed in the 1990s.
We also provide system-wide maintenance and modification services to 69 of 103 existing domestic nuclear energy plants. These projects can include upgrading emission control systems and redesigning facilities to allow for the use of alternative fuels. We concentrate on more complicated, non-commodity type projects where our technology, historical know-how and project management skills can add value to the project. We believe we have a leading position in the decommissioning and decontamination business for nuclear energy plants. This business consists of shutting down and safely removing a facility from service while reducing the residual radioactivity to a level that permits release of the property for unrestricted use and termination of the nuclear energy plant license. Contracts awarded during fiscal 2005 equated to $418.0 million in maintenance services and approximately $40.0 million of engineering services.
     Fossil Plant Maintenance and Modifications. We are currently providing fossil plant maintenance services for more than a dozen plants throughout North America. Potential opportunities for further expansion into this market are very good as energy demand continues to increase and customers seek longer run time and higher reliability.
     Chemical. Shaw’s Maintenance Division began primarily as a chemical-focused business and has diversified into all phases of the industrial market. We strive to be safety-driven with proactive programs that have produced world-class safety results. Our Maintenance Division is positioned to assist the chemical industry by providing capabilities in conjunction with our EPC services. Petrochemical, Ethylene and Clean Fuels markets will provide the best Chemical growth opportunities for our Maintenance services in fiscal year 2006.
F&M Segment
The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants and manufacturers. We believe we are the largest supplier of fabricated piping systems for energy generation facilities in the United States and a leading supplier worldwide. In chemical facilities, piping systems are the critical path to convert raw or feedstock materials to products. We fabricate fully integrated piping systems and provide a full range of engineering, procurement and construction services for chemical customers around the world.
Piping system integration accounts for a significant portion of the total man-hours associated with constructing an energy generation or a materials processing facility. We provide fabrication of complex piping systems from raw materials including carbon steel, stainless steel and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to lengths, welding fittings on the pipe and bending the pipe, each to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, South Carolina, Utah, the United Kingdom, Venezuela and in Bahrain and China, through joint ventures. Our fabrication facilities are capable of fabricating pipe ranging in diameter from 1/2 inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. We can fabricate pipe assemblies up to 100 feet in length and weighing up to 45 tons.
We believe our induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available, and we utilize this technology and related equipment to bend pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening. In addition, we have commenced a robotics program which we believe will result in productivity and quality levels not previously attained in this industry. As of August 31, 2005, the robotics program is currently in production and beginning to produce significant savings in labor and time in the cutting and welding processes.
We operate a manufacturing facility in Shreveport, Louisiana, which sells its products to our E&C segment’s operations and to third parties. Manufacturing our own pipe fittings enables Shaw to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total installed costs.
We also operate several distribution centers in the U.S., which distribute our products and products manufactured by third parties. Demand for the segment’s products is typically dependent upon capital projects in the energy and chemical industries.
Segment Financial Data and Export Sale Information
See Note 13 of our consolidated financial statements for detailed financial information regarding each business segment and export sales information.

Revenues by Industry and Geographic Region
Effective September 1, 2004, we segregated our business activities into four operating segments: E&C, Maintenance, E&I, and F&M. The primary change from our previously reported segments is the division of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C and Maintenance segments. As a result of this segregation, we have restated the revenues results for fiscal 2004 and 2003 to be in conformity with current year presentation. However, due to the impracticality of restating backlog and other results of the former ECM segment for fiscal 2003, as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have presented such items as they were presented under the former ECM segment (see Note 13 to our consolidated financial statements for additional discussion).
The following presents our revenues for the most recent three fiscal years:

	Year Ended August 31,
	2005		2004		2003
Industry Sector	In Millions	%	In Millions	%	In Millions		%
Environment and Infrastructure	$1,120.1	34%	$1,268.3	42%	$1,149.0		35%
Energy
E&C	784.3	24	628.7	21	(a	)	—
Maintenance	529.4	16	426.1	14	(a	)	—
ECM	—	—	—	—	1,446.8		45
F&M	79.4	3	60.7	2	89.4		3
Chemical
E&C	367.4	11	310.6	10	(a	)	—
Maintenance	241.1	7	160.3	5	(a	)	—
ECM	—	—	—	—	322.7		10
F&M	85.4	3	73.3	3	117.8		4
Other Industries
E&C	18.7	1	41.3	1	(a	)	—
Maintenance	3.9	—	0.2	—	(a	)	—
ECM	—	—	—	—	70.8		2
F&M	36.2	1	46.3	2	41.5		1

Total revenues	$3,265.9	100%	$3,015.8	100%	$3,238.0		100%

(a)	Due to the impracticality of restating this line item, we have presented the combined results, as previously reported for the former ECM segment.
Chemicals include chemical and petrochemical processing and crude oil refining sales. Energy includes nuclear energy, fossil fuel EPC and other energy generation processes. Other industries include the oil and gas exploration and production industry as well as various fabrication distribution customers.
The major industries in which we operate are cyclical. Because our customers typically participate in a broad portfolio of industries, our experience has been that downturns in one industry sector may be mitigated, in part, by opportunities in another sector.
Our revenues by geographic region in our three most recent fiscal years approximated the following amounts:

	Year Ended August 31,
	2005		2004		2003
Geographic Region	In Millions	%	In Millions	%	In Millions	%
United States	$2,845.9	87%	$2,511.6	83%	$2,800.9	87%
Asia/Pacific Rim countries	227.5	7	223.4	8	219.9	7
Canada	13.7	—	13.4	1	72.9	2
United Kingdom and other European countries	59.1	2	96.3	3	101.8	3
South America and Mexico	20.3	1	7.2	—	14.7	—
Middle East	87.4	3	151.3	5	12.0	—
Other	12.0	—	12.6	—	15.8	1

Total revenues	$3,265.9	100%	$3,015.8	100%	$3,238.0	100%

Backlog
The following table breaks out backlog in the following industry sectors and business segments, geographic regions and status of contracts for the periods indicated.
Business Segments
Backlog by industry sector and segment is as follows (new operating segments):

	August 31,
	2005		2004
Industry Sector	In Millions	%	In Millions	%
Environmental and Infrastructure	$2,244.6	33%	$2,856.4	50%
Energy
E&C	1,970.1	29	964.8	17
Maintenance	973.6	15	1,140.3	20
F&M	55.5	1	71.6	1
Chemical
E&C	1,126.2	17	373.0	6
Maintenance	257.8	4	313.3	5
F&M	40.4	1	36.9	1
Other Industries
E&C	—	—	2.4	—
Maintenance	0.1	—	—	—
F&M	34.1	—	7.3	—

Total backlog	$6,702.4	100%	$5,766.0	100%

Backlog by industry sector and segment is as follows (former operating segments):

	August 31,
	2005		2004		2003
Industry Sector	In Millions	%	In Millions	%	In Millions	%
Environment and Infrastructure	$2,244.6	33%	$2,856.4	50%	$2,783.9	59%
Energy
ECM	2,943.7	44	2,105.1	37	1,352.2	28
F&M	55.5	1	71.6	1	47.5	1
Chemical
ECM	1,384.0	21	686.3	11	504.3	11
F&M	40.4	1	36.9	1	24.8	—
Other Industries
ECM	0.1	—	2.4	—	11.8	—
F&M	34.1	—	7.3	—	26.8	1

Total backlog	$6,702.4	100%	$5,766.0	100%	$4,751.3	100%

	August 31,
	2005		2004		2003
Geographic Region	In Millions	%	In Millions	%	In Millions	%
Domestic	$5,206.5	78%	$4,906.6	85%	$4,310.7	91%
International	1,495.9	22	859.4	15	440.6	9

Total backlog	$6,702.4	100%	$5,766.0	100%	$4,751.3	100%

	August 31,
	2005		2004		2003
Status of contracts	(In Millions)%		(In Millions)%		(In Millions)%
Signed contracts and commitments	$5,194.3	77%	$5,766.0	100%	$4,751.3	100%
Letters of intent	1,508.1	23	—	—	—	—

Total backlog	$6,702.4	100%	$5,766.0	100%	$4,751.3	100%

Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Backlog awards are evaluated by management, on a project by project basis, and are reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being cancelled.
We estimate that approximately 36% of our backlog at August 31, 2005 will be completed in fiscal 2006.

Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
E&I Segment — Our E&I segment’s backlog includes the value of awarded contracts and the estimated value of unfunded work of our consolidated subsidiaries and our proportionately consolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been at least partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year or two of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on our experience with similar awards or similar customers and average approximately 75% of the total unfunded awards. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. Our backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
E&C Segment — We define our backlog in the E&C segment to include projects for which we have received a commitment from our customers of our consolidated subsidiaries and proportionately consolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a letter of intent, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated revenues, often based on engineering and design specifications that have not been finalized and may be revised over time.
Maintenance Segment — We define our backlog in the Maintenance segment to include projects for which we have received a commitment from our customers of our consolidated subsidiaries and proportionately consolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a letter of intent, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated revenues. Our backlog for maintenance work is derived from maintenance contracts and our customers’ historic maintenance requirements.
F&M Segment — We define our backlog in the F&M segment to include projects for which we have received a commitment from our customers. This commitment typically takes the form of a written contract for a specific project, a letter of intent, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project.
Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed.
Types of Contracts
Our work is performed under fixed-price contracts and cost-reimbursable contracts, both of which may be modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to a different contract type. We focus our engineering, procurement and construction activities on cost-reimbursable and negotiated fixed-price work, as defined below. We believe these types of contracts reduce our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts are generally obtained by direct negotiation rather than by competitive bid. When we negotiate any type of contract, we usually are required to accomplish the scope of work in the time allotted; otherwise we could be assessed damages which in some cases are limited to agreed-upon liquidated damages.
At August 31, 2005, approximately 70% of our backlog was comprised of cost-reimbursable contracts and 30% were fixed-price contracts.

Our fixed-price contracts include the following:
•	Firm fixed-price contract — A contract in which the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. As a result, we benefit from costs savings while generally being unable to recover any cost overruns on these contracts. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other events negotiated.

•	Maximum price contract — A contract which provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to adjustment by reason of our cost experience, but the adjustment would generally not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients. As a result, we partially benefit from cost savings while we generally are unable to recover cost overruns in excess of the ceiling price.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being units of work performed. Variations in unit-price contracts include the same type of variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and unit prices.
Our cost-reimbursable contracts include the following:
•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria including areas as quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our customers and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee consisting of two parts: (i) a fixed amount which does not vary with performance and (ii) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or below the target. In some contracts, we may agree to share cost overruns in excess of our fee which could result in a loss on the project.
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
Our continuing service agreements with customers expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments. Service agreements allow our customers to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for energy, chemical and refinery projects. In addition, while these agreements do not typically contain committed volumes, we believe that these agreements provide us with a steady source of new projects and help minimize the impact of short-term pricing volatility.

Customers and Marketing
Our customers are principally major multi-national industrial corporations, regulated utilities, independent and merchant energy providers, governmental agencies and equipment manufacturers.
For the year ended August 31, 2005, we had revenues from five commercial customers of approximately $763.9 million, which represented 23% of our total revenues. We also had total revenues from U.S. Government agencies or entities owned by the U.S. Government of approximately $1.0 billion (31% of our total revenues) that included E&I segment revenues totaling approximately $742.1 million (66% of E&I segment revenues).
Additionally, as of August 31, 2005, approximately 39% of our total backlog and approximately 92% of the E&I segment’s backlog is with U.S Government agencies or entities owned by the U.S. Government. Contracts with six separate commercial customers of the E&C segment represent approximately 39% of total backlog and 85% of E&C backlog at August 31, 2005.
For the year ended August 31, 2005, we had revenues from entities owned or controlled by Astoria Engineering of approximately $311.8 million, which represented approximately 27% of our E&C segment’s revenues and 10% of our total revenues.
We conduct our marketing efforts principally with an in-house sales force. In addition, we engage independent contractors as agents to market to certain customers and territories. We pay our sales force a base salary plus, when applicable, an annual bonus. We pay our independent contractors on a commission basis which may also include a monthly retainer.
Raw Materials and Suppliers
For our engineering, procurement and construction services, we often rely on third party equipment manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other market price fluctuations.
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
Our domestic subsidiary engineering and construction operations also maintain the required ASME certification (S stamp) and the National Board repair certification (R stamp) in addition to the ASME certifications (A, PP, & U stamps) and the National Board registration certification (NB stamp) for S, A, PP, and U stamped items.
In order to perform nuclear construction, fabrication, and installation activities of ASME III Code items such as vessels, piping systems, supports, and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required American Society of Mechanical Engineers (“ASME”) certifications (N, N3, NPT, & NA stamps)(NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) and National Board registration certification (NB stamp) for N & N3 stamped nuclear components.

The Laurens, South Carolina facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear energy plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material. This facility is also registered by the International Organization of Standards (ISO 9002). Substantially all of our North American engineering operations, as well as our UK operations, are also registered by the International Organization of Standards (ISO 9001).
Patents, Trademarks and Licenses and Other Intellectual Property
We have several items that we believe constitute valuable intellectual property. We consider our computerized project control system, SHAW-MAN™, and our web-based, earned value application, SHAWTRAC™, to be proprietary assets. We believe that our Stone & Webster subsidiary has a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program.
Through Badger Licensing, we have now expanded our proprietary technology licensing business through the recent acquisition of the Shell heritage Bisphenol A technology from Resolution Performance Products. Badger Licensing LLC, our joint venture with ExxonMobil Chemical, is now in a leading position to supply proprietary ethyl benzene, styrene, cumene and BPA technologies to the petrochemical industry. In the area of gas to liquids, we are the exclusive provider of front-end/basic engineering for Sasol’s Fischer-Tropsch technologies.
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
Competition
The markets served by both our E&C and E&I segments are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of regional, national and international companies are competing in the markets we serve, and certain of these competitors have greater financial and other resources. Further, we are a recent entrant into certain areas of these businesses, and certain competitors possess substantially greater experience, market knowledge and customer relationships.
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
Employees
At August 31, 2005, we employed approximately 19,000 employees, and approximately 1,600 of these employees were represented by labor unions pursuant to collective bargaining agreements. We also employ union labor from time to time on a project-specific basis. We believe current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.
At August 31, 2005, approximately 170 of our employees worked in our wholly-owned subsidiaries in Canada and approximately 240 in the United Kingdom.
Environmental Laws and Regulations
We are subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of hazardous materials and wastes and health and safety.

The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs with respect to environmental compliance have not been material, and we have not incurred any material environmental liability. However, we cannot assure you that we will not incur material environmental costs or liabilities in the future. For more information on the impact of environment regulation upon our businesses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Risk Factors.”
Item 2. Properties
Our principal properties at August 31, 2005 are as follows:

		Division	Owned vs.
Location	Description	Responsible	Leased
Baton Rouge, LA	Corporate Headquarters	Corporate	Leased
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Prairieville, LA	Pipe Fabrication Facility	E&C	Owned
Shreveport, LA	Manufacturing Facility	F&M	Owned
West Monroe, LA	Manufacturing Facility	F&M	Owned
Walker, LA	Manufacturing Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	Main	Owned
Tulsa, OK	Pipe Fabrication Facility	F&M	Owned
Clearfield, UT	Fabrication and Manufacturing	F&M	Leased
Troutville, VA	Manufacturing Facility	F&M	Owned
Derby, U.K.	Pipe Fabrication Facility	Main	Owned (1)
Shreveport, LA	Piping Components & Manufacturing	F&M	Owned
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Delcambre, LA	Manufacturing Facility	Main	Owned
Addis, LA	Fabrication Facility	F&M	Owned
Vacaville, CA	Fabrication Facility	F&M	Leased
Stoughton, MA	Office Building & Shared Facility	E&C/E&I	Leased
Cambridge, MA	Office Building	E&C	Leased
Houston, TX	Office Building	E&C	Leased
Centennial, CO	Office Building	E&I	Leased
Toronto, Canada	Office Building	E&C	Leased
Schnectady, NY	Office Building	E&C	Leased
Monroeville, PA	Office Building & Storage	E&I	Leased
Findlay, OH	Office Building & Storage	E&I	Leased
Knoxville, TN	Office Building & Laboratory	E&I	Leased
Walker, LA	Office Building & Warehouse	F&M	Leased
Askar (Middle East)	Land with Building	F&M	Leased
Concord, CA	Office Building	E&I	Leased
Decatur, GA	Warehouse	F&M	Leased
Charlotte, NC	Office Building	E&C	Leased
Irvine, CA	Office Building	E&I	Leased
New York, NY	Office Building	E&I	Leased
Pasco, WA	Office Building & Warehouse	E&C	Leased
Trenton, NJ	Office Building	E&I	Leased
Norwood, OH	Office Building	E&I	Owned
LaPorte, TX	Manufacturing Facility	Main	Owned
Milton Keynes, U.K.	Office Building	E&C	Leased
Houston, TX	Office Building	E&I	Owned

(1)	This property is currently owned; however, it is available for sale and we intend to lease it back, subsequent to sale.
In addition to these locations, we occupy other owned and leased facilities in various cities that are not considered principal properties. Portions of certain office buildings described above are currently being subleased for various terms. We consider each of our current facilities to be in good operating condition and adequate for its present use.

Item 3. Legal Proceedings
See Note 12 and Note 18 of our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.”
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2005.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Our common stock, no par value, is traded on the New York Stock Exchange (NYSE) under the symbol “SGR.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE for our two most recent fiscal years and for the current fiscal year to date.

	HIGH	LOW
Fiscal year ending August 31, 2004
First quarter	$13.96	$8.50
Second quarter	14.45	11.09
Third quarter	13.33	10.33
Fourth quarter	12.46	8.89
Fiscal year ending August 31, 2005
First quarter	$14.90	$10.29
Second quarter	20.90	14.73
Third quarter	23.30	17.60
Fourth quarter	22.72	16.14
Fiscal year ending August 31, 2006
First quarter (through October 27, 2005)	26.95	19.88
The closing sales price of the common stock on October 27, 2005, as reported on the NYSE, was $25.75 per share. As of October 27, 2005, we had 573 shareholders of record.
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
See Item 12, “Security Ownership of Certain Beneficial Owners and Management” with respect to information to be incorporated by reference regarding equity compensation plans.
Item 6. Selected Consolidated Financial Data
The following table presents, for the periods and as of the dates indicated, selected statement of income data and balance sheet data on a consolidated basis as adjusted for discontinued operations. The selected historical consolidated financial data for each of the five fiscal years in the period ended August 31, 2005 presented below has been derived from our audited consolidated financial statements. Ernst & Young LLP audited our consolidated financial statements for each of the four fiscal years ended August 31, 2005. Arthur Andersen LLP audited our consolidated financial statements for the one fiscal year ended August 31, 2001. Such data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended August 31,
					2001
					Restated
	2005	2004	2003	2002	(Unaudited)
		(1)(6)	(2)(6)	(3)(6)	(4)(7)
	(In Millions, Except Per Share Amounts)
Consolidated Statements of Operations
Revenues	$3,265.9	$3,015.8	$3,238.0	$3,131.4	$1,521.2

Income (loss) from continuing operations	$17.8	$(23.5)	$19.7	$96.2	$43.1

Basic income (loss) per common share before discontinued operations	$0.26	$(0.41)	$0.52	$2.36	$1.07

Diluted income (loss) per common share before discontinued operations	$0.25	$(0.41)	$0.51	$2.22	$1.03

Consolidated Balance Sheets
Total assets (7)	$2,070.7	$2,035.5	$1,992.8	$2,307.8	$1,708.6

Long––term debt and capital lease obligations, net of current maturities (5)	$24.7	$261.2	$251.7	$522.1	$512.9

Cash dividends declared per common share	$––	$––	$––	$––	$––

(1)	Includes the acquisition of certain assets of Energy Delivery Services, Inc., Coastal Engineering and Environmental Consultants Inc. and LFG&E International, Inc. in fiscal 2004 (see Note 4 of our consolidated financial statements).

(2)	Includes the acquisition of certain assets of Badger Technologies, Envirogen, Inc., and LFG&E International, Inc. in fiscal 2003 (see Note 4 of our consolidated financial statements).

(3)	Includes the acquisition of certain assets of the IT Group and PsyCor Inc. in fiscal 2002.

(4)	Includes the acquisition of certain assets of Scott, Sevin & Schaffer, Inc. and Technicomp, Inc. in fiscal 2001 and amortization of goodwill, net of tax, of $13.3 million ($0.33 per basic share and $0.32 per diluted share).

(5)	Fiscal 2003 excludes $260.0 million of current maturities of long-term debt consisting primarily of the LYONs convertible debt of $251.5 million.

(6)	Restated to reflect discontinued operations (see Note 19 of our consolidated financial statements).

(7)	Restated to reflect correction of expensing of non-compete clause of employment agreement (see Note 21 of our consolidated financial statements).
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
Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements
Set forth below is a discussion of the accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements.
Engineering, Procurement and Construction Contract and Environmental and Infrastructure Revenue Recognition and Profit and Loss Estimates Including Claims
A substantial portion of our revenue is derived from engineering, procurement and construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contracts or as combined contracts (i.e. one contract that covers engineering, procurement and construction or a combination thereof). We use accounting principles set forth in American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and other applicable accounting standards to account for our contracts. We recognize revenues for these contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are recognized when received.
Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. The costs attributable to change orders and claims being negotiated or disputed with customers, vendors or subcontractors or subject to litigation are included in our estimates of revenues when it is probable they will result in additional contract revenues and the amount can be reasonably estimated. Profit from such change orders and claims is recorded in the period such amounts are settled or approved. Backcharges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.
It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and gross profit for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. These adjustments are, in our opinion, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method discussed above for our contracts.
•	Revenues and gross profit from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contracts. Substantially all of our revenues from cost-reimbursable contracts are based on costs incurred plus mark-up and/or fees where applicable. Applying our revenue recognition practices to these types of contracts usually results in revenues being recognized as work is performed and costs are incurred and generally results in a reasonably consistent gross profit during most of the contract term.

Our cost-reimbursable contracts are sometimes structured as target-price contracts. Target-price contracts contain an incentive/penalty arrangement which results in our fee being adjusted, within certain limits, for cost under runs/overruns to an established target-price, representing our estimated cost and fee for the project. In addition, certain target-price contracts require that we share in cost overruns in excess of our fee which would result in a loss on the contract should such a level of cost overruns occur. Cost-reimbursable contracts generally provide for reimbursement of all of our costs, but generally limit our fee to a fixed percentage of costs or to a certain specified amount and often specify costs that are not reimbursable. Usually, target-price contracts are priced with higher fees than cost-reimbursable contracts because of the uncertainties relating to an adjustable fee arrangement or for the sharing of potential cost overruns in excess of the fee. Additionally, both the target cost and cost-reimbursable contracts frequently have other incentive and penalty provisions for such matters as schedule, testing and performance results.

Generally, the penalty provisions for our cost-reimbursable contracts are “capped” to limit our monetary exposure. Although we believe it is unlikely that we could incur losses or lose all of our gross profit on our cost-reimbursable contracts, it is possible for penalties to reduce or eliminate previously recorded profits. The incentive/penalty provisions are usually finalized as contract change orders either subsequent to negotiation with, or verification by, our customers.

Therefore, while cost-reimbursable contracts generally limit our risks on the related projects, we can and do incur losses on these contracts.

In most situations, the amount and impact of incentives/penalties are not, or cannot be, finalized until the completion stages of the contract, at which time we will record the adjustment amounts on a cumulative, catch-up basis.

•	We have a number of fixed-price contracts, for which the accuracy of gross profit is dependent on the accuracy of cost estimates and other factors.

The accuracy of the gross profit we report for fixed-price contracts is dependent upon the judgments we make with respect to our contract performance, our cost estimates, and our ability to recover additional contract costs through change orders, claims or backcharges to the customer, subcontractors and vendors. Many of these contracts also have incentive/penalty provisions. Increases in cost estimates, unless recoverable from claims or change orders, will result in a reduction in profit equivalent to the cost increase.

Disputes with other parties involved in the contract can and often do occur, which we refer to as claims. These disputes are generally the result of one party incurring costs or damages caused by another party during execution of the project. We may incur additional costs or be damaged and we may cause additional costs or damage other parties. The other parties include our customer on the contract, subcontractors and vendors we have contracted with to execute portions of the project and others. We may claim damages against others and others may claim damages against us. Collectively, we refer to disputes related to collection of these damages as “claims.” Claims include amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These claims against customers are included in our revenue estimates as additional contract revenues to the extent that contract costs have been incurred when the recovery of such amounts is probable. Backcharges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts is probable and the costs can be reasonably estimated.

•	Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. When estimating the amount of total gross profit or loss on a contract, we include claims related to our customers as adjustments to revenues and claims related to vendors, subcontractors and others as adjustments to cost of revenues when the collection is deemed probable and the amounts can be reasonably estimated. Including claims in this calculation ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded to the extent of costs incurred and include no profit until such time as they are finalized and approved. In most cases, the claims included in determining contract gross profit are less than the actual claim that will be or has been presented.

Claims are included in costs and estimated earnings in excess of billings on the balance sheet (see Note 18 of our consolidated financial statements for further discussion of our significant claims).
Other Revenue Recognition and Profit and Loss Estimates
Revenue is recognized from consulting services as the work is performed. Consulting services work is primarily performed on a cost-reimbursable basis. Revenues related to royalty use of our performance enhancements derived from our chemical technologies are recorded in the period earned based on the performance criteria defined in the related contracts. For running royalty agreements, we recognize revenues based on customer production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the customers’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured primarily by the percentage of costs incurred to date on engineering services to total estimated engineering costs. Under such agreements, revenue available for recognition on a percent complete basis is limited to the agreement value less a liability provision for contractually specified process performance guarantees. The liability provision is recorded in gross profit when, and if, the related performance testing is successfully completed.
We recognize revenues for pipe fittings, manufacturing operations and other services at the time of shipment or as services are performed.
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
For most housing privatization projects we provide operations management, development, and construction services through 50% owned entities (the Privatization Subsidiaries). These services are provided to the companies that hold the equity ownership in the housing and related assets (the Privatization Entities). Typically, the Privatization Subsidiary and the related military branch each own a portion of the Privatization Entity during the term of contract, which generally is 50 years. The Privatization Subsidiary recognizes revenues from operations management and related incentive fees as earned. The Privatization Subsidiary recognizes revenues on development and construction service fees on the percentage-of-completion method based on costs incurred to date compared with total estimated contract costs. We defer our economic ownership percentage of development and construction service fees and recognize those fees over the useful lives of the related capitalized improvements. We recognize earnings for our economic ownership percentage of the net earnings of the Privatization Entity. Because the Privatization Subsidiaries are unconsolidated subsidiaries, we record their results in earnings from unconsolidated entities (see Note 6 of our consolidated financial statements).
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts related to estimated losses that could result from the inability of certain customers to make required payments. We record to expense additions to the allowance for doubtful accounts based on management’s assessment of a specific customer’s inability to meet its financial obligations, and the balance of the allowance for doubtful accounts for the specific customer reduces the recognized receivable to the net amount we believe will be ultimately collected. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, further additions to the allowance for doubtful accounts, which would reduce our earnings, may be required. These increases to the allowance for doubtful accounts could be significant, depending upon the size of certain of our EPC contracts and the potential for us to perform a substantial amount of unreimbursed work on significant projects prior to customers notifying us of their intent not to pay the amounts due. Past-due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amounts due (see Note 1 of the notes to our consolidated financial statements).
Income Taxes
Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of August 31, 2005, we had gross deferred tax assets of $123.7 million, net of valuation allowance including $99.6 million related to net operating losses and tax credit carryforwards. As of August 31, 2005, we had a deferred tax asset valuation allowance of $25.7 million (see Note 9 of our consolidated financial statements).
Acquisitions — Fair Value Accounting and Goodwill Impairment
Goodwill represents the excess of the cost of acquired businesses over the fair value of their identifiable net assets. Our goodwill balance as of August 31, 2005 was approximately $506.5 million; most of which related to the Stone & Webster acquisition in fiscal 2000 and the IT Group acquisition in fiscal 2002 (see Note 7 to our consolidated financial statements).
We completed our annual impairment test during the third quarter of fiscal 2005 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that goodwill at March 1, 2005 was not impaired. We test goodwill for impairment at each of our reporting unit levels. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our reporting units based on estimated projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business and changes in our projected discounted cash flows, in addition to our stock price and market value of interest bearing obligations. We do not believe any events have occurred since our annual impairment test that would cause an impairment of goodwill. However, our businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of our businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and affect various debt covenants, could be required in such circumstances. Our next required annual impairment test will be conducted in the third quarter of fiscal 2006 unless indicators of impairment occur prior to that time.
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
Long-Lived Assets
We periodically assess the recoverability of the unamortized balance of our long-lived assets including intangible assets, including licenses, patents, technology and related processes, based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.
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
Retirement Benefits
Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plans are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on investments, or future salary costs, our future pension benefit expenses could increase or decrease. As of August 31, 2005, we had a minimum pension liability recorded of $33.6 million. This liability will likely require us to increase our future cash contributions to the plans.
General
Effective September 1, 2004, we segregated our business activities into four operating segments: E&C, Maintenance, E&I, and F&M. The primary change from our previously reported segments is the division of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment.
Environmental & Infrastructure
The E&I segment provides services which include the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management and other related services to non-environmental construction, watershed restoration and outsourcing privatization markets. On June 24, 2005, we sold Roche Ltd., Consulting Group, which offered services of studies and consultation, engineering-construction and project management in eastern Canada. The results of operations for this business are classified as discontinued operations in the statements of operations for fiscal 2005, fiscal 2004 and fiscal 2003.
Energy & Chemicals
The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the energy and chemical industries.
Maintenance
The Maintenance segment performs routine and outage/turnaround maintenance services, including restorative, repair, renovation, modification, predictive and preventative maintenance services, to customers in their facilities worldwide primarily in the energy, including nuclear, and chemical industries.
Fabrication, Manufacturing and Distribution
The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for industrial plants. On August 31, 2004, we sold our hanger engineering and pipe support businesses. These businesses designed, engineered and fabricated pipe hangers, mechanical scrubbers, and specialty stainless, alloy and carbon steel pipe fittings. The results of operations for the hanger engineering and pipe support businesses are presented as discontinued operations in the statements of operations for the years ended August 31, 2004 and 2003.

Our Business
A substantial portion of our revenues and profit, particularly for our E&C and E&I segments, is derived from engineering, procurement and construction (EPC) projects. Some of these projects may span several years from start to finish. We recognize revenues and profit for many of these contracts on the percentage-of-completion method which requires estimates of the total revenues and total costs at completion as well as the progress towards completion. Adjustments to such results can and do occur when identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the profit on the contract in that period. This can result in a material impact on our results for a single reporting period. Therefore, our discussion of results for each of our segments often includes discussion of significant changes in major projects and their impact on our results.
Comments Regarding Future Operations
Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities and plan to continue to do so. However, all comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.
Results of Operations
Effective September 1, 2004, we segregated our business activities into four operating segments (new operating segments): E&C, Maintenance, E&I, and F&M. The primary change from our previously reported segments is the division of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C Segment and Maintenance segment. We have also redefined our Power Generation industry to be Energy and our Process Industry to be Chemicals. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Relation Information,” we have restated fiscal 2004 results based on the new operating segments. However, due to the impracticality of restating all of the fiscal 2003 results because of the way the business was managed during fiscal 2003, we have only restated the revenues for fiscal 2003 based on the new operating segments. Thus, the comments and tables that follow compare revenues, gross profit (loss), gross profit (loss) percentages and backlog by operating segment for years ended August 31, 2005, 2004 and 2003 based on the following comparisons:
•	Fiscal 2005 versus fiscal 2004 based on new operating segments and on former ECM operating segment (excluding revenues)

•	Fiscal 2004 versus fiscal 2003, based on new operating segments (except E&C & Maintenance, which revenues only is presented) and on former ECM operating segment (excluding revenues)
We have reclassified certain prior period amounts to conform to the current period’s presentation.
Selected summary financial information for our operating segments, for the periods indicated (in millions, except for percentages):

	Year Ended August 31,
	2005	2004	2003
Revenues (new operating segments):
E&I	$1,120.1	$1,268.3	$1,149.0
E&C	1,170.4	980.6	1,382.9
Maintenance	774.4	586.6	457.4
F&M	201.0	180.3	248.7
Corporate	—	—	—

Total revenues	$3,265.9	$3,015.8	$3,238.0

	Year Ended August 31,
	2005	2004
Gross profit (new operating segments):
E&I	$116.9	$158.0
E&C	108.8	7.9
Maintenance	25.3	23.8
F&M	41.3	30.6
Corporate	0.1	—

Total gross profit	$292.4	$220.3

Gross profit percentage (new operating segments):
E&I	10.4%	12.5%
E&C	9.3	0.8
Maintenance	3.3	4.1
F&M	20.5	17.0
Corporate	—	—
Total gross profit percentage	9.0	7.3

	Year Ended August 31,
	2005	2004	2003
Gross profit (including former ECM segment):
E&I	$116.9	$158.0	$121.4
ECM	134.1	31.7	95.5
F&M	41.3	30.6	40.9
Corporate	0.1	—	—

Total gross profit	$292.4	$220.3	$257.8

Gross profit percentage (including former ECM segment):
E&I	10.4%	12.5%	10.6%
ECM	6.9	2.0	5.2
F&M	20.5	17.0	16.4
Corporate	—	—	—
Total gross profit percentage	9.0	7.3	8.0
Our revenues by industry sector were as follows (new operating segments for 2005 and 2004 and former ECM segment for 2003):

	Year Ended August 31,
	2005		2004		2003
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$1,120.1	34%	$1,268.3	42%	$1,149.0		35%
Energy
E&C	784.3	24	628.7	21	(a	)	—
Maintenance	529.4	16	426.1	14	(a	)	—
ECM	—	—	—	—	1,446.8		45
F&M	79.4	3	60.7	2	89.4		3
Chemical
E&C	367.4	11	310.6	10	(a	)	—
Maintenance	241.1	7	160.3	5	(a	)	—
ECM	—	—	—	—	322.7		10
F&M	85.4	3	73.3	3	117.8		4
Other Industries
E&C	18.7	1	41.3	1	(a	)	—
Maintenance	3.9	—	0.2	—	(a	)	—
ECM	—	—	—	—	70.8		2
F&M	36.2	1	46.3	2	41.5		1

Total revenues	$3,265.9	100%	$3,015.8	100%	$3,238.0		100%

(a)	Due to the impracticality of restating this line item, we have presented the combined results, as previously reported for the former ECM segment.
The following tables present our revenues by geographic region:

	Year Ended August 31,
	2005		2004		2003
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%
United States	$2,845.9	87%	$2,511.6	83%	$2,800.9	87%
Asia/Pacific Rim countries	227.5	7	223.4	8	219.9	7
Canada	13.7	—	13.4	1	72.9	2
United Kingdom and other European Countries	59.1	2	96.3	3	101.8	3
South America and Mexico	20.3	1	7.2	—	14.7	—
Middle East	87.4	3	151.3	5	12.0	—
Other	12.0	—	12.6	—	15.8	1

Total revenues	$3,265.9	100%	$3,015.8	100%	$3,238.0	100%

Backlog by industry sector and segment is as follows (new operating segments):

	At August 31,
	2005		2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,244.6	33%	$2,856.4	50%
Energy
E&C	1,970.1	29	964.8	17
Maintenance	973.6	15	1,140.3	20
F&M	55.5	1	71.6	1
Chemical
E&C	1,126.2	17	373.0	6
Maintenance	257.8	4	313.3	5
F&M	40.4	1	36.9	1
Other Industries
E&C	—	—	2.4	—
Maintenance	0.1	—	—	—
F&M	34.1	—	7.3	—

Total backlog	$6,702.4	100%	$5,766.0	100%

Backlog by industry sector and segment is as follows (former operating segments):

	At August 31,
	2005		2004		2003
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,244.6	33%	$2,856.4	50%	$2,783.9	59%
Energy
ECM	2,943.7	44	2,105.1	37	1,352.2	28
F&M	55.5	1	71.6	1	47.5	1
Chemical
ECM	1,384.0	21	686.3	11	504.3	11
F&M	40.4	1	36.9	1	24.8	—
Other Industries
ECM	0.1	—	2.4	—	11.8	—
F&M	34.1	—	7.3	—	26.8	1

Total backlog	$6,702.4	100%	$5,766.0	100%	$4,751.3	100%

Backlog by status of contract:

	At August 31,
	2005		2004		2003
Status of contracts	(In Millions)%		(In Millions)%		(In Millions)%
Signed contracts and commitments	$5,194.3	77%	$5,766.0	100%	$4,751.3	100%
Letters of intent	1,508.1	23	—	—	—	—

Total backlog	$6,702.4	100%	$5,766.0	100%	$4,751.3	100%

Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Backlog awards are evaluated by management, on a project by project basis, and are reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being cancelled.
Fiscal 2005 Compared to Fiscal 2004
Executive Summary
Increased activity in the energy and chemical markets, consistent demand for clean air and fuels and transmission and distribution services, garrison support services, and disaster relief and construction services in the Southeast region of the United States in the first quarter of fiscal 2005 contributed to our overall revenue growth for fiscal 2005.
Gross profit for fiscal 2005 significantly increased compared to fiscal 2004, which included a charge of $39.3 million related to the NEG projects. Excluding the NEG charge, gross profit for fiscal 2005 increased by $32.8 million as the result of increased construction activity in our energy and chemical projects, increased maintenance services for our energy and chemical customers, and increased profits on our manufacturing and distribution products. However, our E&I segment experienced a decrease in gross profit in fiscal 2005 due to a decline in the volume of its commercial services and of its federal project and environmental remediation services.

For fiscal 2005, general and administrative expense were 5.8% of revenues as compared to 7.0% for fiscal 2004, however there was a charge of $29.4 million in fiscal 2004 related to the accelerated depreciation of certain software assets, which when factored in resulted in, general and administrative expense as a percentage of revenues for fiscal 2005 were relatively consistent with fiscal 2004. In addition, other income and expenses for fiscal 2005 included a loss on the retirement of debt of $47.8 million and a decrease in interest expense of approximately $9.0 million for fiscal 2005 resulting from the repurchase of our Senior Notes during the third quarter of fiscal 2005 (see Note 8 of our consolidated financial statements). Our effective tax rate for fiscal 2005 also reflects a $6.9 million increase in our deferred tax asset valuation allowance (see Note 9 of our consolidated financial statements).
During fiscal 2005 and 2004, we sold two of our non-core businesses. Roche Ltd., Consulting Group, which was part of our E&I segment, was sold on June 24, 2005. Our hanger engineering and pipe support businesses, which were included in our F&M segment, were sold on August 31, 2004. Both are presented in discontinued operations in our consolidated financial statements.
Since August 31, 2004, our backlog has increased approximately $936.4 million or 16.2%. A significant portion of the increase is due to the growth of our fossil fuel EPC projects for multiple customers and chemical projects such as an ethylene plant and clean fuel projects in our E&C segment. New contracts for natural gas separation and a compression plant in our F&M segment accounted for a percentage of the increase; however, there were offsetting decreases due to steady execution of existing contracts without increases in scopes of current work, a minimal amount of new contract awards in our E&I segment and progress on existing contracts in our Maintenance segment.
We expect 2006 revenues from our Energy markets to increase and revenues from our Chemicals market to increase substantially. These end markets will drive increased revenues in our E&C, Maintenance and F&M segments which will increase gross profit overall. We also expect increases in revenues in our E&I segment driven by hurricane recovery and restoration work and expect increases in gross profit due to the higher revenues. Finally, we expect significant improvements in net income in fiscal 2006 compared to fiscal 2005, primarily due to higher revenues and gross profit, reduced interest costs from the reduction in our outstanding debt, offset by slightly higher general and administrative costs and the inclusion of expenses related to the expensing of unvested stock options to employees, which is required to commence in fiscal 2006.
Segment Analysis
New Operating Segments Presentation
E&I Segment
Revenues
The decrease of $148.2 million or 11.7% for fiscal 2005 as compared to fiscal 2004 was primarily attributable to:
•	a decrease in commercial services due to a significant project completed in 2004, which was not replaced in 2005 and a significant project provided significantly more volume in 2004 as compared to 2005, fewer Federal Government-based opportunities leading to a more competitive market for these opportunities, and our national commercial customers trending toward requesting bids on opportunities as opposed to issuing new awards under master service agreements;

•	a decrease in federal environmental remediation and property management services due to federal budget restrictions impacting environmental opportunities, less work being awarded under existing contracts and/or delays in funding under existing contracts; and

•	a decrease in our project services supporting the U.S. Government customers in Iraq due to delays in government funding combined with a competitive bid environment arising from changes in contracting vehicles to more fixed price opportunities.
These decreases in revenues were partially offset by increased garrison support and logistic support services for the U. S. Army and revenues earned providing disaster relief and construction services to federal customers in hurricane damaged areas.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2005 was $116.9 million or 10.4% as compared to $158.0 million or 12.5% for fiscal 2004.

The decrease in gross profit and gross profit percentage is due primarily to:
•	a decrease in commercial services, resulting from lower volume of work and recognition of contract losses on certain commercial construction projects of approximately $14.7 million in fiscal 2005, arising from project execution issues in the current fiscal year;

•	a decrease in project services supporting the U.S. Government customers in Iraq; and

•	a decrease in federal environmental remediation services due to less work being awarded under existing contracts and delays in funding; which were

•	offset by increased gross profit and gross profit percentage due to negotiation of restructuring costs proposed, finalization of sale/lease-back costs and their associated treatment, and other indirect rate negotiations, resulting in the application of revised government indirect rates to contract direct costs (discussed further below);

•	offset by increased gross profit and gross profit percentage due to a reduction in estimated costs to complete a major fixed price contract as a result of cessation of certain operations at the request of the customer which decreased our estimated project expenses as compared to the prior year for this project (discussed further below); and

•	offset by increased gross profit and gross profit percentage due to providing disaster relief and construction services to federal customers in hurricane damaged areas.
The revised government indirect rates discussed above increased fiscal 2005 gross profit by $15.9 million. This compares to a $3.0 million increase in gross profit in fiscal 2004 resulting from other matters impacting indirect rates. Of the amounts recognized in fiscal 2005 and fiscal 2004, $14.3 million and $0.4 million, respectively, were reductions of accruals recorded in the acquisition of the IT Group in fiscal 2002. By quarter, the net impact to fiscal 2005 of changes in the accruals was a net increase in gross profit of $11.7 million in the fourth quarter and $4.2 million in the third quarter ($5.6 million and $8.7 million, respectively, of which resulted from reductions of accruals recorded in the acquisition of the IT Group in fiscal 2002).
Our E&I segment recorded gross profit on a single major environmental remediation fixed-price contract of $19.2 million in fiscal 2005 and $15.1 million in fiscal 2004. The gross profit percentage recorded on this major project was significantly higher than the gross profit percentage reflected on other major E&I contracts in these periods. This project was completed in fiscal 2005.
Gross profit and gross profit percentage for fiscal 2005 and fiscal 2004 reflect a decrease in cost of revenues of $6.8 million and $8.2 million, respectively, for amortization of contract adjustments related to contracts acquired in the IT Group acquisition, and a $9.0 million decrease in cost of revenues for fiscal 2004 for the reduction of accrued contract losses related to contracts acquired in the IT Group acquisition.
Backlog
Backlog for the E&I segment was $2.2 billion as of August 31, 2005 compared to $2.9 billion as of August 31, 2004. The decrease in the E&I segment backlog since August 31, 2004 is primarily due to steady execution of existing contracts without commensurate increases in scope of work or new contract awards. The decrease existed in both mature and expiring contracts where new activity declined in favor of more recently executed contract vehicles. We experienced fewer proposal opportunities in the E&I federal and commercial sectors and a trend toward a more selective bid proposal process in the International and Commercial sectors and a trend toward highly selective bidding on lower profit multiple award construction contracts. Also, delays in funding for new government projects and a trend toward longer-term development phases where contract opportunities do arise, combined with being in a more competitive industry environment are factors driving the reduction in new contract awards. Finally, the opportunities associated with fiscal 2004 awards for services to U.S. Government customers in Iraq have been considerably lower than anticipated throughout fiscal 2005. As of August 31, 2005, the current contract backlog reflects expectations for fewer international requests for proposals, expectations for fewer contract opportunities with terms we would pursue and the removal of backlog associated with Roche Limited, Consulting Group, which was sold during the fourth quarter of fiscal 2005.
Subsequent to August 31, 2005, in the aftermath of Hurricane Katrina, E&I has received awards under contracts with FEMA and the U.S. Army, and has expanded capacity on the Army Corps of Engineers Disaster Relief Blue-Roof contract, to provide a full range of services supporting hurricane clean-up and recovery efforts. There is no significant revenue in our backlog estimates for the contracting activity that occurred as a result of Hurricane Katrina.
We anticipate fiscal 2006 revenues to be substantially higher than in fiscal 2005 as a result of the contracts and other surfacing market opportunities emanating from participation in Hurricane Katrina clean-up and recovery efforts, coupled with continuing new and ongoing environmental and infrastructure project activities domestically as well as internationally. These additional revenues are expected to result in higher gross profit; however, the E&I gross profit percentage is expected to remain constant, but could be different from our expectations due to governing contract terms, changes in the mix of work and the competitive environment in this industry sector.

E&C Segment
Revenues
The increase of $189.8 million or 19.4% in segment revenues for fiscal 2005 compared to fiscal 2004 is due to several factors including:
•	increased activity on major energy projects;

•	clean fuels projects and projects related to Clean Air Act regulations;

•	the inclusion of a full year of results of Shaw EDS operations, which was acquired in January 2004;

•	the fiscal 2004 charge on the Covert and Harquahala projects, which lowered revenues and gross profit; which was

•	partially offset by the scheduled completion of the ethylene plant in China and the sale of PTI in December 2004.
Gross Profit and Gross Profit Percentages
The increase in gross profit and gross profit percentage for fiscal 2005 compared to fiscal 2004 is due to increased project activity and profitability on major energy projects. The first quarter of the fiscal 2004 period reflects the loss recorded on the Covert and Harquahala EPC energy projects. Increases in gross profit were partially offset by the scheduled completion of the ethylene plant in China in spring 2005, the sale of PTI in December 2004 and an impairment charge recorded in the fourth quarter of fiscal 2005 related to the Pike equipment that had been received in settlement of claims during fiscal 2004 (see Note 5 and Note 7 of our consolidated financial statements).
Our gross profit for 2005 was positively impacted by $6.2 million reduction of accruals recorded in the acquisition of Stone & Webster due to favorable progress on a dispute with our customer on a major EPC project that was substantially completed prior to fiscal 2005. The positive impact of this event was offset by negative adjustments in 2005 of approximately $4 million to amounts expected to be recovered on our claims on major projects.
As major projects are completed and their project costs finalized, the E&C segment’s profits have been, and we expect will continue to be, positively or negatively impacted by contract completion negotiations with customers, subcontractors and vendors on such projects as well as the outcome of litigation and settlement discussions.
Gross profit and gross profit percentage for fiscal 2005 and fiscal 2004 reflect an increase (decrease in cost of revenues) of $2.7 million and $5.2 million, respectively, for amortization of contract adjustments related to contracts acquired in the fiscal 2000 Stone & Webster acquisition, and $2.9 million and $0.5 million for fiscal 2005 and fiscal 2004, respectively for the recognition of accrued losses related to contracts acquired in the Stone & Webster acquisition.
Backlog
E&C segment’s backlog has increased $1.8 million from August 31, 2004 due to growth in both our fossil fuel EPC and our chemical backlog. The fossil fuel backlog increased substantially due to awards relating to Flue Gas Desulphurization (FGD) for multiple customers, and a 600 megawatt coal unit designed to use circulating fluidized bed technology. Chemical backlog increased primarily as a result of a letter of intent for an ethylene plant in Saudi Arabia, and clean fuel projects in North America. This was offset by the result of scheduled progress on major gas-fired energy EPC projects in New York and Utah and completion of two chemical projects including the ethylene plant in China.
Throughout fiscal 2005 we experienced strong proposal activity in both the Energy and Chemical sectors. The strong proposal activity is consistent with the strong demand for FGD and coal energy capacity in the Energy sector and ethylene capacity in the Chemicals sector. A considerable amount of the Energy sector growth is expected to be in North America while the ethylene growth will be almost exclusively outside of North America. We believe we are well positioned both in terms of experience and customer base to capitalize on the growth areas of the current market and anticipate that our backlog will continue to remain at historically high levels in fiscal year 2006. We also anticipate that costs associated with damage sustained by Hurricanes Katrina and Rita on one of our EPC projects in south Louisiana will be recoverable from our customer under the provisions of the contract and that these costs will not have a material effect on our financial statements for fiscal 2006.

We expect revenues to continue to increase in our Energy business, primarily in FGD and coal EPC services, and our transmission line and plant services business. Revenues generated from gas-fired power plant EPC projects are expected to decline due to the scheduled completion of our major EPC projects in that business. Our Chemical business is expected to increase significantly due to ethylene and clean fuels projects. In association with these excepted revenue increases, we anticipate that gross profit percentage will slightly decline de to the shifting mix of project activity.
Maintenance Segment
Revenues
The increase of $187.8 million or 32.0% during fiscal 2005 compared to fiscal 2004 was primarily attributable to:
•	increase in activity and additional scope associated with the TVA nuclear restart project;

•	increase in maintenance services for several clients in the energy and chemical industries; and

•	the award of a new nuclear decommissioning project;

•	offset by decreasing activity at our UK subsidiary.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2005 was $25.3 million or 3.3% compared to $23.8 million or 4.1% for fiscal 2004. The increase in gross profit was due primarily to:
•	increase in maintenance services discussed above; and

•	a decrease in losses in our UK operations resulting from efforts to make those operations smaller, more productive and efficient.
The increase in gross profit during fiscal 2005 was partially offset by our agreement to perform additional tasks related to the TVA nuclear restart project that were previously not included in our scope of work. These additional tasks increased the contract value for the project by approximately 43% and added gross profit to our original project estimate. Due to the increase in the scope of the work on the project, our calculated percentage-of-completion at November 30, 2004 decreased as compared to the percentage-of-completion calculated as of August 31, 2004, which resulted in the temporary reversal of performance incentive revenues and gross profit in the first quarter of our fiscal 2005 that were previously recognized.
On the TVA nuclear restart project, we record material performance incentives based primarily on schedule and cost savings on the project that will be ultimately determined and paid at the completion of the project which we anticipate will occur in fiscal 2007. We record the estimated amount of performance incentives that we expect to be paid in revenue and unbilled receivables on the percentage-of-completion method of accounting based on costs incurred to date as a percentage of estimated total project costs at completion of the project. Due to the increase in the scope of work on the project, the incentive revenues are being recognized over larger estimated total project costs at completion, which is lowering the gross profit percentage on the project as compared with the prior year. However, the performance incentive revenues and gross profit amount reversed will be recognized as costs are incurred over the remaining contract term. Additionally, in conjunction with the increase in our scope of work, we reduced our estimate of the total performance incentives expected to be earned on the project resulting in a reversal of revenues and gross profit previously recognized. Although these reversals were offset by progress in percentage-of-completion achieved during the period, we recognized a net reduction in revenues and gross profit on the project of $4.5 million related to the performance incentive in the first quarter of fiscal 2005.
Backlog
Backlog decreased $222.1 million since August 31, 2004. The decrease in backlog is due to progress on existing contracts primarily offset by the additional scope of work on the TVA nuclear restart project as discussed above and other project awards in the nuclear energy and chemical industries. We believe our cross selling of maintenance services provide us with maintenance opportunities with existing customers. Additionally, we are targeting new customers in the nuclear energy industry, as well as the renewal of several current contracts in the chemical industry.

We anticipate revenues for the first quarter of fiscal 2006 to be higher than the fourth quarter of fiscal 2005 due to higher volumes of activity in the Fall months when energy needs are lower than any other time during the year. We also anticipate the gross profit percentage for the first quarter of fiscal 2006 will be higher than the same period in fiscal 2005 due to the reversal of revenues on the TVA Restart project discussed above. We expect revenues and gross profit percentage to be higher in fiscal 2006 than in fiscal 2005. We also anticipate costs associated with the damage sustained by Hurricane Katrina on our equipment in one of our southwest Louisiana fabrication facilities will be covered by insurance and that the overall loss, if any, will not be material the results of fiscal 2006.
F&M Segment
Revenues
The increase of $20.7 million or 11.5% during fiscal 2005 compared to fiscal 2004 was due to:
•	increase in fabrication revenues for the chemical industry, including chemical, petrochemical, and refinery;

•	increase in demand for our manufactured products as a result of world wide shortages of such products; and

•	increase in price of steel, which we are able to pass along to our customers.
Segment revenues exclude intersegment revenues of $27.4 million for fiscal 2005 compared to $10.9 million in fiscal 2004.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2005 was $41.3 million or 20.5% compared to $30.6 million or 17.0% for fiscal 2004. The increase in gross profit and gross profit percentage was due to:
•	increased gross profit being realized on the segment’s manufacturing and distribution products in late fiscal 2004 and during fiscal 2005; and

•	intersegment revenues as they are eliminated from the F&M segment consolidation while the related gross profit recognized remains with the F&M segment. The increase in gross profit percentage for fiscal 2005 includes 2.4% related to these intersegment gross profit.
Backlog
Backlog increased from $115.8 million as of August 31, 2004 to $130.0 million as of August 31, 2005. The increase in backlog reflects approximately $28 million in new contracts for an oil and gas customer for natural gas separation and a compression plant in Qatar. The increase in backlog was partially offset by work performed under existing contracts during the twelve months ended August 31, 2005. Increasing demand in the chemical industries coupled with a firming energy industry should lead to an approximately 10% to 15% increase in revenues in fiscal 2006. Gross profit are expected to remain at or near current rates, as capacity presently exists to absorb the increased activity.
General and Administrative Expenses, Interest Income, Interest Expense and Other Income (Expense)
General and administrative expenses were approximately $190.2 million in fiscal 2005 compared with approximately $211.9 million in fiscal 2004. Our general and administrative expenses for fiscal 2004 included amortization expense of $29.4 million related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems (see Note 7 to our consolidated financial statements). The $7.7 million increase during fiscal 2005, excluding the $29.4 million of amortization in fiscal 2004, is due to an increase in the accrual of employee bonuses, an increase in costs supporting our Sarbanes-Oxley compliance initiatives and an increase in the legal and consulting fees associated with the Securities and Exchange Commission informal inquiry, class action litigation and contract disputes and stock-based compensation expense. We anticipate that general and administrative expenses for fiscal 2006 will be slightly higher than fiscal 2005 due in part to the expensing of unvested stock options, which is required to commence in fiscal 2006.

For fiscal 2005, general and administrative expenses were 5.8% of revenues as compared to 7.0% for fiscal 2004. Without the additional amortization in fiscal 2004 of $29.4 million, general and administrative expenses were 6.1% of revenues in fiscal 2004.
Interest expense was approximately $29.2 million for fiscal 2005, compared to approximately $38.2 million for fiscal 2004. The decrease from the prior year reflects the decrease in our debt since fiscal 2004, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005 (see Note 8 of our consolidated financial statements). Interest income for fiscal 2005 increased to approximately $5.6 million as compared to $1.7 million for fiscal 2004, primarily as a result of interest earned on a larger restricted and escrowed cash account compared to fiscal 2004.
Other income and expense for fiscal 2005 included a loss of $47.8 million on the retirement of debt compared to $1.3 million in fiscal 2004.
Unconsolidated Entities, Discontinued Operations, Change in Exchange Rates, Other Comprehensive Income and Income Taxes
During fiscal 2005, we recognized earnings of $3.8 million as compared to earnings of $2.6 million for fiscal 2004 from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The increased earnings in fiscal 2005 reflect the increased activity in several of our unconsolidated entities related to military family housing privatization, maintenance services and environmental services.
Other comprehensive income (loss) changed from fiscal 2004 to fiscal 2005 as the result of a significant change in the minimum pension liability and the gain on our foreign currency transactions. The increase in minimum pension liability was primarily due to an adjustment in the mortality rate of the participants of our pension plans and a decrease in discount rate assumptions during fiscal 2005, while the change in our foreign currency transactions was caused by a fluctuating valuation of the U.S. dollar as primarily compared to the EURO and Great Britain’s Pound.
The losses from discontinued operations of $1.8 million, net of taxes for fiscal 2005, as compared to a loss of $2.4 million, net of taxes for fiscal 2004, reflect discontinued operations, contract termination costs, and other costs associated with the sale of Roche Limited, Consulting Group (Roche) and the sale of our hanger engineering and pipe support businesses during fiscal 2005 and fiscal 2004 (see Note 19 to our consolidated financial statements). We also had a gain of $0.4 million, net of tax, on the sale of Roche in fiscal 2005 and a $3.0 million impairment charge, net of tax, during fiscal 2004 in connection with the classification of our hanger engineering and pipe support businesses as assets held for sale.
Our effective tax rate was 53% and 32% for fiscal 2005 and 2004, respectively.
During the third quarter of fiscal 2005, we recorded a $6.9 million income tax expense to establish a valuation allowance for deferred tax assets related to our UK pension liability. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This expense has no impact on cash tax paid or our ability to deduct the related expenses to reduce future cash tax payable in the UK. Currently, UK tax laws do not provide an expiration date for net operating loss carryforwards; therefore these deductions can be carried forward indefinitely and used to offset future taxable income that we generate in the UK.
Although the deferred tax assets related to these pension liabilities were recorded to shareholder’s equity (through other comprehensive income) the accounting rules require that valuation allowances against those deferred tax assets be recognized as a charge through income tax expense.
Excluding the $6.9 million valuation allowance discussed above, our effective tax rate for 2005 was 36%. The increase over 2004 is due to the mix of foreign (including foreign export revenues) versus domestic work, and our assessment of our potential inability to utilize certain net operating losses in the foreseeable future that are being generated by some of our foreign subsidiaries.
We expect that our effective tax rate for 2006 will be approximately 37%, although the rate may vary depending primarily on the profitability of subsidiaries in certain foreign jurisdictions.
Former ECM Segment Presentation
Due to the impracticability of restating all of fiscal 2003 results because of the way that the business was managed during fiscal 2003, we have presented below gross profit (loss), gross profit (loss) percentages and backlog for the former ECM segment.

ECM Segment
Gross Profit and Gross Profit Percentages
Gross profit for fiscal 2005 was $134.1 million or 6.9% compared to $31.7 million or 2.0%. The increase in gross profit and gross profit percentage was due to:
•	increased profitability on energy projects;

•	settlement of a dispute with our customer on a major EPC project, which resulted in the release of accruals;

•	increase in maintenance services; and

•	a decrease in losses in our UK operations resulting from efforts to make those operations more productive and efficient.
The increase in gross profit during fiscal 2005 was partially offset by our agreement to perform additional tasks related to the TVA nuclear restart project that were previously not included in our scope of work as discussed above and an impairment charge recorded in the fourth quarter of fiscal 2005 related to the equipment that had been received in settlement of claims during fiscal 2004 (see Note 5 to our consolidated financial statements).
Backlog
ECM segment’s backlog has increased $1.5 billion or 55% from August 31, 2004 primarily due to growth in both our fossil fuel EPC and our chemical backlog. The fossil fuel backlog increased substantially due to awards relating to Flue Gas Desulphurization (FGD) for multiple customers, and a 600 megawatt coal unit designed to use circulating fluidized bed technology. Chemical backlog increased primarily as a result of a letter of intent for an ethylene plant in Saudi Arabia and clean fuel projects in North America. This was offset by the result of scheduled progress on major gas-fired energy EPC projects in New York and Utah and completion of two chemical projects, including the ethylene plant in China. We also experienced an increase in our backlog due to the increase in the scope of work associated with the TVA nuclear restart project and other project awards in the nuclear energy and chemical industries, offset by progress on existing maintenance service contracts.
Fiscal 2004 Compared to Fiscal 2003
Executive Summary
Reduction in the number of domestic new construction energy projects caused revenues to decrease from fiscal 2003 to fiscal 2004. However, this decrease was slightly offset by higher revenues from the transmission and distribution sector through our EDS acquisition in December 2003, and E&I service contracts supporting U.S. Government projects in Iraq. We also experienced increasing activity in our former ECM and E&I segments as reflected in the increase in the backlog amounts as of August 31, 2004 compared to August 31, 2003.
Gross profit for fiscal 2004 decreased compared to fiscal 2003 primarily as the result of charges related to the Covert and Harquahala projects and a decrease in the overall activity of the construction of new domestic energy plants.
For fiscal 2004, general and administrative expenses were 7.0% of revenues as compared to 5.8% for fiscal 2003, however there was a charge of $29.4 million in fiscal 2004 related to the accelerated depreciation of certain software assets, which when factored, general and administrative expenses as a percentage of revenue for fiscal 2004 were relatively consistent with fiscal 2003.
During fiscal 2004, we sold our hanger engineering and pipe support businesses, part of our F&M segment for $1.3 million in cash. In connection with this asset disposal, we recognized a $3.0 million, net of tax, impairment charge for fiscal 2004. The results of these businesses have been restated as discontinued operations.
Since August 31, 2003, our backlog increased significantly with new project awards including two EPC contracts in New York and Utah, desulphurization contracts for two customers, new contracts related to clean fuels emissions projects as well as increased awards on U.S. Government contracts in the Middle East.

Segment Analysis
New Operating Segment Presentation
E&I Segment
Revenues
The increase in revenuess of $119.3 million or 10.4% for fiscal 2004 as compared to fiscal 2003 is primarily attributable to:
•	an increase in project services supporting the U.S. Government customers in Iraq;

•	an increase in public works and logistic support services for the U.S. Army; and

•	an offset by a decrease in domestic federal remediation work.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2004 was $158.0 million or 12.5% as compared to $121.4 million or 10.6% for fiscal 2003.
The increase in gross profit and gross profit percentage is due primarily to:
•	a reduction in the estimated cost to complete a major fixed-price contract impacting gross profit in 2004;

•	a favorable contract settlement on a completed project in 2004;

•	favorable completion activities on a major time and materials project and revisions to cost estimates based on revised scope activities yielded additional gross profit in 2004;

•	a reduction in a warranty liability in 2004; and

•	an increase for a one-time reduction in an employee benefits accrual relating to a change in an employee benefits policy in 2004.
Gross profit and gross profit percentage for fiscal 2004 and fiscal 2003 reflect an increase (decrease in cost of revenues) of $8.2 million and $19.3 million, respectively, for amortization of contract asset/liability adjustments related to contracts acquired in the IT Group acquisition, and $9.0 million and $12.2 million for fiscal 2004 and 2003, respectively, for the recognition of accrued losses related to contracts acquired in the IT Group acquisition.
Backlog
Backlog for the E&I segment was $2.9 billion as of August 31, 2004 compared to $2.8 billion as of August 31, 2003. The increase is primarily attributable to a continuous backlog derived from our domestic commercial customers, increased awards for services to U.S. Government customers in Iraq, and the award of a world wide contract with related backlog. These increases were offset by scheduled work and completed projects during fiscal 2004.
E&C Segment
Revenues
The decrease in revenues of $402.3 million or 29.1% in segment revenues for fiscal 2004 compared to fiscal 2003 was due to the following factors:
•	the completion and winding-down of several domestic new construction energy plants that commenced prior to fiscal 2003, specifically the completion of gas-fired energy generation projects during fiscal 2003 and early fiscal 2004; and

•	an offset by an increase in revenues from engineering and procurement activities on the combined-cycle energy plants in Queens, New York and Mona, Utah and services to other customers related to the chemical industries and engineering services related to our proprietary technologies; and an increase in revenues for fiscal 2004 generated by our EDS operations acquired in the second quarter of fiscal 2004.
Maintenance Segment
Revenues
The increase of $129.2 million or 28.2% for fiscal 2004 compared to fiscal 2003 is primarily due to our involvement in a nuclear restart project and an increase in maintenance services related to multi-location service contracts signed with several customers during fiscal 2003.
Former ECM Segment Presentation
Due to the impracticability of restating all of fiscal 2003 results because of the way that the business was managed during fiscal 2003, we have presented below gross profit (loss), gross profit (loss) percentage and backlog for the former ECM segment.
ECM Segment
Gross Profit and Gross Profit Percentages
The decrease in gross profit and gross profit percentage for fiscal 2004 compared to fiscal 2003 was due primarily to:
•	a charge related to the Covert and Harquahala projects (the NEG projects) in fiscal 2004, a reduction in our estimated claims recovery, and an increase in estimated cost at completion related to the Harquahala project for costs related primarily to the duration of our involvement in start-up and on warranty related activities;

•	a negative impact related to a reduction of our incentive fee on a target-price contract to build a combined-cycle cogeneration facility near Philadelphia, Pennsylvania;

•	a reduction in our estimated claims recovery in the fourth quarter of fiscal 2004 on a UK construction project that was substantially complete in 2003;

•	pass-through equipment and other costs primarily on the energy plant project in Queens, New York; and

•	a decrease in activity in our UK construction operations.
Our profits for fiscal 2003 were positively impacted by gross profit recognition on certain projects that were substantially complete prior to fiscal 2003 due to favorable resolution of remaining estimated costs and exposures on such projects.
The decrease in gross profit and gross profit percentage for fiscal 2004 as compared to fiscal 2003 was partially offset by:
•	an increase in gross profit due to the increase in activity as we ramp up progress on two combined-cycle energy plants in Queens, New York and Mona, Utah;

•	an increase in profit related to sales of our proprietary technology from our Badger joint venture which we acquired in the third quarter of fiscal 2003;

•	an increase in activity on the TVA nuclear restart project beginning in the first quarter of fiscal 2004; and

•	the positive impact on gross profit from the acquisition of EDS which occurred in the second quarter of fiscal 2004.
Gross profit and gross profit percentage reflect an increase (decrease in cost of revenues) for amortization of contract liability adjustments related to contracts acquired in the fiscal 2000 Stone & Webster acquisition.

Backlog
ECM segment’s backlog increased $925.5 million or 49.5% from August 31, 2003 primarily due to growth in our fossil fuel EPC backlog. Our fossil fuel EPC backlog included the uncompleted portions of a fixed-priced EPC contract and a target-priced EPC contract to build gas-fired combined-cycle energy plants. Additionally, backlog increased due to a new customer contract for cleaner air emissions on four energy plants as well as the expansion of EPC services to an existing customer related to cleaner air emissions. Backlog also increased for the expansion of nuclear and chemical maintenance services to both new and existing customers.
F&M Segment
Revenues
The decrease in revenues of $68.4 million or 27.5% in fiscal 2004 as compared to fiscal 2003 is attributable to reduced domestic demand, primarily from energy customers, without material offsetting increases in other industry sectors. The chemical industry (chemical, petrochemical and refinery) comprises the majority of our fiscal 2004 revenues. Revenues in fiscal 2004 also include $5.1 million in revenue from Shaw-Nass Middle East, W.L.L. and our China joint venture which were consolidated effective May 31, 2004 in accordance with FIN 46(R). The China joint venture was subsequently deconsolidated effective August 27, 2004.
Gross Profit and Gross Profit Percentage
The reduced demand for the segment’s products and the increase in overall market competitiveness has had a negative impact on pricing which has impacted gross profit and gross profit percentage for fiscal 2004. This lower gross profit in fiscal 2004 was slightly offset by ceasing production at certain smaller facilities, consolidating operations, and implementing other cost savings programs for this segment.
Backlog
Backlog for this segment increased from $99.1 million at August 31, 2003 to $115.8 million at August 31, 2004. The increase in backlog reflected new contracts to chemical industry customers and the addition in backlog from Shaw-Nass Middle East, W.L.L., a non-wholly owned entity that was consolidated during fiscal 2004 in accordance with FIN 46(R). The increase in backlog was partially offset by work performed under existing contracts during fiscal 2004.
Unconsolidated Entities
During fiscal 2004, we recognized earnings of $2.6 million, net of tax as compared to a loss of $3.0 million, net of tax for fiscal 2003 from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. Included in the earnings of fiscal 2004 was $2.7 million related to the operations of Space Gateway, LLC, an unconsolidated joint venture acquired in the IT Group acquisition. In August 2004, we sold our interest for cash proceeds of $9.0 million and realized a gain on the sale of $0.8 million. The loss in fiscal 2003 includes a loss related to the winding down of operations for EntergyShaw.
General and Administrative Expenses, Interest Income, Interest Expense, Other Income (Expense), Income Taxes, and Other Comprehensive Income
General and administrative expenses were approximately $211.9 million in fiscal 2004 compared with approximately $187.4 million in fiscal 2003. Our general and administrative expenses for fiscal 2004 included amortization expense of $29.4 million related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems. The $29.4 million of accelerated depreciation included $10.2 million of amortization that would have been recorded on these assets in fiscal 2004 had we not accelerated the amortization resulting in a net increase of general and administrative expenses of $19.2 million for fiscal 2004.
Interest expense was approximately $38.2 million for fiscal 2004, compared to approximately $31.9 million for fiscal 2003. The increase over prior year was primarily due to the issuance on March 17, 2003 of approximately $253.0 million, 10.75% Senior Notes, partially offset by a reduction in interest expense related to LYONs repurchases with a total amortized value of approximately $530.6 million in late fiscal 2003 and throughout fiscal 2004. Our interest costs also included the amortization of loan fees associated with the Senior Notes, the LYONs and the Credit Facility, as well as unused line of credit and letter of credit fees, and therefore, our interest expense was higher than would be expected based on our borrowing levels and the stated interest rates.

Interest income for fiscal 2004 decreased to approximately $1.7 million as compared to $5.4 million for fiscal 2003, as a result of lower levels of invested funds due to use of working capital, acquisitions and cash paid for the repurchase of a portion of the LYONs.
The LYONs repurchases in fiscal 2004 resulted in a loss of approximately $1.3 million which included expenses and the write-off of unamortized debt issuance costs. We recognized a gain of $2.7 million on LYON repurchases in fiscal 2003.
We also recorded foreign currency transaction losses of $2.7 million in fiscal 2004, as compared to a gain of $0.1 million in fiscal 2003. These foreign currency transaction losses were primarily due to U.S. dollar denominated cash accounts held by our foreign subsidiaries whose functional currency strengthened compared to the U.S. dollar in fiscal 2004 and fiscal 2003. Although these foreign currency transaction gains (losses) were reflected in the statements of operations, substantially all of these gains (losses) did not directly impact our cash position on a consolidated basis.
Our effective tax rate was 32% for fiscal 2004 compared to 33% for fiscal 2003. Our tax rate was significantly impacted by the mix of foreign (including foreign export revenues) versus domestic work and deferred tax valuation allowances. We did not pay any federal income taxes in fiscal 2004 primarily because of a projected taxable loss for fiscal 2004 and the availability of operating losses resulting from the IT Group and Stone & Webster acquisitions. In fiscal 2004 and 2003, we recorded a valuation allowance of $6.4 million and $2.4 million, respectively, against certain foreign net operating loss carryforwards.
The loss from discontinued operations of $5.4 million, net of tax, in fiscal 2004 includes a $3.0 million, net of tax impairment charge related to an asset disposal plan of our hanger engineering and pipe support businesses within our F&M segment which were classified as discontinued operations. On August 31, 2004, the assets of these discontinued operations were sold for $1.3 million in net cash proceeds.
Liquidity and Capital Resources
Executive Summary
Cash flows from operations were positive during fiscal 2005 as compared to fiscal 2004 primarily due to net income for fiscal 2005 including a non-cash loss or retirement of debt, as compared to net loss for fiscal 2004. The improvement in cash flows from operations was offset by a significant use of cash in investing activities including net deposits into restricted and escrowed cash. Investing activities for fiscal 2005 also included cash proceeds from the sale of assets of Shaw Power Technologies, Inc. (PTI), Shaw Aiton Australia Pty. Limited, Roche Consulting, Group Limited, and other smaller foreign subsidiaries. Financing activities had a positive impact on cash flows, primarily as a result of our equity offering and proceeds from our revolving credit agreement offset by the repurchase of Senior Notes.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in million):

	August 31,
	2005	2004
New Credit facility	$40.9	$—
Foreign subsidiaries’ revolving lines of credit	0.1	2.5
Credit facilities of consolidated VIEs	6.3	3.5

Total outstanding	47.3	6.0
Less: current maturities	(6.4)	(6.0)

Total long-term revolving lines of credit	$40.9	$—

On April 25, 2005, we replaced our $300.0 million Credit Facility (Old Credit Facility), with a new five year $450.0 million Credit Facility (New Credit Facility). The New Credit Facility is subject to a borrowing base calculation as defined in the New Credit Facility agreement. The New Credit Facility is available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility, or $200.0 million, is available for revolving credit loans and the issuance of financial letters of credit.
The New Credit Facility is used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2005 and continuing into fiscal 2006, we periodically borrow under our New Credit Facility for our working capital needs and general corporate purposes.

On August 31, 2005, the interest rate on the outstanding balance of the New Credit Facility was 6.75%, with a weighted average interest rate, since inception of the facility, of 6.4%, and we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $243.6 million under our New Credit Facility as compared to $215.6 million as of August 31, 2004 under our Old Credit Facility.
The New Credit Facility contains certain financial covenants. As of August 31, 2005, we were in compliance with the covenants contained in the New Credit Facility.
Then, on October 3, 2005, we entered into an Amendment to our New Credit Facility to increase the revolving credit facility from $450.0 million to $550.0 million. The terms of which, are similar to the terms of the New Credit Facility of April 25, 2005, except that the availability for working capital needs was increased to $325.0 million. The following table presents our available credit under our New Credit Facility as of August 31, 2005 (in millions), which is subject to a borrowing base calculation as mentioned above:

New Credit
Facility
Total Credit Facility	$450.0
Less: outstanding performance letters of credit	197.6
Less: outstanding financial letters of credit	46.0
Less: outstanding revolving credit loans	40.9

Remaining availability for performance letters of credit	$165.5

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$200.0
Less: outstanding financial letters of credit	46.0
Less: outstanding revolving credit loans	40.9

Remaining availability for financial letters of credit and revolving credit loans	$113.1

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($450.0 million as of August 31, 2005) less outstanding performance letters of credit or the portion of the Credit Facility ($200.0 million as of August 31, 2005) available for financial letters of credit and revolving credit loans.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries excluding our VIEs (in thousands, except percentages):

	August 31,	August 31,
	2005	2004
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,253	$16,078
Outstanding:
Letters of credit	4,072	3,545
Short-term revolving lines of credit	57	2,474

	4,129	6,019

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,124	$10,059

Weighted-average interest rate	6.75%	4.25%
In December 2004, one of our consolidated VIEs expanded its existing credit facility to a total capacity of $18.1 million consisting of $9.1 million in committed short-term revolving lines of credit, $5.3 million in performance bond and letter of credit capacity and a term loan of $3.7 million. As of August 31, 2005, borrowings under the short-term revolving lines of credit and term loan were $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary but ranged from 6.25% to 6.5% as of August 31, 2005. We have provided a 50% guarantee related to this credit facility. As of August 31, 2004, this VIE had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75%.
See Note 8 to our consolidated financial statements for additional discussion of long-term debt and revolving lines of credit.
Liquidity
Our liquidity position is impacted by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution, if not replaced by advances on new projects, our cash position will be reduced. Cash is used to fund operations, capital expenditures, acquisitions, and debt service.

As of August 31, 2005, we had cash and cash equivalents of $215.5 million, which included $171.9 million of restricted and escrowed cash, and $113.1 million of availability under our $450.0 million Credit Facility to fund operations. In addition, as discussed above, in October 2005 we amended our Credit Facility to add additional capacity. We also have a shelf registration statement with $236.1 million available for the issuance of any combination of equity or debt securities if needed. Management believes that cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under Credit Facilities and, if necessary, available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.
Cash Flow for Fiscal 2005, 2004 and 2003
The following table sets forth the cash flows (in thousands):

	For the Year Ended August 31,
	2005	2004	2003
Cash flow provided by (used in) operations	$67,889	$(18,773)	$(198,236)
Cash flow provided by (used in) investing	(126,462)	(32,434)	40,854
Cash flow provided by (used in) financing	13,513	(39,448)	(65,021)
Cash from consolidation of variable interest entities previously unconsolidated	1,343	879	—
Effect of foreign exchange rate changes on cash	(1,194)	(1,519)	491
Operating Cash Flow
Net operating cash flows increased by $86.7 million from fiscal 2004 to fiscal 2005. This compares to a net increase of $179.5 million from fiscal 2003 to fiscal 2004. The increase in fiscal 2005 was primarily due to net income, losses on retirement of debt and significant cash that was provided by settlements on various claims and the receipt of proceeds from our EPC project in Astoria, New York partially offset by a decrease in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts. The increase in fiscal 2004 from fiscal 2003 was primarily the result of cash advances on the Astoria project and an increase in advanced billings and billings in excess of cost and estimated earnings on uncompleted contracts offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts, including claims.
In fiscal 2006, we expect during the first half of the year that our cash flows from operations will be negative primarily due to the completion of the Astoria project; however, by the end of the year, we expect that our operating cash position will be positive as we begin new EPC projects which will provide cash as down payments on projects. Our expectations may vary materially from what is actually received as the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash.
Investing Cash Flow
Cash utilized by investing activities increased $94.0 million from fiscal 2004 to fiscal 2005, as compared to a decrease of $73.3 million in cash provided by investing activities in fiscal 2003 to cash utilized by investing activities in fiscal 2004. Significant cash was used in fiscal 2005, primarily to fund the restricted and escrowed cash account associated with our EPC project to build a combined-cycle energy plant in Astoria, New York, which was partially offset by the sale of certain assets. Net activity of our marketable securities of $49.9 million and cash received from restricted and escrowed cash of $38.5 million helped to provide net cash inflows during fiscal 2003.
Financing Cash Flow
Net financing cash flows increased $53.0 million from fiscal 2005 to fiscal 2004 and $25.6 million from fiscal 2003 to fiscal 2004. Significant amounts of cash were provided by our stock offerings that occurred during fiscal 2005 and fiscal 2004 (see Note 2 of our consolidated financial statements), which were used to a majority of our Senior Notes and LYONs during fiscal 2005 and 2004, respectively. We also had proceeds of $41.2 million from our credit facilities during fiscal 2005. Finally, during fiscal 2003 we repurchased $47.8 million of our common stock.
Off Balance Sheet Arrangements
On a limited basis, performance assurances are extended to customers that guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, generally our maximum potential exposure would be the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
At August 31, 2005, we had performance based guarantees of approximately $3.1 million compared to $69.9 million at August 31, 2004 with respect to our unconsolidated joint ventures. We also had guaranteed $0.7 million of bank debt or letters of credit with respect to our unconsolidated joint ventures as of August 31, 2004, with no such guarantees as of August 31, 2005. We generally would be required to perform under these guarantees in the event of default by the joint venture.
During fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities. American Eagle Northwest, LLC related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the project for which the proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. We have recorded a $0.5 million liability and corresponding asset for these guarantees as of August 31, 2005.
During the third quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee a revolving line of credit of one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for helping the entity meet its working capital needs. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated at $1.8 million. As of August 31, 2005, we had recorded an immaterial liability and corresponding asset related to this guarantee.
During the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of August 31, 2005, we had recorded an immaterial liability and corresponding asset related to this guarantee.
Commercial Commitments
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2005, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$247.7	$113.3	$90.7	$7.2	$36.5
Surety bonds	420.8	403.8	3.4	—	13.6

Total Commercial Commitments	$668.5	$517.1	$94.1	$7.2	$50.1

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to August 31, 2005.
At August 31, 2004, we had both letter of credit commitments and bonding obligations as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$219.0	$13.2	$172.3	$10.8	$22.7
Surety bonds	438.3	362.9	53.8	0.1	21.5

Total Commercial Commitments	$657.3	$376.1	$226.1	$10.9	$44.2

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to August 31, 2004.

Of the amount of outstanding letters of credit at August 31, 2005, $197.6 million were issued to customers in connection with contracts (performance letters of credit). Of the $197.6 million, five customers held $138.5 million or 70.1% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $48.8 million. There were no draws under these letters of credit for fiscal 2005.
As of August 31, 2005 and 2004, we had total surety bonds of $420.8 million and $438.3 million, respectively. However, based on our percentage of completion on contracts covered by these surety bonds, our estimated potential liability as of August 31, 2005 and August 31, 2004 was $123.1 million and $173.8 million, respectively.
Fees related to these commercial commitments were $10.6 million for fiscal 2005 as compared to $9.3 million for fiscal 2004 and were recorded in the accompanying consolidated statements of operations.
See Note 8 to our consolidated financial statements for a discussion of long-term debt and Note 12 of our consolidated financial statements for a discussion of contingencies and commitments.
Aggregate Contractual Obligations
As of August 31, 2005 we had the following contractual obligations (in millions):

	Payments Due by Period
			Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$25.9	$4.1	$6.8	$15.0	$—
Capital lease obligations	4.8	1.9	2.2	0.7	—
Operating leases	256.3	52.9	84.9	65.2	53.3
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$287.0	$58.9	$93.9	$80.9	$53.3

As of August 31, 2004, we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$261.1	$4.6	$1.3	$3.8	$251.4
Capital lease obligations	6.8	2.1	3.0	1.7	––
Operating leases	283.1	58.9	88.3	61.8	74.1
Unconditional purchase obligations	––	––	––	––	––

Total contractual cash obligations	$551.0	$65.6	$92.6	$67.3	$325.5

The reduction in long-term debt reflects the repurchase of the Senior Notes with an amortized value of $235.7 million and an aggregate principal value of $237.9 million for a cost of $272.8 million during fiscal 2005. Capital lease obligations remained relatively flat for fiscal 2005 compared to fiscal 2004.
See Note 8 and Note 11 of our consolidated financial statements for a discussion of long-term debt and leases.
Also see Note 12 of our consolidated financial statements for a discussion of contingencies.
Recent Accounting Pronouncements
On October 22, 2004, the President signed the “American Jobs Creation Act of 2004” (the “Act”). On December 21, 2004, the FASB issued two FSP’s regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (“FSP SFAS No. 109-1”) and (2) the one-time tax benefit for the repatriation of foreign earnings (“FSP SFAS No. 109-2”). The guidance in the FSP’s applies to financial statements for periods ending after the date the Act was enacted.
FSP 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, “Accounting for Income Taxes.” We are currently evaluating the impact, if any, of FSP-109-1 on our consolidated financial statements.

FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We studied the provisions of the Act related to the repatriation of earnings and do not intend to repatriate any earnings as of August 31, 2005.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 will be effective for our 2006 fiscal year. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.
On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” (“SFAS 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with our first quarter of fiscal 2006. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact, if any, of FIN 47 on our consolidated financial statements.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123(R).
We have also decided that we will use the modified prospective method for our adoption of SFAS 123(R), and anticipate that the related compensation expense that will be recognized during fiscal 2006 will range from $7.0 million to $10.0 million. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2007. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
Effects of Inflation
We expect to continue to focus our operations on cost-reimbursable and negotiated fixed-price contracts. To the extent that a significant portion of our revenues are earned under cost-reimbursable type contracts, the effects of inflation on our financial condition and results of operations should be reduced. However, if we expand our business into markets and geographical areas where fixed-price work is more prevalent, inflation may begin to have a larger impact on our results of operations. To the extent permitted by competition, we expect to continue to emphasize contracts that are either cost-reimbursable or negotiated fixed-price. For contracts where we accept with fixed-price terms, we monitor closely the actual costs on the project as they compare to the budget estimates. On these projects, we also attempt to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of our industry, combined with the fluctuating demands and prices associated with personnel, equipment and materials we traditionally need in order to perform on our contracts, there can be no guarantee that inflation will not affect our results of operations in the future.
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
Demand for our products and services are cyclical and vulnerable to downturns in the industries to which we market our products and services.
The demand for our products and services depends on conditions in the environmental and infrastructure industry and the energy industry, which accounted for approximately 33% and 45%, respectively, of our backlog as of August 31, 2005, and, to a lesser extent, on conditions in the petrochemical, chemical and refining industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies.
Our results of operations have varied and may continue to vary depending on the demand for future projects from these industries.
The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.
As of August 31, 2005, our backlog was approximately $6.7 billion. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog.
Our backlog consists of projects for which we have signed contracts or commitments from customers. Commitments may be in the form of written contracts for specific projects, letters of intent, purchase orders, or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. Backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time. Backlog includes revenues for maintenance contracts that may not specify actual dollar amounts of maintenance work to be performed. For these contracts, backlog is based on an estimate of work to be performed based on our knowledge of customers’ historic maintenance requirements. The amount of future actual awards may be more or less than our estimates.
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
Backlog at August 31, 2005, included a major ethylene facility EPC project in Saudi Arabia for which we had a letter of intent at August 31, 2005. It also included a major fossil power facility EPC project in Louisiana for which we had a letter of intent at August 31, 2005, and executed an EPC contract in September 2005.
Reductions in backlog due to cancellation by a customer or for other reasons adversely affect, potentially to a material extent, the revenues we actually receive from contracts included in backlog. Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed, but typically we have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we were to experience significant cancellations or delays of projects in our backlog, our financial condition could be significantly adversely affected.
Backlog estimates are reviewed periodically and adjustments are made to the amounts included in backlog. Our backlog does not include any projects (funded or unfunded) that we expect will be performed more than five years after the date of our financial statements. The amount of future actual projects may be more or less than our estimates.
Our projects may encounter difficulties that may result in additional costs to us, reductions in revenues, claims, disputes or the payment of actual and/or liquidated damages.
Our projects generally involve complex design and engineering, significant procurement of equipment and supplies, and extensive construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes, and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we generally rely on third-party equipment manufacturers as well as third-party subcontractors to assist us with the completion of our contracts. In some cases, the equipment we purchase for a project or that is provided to us by the customer does not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer to complete the project and, in some cases, may require us to obtain alternate equipment at additional cost. Any delay by subcontractors to complete their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project, and other factors beyond our control may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. These delays and additional costs may be substantial, and we may be required to compensate the project customer for these delays. While we may recover these additional costs from the responsible vendor, subcontractor or other third-party, we may not be able to recover all of these costs in all circumstances. Many of our Engineering Procurement and Construction (EPC) projects involve design, engineering, procurement and construction phases that may occur over extended time periods, often in excess of two years.
For example, we recorded a $39.3 million pre-tax loss, net of tax for the first quarter of fiscal 2004 relating to two EPC projects for gas-fired combined cycle energy plants in Michigan and Arizona. The charges were the result of project completion delays.
In addition, certain contracts may require that our customers provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer may provide us with deficient design or engineering information or equipment or may provide the information or equipment to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. Our EPC project contracts generally require the customer to compensate us for additional work or expenses incurred due to customer requested change orders or failure of the customer to provide us with specified design or engineering information or equipment. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenues and gross profit that were recognized in prior periods. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.
Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.
As is more fully discussed in Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the

notes to our consolidated financial statements, a substantial portion of our revenues are recognized using the percentage-of-completion, or POC, method of accounting. This accounting method is standard for engineering, procurement and construction, or EPC, contracts. The POC accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from the contracts, and adjustments related to these incentives and penalties are recorded when known or finalized, which is generally during the latter stages of the contract. In addition, we record claims when we believe recovery or payment is probable and the amounts can be reasonably estimated. Actual collection or payment of claims could differ from estimated amounts.
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
Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio, and a defined minimum net worth. In addition, the defined terms used in calculating the financial covenants, in accordance with the Credit Facility, often require us to follow generally accepted accounting principles which requires the use of judgments and estimates, and may change from time to time based on new accounting pronouncements. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our Credit Facility.
A future breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we cannot assure you that we will be able to obtain the necessary waivers or amendments. In the event of any default not otherwise amended, the lenders there under will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, or require us to apply all of our available cash to repay these borrowings and cash collateralize any outstanding letters of credit at that time. If we are unable to repay borrowings with respect to our Credit Facility when due, the lenders there under could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If the indebtedness under our Credit Facility was to be accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full. As of August 31, 2005, we had $40.9 million outstanding borrowings under the Credit Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $243.6 million and indebtedness under our Senior Notes of $15.0 million.
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
Our Credit Facility contains certain restrictions on our ability to, among other things:
•	incur additional indebtedness or contingent obligations or issue preferred stock;

•	pay dividends or make distributions to our shareholders;

•	repurchase or redeem our capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into sale/leaseback transactions;

•	incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell and pledge assets; and

•	acquire the assets of, or merge or consolidate with, other companies or transfer all or substantially all of our assets.
Our Credit Facility requires us to achieve certain financial ratios, including a leverage ratio, a minimum fixed charge coverage ratio and a defined minimum net worth. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations. In addition, in order to remain in compliance with the covenants in our Credit Facility, we may be limited in our flexibility to take actions resulting in non-cash charges, including as a result of our settling claims. These covenants may impair our ability to engage in favorable business activities and our ability to finance future operations or capital needs.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility. See Risk Factor, “Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.”
Our indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and our Credit Facility.
As of August 31, 2005, we had total outstanding indebtedness of approximately $30.7 million, approximately $12.0 million of which was secured indebtedness, including obligations under capital leases. In addition, as of August 31, 2005, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $247.7 million were outstanding and we had borrowings of $40.9 million under our New Credit Facility. Our indebtedness could have important consequences, including the following:
•	it will require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of cash flow to fund acquisitions, working capital, capital expenditures and other general corporate purposes;

•	it will limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements and other purposes;

•	it will limit our flexibility in planning for, and reacting to, changes in our business;

•	it may place us at a competitive disadvantage if we are more highly leveraged than some of our competitors;

•	it may make us more vulnerable to a further downturn in the economy of our business; and

•	it may restrict us from making additional acquisitions or exploiting other business opportunities.
To the extent that new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase.

We are currently the subject of an informal inquiry by the SEC.
On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission, or SEC, that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the requests for information we have received to date appear to primarily relate to the purchase method of accounting for various acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. This review may have consequences independent of the inquiry, including restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation, which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings have been and could continue to be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
We have been named in various purported class action shareholder lawsuits and shareholder derivative lawsuits.
We, our directors and certain of our current and former officers have been named as defendants in various purported class action shareholder lawsuits and shareholder derivative lawsuits. A discussion of these lawsuits appears in Note 12 of our consolidated financial statements. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.
We are and will continue to be involved in litigation.
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occurs in connection with services performed relating to project or construction sites. Our contractual disputes normally involve claims relating to the performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. To date, we have been able to obtain liability insurance for the operation of our business. However, if we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity, which could impair our operations. See Note 12 and Note 18 of our consolidated financial statements.
Downgrades by rating agencies may require us to modify existing bonding facilities or obtain new bonding facilities.
In the event our debt ratings are lowered by Moody’s Investors Service or Standards and Poor’s in the future, those downgrades might make it harder for us to obtain surety bonding for new projects in the future, and we may be required to increase or provide cash collateral to obtain these surety bonds, which would reduce our available cash or availability under our Credit Facility. We anticipate any such new or modified bonding facilities would not be on terms as attractive as those we have currently and that we would also be subject to increased costs of capital and interest rates.
The nature of our contracts could adversely affect us.
Approximately 70% of our backlog as of August 31, 2005, was from cost-reimbursable contracts, the remaining 30% was from fixed-price contracts. Revenues and gross profit from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contracts. A significant number of our domestic piping contracts and substantially all of our international piping contracts are fixed-price. In addition, a number of the contracts we assumed in the Stone & Webster and IT Group acquisitions were fixed-price contracts, and we will continue to enter into these types of contracts in the future. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, benefit from costs savings and earnings from approved change orders; but we are generally unable to recover any cost overruns to the approved contract price. Under maximum price contracts, we share with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns. Contract prices are established based in part on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our business and results of our operations. Our profit for these projects could decrease or we could experience losses if we are unable to secure fixed pricing commitments from our suppliers at the time the contracts are entered into or if we experience cost increases for material or labor during the performance of the contracts.

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
We are a major provider of services to governmental agencies and therefore are exposed to risks associated with government contracting, including reductions in government spending, cancelled or delayed appropriations specific to our projects, heightened competition and modified or terminated contracts. For example, most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, who increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year and are not always guaranteed. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If legislative appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenues and profits from that contract. A reduction in spending by federal government agencies could also limit our ability to obtain additional contracts, which could have a material adverse effect on our business.
In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates a contract or fails to renew or extend a contract, our backlog may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. For the year ended August 31, 2005, 39% of backlog was generated from U.S. governmental agencies.
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
As a result of our government contracting business, we have been, are and will be in the future, the subject of audits and/or cost reviews by the Defense Contract Audit Agency, which we refer to as DCAA, or by other contracting and oversight agencies. This is especially true of the highly publicized emergency response services for hurricane disaster relief and reconstruction in the Gulf Coast which we have provided and will continue to provide during fiscal 2006. Additionally, we have been and may in the future be the subject of investigations by governmental agencies such as the Office of Inspector General of the Department of Defense. During the course of an audit, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards or regulatory and contractual requirements. Under the type of cost-reimbursable government contracts that we typically perform, only those costs that are reasonable, allocable and allowable are recoverable under the Federal Acquisition Regulation and Cost Accounting Standards. Such cost disallowances may result in adjustments to previously reported revenues.

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
In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs, and the amount of such additional costs could exceed projected profits. These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base. For examples of the kinds of claims which may result from liquidated damages provisions and cost overruns see Note 18 of our consolidated financial statements.
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
Possible cost escalation associated with our fixed-price contracts could negatively affect our profitability.
We estimate total contract costs in pricing our fixed-price contracts incorporating assumptions to address inflation and fluctuations in market price for materials. However, we can not predict these variable components with certainty as they relate to our pricing of fixed-price contracts. As a result, we may incur total costs that exceed original estimates due to increased materials, labor or other costs. These increased costs could contribute to a lower than expected return or losses on our projects that are not governed by escalation clauses.
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
The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we could incur costs that could have a material adverse effect on us. Further, our significant customers vary between years, and the loss of any one or more of our key customers could have a material adverse impact on us.
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
Many of our E&I segment customers attempt to shift financial and operating risks to the contractor, particularly on projects involving large scale cleanups and/or projects where there may be a risk that the contamination could be more extensive or difficult to resolve than previously anticipated. In this competitive market, customers increasingly try to pressure contractors to accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. Prior to our acquisition of the IT Group, the IT Group was involved in claims and litigation involving disputes over such issues. Therefore, it is possible that we could also become involved in similar claims and litigation in the future as a result of our acquisition of the assets of IT Group and our participation in separate environmental and infrastructure contracts.
Environmental management contractors also potentially face liabilities to third parties for property damage or personal injury stemming from exposure to or a release of toxic, hazardous or radioactive substances resulting from a project performed for customers. These liabilities could arise long after completion of a project. Although the risks we face in our anthrax and other biological agent work are similar to those faced in our toxic chemical emergency response business, the risks posed by attempting to detect and remediate these biological agents may include risks to our employees, subcontractors and those who may be affected should detection and remediation prove less effective than anticipated. Because anthrax and similar contamination is so recent, there may be unknown risks involved; and in certain circumstances there may be no body of knowledge or standard protocols for dealing with these risks. The risks we face with respect to biological agents may also include the potential ineffectiveness of developing technologies to detect and remediate the contamination, claims for infringement of these technologies, difficulties in working with the smaller, specialized firms that may own these technologies and have detection and remediation capabilities, our ability to attract and retain qualified employees and subcontractors in light of these risks, the high profile nature of the work and the potential unavailability of insurance and indemnification.
Over the past several years, the EPA and other federal agencies have significantly constricted the circumstances under which they will indemnify their contractors against liabilities incurred in connection with the investigation and remediation of contaminated properties under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, and similar projects.
We are exposed to certain risks associated with our integrated environmental solutions businesses.
Certain subsidiaries within our E&I division are engaged in two similar programs that may involve assumption of a client’s environmental remediation obligations and potential claim obligations. One program involves our subsidiary, The LandBank Group, Inc., or LandBank, which was acquired in the IT Group acquisition. Under this program, LandBank purchases and then remediates and/or takes other steps to improve environmentally impaired properties. The second program is operated by our subsidiary Shaw Environmental Liability Solutions, LLC, which plans to contractually assume responsibility for environmental matters at a particular site or sites and provide indemnifications for defined cleanup costs and post closing third party claims in return for compensation by the client. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of such properties, we may be required to clean up all contamination at these sites even if we did not place the contamination there. We attempt to reduce our exposure to unplanned risks through the performance of environmental due diligence, the use of liability protection provisions of federal laws like the Brownfields Revitalization Act and similar state laws and the purchase of environmental and cost cap insurance coverage or other risk management products. However, we cannot assure you that our risk management strategies and these products and laws will adequately protect us in all circumstances or that no material adverse impact will occur.
Our ability to be profitable in this type of business also depends on our ability to accurately estimate cleanup costs. While we engage in comprehensive engineering and cost analyses, if we were to materially underestimate the required cost of cleanup at a particular project, such underestimation could significantly adversely affect us. Further, the continued growth of this type of business is dependent upon the availability of environmental and cost cap insurance or other risk management products. We cannot be assured or provide assurance that such products will continue to be available to us in the future or, if it is available, at an economically feasible cost. Moreover, environmental laws and regulations governing the cleanup of contaminated sites are constantly changing. We cannot predict the effect of future changes to these laws and regulations on our LandBank and Environmental Liability Solutions businesses. In addition, prior to the IT Group acquisition, we had not previously conducted this type of business and we have had no material transactions in this business. Additionally, when we purchase real estate in this business, we are subject to many of the same risks as real estate developers, including the timely receipt of building and zoning permits, construction delays, the ability of markets to absorb new development projects, market fluctuations and the ability to obtain additional equity or debt financing on satisfactory terms, among others.
The limitation or the modification of the Price-Anderson Act’s indemnification authority could adversely affect our business.
The Price-Anderson Act, or PAA, comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors. Because we provide services for the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. Although the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry. The PAA’s ability to indemnify us with respect to any new facilities has reauthorized and extended through 2025. If the PAA’s indemnification authority is not applicable, our business could be adversely affected by either a refusal of operations of new facilities to retain us or our inability to obtain commercially adequate insurance and indemnification.
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
Our projects often involve highly regulated materials, including hazardous and nuclear materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain a permit and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to perform.
In addition, under CERCLA and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and these comparable state laws typically impose joint and several; strict liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party. The principal federal environmental, health and safety legislation affecting our operations and the operations of our clients include: the National Environmental Policy Act; the Resource Conservation and Recovery Act, or RCRA; the Clean Air Act; the Occupational Safety and Health Act; the Toxic Substances Control Act; the Federal Water Pollution Control Act; CERCLA; and the Superfund Amendments and Reauthorization Act, as each has been amended from time to time. Our foreign operations are also subject to similar governmental controls and restrictions relating to environmental protection.
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
The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of any future changes to these laws and regulations on us. We do not yet know the full extent, if any, of environmental liabilities associated with many of our recently acquired properties undergoing or scheduled to undergo site restoration, as well as any liabilities associated with the assets we acquired from Stone & Webster and IT Group. We cannot assure you that our operations will continue to comply with future laws and regulations and that such noncompliance would not significantly adversely affect us.

The level of enforcement of these laws and regulations also affects the demand for many of our services. The perception that enforcement of current environmental laws and regulations has been reduced has decreased the demand for some services. Future changes to environmental, health and safety laws and regulations or to enforcement of those laws and regulations could result in increased or decreased demand for some of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients’ views on the cost-effectiveness of remedies available under the changed laws and regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.
Development and construction risks and other risks associated with our military family housing privatization contracts could impact our profitability and a loss of our investment.
Development and construction activities conducted through various joint ventures with one strategic partner expose us to risks including:
•	we may be unable to obtain, or may be subject to delays in obtaining necessary permitting, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs;

•	we may incur construction costs related to new construction or renovations that exceed original estimates due to increased materials, labor or other costs. These increased costs could contribute to a lower than expected return and we may not be able to increase rents to compensate for the increase in construction costs annually;

•	we may be unable to complete construction of a property on schedule and meet financial goals for development; and

•	we may incur construction costs that are higher or have project delays if we are not successful in forming strategic alliances with key material suppliers and vendors.
Other risks directly associated with our dependence on the U.S. military include:
•	we may be unable to obtain the necessary levels of occupancy and rents, which could result in lower than expected returns and in some cases losses. Rents are determined by Congress annually through appropriations for Basic Allowance for Housing (BAH) for all of the branches of the U.S. military. We cannot assure you that the appropriations each year will occur on a timely basis, or that the amount of BAH appropriations will be sufficient to keep up with escalations in the cost of living expenses. Congress may change the law and the DOD can revise its procedures at any time. We cannot assure you that such changes will not be made and, if changes are made, such changes may have a material adverse effect on the level of our income generated by our privatization projects;

•	we cannot assure you that the military bases where we have military family housing projects will remain active or that their functions and/or staffing levels will not be materially reduced such that we will be unable to lease military family housing units to members of the U.S. military. The DOD has, from time to time, closed military bases and realigned and/or reduced the functions and staffing levels at certain bases under the Base Realignment and Closure (BRAC) initiative. These military family housing projects are supported by military residents based on current military needs and geographic deployment of the residents; and

•	we may not be able to close on our five remaining military family housing privatization projects as we have only been selected to receive the right to enter into exclusive negotiations and the award is subject to final approval from the U.S. military branch and Congress. Until final approval is obtained, which generally can last between six months to one year, we will incur costs associated with the development plan and design that may be significant. We cannot assure you that we will receive final approval and failure to recover these development costs may result in losses.
Ultimately, these risks could have an adverse effect on our profitability and expose us to possible losses as well as the loss of our investment in these military family housing privatizations. During fiscal 2005, we contributed $10.5 million to these housing privatizations.
Our working capital requirements may increase as a result of our work associated with the military family housing privatization market.
During fiscal 2005, there were no new contract awards to privatize military family housing with our joint venture partner, CEI, under the DOD’s Military Family Housing Privatization Initiative. During fiscal 2005, three of the five contracts awarded in fiscal 2004 were closed; one could close later in fiscal 2006, depending on pending resolution of BRAC determination, and one closed in fiscal 2004. One previously-awarded contract was cancelled, and then re-bid during fiscal 2005.

These privatization contracts require initial capital contributions in the early stages of the project and ultimately permanent financing from a third party lender. As of August 31, 2005, we were not scheduled to make any significant equity contributions during fiscal 2006. In addition, because occupancy rates and rents at a newly developed property may fluctuate depending on a number of factors, including market and economic conditions, we may be unable to meet our profitability goals for that property.
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
Due to the size of many engineering and construction projects, one or a few clients have in the past and may in the future contribute a substantial portion of our consolidated revenues in any one year or over a period of several consecutive years. For example, in fiscal 2005, approximately 51% of our revenues were generated from ten major customers including governmental and commercial. Similarly, our backlog frequently reflects multiple projects for individual clients; therefore, one major customer may comprise a significant percentage of backlog at a point in time. An example of this is the TVA, with which we have two contracts representing an aggregate of 8% of our backlog at August 31, 2005. Including our backlog from TVA, a Government-owned entity, backlog from the U.S. Government or U.S. Government-owned entities accounted for 39% of backlog at August 31, 2005.
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
Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.
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
In our E&I segment, we compete with a diverse array of small and large organizations, including national and regional environmental management firms, national, regional and local architectural, engineering and construction firms, environmental management divisions or subsidiaries of international engineering, construction and systems companies, and waste generators that have developed in-house capabilities. Increased competition in this business, combined with changes in client procurement procedures, has resulted in changes in the industry, including among other things, lower contract profits, more fixed-price or unit-price contracts and contract terms that may increasingly require us to indemnify our clients against damages or injuries to third parties and property and environmental fines and penalties. We believe, therefore, these market conditions may require us to accept more contractual and performance risk than we have historically accepted for the environmental and infrastructure segment to be competitive.
The entry of large systems contractors and international engineering and construction firms into the environmental services industry has increased competition for major federal government contracts and programs, which have been a primary source of revenue in recent years for our E&I business. There can be no assurance that our E&I segment will be able to compete successfully given the intense competition and trends in its industry.
In our E&C and Maintenance segments, we face competition from numerous regional, national and international competitors, many of which have greater financial and other resources than we do. Our competitors include well-established, well-financed concerns, both privately and publicly held, including many major energy equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and certain of our customers. The markets that we serve require substantial resources and particularly highly skilled and experienced technical personnel.
In our F&M segment, we face substantial competition on a domestic and international level. In the United States, there are a number of smaller pipe fabricators. Internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than we do.
Political and economic conditions in foreign countries in which we operate could adversely affect us.
Approximately 13% of our fiscal 2005 revenues and 17% of our revenues for fiscal 2004 were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. We have operations in the Middle East, China, South America and Europe. The services we provide to our customers in Iraq and other Middle East countries have created several challenges, including identifying and retaining the appropriate subcontractors, the recruiting of qualified personnel and the ability to retain them, the safety of our employees and subcontractors and the increased working capital demands. It is possible that our employees may suffer injury or death, repatriation problems or other unforeseen costs and risks in the course of their international projects, which could negatively impact our operations.
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
All or any of these matters could place us at a competitive disadvantage compared to competitors with more liquidity and could have a negative impact upon our financial condition and results of operations.
Foreign exchange risks may affect our ability to realize a profit from certain projects or to obtain projects.
We generally attempt to denominate our contracts in U.S. dollars; however, from time to time we enter into contracts denominated in a foreign currency. This practice subjects us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, matching the contract revenues currency with the contract costs currency or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions will not always eliminate all foreign exchange risks.
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

In addition, some of the former owners of companies we have acquired are contractually required to indemnify us against liabilities related to the operation of their companies before we acquired them and for misrepresentations made by them in connection with the acquisitions. In some cases, these former owners may not have the financial ability to meet their indemnification responsibilities. If this occurs, we may incur unexpected liabilities.
Any of these unexpected liabilities could have a material adverse effect on us and our financial condition.
If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $506.5 million as of August 31, 2005. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $191.6 million as of August 31, 2005, which are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination would require us to write off a substantial portion of our assets. Such a write off would negatively affect our earnings.
Difficulties integrating our acquisitions could adversely affect us.
From time to time, we have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. If we are unable to complete acquisitions we have identified, our business could be materially adversely affected. In addition, we may encounter difficulties integrating our future acquisitions and in successfully managing the growth we expect from the acquisitions. In addition, our expansion into new businesses, such as with our IT Group acquisition, may expose us to additional business risks that are different from those we have traditionally experienced. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, we could be materially adversely affected. Because we may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.
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
Additionally, we have developed construction and energy generation and transmission software which we believe provide competitive advantages. The advantages currently provided by this software could be at risk if competitors were to develop superior or comparable technologies.
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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing any appropriate changes to our internal controls if ever required may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We cannot be certain that these measures if ever required would ensure that we implement and maintain adequate controls over our financial reporting processes and related Section 404 reporting requirements if changes are made. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could affect our operating results or cause us to fail to meet our reporting obligations in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.
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
We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about our future maturities of principal for outstanding debt instruments (including capital leases) and fair value at August 31, 2005 (in millions):

	Expected Maturity Dates							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Long-term debt
Fixed rate	$5.9	$2.6	$2.5	$0.7	$15.0	$––	$26.7	$28.8
Average interest rate	5.2%	7.3%	4.8%	8.2%	10.8%	––	––
Variable rate	$0.1	$0.1	$3.7	––	$40.9	––	$44.8	$44.8
Average interest rate	6.8%	6.8%	6.8%	––	6.8%	––
Short-term line of credit
Variable rate	$6.4	––	––	––	––	––	$6.4	$6.4
Average interest rate	6.3%	––	––	––	––	––
At August 31, 2005, the interest rate on our primary Credit Facility was 6.75% with an availability of $113.1 million (see Note 8 of our consolidated financial statements for further discussion of our Credit Facility).
The estimated fair value of long-term debt and capital leases as of August 31, 2005 and 2004 was approximately $73.6 million and $253.8 million, respectively. The fair value of the convertible debt and Senior Notes as of August 31, 2005 was based on current market prices of such debt and based on the assumption that the recorded balances approximate fair value.

Foreign Currency Risks
The majority of our transactions are in U.S. dollars; however, certain of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage our risks associated with our operating activities when an operation enters into a transaction in a currency that is different from its local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. As of August 31, 2005, we had minimal forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from the commitments is not material to our results of operations or financial position (see Notes 1 and 17 of our consolidated financial statements).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A, that The Shaw Group Inc. and subsidiaries maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that The Shaw Group Inc. and subsidiaries maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Shaw Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2005 and our report dated November 1, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New Orleans, Louisiana November 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Shaw Group Inc. and subsidiaries at August 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with U. S. generally accepted accounting principles.
As discussed in Notes 1 and 21 to the consolidated financial statements, the consolidated financial statements have been restated.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana November 1, 2005

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2005 and 2004
(Dollars in thousands)
ASSETS

	2005	2004 Restated
Current assets:
Cash and cash equivalents	$43,646	$88,557
Restricted and escrowed cash	171,900	56,574
Accounts receivable, including retainage, net	418,035	451,393
Accounts receivable from unconsolidated entities	––	7,450
Inventories	97,684	80,073
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	395,124	384,011
Deferred income taxes	85,500	54,526
Prepaid expenses	6,280	10,755
Assets held for sale	9,520	1,784
Other current assets	27,131	23,683

Total current assets	1,254,820	1,158,806
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	34,871	25,689
Property and equipment:
Transportation equipment	11,351	5,249
Furniture, fixtures and software	89,771	86,386
Machinery and equipment	125,790	122,262
Buildings and improvements	51,542	56,415
Assets acquired under capital leases	5,731	5,756
Land	5,779	7,596
Construction in progress	9,623	8,045

	299,587	291,709
Less: accumulated depreciation	(142,051)	(122,221)

	157,536	169,488
Goodwill	506,453	522,783
Deferred income taxes	––	20,597
Other assets	116,975	138,173

	$2,070,655	$2,035,536

(Continued)
The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2005 and 2004
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2005	2004 Restated
Current liabilities:
Accounts payable	$323,403	$316,022
Accrued liabilities	155,911	157,930
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	274,198	357,472
Contract liability adjustments	6,936	17,347
Deferred revenue — prebilled	8,357	6,233
Current maturities of long-term debt	4,135	4,637
Short-term revolving lines of credit	6,367	5,983
Current portion of obligations under capital leases	1,854	2,113

Total current liabilities	781,161	867,737
Long-term revolving line of credit	40,850	––
Long-term debt, less current maturities	21,718	256,437
Obligations under capital leases, less current portion	2,973	4,736
Deferred income taxes	21,518	––
Other liabilities	42,642	19,641
Minority interest	15,240	10,614
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock, no par value, 200,000,000 shares authorized; 84,289,004 and 69,101,493 shares issued, respectively; and 78,957,349 and 63,769,838 shares outstanding, respectively	1,023,603	750,077
Retained earnings	263,812	247,436
Accumulated other comprehensive loss	(31,752)	(15,157)
Unearned stock-based compensation	(11,197)	(6,072)
Treasury stock, 5,331,655 shares	(99,913)	(99,913)

Total shareholders’ equity	1,144,553	876,371

	$2,070,655	$2,035,536

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

	2005	2004	2003
Revenues	$3,265,916	$3,015,813	$3,237,977
Cost of revenues	2,973,500	2,795,489	2,980,153

Gross profit	292,416	220,324	257,824
General and administrative expenses	190,248	211,914	187,418

Operating income	102,168	8,410	70,406
Interest expense	(29,225)	(38,190)	(31,884)
Interest income	5,571	1,718	5,406
Gain (loss) gain on retirement of debt	(47,772)	(1,325)	2,723
Foreign currency transaction gains (losses), net	919	(2,702)	135
Other income (expense), net	6,870	1,523	(12,905)

	(63,637)	(38,976)	(36,525)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	38,531	(30,566)	33,881
Provision (benefit) for income taxes	20,610	(9,901)	11,064

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	17,921	(20,665)	22,817
Minority interest, net of taxes	(3,915)	(5,455)	(169)
Earnings (losses) from unconsolidated entities, net of taxes	3,809	2,578	(2,979)

Income (loss) from continuing operations	17,815	(23,542)	19,669
Income (loss) from discontinued operations, net of taxes:
Income (loss) from operations	(1,795)	(2,438)	1,197
Gain (impairment) of discontinued operations	356	(2,995)	––

Income (loss) from discontinued operations, net of taxes	(1,439)	(5,433)	1,197

Net income (loss)	$16,376	$(28,975)	$20,866

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.26	$(0.41)	$0.52
Income (loss) from discontinued operations, net of taxes	(0.02)	(0.09)	0.03

Net income (loss)	$0.24	$(0.50)	$0.55

Diluted:
Income (loss) from continuing operations	$0.25	$(0.41)	$0.51
Income (loss) from discontinued operations, net of taxes	(0.02)	(0.09)	0.03

Net income (loss)	$0.23	$(0.50)	$0.54

Weighted average shares outstanding:
Basic	68,673	58,005	37,914
Diluted:
Stock options	921	—	441
Restricted stock	198	—	—

Total	69,792	58,005	38,355

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Restated
(Dollars in thousands, except share amounts)

					Unearned	Accumulated
	Common	Treasury	Common	Treasury	Stock-	Other		Total
	Stock	Stock	Stock	Stock	Based	Comprehensive	Retained	Shareholders’
	Shares	Shares	Amount	Amount	Compensation	Income (Loss)	Earnings	Equity
Balance, September 1, 2002, as previously reported	43,002,677	(2,161,050)	$494,581	$(52,076)	$––	$(16,193)	$265,945	$692,257
Adjusted for employment agreement							(10,400)	(10,400)

Balance, September 1, 2002, as restated	43,002,677	(2,161,050)	494,581	(52,076)	––	(16,193)	255,545	681,857
Comprehensive income:
Net income (loss)	––	––	––	––	––	––	20,866	20,866
Other comprehensive income:
Foreign translation adjustments	––	––	––	––	––	2,546	––	2,546
Change in unrealized net gain (losses) on hedging activities, net of tax expense of $2	––	––	––	––	––	(5)	––	(5)
Unrealized net gains on securities available for sale, net of tax expense of $241	––	––	––	––	––	385	––	385
Less: Reclassification adjustments for losses included in net income	––	––	––	––	––	(259)	––	(259)
Additional pension liability not yet recognized in net periodic pension expense, net of tax benefit of $3,728	––	––	––	––	––	(7,014)	––	(7,014)

Comprehensive income (loss)	––	––	––	––	––	––	––	16,519
Exercise of options	119,194	––	500	––	––	––	––	500
Tax benefit on exercise of options	––	––	51	––	––	––	––	51
Stock–based compensation	––	––	1,016	––	(216)	––	––	800
Purchases and retirement of treasury stock	––	(3,170,605)	––	(47,837)	––	––	––	(47,837)

Balance, August 31, 2003	43,121,871	(5,331,655)	$496,148	$(99,913)	$(216)	$(20,540)	$276,411	$651,890
Net income (loss)	––	––	––	––	––	––	(28,975)	(28,975)
Other comprehensive income:
Foreign translation adjustments	––	––	––	––	––	2,938	––	2,938
Change in unrealized net gain (losses) on hedging activities, net of tax expense of $2	––	––	––	––	––	222	––	222
Reduction in pension liability, not yet recognized in net periodic pension expense, net of tax of $936	––	––	––	––	––	2,223	––	2,223

Comprehensive income (loss)	––	––	––	––	––	––	––	(23,592)
Shares issued in public equity offerings	25,346,000	––	245,966	––	––	––	––	245,966
Exercise of options	38,750	––	191	––	––	––	––	191
Tax benefit on exercise of options	––	––	49	––	––	––	––	49
Stock-based compensation	594,872	––	7,723	––	(7,723)	––	––	––
Amortization of stock-based compensation	––	––	––	––	1,867	––	––	1,867

Balance, August 31, 2004	69,101,493	(5,331,655)	$750,077	$(99,913)	$(6,072)	$(15,157)	$247,436	$876,371
(Continued)
The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Restated
(Dollars in thousands, except share amounts)

					Unearned	Accumulated
	Common	Treasury	Common	Treasury	Stock-	Other		Total
	Stock	Stock	Stock	Stock	Based	Comprehensive	Retained	Shareholders’
	Shares	Shares	Amount	Amount	Compensation	Income (Loss)	Earnings	Equity
Net income (loss)	––	––	$––	$––	$––	$––	$16,376	$16,376
Other comprehensive income:
Foreign translation adjustments	––	––	––	––	––	(3,872)	––	(3,872)
Change in unrealized net gains (losses) on hedging activities, net of tax expense of $5	––	––	––	––	––	(210)	––	(210)
Additional pension liability, not yet recognized in net periodic pension expense, net of tax of $—	––	––	––	––	––	(12,513)	––	(12,513)

Comprehensive income (loss)	––	––	––	––	––	––	––	(219)
Shares issued in public equity offerings	14,067,500	––	260,270	––	––	––	––	260,270
Exercise of options	378,715	––	3,248	––	––	––	––	3,248
Tax benefit on exercise of options	––	––	563	––	––	––	––	563
Stock-based compensation	741,296	––	9,445	––	(9,134)	––	––	311
Amortization of stock-based compensation	––	––	––	––	4,009	––	––	4,009

Balance, August 31, 2005	84,289,004	(5,331,655)	$1,023,603	$(99,913)	$(11,197)	$(31,752)	$263,812	$1,144,553

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$16,376	$(28,975)	$20,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,183	60,002	44,022
(Income) loss from and (gain) impairment of discontinued operations, net of taxes	1,439	5,433	(1,197)
Provision (benefit) for deferred income taxes	11,273	(11,769)	8,951
Stock-based compensation expense	5,021	2,138	553
Accretion of interest on discounted long-term debt	264	2,136	9,508
Amortization of deferred debt issue costs	3,448	4,509	7,522
Amortization of contract adjustments	(11,098)	(13,409)	(26,823)
Provision for uncollectible accounts receivable	2,655	8,368	16,093
(Earnings) losses from unconsolidated entities, net of taxes	(3,809)	(2,578)	2,979
Foreign currency transaction (gains) losses, net	(919)	2,702	(135)
(Gain) loss on retirement of debt	47,772	1,325	(2,723)
Write-off of investments in securities available for sale and accounts and claims receivable from Orion, and other accounts receivable	––	––	12,395
Minority interest, net of taxes	3,915	5,455	169
Other	(2,555)	(1,490)	193
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	30,067	(9,007)	9,697
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(20,523)	(147,555)	17,647
(Increase) decrease in inventories	(17,616)	12,480	13,519
(Increase) decrease in other current assets	11,697	2,170	(25,558)
(Increase) decrease in prepaid expenses	4,292	14,781	38
(Increase) decrease in other assets	(9,948)	(16,457)	(35)
Increase (decrease) in accounts payable	10,908	(6,232)	(88,164)
Increase (decrease) in accrued liabilities	(2,199)	3,585	(26,413)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(82,049)	96,019	(193,960)
Increase (decrease) in deferred revenue-prebilled	2,359	(5,332)	(718)
Increase (decrease) in other long-term liabilities	35,936	2,928	3,338

Net cash provided by (used in) operating activities	67,889	(18,773)	(198,236)
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash surrendered	14,108	––	––
Purchases of businesses, net of cash received	––	(23,847)	(22,512)
Purchase of property and equipment	(30,201)	(31,507)	(26,221)
Investment in and advances to unconsolidated entities and joint ventures	(13,335)	(8,426)	(3,328)
Distributions from unconsolidated entities	14,930	7,538	485
Deposits in escrowed cash for repurchase of LYONs	––	(23,229)	––
Withdrawal from escrow cash for repurchase of LYONs	––	23,229	––
Cash received from restricted and escrowed cash	212,474	168,196	38,465
Cash deposited into restricted and escrowed cash	(327,800)	(166,734)	––
Proceeds from sale of property and equipment	3,362	2,588	3,135
Proceeds from sale of assets held for sale	––	5,662	––
Proceeds from the sale of investment in an unconsolidated entity	––	9,000	––
Purchases of marketable securities, held to maturity	––	––	(107,270)
Maturities of marketable securities, held to maturity	––	5,096	157,126
Other	––	––	974

Net cash provided by (used in) investing activities	$(126,462)	$(32,434)	$40,854
(Continued)
The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2005	2004	2003
Cash flows from financing activities:
Purchase of treasury stock	$––	$––	$(47,837)
Repayment of debt and capital leases	(279,828)	(276,904)	(256,573)
Payments for financed insurance premiums	(10,582)	(8,892)	––
Proceeds from issuance of debt	3,726	1,724	251,020
Deferred credit costs	(4,886)	(2,551)	(12,241)
Issuance of common stock	263,849	246,157	500
Proceeds from revolving credit agreements, net	41,234	1,018	110

Net cash provided by (used in) financing activities	13,513	(39,448)	(65,021)

Cash from consolidation of variable interest entities previously unconsolidated	1,343	879	––
Effects of foreign exchange rate changes on cash	(1,194)	(1,519)	491

Net increase (decrease) in cash and cash equivalents	(44,911)	(91,295)	(221,912)
Cash and cash equivalents-beginning of year	88,557	179,852	401,764

Cash and cash equivalents-end of year	$43,646	$88,557	$179,852

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$40,206	$31,325	$2,577

Income taxes	$5,133	$1,220	$11,743

Noncash investing and financing activities:
Issuance of restricted stock	$9,445	$7,723	$––

Financed insurance premiums	$11,034	$6,266	$––

Transfer of acquired accounts receivables to seller — EDS acquisition	$––	$4,000	$––

Receivable for working capital adjustment — Badger Acquisition	$––	$1,800	$––

Property and equipment acquired through issuance of debt	$––	$603	$1,706

Repurchase of debt funded subsequent to balance sheet date	$––	$––	$20,648

The accompanying notes are an integral part of these consolidated statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation), our consolidated subsidiaries, consolidated variable interest entities, and in some cases the proportionate share of our investments in joint ventures. All material intercompany accounts and transactions have been eliminated in these consolidated financial statements. Effective May 31, 2004, we adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (VIEs),” for entities created prior to January 31, 2003 (see Note 6 to our consolidated financial statements).
Effective September 1, 2004, we segregated our business activities into four operating segments (new operating segments): Energy & Chemicals (E&C), Maintenance, Environmental & Infrastructure (E&I), and Fabrication, Manufacturing and Distribution (F&M). The primary change from our previously reported segments is the division of our former Engineering, Construction & Maintenance (ECM) segment into the newly created E&C segment and Maintenance segment.
During fiscal 2005, we discontinued our Roche Ltd., Consulting Group business, part of our E&I segment, and in fiscal 2004, we discontinued our hanger engineering and pipe support businesses in our F&M segment. The gain (impairment) on the disposal of these businesses and the results of their operations are presented as discontinued operations in our consolidated financial statements.
In addition, the results presented herein for fiscal 2004 and fiscal 2003 have been restated for the following two items:
•	as a result of the correction of our accounting treatment of our non-compete clause of an employment agreement with our Chief Executive Officer, which reduced retained earnings and other long-term assets and increased accrued liabilities, other current assets and current deferred income taxes; and

•	as a result of an accounting error, which was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a subsidiary acquired by Shaw in December of 2003, which effected fiscal 2004.
See Note 21 to our consolidated financial statements for further details.
Fiscal Year-End
We define our fiscal year as the period from September 1 to August 31.
Use of Estimates
In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management include the following:
•	contract revenues, costs and profits and the application of percentage-of-completion accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.
Nature of Operations, Operating Cycle and Types of Contracts
We are a global provider of services to the energy, chemical, and environmental and infrastructure industries. We are a vertically-integrated provider of comprehensive technology, engineering, procurement, construction, maintenance, pipe fabrication and consulting services to the energy and chemical industries. We are also a leader in the environmental, infrastructure and homeland security markets, providing consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.
We operate primarily in the United States, with foreign operations worldwide. Our services and products include consulting, project design, engineering and procurement, piping system fabrication, industrial construction and maintenance, facilities management and environmental remediation. Our operations are conducted primarily through wholly-owned subsidiaries and joint ventures.
Most of our work is performed under fixed-price contracts and cost-reimbursable contracts both of which may be modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to a different contract type. Assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period except for certain equipment acquired in settlement of a project related claim.
Our fixed-price contracts include the following:
•	Firm fixed-price contract — A contract in which the price is not subject to adjustment by reason of our cost experience or our performance under the contract. However, the price may be adjusted for changes in scope of work, new or changing laws, regulations or other items.

•	Maximum price contract — A contract which provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to adjustment by reason of our cost experiences but generally, the adjustment would not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share costs savings with our clients.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed.
Our cost-reimbursable contracts include the following:
•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. In addition, our costs are generally subject to review by our customers and such reviews could result in costs being disputed as not reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee consisting of two parts: (i) a fixed amount which does not vary with performance and (ii) an award amount based on the cost-effectiveness of the project. Target-price contracts also generally provide for sharing of costs in excess of or below the target. In some contracts, we may agree to share cost overruns in excess of our fee which could result in a loss on the project.
On any of the above contract types, we could also be assessed actual or liquidated damages for late delivery or failure to meet performance criteria.
Cash and Cash Equivalents
Highly liquid investments are classified as cash equivalents if they mature within three months of the purchase date.

Accounts Receivable and Credit Risk
We grant short-term credit to our customers. Our principal customers are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant energy producers and equipment manufacturers. Accounts receivable are based on contracted prices, and we believe that in most cases our exposure to credit risk is mitigated through customer prepayments, collaterization and guarantees.
Allowance for Doubtful Accounts
We estimate the amount of doubtful accounts based on our understanding of the financial condition of specific customers and for contract adjustments, to reflect the net amount expected to be collected. We establish an allowance for uncollectible accounts based on the assessment of the customers’ ability to pay. Accruals resulting from disputes or other negotiations which are established to reflect certain project related accounts receivable or claims at their net realizable values are included in billings in excess of costs and estimated earnings on uncompleted contracts. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due. Accounts receivable are presented net of the allowance for doubtful accounts on the accompanying consolidated balance sheets.
Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2005	2004
Beginning balance, September 1	$29,511	$32,661
Provision	2,655	8,368
Write offs	(11,123)	(13,119)
Fair value adjustments and reclassifications related to acquisitions and dispositions	(3,365)	2,276
Other	222	(675)

Ending balance, August 31	$17,900	$29,511

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted-average cost methods.
Property and Equipment
Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).
Depreciation is generally provided over the following estimated useful service lives:

Transportation equipment	5-15 Years
Furniture, fixtures and software	3-15 Years
Machinery and equipment	3-18 Years
Buildings and improvements	8-40 Years
The straight-line depreciation method is used for all assets. Assets acquired under capital leases are amortized over the shorter of the respective lease term or the estimated useful lives of the assets. We recorded depreciation and amortization expense of $27.7 million, $56.2 million and $42.7 million for the years ended August 31, 2005, 2004 and 2003, respectively, in cost of revenues and general and administrative expenses in the accompanying consolidated statements of operations related to our property and equipment. In fiscal 2004, depreciation and amortization expense included accelerated amortization of $29.4 million on certain software assets (see Note 7 of our consolidated financial statements for further details). From time to time, we will also capitalize certain interest costs; however, during fiscal 2005, 2004 and 2003 there were no material interest costs capitalized.
Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Joint Ventures
As is common in the engineering, procurement and construction industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies (or “joint ventures”). If a joint venture is determined to be a variable interest entity (VIE) and we are determined to be the primary beneficiary of that VIE because we are subject to a majority of the risk of loss from the VIE’s activities or entitled to receive the majority of the VIE’s residual returns or both, the joint venture is consolidated in accordance with the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Series Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (see Note 6 of our consolidated financial statements). If consolidation of the joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in our consolidated statements of operations (proportionate consolidation). The investments in these joint ventures as of August 31, 2005 and 2004 at $31.7 million and $22.6 million, respectively.
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
Goodwill, Other Intangibles and Contract Adjustments and Accrued Contract Losses
Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We evaluate historical and expected discounted operating cash flows of our reporting units to determine the future recoverability of goodwill on an annual basis. We also review goodwill for potential impairment whenever significant permanent changes in business segments or triggering events occur which might impair recoverability.
Included in other assets are intangible assets related to various licenses, patents, technology and related processes (see Note 7 of our consolidated financial statements). The costs of these assets are amortized on a straight-line basis over their estimated lives which range from three to fifteen years. Also included in other assets are intangible assets related to customer relationships acquired with the IT Group acquisition which are amortized over a ten-year period on a straight-line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
We have also recorded contract fair value adjustments and contract losses related to the IT Group and Stone & Webster acquisitions. Contract liability adjustments and accrued contract losses are recorded in current liabilities and contract (asset) adjustment are in other current assets on the accompanying consolidated balance sheets.
Contract liability (asset) adjustments related to the IT Group acquisition are amortized proportionately based on the projected revenues for the period as a percentage of the total projected revenues for the acquired contracts. The projected and total revenues for each period were established at the time of the acquisition when the contract liability (asset) adjustments were finalized and are not adjusted for changes, if any, in the revenues, costs or timing of the related projects. Contract liability adjustments related to the Stone & Webster acquisition are amortized as a reduction of cost of revenues to achieve the estimated market profit determined at the acquisition date for certain acquired contracts. The cost of revenues on each contract is reduced to achieve the estimated market profit until the accrued contract losses are depleted or the project is completed. In the period each contract is completed, the remaining unamortized accrued contract losses are reduced to zero (see Note 7 of our consolidated financial statements). The profit recorded in such periods may differ materially from the market profit estimated at the acquisition.

Engineering, Procurement and Construction Contract and Environmental and Infrastructure Revenue Recognition and Profit and Loss Estimates Including Claims
A substantial portion of our revenues is derived from engineering, procurement and construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contracts or as combined contracts (i.e. one contract that covers engineering, procurement and construction or a combination thereof). We use accounting principles set forth in American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and other applicable accounting standards to account for our contracts. We recognize revenues for these contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are recognized when received.
Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. The costs attributable to change orders and claims being negotiated or disputed with customers, vendors or subcontractors or subject to litigation are included in our estimates of revenues when it is probable they will result in additional contract revenues and the amount can be reasonably estimated. Profit from such change orders and claims is recorded in the period such amounts are settled or approved. Back charges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.
It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and gross profit for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. These adjustments are, in our opinion, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method discussed above for our contracts.
•	Revenues and gross profit from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contracts. Substantially all of our revenues from cost-reimbursable contracts are based on costs incurred plus mark-up and/or fees where applicable. Applying our revenue recognition practices to these types of contracts usually results in revenues being recognized as work is performed and costs are incurred and generally results in a reasonably consistent gross profit during most of the contract term.

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

Generally, the penalty provisions for our cost-reimbursable contracts are “capped” to limit our monetary exposure. Although we believe it is unlikely that we could incur losses or lose all of our gross profit on our cost-reimbursable contracts, it is possible for penalties to reduce or eliminate previously recorded profits. The incentive/penalty provisions are usually finalized as contract change orders either subsequent to negotiation with, or verification by, our customers.

Therefore, while cost-reimbursable contracts generally limit our risks on the related projects, we can and do incur losses on these contracts.

In most situations, the amount and impact of incentives/penalties are not, or cannot be, finalized until the completion stages of the contract, at which time we will record the adjustment amounts on a cumulative, catch-up basis.

•	We have a number of fixed-price contracts, for which the accuracy of gross profit is dependent on the accuracy of cost estimates and other factors.

The accuracy of the gross profit we report for fixed-price contracts is dependent upon the judgments we make with respect to our contract performance, our cost estimates, and our ability to recover additional contract costs through change orders, claims or backcharges to the customer, subcontractors and vendors. Many of these contracts also have incentive/penalty provisions. Increases in cost estimates, unless recoverable from claims or change orders, will result in a reduction in profit equivalent to the cost increase.

•	Disputes with other parties involved in the contract can and often do occur, which we refer to as claims. These disputes are generally the result of one party incurring costs or damages caused by another party during execution of the project. We may incur additional costs or be damaged and we may cause additional costs or damages other parties. The other parties include our customer on the contract, subcontractors and vendors we have contracted with to execute portions of the project and others. We may claim damages against others and others may claim damages against us. Collectively, we refer to disputes related to collection of these damages as “claims.” Claims include amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These claims against customers are included in our revenue estimates as additional contract revenues to the extent that contract costs have been incurred when the recovery of such amounts is probable. Backcharges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. When estimating the amount of total gross profit or loss on a contract, we include claims related to our customers as adjustments to revenues and claims related to vendors, subcontractors and others as adjustments to cost of revenues when the collection is deemed probable and the amounts can be reasonably estimated. Including claims in this calculation ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded to the extent of costs incurred and include no profit until such time as they are finalized and approved. In most cases, the claims included in determining contract gross profit are less than the actual claim that will be or has been presented.

Claims are included in costs and estimated earnings in excess of billings on the consolidated balance sheets (see Note 18 of our consolidated financial statements for further discussion of our significant claims).
Other Revenue Recognition and Profit and Loss Estimates
Revenue is recognized from consulting services as the work is performed. Consulting service work is primarily performed on a cost-reimbursable basis. Revenues related to royalty use of our performance enhancements derived from our chemical technologies are recorded in the period earned based on the performance criteria defined in the related contracts. For running royalty agreements, we recognize revenues based on customer production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the customers’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured primarily by the percentage of costs incurred to date on engineering services to total estimated engineering costs. Under such agreements, revenues available for recognition on a percent complete basis is limited to the agreement value less a liability provision for contractually specified process performance guarantees. The liability provision is recorded in gross profit when, and if, the related performance testing is successfully completed.
We recognize revenues for pipe fittings, manufacturing operations and other services at the time of shipment or as services are performed.
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
For most housing privatization projects we provide operations management, development, and construction services through 50% owned entities (the Privatization Subsidiaries). These services are provided to the companies that hold the equity ownership in the housing and related assets (the Privatization Entities). Typically, the Privatization Subsidiary and the related military branch each own a portion of the Privatization Entity during the term of contract, which generally is 50 years. The Privatization Subsidiary recognizes revenues from operations management and related incentive fees as earned. The Privatization Subsidiary recognizes revenues on development and construction service fees on the percentage-of-completion method based on costs incurred to date compared with total estimated contract costs. We defer our economic ownership percentage of development and construction service fees and recognize those fees over the useful lives of the related capitalized improvements. We recognize earnings for our economic ownership percentage of the net earnings of the Privatization Entity. Because the Privatization Subsidiaries are unconsolidated subsidiaries, we record their results in earnings from unconsolidated entities (see Note 6 of our consolidated financial statements).
Cost Estimates
Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs include charges for such items as facilities, engineering, project management, quality control, bid and proposals, and procurement.
General and Administrative Expenses
Our general and administrative (G&A) expenses represent overhead expenses that are not associated with the execution of the contracts. G&A expenses include charges for such items as business development, information technology, finance and accounting, human resources and various other corporate functions.
Financial Instruments, Forward Contracts — Non-Trading Activities
The majority of our transactions are in U.S. dollars; however, certain of our foreign subsidiaries conduct operations in the various foreign currencies. We use financial hedging instruments (generally foreign currency forward contracts) to manage foreign currency risks when our foreign subsidiaries enter into a transaction denominated in a currency other than their local currency.
We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services. The fair value of our hedges was not material at August 31, 2005 and 2004.
Other Comprehensive Income
SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company reports the cumulative foreign currency translation adjustments, the net after-tax effect of unrealized gains and losses on derivative financial instruments accounted for as cash flow hedges and available-for-sale securities and the minimum pension liability related to the Company-sponsored pension plans as components of other comprehensive income.
Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Canadian dollars, Venezuelan Bolivars, and the Euro). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders’ equity, in accordance with SFAS No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains or losses are credited or charged to income (see Note 17 of our consolidated financial statements). For the fiscal year ended August 31, 2005, 2004 and 2003, the cumulative foreign currency translation adjustments were ($3.9 million), $2.9 million, and $2.5 million, respectively.
Minimum pension liability adjustments are required to be recognized on the plan sponsor’s balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge (or benefit) to shareholders’ equity, net of tax, through comprehensive loss (or income). Amounts reflected in accumulated other comprehensive income or loss related to minimum pension liability, were ($12.5 million) and $2.2 million at August 31, 2005 and 2004, respectively.
Self Insurance
Our employee-related health care benefits program, workers’ compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through stop-loss insurance policies. The liabilities are based on claims filed and estimates of claims incurred but not reported. For the fiscal years ended August 31, 2005 and August 31, 2004, we recorded liabilities for unpaid and incurred but not reported claims totaling $14.5 million and $11.9 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.
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
The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation (in thousands):

	For the Year Ended August 31,
	2005	2004	2003
Net income (loss):
As reported	$16,376	$(28,975)	$20,866
Add: Stock-based employee compensation reported in net income (loss), net of taxes	3,465	1,539	359
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(11,099)	(10,290)	(8,565)

Pro forma	$8,742	$(37,726)	$12,660

Basic net income (loss) per share:
As reported	$0.24	$(0.50)	$0.55
Add: Stock-based employee compensation reported in net income (loss), net of taxes	0.05	0.03	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(0.16)	(0.18)	(0.23)

Pro forma	$0.13	$(0.65)	$0.33

Diluted net income (loss) per share:
As reported	$0.23	$(0.50)	$0.54
Add: Stock-based employee compensation reported in net income (loss), net of taxes	0.05	0.03	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(0.16)	(0.18)	(0.22)

Pro forma	$0.12	$(0.65)	$0.33

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended August 31,
	2005	2004	2003
Weighted average fair value at grant date for options granted during indicated period	$8.01	$6.45	$8.30
Dividend yield	0%	0%	0%
Expected volatility	65%	66%	67%
Risk-free interest rate	3.6%	3.4%	2.9%
Expected life of options (in years)	5	5	5
It is our general practice to issue stock options at the market value of the underlying stock, and therefore, no compensation expense is recorded for these stock options (see Note 15 of our consolidated financial statements).
Effective September 1, 2005, we will begin recording compensation expense based on the grant-date fair value of employee stock options in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)). We have decided that we will use the modified prospective method for our adoption of SFAS 123(R), and anticipate that the related compensation expense that will be recognized during fiscal 2006 will range from $7 million to $10 million. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Restricted Stock
The Company also issues restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of the restrictions, restricted shares must be returned to us related to these restricted stock grants. This unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to four years). As of August 31, 2005 and 2004, we have recorded unearned stock-based compensation of $11.2 million and $6.1 million as a component of shareholders’ equity (see Note 15 of our consolidated financial statements for further details).
Note 2 — Public Capital Stock Transactions
The following table represents the public capital stock transactions that have occurred during fiscal 2005 and fiscal 2004 (in thousands, except price per share amounts):

Date of Common Stock Issuance	April 2005	April 20, 2004	October 29, 2003
Number of shares issued	14,068	2,346	23,000
Price per share	$19.50	$12.35	$10.00
Net proceeds	$260,270	$28,492	$217,474
Transaction costs	$14,063	$391	$12,526
On October 29, 2003, we issued shares of common stock for the repurchase of our outstanding Liquid Yield Option™ Notes (LYONs).
On April 20, 2004, we issued shares of common stock to repurchase approximately $57.2 million of our outstanding LYONs pursuant to a tender offer on May 4, 2004. We financed the remainder of the repurchase with available cash on hand and the remaining proceeds from the October 29, 2003 offering.
Then, in May 2005, pursuant to a tender offer which commenced on May 5, 2005, we repurchased Senior Notes with the proceeds of our April 2005 common stock offering (see Note 8 of our consolidated financial statements). The April 2005 common stock issuance occurred on two separate dates, April 22, 2005 for 1.2 million shares and April 18, 2005 for 12.9 million shares.

Note 3 — Restricted and Escrowed Cash
As of August 31, 2005 and 2004, we had restricted and escrowed cash of $171.9 million and $56.6 million, respectively, which consisted of:
•	$170.8 million and $55.4 million, as of August 31, 2005 and 2004, respectively, in connection with the EPC project to build a combined-cycle energy plant in Astoria, New York, which we have joint authority with another party to the contract. All payments received from the project owner are deposited directly into a separate account (the Project Account) to be used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross profit on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has upon certain triggering events, sole control over the Project Account. Any withdrawals from this Project Account, excluding permitted withdrawals, require the approval of both the Guarantor and us. The project is scheduled to be completed in calendar 2006;

•	$1.1 million as of August 31, 2005, related to deposits designated to fund remediation costs associated with a sold property; and

•	$1.2 million as of August 31, 2004, related to a foreign project which required the deposit of advance payments by the customer into an escrowed cash account.
Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.
Note 4 — Acquisitions
SFAS No. 141, “Business Combinations,” requires that all acquisitions be recorded utilizing the purchase method of accounting which requires the cost of an acquired operation to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period generally does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted and reflected as an adjustment to goodwill. Likewise, to the extent such information becomes available after the allocation period, such items are generally included in our operating results in the period that the settlement occurs or information is available to adjust the original allocation to a better estimate. These future adjustments, if any, may materially favorably or unfavorably impact our future consolidated financial position or results of operations.
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
The following is a description of the various acquisitions that have occurred during the past three fiscal years.
Energy Delivery Services, Inc.
Effective December 31, 2003, we acquired all of the common stock of Energy Delivery Services, Inc. (EDS) from Duke Energy Global Markets, Inc. for a total purchase price, including direct acquisition costs, of approximately $22.4 million of which $18.4 million was paid in cash and $4.0 million was paid through a transfer of the ownership of a portion of EDS’s receivables to the seller. In connection with this acquisition, we also acquired equipment under capital leases of approximately $5.4 million which is reflected as a purchase price adjustment during the third quarter of fiscal 2004. EDS, renamed Shaw EDS, provides a full line of vertical services to utility companies seeking to upgrade, install and maintain their energy grids and is included in our E&C segment. During the second quarter of fiscal 2005, we finalized our purchase price allocation. The total purchase price of $22.4 million was allocated as follows: $11.8 million of goodwill, $0.9 million in other intangibles including tradename and customer relationships, $11.8 million in accounts receivable, $9.6 million of equipment, $0.5 million in other assets, $0.5 million in cash, $5.4 million in capital lease obligations and $7.3 million of other liabilities.

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
Badger Technologies
On April 17, 2003, we acquired substantially all of the assets of Badger Technologies from Washington Group International, Inc. for a total purchase price, including direct acquisition costs, of $16.2 million. We finalized the purchase price of Badger in April 2004, and recorded a reduction in the purchase price of $1.9 million as a result of final settlement of the minimum working capital terms of the agreement which was subsequently received prior to August 31, 2004. Badger Technologies develops, commercializes and licenses proprietary petrochemical and petroleum refining-related technologies. Badger Technologies is included in our E&C segment. Based on our final purchase price allocation, we recorded $4.0 million in goodwill, $10.5 million in patents related to certain process technologies acquired in the acquisition, $1.2 million in tradenames, $5.5 million in accounts receivable, $1.0 million in other assets and $6.0 million in liabilities.
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
LFG&E Acquisition
On November 14, 2002, our E&I segment acquired certain assets of LFG&E International, Inc. (LFG&E) for cash of approximately $1.2 million. Approximately $0.4 million of goodwill was recorded related to this transaction. LFG&E provides gas well-drilling services to landfill owners and operators. On September 30, 2003, we acquired certain additional assets and assumed certain liabilities of LFG&E for cash of approximately $2.2 million. During the first quarter of fiscal 2005, we finalized our purchase price allocation. The total purchase price was allocated as follows: $3.2 million in goodwill, $1.5 million in assets, $1.3 million in accounts payable and accrued liabilities and $1.2 million in contract liability adjustments.
Note 5 – Inventories, Other Assets and Other Liabilities
Inventories
The major components of inventories consist of the following (in thousands):

	August 31,
	2005			2004
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished goods	$33,553	$—	$33,553	$25,670	$—	$25,670
Raw materials	2,431	49,490	51,921	3,974	45,861	49,835
Work in process	1,579	10,631	12,210	722	3,846	4,568

	$37,563	$60,121	$97,684	$30,366	$49,707	$80,073

Other Assets
The following table summarizes the amounts that comprise the balance of other assets (in thousands):

	August 31,
	2005	2004
Power generation plant equipment and materials	$15,303	$23,854
LandBank assets	33,111	40,990
Intangible assets, other than contract (asset) adjustments, net	34,023	35,153
Employee receivables (See Note 16)	144	1,170
Notes receivable	12,792	6,936
Deposits	2,642	3,016
Real estate option	12,183	12,183
Deferred financing fees	3,706	11,306
Other	3,071	3,565

Total other assets	$116,975	$138,173

Power generation plant equipment and materials represent the value of the project site, land and materials and equipment which we obtained in settlement of our claim in the bankruptcy proceeding of our customer in November 2003. During fiscal 2004, we finalized the valuation of the materials and equipment. We recorded identifiable items at their estimated fair values. The site and land is recorded at a nominal value which is offset by an accrual representing our estimated liability for site restoration activities. Materials and equipment which are transferred to projects to which Shaw is a party to the contract are recorded at the previously established fair value. As equipment is sold to third parties, we recognize increases to or reductions in cost of revenues for the difference between the proceeds on the sales and the book values of the materials and equipment using the specific identification method. During fiscal 2005, we reviewed these assets for impairment and determined that the carrying value of these assets was greater than fair value, thus we recorded a $3.1 million impairment charge, which is reflected in other expense in our consolidated statements of operations. We also used $4.7 million of these assets as materials and equipment on projects for other customers and $0.8 million of these assets were returned to vendors during fiscal 2005.
LandBank assets represent the real estate owned by E&I through its subsidiary LandBank Group, Inc. (LandBank). LandBank acquires and remediates environmentally impaired real estate. The real estate is recorded at cost and the book value is increased as improvements are made to the assets. During the fourth quarter of fiscal 2005, we sold certain real estate assets associated with these LandBank assets for approximately $15.9 million and recognized a $2.2 million gain on the sale. The gain on the transaction is included in other income (expense) in the accompanying consolidated statements of operations for fiscal 2005 (see Note 12 of our consolidated financial statement for further details).
Intangible assets, other than contract (asset) adjustments consist of ethylene technology, certain petrochemical process technologies, patents, trade names and a customer relationship intangible. As of August 31, 2005 and 2004, technologies, patents and trade names totaled $32.1 million and $33.6 million, and customer relationship intangible totaled $1.9 million and $1.5 million, respectively (see Note 7 of our consolidated financial statements).
Notes receivable represent loans to members of Badger Licensing, LLC. Each quarter, loans are made to the members to cover their payroll and other expenses. The balances at the end of each fiscal year are repaid using the members’ annual distributions. In addition, as of August 31, 2005, we had also included a note receivable of $3.9 million associated with the sale of Roche Limited Consulting Group.
The real estate option was purchased in December 2001, for $12.2 million. The purpose of the option is to purchase certain real estate properties in Baton Rouge, Louisiana to support the future growth and operations of the company and expires on January 3, 2012. The real estate properties subject to the option include three commercial office buildings and two undeveloped parcels of land. The option agreement provides that we may purchase these properties in bulk for the sum of the appraised value of the developed properties and land value of the undeveloped properties at the time the option agreement was entered into plus the costs to develop the undeveloped properties (including a mark-up for builders’ profit) less the price paid for the option. The combined total purchase price for these properties is estimated to be $130.9 million at August 31, 2005.

As of August 31, 2005 and 2004, deferred financing fees represent unamortized deferred financing fees related to Senior Notes and Credit Facility totaling $3.7 million and $11.3 million, respectively (see Note 8 of our consolidated financial statements).
Other liabilities
The following table summarizes the amounts that comprise the balance of other liabilities (in thousands):

	August 31,
	2005	2004
Accumulated benefit obligations	$27,463	$13,567
Deferred rental expense and lease obligations	3,237	2,285
LandBank environmental remediation liabilities	9,738	2,326
Other	2,204	1,463

Total other liabilities	$42,642	$19,641

Accumulated benefit obligations consist of the accrued benefit costs for our three defined benefit plans for subsidiaries in the U.K. and Canada. At August 31, 2005 and 2004, the long-term portion of the accrued benefit costs for all three plans totals $27.5 million and $13.6 million, respectively. Including the current portion of $1.1 million and $1.5 million in accrued liabilities, the total amount of the accrued benefit costs is $28.6 million and $15.1 million at August 31, 2005 and 2004, respectively (see Note 15 of our consolidated financial statements).
For our leases on one facility and several airplanes, which include scheduled rent increases, we recognize rental expense on a straight-line basis in accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”
LandBank environmental remediation liabilities reflect both the estimated environmental remediation costs for real estate sold, but for which some level of remediation obligation is retained, and the estimated environmental remediation costs for properties held, if funds are recovered from transactions separate from the original real estate acquisition, to fund the environmental remediation costs estimated.
Note 6 –Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
The Company invests in and makes advances to consolidated entities, unconsolidated entities, joint ventures, and limited partnerships. Each of these entities are recorded in our consolidated financial statements based on the structure associated with each respective entity. These entities are accounted for as either variable interest entities (VIEs) as defined by FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” or as investments accounted for under the equity method, except for one entity which we account for at cost.
Variable Interest Entities
The following table represents the total assets and liabilities before intercompany eliminations of those VIEs for which we are the primary beneficiary, and therefore consolidate, and the total assets and liabilities before intercompany eliminations of those VIEs of which we are not the primary beneficiary and therefore do not consolidate (in thousands):

	As of August 31,
	2005	2004
Primary Beneficiary:
Total assets	$96,150	$47,590
Total liabilities	48,591	35,165
Not-primary Beneficiary:
Total assets	$897,380	$37,171
Total liabilities	814,023	13,670

The major captions of assets and liabilities, revenues, expenses and net income, after intercompany eliminations included in the consolidated financial statements are as follows (in thousands):

	As of August 31,
	2005	2004
Assets:
Cash	$20,413	$4,854
Accounts receivable	14,407	22,681
Cost and estimated earnings in excess of billings on uncompleted contracts	7,329	500
Inventories	4,787	6,119
Property and equipment	24,567	12,076
Other assets	22,736	6

Total assets	$94,239	$46,236

Liabilities:
Accounts payables and accrued liabilities	$21,432	$8,041
Billings in excess of cost and estimated earnings	6,088	12,513
Short-term line of credit	7,602	3,487
Long-term debt	6,672	4,970
Other liabilities	2,071	—

Total liabilities	$43,865	$29,011

Minority interest	$15,242	$8,497

	For the Year Ended
	August 31,
	2005	2004
Revenues	$24,510	$23,498
Expenses	19,441	17,928

Net income (loss)	$5,069	$5,570

The following is a summary of our significant VIEs at August 31, 2005:
Consolidated VIEs
•	In November 1993, Shaw-Nass Middle East, W.L.L. (“Shaw-Nass”) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We initially invested $0.3 million to acquire a 49% equity interest in the joint venture. Since November 1993, we have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. We have concluded that this entity does not have sufficient equity, and we are the primary beneficiary of this VIE as we are obligated to absorb the majority of the expected losses, if any, and have the right to the majority of the residual returns. We consolidated this entity and it is included in our F&M segment. This entity had total assets of approximately $23.1 million and total liabilities of $22.4 million as of August 31, 2005. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to Shaw-Nass, which totaled $3.5 million as of August 31, 2005.

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing LLC. We concluded that this entity was a VIE and that we were the primary beneficiary as we are obligated to absorb the majority of the expected losses, if any. This entity had total assets and liabilities of $45.9 million and $4.5 million as of August 31, 2005, respectively and is included in our E&C segment. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $20.7 million as of August 31, 2005 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb, estimated to be approximately $4 million annually.

•	In August 2004, Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. We have a 50% equity interest in this entity. This entity had total assets and liabilities of $8.2 million and $12.1 million, respectively as of August 31, 2005 reflected in our E&I segment. Our exposure to losses consists of our equity interest and note receivable with accrued interest totaling $14.1 million as of August 31, 2005.

•	In June 2003, we entered into a mentor-protégé relationship with Native American Services Corporation. The NASCENT joint ventures were collectively formed through this relationship for the purpose of competitive pursuit of project-specific property management job-order contract work. We have a 49% interest in each of the joint ventures. We have determined in the third quarter of fiscal 2005 that the NASCENT Group JVs are variable interest entities, and that Shaw is the primary beneficiary. The NASCENT Group JVs have total assets of $1.3 million and total liabilities of $1.0 million as of August 31, 2005, and these are reflected in the E&I segment. Our exposure to loss is limited to our equity interest of $0.1 million as of August 31, 2005.
Unconsolidated VIEs (Equity Method Accounting)
•	In February 2005, we contributed cash of $2.8 million to American Eagle Northwest, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for United States Navy personnel and their families under a design, build and rental housing contract in the State of Washington. American Eagle Northwest, LLC has a minority interest in Pacific Northwest Communities, LLC (PNC) of which the United States Navy has a majority interest. Under the arrangement, American Eagle Northwest, LLC is obligated to absorb the majority of the expected losses from PNC’s contract with the United States Navy; however, we are not the primary beneficiary of American Eagle Northwest, LLC. We also, along with our American Eagle Northwest, LLC equity partner, have guaranteed certain items of the performance of the entity under the contract with the United States Navy. We account for American Eagle Northwest, LLC under the equity method. As of August 31, 2005, our maximum exposure to loss consisted of our equity investment of $3.6 million and the exposure related to the guarantee (see Note 12 of our consolidated financial statements). In February 2005, American Eagle Northwest, LLC successfully obtained financing of approximately $226.0 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of August 31, 2005, this entity had total assets and liabilities of approximately $260.4 million and approximately $234.3 million, respectively.

•	In March 2005, we issued a guarantee to provide an equity contribution of $4.0 million to American Eagle Communities Midwest, LLC for a 50% equity interest. No liability was recorded related to this guarantee as of August 31, 2005. This entity was established to undertake the privatization of military family housing for United States Army personnel and their families under a design, build and rental housing contract in the State of Missouri. American Eagle Communities Midwest, LLC has a minority equity interest in Leonard Wood Family Communities, LLC (LWFC) of which the United States Army has a majority equity interest. Under the arrangement, American Eagle Communities Midwest, LLC is obligated to absorb the majority of the expected losses from LWFC’s contract with the United States Army; however, we are not the primary beneficiary of American Eagle Communities Midwest, LLC. We account for American Eagle Communities Midwest, LLC under the equity method. As of August 31, 2005, our maximum exposure to loss consisted of our guarantee of our equity contribution to be made at a future date. In May 2005, American Eagle Communities Midwest, LLC successfully obtained financing of approximately $212.9 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of August 31, 2005, this entity had total assets and liabilities of approximately $225.0 million and approximately $221.3 million, respectively.

•	In March 2005, we entered into an agreement with a third party to guarantee a revolving line of credit of one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million, and the guarantee expires in March of 2006. As of August 31, 2005, we have recorded an immaterial liability and corresponding asset related to this guarantee. Further, we concluded that this new guarantee did not make us the primary beneficiary, thus we continue to account for it as an equity investment. As of August 31, 2005, this entity had total assets and liabilities of approximately $11.9 million and approximately $10.3 million, respectively.

•	In June 2003, we contributed $3.2 million of cash to PFH Management, LLC for a 30% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build, and rental housing contract at Patrick Air Force Base, Florida. PFH Management, LLC has an 80% equity interest in Patrick Family Housing, LLC and is the general managing member for Patrick Family Housing, LLC. We account for PFH Management under the equity method. In April 2005, Patrick Family Housing, LLC, successfully obtained financing of approximately $75.4 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of August 31, 2005, our maximum exposure to loss consisted of our equity interest of approximately $3.2 million. As of August 31, 2005, this entity had total assets and liabilities of approximately $107.4 million and approximately $81.2 million, respectively.

•	In October 2004, we contributed cash of $5.0 million to Hanscom Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract twenty miles northwest of Boston, Massachusetts. Under the arrangement, Hanscom Family Housing, LLC is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. We account for Hanscom Family Housing, LLC under the equity method. As of August 31, 2005, our maximum exposure to loss consisted of our equity investment of $6.7 million. In October 2004, Hanscom Family Housing, LLC successfully obtained financing of approximately $168.2 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of August 31, 2005, this entity had total assets and liabilities of $189.3 million and $173.6 million, respectively.

•	In August 2004, we contributed cash of $3.8 million to Little Rock Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract in Little Rock, Arkansas. Under the arrangement, Little Rock Family Housing, L.L.C. is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. We account for Little Rock Family Housing, L.L.C. under the equity method. As of August 31, 2005, our maximum exposure to loss consisted of our equity interest of $4.6 million. In October 2004, Little Rock Family Housing, L.L.C. successfully obtained financing of approximately $65.3 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of August 31, 2005, this entity had total assets and liabilities of approximately $79.9 million and $68.7 million, respectively.
From time to time, we enter into joint ventures to bid and propose on specific contracts. If the contract is ultimately awarded to the joint venture entity, certain modifications to the operating agreements are often made and initial working capital investments are then made by each joint venture partner. If a contract is not awarded, the joint venture is dissolved. Typically, the activity in these joint ventures is limited to bid and proposal costs initially and are not material. We will continue to monitor these joint ventures, but will generally defer the decision as to whether these entities require consolidation under FIN 46 (R) until contracts are awarded.
Some of our unconsolidated entities have operating agreements that allow for changes in ownership interests and allocation of profits and losses if certain events should occur. These changes, should they occur, would require us to reconsider whether these entities meet the definition of a VIE as well as the determination of the primary beneficiary, if any, in accordance with FIN 46(R).
Unconsolidated Entities (including VIEs), Joint Ventures and Limited Partnerships
The following tables include summary financial information for our unconsolidated entities which are significant in the aggregate (in thousands):

	As of August 31,
	2005	2004
Current assets	$304,151	$76,872
Current liabilities	83,028	59,159

Working capital	$221,123	$17,713

Noncurrent assets	$703,199	$88,838

Noncurrent liabilities	$830,873	$74,331

	For the Year Ended
	August 31,
	2005	2004	2003
Revenues	$360,495	$297,399	$525,974

Gross profit (loss)	$50,279	$16,148	$67,246

Net income (loss)	$30,843	$3,503	$5,950

The above unconsolidated entities include both our Privatization subsidiaries and various other entities. Our privatization subsidiaries include American Eagle Northwest, LLC, American Eagle Communities Midwest, LLC, PFH Management, LLC, Hanscom Family Housing, LLC and Little Rock Family Housing, LLC. These companies have been established to privatize infrastructure assets for the Federal Government, which are held by the Department of Defense. For most housing privatization projects we provide operations management, development, and construction services through 50% owned entities (the Privatization Subsidiaries). These services are provided to the companies that hold the equity ownership in the housing and related assets (the Privatization Entities). Typically, the Privatization Subsidiary and the related military branch each own a portion of the Privatization Entity during the term of contract, which generally is 50 years. The Privatization Subsidiary recognizes revenues from operations management and related incentive fees as earned. The Privatization Subsidiary recognizes revenues on development and construction service fees on the percentage-of-completion method based on costs incurred to date compared with total estimated contract costs. We defer our economic ownership percentage of development and construction service fees and recognize those fees over the useful lives of the related capitalized improvements. We recognize earnings for our economic ownership percentage of the net earnings of the Privatization Entity. Because the Privatization Subsidiaries are unconsolidated subsidiaries, we record their results in earnings from unconsolidated entities.
We made $10.5 million in equity contributions to our housing privatization joint ventures during fiscal 2005 as compared to $6.9 million in fiscal 2004. We are not scheduled to make any significant equity contributions to the privatization joint ventures for fiscal 2006.
During the second quarter of fiscal 2005, we dissolved our EntergyShaw, LLC (“EntergyShaw”) joint venture; which had been created in fiscal 2001 to focus on the construction of energy plants in North America and Europe.
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
Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):

	August 31,
	2005	2004
Privatization entities	$19,441	$8,787
Other entities
Shaw-YPC Piping (Nanjing) Co., Ltd.	844	1,447
Stennis joint venture	4,584	3,928
Nordic	1,930	1,930
Duke Cogema S&W	383	839
Other	4,541	5,646

Total	31,723	22,577
Long-term advances to and receivables from unconsolidated entities (in thousands):
Shaw YPC Piping (Nanjing) Co. LTD	3,081	3,081
Other	67	31

	3,148	3,112

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$34,871	$25,689

Earnings (losses) from unconsolidated entities, net of taxes, are summarized as follows (in thousands):

	For the Year Ended
	August 31,
	2005	2004	2003
Privatization entities	$(343)	$1,789	$—
Other entities:
Shaw-YPC Piping (Nanjing) Co., Ltd	(626)	(737)	(250)
Stennis joint venture	664	1,178	1,180
Duke Cogema S&W	2,786	—	—
Other	1,328	348	(3,909)

Total earnings (losses) from unconsolidated entities, net of taxes	$3,809	$2,578	$(2,979)

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements as of August 31, 2005 and 2004 and for the three year period ended August 31, 2005 (in thousands):

					Shaw YPC
		Duke			Piping
	Privatization	Cogena		Entergy/	(Nanjing)
	Entities	S&W	Shaw-Nass	Shaw	Co. LTD	Other
Revenue from unconsolidated entities
2005	$519	$36,806	$—	$—	$—	$489
2004	388	34,018	—	1,154	—	—
2003	—	23,126	632	43,000	—	8
Accounts receivable from unconsolidated entities as of August 31,
2005	475	3,155	—	—	3,202	2,214
2004	—	3,110	—	7,048	397	5
Advances to unconsolidated entities as of August 31,
2005	—	—	—	—	3,081	67
2004	—	—	—	—	3,081	31
Related party transactions include the sale of manufactured materials to Shaw YPC Piping (Nanjing) Co. Ltd. and engineering, procurement, and construction services provided to EntergyShaw. For fiscal 2003, our 49% share of profit on revenue from sales of manufactured materials to Shaw-Nass was eliminated. Subsequent to fiscal 2003, we consolidated Shaw-Nass as a VIE, thus all intercompany profit has been eliminated in our consolidated financial statements.
Note 7 — Goodwill and Other Intangibles
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2003 to August 31, 2005. (See Note 4 of our consolidated financial statements for additional information regarding acquisitions) (in thousands):

	ECM	E&C	Maintenance	E&I	F&M	Total
Balance at September 1, 2003	$298,486	$—	$—	$188,431	$24,459	$511,376
Transfer of Shaw Global Energy Services, Inc.	10,089	—	—	—	(10,089)	—
Currency translation adjustment	1,905	—	—	198	638	2,741
EDS acquisition	12,595	—	—	—	—	12,595
Coastal acquisition	—	—	—	1,094	—	1,094
LFG&E acquisition	—	—	—	2,493	—	2,493
Allocation period adjustments:
Badger Technologies acquisition	(4,330)	—	—	—	—	(4,330)
Envirogen, Inc. acquisition	—	—	—	(2,583)	—	(2,583)
Impairment — discontinued operations (see Note 19)	—	—	—	—	(28)	(28)
Other		—	—	(575)	—	(575)

Balance at August 31, 2004	318,745	—	—	189,058	14,980	522,783
Allocation of ECM goodwill	(318,745)	276,089	42,656	—	—	—
Currency translation adjustment	—	(1,056)	(19)	(612)	82	(1,605)
Stone & Webster tax refund	—	(4,776)	—	—	—	(4,776)
Allocation period adjustments:
Coastal acquisition	—	—	—	338	—	338
LFG&E acquisition	—	—	—	702	—	702
EDS acquisition	—	(824)	—	—	—	(824)
Sale of Shaw Power Technologies, Inc.	—	(7,291)	—	—	—	(7,291)
Sale of Shaw Aiton Australia Pty Limited	—	—	(266)	—	—	(266)
Sale of Roche Limited, Consulting Group	—	—	—	(2,608)	—	(2,608)

Balance at August 31, 2005	$—	$262,142	$42,371	$186,878	$15,062	$506,453

During fiscal 2004, we transferred the operations of our Shaw Global Energy Services, Inc. from our F&M operating segment to our ECM segment, resulting in the transfer of $10.1 million of goodwill between the two operating segments. The goodwill associated with the EDS, Coastal and LFG&E acquisitions had been preliminarily calculated and included in the reported goodwill during fiscal 2004. These purchase price allocations were then finalized during fiscal 2005 (see Note 4 of our consolidated financial statements for additional information regarding acquisitions).
Effective September 1, 2004, we segregated our business activities into four operating segments (see Note 1 of our consolidated financial statements for additional information). As a result, we allocated the goodwill of the ECM operating segment between the E&C and Maintenance segments using the relative fair value of each segment based on the estimated discounted cash flows of the segments.
During fiscal 2005, we received a $4.8 million income tax refund related to income tax returns filed by Stone & Webster’s Canadian entities prior to our acquisition of the assets of Stone & Webster in fiscal 2000. Pursuant to the asset purchase agreement, we are entitled to the income tax refund; however, as the refund relates to income tax uncertainties existing as of the acquisition date, goodwill has been reduced by the amount of tax refund proceeds received.
Also, during fiscal 2005, we sold certain assets of Shaw Power Technologies, Inc. (PTI) for approximately $14.0 million in cash proceeds and recognized a $2.0 million gain on the sale, which reflects the reduction of goodwill of $7.3 million. During the third quarter of fiscal 2005, we sold the assets of Shaw Aiton Australia Pty Limited for approximately $0.9 million in cash proceeds and recognized a gain of $1.0 million on the sale, which reflects the reduction of goodwill of $0.3 million, and we sold our investment in WebTech, LLC, resulting in a $1.3 million loss. Finally, during the fourth quarter of fiscal 2005, we sold Roche Limited, Consulting Group (Roche) for approximately $10.6 million in cash proceeds and a long-term note receivable and recognized a $0.4 million gain on the sale, which reflects the reduction of goodwill of $2.6 million. The result of these transactions, excluding Roche, which is included in income (loss) from discontinued operations, is included in other income (expense) on the accompanying consolidated statements of operations for fiscal 2005.
We had tax deductible goodwill of approximately $178.2 million and $184.4 million as of August 31, 2005 and August 31, 2004, respectively.
We completed our annual impairment test during the third quarter of fiscal 2005 and determined that goodwill was not impaired (see Note 1 of our consolidated financial statements).
Other Intangible Assets
At August 31, 2005 and 2004, amortizable intangible assets, included in other assets, other than contract (asset) adjustments, consisted of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal 2000, certain petrochemical process technologies, patents and trade names acquired in the Badger Technologies acquisition in fiscal 2003 (both of which are being amortized over fifteen years on a straight-line basis) and patents acquired in the IT Group acquisition in fiscal 2002 (which are being amortized over ten years on a straight-line basis). Additionally, we recorded a customer relationship intangible related to the IT Group acquisition (which is being amortized over ten years on a straight-line basis) and technology patents in the Envirogen acquisition (which are being amortized over three to seven years on a straight-line basis).
In connection with our final purchase price allocation of the EDS acquisition during the second quarter of fiscal 2005, we recorded intangible assets for the tradename and customer relationship, which are being amortized over three and seven years, respectively. During the second quarter of fiscal 2005, we also recorded an intangible asset for Bisphenol-A (BPA) technology that was purchased by our Badger Technologies, LLC consolidated variable interest entity (VIE) for $1.5 million. This intangible asset is being amortized over fifteen years. We amortize all of these intangible assets using a straight line method.

The gross carrying values and accumulated amortizations of these amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
September 1, 2003 balance	$36,161	$(5,718)	$2,016	$(202)
Allocation period adjustments, net	6,387	—	—	—
Amortization	—	(3,223)	—	(268)

August 31, 2004 balance	42,548	(8,941)	2,016	(470)
Allocation period adjustments, EDS	172	—	736	—
Additions	1,541	—	—	—
Amortization	—	(3,181)	—	(398)

August 31, 2005 balance	$44,261	$(12,122)	$2,752	$(868)

The annual amortization for our other intangible assets not associated with contract acquisition adjustments is approximately $3.0 million through fiscal 2010 related to the proprietary technologies, patents and tradenames, and approximately $0.3 million related to customer relationships through fiscal 2010. During fiscal 2005, in connection with the completion of our valuation of intangibles related to our acquisitions of EDS, we recognized additional amortization of intangible assets to reflect accumulated amortization as if the intangible assets had been valued at the final purchase price allocation amounts as of the acquisition date.
Contract Adjustments and Accrued Contract Losses
The contract (asset) adjustments and accrued contract losses established in purchase accounting (related to the IT Group and Stone & Webster acquisitions) are recognized periodically as reductions to cost of revenues.
The following table presents the additions to and utilization of contract (asset) adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

			Cost Of
	September 1,	(Asset) Or	Revenues	August 31,
	2004	Liability	Increase/	2005
Year Ended August 31, 2005	Balance	Increase	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$—	$896	$(519)
Contract liability adjustments	17,347	—	(10,411)	6,936
Accrued contract losses	5,878	—	(2,913)	2,965

Total	$21,810	$—	$(12,428)	$9,382

			Cost Of
	September 1,	(Asset) Or	Revenues	August 31,
	2003	Liability	Increase/	2004
Year Ended August 31, 2004	Balance	Increase	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$—	$1,795	$(1,415)
Contract liability adjustments	32,551	—	(15,204)	17,347
Accrued contract losses	9,858	—	(3,980)	5,878

Total	$39,199	$—	$(17,389)	$21,810

			Cost Of
	September 1,	(Asset) Or	Revenues	August 31,
	2002	Liability	Increase/	2003
Year Ended August 31, 2003	Balance	Increase	(Decrease)	Balance
Contract (asset) adjustments	$(12,150)	$4,426	$4,514	$(3,210)
Contract liability adjustments	69,140	(5,252)	(31,337)	32,551
Accrued contract losses	11,402	13,790	(15,334)	9,858

Total	$68,392	$12,964	$(42,157)	$39,199

The decreases in the contract (asset) adjustments and accrued contract losses for the year ended August 31, 2005 represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.
The decreases in the contract (asset) adjustments and accrued contract losses relate to reductions of these amounts for acquired contracts from both the IT Group and Stone & Webster acquisitions. The decrease in cost of revenues related to accrued contract losses in fiscal 2004 is offset by a $5.6 million increase related to an acquired Stone & Webster contract. The accrued contract losses for this contract were recorded in accrued contract losses in our allocation of purchase price. Subsequent reductions in the accrued contract losses related to this contract were inadvertently recorded in Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts rather than as a decrease in cost of revenues. The remaining balance related to this contract will decrease cost of revenues for the remainder of the contract.

The contract (asset) adjustments are included in other current assets in the accompanying consolidated balance sheets. Accrued contract losses not acquired in a business combination are included in billings in excess of costs and estimated earnings on uncompleted contracts on our consolidated balance sheets, and were $6.6 million and $3.4 million as of August 31, 2005 and 2004, respectively.
Other Long Lived Assets
During the first quarter of fiscal 2004, we recorded accelerated amortization of $29.4 million on certain software assets as a result of a successful implementation of new software systems, including the conversion of historical financial and operating data, which had not previously been contemplated. In August 2002, we had developed a preliminary plan to convert certain of our operating units to new software systems. As a result, at that time, we accelerated the amortization of certain software assets that would be replaced based on the projected implementation plan and anticipated future use of the assets. Our conversion to the new software systems, including the development of certain new software packages, was completed earlier and was more substantial than originally planned. Because implementation was substantially complete by November 30, 2003, we concluded that we should completely abandon our previous software platforms. As a result, we accelerated the amortization of certain software assets that were replaced and recorded the aforementioned amortization expense of $29.4 million to general and administrative expenses in our consolidated statements of operations in the first quarter of fiscal 2004. As of the end of fiscal 2004, we recorded the retirement of these assets and eliminated the total cost and accumulated depreciation from our books.
Note 8 — Long-Term Debt and Revolving Line of Credit
Long-term debt consisted of (in thousands):

	August 31,
	2005	2004
Senior Notes, unsecured, 10.75% interest, due March 15, 2010, issued at 98.803% of face value, with an early repurchase options for us	$15,041	$250,459
Note payable of a VIE secured by real estate with a book value of $5.0 million as of August 31, 2005; interest payable monthly at LIBOR plus 3% (6.8% at August 31, 2005) monthly payments of $0.1 million, through November 2007	3,952	4,067
Other notes payable; various interest rates ranging from 0.0% to 8.2%; various payment terms; maturing through 2010	6,860	6,548

Total debt	25,853	261,074
Less: current maturities	(4,135)	(4,637)

Total long-term portion of debt	$21,718	$256,437

Annual maturities of long-term debt during each year ending August 31 are as follows (in thousands):

TOTAL
2006	$4,135
2007	1,435
2008	5,243
2009	—
2010	15,040
Thereafter	—

Total	$25,853

The following table provides information related to the recorded loss on the retirement of debt as presented on the accompanying consolidated financial statements:

	For the Year Ended
	August 31,
	2005	2004	2003
(Loss) on repurchase of Senior Notes, including fees	$(38,489)	$—	$—
(Loss) on write off of unamortized debt issuance costs related to Senior Notes	(5,883)	—	—
(Loss) on write off of deferred financing fees of Old Credit Facility	(3,400)	—	—
Gain (loss) on repurchase of LYONs	—	(1,325)	2,723

	$(47,772)	$(1,325)	$2,723

During fiscal 2005, we financed insurance premiums of $11.0 million with a note payable. Payments of $10.6 million have been made on the financed insurance premiums and the remainder will be paid over the next six months.
We have included the LYONs as current liabilities in the preceding maturity table as the holders of the debt have the right to require us to repurchase the debt on May 1, 2006 at the then-accreted value. Included in other notes payable at both August 31, 2005 and 2004 was approximately $0.9 million for our LYONs. We have the right to fund such repurchases with shares of our common stock (at the current market value), cash, or a combination of common stock and cash. We may redeem all or a portion of the debt at the then-accreted value, through cash payments, at any time after May 1, 2006.
Senior Notes
On March 17, 2003, we issued and sold $253 million aggregate principal amount at maturity of 10.75% Senior Notes due 2010, or Senior Notes, which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows us to repurchase all or a portion of the notes at prices stipulated by the Senior Notes and vary based on the call dates.
In May 2005, pursuant to a tender offer which commenced on May 5, 2005, we purchased Senior Notes with an amortized value of $235.7 million and an aggregate principal value of $237.9 million for a cost of $272.8 million.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in million):

	August 31,
	2005	2004
New Credit facility	$40.9	$—
Foreign subsidiaries’ revolving lines of credit	0.1	2.5
Credit facilities of consolidated VIEs	6.3	3.5

Total outstanding	47.3	6.0
Less: current maturities	(6.4)	(6.0)

Total long-term revolving lines of credit	$40.9	$—

On April 25, 2005, we replaced our $300.0 million Credit Facility (Old Credit Facility), with a new five year $450.0 million Credit Facility (New Credit Facility). As part of this transaction, we expensed the deferred financing fees of $3.4 million associated with the Old Credit Facility during the third quarter of fiscal 2005.
The New Credit Facility is subject to a borrowing base calculation as defined in the New Credit Facility agreement. The borrowing base requirement is suspended if the facility is rated BB+ or BA1 or higher by Standard and Poor’s Rating Services or Moody’s Investor Services respectively; or if the New Credit Facility is not rated, the borrowing base requirement is suspended when our consolidated tangible net worth as defined is greater than $680.0 million. The rating assigned by Moody’s Investor Services and Standard and Poor’s Rating Services was Ba2 and BB, respectively, on the New Credit Facility as of August 31, 2005.
On April 25, 2005, the effective date, the $450.0 million New Credit Facility was available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility or $200.0 million, was available for revolving credit loans and the issuance of financial letters of credit. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type.
The following table presents our available credit under our New Credit Facility as of August 31, 2005 (in millions), which is subject to a borrowing base calculation as mentioned above:

Total New Credit Facility	$450.0
Less: outstanding performance letters of credit	197.6
Less: outstanding financial letters of credit	46.0
Less: outstanding revolving credit loans	40.9

Remaining availability for performance letters of credit	$165.5

Portion of New Credit Facility available for financial letters of credit and revolving credit loans	$200.0
Less: outstanding financial letters of credit	46.0
Less: outstanding revolving credit loans	40.9

Remaining availability for financial letters of credit and revolving credit loans	$113.1

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($450.0 million as of August 31, 2005) less outstanding performance letters of credit or the portion of the Credit Facility ($200.0 million as of August 31, 2005) available for financial letters of credit and revolving credit loans.

The New Credit Facility is used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2005 and continuing into fiscal 2006, we periodically borrow under our New Credit Facility for our working capital needs and general corporate purposes.
Under the New Credit Facility, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the New Credit Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the New Credit Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the New Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On August 31, 2005, the interest rate on the outstanding balance of the New Credit Facility was 6.75%, with a weighted-average interest rate, since inception of the facility, of 6.4%. As of August 31, 2005, we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $243.6 million under our New Credit Facility as compared to $215.6 million as of August 31, 2004 under our Old Credit Facility. The total amount of fees associated with these letters of credit for both the New and Old Credit Facilities were approximately $6.2 million, $5.5 million and $3.2 million for fiscal 2005, 2004 and 2003, respectively.
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
The New Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (including equipment and real estate). The approximate carrying amount of the assets pledged under our New Credit Facility was equal to the total assets included under guarantor in Note 25 of our consolidated financial statements.
The New Credit Facility contains certain financial covenants, including:
•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) EBITDA, as defined in the New Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets;

•	a maximum fixed charge coverage ratio of 2.5x EBITDA; and

•	a minimum net worth as defined by the New Credit Facility.
As of August 31, 2005, we were in compliance with the covenants contained in the New Credit Facility.
On April 25, 2005, all amounts owed under the Old Credit Facility were paid and all liens and security interests securing payments of the indebtness, liabilities and obligations arising were released, terminated and discharged. As a result, the related unamortized, deferred financing costs of $3.4 million were expensed.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	August 31,	August 31,
	2005	2004
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,253	$16,078
Outstanding
Letters of credit	4,072	3,545
Short-term revolving lines of credit	57	2,474

	4,129	6,019

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,124	$10,059

Weighted-average interest rate	6.75%	4.25%

In December 2004, one of our consolidated VIEs expanded its existing credit facility with a total capacity of $18.1 million consisting of $9.1 million in committed short-term revolving lines of credit, $5.3 million in performance bond and letter of credit capacity and a term loan of $3.7 million. As of August 31, 2005, borrowings under the short-term revolving lines of credit and term loan were $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.25% to 6.50% as of August 31, 2005. We have provided a 50% guarantee related to this credit facility. As of August 31, 2004, this VIE had a committed short-term revolving line of credit of $4.0 million with borrowings of $3.5 million at a weighted average interest rate of 5.75%.
The estimated fair value of long-term debt, excluding capital leases, and borrowings on our New Credit Facility as of August 31, 2005 and 2004 was approximately $24.0 million and $246.9 million, respectively. The fair value of the convertible debt and Senior Notes as of August 31, 2005 was based on current market prices of such debt and based on the assumption that our notes payable book value approximates fair value.
For the years ended August 31, 2005, 2004 and 2003, we recognized, $3.6 million, $4.5 million and $8.4 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our Senior Notes, the Old Credit Facility, and the New Credit Facility. As of August 31, 2005 and 2004, unamortized deferred financing fees related to the Senior Notes and New Credit Facility were approximately $3.7 million and $11.3 million, respectively.
Note 9 — Income Taxes
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of August 31,
	2005	2004
Assets:
Contract adjustments and accrued contract losses	$3,697	$9,742
Deferred revenues	681	5,397
Receivables	5,806	8,201
Net operating loss and tax credit carryforwards	99,580	85,848
Other expenses not currently deductible	38,906	22,721
Accrued severance	255	179
Tax basis of inventory in excess of book basis	438	485
Less: valuation allowance	(25,712)	(9,813)

Total assets	123,651	122,760
Liabilities:
Goodwill	(26,601)	(22,988)
Property, plant and equipment	(20,878)	(12,310)
Employee benefits and other expenses	(12,190)	(12,339)

Total liabilities	(59,669)	(47,637)

Net deferred tax assets	$63,982	$75,123

Income (loss) before provision (benefit) for income taxes was as follows (in thousands):

	For the Year Ended August 31,
	2005	2004	2003
Domestic	$31,416	$(44,696)	$15,972
Foreign	7,115	14,130	17,909

Total	$38,531	$(30,566)	$33,881

The provision (benefit) for income taxes was as follows (in thousands):

	For the Year Ended August 31,
	2005	2004	2003
Current – foreign	$536	$220	$1,195
Deferred	16,530	(11,146)	8,290
Current – domestic	3,544	1,025	1,579

Total	$20,610	$(9,901)	$11,064

The provision (benefit) for income taxes relates to the following statement of operations captions (in thousands):

	For the Year Ended August 31,
	2005	2004	2003
Provision (benefit) for income taxes	$20,610	$(9,901)	$11,064
Minority interest	(3,354)	(3,599)	(113)
Earnings (losses) from unconsolidated subsidiaries	2,709	2,880	(732)
(Loss) income from discontinued operations	(517)	(3,736)	681

Total provision (benefit) for income taxes	$19,448	$(14,356)	$10,900

We paid no federal income taxes in the years ended August 31, 2005, 2004 and 2003 primarily due to taxable losses for the years ended August 31, 2005 and 2004 and the utilization of operating losses resulting from the Stone & Webster acquisition in 2001 and the IT Group acquisition in 2002.
A reconciliation of federal statutory and effective income tax rates for the years ended August 31 was as follows:

	2005	2004	2003
Statutory rate	35%	(35)%	35%
State taxes provided	4	(4)	—
Foreign income taxed at different rates	(10)	(13)	(7)
R&D and foreign tax credits	(7)	(1)	(5)
Valuation allowance	30	18	7
Other	1	3	3

	53%	(32)%	33%

As of August 31, 2005, for federal income tax return purposes, we had approximately $182.5 million of U.S. federal net operating loss carryforwards available to offset future taxable income and approximately $11.6 million of research and development and foreign tax credits available to offset future federal income tax. The loss carryforwards expire beginning in 2022 through 2025 and the credits expire beginning in 2022 through 2025, excluding the foreign tax credits, which begin to expire in 2011 through 2015. As of August 31, 2005, certain foreign operations had net operating loss carryforwards of approximately $45.6 million, which can be used to reduce future taxable income in those countries continuing in 2006 until they expire while others have indefinite lives. SFAS No. 109, “Accounting for Income Taxes,” specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that future reversals of existing taxable differences and future taxable income should be sufficient to realize all of our deferred tax assets, with the exception of certain foreign and state net operating loss carryforwards and foreign deferred tax assets related to the pension liability. Therefore, valuation allowances of $18.6 million, $6.4 million, and $2.4 million were established during fiscal 2005, fiscal 2004 and fiscal 2003, respectively, against the entire related deferred tax benefit for the foreign net operating losses that we believe will probably not be realized including all of the United Kingdom and Canadian pension liabilities.
During the third quarter of fiscal 2005, we recorded a $6.9 million income tax expense to establish a valuation allowance for deferred tax assets related to our UK pension liability. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This expense has no impact on cash tax paid or our ability to deduct the related expenses to reduce future cash tax payable in the UK. Currently, UK tax laws do not provide an expiration date for net operating loss carryforwards; therefore these deductions can be carried forward indefinitely and used to offset future taxable income that we generate in the UK.
Although the deferred tax assets related to these pension liabilities were recorded to shareholder’s equity (through other comprehensive income) the accounting rules require that valuation allowances against those deferred tax assets be recognized as a charge through income tax expense.
Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $50.0 million at August 31, 2005. Currently, we do not expect these unremitted earnings to reverse and become taxable to us in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation are not expected to be significant.
Note 10 – Common Stock
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

On July 31, 2001, we distributed a dividend of one Preferred Share Purchase Right, or Right, for each share of our common stock outstanding on that date. The Rights, which expire on July 9, 2011, are designed to deter coercive or unfair takeover tactics, and are, therefore, intended to enable all of our shareholders to realize the long-term value of their investment. We anticipate that the Rights will encourage anyone seeking to acquire our company to negotiate with the Board of Directors prior to attempting a takeover. The Rights, which are governed by a Rights Agreement dated July 9, 2001 between us and Wachovia Corporation, as Rights Agent, should not interfere with a merger or other business combination approved by our Board of Directors.
The Rights are attached to our common stock and are exercisable only if a person or group (an “Acquiring Person”) either (i) acquires 15% or more of our common stock or (ii) commences a tender offer, the which would result in the acquisition of 15% or more of the common stock. The Board of Directors is authorized to reduce the 15% threshold to not less than 10% of the common stock.
In the event the Rights become exercisable, each Right will entitle shareholders (other than the Acquiring Person) to buy one one-hundredth of a share of a new series of junior participating preferred stock (“Preferred Shares”) at an exercise price of $170.00, or which is subject to certain anti-dilution adjustments. Each one one-hundredth of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock.
Prior to the acquisition of 15% or more of our common stock, the Rights are redeemable for $0.01 per Right at the option of the Board of Directors.
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
Note 11 – Leases
Capital leases
We lease furniture and fixtures (which include computer hardware and software) under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are depreciated using the straight-line method, over either the estimated useful lives of the assets or the lease terms, and interest expense is accrued on the basis of the outstanding lease obligations. The following is a summary of future obligations under capital leases (in thousands):

For the year ending August 31:
2006	$2,154
2007	1,433
2008	1,098
2009	769
2010	—
Thereafter	—

Total payments	5,454
Less: amount representing interest	(627)

Total capital lease obligation	4,827
Less: current portion	(1,854)

Total long-term portion of capital lease obligation	$2,973

Assets acquired under capital leases, net of accumulated amortization, were $3.2 million and $4.7 million at August 31, 2005 and 2004, respectively. Accumulated amortization as of August 31, 2005 and 2004 was $2.5 million and $1.1 million, respectively.

Operating Leases
We lease certain office buildings, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and which require various minimum rentals. The non-cancelable operating leases with initial non-cancellable periods in excess of twelve months that were in effect as of August 31, 2005 require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2006	$52,910
2007	45,283
2008	39,589
2009	34,758
2010	30,412
Thereafter	53,353

Total future minimum lease payments	$256,305

We also enter into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2005 are not included as part of total minimum lease payments.
The total rental expense for the fiscal years ended August 31, 2005, 2004, and 2003 was approximately $124.4 million, $109.2 million and $67.0 million, respectively.
Note 12 – Contingencies and Commitments
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following matters:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We typically attempt to limit our exposure under these penalty provisions or liquidated damage claims to the contractual fee related to the work; however, in certain instances we can be exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are considered in determining the gross profit on certain contracts subject to negotiation with these parties and/or subject to litigation (see Note 18 of our consolidated financial statements).
Contingencies Related to the Stone & Webster Acquisition
On July 14, 2000, we purchased substantially all of the operating assets of Stone & Webster, a global provider of engineering, procurement, construction, consulting and environmental services to the energy, chemical, environmental and infrastructure markets. We also assumed approximately $740 million of liabilities in connection with this acquisition.
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
Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2005 and August 31, 2004, the amount of outstanding both financial and performance letters of credit (including foreign and domestic) were approximately $247.7 million and $219.0 million, respectively. Of the amount of outstanding letters of credit at August 31, 2005, $197.6 million are issued to customers in connection with contracts (performance letters of credit). Of the $197.6 million, five customers held $138.5 million or 70.1% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $48.8 million. There were no draws under these letters of credit as of August 31, 2005.
At August 31, 2005, we had performance based guarantees of approximately $3.1 million compared to $69.9 million at August 31, 2004 with respect to our unconsolidated joint ventures. We also had guaranteed $0.7 million of bank debt or letters of credit with respect to our unconsolidated joint ventures as of August 31, 2004, with no such guarantees as of August 31, 2005. We generally would be required to perform under these guarantees in the event of default by the joint venture.
During fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million, but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of August 31, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
Also during fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of August 31, 2005, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of August 31, 2005, we had recorded an immaterial liability and corresponding asset related to this guarantee.
SEC Inquiry
On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission (SEC) that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the requests for information we have received to date appear to primarily relate to the purchase method of accounting for various acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. This review may have consequences independent of the inquiry, including restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings has been and could continue to be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
Securities Litigation
We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenues on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as class actions by the Court. We have filed a motion to dismiss the consolidated action, which is pending.
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
Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with generally accepted accounting principles (GAAP) and that none of our public press releases or public filings contained misrepresentations or omissions. Accordingly, we intend to defend the Company and our directors and officers vigorously against each of these actions. It is not possible at this early stage to predict the likely outcome of these actions. An adverse result in any of these lawsuits could have a material adverse effect on us.
Other Litigation
During fiscal 2005, the US District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorney’s fees, bringing its total claim to $11.3 million. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
Also a customer is claiming damages of approximately $9 million related to the troubleshooting, shutdown, repairs and loss of production on one of our projects. We are contesting the amount of damages claimed and have accrued an amount for our expected loss. In the event damages exceed our accrual and are not covered by insurance, there could be a material adverse effect on our financial position.
See Note 18 of our consolidated financial statements for information related to our claims on major projects.
Environmental Liabilities
During fiscal 2005, we identified environmental remediation that is required at one of our fabrication facilities. As of August 31, 2005, the estimated liability was $1.2 million and is reflected in the accompanying consolidated financial statements. This remediation effort is projected to be completed in fiscal 2006.
LandBank Group, Inc. (LandBank), a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $33.1 million of such real estate assets recorded in other assets on the accompanying balance sheets at August 31, 2005 as compared to $41.0 million at August 31, 2004. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.

As of August 31, 2005, we had $9.7 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets compared to $2.3 million at August 31, 2004.
Note 13 — Business Segments, Operations by Geographic Region and Major Customers
Business Segments
Effective September 1, 2004, we segregated our business activities into four operating segments (new operating segments): E&C, Maintenance, E&I, and F&M. The primary change from our previously reported segments is the division of our former ECM segment into the newly created E&C segment and Maintenance segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have restated fiscal 2004 results based on the new operating segments. However, due to the impracticality of restating the fiscal 2003 results because of the way the business was managed during fiscal 2003, we have only been able to restate the revenues for fiscal 2003 based on the new operating segments. For all other results of the former ECM segment, the information has been presented herein under the former presentation of the ECM segment for informational purposes.
The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the energy and chemical industries.
The Maintenance segment performs routine and outage/turnaround maintenance services, including restorative, repair, renovation, modification, predictive and preventative maintenance services, to customers in their facilities worldwide primarily in the energy, including nuclear and chemical industries.
The E&I segment provides services which include the identification of contaminants in soil, air, and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management and other related services to non-environmental construction, watershed restoration and outsourcing of privatization markets.
The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for energy and chemical plants. We operate several pipe fabrication facilities in the United States and abroad. We also operate a manufacturing facility that provides products for our pipe fabrication services operations, as well as to third parties. In addition, we operate several distribution centers in the United States, which distribute our products to our customers.

Business Segment Data
The following table presents information about segment profit and assets (in millions):

	E&C	Maintenance	E&I	F&M	Corporate	Total
Fiscal 2005
Revenues from external customers	$1,170.4	$774.4	$1,120.1	$201.0	$—	$3,265.9
Intersegment revenues	0.9	4.0	1.4	27.4	—	33.7
Interest income	4.6	—	0.7	0.3	—	5.6
Interest expense	2.6	0.6	0.9	0.5	24.6	29.2
Depreciation and amortization	5.7	2.3	8.8	4.7	9.7	31.2
Income (loss) before income taxes	77.0	12.0	54.6	21.8	(126.9)	38.5
Earnings (losses) from unconsolidated entities	0.2	—	3.9	(0.7)	0.4	3.8
Goodwill	262.1	42.4	186.9	15.1	—	506.5
Total assets	665.9	94.0	650.4	304.8	409.5	2,124.6
Investment in and advances to equity method investees (excluding EPC joint ventures)	0.3	—	23.3	0.8	—	24.4
Purchases of property and equipment	5.0	0.4	16.4	4.3	4.1	30.2
Increases (decreases) in other assets, long-term, net	(6.9)	0.2	(5.3)	(1.5)	(7.3)	(20.8)

Fiscal 2004
Revenues from external customers	$980.6	$586.6	$1,268.3	$180.3	$—	$3,015.8
Intersegment revenues	5.5	0.7	0.9	10.9	—	18.0
Interest income	0.8	—	0.2	0.3	0.4	1.7
Interest expense	1.8	0.6	0.3	0.1	35.4	38.2
Depreciation and amortization	6.7	2.3	11.8	5.0	34.2	60.0
Income (loss) before income taxes	(42.9)	7.7	86.9	10.2	(92.5)	(30.6)
Earnings (losses) from unconsolidated entities	—	—	4.1	(1.4)	(0.1)	2.6
Goodwill	276.1	42.7	189.1	14.9	—	522.8
Total assets	701.9	70.2	582.9	276.8	461.5	2,093.3
Investment in and advances to equity method investees (excluding EPC joint ventures)	—	—	16.5	4.9	(2.3)	19.1
Purchases of property and equipment	7.5	0.4	13.7	1.9	8.0	31.5
Increases (decreases) in other assets, long-term, net	(0.3)	—	14.8	(0.2)	(3.6)	10.7

	ECM		E&C		Maintenance		E&I	F&M	Corporate	Total
Fiscal 2003
Revenues from external customers	(a	)	$1,382.9		$457.4		$1,149.0	$248.7	$—	$3,238.0
Intersegment revenues	31.6		(a	)	(a	)	4.0	7.3	—	42.9
Interest income	2.5		(a	)	(a	)	0.3	0.1	2.5	5.4
Interest expense	1.2		(a	)	(a	)	0.1	—	30.6	31.9
Depreciation and amortization	22.4		(a	)	(a	)	5.7	6.6	9.3	44.0
Income (loss) before income taxes	(1.8)		(a	)	(a	)	86.8	16.1	(67.2)	33.9
Earnings (losses) from unconsolidated entities	—		(a	)	(a	)	1.7	(1.2)	(3.5)	(3.0)
Goodwill	298.5		(a	)	(a	)	188.4	24.5	—	511.4
Total assets	739.9		(a	)	(a	)	550.8	274.5	472.3	2,037.5
Investment in and advances to equity method investees (excluding EPC joint ventures)	—		(a	)	(a	)	1.6	14.5	(2.2)	13.9
Purchases of property and equipment	4.3		(a	)	(a	)	8.1	4.9	8.9	26.2
Increases (decreases) in other assets, long-term, net	27.4		(a	)	(a	)	(1.0)	1.1	4.5	32.0

(a)	Due to the impracticality of restating these individual line items, we have presented the combined results, as reported under the former ECM segments.

Segment net income (loss) before taxes does not include any corporate management fees. Corporate management charges to segments were $72.8 million, $52.6 million and $52.5 million for the years ended August 31, 2005, 2004, and 2003, respectively.
A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	As of August 31,
	2005	2004	2003
Total segment assets	$2,124.6	$2,093.3	$2,037.5
Elimination of intercompany receivables	(11.7)	(10.4)	(13.4)
Income tax entries not allocated to segments	(42.2)	(47.3)	(33.3)
Other consolidation adjustments and eliminations	—	(0.1)	2.0

Total consolidated assets	$2,070.7	$2,035.5	$1,992.8

Operations by Geographic Region
The following tables present geographic revenues and long-lived assets (in millions):

	For The Year Ended August 31,
	2005	2004	2003
Revenues:
United States	$2,845.9	$2,511.6	$2,800.9
Asia/Pacific Rim countries	227.5	223.4	219.9
Canada	13.7	13.4	72.9
United Kingdom and other European countries	59.1	96.3	101.8
South America and Mexico	20.3	7.2	14.7
Middle East	87.4	151.3	12.0
Other	12.0	12.6	15.8

	$3,265.9	$3,015.8	$3,238.0

	As of August 31,
	2005	2004	2003
Long-Lived Assets:
United States	$275.3	$320.3	$324.6
United Kingdom	1.3	7.0	6.9
Other foreign countries	48.5	21.5	28.9

	$325.1	$348.8	$360.4

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” such as deferred income taxes and securities available for sale.
Information about Major Customers
Our customers are principally major multi-national industrial corporations, independent and merchant energy producers, governmental agencies and equipment manufacturers. For the years ended August 31, 2005 and 2004, one U.S. Government customer accounted for revenues of $260.1 million (8.0% of our revenues) and $393.0 million (13.0% of our revenues), respectively. For the year ended August 31, 2005, revenues from one customer (non-governmental) totaled approximately $311.8 million or 9.5% of our revenues.
Export Revenues
For the years ended August 31, 2005, 2004 and 2003, our international revenues include approximately $238.6 million, $180.7 million and $280.7 million, respectively, of exports from our domestic facilities.

Note 14 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	For The Year Ended August 31,
	2005	2004	2003
Weighted-average incremental shares:
Stock options	2,950	5,148	1,706
Restricted stock	66	467	—
LYONs convertible debt	10	994	5,154
Note 15 — Employee Benefit Plans
The following is a brief description of the three types of benefit plans that we provide for our employees:
•	Stock compensation plans

•	Defined contribution plans

•	Defined benefit plans
Stock Compensation Plans
We have the following stock compensation plans:

Plan	Authorized Shares	Types of Equity Instrument
1993 Employee Stock Option Plan (1993 Plan)	3,844,000	Qualified and non-qualified stock options and restricted stock

Stone & Webster Acquisition Stock Option Plan (Stone & Webster Plan)	1,071,000	Non-qualified stock options

2001 Employee Incentive Compensation Plan (2001 Plan)	5,500,000	Qualified and non-qualified stock options, stock appreciation rights, performance shares and restricted stock

Non-Employee Director Stock Option Plan (Directors’ Plan)	300,000	Non-qualified stock options
These stock incentive plans are administered by a committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award, terms, conditions, performance measures, and other provisions of the award. Generally, the exercise price of any stock option granted under these plans cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed 10 years. The options awarded vest in 25% annual increments beginning one year from the date of award. Shares of restricted stock are subject to risk of forfeiture during the vesting period. Restrictions related to these shares and the restriction terms are determined by the committee. Holders of restricted stock have the right to vote the shares.
Both qualified options and non-qualified options have been granted under the 1993 Plan. In conjunction with the Stone & Webster acquisition, we established the Stone & Webster Acquisition Stock Option Plan, or the Stone & Webster Plan. The purpose of this plan was to award options to our employees who were not officers of our company, as defined in the plan documents, and who were either (a) employed by our company as a result of the Stone & Webster acquisition or (b) instrumental to the Stone & Webster acquisition. Only non-qualified options have been granted under the Stone & Webster Plan. As of August 31, 2005, approximately 5,500,000 shares of common stock were authorized for issuance under the 2001 Plan as the Shareholders authorized 2,000,000 shares of common stock during fiscal 2004 and 1,500,000 shares of common stock during fiscal 2003 in addition to the 2,000,000 shares of common stock authorized upon adoption of the 2001 Plan. Both qualified options and non-qualified options have been granted under the 2001 Plan. The exercise price of any option granted under the 2001 Plan cannot be less than 100% of the fair market value of our common stock on the date of grant and its duration cannot exceed ten years.

All options and other grants issued under the Stone & Webster Plan and the 2001 Plan become fully exercisable upon a change in control of our company.
In fiscal 1997, we adopted a Non-Employee Director Stock Option Plan, or the Directors’ Plan. Members of the Board of Directors who are not or were not an officer or employee of our company during the one year period proceeding the date the director is first elected to the Board of Directors are eligible to participate in the Directors’ Plan. Committees of two or more members of the Board of Directors, who are not eligible to receive grants under the Directors’ Plan administer this plan. Upon adoption, options to acquire an aggregate of 40,000 shares of common stock were issued. Additionally, new members are granted 5,000 options when first elected to the Board of Directors. These options vest in 25% annual increments beginning one year from the date of award. Additionally, each eligible director is granted an option to acquire 1,500 shares of common stock on an annual basis upon his re-election to the Board of Directors. These options vest one year after the date of award.
Our 1993 Employee Stock Option Plan and 2001 Employee Incentive Compensation Plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. If termination of employment occurs prior to the lapse of these restrictions, the restricted shares related to these restricted stock grants must be returned to us. There is unearned stock-based compensation related to these awards, which is being amortized to compensation expense over the period the restrictions lapse (generally one to four years). As of August 31, 2005 and 2004, we have recorded unearned stock-based compensation of $11.2 million and $6.1 million, respectively as a component of shareholders’ equity.
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these restricted stock grants for the periods indicated below (in millions):

	For The Year Ended August 31,
	2005	2004	2003
Stock-based compensation expense	$4.0	$1.7	$—
The following table represents the shares that were granted and outstanding as of:

	August 31,
	2005	2004
Restricted stock:
Granted, during and as of the period ended	454,152	624,872
Outstanding, as of	1,152,608	619,872
Future restricted stock awards:
Granted, during and as of the period ended	211,800	98,000
Outstanding, as of	21,000	98,000
The following table summarizes the activity in our stock option plans:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at September 1, 2002	3,799,433	$18.21
Granted	1,298,100	14.38
Exercised	(119,194)	4.20
Canceled	(309,500)	24.72

Outstanding at August 31, 2003	4,668,839	17.30
Granted	1,070,311	11.19
Exercised	(38,750)	4.92
Canceled	(258,250)	20.27

Outstanding at August 31, 2004	5,442,150	16.05
Granted	1,763,206	13.93
Exercised	(1,119,579)	12.02
Canceled	(324,615)	17.33

Outstanding at August 31, 2005	5,761,162	16.11

Exercisable at August 31, 2005	3,388,536	$17.53

The following table summarizes information about stock options outstanding as of August 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted	Weighted
		Average	Average	Average
Range Of	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contract Life	Price	Exercisable	Price
$4.19 —$8.25	626,566	3.17 Yrs	$4.40	626,566	$4.40
$8.71—$12.94	1,645,019	8.47 Yrs	11.61	275,633	11.10
$13.62—$16.98	1,272,652	7.78 Yrs	15.40	435,462	15.07
$18.38—$21.00	1,498,550	4.93 Yrs	20.97	1,490,500	20.98
$23.84—$27.00	570,875	6.28 Yrs	25.91	432,250	25.90
$28.46—$31.75	72,500	6.70 Yrs	30.14	54,375	30.14
$33.75—$34.35	25,000	5.29 Yrs	33.87	23,750	33.84
$41.50—$41.50	42,500	5.37 Yrs	41.50	42,500	41.50
$44.29— $44.29	2,500	5.41 Yrs	44.29	2,500	44.29
$51.51—$51.51	5,000	5.54 Yrs	51.51	5,000	51.51

	5,761,162	6.54 Yrs	$16.11	3,388,536	$17.53

Defined Contribution Plans
We sponsor a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute a percentage of annual compensation, subject to an annual limit as determined under federal law, with us matching 50% of the employee’s eligible contribution up to 6% of the employee’s annual compensation. Our expense for this plan for the years ended August 31, 2005, 2004 and 2003, was approximately $10.8 million, $11.0 million and $10.8 million, respectively. Our 401(k) profit sharing plans offer the employees a number of investment choices, including investments in our common stock. The plan purchases these shares on the open market. At August 31, 2005 and 2004, our 401(k) plan owned 1,185,108 shares and 1,135,943 shares, respectively, of our common stock. The fair value of the common stock owned by the 401(k) plan was $25.0 million as of August 31, 2005.
Defined Benefit Plans
Our subsidiaries in the U.K. and Canada have defined benefit plans covering their employees. The first U.K. plan is a salary-related plan for certain employees and admittance to this plan is now closed. The employees in this plan contribute 7% of their salary. Our contribution depends on length of service, the employee’s estimated salary at retirement, and the earnings of the plan’s investments. If the plan’s earnings are sufficient, we make no contributions. The second U.K. plan is contributory and the benefits are based primarily on years of service and the average of an employee’s highest consecutive three years pension qualified salary during their last ten years of service. The Canadian plan is noncontributory, and the benefits are based primarily on years of service and employee’s career average pay; admittance to this plan is now closed. Our policy is to make contributions for current service costs plus minimum special payments for unfunded liability and solvency. The admittance to this plan is now closed. For the years ended August 31, 2005, 2004, and 2003, we recognized expense of approximately, $7.8 million, $4.8 million and $3.9 million, respectively, related to these plans.
At August 31, 2005 and 2004, we had minimum pension plan liabilities of $33.6 million and $20.9 million, respectively, for our three defined benefit plans. This liability is required to be recognized on our balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. In accordance with SFAS No. 87,“Employers Accounting for Pensions,” the increase in the minimum liability is recorded through a direct charge to stockholders’ equity and is, therefore, reflected, net of tax, as a component of comprehensive income in the consolidated statements of shareholders’ equity. The increase in our minimum pension liabilities from fiscal 2004 to fiscal 2005 of $12.5 million is due to an adjustment in the mortality rate of the participants included in our pension plans and a decrease in the discount rate assumptions during fiscal 2005.
The following table sets forth the pension cost for the defined benefit plans we have sponsored and the plans’ funded status as of August 31, 2005, 2004, and 2003 in accordance with the provisions of SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (in thousands):

	For The Year Ended August 31,
	2005	2004	2003
Change in Projected Benefit Obligation
Projected benefit obligation at the start of the year	$115,126	$99,890	$90,123
Service cost	2,664	2,499	2,248
Interest cost	6,614	6,048	5,186
Members’ contributions	910	1,013	811
Actuarial loss (gain)	22,305	(1,222)	3,337
Benefits paid	(5,923)	(5,241)	(4,584)
Foreign currency exchange rate changes	109	12,139	2,769

Projected benefit obligation at the end of the year	141,805	115,126	99,890

Change in Plan Assets
Fair value of the assets at the start of the year	$87,274	$73,977	$68,764
Actual return on plan assets	14,755	4,794	4,357
Employer contributions	3,944	3,469	2,366
Employee contributions	910	1,013	811
Benefits paid	(5,923)	(5,241)	(4,584)
Foreign currency exchange rate changes	375	9,262	2,263

Fair value of the assets at the end of the year	101,335	87,274	73,977

Funded status	(40,470)	(27,852)	(25,913)
Unrecognized net loss (gain)	45,461	33,687	31,934
Adjustment to recognize minimum liability	(33,578)	(20,887)	(20,922)

Prepaid (accrued) benefit cost	$(28,587)	$(15,052)	$(14,901)

Components of Net Periodic Benefit Cost and Increase in Minimum Pension Liability
Service cost	$2,664	$2,499	$2,248
Interest cost	6,614	6,048	5,186
Expected return on plan assets	(3,719)	(5,956)	(5,349)
Amortization of net (gain) loss	1,936	1,998	1,492
Other	296	227	344

Total net periodic benefit cost	$7,791	$4,816	$3,921

	For The Year Ended August 31,
	2005	2004	2003
Increase (decrease) in minimum pension liability included in other comprehensive income	$12,513	$(2,223)	$7,014

Assumptions

For The Year Ended August 31,
	2005	2004	2003
Weighted — Average Assumptions Used to Determine Benefit Obligations at August 31:
Discount rate	4.75-5.00%	5.60-6.00%	5.50-6.00%
Rate of compensation increase	4.00-4.70%	4.00-4.90%	4.00-5.00%
Weighted — Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended August 31:
Discount rate at end of the year	5.00-6.00%	5.50-6.00%	5.50-6.50%
Expected return on plan assets for the year	6.30-8.00%	7.00-7.75%	7.00-8.25%
Rate of compensation increase at end of the year	4.00-4.90%	4.25-5.00%	4.00-5.00%

The accumulated benefit obligations for all pension plans were $129.9 million and $102.3 million at August 31, 2005 and 2004, respectively. The obligations exceeded plan assets by $28.6 million and $15.1 million at August 31, 2005 and 2004, respectively.
Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets
Pension plan weighted-average asset allocations at August 31, 2005 and 2004, by asset category, are as follows:

	At August 31,
Asset Category	2005	2004
Equity securities	62.5%	64.6%
Debt securities	30.3%	30.9%
Other	7.2%	4.5%

Total	100.0%	100.0%

The Company and Trustees of the plans are responsible for ensuring that the investments of the pension plan are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the defined benefits as they come due. To this end, the investment objective is to balance return and funding risks.
Each plan has a target asset allocation that varies investments among equity, debt and other investments. On a combined basis, target asset allocations range from 20% - 80% for equity securities, 15% - 75% for debt securities, and 0% - 20% for other investments. Depending on market conditions, the broad asset class targets may vary from the stated allocations.
In estimating the expected return on plan assets, the Company considers past performance and future expectations for the types of investments held by the plan as well as the expected mix of investments held by the plan.
Contributions and Benefit Payments
We expect to contribute $4.1 million to the plans in fiscal 2006.
The following benefit payments are expected to be paid from plans (in thousands):

Fiscal Year	Pension Benefits	Other Benefits
2006	$5,505	$—
2007	5,662	2
2008	5,820	4
2009	5,993	6
2010	6,248	8
2011 – 2015	33,151	61
In addition to the pension plans disclosed above, we have a defined benefit pension plan for certain employees of our Connex subsidiary. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan’s benefit formulas generally base payments to retired employees upon their length of service. The pension plan’s assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2005 and 2004, the fair market value of the plan assets was $1.4 million and $1.3 million, respectively, which exceeded the estimated accumulated projected benefit obligation.
Note 16 — Related Party Transactions
We have entered into employment agreements with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, President of the E&C segment, President of the Maintenance segment, President of the F&M segment and Executive Vice-President and Chairman of the Executive Committee. Under the terms of the agreements, the executives are entitled to receive their base salaries, bonuses and other employee benefits for the periods of time specified therein. In the event of termination of employment as a result of certain reasons (including a change in control of our company), the executives will be entitled to receive their base salaries and certain other benefits for the remaining term of their agreement and all options and similar awards shall become fully vested. Additionally, in the event of an executive’s death, his estate is entitled to certain payments and benefits.

In fiscal 2001, our employment agreement with our Chief Executive Officer (“CEO”) was amended to provide a non-compete clause. The non-compete clause provided for a payment of $15 million to the CEO upon his separation from Shaw, and the use of a mid-size jet aircraft for up to 150 hours each year over the ten-year non-compete period. Included in accrued liabilities as of August 31, 2005 and 2004 is $17.1 million which represents the $15.0 million cash payment and the present value of the estimated direct incremental cost to Shaw of the aircraft use of $2.1 million.
The amount of the non-compete cash payment of $15.0 million was based upon an outside study of the fair value of non-compete provisions. We also agreed to set aside $5.0 million per year in fiscal 2001 through 2003 to fund this obligation, and, therefore, as of August 31, 2005 and 2004, $15.0 million is invested in a separate account and is included in other current assets. The $15.0 million payment, along with investment earnings on the account, is due upon termination of the CEO’s employment for any reason or upon change of control, as defined in the employment agreement.
In addition, in the event that our CEO resigns for Good Reason (as defined in the employment agreement) or is discharged for reasons other than misconduct or disability, we will be obligated to pay in a lump sum his base salary in effect at the time and the highest annual bonus paid during the preceding ten year period prior to separation multiplied by the number of years remaining in the term of the agreement, which we expect would be ten years. Based on the present salary and past bonus awards, in the event of separation described above our CEO would be entitled to receive a lump sum payment from us of approximately $30.4 million.
Upon hiring certain senior managers, we paid signing bonuses that are repayable should the employee voluntarily terminate prior to a prescribed time. These repayment obligations are evidenced by non-interest bearing loan agreements that are forgiven over time. The impact of discounting such loans to record interest income is not significant. The balance of the senior management loan receivables as of August 31, 2005, 2004, and 2003 was approximately $0.1 million, $1.2 million, and $1.9 million, respectively. There are no loans outstanding to the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. In the ordinary course of business, we have also made other loans to other employees. All of these loan balances are included in other assets.
Effective August 1, 2002, we entered into a five-year watercraft lease with a corporation owned by an executive officer of one of our operating divisions. The lease payments are $10,000 per month.
In January 2003, our subsidiary, Stone & Webster, Inc., was awarded a subcontract to perform engineering services for a company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer for total consideration of approximately $2 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract. That guaranty, by its terms, may be assigned by the Related Company to its client. We also entered into an indemnification and fee agreement between us and the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies but totals approximately $0.8 million over the 20-year term. Although we believe the probability we will have to make any payments under the guaranty agreement is remote, we have recorded the guarantee at its fair value of approximately $0.3 million. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. We expect that we will not be required to make any payments under the guaranty agreement, but the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13 million over the 20-year term of the contract.
Note 17 — Foreign Currency Translation and Transactions
As of August 31, 2005, all of our significant foreign subsidiaries maintained their accounting records in their local currency (primarily British pounds, Venezuelan Bolivars, Canadian dollars, and the Euro). The currencies are converted to U.S. dollars at exchange rates as of the balance sheet date with the effect of the foreign currency translation reflected in “accumulated other comprehensive income (loss),” a component of shareholders’ equity, in accordance with SFAS No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains or losses are credited or charged to income. At August 31, 2005 and 2004, cumulative foreign currency translation adjustments related to these subsidiaries reflected as a reduction to shareholders’ equity amounted to $7.3 million and $3.5 million, respectively; transaction gains and losses reflected in income were a gain of $0.9 million during fiscal 2005, a loss of $2.7 million during fiscal 2004 and a gain of $0.1 million during fiscal 2003, respectively.
Note 18 — Claims on Major Contracts
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Claims receivable are included in costs in excess and estimated earnings and billings on uncompleted contracts on the accompanying consolidated balance sheets.

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
The following disclosure provides a summary of significant claims related to our major projects for the years ended August 31, 2005 and 2004. We are actively engaged in claims negotiation with these customers or have commenced legal proceedings. The amounts include claims from customers, subcontractors, and vendors as well as relief from liquidated damages.
A summary of our net claims receivable position on these major projects discussed below is as follows (in millions):

	As of August 31,
	2005	2004
Receivables from owners under contract terms	$112.9	$114.0
Reimbursement of letter of credit draws by owners	46.9	46.8
Claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	28.2	77.4
Less: Liquidated damages recorded in contract costs	(17.1)	(16.7)
Less: Amounts we collected by drawing letters of credit	(17.5)	(42.1)

Net claims receivable	$153.4	$179.4

Covert & Harquahala Projects
Early in fiscal 2002, we entered into two target-price contracts with a customer, PG&E National Energy Group, Inc. (NEG), and its project entities, to provide EPC services for two gas-fired combined-cycle energy plants in Covert, Michigan and Harquahala Valley, Arizona. In October 2002, the parent company of NEG, PG&E Corp. (PG&E) announced that NEG had notified its lenders that it did not intend to make further equity contributions required under the credit facility to fund the Covert and Harquahala projects. We believed this notice raised doubt about whether we would continue to be paid for the work we performed under these target-price contracts.
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
During the first quarter of fiscal 2004, we notified the owner of substantial completion on two of the three energy island units on Covert and communicated that the remaining unit would achieve substantial completion in January 2004. We also communicated that the total facility would achieve substantial completion in February 2004. We notified the owner of substantial completion on the Harquahala facility on December 24, 2003.

While we previously demonstrated substantial completion on all six units at the two plants, the owners did not accept our various unit and facility completion dates and continued to assess liquidated damages. The owners accepted substantial completion of the Covert units in January 2004 and the Harquahala units in March 2004. The owners have not accepted facility completion on either project, in part because they believed we must post letters of credit on two projects totaling $43.0 million as security for warranty work in order to achieve facility completion. We firmly disagreed with this position, and until all outstanding disputes were resolved, we did not intend to post additional letters of credit. In the meantime, we complied with our warranty obligations. We believe any further warranty obligations have expired.
We reached settlement over disputes with the turbine equipment manufacturers on both the Covert and Harquahala projects in the second quarter of fiscal 2005.
Arbitration proceedings with the owners pertaining to the owners’ assessment of liquidated damages and other claims, as well as our claims for additional work, are scheduled to occur between October and December 2005. The results of arbitration are expected by the second quarter of fiscal 2006.
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
Wolf Hollow Project
On March 8, 2002, AES Frontier, L.P. and AES Wolf Hollow, L.P. (collectively “AES”) entered into a series of contracts (collectively the “EPC contract”) with us to complete the engineering, design, procurement, and construction of a gas-fired, combined-cycle energy plant in Texas for an aggregate contract amount of $99.0 million. It was represented and warranted to us at the time of contracting that the project was 67% complete and that engineering was 99.8% complete, and we relied upon this stage of completion in contracting with AES.
At the time we entered into the EPC contract, the project’s provisional acceptance was scheduled for October 15, 2002; however, acceptance of this project was delayed. We believe the delay from October 15, 2002 was primarily due to (i) the significant overstatement of the percentage completion at the time we entered into the contract; (ii) a fire that occurred in June of 2002 at the project site; and (iii) failure of a turbine during start-up testing in May 2003. We believe the project reached provisional acceptance on July 24, 2003, although AES did not agree to provisional acceptance until August 8, 2003. The contract terms include liquidated damages in the event of late completion of $120,000 per day from October 15, 2002 through June 1, 2003 and $185,000 per day thereafter until provisional acceptance occurs, for which AES has billed us $40.0 million in aggregate.
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
In excess of the original $99.0 million contract price, we have recorded claims receivable from AES for additional costs incurred due to the fire, misrepresentation of the percentage-of-completion, disputed change orders and other claims. In addition, we have claims of approximately $19.7 million that we expect to recover from insurance proceeds related to the fire and backcharges from subcontractors and vendors. Of the $19.7 million, we have collected $17.5 million through draws on letters of credit posted by Parsons and MHI. Parsons and MHI dispute our claims and have filed counterclaims alleging payments due of $14.6 million and the return of the $17.5 million letter of credit draws.
Of the original $99.0 million contract price, AES has not paid $49.8 million of billed milestones and $7.1 million of retention. Under the terms of the EPC contract, AES, at its option, may pay up to $27.7 million of the contract price in subordinated notes or cash. The subordinated notes, $27.7 million of which we consider issued as of August 31, 2005 for payment of billed milestones, bear interest at prime plus 4% and mature in October 2009. If any amounts under the notes are unpaid eight months following final acceptance of the project, the unpaid notes, plus a cash payment of the amounts, if any, paid on the notes through the conversion date, is convertible, at our option, into a 49.9% equity interest in the project.

Further, at the initiation of the project, we secured our obligations under the contract by providing letters of credit totaling $28.1 million. In May and September 2003, AES drew the full amount of the letters of credit in two draws of $13.9 million and $14.1 million, respectively. We have recorded an additional receivable of $28.1 million from AES for reimbursement of these draws which remained outstanding as of August 31, 2005. For the years ended August 31, 2005 and 2004, no gross profit has been recorded on this contract.
In May 2005, we completed the testimony phase of arbitration and the parties completed post hearing briefs in September 2005. We do not expect a decision until the second quarter of fiscal 2006. During the fourth quarter of fiscal 2005, the court trial against the owners was rescheduled to start in April, 2006. There have been no material changes in the amounts of our claims against the owners, equipment vendors, subcontractors and others reported in the consolidated balance sheet at August 31, 2004.
We continue to believe that we have a strong basis for our claim and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of litigation. We cannot provide absolute assurance as to the timing or outcome of the negotiations or results of arbitration and litigation.
Marcus Hook Project
Our EPC project with FPL-Energy (“FPLE”) for a combined-cycle cogeneration plan and auxiliary boiler facility in Marcus Hook, Pennsylvania, experienced delays for various reasons. Each party commenced legal proceedings against the other for various claims. Shortly thereafter, the parties withdrew their lawsuits, and attempted to resolve these issues. The parties were unable to reach a resolution and on May 5, 2005 FPLE commenced legal proceedings.
Additionally, three of our subcontractors on the project have filed claims against us alleging total damages of approximately $17.4 million related to claims for extra costs incurred. We have asserted a counterclaim of approximately $11.4 million for costs associated with us obtaining another subcontractor to perform the work after one initial subcontractor failed to complete the project.
In a ruling in October 2005, the Court granted us a Summary Judgment motion on the scope of a 2003 settlement agreement, citing that any and all claims that FPLE may have from before a settlement agreement are barred. We view this as a positive ruling in our defense of FPLE’s claims and we are currently assessing the impacts of this ruling on the case. FPLE has filed a motion to immediate appeal. The motion was denied. We continue to believe any amounts that we incur related to this project, including legal costs to pursue issues with any subcontractors and vendors, are recoverable from FPLE under the terms of the EPC contract while FPLE disputes whether the costs are fully reimbursable. We cannot provide absolute assurance as to the timing or outcome of the results of the litigation or disputes with FPLE or with the subcontractors.
Other
During the second quarter of fiscal 2005, we reached a settlement related to a project to construct a chemical processing facility in Freeport, Texas and received a cash payment related to the settlement.
Note 19 — Assets Held for Sale, Discontinued Operations and Costs Associated with Exit and Disposal Activities
Assets Held For Sale
The following table presents the assets that were classified as assets held for sale (in thousands):

	As of August 31,
	2005	2004
Fabrication facilities in Louisiana and Texas (F&M segment)	$2,996	$—
Fabrication facilities in North Carolina (F&M segment)	1,518	1,784
Facilities in the United Kingdom (Maintenance segment)	5,006	—

Total assets held for sale	$9,520	$1,784

During the first and second quarters of fiscal 2005, we began marketing for sale a fabrication facility located in Shreveport, Louisiana, and a fabrication facility located in Texas, respectively. In addition to a fabrication facility that has been classified as an asset held for sale since fiscal 2004. During the third quarter of fiscal 2005, we began marketing for sale certain assets associated with our Maintenance segment that is located in the United Kingdom. The carrying value of our assets held for sale reflects the lower of our depreciated cost basis or estimated fair value after consideration of selling costs. During the second quarter of fiscal 2005, we reduced the carrying value of the fabrication facility included for fiscal 2004 and recorded an impairment charge of $0.3 million which is included in other income (expense) on the accompanying consolidated statements of operations for fiscal 2005.
During the fourth quarter of fiscal 2005, we sold real estate assets associated with LandBank for approximately $15.9 million and recognized a $2.2 million gain on the sale, which was included in other income (expense) in our consolidated financial statements for fiscal 2005.
Discontinued Operations
The following table presents the results of our discontinued operations that were reclassified into discontinued operations and the gain (impairment) that was recorded in connection with these businesses (in thousands):

	For The Year Ended August 31,
	2005	2004	2003
Revenues reclassified to discontinued operations:
Hanger engineering and pipe support businesses (F&M segment)	$2,746	$7,934	$15,663

Roche Limited, Consulting Group (E&I segment)	$58,525	$61,132	$54,827

Income (loss) from discontinued operations
Hanger engineering and pipe support businesses (F&M segment)	$(776)	$(1,674)	$247
Roche Limited, Consulting Group (E&I segment)	(1,019)	(764)	950

Total income (loss) from discontinued operations	(1,795)	(2,438)	1,197

Gain (impairment) of discontinued operations:
(Impairment) of hanger engineering and pipe support businesses (F&M segment)	$—	$(2,995)	$—
Gain on sale of Roche Limited, Consulting Group (E&I segment)	356	—	—

Total gain (impairment) of discontinued operations	356	(2,995)	—

Total income (loss) from discontinued operations, net of taxes	$(1,439)	$(5,433)	$1,197

On August 31, 2004, we sold the assets of our hanger engineering and pipe support businesses for $1.3 million in cash proceeds and reclassified the results of these businesses from operating to discontinued operations in our consolidated statements of operations. In connection with the sale of the hanger engineering and pipe support businesses, we have incurred disposal costs that consist primarily of accrued contract costs associated with vacating leased facilities during fiscal 2005.
In the fourth quarter of fiscal 2005, we sold Roche Limited, Consulting Group for approximately $10.6 million and reclassified the results of this business from operating to discontinued operations in our consolidated statements of operations.
Exit and Disposal Activities
During the first quarter of fiscal 2005, the E&C segment executed a plan to terminate certain employees within its Canadian operations. All employees in one of our locations were notified of the termination plan which included the timing of scheduled severances beginning in October 2004. We recorded an initial accrued severance liability of $0.8 million of which $0.7 million was paid during fiscal 2005. Then during the third quarter of fiscal 2005, the E&I segment executed a plan to terminate certain employees in its Russian operations. We recorded an initial accrued severance and other liabilities of $0.3 million which was paid during fiscal 2005. The total accrued severance of both the Canadian and Russian operations of $1.1 million is reflected in income from continuing operations on the accompanying statements of operations for fiscal 2005. In addition to this severance, we also accrued and paid severance of $1.4 million in connection with our sale of certain assets of our Maintenance segment, which are located in the United Kingdom. The total accrued severance is reflected in income from continuing operations on the accompanying consolidated statement of operations for fiscal 2005.
We also sold the assets and certain liabilities of two E&I foreign subsidiaries located in the United Kingdom during the first quarter of fiscal 2005. In connection with the sale of these assets, we made cash disbursements, net of proceeds received, of $0.4 million. A loss on the disposal of these assets of $1.7 million was recorded in the first quarter of fiscal 2005 and is included in other income (expense) on the accompanying consolidated statements of operations.
We also sold the assets and liabilities for certain components of our business during fiscal 2005. During the second quarter of fiscal 2005, we sold certain assets of Shaw Power Technologies, Inc. (PTI) for $14 million in cash proceeds and recognized a $2.0 million gain on the sale. Then during the third quarter of fiscal 2005, we sold the assets of Shaw Aiton Australia Pty. Limited for $0.9 million in cash proceeds and recognized a $1.0 million gain on the sale, and we sold our investment in WebTech, LLC for a net loss of $1.3 million. Finally, during the fourth quarter of fiscal 2005, we sold Roche Limited, Consulting Group for approximately $10.6 million in cash proceeds and a long-term note receivable and recognized a $0.4 million gain on the sale. Each of these transactions has been included in other income (expense) on the accompanying consolidated statements of operations for fiscal 2005.
In fiscal 2005, we recorded a facilities charge of $3.2 million related to the downsizing and closure of leased facilities no longer supporting our E&C and E&I operations in cost of revenues on the accompanying consolidated statement of operations. Each of these facility charges were recognized for the expected remaining future cash outlays associated with trailing lease liabilities and expected restoration costs reduced by the expected sublease income related to these facilities to be paid over the remaining lease terms, which range from three to eight years. Additional charges or reversals may be required, as was the case from the initial estimate of the change to completion of fiscal 2005, if the amount of expected sublease income changes in the future.
Note 20 — Quarterly Financial Data (Unaudited)
     (In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2005
Revenues	$808,526	$747,631	$891,017	$818,742

Gross profit	$74,110	$66,578	$78,867	$72,861

Net income (loss)	$11,013	$9,248	$(21,749)	$17,864

Basic net income (loss) per common share	$0.18	$0.15	$(0.31)	$0.23

Diluted net income (loss) per common share	$0.17	$0.14	$(0.31)	$0.23

Fiscal 2004
Revenues	$632,319	$675,651	$901,655	$806,188

Gross profit	$10,331	$60,357	$72,626	$77,010

Net income (loss)	$(49,592)	$2,497	$7,199	$10,921

Basic net income (loss) per common share	$(1.07)	$0.05	$0.12	$0.17

Diluted net income (loss) per common share	$(1.07)	$0.05	$0.11	$0.17

During the fourth quarter of fiscal 2005, we sold our Roche Limited, Consulting Group (Roche), part of our E&I segment for approximately $10.6 million in cash proceeds and a long-term note receivable and recognized a $0.4 million gain on the sale. We also recorded a $3.1 million impairment charge during the fourth quarter of fiscal 2005 on our power generation plant equipment and materials. Finally, we reduced certain accruals recorded in the acquisition of the IT Group is fiscal 2002, due to revised government indirect rates, which caused a net increase in gross profit of $11.7 million for the fourth quarter of fiscal 2005. During fiscal 2004, we sold of our hanger engineering and pipe support businesses in our F&M segment for approximately $1.3 million and recognized a $3.0 million impairment on the assets. As a result of these sales, the quarterly financial data for revenues and gross profit have been restated to reflect discontinued operations for the first three quarters of fiscal 2005 and for the four quarters of fiscal 2004.
On July 6, 2005, the Company announced that it was to restate its financial statements for fiscal 2004 and for the first two quarters of fiscal 2005 (see Note 21 of our consolidated financial statements). These restatements have been reflected in the quarterly results presented above along with certain reclassifications in order to conform results to current year presentation.
The first quarter of fiscal 2004 gross profit and net income (loss) reflects a charge on two projects of $39.3 million.
Note 21 — Prior Year Restatement of Consolidated Financial Statements
These accompanying consolidated financial statements include the impact of a restatement of the accounting for a non-compete clause of an employment agreement that we entered into with our Chief Executive Officer in fiscal 2001. At that time, it was determined that the cost of the non-compete clause should be expensed in the future, beginning with the commencement of the ten-year non-compete period upon termination of employment, On October 31, 2005, we concluded that the appropriate accounting would have been to expense the cost of the non-compete clause in fiscal 2001.
The accompanying consolidated financial statements reflect the impact of the inclusion of the net present value of the estimated cost of the non-compete clause. The cost of the non-compete clause includes the payment of cash on the date of termination of $15.0 million and the use of a mid-sized jet aircraft for up to 150 hours per year. We have estimated the net present value of the direct incremental cost of the aircraft use to be $2.1 million. Therefore, the impact of the restatement was to record additional compensation expense in fiscal 2001 of $17.1 million, net of the income taxes of $6.7 million, resulting in a reduction of net income and retained earnings of $10.4 million in fiscal 2001 and reduction in retained earnings for all subsequent periods.
On July 6, 2005, the Company announced that it would restate its financial statements for the fiscal year ended August 31, 2004 and associated quarters for fiscal 2004, along with the financial statements for the six months ended February 28, 2005 to correct an accounting error.
The accounting error was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December 2003. Following the acquisition of EDS, from January 2004 through December 2004, Shaw recorded excess costs of revenues associated with EDS’s operations. In December 2004, Shaw converted EDS’s accounting system to Shaw’s accounting systems which corrected the issue from that point forward. The effect of the restatements on the financial results is to increase reported net income over this period by $2.6 million, after taxes, impacting only the E&C segment. This restatement affected the operating results of each quarter during the period, but had no impact on revenues, operating cash flows, or compliance with debt covenants for any quarterly or annual period. There was no restatement to the results of fiscal 2003 as a result of this accounting error.

Note 22 — Unbilled Receivables, Retainage Receivables, Advance Billings, Disputed Accounts Receivable, Accounts Receivable and Concentration of Credit Risk
Unbilled Receivables, Retainage Receivables, Advance Billings and Disputed Accounts Receivable
In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Costs and estimated earnings in excess of billings on uncompleted contracts of $395.1 million and $384.0 million as of August 31, 2005 and 2004, respectively, represents the excess of contract costs and profits recognized to date using the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts of $274.2 million and $357.5 million as of August 31, 2005 and 2004, respectively, represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion accounting method on certain contracts. Deferred revenue-prebilled on contracts as of August 31, 2005 and 2004 were $8.4 million and $6.2 million, respectively.
Unbilled accounts receivable become billable according to the contract terms which vary significantly but usually consider the passage of time, achievement of certain milestones or completion of the project. We believe that substantially all such unbilled amounts will be billed and collected over the next twelve months. Retainage amounts are typically withheld from progress billings by our customers until the completion of a project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance or fulfillment guarantees.
Accounts Receivable
Accounts receivable on the accompanying consolidated balance sheets as of August 31, 2005 and 2004 include the following (in thousands):

	August 31,
	2005	2004
Trade accounts receivable, net	$303,412	$381,781
Unbilled accounts receivable	26,793	10,532
Retainage	87,830	59,080

Total accounts receivable, including retainage, net	$418,035	$451,393

Concentration of Credit — Government Contracting
The following table presents amounts due from government agencies or entities owned by the U.S. Government, along with revenues related to these governmental agencies and entities (in millions):

	August 31,
	2005	2004
Amounts due from U.S. Government	$70.1	$71.8

	For the Year Ended
	August 31,
	2005	2004	2003
Revenues	$1,014.8	$1,170.0	$948.9

Note 23 – New Accounting Pronouncements
On October 22, 2004, the President signed the “American Jobs Creation Act of 2004” (the “Act”). On December 21, 2004, the FASB issued two FSP’s regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (“FSP SFAS No. 109-1”) and (2) the one-time tax benefit for the repatriation of foreign earnings (“FSP SFAS No. 109-2”). The guidance in the FSP’s applies to financial statements for periods ending after the date the Act was enacted.

FSP 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, “Accounting for Income Taxes.” We are currently evaluating the impact, if any, of FSP-109-1 on our consolidated financial statements.
FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We studied the provisions of the Act related to the repatriation of earnings and do not intend to repatriate any earnings as of August 31, 2005.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 will be effective for our 2006 fiscal year. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.
On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” (“SFAS 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with our first quarter of fiscal 2006. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact, if any, of FIN 47 on our consolidated financial statements.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123(R).
We have also decided that we will use the modified prospective method for our adoption of SFAS 123(R), and anticipate that the related compensation expense that will be recognized during fiscal 2006 will range from $7.0 million to $10.0 million. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2007. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
Note 24 — Subsequent Events
On September 2, 2005, we sold Shaw Heat, part of our Maintenance segment that had fiscal 2005 revenues of $4.2 million, for $1.1 million in cash proceeds, which we estimate will result in an immaterial pre-tax loss.
On October 3, 2005, we entered into an Amendment to our Credit Agreement dated April 25, 2005 to increase the revolving credit facility from $450.0 million to $550.0 million. The terms of the Amendment are similar to the terms of the original Credit Agreement dated April 25, 2005, except that the entire $550.0 million is available for performance letters of credit and up to $325.0 million is available for working capital needs.
On October 13, 2005, we issued both qualified and non-qualified stock options totalling 658,979, which in accordance with SFAS 123(R), will be expensed over the period the options vest (generally four years) and will be included in our results of operations commencing in fiscal 2006. Our Board of Directors also approved the award of additional qualified and non-qualified stock options and restricted stock, to certain employees, which is subject to shareholder approval, which is scheduled to occur in January of 2006.
The execution by our E&C segment of one of our EPC projects in south Louisiana was impacted by the aftermath of Hurricanes Katrina and Rita in September 2005. We believe that any additional costs we incur as a result of these events will be recoverable from our customer under the force majeure provisions of the contract. We are assessing the impact of these events but do not expect a material impact to the financial statements.
A fabrication facility in southwest Louisiana operated by our Maintenance segment was damaged during September 2005 by Hurricane Rita. The major equipment at the location is covered by insurance and we believe that recovery of insurance proceeds, net of our deductible, is probable. We are assessing the extent of the damage but do not expect the impact to be material to the financial statements.
Note 25 — Condensed Consolidating Financial Information
The following presents condensed consolidating financial information with respect to our financial position as of August 31, 2005 and 2004, and the results of our operations and cash flows for the years ended August 31, 2005, 2004 and 2003.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2005
Current assets	$951,140	$205,778	$131,150	$(33,248)	$1,254,820
Intercompany long-term receivables	240	484,291	9,708	(494,239)	—
Investments in subsidiaries and joint ventures	739,737	167,614	6,251	(878,731)	34,871
Property and equipment, net	30,805	98,756	27,975	—	157,536
Other assets	18,375	560,281	44,772	—	623,428

Total Assets	$1,740,297	$1,516,720	$219,856	$(1,406,218)	$2,070,655

Current liabilities	$55,346	$687,767	$71,828	$(33,780)	$781,161
Intercompany long-term debt	476,429	9,708	8,102	(494,239)	—
Long-term revolving line of credit	40,850	—	—	—	40,850
Long-term debt and capital leases	15,040	2,977	6,674	—	24,691
Other non-current liabilities	8,079	28,620	27,461	—	64,160
Minority interest	—	—	—	15,240	15,240
Shareholders’ Equity	1,144,553	787,648	105,791	(893,439)	1,144,553

Total Liabilities & Shareholders’ Equity	$1,740,297	$1,516,720	$219,856	$(1,406,218)	$2,070,655

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
		As of August 31, 2004
Current assets	$449,981	$597,859	$169,299	$(58,333)	$1,158,806
Intercompany long-term receivables	2,300	42,173	—	(44,473)	—
Investments in subsidiaries and joint ventures	715,737	125,136	8,855	(824,039)	25,689
Property and equipment, net	34,776	109,491	25,221	—	169,488
Other assets	26,050	609,220	48,752	(2,469)	681,553

Total Assets	$1,228,844	$1,483,879	$252,127	$(929,314)	$2,035,536

Current liabilities	$57,729	$731,641	$136,700	$(58,333)	$867,737
Intercompany long-term debt	38,277	—	6,196	(44,473)	—
Long-term revolving line of credit	—	—	—	—	—
Long-term debt and capital leases	251,865	3,512	5,796	—	261,173
Other non-current liabilities	4,602	4,205	13,303	(2,469)	19,641
Minority interest	—	—	—	10,614	10,614
Shareholders’ Equity	876,371	744,521	90,132	(834,653)	876,371

Total Liabilities & Shareholders’ Equity	$1,228,844	$1,483,879	$252,127	$(929,314)	$2,035,536

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Income
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Year Ended August 31, 2005
Revenues	$—	$3,086,005	$218,662	$(38,751)	$3,265,916
Cost of revenues	—	2,834,656	178,170	(39,326)	2,973,500

Gross profit	—	251,349	40,492	575	292,416
General and administrative expenses	56,195	120,772	13,333	(52)	190,248

Operating income (loss)	(56,195)	130,577	27,159	627	102,168
Other income (expense)	56,029	(118,819)	(220)	(627)	(63,637)
Equity in earnings (losses) of subsidiaries	16,376	23,218	—	(39,594)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	16,210	34,976	26,939	(39,594)	38,531
Provision for income taxes	214	18,379	2,017	—	20,610

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	15,996	16,597	24,922	(39,594)	17,921
Minority interest, net of taxes	—	—	—	(3,915)	(3,915)
Earnings (losses) from unconsolidated entities, net of taxes	380	4,144	(715)	—	3,809

Income (loss) from continuing operations	16,376	20,741	24,207	(43,509)	17,815
Loss from discontinued operations, net of taxes	—	(776)	(663)	—	(1,439)

Net income (loss)	$16,376	$19,965	$23,544	$(43,509)	$16,376

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Year Ended August 31, 2004
Revenues	$—	$2,775,156	$270,988	$(30,331)	$3,015,813
Cost of revenues	—	2,598,027	227,588	(30,126)	2,795,489

Gross profit	—	177,129	43,400	(205)	220,324
General and administrative expenses	55,856	141,043	15,220	(205)	211,914

Operating income (loss)	(55,856)	36,086	28,180	—	8,410
Other income (expense)	55,879	(89,360)	(3,010)	(2,485)	(38,976)
Equity in earnings (losses) of subsidiaries	(28,975)	25,545	—	3,430	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(28,952)	(27,729)	25,170	945	(30,566)
Provision (benefit) for income taxes	(28)	(9,498)	(375)	—	(9,901)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	(28,924)	(18,231)	25,545	945	(20,665)
Minority interest, net of taxes	—	—	(171)	(5,284)	(5,455)
Earnings (losses) from unconsolidated entities, net of taxes	(51)	4,054	(1,425)	—	2,578

Income (loss) from continuing operations	(28,975)	(14,177)	23,949	(4,339)	(23,542)
Loss from discontinued operations, net of taxes	—	(4,669)	(764)	—	(5,433)

Net income (loss)	$(28,975)	$(18,846)	$23,185	$(4,339)	$(28,975)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Year Ended August 31, 2003
Revenues	$—	$2,954,606	$286,895	$(3,524)	$3,237,977
Cost of revenues	—	2,748,657	235,020	(3,524)	2,980,153

Gross profit	—	205,949	51,875	—	257,824
General and administrative expenses	41,200	118,208	28,010	—	187,418

Operating income (loss)	(41,200)	87,741	23,865	—	70,406
Other income (expense)	46,481	(83,656)	650	—	(36,525)
Equity in earnings (losses) of subsidiaries	20,866	19,494	—	(40,360)	—

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	26,147	23,579	24,515	(40,360)	33,881
Provision (benefit) for income taxes	1,850	1,892	7,322	—	11,064

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income from discontinued operations	24,297	21,687	17,193	(40,360)	22,817
Minority interest, net of taxes	—	—	—	(169)	(169)
Earnings (losses) from unconsolidated entities, net of taxes	(3,431)	3,286	(2,834)	—	(2,979)

Income from continuing operations	20,866	24,973	14,359	(40,529)	19,669
Income from discontinued operations, net of taxes	—	247	950	—	1,197

Net income (loss)	$20,866	$25,220	$15,309	$(40,529)	$20,866

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Year Ended August 31, 2005
Net cash provided by (used in) operating activities	$69,214	$(32,884)	$31,559	$—	$67,889
Net cash provided by (used in) investing activities	(5,771)	(112,040)	(8,651)	—	(126,462)
Net cash provided by (used in) financing activities	(115,499)	133,108	(4,096)	—	13,513
Cash from consolidation of variable interest entities previously unconsolidated	—	—	1,343	—	1,343
Effects of foreign exchange rate changes on cash	—	—	(1,194)	—	(1,194)

Net increase (decrease) in cash and cash equivalents	(52,056)	(11,816)	18,961	—	(44,911)
Cash and cash equivalents — beginning of the year	55,970	18,609	13,978	—	88,557

Cash and cash equivalents — end of the year	$3,914	$6,793	$32,939	$—	$43,646

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Year Ended August 31, 2004
Net cash provided by (used in) operating activities	$76,036	$(111,753)	$16,944	$—	$(18,773)
Net cash provided by (used in) investing activities	(3,294)	(20,507)	(8,633)	—	(32,434)
Net cash provided by (used in) financing activities	(113,917)	116,266	(41,797)	—	(39,448)
Cash from consolidation of variable interest entities previously unconsolidated	—	—	879	—	879
Effects of foreign exchange rate changes on cash	—	—	(1,519)	—	(1,519)

Net increase (decrease) in cash and cash equivalents	(41,175)	(15,994)	(34,126)	—	(91,295)
Cash and cash equivalents — beginning of the year	97,145	34,603	48,104	—	179,852

Cash and cash equivalents — end of the year	$55,970	$18,609	$13,978	$—	$88,557

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Year Ended August 31, 2003
Net cash provided by (used in) operating activities	$12,453	$(309,386)	$98,697	$—	$(198,236)
Net cash provided by (used in) investing activities	42,859	(37,535)	35,530	—	40,854
Net cash provided by (used in) financing activities	(319,380)	360,385	(106,026)	—	(65,021)
Cash from consolidation of variable interest entities previously unconsolidated	—	—	—	—	—
Effects of foreign exchange rate changes on cash	—	—	491	—	491

Net increase (decrease) in cash and cash equivalents	(264,068)	13,464	28,692	—	(221,912)
Cash and cash equivalents — beginning of the year	361,213	21,139	19,412	—	401,764

Cash and cash equivalents — end of the year	$97,145	$34,603	$48,104	$—	$179,852

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls And Procedures.
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2005.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.
In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, we believe that the Company’s internal control over financial reporting was effective as of August 31, 2005. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors.
Management’s Consideration of the Restatements
In reaching the conclusion that the Company’s internal control over financial reporting was effective as of August 31, 2005, management considered, among other things, the following restatements. We restated our previously issued financial statements, as discussed in Note 21 to our consolidated financial statements. This restatement was necessary to correct an accounting error related to the treatment for the non-compete clause of an employment agreement that we entered into with our Chief Executive Officer during fiscal 2001. Management has subsequently concluded the appropriate accounting would have been to expense the cost of the non-compete clause in fiscal 2001. Management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was a result of a control deficiency in fiscal 2001. Since then, management strengthened controls in this area by assigning specific accounting and financial reporting personnel, together with our human resources and legal departments, to review all new employment agreements entered into during each quarterly period. Management concluded that the control deficiency that resulted in the restatement was remediated as of August 31, 2005.
Also discussed in Note 21, we restated our previously issued financial statements for the fiscal year ended August 31, 2004 and associated quarters for fiscal 2004, along with the financial statements for the six months ended February 28, 2005 to correct an accounting error. The accounting error was an overstatement of operating expenses related to employee benefit costs for Shaw Energy Delivery Services (EDS), a business unit acquired by Shaw in December of 2003. Following the acquisition of EDS, from January 2004 through December 2004, Shaw recorded excess costs of revenues associated with EDS’s operations. In December 2004, Shaw converted EDS’s accounting systems to Shaw’s accounting systems, which eliminated the recurrence of the error. After reviewing and analyzing the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement was remediated as of August 31, 2005.
Attestation Report of the Independent Registered Public Accounting Firm
Our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 65 of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of The Registrant
Information regarding our directors and executive officers and our audit committee financial expert is to be included in our definitive proxy statement prepared in connection with the 2005 Annual Meeting of Shareholders to be held in January 2006 and is incorporated herein by reference.
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
The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225) 932-2500
www.shawgrp.com

Item 11. Executive Compensation
Information regarding executive compensation is to be included in our definitive proxy statement prepared in connection with the 2005 Annual Meeting of Shareholders to be held in January 2006 and is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions is to be included in our definitive proxy statement prepared in connection with the 2005 Annual Meeting of Shareholders to be held in January 2006 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is to be included in our definitive proxy statement prepared in connection with the 2005 Annual Meeting of Shareholders to be held in January 2006 and is incorporated herein by reference.
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
3. Exhibits.
3.1.	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).

3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

3.4	Composite of the Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

3.5	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.5	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005).

4.6	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

10.1	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.2	The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through January 30, 2004 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.3	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.4	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through January 24, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2005).

10.5	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.6	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.7	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.8	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed in October 18, 2004).

10.9	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (No. 333-62856)).

10.10	Flexible Perquisites Program for certain executive officers (the description of the flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004).

10.11	The Shaw Group Inc. Fiscal 2005 Management Incentive Program Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.12	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.13	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on From 10-K for the fiscal year ended August 31, 2001).

10.14	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.15	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

10.16	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004).

10.17	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.18	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.19	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.20	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.21	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.22	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.23	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000).

10.24	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.25	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.26	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002).

10.27	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005).

10.28	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 11-K filed on June 24, 2004).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated September 2005 (filed herewith).

21.1	Subsidiaries of The Shaw Group Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES AND CERTIFICATIONS
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/ J. M. Bernhard, Jr.

By: J. M. Bernhard, Jr.
Chief Executive Officer
Date: November 1, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.M. Bernhard, Jr. (J. M. Bernhard, Jr.)	Chairman of the Board and Chief Executive Officer, (Principal Executive Officer and Director)	November 1, 2005
/s/ Robert L. Belk (Robert L. Belk)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Director)	November 1, 2005
/s/ T.A. Barfield, Jr. (T.A. Barfield, Jr.)	President and Chief Operating Officer (Principal Operating Officer and Director)	November 1, 2005
/s/ Albert McAlister (Albert McAlister)	Director	November 1, 2005
/s/ L. Lane Grigsby (L. Lane Grigsby)	Director	November 1, 2005
/s/ David W. Hoyle (David W. Hoyle)	Director	November 1, 2005
/s/ John W. Sinders, Jr. (John W. Sinders, Jr.)	Director	November 1, 2005
/s/ James F. Barker (James F. Barker)	Director	November 1, 2005
/s/ Charles E. Roemer, III (Charles E. Roemer, III)	Director	November 1, 2005

Exhibit Index
3.1.	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).

3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

3.4	Composite of the Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

3.5	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.5	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005).

4.6	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001).

10.1	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.2	The Shaw Group Inc. 1996 Non-Employee Director Stock Option Plan, amended and restated through January 30, 2004

(incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.3	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.4	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through January 24, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2005).

10.5	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.6	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.7	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.8	Informal Agreements to award shares of restricted stock (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed in October 18, 2004).

10.9	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (No. 333-62856)).

10.10	Flexible Perquisites Program for certain executive officers (the description of the flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004).

10.11	The Shaw Group Inc. Fiscal 2005 Management Incentive Program Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.12	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.13	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on From 10-K for the fiscal year ended August 31, 2001).

10.14	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.15	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

10.16	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004).

10.17	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

10.18	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.19	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005).

10.20	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.21	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.22	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.23	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000).

10.24	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.25	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.26	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002).

10.27	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005).

10.28	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 11-K filed on June 24, 2004).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated September 2005 (filed herewith).

21.1	Subsidiaries of The Shaw Group Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).