Form 10-Q
period 2005-11-30
SHAW GROUP INC
filed 2006-01-06
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
       (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 1-12227
The Shaw Group Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1106167

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4171 Essen Lane, Baton Rouge, Louisiana	70809

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows:
Common stock, no par value, 79,280,748 shares outstanding as of January 4, 2006.

FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,
	2005	August 31,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$50,196	$56,779
Restricted and escrowed cash	97,917	171,900
Accounts receivable, including retainage, net	537,312	418,035
Inventories	87,726	97,684
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	608,392	395,124
Deferred income taxes	62,465	85,500
Prepaid expenses and other current assets	50,754	42,931

Total current assets	1,494,762	1,267,953
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	38,198	34,871
Property and equipment, less accumulated depreciation of $146,829 at November 30, 2005 and $142,051 at August 31, 2005	157,544	157,536
Goodwill	505,039	506,453
Other assets	109,652	116,975

	$2,305,195	$2,083,788

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	November 30,
	2005	August 31,
	(Unaudited)	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474,946	$326,976
Accrued liabilities	192,914	165,471
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	246,449	274,198
Contract liability adjustments	6,042	6,936
Deferred revenue – prebilled	12,083	8,357
Current maturities of long-term debt	9,193	4,135
Short-term revolving lines of credit	8,233	6,367
Current portion of obligations under capital leases	1,731	1,854

Total current liabilities	951,591	794,294
Long-term revolving line of credit	83,350	40,850
Long-term debt, less current maturities	21,361	21,718
Obligations under capital leases, less current portion	2,917	2,973
Deferred income taxes	15,984	21,518
Other liabilities	43,453	42,642
Minority interest	1,367	15,240
Shareholders’ equity:
Common stock, no par value, 84,659,258 and 84,289,004 shares issued, respectively; and 79,269,486 and 78,957,349 shares outstanding, respectively	1,023,535	1,023,603
Retained earnings	296,525	263,812
Accumulated other comprehensive loss	(33,420)	(31,752)
Unearned stock-based compensation	—	(11,197)
Treasury stock, 5,389,772 shares and 5,331,655 shares, respectively	(101,468)	(99,913)

Total shareholders’ equity	1,185,172	1,144,553

	$2,305,195	$2,083,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	November 30,
	2005	2004
Revenues	$1,138,079	$808,526
Cost of revenues	1,032,047	734,415

Gross profit	106,032	74,111
General and administrative expenses	52,564	45,188

Operating income	53,468	28,923
Interest expense	(3,393)	(9,653)
Interest income	1,747	1,038
Foreign currency transaction gains (losses), net	946	(1,162)
Other expense, net	(1,602)	(1,555)

	(2,302)	(11,332)

Income before income taxes, minority interest, earnings from unconsolidated entities and loss from and impairment of discontinued operations	51,166	17,591
Provision for income taxes	18,164	6,229

Income before minority interest, earnings from unconsolidated entities and loss from and impairment of discontinued operations	33,002	11,362
Minority interest, net of income taxes	(1,107)	(144)
Earnings from unconsolidated entities, net of income taxes	1,138	258

Income from continuing operations	33,033	11,476
Loss from and impairment of discontinued operations, net of income taxes	(320)	(463)

Net income	$32,713	$11,013

Net income per common share:
Basic:
Income from continuing operations	$0.42	$0.18
Loss from and impairment of discontinued operations, net of income taxes	—	(0.01)

Net income	$0.42	$0.17

Diluted:
Income from continuing operations	$0.41	$0.18
Loss from and impairment of discontinued operations, net of income taxes	—	(0.01)

Net income	$0.41	$0.17

Weighted average shares outstanding:
Basic	78,090	63,273
Diluted:
Stock options	1,076	468
LYONs convertible debt	10	—
Restricted stock	281	977

Total	79,457	64,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net income	$32,713	$11,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,996	7,916
Loss from and impairment of discontinued operations, net of taxes	320	463
Provision for deferred income taxes	17,501	4,942
Stock-based compensation expense	3,092	1,010
Accretion of interest on discounted long-term debt	11	92
Amortization of deferred debt issue costs	199	1,116
Amortization of contract adjustments	(894)	(3,783)
Earnings from unconsolidated entities, net of tax	(1,138)	(258)
Foreign currency transaction (gains) losses, net	(946)	1,162
Gain on sale of businesses, net	183	—
Minority interest, net of taxes	1,107	144
Distributions from unconsolidated entities	810	1,207
Other operating activities, net	(173,294)	(18,641)

Net cash provided by (used in) operating activities	(112,340)	6,383
Cash flows from investing activities:
Purchases of property and equipment	(10,265)	(5,541)
Investments in and advances to unconsolidated entities and joint ventures	(1,810)	(5,964)
Distributions from unconsolidated entities	102	—
Proceeds from sale of property and equipment	476	79
Proceeds (disbursements) from sale of businesses, net	650	(356)
Cash received from restricted and escrowed cash	75,211	40,928
Cash deposited into restricted and escrowed cash	(1,228)	(83,764)

Net cash provided by (used in) investing activities	63,136	(54,618)
(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2005	2004
Cash flows from financing activities:
Repayment of debt and capital leases	$(979)	$(662)
Payments for financed insurance premiums	(2,424)	(2,472)
Return of capital to joint venture partner	(4,685)	—
Proceeds from issuance of debt	430	8
Deferred credit costs	(810)	(714)
Issuance of common stock	6,487	274
Tax benefits from exercises of stock options and other	378	—
Proceeds from revolving credit agreements	200,176	2,854
Repayments of revolving credit agreements	(155,810)	(1,069)

Net cash provided by (used in) financing activities	42,763	(1,781)

Effects of foreign exchange rate changes on cash	(142)	(961)

Net change in cash and cash equivalents	(6,583)	(50,977)
Cash and cash equivalents — beginning of year	56,779	102,351

Cash and cash equivalents — end of period	$50,196	$51,374

Non-cash investing and financing activities:
Issuance of restricted stock	$45	$5,291

Financed insurance premiums	$7,483	$8,663

Joint venture partner’s transfer of capital to us for payment of note	$10,025	$—

Common stock received from employee to satisfy employee related payroll taxes	$1,555	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Dollars in Thousands)

	(unaudited)
	Three Months Ended
	November 30,
	2005	2004
Revenues
E&I	$557,544	$311,655
E&C	324,557	273,095
Maintenance	195,620	184,606
F&M	60,358	39,170

Total consolidated revenues	$1,138,079	$808,526

Intersegment revenues
E&I	$427	$232
E&C	80	190
Maintenance	3,253	933
F&M	12,073	9,442

Total intersegment revenues	$15,833	$10,797

Gross profit:
E&I	$63,383	$42,374
E&C	22,359	21,757
Maintenance	8,024	1,844
F&M	12,266	8,136

Total gross profit	$106,032	$74,111

Gross profit percentage:
E&I	11.4%	13.6%
E&C	6.9	8.0
Maintenance	4.1	1.0
F&M	20.3	20.8
Total gross profit percentage	9.3%	9.2%

Income before income taxes, minority interest, earnings from unconsolidated entities and loss from and impairment of discontinued operations
E&I	$46,103	$23,901
E&C	15,235	12,480
Maintenance	5,322	(2,068)
F&M	7,754	3,543
Corporate items and eliminations	(23,248)	(20,265)

Total income before income taxes, minority interest, earnings from unconsolidated entities and loss from and impairment of discontinued operations	$51,166	$17,591

	(unaudited)
	November 30,	August 31,
	2005	2005
Assets
E&I	$859,535	$656,188
E&C	651,234	692,105
Maintenance	86,583	73,741
F&M	315,145	309,322
Corporate	482,119	406,497

Total segment assets	2,394,616	2,137,853
Elimination of intercompany receivables	(24,684)	(11,815)
Income taxes not allocated to segments	(64,737)	(42,250)

Total consolidated assets	$2,305,195	$2,083,788

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – General Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, filed with the Securities and Exchange Commission on November 2, 2005.
The financial information of The Shaw Group Inc., including its wholly-owned subsidiaries, its consolidated variable interest entities, and the proportionate share of some of our investment in joint ventures as of November 30, 2005 and for the three month period ended November 30, 2005, was not audited by our independent auditors. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year. The results of operations related to our disaster relief, emergency response and recovery services work in the Gulf Coast area of the United States are not necessarily indicative of our expected results for future periods. (See Note 4 of our condensed consolidated financial statements).
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
Certain reclassifications have been made to the prior periods financial statements in order to conform to the current period’s presentation. The August 31, 2005 balance sheet reflects an increase in cash and cash equivalents, accrued liabilities and accounts payable to reflect outstanding checks on certain bank accounts in a manner consistent with the November 30, 2005 balance sheet presentation.
Note 2 – Stock-Based Compensation
We have various types of stock-based compensation plans. These plans are administered by our compensation committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, for additional information related to these stock-based compensation plans.
Effective September 1, 2005, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on September 1, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on September 1, 2005, our income before taxes, net income and basic and diluted earnings per share for the three months ended November 30, 2005, were $2.1 million, $1.7 million, and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the three months ended November 30, 2005, we revised our condensed consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended November 30, 2005, $0.4 million of tax benefits were reported as financing cash flows rather than operating cash flows.
Net cash proceeds from the exercise of stock options were $6.5 million for the three months ended November 30, 2005. The actual income tax benefit realized from stock option exercises is $1.5 million for the same period.
The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended November 30, 2004 (in millions, except per share amounts):

Net income:
As reported	$11,013
Add: Stock-based employee compensation reported in net income, net of taxes	702
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(2,069)

Pro forma	$9,646

Basic net income per share:
As reported	$0.17
Add: Stock-based employee compensation reported in net income, net of taxes	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(0.03)

Pro forma	$0.15

Diluted net income per share:
As reported	$0.17
Add: Stock-based employee compensation reported in net income, net of taxes	0.01
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(0.03)

Pro forma	$0.15

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended
	November 30,
	2005	2004
Dividend yield	0%	0%
Expected volatility	48%	65%
Risk-free interest rate	4.5%	3.5%
Expected life of options (in years)	6.9	5.0
Weighted-average grant-date fair value	$14.17	$7.24
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.
At November 30, 2005, there was $18.8 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.9 years.

The following table represents stock option activity for the three months ended November 30, 2005:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at beginning of period	5,761,162	$16.11
Granted	644,243	20.76
Exercised	(415,004)	15.49
Forefited	(63,056)	13.00

Outstanding options at end of period	5,927,345	$16.69	6.71 Yrs

Outstanding exercisable at end of period	3,670,467	$17.19	5.54 Yrs

Shares available for future stock option grants to employees and directors under existing plans were 34,756 and 87,000, respectively, at November 30, 2005. At November 30, 2005 the aggregate intrinsic value of shares outstanding was $46.4 million, and the aggregate intrinsic value of options exercisable was $26.9 million. Total intrinsic value of options exercised was $3.7 million for the three months ended November 30, 2005.
The following table summarizes our nonvested stock option activity for the three months ended November 30, 2005:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options at beginning of period	2,372,626	$8.17
Granted	644,243	14.20
Vested	(701,784)	8.55
Forefited	(58,207)	7.80

Nonvested stock options at end of period	2,256,878	$9.78

Restricted Stock
The plans, described in Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, filed with the Securities and Exchange Commission on November 2, 2005, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to four years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period. As of November 30, 2005, we have unearned stock-based compensation of $9.9 million associated with these awards. Upon adoption of SFAS 123(R), we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in other income (expense) in the accompanying condensed consolidated statements of operations.
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed consolidated statements of operations related to these restricted stock grants for the periods indicated below (in thousands):

	Three Months Ended
	November 30,
	2005	2004
Stock-based compensation expense	$1,023	$948
The following table represents the shares that were granted and outstanding as of November 30, 2005 and August 31, 2005:

	November 30,	August 31,
	2005	2005
Restricted stock:
Granted, during and as of the period ended	2,112	454,152
Outstanding, as of	807,762	1,152,608
Future restricted stock awards:
Granted, during and as of the period ended	—	211,800
Outstanding, as of	—	21,000

Note 3 – Goodwill and Other Intangible Assets
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2005 to November 30, 2005 (in thousands):

	E&I	E&C	Maintenance	F&M	Total
Balance at September 1, 2005	$186,878	$262,142	$42,371	$15,062	$506,453
Currency translation adjustment	—	(742)	(80)	(328)	(1,150)
Sale of Shaw Field Services, Inc.	—	—	(264)	—	(264)

Balance at November 30, 2005	$186,878	$261,400	$42,027	$14,734	$505,039

During the three months ended November 30, 2005, we sold the assets of Shaw Field Services, Inc. for $1.1 million in a combination of cash proceeds and a promissory note. The sale resulted in a net loss of $0.2 million, and is included in other expense on the accompanying condensed consolidated statements of operations for the three months ended November 30, 2005.
As of November 30, 2005 and August 31, 2005, we had tax deductible goodwill of approximately $174.1 million and $178.2 million, respectively.
The gross carrying values and accumulated amortization of these amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2005	$44,261	$(12,122)	$2,752	$(868)
Amortization	—	(761)	—	(55)

Balance at November 30, 2005	$44,261	$(12,883)	$2,752	$(923)

The following table presents the annual amortization for our intangible assets not associated with contract adjustments related to our proprietary technologies, patents, and trademarks (in thousands):

TOTAL
2006	$2,358
2007	3,031
2008	2,970
2009	2,866
2010	2,708
Thereafter	17,445

Total	$31,378

The following table presents the annual amortization for our customer relationships (in thousands):

TOTAL
2006	$231
2007	307
2008	307
2009	307
2010	307
Thereafter	370

Total	$1,829

Contract Adjustments and Accrued Contract Losses
The contract liability (asset) adjustments and accrued contract losses established in purchase accounting (related to the IT Group and Stone & Webster acquisitions) are recognized periodically as reductions to cost of revenues in the accompanying condensed consolidated statements of operations.
The following table presents the additions to and utilization of contract liability (asset) adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

		Asset or	Cost of
	September 1,	Liability	Revenues	November 30,
	2005	Increase/	Increase/	2005
Three Months ended November 30, 2005	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(519)	$—	$110	$(409)
Contract liability adjustments	6,936	—	(894)	6,042
Accrued contract losses	2,965	—	(1,138)	1,827

Total	$9,382	$—	$(1,922)	$7,460

		Asset or	Cost of
	September 1,	Liability	Revenues	November 30,
	2004	Increase/	Increase/	2004
Three Months ended November 30, 2004	Balance	Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$—	$245	$(1,170)
Contract liability adjustments	17,347	—	(3,095)	14,252
Accrued contract losses	5,878	—	(25)	5,853

Total	$21,810	$—	$(2,875)	$18,935

The decreases in the contract liability (asset) adjustments and accrued contract losses for the three months ended November 30, 2005 and November 30, 2004, as presented above, represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.
Accrued contract losses not accrued in a business combinations are included in billings in excess of cost and estimated earnings on uncompleted contracts and were $8.1 million and $6.6 million as of November 30, 2005 and August 31, 2005, respectively. Contract (asset) adjustments are included in other current assets in the accompanying condensed consolidated balance sheets.
Note 4 – Inventories, Accounts Receivable and Concentration of Credit Risk
Inventories
The major components of inventories were as follows (in thousands):

	November 30, 2005			August 31, 2005
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$36,126	$—	$36,126	$33,553	$—	$33,553
Raw Materials	3,258	36,970	40,228	2,431	49,490	51,921
Work In Process	1,381	9,991	11,372	1,579	10,631	12,210

	$40,765	$46,961	$87,726	$37,563	$60,121	$97,684

Accounts Receivable
Accounts receivable as of November 30, 2005 and August 31, 2005 were as follows (in thousands):

	November 30,	August 31,
	2005	2005
Trade accounts receivable, net	$400,247	$303,412
Unbilled accounts receivable	38,466	26,793
Retainage	98,599	87,830

Total accounts receivable, including retainage, net	$537,312	$418,035

Concentration of Credit – Government Contracting
The following table presents amounts due from government agencies or entities owned by the U.S. Government, along with revenues related to these governmental agencies and entities (in millions):

	November 30,	August 31,
	2005	2005
Amounts due from U.S. Government	$110.2	$70.1

	Three Months Ended
	November 30,
	2005	2004
Revenues	$508.2	$269.4
The increase in the amounts due from and revenues earned from government agencies or entities owned by the U.S. Government is primarily due to the disaster relief, emergency response and recovery services provided to FEMA and the U.S. Army Corps of Engineers.
Costs and estimated earnings in excess of billings on uncompleted contracts includes $267.6 million related to the U.S. Government agencies and entities, an increase of $166.1 million during the three months ended November 30, 2005. This increase reflects our rapid deployment of a high volume of resources for the disaster relief, emergency response and recovery services provided by us in the Gulf Coast area of the United States.
Note 5 – Other Assets and Other Liabilities
Other Assets
The following table summarizes the balance of other assets (in thousands):

	November 30,	August 31,
	2005	2005
Power generation plant equipment and materials	$14,030	$15,303
LandBank assets	33,126	33,111
Intangible assets, other than contract (asset) adjustments, less accumulated amortization	33,207	34,023
Notes receivable	4,367	12,792
Deposits	2,684	2,642
Real estate option	12,183	12,183
Deferred financing fees	4,246	3,706
Deferred acquisition costs	3,864	958
Other	1,945	2,257

Total other assets	$109,652	$116,975

The following summarizes significant changes in other assets since August 31, 2005.
During the three months ended November 30, 2005, one of our consolidated joint ventures, Badger Licensing, LLC (Badger) received an $8.9 million payment for a long-term note receivable owed to Badger by our joint venture partner.
We defer certain third party costs directly attributable to our efforts on potential acquisitions. These deferred costs are recorded in general and administrative expenses on our condensed consolidated statements of operations in the period that we determine it is probable the acquisition will not occur.
Other Liabilities
The following table summarizes the balance of other liabilities (in thousands):

	November 30,	August 31,
	2005	2005
Defined benefits plans’ accumulated benefit obligations	$27,174	$27,463
Deferred rental expense and lease obligations	3,394	3,237
LandBank environmental remediation liabilities	9,543	9,738
Other	3,342	2,204

Total other liabilities	$43,453	$42,642

Note 6 – Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
The Company invests in and makes advances to unconsolidated entities, joint ventures, and limited partnerships. Each of these entities is recorded in the accompanying condensed consolidated financial statements based on the structure associated with each respective entity. These entities are accounted for as either VIEs as defined by FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” or as investments accounted for under the equity method, except for one entity which we account for at cost.
Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, of those VIEs for which we are the primary beneficiary, and therefore consolidate, and the total assets and liabilities before intercompany eliminations of those VIEs of which we are not the primary beneficiary, and therefore do not consolidate (in thousands):

	November 30,	August 31,
	2005	2005
Primary Beneficiary:
Total assets	$76,641	$96,150
Total liabilities	54,871	48,591
Not Primary Beneficiary:
Total assets	$933,816	$897,380
Total liabilities	815,801	814,023
There have been no new or significant changes in the status of our VIEs since August 31, 2005.
Unconsolidated Entities (including VIEs), Joint Ventures and Limited Partnerships
The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method, except for one which is accounted for at cost.
Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):

	November 30,	August 31,
	2005	2005
Privatization entities	$19,956	$19,441
Other entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	592	844
Stennis joint venture	4,889	4,584
Nordic	1,930	1,930
Duke Cogema S&W	156	383
Other	7,527	4,541

Total investments	35,050	31,723
Long-term advances to and receivables from unconsolidated entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081
Other	67	67

Total other advances and receivables	3,148	3,148

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$38,198	$34,871

Earnings (losses) from unconsolidated entities, net of income taxes, are as follows (in thousands):

	Three Months Ended
	November 30,
	2005	2004
Privatization entities	$619	$184
Other entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	(264)	(227)
Stennis joint venture	183	156
Duke Cogema S&W	350	—
Other	250	145

Total earnings (losses) from unconsolidated entities, net of income taxes	$1,138	$258

We provided $1.1 million in equity contributions during the quarter ended November 30, 2005 related to our housing privatization joint ventures as compared to $6.0 million during the quarter ended November 30, 2004. As of November 30, 2005, we are scheduled to make additional equity contributions of $0.6 million for the remainder of fiscal 2006, and pending the outcome of another privatization project, we might be also obligated to make an additional contribution of $10.0 million during fiscal 2006.
Note 7 – Long-term Debt and Revolving Lines of Credit
Long-term debt consisted of the following (in thousands):

	November 30,	August 31,
	2005	2005
10.75% Senior Notes	$15,047	$15,041
Notes payable for insurance premiums	6,650	1,591
Notes payable of consolidated VIEs	7,669	8,038
Other notes payable	1,188	1,183

Total debt	30,554	25,853
Less: current maturities	(9,193)	(4,135)

Total long-term portion of debt	$21,361	$21,718

During the quarter ended November 30, 2005, we financed insurance premiums of $7.5 million. Payments of $2.4 million have been made on the financed insurance premiums and the remainder will be paid over the next seven months.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	November 30,	August 31,
	2005	2005
Credit Facility	$83.4	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	8.2	6.3

Total outstanding	91.6	47.3
Less: current maturities	(8.2)	(6.4)

Total long-term revolving lines of credit	$83.4	$40.9

On October 3, 2005, we entered into an amendment to increase our Credit Agreement dated April 25, 2005, from $450.0 million to $550.0 million. The terms of the amendment retained the term of the agreement, which is five years and commenced on April 25, 2005. Readers should refer to Note 8 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed with the Securities and Exchange Commission on November 2, 2005 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of November 30, 2005 (in millions), which is subject to a borrowing base calculation as mentioned above:

Total Credit Facility	$550.0
Less: outstanding performance letters of credit	(215.1)
Less: outstanding financial letters of credit	(43.7)
Less: outstanding revolving credit loans	(83.4)

Remaining availability for performance letters of credit	$207.8

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$325.0
Less: outstanding financial letters of credit	(43.7)
Less: outstanding revolving credit loans	(83.4)

Remaining availability for financial letters of credit and revolving credit loans	$197.9

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($550.0 million as of November 30, 2005) less outstanding performance letters of credit or the portion of the Credit Facility ($325.0 million as of November 30, 2005) available for financial letters of credit and revolving credit loans, and the availability is also subject to a borrowing base calculation as mentioned above.
The Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2006, we have and we expect we will continue to periodically borrow under our Credit Facility for our working capital needs and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On November 30, 2005, the interest rate on the Credit Facility was 5.94% with a weighted-average interest rate of 6.2% for the first quarter of fiscal 2006. As of November 30, 2005, we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $258.8 million under our Credit Facility as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit for the Credit Facility were approximately $1.0 million for the three months ended November 30, 2005 compared to $1.8 million for the three months ended November 30, 2004.
As of November 30, 2005, we were in compliance with the covenants contained in the Credit Facility.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	November 30,	August 31,
	2005	2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$5,996	$6,253
Outstanding:
Letters of credit	3,928	4,072
Short-term revolving lines of credit	9	57

	3,937	4,129

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,059	$2,124

Weighted-average interest rate	6.25%	6.75%
In December 2004, one of our consolidated VIEs expanded its existing credit facility with a total capacity of $18.1 million. As of November 30, 2005, borrowings under the short-term revolving lines of credit and term loan were $8.2 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.5% to 6.8% as of November 30, 2005. We have provided a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving line of credit and term loan were $6.3 million and $1.2 million, respectively, with no outstanding letters of credit. Interest rates under this credit facility vary and ranged from 6.25% to 6.5% as of August 31, 2005.
The estimated fair value of our long-term debt, excluding capital leases and borrowings on our Credit Facility as of November 30, 2005 and August 31, 2005 was approximately $26.5 million and $24.0 million, respectively, based on current market prices of such debt and based on the assumption that our notes payable approximate fair value.
For the three months ended November 30, 2005, we recognized $0.2 million of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes and our Credit Facility, as compared to $1.1 million for the three months ended November 30, 2004. As of November 30, 2005, unamortized deferred financing fees related to the Senior Notes and our Credit Facility were approximately $4.2 million and unamortized deferred financing fees related to our long-term debt were approximately $3.7 million as of August 31, 2005.

Note 8 – Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	November 30,
	2005	2004
Net income	$32,713	$11,013
Foreign currency translation adjustments:
Unrealized translation adjustment (losses), net	(1,705)	2,300
Plus: reclassification adjustment for realized losses included in net income	—	495
Change in unrealized net gains (losses) on hedging activities, net of taxes	37	(178)

Total comprehensive income	$31,045	$13,630

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Mexican peso, Australian and Canadian dollars and the Euro. Our hedging activities, which are generally limited to foreign exchange transactions, during the three months ended November 30, 2005 and 2004, were not material.
Note 9 – Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended
	November 30,
	2005	2004
Stock options	663	3,822
LYONs convertible debt	—	10
Note 10 – Claims on Major Projects
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross margin or reduces gross loss on the related projects in the periods the claims are reported. Claims receivable are included in costs in excess of estimated earnings and billings on uncompleted contracts in the accompanying condensed consolidated balance sheets.
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
The following disclosure provides a summary and update of significant changes, if any, from August 31, 2005, related to our significant claims. Readers should refer to Note 18 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed with the Securities and Exchange Commission on November 2, 2005 for a more detailed description of each claim.
A summary of our net claims receivable position on these major projects discussed below, is as follows (in millions):

	November 30,	August 31,
	2005	2005
Receivables from owners under contract terms	$112.9	$112.9
Reimbursement of letter of credit draws by owners	46.9	46.9
Claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	26.7	28.2
Less: Liquidated damages recorded in contract costs	(17.1)	(17.1)
Less: Amounts we collected by drawing letters of credit	(17.5)	(17.5)

Net claims receivable	$151.9	$153.4

     After giving affect to the agreement which closed in December 2005, as further discussed below, the net claims receivable is approximately $122 million.

Covert & Harquahala Projects
Subsequent to the three months ended November 30, 2005, phase one of the previously announced arbitration relating to the Covert and Harquahala Projects has now been completed. On December 7, 2005, we were notified that the arbitration panel awarded $35.4 million to us and against New Covert Generating Company, LLC in the arbitration relating the Covert Project. A determination of interest on the award remains pending. This compares to the net claim receivable balance we have recorded of $36.6 million related to these disputes. We expect to ultimately receive an amount, including interest, in excess of the net claim receivable and will record any gain and reduce the receivable when the cash is received.
The Harquahala arbitration proceeding is scheduled to commence in January, 2006.
We had already reached settlements with the turbine manufacturers on both the Covert and Harquahala projects in the second quarter of fiscal 2005.
We continue to believe we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance as to the timing or outcome of these negotiations or results of arbitration.
Wolf Hollow Project
In May 2005, we completed the testimony phase of the arbitration proceeding between us and the major equipment supplier. The parties completed post hearing briefing in late July 2005. During the three months ended November 30, 2005, there were no material changes to the status of the case.
In December 2005, we reached an agreement with the lender and a prospective purchaser of the Wolf Hollow plant and related assets, whereby we agreed to release our interests in the plant and assets, cancel the $27.7 million in subordinated notes and accrued interest due us and agreed to a mutual release of claims with the lender, in exchange for a substantial payment, the majority of which was a lump sum in cash and a smaller note receivable (due in 2012) from the purchaser. The transaction closed on December 22, 2005.
We have reserved our rights to pursue AES Corporation and Parsons, and we intend to continue to vigorously pursue collection of those claims. On December 9, 2005, the District Court entered a new scheduling order in the trial against AES Corporation and Parsons that established a trial start date of June 28, 2006.
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
Marcus Hook Project
In December 2005, we agreed to terms with FPL-Energy (“FPLE”) and our primary subcontractors on this project. Under the agreements, we will receive certain payments from a third party insurance company (toward settlement of certain of the claims) and certain payments from FPLE for certain outstanding receivables due us on the project, and all parties agreed to a mutual release of claims. In addition, FPLE will release our outstanding $23 million letter of credit. We expect to complete this settlement by the end of February 2006. As a result of this agreement, we recorded an immaterial loss in the first quarter.

Note 11– Income Taxes
The components of our deferred tax position are as follows (in thousands):

	November 30,	August 31,
	2005	2005
Assets:
Deferred tax assets	$132,600	$149,363
Less: valuation allowance	(25,042)	(25,712)

Total assets	107,558	123,651

Liabilities:
Deferred tax liabilities	(61,077)	(59,669)

Net deferred tax assets	$46,481	$63,982

Our effective tax rate for the three months ended November 30, 2005 and 2004 was 35.5% and 35.4%, respectively.
We believe our deferred tax assets, net of valuation allowances, at November 30, 2005, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income, which have been considered in determining the valuation allowances.
Note 12 – Contingencies and Commitments
Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At November 30, 2005 and August 31, 2005, the amount of outstanding letters of credit were approximately $262.7 million and $247.7 million, respectively. Of the amount of outstanding letters of credit at November 30, 2005, $215.1 million are issued to customers in connection with contracts. Of the $215.1 million, five customers held $142.9 million or 66% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $49.9 million. There were no draws under these letters of credit for the three months ended November 30, 2005.
We have also provided guarantees on behalf of certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying condensed consolidated balance sheets. At November 30, 2005 and August 31, 2005, we had performance based guarantees of $3.1 million related to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture.
During the second quarter of fiscal 2005, we entered into a guarantee agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million, but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of November 30, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of November 30, 2005, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of November 30, 2005, we had recorded an immaterial liability and corresponding asset related to this guarantee.
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
Other Litigation
During fiscal 2005, the US District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorney’s fees, bringing its total claim to $11.3 million plus legal interest while the appeal is pending. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.

Also on one of our projects, a client is claiming damages of approximately $9 million related to the troubleshooting, shutdown, repairs and loss of production. We are contesting the amount of damages claimed and have accrued an amount for our expected loss. In the event damages exceed our accrual and are not covered by insurance, there could be a material adverse effect on our financial position.
Environmental Liabilities
LandBank Group, Inc. (LandBank), a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $33.1 million of such real estate assets recorded in other assets on the accompanying balance sheets at November 30, 2005 as compared to $33.1 million at August 31, 2005. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.
As of November 30, 2005, we had $9.5 million of environmental liabilities recorded in other liabilities in the accompanying condensed consolidated balance sheets compared to $9.7 million at August 31, 2005.
Impairment of Assets
During the quarter ended November 30, 2005, we recorded impairment in other expense of $0.8 million, net of estimated insurance proceeds under our replacement cost policy, on certain assets that were damaged as a result of Hurricanes Katrina and Rita.
Note 13 – Assets Held for Sale, Discontinued Operations and Costs Associated with Exit and Disposal Activities
Assets Held for Sale and Discontinued Operations
The following table presents the assets that were classified as assets held for sale (in thousands):

	November 30,	August 31,
	2005	2005
Fabrication facilities in Louisiana and Texas (F&M segment)	$2,576	$2,996
Fabrication facilities in Virginia (F&M segment)	1,118	1,518
Facilities in the United Kingdom (E&C segment)	4,799	5,006

Total assets held for sale	$8,493	$9,520

During the quarter ended November 30, 2005, we recorded an impairment on our assets held for sale associated with our F&M segment of $0.3 million, net of taxes, which is included in loss from discontinued operations on the accompanying condensed consolidated statements of operations.
Exit and Disposal Activities
During the three months ended November 30, 2005, we paid the remaining $0.1 million of the severance liability, which was associated with our executed plan to terminate certain employees within our E&C segment’s Canadian Operations.
We also sold the assets of Shaw Field Services, Inc. for $1.1 million in a combination of cash proceeds and a promissory note, which resulted in a net loss of $0.2 million.
Note 14 – Restricted and Escrowed Cash
As of November 30, 2005 and August 31, 2005, we had restricted and escrowed cash of $97.9 million and $171.9 million, respectively, which consisted of:

•	$96.8 million and $170.8 million, respectively, in connection with the EPC project to build a combined-cycle energy plant in Astoria, New York, which we have joint authority with another party to the contract. All payments received from the project owner are deposited directly into a separate account (the Project Account) to be used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross profit on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has, upon certain triggering events, sole control over the Project Account. Any withdrawals from this Project Account, excluding permitted withdrawals, require the approval of both the Guarantor and us. The project is scheduled to be completed in calendar 2006;
•	$1.1 million in each period related to deposits designated to fund remediation costs associated with a sold property.
Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.
Note 15 – Pension and Other Post Retirement Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we have sponsored (in thousands):

	Three Months Ended
	November 30,
	2005	2004
Service cost	$714	$649
Interest cost	1,692	1,602
Expected return on plan assets	(1,678)	(1,590)
Amortization of net loss	735	440
Other	9	61

Total net periodic benefit cost	$1,472	$1,162

The total net periodic benefit cost related to other benefits for the three months ended November 30, 2005 and 2004 were not material. We expect to contribute $4.1 million to our pension plans in fiscal 2006. For the three months ended November 30, 2005, $0.9 million in contributions had been made.
Note 16 – Related Party Transactions
During the quarter ended November 30, 2005, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by our Director, Lane Grigsby, whom our Board had previously determined is considered non-independent. Payments made to these companies were approximately $5.7 million during the period and amounts due to these companies were $0.7 million as of November 30, 2005. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
A company for whom an executive officer and a significant owner is the brother to our Chief Executive Officer (the “Related Company”) is a subcontractor to several of our subcontractors on various projects related to temporary housing efforts in Louisiana, where the Related Company has operated in its respective field of mechanical contracting since its founding in 1919. We were not involved in the agreements between our subcontractors and the Related Company and we have not been provided any information about the terms of these contracts.
Note 17 – New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costing.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS No. 151 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
In December 2004, the FASB issued SFAS No. 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS No. 123(R) on September 1, 2005. We discuss our adoption in Note 2.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted SFAS No. 153 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively. We adopted EITF 05-6 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
Note 18 – Unaudited Condensed Consolidating Financial Information
The following presents unaudited condensed consolidating financial information with respect to our financial position as of November 30, 2005 and August 31, 2005, the results of our operations for the three months ended November 30, 2005 and 2004 and our cash flows for the three months ended November 30, 2005 and 2004.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of November 30, 2005
Current assets	$598,918	$771,543	$155,336	$(31,035)	$1,494,762
Intercompany long-term receivables	240	60,569	871	(61,680)	—
Investments in subsidiaries and joint ventures	770,741	146,715	6,042	(885,300)	38,198
Property and equipment, net	29,911	100,597	27,036		157,544
Other assets	24,115	561,536	31,146	(2,106)	614,691

Total Assets	$1,423,925	$1,640,960	$220,431	$(980,121)	$2,305,195

Current liabilities	$79,423	$792,927	$110,732	$(31,491)	$951,591
Intercompany long-term debt	56,454	872	4,354	(61,680)	—
Long-term revolving line of credit	83,350	—	—	—	83,350
Long-term debt and capital leases	15,046	2,917	6,315	—	24,278
Other non-current liabilities	4,480	29,889	27,174	(2,106)	59,437
Minority interest	—	—	—	1,367	1,367
Shareholders’ Equity	1,185,172	814,355	71,856	(886,211)	1,185,172

Total Liabilities & Shareholders’ Equity	$1,423,925	$1,640,960	$220,431	$(980,121)	$2,305,195

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2005
Current assets	$948,096	$221,955	$131,150	$(33,248)	$1,267,953
Intercompany long-term receivables	240	484,291	9,708	(494,239)	—
Investments in subsidiaries and joint ventures	739,737	167,614	6,251	(878,731)	34,871
Property and equipment, net	30,805	98,756	27,975	—	157,536
Other assets	18,375	560,281	44,772	—	623,428

Total Assets	$1,737,253	$1,532,897	$219,856	$(1,406,218)	$2,083,788

Current liabilities	$52,302	$703,944	$71,828	$(33,780)	$794,294
Intercompany long-term debt	476,429	9,708	8,102	(494,239)	—
Long-term revolving line of credit	40,850	—	—	—	40,850
Long-term debt and capital leases	15,040	2,977	6,674	—	24,691
Other non-current liabilities	8,079	28,620	27,461	—	64,160
Minority interest	—	—	—	15,240	15,240
Shareholders’ Equity	1,144,553	787,648	105,791	(893,439)	1,144,553

Total Liabilities & Shareholders’ Equity	$1,737,253	$1,532,897	$219,856	$(1,406,218)	$2,083,788

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended November 30, 2005
Revenues	$—	$1,096,085	$50,486	$(8,492)	$1,138,079
Cost of revenues	—	989,817	50,678	(8,448)	1,032,047

Gross profit	—	106,268	(192)	(44)	106,032
General and administrative expenses	20,094	29,949	2,611	(90)	52,564

Operating income (loss)	(20,094)	76,319	(2,803)	46	53,468
Other income (expense)	20,094	(21,545)	(805)	(46)	(2,302)
Equity in earnings (losses) of subsidiaries	32,713	(6,232)	—	(26,481)	—

Income (loss) before income taxes, minority interest, earnings from unconsolidated entities and loss from or impairment of discontinued operations	32,713	48,542	(3,608)	(26,481)	51,166
Provision (benefit) for income taxes	—	17,876	288	—	18,164

Income (loss) before minority interest, earnings from unconsolidated entities and loss from or impairment of discontinued operations	32,713	30,666	(3,896)	(26,481)	33,002
Minority interest, net of taxes	—	—	—	(1,107)	(1,107)
Earnings (losses) from unconsolidated entities, net of income taxes	—	1,400	(262)	—	1,138

Income (loss) from continuing operations	32,713	32,066	(4,158)	(27,588)	33,033
Income from discontinued operations, net of income taxes	—	(320)	—	—	(320)

Net income (loss)	$32,713	$31,746	$(4,158)	$(27,588)	$32,713

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended November 30, 2004
Revenues	$—	$766,359	$45,103	$(2,936)	$808,526
Cost of revenues	—	699,044	38,505	(3,134)	734,415

Gross profit	—	67,315	6,598	198	74,111
General and administrative expenses	12,448	30,153	2,618	(31)	45,188

Operating income (loss)	(12,448)	37,162	3,980	229	28,923
Other income (expense)	12,423	(22,775)	(751)	(229)	(11,332)
Equity in earnings (losses) of subsidiaries	11,013	(19)	—	(10,994)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from or impairment of discontinued operations	10,988	14,368	3,229	(10,994)	17,591
Provision (benefit) for income taxes	32	7,831	(1,634)	—	6,229

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from or impairment of discontinued operations	10,956	6,537	4,863	(10,994)	11,362
Minority interest, net of taxes	—	—	—	(144)	(144)
Earnings (losses) from unconsolidated entities, net of income taxes	57	466	(265)	—	258

Income (loss) from continuing operations	11,013	7,003	4,598	(11,138)	11,476
Loss from discontinued operations, net of income taxes	—	(767)	304	—	(463)

Net income (loss)	$11,013	$6,236	$4,902	$(11,138)	$11,013

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Three Months Ended November 30, 2005
Net cash provided by (used in) operating activities	$27,989	$(115,260)	$(25,069)	$—	$(112,340)
Net cash provided by (used in) investing activities	(1,234)	66,330	(1,960)	—	63,136
Net cash (used in) provided by financing activities	(27,422)	47,157	23,028	—	42,763
Effects of foreign exchange rate changes on cash	—	—	(142)	—	(142)

Net decrease in cash and cash equivalents	(667)	(1,773)	(4,143)	—	(6,583)
Cash and cash equivalents — beginning of year	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of year	$203	$21,197	$28,796	$—	$50,196

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Three Months Ended November 30, 2004
Net cash provided by (used in) operating activities	$7,573	$(7,679)	$6,489	$—	$6,383
Net cash provided by (used in) investing activities	(932)	(51,830)	(1,856)	—	(54,618)
Net cash (used in) provided by financing activities	(41,767)	45,002	(5,016)	—	(1,781)
Effects of foreign exchange rate changes on cash	—	—	(961)	—	(961)

Net decrease in cash and cash equivalents	(35,126)	(14,507)	(1,344)	—	(50,977)
Cash and cash equivalents — beginning of period	47,485	40,888	13,978	—	102,351

Cash and cash equivalents — end of period	$12,359	$26,381	$12,634	$—	$51,374

PART I – FINANCIAL INFORMATION
ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of November 30, 2005, and the results of their operations for the three months ended November 30, 2005, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed with the Securities and Exchange Commission on November 2, 2005.
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility and surety bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the SEC and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector clients that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	market prices of our equity securities have changed significantly and could change further;

•	recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation; and

•	closing of any U.S. military bases related to our privatization interests.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 2, 2005 for the fiscal year ended August 31, 2005, as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
General
We offer a broad range of services to clients in the energy, chemical, environmental and infrastructure industries worldwide. We are a vertically integrated provider of comprehensive technology, engineering, procurement, construction, maintenance, pipe fabrication and consulting services to the energy and chemicals industries. We are also a leading provider of consulting, engineering, construction, remediation and facilities management services to the environmental, infrastructure and homeland security markets.
Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000 and the IT Group transaction in fiscal 2002. Our fiscal 2005 revenues were approximately $3.3 billion and our backlog at November 30, 2005 was approximately $6.9 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 20,000 people.
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
Critical Accounting Policies
Item 7, included in Part II of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 2, 2005 for the fiscal year ended August 31, 2005, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.
Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed with the Securities and Exchange Commission on November 2, 2005.
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
Results of Operations
Executive Summary
In the first quarter of fiscal 2006, the need for disaster relief, emergency response and recovery services in the Gulf Coast area of the United States as a result of Hurricanes Katrina and Rita, contributed to our overall revenue and gross profit growth for the first three months of fiscal 2006. Increased activity on our energy projects, demand for clean air and fuels, garrison support services and transmission and distribution services also contributed to our overall revenue growth.
In connection with our disaster relief, emergency response and recovery services to federal, state and local governmental entities as well as to not-for-profit and private entities in the hurricane damaged areas of the United States’ Gulf Coast, each of our segments contributed management, personnel and use of assets to help meet the needs of this work. However, because emergency response and governmental services are contracted through our E&I segment, all revenues and costs are in included in our E&I segment.
Gross profit for the first quarter of fiscal 2006 increased compared to the same period for fiscal 2005 primarily due to increased work in our E&I, segment driven by disaster relief, emergency response and recovery services in the Gulf Coast area of the United States.
Since August 31, 2005, our backlog has increased approximately $164.8 million. The increase is primarily due to increased backlog associated with the disaster relief, emergency response and recovery services in the Gulf Coast area of the United States as a result of Hurricanes Katrina and Rita.
Cash flows from operations were negative during the first three months of fiscal 2006 as compared to the first three months of fiscal 2005 primarily due to the near completion of our EPC project in Astoria, New York and the cash requirements associated with our disaster recovery efforts.
We expect fiscal 2006 revenues from our energy markets to increase and revenues from our chemicals market to increase substantially. These end markets will drive increased revenues in our E&C, Maintenance and F&M segments, which we expect to increase gross profit overall. We also anticipate increases in revenues in our E&I segment driven by hurricane recovery and restoration work and expect increases in gross profit due to the higher revenues. Finally, we expect significant improvements in net income in fiscal 2006 compared to fiscal 2005, primarily due to higher revenues and gross profit, reduced interest costs from the reduction in our outstanding debt, offset by slightly higher general and administrative costs and the inclusion of expenses related to the expensing of unvested stock options to employees, which is required to commence in fiscal 2006.

Segment Analysis
The comments and tables that follow compare revenues, gross profit, gross profit percentages and backlog by operating segment for the indicated periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation.
Selected summary financial information for our operating segments, for the periods indicated (in millions):

	Three Months Ended
	November 30,
	2005	2004
Revenues:
E&I	$557.5	$311.6
E&C	324.6	273.1
Maintenance	195.6	184.6
F&M	60.4	39.2

Total revenue	$1,138.1	$808.5

Gross profit:
E&I	$63.4	$42.4
E&C	22.3	21.8
Maintenance	8.0	1.8
F&M	12.3	8.1

Total gross profit	$106.0	$74.1

Gross profit percentage:
E&I	11.4%	13.6%
E&C	6.9	8.0
Maintenance	4.1	1.0
F&M	20.3	20.8
Total gross profit percentage	9.3%	9.2%

The following table presents our revenues by industry sector:

	Three Months Ended
	November 30,
	2005		2004
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$557.5	49%	$311.6	39%
Energy:
E&C	206.5	18	185.7	23
Maintenance	121.8	11	137.7	17
F&M	12.4	1	16.7	2
Chemical:
E&C	108.0	10	82.6	10
Maintenance	73.0	6	46.3	6
F&M	34.3	3	13.0	2
Other Industries:
E&C	10.1	1	4.8	—
Maintenance	0.8	—	0.6	—
F&M	13.7	1	9.5	1

Total revenue	$1,138.1	100%	$808.5	100%

The following table presents our revenues by geographic region:

	Three Months Ended
	November 30,
	2005		2004
Geographic Region	(In Millions)%		(In Millions)%
United States	$1,057.5	93%	$699.1	86%
Asia/Pacific Rim	31.7	3	60.2	7
Middle East	25.6	2	24.7	3
Canada	3.3	1	2.2	—
Europe	16.1	1	12.1	2
South America and Mexico	1.4	—	7.5	1
Other	2.5	—	2.7	1

Total Revenue	$1,138.1	100%	$808.5	100%

Our backlog by segment is as follows:

	November 30, 2005		August 31, 2005
	(In Millions)%		(In Millions)%
E&I	$2,613.5	38%	$2,244.6	34%
E&C	2,946.7	43	3,099.9	46
Maintenance	1,168.3	17	1,227.9	18
F&M	138.7	2	130.0	2

Total backlog	$6,867.2	100%	$6,702.4	100%

Our backlog by industry sector is as follows:

	November 30, 2005		August 31, 2005
Industry Sector	(In Millions)%		(in Millions)%
Environmental and Infrastructure	$2,613.5	38%	$2,244.6	34%
Energy
Nuclear:
E&C	69.0	1	85.4	1
Maintenance	784.5	11	877.2	13
Fossil Fuel:
E&C	1,783.2	26	1,860.2	28
Maintenance	79.3	1	92.8	1
Other:
E&C	14.7	—	28.1	—
F&M	67.5	1	55.5	1
Chemical:
E&C	1,079.8	16	1,126.2	17
Maintenance	304.5	5	257.8	4
F&M	43.2	1	40.4	1
Other:
Maintenance	—	—	0.1	—
F&M	28.0	—	34.1	—

Total backlog	$6,867.2	100%	$6,702.4	100%

	November 30, 2005		August 31, 2005
Status of Contract	(In Millions)%		(in Millions)%
Signed contracts and commitments	$6,867.2	100%	$5,194.3	77%
Letters of intent	—	—	1,508.1	23

Total backlog	$6,867.2	100%	$6,702.4	100%

E&I Segment
We provided disaster relief, emergency response and recovery services to federal, state and local governmental entities as well as to not-for-profit and private entities in the hurricane damaged areas of the United States’ Gulf Coast. Each of our segments contributed management, personnel and use of assets to help meet the needs of this work. However, because emergency response and governmental services are contracted through our E&I segment, all revenues and costs are included in our E&I segment.
Revenues — E&I Segment
The increase in revenues of $245.9 million or 79% for the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 is primarily attributable to:
•	project revenues of $284.1 million associated with providing disaster relief, emergency response and recovery services in hurricane damaged areas during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005; and

•	environmental and logistic support services for the U.S. Army of $7.5 million.
The increase in revenues for the three months ended November 30, 2005 was partially offset by a decrease of approximately $45.7 million related to:
•	project services provided to U.S. Government customers in Iraq due to a competitive bid environment arising from changes in government contracting terms to more fixed price contracts;

•	the substantial completion of a major fixed price contract in fiscal 2005;

•	domestic federal environmental remediation work due to federal budget restrictions impacting environmental opportunities, less work being awarded under existing contracts and/or delays in funding under existing contracts; and

•	an overall reduction in demand for construction services to commercial customers as our national customers are trending toward requesting bids on opportunities as opposed to issuing new awards under master service agreements.
Gross Profit and Gross Profit Percentage — E&I Segment
Gross profit for the three months ended November 30, 2005 was $63.4 million or 11.4% compared to $42.4 million or 13.6% for the three months ended November 30, 2004. The increase in gross profit was due primarily to $33.7 million associated with providing disaster relief, emergency response and recovery services in hurricane damaged areas during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.
The increase in gross profit for the three months ended November 30, 2005 was partially offset by decreases primarily related to:

•	the application of revised estimated governmental indirect rates for fiscal 2006 to contract direct costs; and

•	the positive impact in the quarter ended November 30, 2004, of an adjustment to the estimated cost to complete a major fixed price contract, which resulted from a cessation of certain operations on the project.

Backlog
Backlog for the E&I segment as of November 30, 2005 is $2.6 billion, as compared to $2.2 billion as of August 31, 2005. The increase in backlog is primarily attributable to project performance remaining on contracts awarded in response to Hurricanes Katrina and Rita. These awards under contracts with FEMA, the U.S. Army Corps of Engineers, and state and local jurisdictions impacted by hurricane damage, have offset backlog reductions in the Middle East. Our estimated backlog at August 31, 2005 did not include any material amount of estimated work related to the disaster recovery and construction efforts.
We anticipate fiscal 2006 revenues to be significantly higher than fiscal 2005 levels as E&I performs under contracts awarded related to the disaster recovery efforts. We expect our gross profit to increase in fiscal 2006, with ongoing E&I project work enhanced by execution of our disaster relief, emergency response and recovery services in the Gulf Coast area of the United States. Finally, we expect that gross profit percentage will be lower than current levels for the remainder of fiscal 2006.
E&C Segment
Revenues
The increase in revenues of $51.5 million or 19% for the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 is primarily attributable to:
•	the continuation of large power projects;

•	the commencement of a large international chemical project for an ethylene plant; and

•	the progress on three refining projects.
The increase in revenues for the three months ended November 30, 2005 was partially offset by:
•	the scheduled finalization of fieldwork of an EPC (gas) project; and

•	the completion of two major chemical projects.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2005 was $22.3 million or 6.9% compared to $21.8 million or 8.0% for the three months ended November 30, 2004. Gross profit and gross profit percentage was negatively impacted by the recognition of an $8.0 million loss on a chemical project during the quarter and changes in cost and gross profit estimates on three major projects as a result of project execution.
This increase in gross profit for the three months ended November 30, 2005 was primarily attributed to:
•	higher gross profit associated with our EPC gas project in Astoria, New York and two of our EPC Flue Gas Desulphurization (FGD) projects; and

•	higher gross profit associated with the commencement of a large international project for an ethylene plant.

Backlog
Backlog for the E&C segment as of November 30, 2005 is $2.9 billion, as compared to $3.1 billion as of August 31, 2005. The decrease in backlog is primarily a result of scheduled progress on several major projects offset, in part, by a new fossil fuel project added to backlog in the first quarter of fiscal 2006.
We anticipate fiscal 2006 revenues to be significantly higher than fiscal 2005 levels as E&C continues work on large power projects and the continuation of work on a large international chemical project for an ethylene plant. We expect our gross profit to increase in fiscal 2006, with higher gross profit associated with continuation of our EPC gas project in Astoria, New York, our EPC FGD and Coal Projects, and the commencement of a large international project for an ethylene plant.
Maintenance Segment
Revenues:
The increase in revenues of $11.0 million or 6% for the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 is primarily attributable to:
•	increased activity and increased scope for our TVA nuclear restart project; and

•	revenues related to additional services for three new customers in the chemical sector.
The increase in revenues for the three months ended November 30, 2005 were partially offset by a reduction in the amounts of maintenance services for two customers in the energy industry due to these customers’ seasonal schedules of refueling outages.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2005 was $8.0 million or 4.1% compared to $1.8 million or 1.0% for the three months ended November 30, 2004. The increase in gross profit and gross profit percentage was primarily due to:
•	our agreement to perform additional tasks associated with our TVA nuclear restart project during the first quarter of fiscal 2005, which were previously excluded from our scope of work. These additional tasks increased the contract value for the project by approximately 43% and added gross profit to our original project estimate. Due to the increase in the scope of the work on the project, our calculated percentage-of-completion at November 30, 2004 decreased as compared to the percentage-of-completion calculated as of August 31, 2004, which resulted in the temporary reversal of performance incentive revenues and gross profit in the first quarter of our fiscal 2005, which were previously recognized. On the TVA nuclear restart project, we record material performance incentives based primarily on schedule and cost savings on the project that will be ultimately determined and paid at the completion of the project, which we anticipate will occur in fiscal 2007. We record the estimated amount of performance incentives that we expect to receive in revenue and costs and estimated earnings in excess of billings on uncompleted contracts on the percentage-of-completion method of accounting based on costs incurred to date as a percentage of estimated total project costs at completion of the project. Due to the increase in the scope of work on the project, the incentive revenues are being recognized over larger estimated total project costs at completion, which is lowering the gross profit percentage on the project as compared with fiscal 2005. However, the performance incentive revenues and gross profit amounts reversed will be recognized as costs are incurred over the remaining contract term. Additionally, in conjunction with the increase in our scope of work in the first quarter of fiscal 2005, we reduced our estimate of the total performance incentives expected to be earned on the project resulting in a reduction of revenues and gross profit previously recognized. Although these reductions were offset by progress in percentage-of-completion achieved during the period, we recognized a net reduction in revenue and gross profit on the project of $4.5 million related to the performance incentive in the first quarter of fiscal 2005; and

•	significant increases in services for three new customers in the chemical sector.

Backlog
Backlog decreased $59.6 million since August 31, 2005. The decrease in backlog is due to progress on existing contracts offset, in part, by two new awards in the chemical industry. Our first award in the chemical industry is to provide restoration services on two natural gas refining plants that were damaged by Hurricane Rita. Our second award in the chemical industry is to provide routine maintenance services to an existing customer which is a result of cross selling efforts across the Company. Additionally, we are targeting new customers in the nuclear energy industry, as well as the renewal of several current contracts in the chemical industry.
We anticipate fiscal 2006 revenues to be higher than fiscal 2005 levels as we continue to provide additional services for current and new customers in the energy and chemical industry. We expect our gross profit to increase in fiscal 2006, with higher gross profit associated with our continued work on the TVA restart project and additional work associated with current and new customers.
F&M Segment
Revenues
The increase in revenues of $21.2 million or 54% for the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 is primarily attributable to:
•	increase in fabrication revenues for the chemical industry, including petro-chemical and refining;

•	increase in demand for our manufactured products as a result of world wide shortages of such products; and

•	increase in the price of steel, which we are able to recover from our customers.
Segment revenues exclude intersegment revenues of $12.1 million for the three month period ended November 30, 2005 compared to $9.4 million for the same period in fiscal 2005. This increase in intersegment revenues reflects the growth in this segment’s support of company-wide operations, specifically our E&C and Maintenance segments.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2005 was $12.3 million or 20.3% compared to $8.1 million or 20.8% for the three months ended November 30, 2004. The increase was primarily attributable to:
•	increased gross profits being realized on manufacturing and distribution products and on fabrication operations in late fiscal 2005 and during the first quarter of fiscal 2006; and

•	intersegment revenues as they are eliminated from the F&M segment consolidation while the related gross profit recognized on sales to other segments remains with the F&M segment. The increase in gross profit percentage for the three months ended November 30, 2005 includes 3.3% related to intersegment revenues compared to 4.1% of intersegment revenues during the three months ended November 30, 2004.
Backlog
Backlog for the F&M segment as of November 30, 2005 is $138.7 million, as compared to $130.0 million as of August 31, 2005. The increase in backlog includes approximately $45 million in new contracts from the energy and chemical industries, which was partially offset by work performed under existing contracts during the three months ended November 30, 2005. Based on our market outlook, we expect further improvement in revenues and gross profit for the remainder of fiscal 2006 and fiscal 2007 given the recent increased demand as a result of our expected new contract awards and the continued shortage of materials available in the manufacturing and distribution markets worldwide.

General and Administrative Expenses, Interest Expense and Income, Other Expense and Income Taxes
General and administrative expenses were $52.6 million for the three months ended November 30, 2005 compared with approximately $45.2 million for the three months ended November 30, 2004. The $7.4 million increase includes the impact of our adoption of SFAS 123(R) under the modified prospective method and an increase in other employee compensation. The adoption of SFAS 123(R) requires the recognition of stock-based compensation in our results of operations for the three months ended November 30, 2005, as compared to the same period of fiscal 2005 when we accounted for stock-based compensation in accordance with APB Opinion No. 25. We anticipate that general and administrative expenses for the remainder of fiscal 2006 to be slightly higher than fiscal 2005.
Interest expense was $3.4 million for the first three months of fiscal 2006 as compared to $9.7 million for the same period of fiscal 2005. The decrease in interest expense for the fiscal 2006 period reflects the decrease in our long-term debt, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005 partially offset by interest due to borrowing on our Credit Facility. Interest income was $1.7 million for the three months ended November 30, 2005 as compared to $1.0 million for the same period in fiscal 2005.
Other expense for the three months ended November 30, 2005 was $1.6 million as compared to $1.6 million in the same period in fiscal 2005.
Our effective income tax rate for the three months ended November 30, 2005 was 35.5% compared to 35.4% for the same period in fiscal 2005.
Unconsolidated Entities
During the three months ended November 30, 2005, we recognized earnings of $1.1 million as compared to earnings of $0.3 million for the three months ended November 30, 2004 from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The increased earnings in fiscal 2006 reflect the increased activity in several of our unconsolidated entities related to military housing privatization, maintenance services and environmental services.
Loss from and Impairment of Discontinued Operations
The loss from and impairment of discontinued operations of $0.3 million, net of taxes for the three months ended November 30, 2005, as compared to a loss of $0.5 million, net of tax, for the same period in fiscal 2005 primarily reflects the impairment of assets held for sale as part of our F&M segment for the first three months of fiscal 2006 as compared to the discontinued operations of Roche Consulting, Group Ltd. during the same period of fiscal 2005.

Liquidity and Capital Resources
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	November 30,	August 31,
	2005	2005
Credit Facility	$83.4	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	8.2	6.3

Total outstanding	91.6	47.3
Less: current maturities	(8.2)	(6.4)

Total long-term revolving lines of credit	$83.4	$40.9

On October 3, 2005, we entered into an amendment to increase our Credit Agreement dated April 25, 2005, from $450.0 million to $550.0 million. The terms of the amendment retained the term of the agreement, which is five years and commenced on April 25, 2005. Readers should refer to Note 8 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed with the Securities and Exchange Commission on November 2, 2005 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of November 30, 2005 (in millions), which is subject to a borrowing base calculation as mentioned above:

Total Credit Facility	$550.0
Less: outstanding performance letters of credit	(215.1)
Less: outstanding financial letters of credit	(43.7)
Less: outstanding revolving credit loans	(83.4)

Remaining availability for performance letters of credit	$207.8

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$325.0
Less: outstanding financial letters of credit	(43.7)
Less: outstanding revolving credit loans	(83.4)

Remaining availability for financial letters of credit and revolving credit loans	$197.9

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($550.0 million as of November 30, 2005) less outstanding performance letters of credit or the portion of the Credit Facility ($325.0 million as of November 30, 2005) available for financial letters of credit and revolving credit loans, and the availability is also subject to a borrowing base calculation as mentioned above.
The Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2006, we have and we expect we will continue to periodically borrow under our Credit Facility for our working capital needs and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On November 30, 2005, the interest rate on the Credit Facility was 5.94% with a weighted-average interest rate of 6.2% for the first quarter of fiscal 2006. As of November 30, 2005, we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $258.8 million under our Credit Facility as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit for the Credit Facility were approximately $1.0 million for the three months ended November 30, 2005 compared to $1.8 million for the three months ended November 30, 2004.
As of November 30, 2005, we were in compliance with the covenants contained in the Credit Facility.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	November 30,	August 31,
	2005	2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$5,996	$6,253
Outstanding:
Letters of credit	3,928	4,072
Short-term revolving lines of credit	9	57

	3,937	4,129

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,059	$2,124

Weighted-average interest rate	6.25%	6.75%

In December 2004, one of our consolidated VIEs expanded its existing credit facility with a total capacity of $18.1 million. As of November 30, 2005, borrowings under the short-term revolving lines of credit and term loan were $8.2 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.5% to 6.8% as of November 30, 2005. We have provided a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving lines of credit and term loan were $6.3 million and $1.2 million, respectively, with no outstanding letters of credit. Interest rates under this credit facility vary and ranged from 6.25% to 6.5% as of August 31, 2005.
Liquidity
Our liquidity position is impacted by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution if not replaced by advances on new projects, our cash position will be reduced. We expect the level of cash advances as a percentage of total contract value on new EPC projects to be lower than the level that resulted in the significant advance payment received on our EPC power project in Astoria, New York. Cash is used to fund operations, capital expenditures, acquisitions, and debt service.
As of November 30, 2005, we had cash and cash equivalents of $148.1 million, which included $97.9 million of restricted and escrowed cash, and $197.9 million of availability under our $550.0 million Credit Facility to fund operations. We also have a shelf registration statement with $236.1 million available for the issuance of any combination of equity or debt securities if needed. Management believes cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under our Credit Facility, and if necessary, available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.

Cash flow for Three Months ended November 30, 2005 versus Three Months ended November 30, 2004
The following table sets forth the cash flows for the three months ended November 30, (in thousands):

	2005	2004
Cash flow provided by (used in) operations	$(112,340)	$6,383
Cash flow provided by (used in) investing	63,136	(54,618)
Cash flow provided by (used in) financing	42,763	(1,781)
Effect of foreign exchange rate changes on cash	(142)	(961)
Operating Cash Flow
Net operating cash flows decreased by $118.7 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. The decrease in fiscal 2006 was due, in part, to disaster relief, emergency response and recovery services provided to federal, state and local government agencies as well as to not-for-profit and private entities reflecting our rapid deployment of a high volume of resources for the disaster relief efforts. Our payment terms with subcontractors on this work were generally shorter than historical levels reflecting a tight market for delivery of services and supplies into the disaster affected area. Our government contracting terms have not historically resulted in the long periods between delivery of services and receipt of payment that we experienced in the first quarter of fiscal 2006. These extended periods to receipt of payment for our services combined with a significant increase in the volume of work on these recovery efforts resulted in a use of cash and reduction in operating cash flow during the quarter. We expect that our operating cash flows related to the disaster relief, emergency response and recovery services will improve during the remainder of fiscal 2006 as we work with our customers to reduce the time between service delivery and receipt of payment for our work. We also expect the availability of services and supplies to improve as more resources are established in the disaster affected area.
The decrease in fiscal 2006 was also impacted by the disbursement of funds associated with our EPC project in Astoria, New York, as the project continues toward completion.
During fiscal 2006, we expect our cash flows from operations will continue to be negative through the remainder of the first half of our fiscal year due to the continuing impact of the disaster relief efforts and the significant Astoria project advance payment received prior to fiscal 2005; however, by the end of the year, we expect that our operating cash flow will be positive as we begin new EPC projects which typically provide down payments. We expect that the terms negotiated on new large EPC projects will include arrangements for significant retainage of amounts billed by us or significant other financial security in forms including performance bonds and letters of credit or a combination of retainage and other security. Our expectations may vary materially from what is actually received as the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash.
Investing Cash Flows
Cash provided by investing activities increased $117.8 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. Significant cash was deposited into restricted and escrowed cash accounts, primarily to set aside funding for our EPC project to build a combined-cycle energy plant in Astoria, New York during the first quarter of fiscal 2005 as compared to significant cash received from the withdrawal of funds from restricted and escrowed cash accounts associated with completion of our EPC project to build the combined-cycle energy plant in Astoria, New York during the first quarter of fiscal 2006.
Financing Cash Flows
Net financing cash flows increased $44.5 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. Higher amounts of cash were provided by net proceeds from our revolving credit agreements during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.
Off Balance Sheet Arrangements
On a limited basis, performance assurances are extended to customers who guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, our maximum potential exposure would be the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
We have also provided guarantees on behalf of certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying condensed consolidated balance sheets. At November 30, 2005 and August 31, 2005, we had performance based guarantees of $3.1 million related to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture.
During the second quarter of fiscal 2005, we entered into a guarantee agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million, but will be reduced over the contract term upon execution of the development and construction services. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of November 30, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of November 30, 2005, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $2.3 million. As of November 30, 2005, we had recorded an immaterial liability and corresponding asset related to this guarantee.
Commercial Commitments
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances, certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At November 30, 2005, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows:

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$262.7	$51.3	$114.4	$29.9	$67.1
Surety bonds	422.4	407.9	0.7	—	13.8

Total Commercial Commitments	$685.1	$459.2	$115.1	$29.9	$80.9

Note:	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to November 30, 2005.
As of November 30, 2005 and August 31, 2005, we had total letters of credit of $262.7 million and $247.7 million, respectively.
Of the amount of outstanding letters of credit at November 30, 2005, $215.1 million are issued to customers in connection with contracts. Of the $215.1 million, five customers held $142.9 million or 66% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $49.9 million. There were no draws under these letters of credit for the three months ended November 30, 2005.
As of November 30, 2005 and August 31, 2005, we had total surety bonds of $422.4 million and $420.8 million, respectively. However, based on our percentage of completion on contracts covered by these surety bonds, our estimated potential liability as of November 30, 2005 and August 31, 2005 was $88.6 million and $123.1 million, respectively. The $34.5 million decrease is due primarily to the decrease in the required surety bond coverage on one of our foreign projects that is winding down.

Fees related to these commercial commitments were $1.8 million for the first quarter of fiscal 2006 as compared to $2.9 million for the same period in fiscal 2005 and were recorded in the accompanying condensed consolidated statements of operations.
See Note 7 to our condensed consolidated financial statements for a discussion of long-term debt, and Note 12 for a discussion of contingencies and commitments.
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costing.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS No. 151 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
In December 2004, the FASB issued SFAS No. 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS No. 123(R) on September 1, 2005. We discuss our adoption in Note 2.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted SFAS No. 153 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively. We adopted EITF 05-6 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
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
Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $550.0 million limit of this facility. At November 30, 2005, letters of credit of approximately $262.7 million were outstanding and long-term revolving credit loans outstanding under the Credit Facility were $83.4 million. At November 30, 2005, the interest rate on our primary Credit Facility was 5.94% with an availability of $197.9 million (see Note 7 to our condensed consolidated financial statements).
As of November 30, 2005, our variable rate debt was $80.2 million, including our outstanding borrowings under our Credit Facility with a weighted average interest rate of 5.99%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.
The estimated fair value of our long-term debt, excluding capital leases, as of November 30, 2005 and August 31, 2005 was approximately $26.5 million and $24.0 million, respectively, based on current market prices of such debt and based on the assumption that our notes payable approximate fair value.
Foreign Currency Risk
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of November

30, 2005, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position.
ITEM 4. – CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2005.
The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of the fiscal year ending August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Claims
The following disclosure provides a summary and update of significant changes, if any, from August 31, 2005, related to our significant claims. Readers should refer to Note 18 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed with the Securities and Exchange Commission on November 2, 2005 for a more detailed description of each claim.
A summary of our net claims receivable position on these major projects discussed below, is as follows (in millions):

	November 30,	August 31,
	2005	2005
Receivables from owners under contract terms	$112.9	$112.9
Reimbursement of letter of credit draws by owners	46.9	46.9
Claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	26.7	28.2
Less: Liquidated damages recorded in contract costs	(17.1)	(17.1)
Less: Amounts we collected by drawing letters of credit	(17.5)	(17.5)

Net claims receivable	$151.9	$153.4

After giving affect to the agreement which closed in December 2005, as further discussed below, the net claims receivable is approximately $122 million.
Covert & Harquahala Projects
Subsequent to the three months ended November 30, 2005, phase one of the previously announced arbitration relating to the Covert and Harquahala Projects has now been completed. On December 7, 2005, we were notified that the arbitration panel awarded $35.4 million to us and against New Covert Generating Company, LLC in the arbitration relating the Covert Project. A determination of interest on the award remains pending. This compares to the net claim receivable balance we have recorded of $36.6 million related to these disputes. We expect to ultimately receive an amount, including interest, in excess of the net claim receivable and will record any gain and reduce the receivable when the cash is received.
The Harquahala arbitration proceeding is scheduled to commence in January, 2006.
We had already reached settlements with the turbine manufacturers on both the Covert and Harquahala projects in the second quarter of fiscal 2005.
We continue to believe we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We cannot provide absolute assurance as to the timing or outcome of these negotiations or results of arbitration.
Wolf Hollow Project
In May 2005, we completed the testimony phase of the arbitration proceeding between us and the major equipment supplier. The parties completed post hearing briefing in late July 2005. During the three months ended November 30, 2005, there were no material changes to the status of the case.
In December 2005, we reached an agreement with the lender and a prospective purchaser of the Wolf Hollow plant and related assets, whereby we agreed to release our interests in the plant and assets, cancel the $27.7 million in subordinated notes and accrued interest due us and agreed to a mutual release of claims with the lender, in exchange for a substantial payment, the majority of which was a lump sum in cash and a smaller note receivable (due in 2012) from the purchaser. The transaction closed on December 22, 2005.
     We have reserved our rights to pursue AES Corporation and Parsons, and we intend to continue to vigorously pursue collection of those claims. On December 9, 2005, the District Court entered a new scheduling order in the trial against AES Corporation and Parsons that established a trial start date of June 28, 2006.

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
Marcus Hook Project
In December 2005, we agreed to terms with FPL-Energy (“FPLE”) and our primary subcontractors on this project. Under the agreements, we will receive certain payments from a third party insurance company (toward settlement of certain of the claims) and certain payments from FPLE for certain outstanding receivables due us on the project, and all parties agreed to a mutual release of claims. In addition, FPLE will release our outstanding $23 million letter of credit. We expect to complete this settlement by the end of February 2006. As a result of this agreement, we recorded an immaterial loss in the first quarter.
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
Other Litigation
During fiscal 2005, the US District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorney’s fees, bringing its total claim to $11.3 million plus legal interest while the appeal is pending. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
Also on one of our projects, a client is claiming damages of approximately $9 million related to the troubleshooting, shutdown, repairs and loss of production. We are contesting the amount of damages claimed and have accrued an amount for our expected loss. In the event damages exceed our accrual and are not covered by insurance, there could be a material adverse effect on our financial position.
Environmental Liabilities
LandBank Group, Inc. (LandBank), a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $33.1 million of such real estate assets recorded in other assets on the accompanying balance sheets at November 30, 2005 as compared to $33.1 million at August 31, 2005. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.
As of November 30, 2005, we had $9.5 million of environmental liabilities recorded in other liabilities in the accompanying condensed consolidated balance sheets compared to $9.7 million at August 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total Number		of Shares (or Units)	Value of Shares or Units)
	of Shares	(b) Average	Purchased as Part of	that May Yet Be
	(or Units)	Price Paid per	Publicly Announced	Purchased Under the Plans
Period	Purchased	Share (or unit)	Plans or Programs	or Programs
September 1, 2005 to September 30, 2005	—	—	—	—

October 1, 2005 to October 31, 2005	58,117 (1)	$26.76	—	—

November 1, 2005 to November 30, 2005	—	—	—	—
Total	58,117	$26.76	—	—

(1)	Represents shares of common stock surrendered to the Company by certain employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously awarded to such employees under the 2001 Employee Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fiscal quarter ended November 30, 2005, there were no matters submitted by the Company to a vote of its security holders.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibits.
3.1	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

3.2	Composite of Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 17, 2003 (incorporated by reference to reference to the designated Exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

THE SHAW GROUP INC.
Dated: January 6, 2005	/s/ Robert L. Belk
Robert L. Belk
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX
     Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 2005.

A. Exhibits.
3.1	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

3.2	Composite of the Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).