Form 10-Q/A
period 2005-11-30
SHAW GROUP INC
filed 2006-04-10
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 2054
FORM 10-Q/A
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

Explanatory Note
     This Amendment on Form 10-Q/A to The Shaw Group Inc. (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, is being filed solely to amend Item 5 of Part II to include information that otherwise was required to be filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.” This information was previously filed late on a Form 8-K filed on March 3, 2006. Current Section 302 certifications of our Principal Executive Officer and Principal Financial Officer required to be filed in support of this Amendment have been executed as of the date of this Amendment and filed herewith as Exhibits 31(i)(a) and 31(i)(b).
Part II — Other Information
Item 5. Other Information.
     On January 6, 2005, the Compensation Committee of the Board of Directors of The Shaw Group Inc., a Louisiana corporation, (the “Company”), adopted The Shaw Group Inc. 2005 Management Incentive Plan (“MIP”), a summary of which was included in the Company’s Current Report on Form 8-K filed on January 12, 2005, and incorporated herein by reference. The MIP has since been reduced to a written plan, a copy of which is attached hereto and included herein as an Exhibit to this Amendment on Form 10-Q/A.
     The MIP provides the Company with the ability to grant incentive awards to eligible key management and professional employees of the Company and its subsidiaries for their ability to assist the Company in achieving or exceeding identified Company goals and personally achieve or exceed pre-established individual performance goals. It is contemplated that the incentive awards will be paid in cash, however, they may be paid in cash, stock, stock options or any other form or combination of forms as the Compensation Committee may determine in its discretion, subject to and in compliance with applicable laws and regulations (including securities exchange listing standards) and shareholder approvals, if required. The Compensation Committee administers the MIP and determines which employees will receive awards under the MIP, the form of awards granted under the MIP and the other terms and conditions of the awards, all within the limitations set forth in the MIP and applicable laws and regulations. The Compensation Committee may, in its discretion, delegate its authority under the MIP to management. Incentive awards will only be paid to participants who are regular full-time employees of the Company at the time the award is paid.
     Pursuant to the MIP, each participant is assigned an annualized target incentive award based on a percentage of the participant’s salary in effect at the beginning of the performance period. On November 17, 2005, the Compensation Committee established, for fiscal year 2006 target incentive awards under the MIP, the following percentages of salary for each of the following Company named executive officers: J. M. Bernhard, Jr. (Chairman and Chief Executive Officer) — 98%; T. A. Barfield, Jr. (President, Chief Operating Officer and Interim President of Environmental & Infrastructure Division) — 76%; and Ebrahim Fatemizadeh (President of Energy & Chemicals and Construction Division) — 100%. The Compensation Committee did not assign the two other named executive officers, David L. Chapman, Sr. (President of Fabrication, Manufacturing & Distribution Division) and Dorsey Ron McCall (President of Maintenance Division), fiscal year 2006 target incentive awards under the MIP due to the inclusion of bonus compensation provisions in their respective employment agreements. The Compensation Committee established, for fiscal year 2006 target incentive awards under the MIP, percentages of salary ranging from 0% to 75% for the other executive officers of the Company.
     Awards under the MIP for fiscal 2006 will focus on the Company’s 2006 fiscal year income, and the Compensation Committee believes they are correlated with shareholder value creation. For fiscal 2006, each participant is eligible to be granted an award up to two times his target depending upon performance. Fifty percent of the award is based upon the following financial metrics: (1) net income for business units; and (2) consolidated net income for corporate. The remaining 50% of the award is based upon a subjective evaluation of the discretionary factors such as:
•	environmental, health and safety performance;

•	legal and regulatory compliance;

•	ethics;

•	organizational development;

•	earnings growth;

•	new awards revenue;

•	effective cost management;

•	attraction, retention and development of high potential employees; and

•	other relevant factors determined by senior management.
Item 6. Exhibits.
Exhibits.
10.1 2005 Management Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K filed on March 3, 2006).
31(i)(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(i)(b) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE SHAW GROUP INC. (Registrant)
Dated: April 10, 2006	/s/ Robert L. Belk
Robert L. Belk
Executive Vice President and Chief Financial Officer

THE SHAW GROUP INC.
EXHIBIT INDEX
Form 10-Q/A
April 10, 2006

Exhibits
10.1	2005 Management Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K filed on March 3, 2006).
31(i)(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(i)(b)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).