Form 10-Q
period 2006-02-28
SHAW GROUP INC
filed 2006-04-10
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
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
Common stock, no par value, 80,268,785 shares outstanding as of April 6, 2006.

FORM 10-Q

Part I — Financial Information
Item 1. — Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
ASSETS

	February 28, 2006 (Unaudited)	August 31, 2005

Current assets:
Cash and cash equivalents	$109,941	$56,779
Restricted and escrowed cash	53,908	171,900
Accounts receivable, including retainage, net	577,543	418,035
Inventories	97,091	97,684
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	758,483	395,124
Deferred income taxes	54,159	85,500
Prepaid expenses and other current assets	50,972	42,931

Total current assets	1,702,097	1,267,953
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	38,910	34,871
Property and equipment, less accumulated depreciation of $153,753 at February 28, 2006 and $142,051 at August 31, 2005	158,575	157,536
Goodwill	505,145	506,453
Other assets	110,986	116,975

	$2,515,713	$2,083,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$591,992	$326,976
Accrued liabilities	171,221	163,651
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	232,708	274,198
Contract liability adjustments	5,148	6,936
Deferred revenue — prebilled	9,125	8,357
Current maturities of long-term debt	5,913	4,135
Short-term revolving lines of credit	9,714	6,367
Current portion of obligations under capital leases	1,546	1,854

Total current liabilities	1,027,367	792,474
Long-term revolving line of credit	173,450	40,850
Long-term debt, less current maturities	21,007	21,718
Obligations under capital leases, less current portion	2,617	2,973
Deferred income taxes	17,051	21,518
Other liabilities	44,063	44,462
Minority interests	1,845	15,240
Shareholders’ equity:
Common stock, no par value, 85,646,199 and 84,289,004 shares issued, respectively; and 80,256,258 and 78,957,349 shares outstanding, respectively	1,041,262	1,023,603
Retained earnings	321,821	263,812
Accumulated other comprehensive loss	(33,295)	(31,752)
Unearned stock-based compensation	—	(11,197)
Treasury stock, 5,389,941 shares and 5,331,655 shares, respectively	(101,475)	(99,913)

Total shareholders’ equity	1,228,313	1,144,553

	$2,515,713	$2,083,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenues	$1,244,839	$747,631	$2,382,918	$1,556,157
Cost of revenues	1,144,870	681,054	2,175,104	1,415,469

Gross profit	99,969	66,577	207,814	140,688
General and administrative expenses	55,555	45,796	109,932	90,984

Operating income	44,414	20,781	97,882	49,704
Interest expense	(4,971)	(9,692)	(8,364)	(19,345)
Interest income	1,732	1,413	3,479	2,451
Foreign currency transaction gain (loss), net	(129)	(996)	817	(2,158)
Other income (expense), net	722	2,372	(880)	817

	(2,646)	(6,903)	(4,948)	(18,235)

Income before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	41,768	13,878	92,934	31,469
Provision for income taxes	15,850	4,686	34,014	10,915

Income before minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	25,918	9,192	58,920	20,554
Minority interest, net of income taxes	(706)	(1,393)	(1,813)	(1,537)
Earnings (loss) from unconsolidated entities, net of income taxes	(1)	1,869	1,137	2,127

Income from continuing operations	25,211	9,668	58,244	21,144
Income (loss) from and impairment of discontinued operations, net of income taxes	85	(420)	(235)	(883)

Net income	$25,296	$9,248	$58,009	$20,261

Net income per common share:
Basic:
Income from continuing operations	$0.32	$0.15	$0.74	$0.33
Income (loss) from and impairment of discontinued operations, net of income taxes	—	—	—	(0.01)

Net income	$0.32	$0.15	$0.74	$0.32

Diluted:
Income from continuing operations	$0.31	$0.14	$0.72	$0.32
Income (loss) from and impairment of discontinued operations, net of income taxes	—	—	—	(0.01)

Net income	$0.31	$0.14	$0.72	$0.31

Weighted average shares outstanding:
Basic	78,734	63,427	78,412	63,351
Diluted:
Stock options	1,609	924	1,342	696
LYONs Convertible Debt	10	—	10	—
Restricted stock	285	1,058	283	1,017

Total	80,638	65,409	80,047	65,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	February 28,
	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$58,009	$20,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,162	15,569
Income (loss) from and impairment of discontinued operations, net of taxes	235	883
Provision for deferred income taxes	26,874	8,267
Stock-based compensation expense	8,146	1,949
Accretion of interest on discounted long-term debt	21	185
Amortization of deferred debt issue costs	454	2,272
Amortization of contract adjustments	(1,788)	(7,240)
Earnings from unconsolidated entities, net of tax	(1,137)	(2,127)
Foreign currency transaction (gains) losses, net	(817)	2,158
Gain (loss) on sale of businesses, net	183	(264)
Minority interest, net of taxes	1,813	1,537
Distributions from unconsolidated entities	816	1,639
(Increase) decrease in receivables	(151,695)	17,887
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(353,484)	18,646
(Increase) decrease in prepaid expenses	(6,899)	(2,117)
Increase (decrease) in accounts payable	240,704	(35,422)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(40,783)	(10,418)
Other operating activities, net	20,544	1,965

Net cash provided by (used in) operating activities	(182,642)	35,630

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(18,263)	(10,953)
Investments in and advances to unconsolidated entities and joint ventures	(3,818)	(12,450)
Distributions from unconsolidated entities	1,738	994
Acquisition costs	(2,143)	—
Proceeds from sale of property and equipment	1,239	478
Proceeds from sale of businesses, net	650	13,023
Purchases of businesses	(720)	—
Cash received from restricted and escrowed cash	129,206	95,136
Cash deposited into restricted and escrowed cash	(11,214)	(160,882)

Net cash provided by (used in) investing activities	96,675	(74,654)

Cash flows provided by (used in) financing activities:
Repayment of debt and capital leases	$(1,835)	$(4,096)
Payments for financed insurance premiums	(5,708)	(5,917)
Return of capital to joint venture partner	(4,685)	—
Proceeds from issuance of debt	11	6,036
Deferred credit costs	(1,552)	(771)
Issuance of common stock	15,937	1,404
Proceeds from revolving credit agreements	692,803	12,749
Repayments of revolving credit agreements	(556,853)	(12,773)

Net cash provided by (used in) financing activities	138,118	(3,368)

Cash from consolidation of joint venture entity previously unconsolidated	1,565	—
Effects of foreign exchange rate changes on cash	(554)	(1,855)

Net change in cash and cash equivalents	53,162	(44,247)
Cash and cash equivalents — beginning of year	56,779	102,351

Cash and cash equivalents — end of period	$109,941	$58,104

Non-cash investing and financing activities:
Issuance of restricted stock	$13,317	$9,150

Financed insurance premiums	$7,483	$8,663

Joint venture partner’s transfer of member’s equity as payment of note	$10,025	$—

Common stock received from employees to satisfy employee related payroll taxes	$1,561	$—

Assets acquired under capital leases	$430	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenues:
E&I	$629,515	$252,022	$1,187,059	$563,677
E&C	329,522	292,643	654,079	565,738
Maintenance	216,443	157,897	412,063	342,503
F&M	69,359	45,069	129,717	84,239

Total consolidated revenues	$1,244,839	$747,631	$2,382,918	$1,556,157

Intersegment revenues:
E&I	$1,316	$578	$1,743	$810
E&C	375	55	455	252
Maintenance	11	1,097	3,264	2,023
F&M	6,128	7,599	18,201	17,041

Total intersegment revenues	$7,830	$9,329	$23,663	$20,126

Gross profit:
E&I	$58,034	$20,002	$123,230	$62,376
E&C	15,197	27,742	37,556	49,499
Maintenance	11,648	8,118	19,672	9,962
F&M	15,090	10,715	27,356	18,851

Total gross profit	$99,969	$66,577	$207,814	$140,688

Gross profit percentage:
E&I	9.2%	7.9%	10.4%	11.1%
E&C	4.6	9.5	5.7	8.7
Maintenance	5.4	5.1	4.8	2.9
F&M	21.8	23.8	21.1	22.4
Total gross profit percentage	8.0	8.9	8.7	9.0

Income before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations:
E&I	$40,461	$6,188	$86,564	$30,089
E&C	5,895	18,445	21,130	29,009
Maintenance	9,108	5,745	14,430	5,593
F&M	10,354	4,283	18,108	7,826
Corporate items and eliminations	(24,050)	(20,783)	(47,298)	(41,048)

Total income before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	$41,768	$13,878	$92,934	$31,469

	February 28,	August 31,
	2006	2005
Segment Assets:
E&I	$978,446	$656,188
E&C	600,881	692,105
Maintenance	94,181	73,741
F&M	321,934	309,322
Corporate	604,757	406,497

Total segment assets	2,600,199	2,137,853
Elimination of intercompany receivables	(10,857)	(11,815)
Income taxes not allocated to segments	(73,629)	(42,250)

Total consolidated assets	$2,515,713	$2,083,788

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
The financial information of The Shaw Group Inc., including its wholly-owned subsidiaries, its consolidated variable interest entities, and the proportionate share of some of our investments in joint ventures as of February 28, 2006 and for the three and six month period ended February 28, 2006, was not audited by our independent auditors. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year. The results of operations related to our disaster relief, emergency response and recovery services work in the Gulf Coast area of the United States are not necessarily indicative of our expected results for future periods (See Note 5 of our condensed consolidated financial statements).
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
Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation. The August 31, 2005 balance sheet reflects an increase of $13.1 million in cash and cash equivalents, $7.7 million in accrued liabilities and $3.6 million in accounts payable to reflect outstanding checks on certain bank accounts in a manner consistent with the February 28, 2006 balance sheet presentation. This adjustment is also reflected as an increase of $19.5 million in cash and cash equivalents and an increase in the change in other operating activities, net of $5.9 million in the February 28, 2005 condensed consolidated statement of cash flows to present it in a manner consistent with the February 28, 2006 condensed consolidated statement of cash flow presentation.
Note 2 — Share-Based Compensation
We have various types of share-based compensation plans. These plans are administered by our compensation committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, for additional information related to these share-based compensation plans.
Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on September 1, 2005 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three and six months ended February 28, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on September 1, 2005, our income before taxes, net income and basic and diluted earnings per share for the three months ended February 28, 2006, were $2.6 million, $2.0 million, $0.03 and $0.02 lower, respectively, and our income before taxes, net income and basic and diluted earnings per share for the six months ended February 28, 2006, were $4.6 million, $3.7 million, $0.05 and $0.05 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), we are required to report excess tax benefits from the award of equity instruments as financing cash flows, however as we are currently in a net operating loss carryforward, there is no cash flow effect for the excess tax benefits. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes once we are no longer in a net operating loss carryforward position. For the six months ended February 28, 2006, $2.2 million of tax benefits were reported as financing cash flows rather than operating cash flows.
Net cash proceeds from the exercise of stock options were $15.9 million for the six months ended February 28, 2006. The actual income tax benefit realized from stock option exercises was $4.7 million for the same period.
The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123(R) for the periods indicated (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	February 28, 2005	February 28, 2005
Net income:
As reported	$9,248	$20,261
Add: Share-based employee compensation reported in net income, net of taxes	764	1,533
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(2,622)	(5,161)

Pro forma	$7,390	$16,633

Basic net income per share:
As reported	$0.15	$0.32
Add: Share-based employee compensation reported in net income, net of taxes	0.01	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.04)	(0.08)

Pro forma	$0.12	$0.26

Diluted net income per share:
As reported	$0.14	$0.31
Add: Share-based employee compensation reported in net income, net of taxes	0.01	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.04)	(0.08)

Pro forma	$0.11	$0.25

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	42%	65%	47%	65%
Risk-free interest rate	4.4%	3.7%	4.5%	3.5%
Expected life of options (in years)	5.4	5	6.6	5
Weighted-average grant-date fair value	$21.43	$9.36	$15.35	$7.95

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of our stock price.
At February 28, 2006, there was $18.8 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.9 years.
The following table represents stock option activity for the six months ended February 28, 2006:

		Weighted-Average	Weighted-Average
	Number of Shares	Exercise Price	Contract Life
Outstanding options at beginning of period	5,761,162	$16.11
Granted	768,694	21.07
Exercised	(1,018,496)	15.82
Forfeited	(94,858)	16.59

Outstanding options at end of period	5,416,502	$16.86	6.64 Yrs

Outstanding exercisable at end of period	3,134,897	$17.33	5.21 Yrs
Shares available for future stock option grants to employees and directors under existing plans were 3,561,219 and 113,098, respectively, at February 28, 2006. The aggregate intrinsic value of options outstanding at February 28, 2006 of $89.3 million, and the aggregate intrinsic value of options exercisable of $50.2 million. Total intrinsic value of options exercised was $12.0 million for the six months ended February 28, 2006.
The following table summarizes our nonvested stock option activity for the six months ended February 28, 2006:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Nonvested stock options at beginning of period	2,372,626	$8.17
Granted	768,694	15.37
Vested	(769,123)	5.77
Forfeited	(90,592)	7.55

Nonvested stock options at end of period	2,281,605	$11.43

Restricted Stock
The plans, as described in Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (generally one to four years).
The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of February 28, 2006, we have unrecognized compensation expense of $21.8 million associated with these awards. Upon adoption of SFAS 123(R), we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in other income (expense) in the accompanying condensed consolidated statements of operations.
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed consolidated statements of operations related to these restricted stock grants for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2006	2005	2006	2005
Compensation expense	$1,892	$828	$2,915	$1,776

The following table represents the shares that were granted and outstanding as of February 28, 2006 and August 31, 2005:

	February 28,	August 31,
	2006	2005
Restricted stock:
Granted, during and as of the period ended	401,155	454,152
Outstanding, as of	1,186,845	1,152,608
Future restricted stock awards:
Granted, during and as of the period ended	—	211,800
Outstanding, as of	—	21,000
Note 3 — Significant Estimates
Our Annual Report on Form 10-K addresses significant accounting policies used in the preparation of our financial statements. The following enhances that discussion relative to selected significant estimates that have a material impact on our financial statements for the period end February 28, 2006.
Performance Guarantees
Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on projects where we may not be the EPC contractor. Our accounting for these contracts is discussed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 in “Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements.” Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethyl benzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference.
Prior to February of 2006, our estimates of these performance guarantees were recorded at the maximum contractual liability until the related plant became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees allows us to make more accurate estimates of the potential liability and, in certain circumstances, revise our recorded performance liability amount below the maximum performance liability. For the three and six months ended February 28, 2006, we recorded gross profit of $4.5 million due to changes in estimates for performance guarantees below the maximum liability. Our total estimated performance liability remaining as of February 28, 2006, is $14.7 million.
Project Incentives and Unapproved Change Orders
As discussed in our Annual Report on Form 10-K, application of the percentage of completion method of accounting for contracts requires significant estimates. Included below is a description of a number of material estimates on individual projects.
We have revised our estimated revenues on a substantially complete EPC power project to include a schedule incentive under the contract terms for substantial completion and satisfaction of performance tests before a specified date. Based on our progress to-date, we believe it is probable that the terms will be met. As a result, the recognition of this incentive increased revenues and gross profit by $7.4 million for our E&C segment during the three and six months ended February 28, 2006.
The estimated revenues on two nuclear projects include a performance incentive of $35.1 million which we will receive if we achieve a number of agreed upon criteria including, among other factors, schedule, safety, quality, productivity and cost savings. If we do not achieve the specified delivery date and other criteria, our revenues and profit related to this incentive will be reduced in part or entirely. This incentive is being recognized in revenues using the percentage-of-completion method of accounting. We have recorded in cost and estimated earnings in excess of billings on uncompleted contracts $25.8 million as of February 28, 2006, related to this performance incentive based on our progress to-date.
The estimated revenues on one of our clean fuels projects includes $25.2 million related to unapproved change orders submitted to our customer related to multiple factors including escalation in labor costs which we believe are recoverable through force majeure provisions within the contract. If we are unable to recover the amounts recorded related to these claims from our customer, or if our estimates of the amounts recoverable change, our revenues and profits will be reduced to reflect the amount actually recovered or the revised estimate of the amount recoverable.
In addition to the above unapproved change order, see Note 11 for more details related to our accounting for the estimates and our claims on certain major projects.
Government Indirect Rate Accrual
We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation (“FAR”), and the U.S. Cost Accounting Standards (“CAS”). These regulations limit the recovery of certain specified costs on contracts subject to the FAR. Our process for recording revenue and corresponding billings for our services is based on forward pricing rates applicable to a given fiscal year. We provide reserves for estimated amounts due to or from the U.S. Government for services provided and billed but for which the forward pricing rates may differ from actual recoverable rates. In addition, the U.S. Defense Contract Audit Agency (“DCAA”) routinely audits our overhead rates and incurred contract costs and may question whether the treatment of these costs is consistent with the requirements of the FAR and CAS and may recommend that such costs be disallowed. Our government rate reserve is adjusted, as necessary, based on the results of the DCAA audits. Our government rate reserve is included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheets.
Note 4 — Goodwill and Other Intangible Assets
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2005 to February 28, 2006 (in thousands):

	E&I	E&C	Maintenance	F&M	Total
Balance at September 1, 2005	$186,878	$262,142	$42,371	$15,062	$506,453
Currency translation adjustment	—	(725)	(80)	(239)	(1,044)
Sale of Shaw Field Services, Inc.	—	—	(264)	—	(264)

Balance at February 28, 2006	$186,878	$261,417	$42,027	$14,823	$505,145

During the first quarter of fiscal 2006, we sold the assets of Shaw Field Services, Inc. for $1.1 million in a combination of cash proceeds and a promissory note. The sale resulted in a net loss of $0.2 million, and is included in other expense in the accompanying condensed consolidated statements of operations for the six months ended February 28, 2006.
As of February 28, 2006 and August 31, 2005, we had tax deductible goodwill of approximately $170.1 million and $178.2 million, respectively.
The gross carrying values and accumulated amortization of our amortizable intangible assets, included in other assets, are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2005	$44,261	$(12,122)	$2,752	$(868)
Amortization	—	(1,541)	—	(132)

Balance at February 28, 2006	$44,261	$(13,663)	$2,752	$(1,000)

The following table presents the annual amortization for our intangible assets not associated with contract adjustments related to our proprietary technologies, patents, and trademarks (in thousands):

2006	$1,573
2007	3,031
2008	2,970
2009	2,866
2010	2,708
Thereafter	17,450

Total	$30,598

The following table presents the annual amortization for our customer relationships (in thousands):

2006	$154
2007	307
2008	307
2009	307
2010	307
Thereafter	370

Total	$1,752

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
The following table presents the additions to and utilization of contract liability (asset) adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

			Cost of Revenues
	December 1, 2005	Asset or Liability	Increase	February 28, 2006
Three Months ended February 28, 2006	Balance	Increase/ Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(409)	$—	$110	$(299)
Contract liability adjustments	6,042	—	(894)	5,148
Accrued contract losses	1,827	—	(1,781)	46

Total	$7,460	$—	$(2,565)	$4,895

			Cost of Revenues
	September 1, 2005	Asset or Liability	Increase	February 28, 2006
Six Months ended February 28, 2006	Balance	Increase/ Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(519)	$—	$220	$(299)
Contract liability adjustments	6,936	—	(1,788)	5,148
Accrued contract losses	2,965	—	(2,919)	46

Total	$9,382	$—	$(4,487)	$4,895

			Cost of Revenues
	December 1, 2004	Asset or Liability	Increase	February 28, 2005
Three Months ended February 28, 2005	Balance	Increase/ Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(1,170)	$—	$246	$(924)
Contract liability adjustments	14,252	—	(3,458)	10,794
Accrued contract losses	5,853	—	(39)	5,814

Total	$18,935	$—	$(3,251)	$15,684

			Cost of Revenues
	September 1, 2004	Asset or Liability	Increase	February 28, 2005
Six Months ended February 28, 2005	Balance	Increase/ Decrease	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$—	$491	$(924)
Contract liability adjustments	17,347	—	(6,553)	10,794
Accrued contract losses	5,878	—	(64)	5,814

Total	$21,810	$—	$(6,126)	$15,684

The decreases in the contract liability (asset) adjustments and accrued contract losses for the three and six months ended February 28, 2006 and 2005, as presented above, represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.

Accrued contract losses not accrued in business combinations are included in billings in excess of costs and estimated earnings on uncompleted contracts and were $7.1 million and $6.6 million as of February 28, 2006 and August 31, 2005, respectively. Contract (asset) adjustments are included in other current assets in the accompanying condensed consolidated balance sheets.
Note 5 — Inventories, Accounts Receivable and Concentration of Credit Risk
Inventories
The major components of inventories were as follows (in thousands):

	February 28, 2006			August 31, 2005
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished goods	$40,238	$—	$40,238	$33,553	$—	$33,553
Raw materials	4,779	40,812	45,591	2,431	49,490	51,921
Work in process	1,232	10,030	11,262	1,579	10,631	12,210

	$46,249	$50,842	$97,091	$37,563	$60,121	$97,684

Accounts Receivable
Accounts receivable as of February 28, 2006 and August 31, 2005 were as follows (in thousands):

	February 28,	August 31,
	2006	2005
Trade accounts receivable, net	$412,693	$303,412
Unbilled accounts receivable	29,888	26,793
Retainage	134,962	87,830

Total accounts receivable, including retainage, net	$577,543	$418,035

The increase in trade accounts receivable and retainage is primarily due to the disaster relief, emergency response and recovery services provided to FEMA and the U.S. Army Corps of Engineers.
Concentration of Credit — Government Contracting
The following table presents amounts due from government agencies or entities owned by the U.S. Government, along with revenues related to these governmental agencies and entities (in millions):

	February 28,	August 31,
	2006	2005
Amounts due from U.S. Government	$122.3	$70.1

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenues	$585.5	$228.2	$1,093.7	$497.6
The increase in the amounts due from and revenues earned from government agencies or entities owned by the U.S. Government is primarily due to the disaster relief, emergency response and recovery services provided to FEMA and the U.S. Army Corps of Engineers.
Costs and estimated earnings in excess of billings on uncompleted contracts include $460.7 million related to the U.S. Government agencies and related entities, an increase of $359.2 million during the six months ended February 28, 2006. This increase reflects our rapid deployment of a high volume of resources for the disaster relief, emergency response and recovery services provided in the Gulf Coast area of the U.S.

Note 6 — Other Assets and Other Liabilities
Other Assets
The following table summarizes the balance of other assets (in thousands):

	February 28,	August 31,
	2006	2005
Power generation plant equipment and materials	$12,692	$15,303
LandBank assets	32,606	33,111
Intangible assets, other than contract (asset) adjustments, less accumulated amortization	32,350	34,023
Notes receivable	8,727	12,792
Deposits	2,633	2,642
Real estate option	12,183	12,183
Deferred financing fees	4,804	3,706
Deferred acquisition costs	2,507	958
Other	2,484	2,257

Total other assets	$110,986	$116,975

The following summarizes significant changes in other assets since August 31, 2005.
Power generation plant equipment and materials has decreased by $2.6 million during the first half of 2006, as we have used these assets on projects for other customers.
Notes receivable have decreased during the first half of fiscal 2006 by $4.1 million. During the first quarter of fiscal 2006, one of our consolidated joint ventures, Badger Licensing, LLC (Badger) received a transfer of a portion of its joint venture partner member’s equity as payment of a $8.9 million long-term note receivable owed to Badger. Additionally, during the second quarter of fiscal 2006, we recorded a note receivable of $4.2 million related to the substantial payment and release of certain claims on the Wolf Hollow project (See Note 11). The payment of the receivable balance is due in 2012 from the purchaser of the plant and related assets.
It is our policy to defer certain third party costs directly attributable to our efforts on potential acquisitions. During the second quarter of fiscal 2006, we expensed $4.6 million of previously deferred costs relating to financing and equity offering costs and certain due diligence costs. These deferred costs are recorded in general and administrative expenses on our condensed consolidated statements of operations for the three and six months ended February 28, 2006. The remaining $2.5 million of deferred acquisition costs relates to ongoing negotiations for the acquisition of a strategic equity investment in the same target company.
Other Liabilities
The following table summarizes the balance of other liabilities (in thousands):

	February 28,	August 31,
	2006	2005
Defined benefits plans’ accumulated benefit obligations	$28,212	$27,463
Deferred rental expense and lease obligations	3,543	3,237
LandBank environmental remediation liabilities	8,944	9,738
Other	3,364	4,024

Total other liabilities	$44,063	$44,462

Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
Shaw invests in and makes advances to unconsolidated entities, joint ventures, and limited partnerships. Each of these entities is recorded in the accompanying condensed consolidated financial statements based on the structure associated with each respective entity. These entities are accounted for as either variable interest entities (VIEs) as defined by FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” and the proportionate share of some of our investments in joint ventures or as investments accounted for under the equity method, except for one entity which we account for at cost.

Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, of those VIEs for which we are the primary beneficiary, and therefore consolidate, and the total assets and liabilities before intercompany eliminations of those VIEs of which we are not the primary beneficiary, and therefore do not consolidate (in thousands):

	February 28,	August 31,
	2006	2005
Primary Beneficiary:
Total assets	$88,746	$96,150
Total liabilities	65,135	48,591
Not Primary Beneficiary:
Total assets	$948,908	$897,380
Total liabilities	828,946	814,023
There have been no significant changes in the status of our VIEs since August 31, 2005.
Unconsolidated Entities (including VIEs), Joint Ventures and Limited Partnerships
The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method, except for one which is accounted for at cost.
Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):

	February 28,	August 31,
	2006	2005
Privatization entities	$20,033	$19,441
Other entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	255	844
Stennis joint venture	5,181	4,584
Nordic	1,930	1,930
KB Home/Shaw Louisiana LLC	1,238	—
S&W Fluor Daniels	2,478	2,388
Newberg Perini	1,971	1,219
Other	2,676	1,317

Total investments	35,762	31,723
Long-term advances to and receivables from unconsolidated entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081
Other	67	67

Total other advances and receivables	3,148	3,148

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$38,910	$34,871

Earnings (losses) from unconsolidated entities, net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Privatization entities	$236	$937	$855	$1,121
Other entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	(338)	(382)	(602)	(609)
Stennis joint venture	175	192	358	348
Other	(74)	1,122	526	1,267

Total earnings (losses) from unconsolidated entities, net of income taxes	$(1)	$1,869	$1,137	$2,127

We provided $1.1 million and $2.2 million in equity contributions during the three and six months ended February 28, 2006, respectively, related to our housing privatization joint ventures as compared to $4.5 million and $10.5 million during the three and six months ended February 28, 2005, respectively. In addition, pending the outcome of a proposed privatization project, we may be obligated to make an additional contribution of $10.0 million during fiscal 2007.
During the second quarter of fiscal 2006, we acquired for $0.5 million the interest held by one of the joint venture partners associated with our unconsolidated joint venture, Duke Cogema Stone & Webster, LLC, which increased our ownership percentage to 70%. As a result of the transaction, we obtained a controlling interest and consolidated the joint venture as of February 28, 2006. The total assets and total liabilities associated with the acquired entity were $12.3 million and $11.9 million, respectively as of February 28, 2006.
Note 8 — Long-term Debt and Revolving Lines of Credit
Long-term debt consisted of the following (in thousands):

	February 28, 2006	August 31, 2005
10.75% Senior Notes	$15,052	$15,041
Notes payable for insurance premiums	3,366	1,591
Notes payable of consolidated VIEs	7,308	8,038
Other notes payable	1,194	1,183

Total debt	26,920	25,853
Less: current maturities	(5,913)	(4,135)

Total long-term portion of debt	$21,007	$21,718

During fiscal 2006, we have financed insurance premiums of $7.5 million of which payments of $5.7 million have been made on the financed insurance premiums. The remainder of the amount financed will be paid over the next four months.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	February 28,	August 31,
	2006	2005
Credit Facility	$173.5	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	9.7	6.3

Total outstanding	183.2	47.3
Less: current maturities	(9.7)	(6.4)

Total long-term revolving lines of credit	$173.5	$40.9

On October 3, 2005, we entered into Amendment I to increase our Credit Facility dated April 25, 2005, from $450.0 million to $550.0 million, then on February 27, 2006 we entered into Amendment II, which increased our Credit Facility from $550.0 million to $750.0 million, and increased our sublimits for revolving credit and financial letters of credit from $325.0 million to $425.0 million, which will retract to $375.0 million on August 27, 2007. The amendments retained the original terms of the agreement, which is five years and commenced on April 25, 2005. Readers should refer to Note 8 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of February 28, 2006 (in millions), which is subject to a borrowing base calculation which is addressed in our 2005 Annual Report referred to above.

Total Credit Facility	$750.0
Less: outstanding performance letters of credit	(217.0)
Less: outstanding financial letters of credit	(43.6)
Less: outstanding revolving credit loans	(173.5)

Remaining availability for performance letters of credit	$315.9

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$425.0
Less: outstanding financial letters of credit	(43.6)
Less: outstanding revolving credit loans	(173.5)

Remaining availability for financial letters of credit and revolving credit loans	$207.9

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($750.0 million as of February 28, 2006) less outstanding performance letters of credit or the portion of the Credit Facility ($425.0 million as of February 28, 2006) available for financial letters of credit and revolving credit loans. The Credit Facility availability is also subject to a borrowing base calculation as mentioned above.
The Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2006, we have and we expect we will continue to periodically borrow under our Credit Facility for our working capital needs and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. The weighted-average interest rate on the Credit Facility was 6.68% and 6.96% for the three and six months ended February 28, 2006. As of February 28, 2006, we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $260.6 million under our Credit Facility as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit were approximately $1.1 million and $2.1 million for the three and six months ended February 28, 2006 compared to $1.8 million and $3.7 million for the three and six months ended February 28, 2005.
As of February 28, 2006, we were in compliance with the covenants contained in the Credit Facility.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	February 28, 2006	August 31, 2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,096	$6,253
Outstanding:
Letters of credit	3,436	4,072
Short-term revolving lines of credit	26	57

Total outstanding	3,462	4,129

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,634	$2,124

Weighted-average interest rate	6.50%	6.75%
As of February 28, 2006, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $9.7 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.9% to 7.2% as of February 28, 2006. We also have a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving line of credit and term loan of $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.25% to 6.5% as of August 31, 2005.
The estimated fair value of our long-term debt, excluding capital leases and borrowings on our Credit Facility as of February 28, 2006 and August 31, 2005 was approximately $25.1 million and $24.0 million, respectively, based generally on the current market prices of such debt.
For the three and six months ended February 28, 2006, we recognized $0.3 million and $0.5 million of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes and our Credit Facility, as compared to $1.2 million and $2.3 million for the three and six months ended February 28, 2005. As of February 28, 2006, unamortized deferred financing fees related to the Senior Notes and our Credit Facility were approximately $4.8 million and unamortized deferred financing fees related to our long-term debt were approximately $3.7 million as of August 31, 2005.

Note 9 — Comprehensive Income and Hedging Activities
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	February 28,
	2006	2005
Net income	$25,296	$9,248
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	104	158
Change in unrealized net gains on hedging activities, net of taxes	20	—

Total comprehensive income	$25,420	$9,406

	Six Months Ended
	February 28,
	2006	2005
Net income	$58,009	$20,261
Foreign currency translation adjustments:
Unrealized translation adjustment (losses), net	(1,601)	2,460
Plus: reclassification adjustment for realized losses included in net income	—	495
Change in unrealized net (losses) gains on hedging activities, net of taxes	57	(178)

Total comprehensive income	$56,465	$23,038

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Mexican peso, Australian dollars, Canadian dollars and the Euro.
We enter into derivative instruments from time to time to hedge a portion of our expected future cash flows from unanticipated fluctuations caused by volatility in currency exchange rates related to certain EPC contracts. We had seventeen derivative instruments outstanding as of February 28, 2006, all of which were foreign currency forward exchange contracts denominated in Canadian Dollars, Euros or British Pounds.
Eleven of the seventeen contracts were designated and qualify as cash flow hedges of foreign currency denominated forecasted transactions and mature within the next thirteen months. As of February 28, 2006, a deferred net gain of approximately $0.1 million was included in accumulated other comprehensive income for these contracts. This gain is expected to be reclassified to earnings over the life of the contracts as the forecasted transactions occur. There was no ineffectiveness during the six months ended February 28, 2006 related to these cash flow hedges.
The remaining six contracts did not qualify for hedge accounting treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. For the six months ended February 28, 2006, we recognized in other income approximately $0.3 million in net gains on these seven contracts.
Note 10 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Stock options	89	2,279	376	3,051
LYONs convertible debt	—	10	—	10
Note 11 — Claims on Major Projects
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amount is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases revenues or decreases cost of revenues on the related projects in the period. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying condensed consolidated balance sheets.

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
The following disclosure provides a summary and update of significant changes, if any, from August 31, 2005, related to our significant claims. Readers should refer to Note 18 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 for a more detailed description of each claim.
A summary of our net claims receivable position on the major projects discussed below, is as follows (in millions):

	February 28,	August 31,
	2006	2005
Receivables from owners under contract terms	$48.2	$112.9
Reimbursement of letter of credit draws by owners	46.9	46.9
Claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	22.8	28.2
Less: Liquidated damages recorded in contract costs	(12.0)	(17.1)
Less: Amounts collected by drawing letters of credit	(17.5)	(17.5)

Net claims receivable	$88.4	$153.4

Covert & Harquahala Projects
In December 2005, phase one of the previously announced arbitration relating to the Covert and Harquahala projects was completed. We received an arbitration award of $35.4 million, which was paid in January, on claims relating to the New Covert Generating Company, LLC (Covert).
The Harquahala arbitration proceeding commenced in January 2006, and we expect a final ruling in May 2006. Interest related claims on both Covert and Harquahala are pending and will be addressed following the ruling on Harquahala.
We had already reached settlements with the turbine manufacturers on both the Covert and Harquahala projects in the second quarter of fiscal 2005.
We continue to believe we have a strong basis for our claims and backcharges for amounts in excess of the recorded amounts; however, recovery of the claims and other amounts is dependent upon negotiations with the applicable parties, which are ongoing, and the results of arbitration. We can not provide absolute assurance as to the timing or outcome of these negotiations or results of arbitration.
Wolf Hollow Project
In May 2005, we completed the testimony phase of the arbitration proceeding between us and the major equipment supplier. The parties completed post hearing briefing in late July 2005. During the six months ended February 28, 2006, there were no material changes to the status of the arbitration.
In December 2005, we reached an agreement with the lender and a prospective purchaser of the Wolf Hollow plant and related assets, whereby we agreed to release our interests in the plant and assets, cancel the $27.7 million in subordinated notes and accrued interest due us and agreed to a mutual release of claims with the lender, in exchange for a substantial cash payment and a note receivable, due in 2012. The transaction closed on December 22, 2005.
We have reserved our rights to pursue AES Corporation and Parsons, and we intend to continue to vigorously pursue collection of those claims. On December 9, 2005, the District Court entered a new scheduling order in the trial against AES Corporation and Parsons that established a trial start date of June 28, 2006.
In a letter ruling dated February 21, 2006, the trial court Judge indicated he intended to grant “AES Corp’s Motion for Summary Judgment Based upon Plaintiff’s Waiver and Regarding Plaintiff’s Allegations of Vicarious Liability”. The ruling does not state clearly whether the Court intended to dismiss all our claims against AES Corp., including the fraud claim asserted directly against AES Corp., or just certain claims asserted based on vicarious liability. The letter has no effect on the claims against Parsons.
On March 24, 2006 the Court heard argument on the proper scope of the ruling and our motion for reconsideration. A decision by the trial court judge is imminent. We remain confident that the law supports our position and that under our interpretation of the letter ruling, our likelihood of success at trial remains unchanged. However, it is difficult to predict how the trial court Judge will rule under the current circumstances. Should the Judge issue an adverse decision we believe an appeal would be warranted. Nevertheless, in the event of such a ruling we also believe it would be prudent to reassess the collectibility of our recorded claim receivable from AES Corp. of $48.2 million, and we would likely fully or partially reduce our claim receivable which would result in a material non-cash charge to earnings.
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
Marcus Hook Project
During the second quarter of fiscal 2006, we have agreed to terms with FPL-Energy (“FPLE”) and our primary subcontractor on this project. Under the agreements, we have received certain payments from a third party insurance company (toward settlement of certain of the claims) and certain payments from FPLE for certain outstanding receivables due us on the project. In addition, all parties agreed to a mutual release of claims and FPLE has released our outstanding $23.0 million letter of credit. As a result of this agreement, we recorded an immaterial loss during the first half of fiscal 2006.
See Note 3 for a discussion of other claims, unapproved change orders and project uncertainties.
Note 12— Income Taxes
The components of our deferred tax position are as follows (in thousands):

	February 28,	August 31,
	2006	2005
Assets:
Deferred tax assets	$125,426	$149,363
Less: valuation allowance	(24,651)	(25,712)

Total assets	100,775	123,651
Liabilities:
Deferred tax liabilities	(63,667)	(59,669)

Net deferred tax assets	$37,108	$63,982

Our effective tax rate for the three and six months ended February 28, 2006 was 37.9% and 36.6%, respectively, while our effective tax rate for the three and six months ended February 28, 2005 was 33.8% and 34.7%, respectively.
We believe our deferred tax assets, net of valuation allowances, at February 28, 2006, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income, which have been considered in determining the valuation allowances.
Note 13 — Contingencies and Commitments
Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At February 28, 2006 and August 31, 2005, the amount of outstanding letters of credit was approximately $264.1 million and $247.7 million, respectively. Of the amount of outstanding letters of credit at February 28, 2006, $217.0 million are issued to customers in connection with contracts. Of the $217.0 million, five customers held $146.1 million or 67% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $53.0 million. There were no draws under these letters of credit for the three and six months ended February 28, 2006.
In some cases, performance assurances are extended to customers that guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, our potential exposure generally limited to the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
During the second quarter of fiscal 2005, we entered into a guarantee agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific

Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of February 28, 2006, the maximum exposure amount has decreased to $70.1 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of February 28, 2006 and August 31, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of February 28, 2006, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of February 28, 2006, we had recorded an immaterial liability and corresponding asset related to this guarantee.
SEC Inquiry
On June 1, 2004, we were notified by the staff of the SEC that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the requests for information we have received to date appear to primarily relate to the purchase method of accounting for various of our acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings could be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any members of management, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
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

Other Litigation
During fiscal 2005, the U.S. District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorney’s fees, bringing its total claim to $11.3 million plus legal interest while the appeal is pending. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
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
Environmental Liabilities
LandBank Group, Inc. (LandBank), a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $32.6 million and $33.1 million of such real estate assets recorded in other assets on the accompanying balance sheets at February 28, 2006 and at August 31, 2005, respectively. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. As of February 28, 2006, we had $8.9 million of environmental liabilities recorded in other liabilities in the accompanying condensed consolidated balance sheets compared to $9.7 million at August 31, 2005.
Impairment of Assets
During the six months ended February 28, 2006, we recorded impairment charges in other expense of $0.8 million, net of estimated insurance proceeds under our replacement cost policy, on certain assets that were damaged as a result of Hurricanes Katrina and Rita.
Note 14 — Assets Held for Sale
The following table presents the assets that were classified as assets held for sale (in thousands), which are recorded in other assets in the accompanying condensed consolidated balance sheets.

	February 28,	August 31,
	2006	2005
Fabrication facilities in Louisiana and Texas (F&M segment)	$2,576	$2,996
Fabrication facilities in Virginia (F&M segment)	1,118	1,518
Facilities in the United Kingdom (E&C segment)	4,880	5,006

Total assets held for sale	$8,574	$9,520

During the first fiscal quarter of 2006, we recorded impairment on our assets held for sale associated with our F&M segment of $0.3 million, net of taxes, which is included in loss from discontinued operations on the accompanying condensed consolidated statements of operations.
Note 15 — Restricted and Escrowed Cash
As of February 28, 2006 and August 31, 2005, we had restricted and escrowed cash of $53.9 million and $171.9 million, respectively, which consisted of:
•	$52.8 million and $170.8 million, respectively, in connection with the EPC project to build a combined-cycle energy plant in the Northeast area of the U.S., which we have joint authority with another party to the contract. All payments received from the project owner are deposited directly into a separate account (the Project Account) to be used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross profit on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has, upon certain triggering events, sole control over the Project Account. Any withdrawals from this Project Account, excluding permitted withdrawals, require the approval of both the Guarantor and us. The project is scheduled to be completed by April 30, 2006;
•	$1.1 million in each period related to deposits designated to fund remediation costs associated with a sold property.
Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.
Note 16 — Pension and Other Post Retirement Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we have sponsored (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Service cost	$708	$678	$1,422	$1,327
Interest cost	1,681	1,705	3,373	3,306
Expected return on plan assets	(1,669)	(1,671)	(3,347)	(3,261)
Amortization of net loss	731	458	1,466	898
Other	9	9	18	70

Total net periodic benefit cost	$1,460	$1,179	$2,932	$2,340

The total net periodic benefit cost related to other benefits for the three and six months ended February 28, 2006 and 2005 were not material. We expect to contribute $4.1 million to our pension plans in fiscal 2006. As of February 28, 2006, $2.4 million in contributions have been made.
Note 17 — Related Party Transactions
During the quarter ended February 28, 2006, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. Payments made to these companies were approximately $11.7 million and $17.4 million during the three and six months ended February 28, 2006 and amounts due to these companies were $2.2 million as of February 28, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
A company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer is a subcontractor to several of our subcontractors on various projects related to temporary housing efforts in Louisiana, where the Related Company has operated in its respective field of mechanical contracting since its founding in 1919. We were not involved in the agreements between our subcontractors and the Related Company and we have not been provided any information about the terms of these contracts.
Note 18 — New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), which improves the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. SFAS No. 155 will be effective for our 2008 fiscal year. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Note 19 — Subsequent Events
On March 21, 2006, one of our foreign subsidiaries, entered into a $27.0 million unsecured standby letter of credit facility. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges.
Note 20 — Unaudited Condensed Consolidating Financial Information
The following presents unaudited condensed consolidating financial information with respect to our financial position as of February 28, 2006 and August 31, 2005, the results of our operations for the three and six months ended February 28, 2006 and 2005 and our cash flows for the six months ended February 28, 2006 and 2005.
In connection with our sale of our seven year, 10.75% Senior Notes on March 17, 2003 which were due March 15, 2010, our material wholly-owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries) are referred to as the Non-Guarantor Subsidiaries.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of February 28, 2006

Current assets	$705,389	$824,302	$210,685	$(38,279)	$1,702,097
Intercompany long-term receivables	240	46,916	871	(48,027)	—
Investments in subsidiaries and joint ventures	796,141	123,025	5,753	(886,009)	38,910
Property and equipment, net	28,974	101,653	27,948	—	158,575
Other assets	28,287	563,784	31,072	(7,012)	616,131

Total Assets	$1,559,031	$1,659,680	$276,329	$(979,327)	$2,515,713

Current liabilities	$94,745	$810,890	$160,487	$(38,755)	$1,027,367
Intercompany long-term debt	42,801	872	4,354	(48,027)	—
Long-term revolving line of credit	173,450	—	—	—	173,450
Long-term debt and capital leases	15,052	2,617	5,955	—	23,624
Other non-current liabilities	4,670	35,205	28,251	(7,012)	61,114
Minority interest obligation	—	—	—	1,845	1,845
Shareholders’ Equity	1,228,313	810,096	77,282	(887,378)	1,228,313

Total Liabilities & Shareholders’ Equity	$1,559,031	$1,659,680	$276,329	$(979,327)	$2,515,713

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2005

Current assets	$948,096	$221,955	$131,150	$(33,248)	$1,267,953
Intercompany long-term receivables	240	484,291	9,708	(494,239)	—
Investments in subsidiaries and joint ventures	739,737	132,114	6,251	(843,231)	34,871
Property and equipment, net	30,805	98,756	27,975	—	157,536
Other assets	18,375	560,281	44,772	—	623,428

Total Assets	$1,737,253	$1,497,397	$219,856	$(1,370,718)	$2,083,788

Current liabilities	$50,482	$703,944	$71,828	$(33,780)	$792,474
Intercompany long-term debt	476,429	9,708	8,102	(494,239)	—
Long-term revolving line of credit	40,850	—	—	—	40,850
Long-term debt and capital leases	15,040	2,977	6,674	—	24,691
Other non-current liabilities	9,899	28,620	27,461	—	65,980
Minority interest obligation	—	—	—	15,240	15,240
Shareholders’ Equity	1,144,553	752,148	105,791	(857,939)	1,144,553

Total Liabilities & Shareholders’ Equity	$1,737,253	$1,497,397	$219,856	$(1,370,718)	$2,083,788

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended February 28, 2006
Revenues	$—	$1,178,974	$83,301	$(17,436)	$1,244,839
Cost of revenues	—	1,085,607	76,372	(17,109)	1,144,870

Gross profit	—	93,367	6,929	(327)	99,969
General and administrative expenses	19,912	32,557	3,506	(420)	55,555

Operating income (loss)	(19,912)	60,810	3,423	93	44,414
Other income (expense)	19,912	(21,688)	(777)	(93)	(2,646)
Equity in earnings (loss) of subsidiaries	25,296	1,205	—	(26,501)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income from discontinued operations	25,296	40,327	2,646	(26,501)	41,768
Provision (benefit) for income taxes	—	15,623	227	—	15,850

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and income from discontinued operations	25,296	24,704	2,419	(26,501)	25,918
Minority interest, net of income taxes	—	—	—	(706)	(706)
Earnings (loss) from unconsolidated entities, net of income taxes	—	334	(335)	—	(1)

Income (loss) from continuing operations	25,296	25,038	2,084	(27,207)	25,211
Income from discontinued operations, net of income taxes	—	85	—	—	85

Net income (loss)	$25,296	$25,123	$2,084	$(27,207)	$25,296

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended February 28, 2005
Revenues	$—	$717,305	$41,982	$(11,656)	$747,631
Cost of revenues	—	659,930	32,990	(11,866)	681,054

Gross profit	—	57,375	8,992	210	66,577
General and administrative expenses	12,237	29,020	4,518	21	45,796

Operating income (loss)	(12,237)	28,355	4,474	189	20,781
Other income (expense)	12,237	(18,588)	(363)	(189)	(6,903)
Equity in earnings (loss) of subsidiaries	9,248	(227)	—	(9,021)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	9,248	9,540	4,111	(9,021)	13,878
Provision (benefit) for income taxes	—	6,401	(1,715)	—	4,686

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	9,248	3,139	5,826	(9,021)	9,192
Minority interest, net of income taxes	—	—	5	(1,398)	(1,393)
Earnings (loss) from unconsolidated entities, net of income taxes	—	2,380	(511)	—	1,869

Income (loss) from continuing operations	9,248	5,519	5,320	(10,419)	9,668
Loss from discontinued operations, net of income taxes	—	(52)	(368)	—	(420)

Net income (loss)	$9,248	$5,467	$4,952	$(10,419)	$9,248

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended February 28, 2006
Revenues	$—	$2,275,059	$133,787	$(25,928)	$2,382,918
Cost of revenues	—	2,073,611	127,050	(25,557)	2,175,104

Gross profit	—	201,448	6,737	(371)	207,814
General and administrative expenses	40,006	64,319	6,117	(510)	109,932

Operating income (loss)	(40,006)	137,129	620	139	97,882
Other income (expense), net	40,006	(43,233)	(1,582)	(139)	(4,948)
Equity in earnings (loss) of subsidiaries	58,009	(5,027)	—	(52,982)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	58,009	88,869	(962)	(52,982)	92,934
Provision (benefit) for income taxes	—	33,499	515	—	34,014

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	58,009	55,370	(1,477)	(52,982)	58,920
Minority interest, net of income taxes	—	—	—	(1,813)	(1,813)
Earnings (loss) from unconsolidated entities, net of income taxes	—	1,734	(597)	—	1,137

Income (loss) from continuing operations	58,009	57,104	(2,074)	(54,795)	58,244
Loss from discontinued operations, net of income taxes	—	(235)	—	—	(235)

Net income (loss)	$58,009	$56,869	$(2,074)	$(54,795)	$58,009

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended February 28, 2005
Revenues	$—	$1,483,664	$87,085	$(14,592)	$1,556,157
Cost of revenues	—	1,358,974	71,495	(15,000)	1,415,469

Gross profit	—	124,690	15,590	408	140,688
General and administrative expenses	24,685	59,173	7,136	(10)	90,984

Operating income (loss)	(24,685)	65,517	8,454	418	49,704
Other income (expense), net	24,660	(41,363)	(1,114)	(418)	(18,235)
Equity in earnings (loss) of subsidiaries	20,261	(246)	—	(20,015)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	20,236	23,908	7,340	(20,015)	31,469
Provision (benefit) for income taxes	32	14,232	(3,349)	—	10,915

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	20,204	9,676	10,689	(20,015)	20,554
Minority interest, net of income taxes	—	—	5	(1,542)	(1,537)
Earnings (loss) from unconsolidated entities, net of income taxes	57	2,846	(776)	—	2,127

Income (loss) from continuing operations	20,261	12,522	9,918	(21,557)	21,144
Loss from discontinued operations, net of income taxes	—	(819)	(64)	—	(883)

Net income (loss)	$20,261	$11,703	$9,854	$(21,557)	$20,261

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Six Months Ended February 28, 2006
Net cash provided by (used in) operating activities	$55,971	$(269,884)	$29,060	$—	$(184,853)
Net cash provided by (used in) investing activities	(4,620)	104,897	(3,602)	—	96,675
Net cash (used in) provided by financing activities	(48,235)	162,106	26,458	—	140,329
Cash from consolidation of variable interest entities previously unconsolidated	—	—	1,565	—	1,565
Effects of foreign exchange rate changes on cash	—	—	(554)	—	(554)

Net decrease in cash and cash equivalents	3,116	(2,881)	52,927	—	53,162
Cash and cash equivalents — beginning of year	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of period	$3,986	20,089	85,866	—	109,941

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Six Months Ended February 28, 2005
Net cash provided by (used in) operating activities	$22,180	$1,073	$12,377	$—	$35,630
Net cash provided by (used in) investing activities	(3,812)	(68,180)	(2,662)	—	(74,654)
Net cash (used in) provided by financing activities	(55,468)	60,952	(8,852)	—	(3,368)
Effects of foreign exchange rate changes on cash	—	—	(1,855)	—	(1,855)

Net decrease in cash and cash equivalents	(37,100)	(6,155)	(992)	—	(44,247)
Cash and cash equivalents — beginning of period	47,485	40,888	13,978	—	102,351

Cash and cash equivalents — end of period	$10,385	$34,733	$12,986	$—	$58,104

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
PART I — FINANCIAL INFORMATION
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of February 28, 2006, and the results of their operations for the three and six months ended February 28, 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility and surety bond indemnity agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the SEC and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector clients that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	market prices of our equity securities have changed significantly and could change further;

•	recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation;

•	closing of any U.S. military bases related to our privatization interests; and

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
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
Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000 and the IT Group transaction in fiscal 2002. Our fiscal 2005 revenues were approximately $3.3 billion and our backlog at February 28, 2006 was approximately $7.6 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 22,000 people.
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
Critical Accounting Policies
Item 7, included in Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.
Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
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
As projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affecting execution and often include estimates for resolution of disputes that may be settled in negotiations or through arbitration, mediation or other legal methods.
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

Results of Operations
Executive Summary
The need for disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. a result of Hurricanes Katrina and Rita and increased activity in the energy markets, consistent demand for clean air and fuels, garrison support services and transmission and distribution services have contributed to our overall revenue growth for the three and six months ended February 28, 2006.
In connection with our disaster relief, emergency response and recovery services to federal, state and local governmental entities as well as to not-for-profit and private entities in the hurricane damaged areas of the U.S. Gulf Coast, each of our segments contributed management, personnel and use of assets to help meet the needs of this work. However, because emergency response and governmental services are contracted through our E&I segment, all revenues and costs are included in our E&I segment.
Gross profit for the first half of fiscal 2006 increased compared to the same period for fiscal 2005 primarily due to increased work in our E&I segment driven by disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S., which was offset by a decrease in the E&C segment, primarily due to estimated cost increases on three clean fuels projects. In addition, we recorded gross profit of $4.5 million in the second quarter of fiscal 2006 due to change in estimates for performance liabilities on technology license agreements.
General and administrative expenses for the first half of fiscal 2006 increased compared to the same period for fiscal 2005 primarily due to expensing of previously deferred third party financing and equity offering costs and certain due diligence costs related to an acquisition of $4.5 million and due to an increase in employee compensation expense for share-based plans under SFAS 123(R) of $4.6 million.
Since August 31, 2005, our backlog has increased approximately $879.4 million. The increase is primarily due to increased backlog associated with hurricane response related services, increased activity in the energy markets and increased demand for clean air projects.
Cash flows from operations were negative during the first half of fiscal 2006 as compared to the first half of fiscal 2005 primarily due to the cash requirements associated with our disaster recovery efforts and the near completion of our EPC projects in the Northeast area of the U.S. These items were offset by recoveries on claims during the period.
We expect fiscal 2006 revenues from our energy markets to increase and revenues from our chemicals market to increase substantially. These end markets will drive increased revenues in our E&C, Maintenance and F&M segments, which we expect to increase gross profit overall. We also anticipate increases in revenues in our E&I segment driven by hurricane recovery and restoration work and expect increases in gross profit due to the higher revenues. Finally, we expect significant improvements in net income in fiscal 2006 compared to fiscal 2005, primarily due to higher revenues and gross profit, reduced interest costs from the reduction in our outstanding debt, offset by slightly higher general and administrative costs.
Segment Analysis
The comments and tables that follow compare revenues, gross profit, gross profit percentages and backlog by operating segment for the indicated periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Selected summary financial information for our operating segments, for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenues:
E&I	$629.5	$252.0	$1,187.0	$563.7
E&C	329.5	292.6	654.1	565.7
Maintenance	216.4	157.9	412.1	342.5
F&M	69.4	45.1	129.7	84.3

Total revenue	$1,244.8	$747.6	$2,382.9	$1,556.2

Gross profit:
E&I	$58.0	$20.0	$123.2	$62.3
E&C	15.2	27.7	37.6	49.5
Maintenance	11.7	8.1	19.7	10.0
F&M	15.1	10.8	27.3	18.9

Total gross profit	$100.0	$66.6	$207.8	$140.7

Gross profit percentage:
E&I	9.2%	7.9%	10.4%	11.1%
E&C	4.6	9.5	5.7	8.7
Maintenance	5.4	5.1	4.8	2.9
F&M	21.8	23.8	21.1	22.4
Total gross profit percentage	8.0	8.9	8.7	9.0
The following table presents our revenues by industry sector:

	Three Months Ended				Six Months Ended
	February 28,				February 28,
	2006		2005		2006		2005
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$629.5	51%	$252.0	34%	$1,187.0	50%	$563.7	36%
Energy
E&C	196.9	16	188.7	25	403.4	17	374.4	24
Maintenance	101.6	8	105.1	14	223.4	9	242.9	15
F&M	13.4	1	22.4	3	25.8	1	39.2	3
Chemical
E&C	127.8	10	98.5	13	235.8	10	181.1	12
Maintenance	114.8	9	49.0	7	187.9	8	95.3	6
F&M	33.1	3	17.8	2	67.3	3	30.7	2
Other Industries
E&C	4.8	—	5.4	1	14.9	1	10.2	1
Maintenance	—	—	3.8	—	0.8	—	4.3	—
F&M	22.9	2	4.9	1	36.6	1	14.4	1

Total revenue	$1,244.8	100%	$747.6	100%	$2,382.9	100%	$1,556.2	100%

The following table presents our revenues by geographic region:

	Three Months Ended				Six Months Ended
	February 28,				February 28,
	2006		2005		2006		2005
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,126.3	90%	$641.5	86%	$2,183.8	92%	$1,340.6	86%
Asia/Pacific Rim	45.9	4	58.4	8	77.6	4	118.6	8
Middle East	46.0	4	21.6	3	71.6	3	46.3	3
Canada	3.4	—	3.0	—	6.7	—	5.3	—
Europe	14.6	1	13.1	2	30.7	1	25.1	2
South America and Mexico	5.2	1	5.2	1	6.6	—	12.7	1
Other	3.4	—	4.8	—	5.9	—	7.6	—

Total revenue	$1,244.8	100%	$747.6	100%	$2,382.9	100%	$1,556.2	100%

Our backlog by segment is as follows:

	February 28, 2006		August 31, 2005
	(In Millions)%		(In Millions)%
E&I	$2,669.7	35%	$2,244.6	34%
E&C	3,640.3	48	3,099.9	46
Maintenance	1,143.1	15	1,227.9	18
F&M	125.7	2	130.0	2

Total backlog	$7,578.8	100%	$6,702.4	100%

Our backlog by industry sector is as follows:

	February 28, 2006		August 31, 2005
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,669.7	35%	$2,244.6	34%
Energy
Nuclear:
E&C	70.4	1	85.4	1
Maintenance	825.6	11	877.2	13
Fossil Fuel:
E&C	2,142.7	28	1,860.2	28
Maintenance	71.3	1	92.8	1
Other:
E&C	44.0	—	28.1	—
F&M	68.3	1	55.5	1
Chemical:
E&C	1,383.2	19	1,126.2	17
Maintenance	246.2	3	257.8	4
F&M	33.3	1	40.4	1
Other:
Maintenance	—	—	0.1	—
F&M	24.1	—	34.1	—

Total backlog	$7,578.8	100%	$6,702.4	100%

	February 28, 2006		August 31, 2005
Status of Contract	(In Millions)%		(In Millions)%
Signed contracts and commitments	$6,606.9	87%	$5,194.3	77%
Letters of intent	971.9	13	1,508.1	23

Total backlog	$7,578.8	100%	$6,702.4	100%

E&I Segment
We provided disaster relief, emergency response and recovery services to federal, state and local governmental entities as well as to not-for-profit and private entities in the hurricane damaged areas of the U.S. Gulf Coast. Each of our segments contributed management, personnel and use of assets to help meet the needs of this work. However, because emergency response and governmental services are contracted through our E&I segment, all revenues and costs are included in our E&I segment.
Revenues
The increases in revenues of $377.5 million and $623.3 million for the three and six months ended February 28, 2006, respectively as compared to the three and six months ended February 28, 2005 are primarily attributable to:
•	increases in project revenues of $392.7 million and $676.6 million for the three and six months ended February 28, 2006 associated with providing hurricane recovery and restoration work; and
•	environmental and logistic support services for the U.S. Army of $7.0 million and $14.7 million for the three and six months ended February 28, 2006.

The increase in revenues for the three and six months ended February 28, 2006 was partially offset by:
•	project services provided to U.S. Government customers in Iraq due to a competitive bid environment arising from changes in government contracting vehicles to more fixed price opportunities;

•	the substantial completion of a major fixed price contract in fiscal 2005;

•	domestic federal environmental remediation work due to federal budget restrictions impacting environmental opportunities, less work being awarded under existing contracts and/or delays in funding under existing contracts; and

•	an overall reduction in demand for construction services to commercial customers as our national customers are trending toward requesting bids on opportunities as opposed to issuing new awards under master service agreements.
Gross Profit and Gross Profit Percentage
Gross profit for the three months of February 28, 2006 was $58.0 million or 9.2% as compared to $20.0 million or 7.9% for the three months ended February 28, 2005. The change in gross profit and related gross profit percentage is due primarily to:
•	increased gross profit of $32.2 million for the three months ended February 28, 2006, associated with providing hurricane recovery and restoration work;

•	increased gross profit and related percentage on non-hurricane related work resulting from indirect cost absorption arising from our overall increase in sales volumes;

•	offset by the positive impact in the prior year quarter ended February 28, 2005, of an adjustment to the estimated costs to complete a major fixed price contract, which resulted from cessation of certain operations on the project.
Gross profit for the six months of February 28, 2006 was $123.2 million or 10.4% as compared to $62.3 million or 11.1% for the six months ended February 28, 2005. The change in gross profit and related gross profit percentage is due primarily to:
•	gross profit of $70.6 million for the six months ended February 28, 2006, as compared to $4.8 million for the same period in fiscal 2005, associated with providing disaster relief, emergency response, and recovery services to federal, state and local governmental entities in hurricane damaged areas; and

•	increased gross profit and related percentage on non-hurricane related work resulting from indirect cost absorption arising from our overall increase in sales volumes.
The increases in gross profit are offset by:
•	the positive impact in the six months ended February 28, 2005, of an adjustment to the estimated costs to complete a major fixed price contract, which resulted from cessation of certain operations on the project;

•	decreased project services supporting the U.S. Government customers in Iraq;

•	lower volumes of work earned from commercial customers along with lower gross profit and related gross profit percentage on commercial construction projects awarded and executed this fiscal year as compared to last fiscal year;

•	the application of lower estimated governmental indirect rates to contract direct costs due to higher volume of disaster relief, emergency response and recovery services work this year; and

•	lower gross profit and gross profit percentage from domestic federal environmental remediation work being awarded and executed this fiscal year as compared to last fiscal year, together with lower gross profit percentage earned on a higher volume of mission support services work compared to the lower volume of federal remediation work earning a higher gross profit percentage.
Backlog
Backlog for the E&I segment as of February 28, 2006 is $2.7 billion, as compared to $2.2 billion as of August 31, 2005. The increase in backlog is primarily attributable to new contracts awarded in fiscal 2006 by FEMA, the U.S. Army Corps of Engineers, U.S. Coast

Guard and state and local jurisdictions in response to Hurricanes Katrina and Rita, and a significant Department of Energy (DOE) contract award of approximately $190.0 million. These awards served to offset backlog reductions in the Middle East. Bolstered by the disaster relief, emergency response, and recovery services, contract work executed through the second quarter of fiscal 2006 exceeded anticipated levels; we expect the E&I backlog to remain sensitive to the levels of awards related to disaster relief, emergency response, and recovery services projects. We believe E&I is well-positioned to capitalize on opportunities in core and emerging markets, and backlog will rest on our ability to win new contract awards in this highly competitive environment.
The E&I backlog includes only amounts up to the contractual not-to-exceed stated amounts in contracts awarded and preauthorization letters received on or before February 28, 2006. However, since that time, the ceiling under the FEMA contract was raised by $400.0 million. We believe this substantial expansion in contract capacity will permit E&I to play a vital and continuing role in support of ongoing disaster relief, emergency response, and recovery efforts, providing a wide range of services as work under the FEMA contract is executed.
At February 28, 2006, government agencies or entities owned by the U.S. Government and state government agencies account for $2.4 billion or 91% of the $2.7 billion in backlog for the E&I segment.
We anticipate fiscal 2006 revenues to be significantly higher than fiscal 2005 levels as performance of project work continues under contracts awarded to aid in the disaster relief, emergency response, and recovery efforts in the hurricane damaged areas. Revenue for the remainder of fiscal 2006 is expected to be slightly less than that generated through the second quarter, but will continue to be significantly higher than anticipated for fiscal 2006 and for the comparable period during fiscal 2005. The fiscal 2006 gross profit percentage is expected to be slightly lower than it was for fiscal 2005 due to lower than historical margins earned on certain significant disaster relief, emergency response and recovery related awards, the changing composition of work executed by E&I and the competitive nature of work won in this industry sector, but gross profit will be significantly higher in fiscal 2006 than fiscal 2005, with core E&I project work enhanced by execution of our disaster relief, emergency response and recovery services in the Gulf Coast region of the United States.
E&C Segment
Revenues
The increase of $36.9 million or 13% and $88.4 million or 16% in segment revenues for the three and six months ended February 28, 2006, respectively, as compared to the three and six months ended February 28, 2005, respectively, is primarily attributable to:
•	increased activity in the Flue Gas Desulphurization (FGD), transmission and distribution and Plant Services markets of our Power business;

•	the commencement of engineering activities relating to major coal power projects;

•	the commencement of major international ethylene plant projects; and

•	the progress on three clean fuels projects.
The increase in revenues for the six months ended February 28, 2006 was partially offset by:
•	the scheduled progress towards completion of major EPC gas projects; and

•	the completion of an ethylene project and a clean fuels project.
Gross Profit and Gross Profit Percentage
Gross profit for the three and six months ended February 28, 2006 was $15.2 million or 4.6% and $37.6 million or 5.7% compared to $27.7 million or 9.5% and $49.5 million or 8.7%, respectively, for the three and six months ended February 28, 2005. Gross profit and gross profit percentage decreases are primarily due to reductions in gross profit estimates on three clean fuels projects which generated $12.8 million and $22.0 million in negative gross profit during the three and six months ended February 28, 2006, respectively.

The decrease in gross profit on these three clean fuels projects was due to multiple factors including construction costs exceeding previous estimates, however, a portion of the increase is due to significant escalations in construction labor costs driven by demand for construction labor in areas affected by hurricanes Katrina and Rita. We believe this escalation in labor costs is recoverable from our customers through force majeure provisions within the contracts. We also have a significant amount of costs on these projects which we believe are recoverable from our customers through unapproved change orders for the six months ended February 28, 2006. We have included $25.2 million in estimated revenues on these three projects for unapproved change orders. The amount of revenues recorded is limited to identifiable costs that we believe are recoverable based on negotiations to-date. However, the amount that we are claiming against our customers exceeds the amounts recorded. Upon final resolution, the amount that we have included in revenues may differ from the amount settled on with our customer which will result in an adjustment to gross profit, which could be material to our future reported earnings.
This decrease in gross profit and gross profit percentage for the three and six months ended February 28, 2006 was partially offset by:
•	higher gross profit associated with our EPC FGD projects; and

•	increased volume of proprietary technology sales and related engineering work.

•	During the quarter ended February 28, 2006, we revised our estimated revenues on a substantially complete EPC power project to include a schedule incentive under the contract terms for substantial completion and satisfaction of performance tests before a specified date. Based on our progress to-date, we believe it is probable that the terms will be met. As a result, the recognition of this incentive increased revenues by $7.4 million during the quarter ended February 28, 2006.

•	During fiscal 2006, we changed our estimates for liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements. Our accounting for these contracts is discussed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed in “Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements.” Our revenues related to the sale of these technologies under paid-up license agreements increased with our acquisition of Badger Technologies in 2003 and its then existing portfolio of proprietary technology. Historically, our estimation approach for liability provisions resulted in a reduction of revenues in our percentage of completion computation for each contract generally equal to the maximum contractual performance liability under the contract until performance testing or other factors provided evidence of a reduction in the performance liability. This approach did not take into account historical data for estimating liability provisions on these types of contracts. Our actual experience with performance guarantees on these types of agreements currently supports estimated liability provisions that vary based on our experience with the different type of technologies for which we license and provide engineering (for example, ethyl benzene, styrene, cumene, Bisphenol A) and generally support lower liability provisions for certain technologies. Prior to February of 2006, our estimates of these performance guarantees were recorded at the maximum contractual liability until the related plant became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees would allow us to make more accurate estimates of the potential liability and, in certain circumstances, revised our recorded performance liability amount below the maximum performance liability. For the three and six months ended February 28, 2006, we recorded gross profit of $4.5 million due to changes in estimates for performance guarantees below the maximum liability. Our total estimated performance liability remaining as of February 28, 2006, is $14.7 million.
Backlog
Backlog for the E&C segment as of February 28, 2006 is $3.6 billion, as compared to $3.1 billion as of August 31, 2005. The increase in backlog is primarily a result of a new major coal power project, FGD projects, two new ethylene projects in our process business, and continued growth of contracts in our Energy Delivery Services (EDS) business. This was partially offset by scheduled progress on major projects.
At February 28, 2006, five customers account for $2.8 billion or 78% of the $3.6 billion in backlog for the E&C segment.
We anticipate fiscal 2006 revenues to be significantly higher than fiscal 2005 levels as the E&C segment continues work on large power projects and the continuation of work on major international chemical projects. We expect our gross profit to increase in fiscal 2006 with higher gross profit on our EPC FGD and coal projects and the commencement of major international process projects, but at a lower gross profit rate due to project execution on the clean fuels projects, composition of work awarded and executed on a competitive basis.
Maintenance Segment
Revenues
The increase in revenues of $58.5 million or 37% for the three months ended February 28, 2006 as compared to the three months ended February 28, 2005 and $69.6 million or 20% for the six months ended February 28, 2006 compared to the six months ended February 28, 2005 is primarily attributable to:
•	revenues related to capital construction services for three customers in the chemical industry; and

•	increased activity and increased scope for our nuclear project.
The increase in revenues for the three and six months ended February 28, 2006 were partially offset by a reduction in the amounts of maintenance services for two customers in the energy industry due to these customers’ seasonal schedules of refueling outages.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended February 28, 2006 was $11.7 million or 5.4% compared to $8.1 million or 5.1% for the three months ended February 28, 2005. The increase in gross profit and gross profit percentage is primarily due to the increase in capital construction services for chemical industry customers, which is being executed at a higher gross profit than the routine maintenance services. In addition, these capital construction service revenues have increased the overall revenue volume of the Maintenance segment without a corresponding increase in operating expenses creating a larger gross profit percentage for the segment. The increase in the gross profit and gross profit percentage has been offset by a lower gross profit percentage in the energy industry due to favorable fee awards recognized during fiscal year 2005.
Gross profit for the six months ended February 28, 2006 was $19.7 million or 4.8% compared to $10.0 million or 2.9% for the six months ended February 28, 2005. This increase in gross profit and gross profit percentage is primarily due to the increase in capital construction services in the chemical industry as noted above, as well as, the reversal of revenue and gross profit related to a nuclear project in the first quarter of fiscal 2005 as a result of our agreement to perform additional tasks associated with our nuclear project, which were previously excluded from our scope of work. These additional tasks increased the contract value for the project by approximately 43% and added gross profit to our original project estimate. Due to the increase in the scope of the work on the project, our calculated percentage-of-completion at November 30, 2004 decreased as compared to the percentage-of-completion calculated as of August 31, 2004, which resulted in the temporary reversal of performance incentive revenues and gross profit in the first quarter of fiscal 2005, which were previously recognized. On the project, we record material performance incentives based primarily on schedule and cost savings on the project that will be ultimately determined and paid at the completion of the project, which we anticipate will occur in fiscal 2007. We record the estimated amount of performance incentives that we expect to receive in revenue and costs and estimated earnings in excess of billings on uncompleted contracts on the percentage-of-completion method of accounting based on costs incurred to date as a percentage of estimated total project costs at completion of the project. Due to the increase in the scope of work on the project, the incentive revenues are being recognized over larger estimated total project costs at completion, which is lowering the gross profit percentage on the project as compared with fiscal 2005. However, the performance incentive revenues and gross profit amounts reversed during fiscal 2005 will be recognized as costs are incurred over the remaining contract term.
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
Backlog
Backlog decreased $84.8 million since August 31, 2005. The decrease in backlog was due to progress on existing contracts offset, in part, by two new awards in the chemical industry and one new award in the energy industry. Our first award in the chemical industry is to provide restoration services on two natural gas refining plants that were damaged by Hurricane Rita. Our second award in the chemical industry is to provide routine maintenance services to an existing customer, which is a result of cross selling efforts across the Company. Our award in the energy industry is to provide maintenance, modifications, and construction services for two nuclear power plants for a new customer.
At February 28, 2006, four customers account for $0.7 billion or 64% of the $1.1 billion in backlog for Maintenance.
We anticipate fiscal 2006 revenues to be higher than fiscal 2005 levels as we continue to provide additional services for current and new customers in the energy and chemical industries. We expect our gross profit to increase in fiscal 2006, with higher gross profit associated with our continued work on a nuclear project and additional work associated with current and new customers.

F&M Segment
Revenues
The increase in revenues of $24.3 million or 54% and $45.4 million or 54% for the three months and six months ended February 28, 2006 as compared to the three months and six months ended February 28, 2005 is primarily attributable to significant new contract awards from the energy and chemical industries and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
Segment revenues exclude intersegment revenues of $6.1 million and $18.2 million, respectively, for the three and six month periods ended February 28, 2006 compared to $7.6 million and $17.0 million for the same three and six month periods in fiscal 2005. Intersegment revenues reflect a continuation of support of this segment’s operations, for the most part by our E&C and Maintenance segments.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended February 28, 2006 was $15.1 million or 21.8% compared to $10.8 million or 23.8% for the three months ended February 28, 2005, while the gross profit for the six months ended February 28, 2006 was $27.3 million or 21.1% compared to $18.9 million or 22.4% for the six months ended February 28, 2005. The increase in gross profit was primarily attributable to the increase in volume while the decrease in the gross profit percentage is primarily due to increased labor costs.
Backlog
Backlog for the F&M segment as of February 28, 2006 was $125.7 million, as compared to $130.0 million as of August 31, 2005. The decrease in backlog was primarily due to work performed under existing contracts during the six months ended February 28, 2006, which was partially offset by the signing of new contracts in the energy and chemical industries. Based on our market outlook, we expect revenues and gross profit to increase for the remainder of fiscal 2006 compared to prior year.
General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Earnings (loss) from Unconsolidated Entities and Income (loss) from and Impairment of Discontinued Operations
The following table sets forth general and administrative expenses, interest expense and income, other income (expense), earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations for the indicated periods (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
General and administrative expenses	$55,555	$45,796	$109,932	$90,984
Interest expense	(4,971)	(9,692)	(8,364)	(19,345)
Interest income	1,732	1,413	3,479	2,451
Other income (expense), net	722	2,372	(880)	817
Earnings (losses) from unconsolidated entities, net	(1)	1,869	1,137	2,127
Gain (loss) from and impairment of discontinued operations	85	(420)	(235)	(883)
The increase in general and administrative expenses of $9.8 million and $18.9 million during the three and six months ended February 28, 2006 compared to the same period in fiscal 2005 includes an increase in other employee compensation and the impact of our adoption of
SFAS 123(R) under the modified prospective method. The adoption of SFAS 123(R) requires the recognition of stock-based compensation related to stock options in our results of operations for the three and six months ended February 28, 2006, as compared to the same period of fiscal 2005 when we accounted for this stock-based compensation in accordance with APB Opinion No. 25. As of February 28, 2006, there was $18.8 million of unrecognized compensation costs related to stock option payments which is expected to be recognized over a weighted-average period of 2.9 years. We anticipate general and administrative expenses for the remainder of fiscal 2006 to be higher than the comparable periods of fiscal 2005.
General and administrative costs for the three and six months ended February 28, 2006 also includes $4.6 million of expenses related to costs associated with a potential acquisition. We defer certain third party costs directly attributable to our efforts on potential acquisitions. During the second quarter of fiscal 2006, we determined that it was unlikely that we would obtain a controlling interest in a potential acquisition and, therefore, expensed all costs including the amounts previously deferred, related to the incremental effort required to obtain the contemplated controlling interest (primarily financing, equity offering costs and certain due diligence costs). A portion of the costs related to due diligence continue to be deferred since we are still pursuing a strategic equity investment in this acquisition target.

The decrease in interest expense reflects the decrease in our long-term debt, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005, which was partially offset by interest due to borrowings on our Credit Facility.
The decrease in other income (expense) for the six months ended February 28, 2006 was primarily due to the recognition of a $2.0 million gain on the sale of the assets of Shaw Power Technologies, Inc. during the six months ended February 28, 2005.
Our effective income tax rate for the three months and six months ended February 28, 2006 was 37.9% and 36.6% respectively compared to 33.8% and 36.6% for the three and six months ended February 28, 2005, respectively. The increase in the tax rate is due to higher than expected overall income and lower than expected utilization of foreign net operating loss carryforwards.
The decreased earnings from unconsolidated entities, net reflects the consolidation of a previously unconsolidated entity due to our acquisition of one of our joint venture partners.
Related Party Transactions
During the quarter ended February 28, 2006, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. Payments made to these companies were approximately $11.7 million and $17.4 million during the three and six months ended February 28, 2006 and amounts due to these companies were $2.2 million as of February 28, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
A company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer is a subcontractor to several of our subcontractors on various projects related to temporary housing efforts in Louisiana, where the Related Company has operated in its respective field of mechanical contracting since its founding in 1919. We were not involved in the agreements between our subcontractors and the Related Company and we have not been provided any information about the terms of these contracts.
Liquidity and Capital Resources
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	February 28,	August 31,
	2006	2005
Credit Facility	$173.5	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	9.7	6.3

Total outstanding	183.2	47.3
Less: current maturities	(9.7)	(6.4)

Total long-term revolving lines of credit	$173.5	$40.9

On October 3, 2005, we entered into Amendment I to increase our Credit Facility dated April 25, 2005, from $450.0 million to $550.0 million, then on February 27, 2006 we entered into Amendment II, which increased our Credit Facility from $550.0 million to $750.0 million, and increased our sublimits for revolving credit and financial letters of credit from $325.0 million to $425.0 million, which will retract to $375.0 million on August 27, 2007. The amendments retained the original terms of the agreement, which is five years and commenced on April 25, 2005. Readers should refer to Note 8 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of February 28, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 8 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Total Credit Facility	$750.0
Less: outstanding performance letters of credit	(217.0)
Less: outstanding financial letters of credit	(43.6)
Less: outstanding revolving credit loans	(173.5)

Remaining availability for performance letters of credit	$315.9

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$425.0
Less: outstanding financial letters of credit	(43.6)
Less: outstanding revolving credit loans	(173.5)

Remaining availability for financial letters of credit and revolving credit loans	$207.9

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($750.0 million as of February 28, 2006) less outstanding performance letters of credit or the portion of the Credit Facility ($425.0 million as of February 28, 2006) available for financial letters of credit and revolving credit loans. The Credit Facility availability is also subject to a borrowing base calculation as mentioned above.
The Credit Facility will be used, from time to time, for working capital needs including funding disaster relief, emergency response and recovery services and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2006, we have and we expect we will continue to periodically borrow under our Credit Facility for our working capital needs to fund the hurricane disaster recover work and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. The weighted-average interest rate on the Credit Facility was 6.68% and 6.96% for the three and six months ended February 28, 2006. As of February 28, 2006, we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $260.6 million under our Credit Facility as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit were approximately $1.1 million and $2.1 million for the three and six months ended February 28, 2006 compared to $1.8 million and $3.7 million for the three and six months ended February 28, 2005.
As of February 28, 2006, we were in compliance with the covenants contained in the Credit Facility.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	February 28,	August 31,
	2006	2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,096	$6,253
Outstanding:
Letters of credit	3,436	4,072
Short-term revolving lines of credit	26	57

Total outstanding	3,462	4,129

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,634	$2,124

Weighted-average interest rate	6.50%	6.75%
As of February 28, 2006, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $9.7 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.9% to 7.2% as of February 28, 2006. We also have a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving line of credit and term loan of $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.25% to 6.50% as of August 31, 2005.
Liquidity
Our liquidity position is impacted by cash generated from operations, customer advances on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution if not replaced by advances on new projects, our cash position will be reduced. We expect the level of cash advances as a percentage of total contract value on new EPC projects to be lower than the level that resulted in the significant advance payment received on our EPC power project in the Northeast area of the U.S. Cash is used to fund operations, capital expenditures, acquisitions, and debt service.
As of February 28, 2006, we had cash and cash equivalents of $163.8 million, which included $53.9 million of restricted and escrowed cash, and $207.9 million of availability under our $750.0 million Credit Facility to fund operations. We also have a shelf registration statement with $236.1 million available for the issuance of any combination of equity or debt securities if needed. In addition, the need for hurricane disaster recovery work have increased the amounts due from government agencies or entities owned by the U.S. Government, primarily FEMA and the U.S. Army Corps of Engineers. We anticipate that receipt of payment for these services will occur during the second half of fiscal 2006. Management believes cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under our Credit Facility, and if necessary, available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.
Cash flow for Six Months ended February 28, 2006 versus Six Months ended February 28, 2005
The following table sets forth the cash flows for the six months ended February 28, (in thousands):

	2006	2005
Cash flow provided by (used in) operations	$(182,642)	$35,630
Cash flow provided by (used in) investing	96,675	(74,654)
Cash flow provided by (used in) financing	138,118	(3,368)
Cash from consolidation of variable interest entities previously unconsolidated	1,565	—
Effect of foreign exchange rate changes on cash	(554)	(1,855)
Operating Cash Flow
Net operating cash flows decreased by $218.3 million during the six months ended February 28, 2006 compared to the same period in fiscal 2005. The decrease is due primarily to providing hurricane disaster recovery work. In executing our disaster relief work associated with Hurricanes Katrina and Rita, we have experienced payment terms with subcontractors generally shorter than historical levels reflecting a tight market for delivery of services and supplies into the disaster affected area. In contrast, we have experienced significantly slower than historical receipts for our services as final contract terms are resolved with customers and our state and local government customers await federal relief funds. The extended periods to collect payment for our services combined with a significant increase in the volume of work on these disaster relief efforts have resulted in a use of cash and reduction in operating cash flows during the fiscal year. The decrease in net operating cash flows in fiscal 2006 was also impacted by the disbursement of funds associated with one of our EPC project in the Northeast area of the U.S., which is scheduled for completion during our fiscal year 2006. Partially offsetting these decreases were cash receipts related to claims recovery of approximately $59.3 million.
Although cash flows from operations are negative through the first half of fiscal 2006, we expect operating cash flows will be positive for the full fiscal year as collections of amounts due from customers for our disaster relief, emergency response and recovery services will increase and as we begin new EPC projects which typically provide customer advances. We expect that the terms negotiated on new major EPC projects will include arrangements for significant retainage of amounts billed by us or significant other financial security in forms including performance bonds and letters of credit or a combination of retainage and other security. Our expectations may vary materially from what is actually received as the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash
Investing Cash Flows
Cash provided by investing activities increased $171.3 million from the first half of fiscal 2005 to the first half of fiscal 2006. Significant cash was deposited into restricted and escrowed cash accounts, primarily to set aside funding for our EPC project to build a combined-cycle energy plant in the Northeast area of the U.S. during the first half of fiscal 2005 as compared to significant cash received from the withdrawal of funds from restricted and escrowed cash accounts associated with completion of our EPC project to build the combined-cycle energy plant in the Northeast area of the U.S. during the first half of fiscal 2006.
Financing Cash Flows
Net financing cash flows increased $141.5 million from the first half of fiscal 2005 to the first half of fiscal 2006. Higher amounts of cash were provided by net proceeds from our revolving credit agreements during the first half of fiscal 2006 as compared to the first half of fiscal 2005.
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
During the second quarter of fiscal 2005, we entered into a guarantee agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of February 28, 2006, the maximum exposure amount has decreased to $70.1 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of February 28, 2006 and August 31, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of February 28, 2006, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of February 28, 2006, we had recorded an immaterial liability and corresponding asset related to this guarantee.
Commercial Commitments
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances, certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At February 28, 2006, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$264.1	$52.2	$138.7	$36.7	$36.5
Surety bonds	745.2	528.3	202.3	1.2	13.4

Total Commercial Commitments	$1,009.3	$580.5	$341.0	$37.9	$49.9

Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to February 28, 2006.
As of February 28, 2006 and August 31, 2005, we had total letters of credit of $264.1 million and $247.7 million, respectively. Of the amount of outstanding letters of credit at February 28, 2006, $217.0 million were issued to customers in connection with contracts. Of the $217.0 million, five customers held $146.1 million or 67% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $53.0 million. There were no draws under these letters of credit for the three and six months ended February 28, 2006.
As of February 28, 2006 and August 31, 2005, we had total surety bonds of $745.2 million and $420.8 million, respectively. However, based on our percentage of completion on contracts covered by these surety bonds, our estimated potential liability as of February 28, 2006 and August 31, 2005 was $341.0 million and $123.1 million, respectively. The $217.9 million increase is due primarily to required surety bond coverage on one of our large projects during the second fiscal quarter of 2006 as well as additional required coverage for our disaster relief, emergency response and recovery services.
Fees related to these commercial commitments were $11.0 million and $12.8 million for the three and six months ended February 28, 2006 as compared to $2.5 million and $5.4 million for the same periods in fiscal 2005 and were recorded in the accompanying condensed consolidated statements of operations.

See Note 8 to our condensed consolidated financial statements for a discussion of long-term debt, and Note 13 for a discussion of contingencies and commitments.
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), which improves the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. SFAS No. 155 will be effective for our 2008 fiscal year. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $750.0 million limit of this facility. At February 28, 2006, letters of credit of approximately $264.1 million were outstanding and long-term revolving credit loans outstanding under the Credit Facility were $173.5 million. At February 28, 2006, the interest rate on our primary Credit Facility was 6.88% with an availability of $207.9 million (see Note 8 to our condensed consolidated financial statements).
As of February 28, 2006, our variable rate debt was $171.4 million, including our outstanding borrowings under our Credit Facility with a weighted average interest rate of 6.88%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.
The estimated fair value of our long-term debt, excluding capital leases and borrowings on our Credit Facility, as of February 28, 2006 and August 31, 2005 was approximately $25.1 million and $24.0 million, respectively, based generally on the current market prices of such debt.
Foreign Currency Risk
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of February 28, 2006, we had seventeen forward exchange contracts outstanding, ten of which were designated as hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2006.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of the fiscal year ending August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 and Note 13 of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements” for a detail of our legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ending August 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value
		(b) Average Price	Shares (or Units)	of Shares or Units) that
	(a) Total	Paid per	Purchased as Part of	May Yet Be Purchased
	Number of Shares (or	Share	Publicly Announced Plans	Under the Plans or
Period	Units) Purchased	(or unit)	or Programs	Programs
December 1, 2005 to December 31, 2005	—	$—	—	—
January 1, 2006 to January 31, 2006	138 (1)	$26.80	—	—
February 1, 2006 to February 28, 2006	31 (1)	$26.36	—	—
Total	169	$26.58	—	—

(1)	Represents shares of common stock surrendered to the Company by certain employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously awarded to such employees under the 2001 Employee Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fiscal quarter ended February 28, 2006, the following matters were submitted by the Company to a vote of its security holders at the 2006 Annual Meeting of the Shareholders of the Company held on January 27, 2006.
     (1) Election of eight members to our Board of Directors, each for a one-year term;

	FOR	WITHHELD
J. M. Bernhard, Jr.	74,052,023	4,601,499
James F. Barker	74,593,024	4,060,498
L. Lane Grigsby	74,408,943	4,244,579
Daniel A. Hoffler	74,431,043	4,222,579
David W. Hoyle	74,430,476	4,223,046
Albert D. McAlister	71,198,610	7,454,912
Charles E. Roemer, III	71,354,367	7,299,155
John W. Sinders, Jr.	74,432,043	4,221,479
     (2) A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors;

For	78,544,416
Against	62,204
Abstain	46,902

     (3) A proposal to approve an amendment to our 2001 Employee Incentive Compensation Plan to increase by 4,000,000, the number of shares of our common stock reserved for issuance under the Plan; and

For	47,830,038
Against	20,994,515
Abstain	63,786
     (4) A proposal to approve the 2005 Non-Employee Director Stock Incentive Plan.

For	61,228,652
Against	7,584,737
Abstain	74,950
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibits.
3.1	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).
3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).
3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).
3.4	Composite of the Amended and Restated By-Laws of the Company, a composite including all amendments and supplements through October 16, 2003 (furnished herewith).
3.5	Supplement to Amended and Restated By-Laws of the Company dated October 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).
10.1	Amendment No. 1 dated October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2005).
10.2	Amendment No. 2 dated February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on February 28, 2006).
10.3	Employment Agreement of Gary P. Graphia dated October 14, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2005).
10.4	Employment Agreement of David P. Barry effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).
10.5	2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).
10.6	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).
10.7	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).
10.8	2001 Employee Incentive Compensation Plan (as amended and restated through January 27, 2006) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).

Exhibits.
10.9	2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006).
10.10	Fiscal year 2006 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

THE SHAW GROUP INC.
Dated: April 10, 2006	/s/ Robert L. Belk
Robert L. Belk
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
THE SHAW GROUP INC.
EXHIBIT INDEX
     Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 2006.

A. Exhibits.
3.1	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001).
3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001).
3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001).
3.4	Composite of the Amended and Restated By-Laws of the Company, a composite including all amendments and supplements through October 16, 2003 (furnished herewith).
3.5	Supplement to Amended and Restated By-Laws of the Company dated October 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended).
10.1	Amendment No. 1 dated October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2005).
10.2	Amendment No. 2 dated February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on February 28, 2006).
10.3	Employment Agreement of Gary P. Graphia dated October 14, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2005).
10.4	Employment Agreement of David P. Barry effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).
10.5	2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).
10.6	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).
10.7	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).
10.8	2001 Employee Incentive Compensation Plan (as amended and restated through January 27, 2006) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006).
10.9	2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006).
10.10	Fiscal year 2006 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).