Form 10-Q/A
period 2006-02-28
SHAW GROUP INC
filed 2006-07-10
CIK 914024

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

FORM 10-Q/A
(Amendment 1)

EXPLANATORY STATEMENT
As previously disclosed in the The Shaw Group Inc.’s (“Shaw”) Current Report on Form 8-K dated July 10, 2006, Shaw is restating its financial statements for the three month and six month periods ended February 28, 2006 to correct two accounting errors.
The first accounting error was an overstatement of revenue related to one contract accounted for under the percentage-of-completion method in our Energy and Chemicals segment. This error resulted from a clerical error in the computation of percent complete on one contract as of February 28, 2006. The effect of the restatement on the financial results is to reduce reported revenue by $2.3 million, reduce the provision for income taxes by approximately $0.8 million and reduce net income by approximately $1.5 million for the three month and six month periods ended February 28, 2006. The second accounting error resulted from our misapplication of generally accepted accounting principles (“GAAP”) related to consolidation accounting under FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” in our Environmental and Infrastructure segment. The effect of the restatement on the financial results is to increase reported minority interest losses for the three month and six month periods ended February 28, 2006 by $3.4 million ($2.0 million net of tax) and reduce net income by $2.0 million. The accompanying Condensed Consolidated Financial Statements have been restated from amounts previously reported to incorporate the effects of these corrections.
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006 initially filed with the SEC on April 10, 2006 (the “Original Filing”), is being filed to reflect the restatement of Shaw’s Condensed Consolidated Financial Statements for the three month and six month periods ended February 28, 2006. For a more detailed description of this restatement, see Note 1, “General Information,” to the accompanying Notes to Condensed Consolidated Financial Statements.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. Accordingly, the Amendment should be read in conjunction with Shaw’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Part I — Financial Information
Item 1. — Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
ASSETS

	February 28, 2006 Restated (Unaudited)	August 31, 2005

Current assets:
Cash and cash equivalents	$109,941	$56,779
Restricted and escrowed cash	53,908	171,900
Accounts receivable, including retainage, net	577,543	418,035
Inventories	97,091	97,684
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	758,483	395,124
Deferred income taxes	55,401	85,500
Prepaid expenses and other current assets	50,972	42,931

Total current assets	1,703,339	1,267,953
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	38,910	34,871
Property and equipment, less accumulated depreciation of $153,753 at February 28, 2006 and $142,051 at August 31, 2005	158,575	157,536
Goodwill	505,145	506,453
Other assets	110,986	116,975

	$2,516,955	$2,083,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$591,992	$326,976
Accrued liabilities	171,221	163,651
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	235,008	274,198
Contract liability adjustments	5,148	6,936
Deferred revenue — prebilled	9,125	8,357
Current maturities of long-term debt	5,913	4,135
Short-term revolving lines of credit	9,714	6,367
Current portion of obligations under capital leases	1,546	1,854

Total current liabilities	1,029,667	792,474
Long-term revolving line of credit	173,450	40,850
Long-term debt, less current maturities	21,007	21,718
Obligations under capital leases, less current portion	2,617	2,973
Deferred income taxes	17,051	21,518
Other liabilities	44,063	44,462
Minority interests	4,245	15,240
Shareholders’ equity:
Common stock, no par value, 85,646,199 and 84,289,004 shares issued, respectively; and 80,256,258 and 78,957,349 shares outstanding, respectively	1,041,262	1,023,603
Retained earnings	318,363	263,812
Accumulated other comprehensive loss	(33,295)	(31,752)
Unearned stock-based compensation	—	(11,197)
Treasury stock, 5,389,941 shares and 5,331,655 shares, respectively	(101,475)	(99,913)

Total shareholders’ equity	1,224,855	1,144,553

	$2,516,955	$2,083,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006 Restated	2005	2006 Restated	2005
Revenues	$1,242,539	$747,631	$2,380,618	$1,556,157
Cost of revenues	1,144,870	681,054	2,175,104	1,415,469

Gross profit	97,669	66,577	205,514	140,688
General and administrative expenses	55,555	45,796	109,932	90,984

Operating income	42,114	20,781	95,582	49,704
Interest expense	(4,971)	(9,692)	(8,364)	(19,345)
Interest income	1,732	1,413	3,479	2,451
Foreign currency transaction gain (loss), net	(129)	(996)	817	(2,158)
Other income (expense), net	722	2,372	(880)	817

	(2,646)	(6,903)	(4,948)	(18,235)

Income before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	39,468	13,878	90,634	31,469
Provision for income taxes	15,008	4,686	33,172	10,915

Income before minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	24,460	9,192	57,462	20,554
Minority interest, net of income taxes	(2,706)	(1,393)	(3,813)	(1,537)
Earnings (loss) from unconsolidated entities, net of income taxes	(1)	1,869	1,137	2,127

Income from continuing operations	21,753	9,668	54,786	21,144
Income (loss) from and impairment of discontinued operations, net of income taxes	85	(420)	(235)	(883)

Net income	$21,838	$9,248	$54,551	$20,261

Net income per common share:
Basic:
Income from continuing operations	$0.28	$0.15	$0.70	$0.33
Income (loss) from and impairment of discontinued operations, net of income taxes	—	—	—	(0.01)

Net income	$0.28	$0.15	$0.70	$0.32

Diluted:
Income from continuing operations	$0.27	$0.14	$0.68	$0.32
Income (loss) from and impairment of discontinued operations, net of income taxes	—	—	—	(0.01)

Net income	$0.27	$0.14	$0.68	$0.31

Weighted average shares outstanding:
Basic	78,734	63,427	78,412	63,351
Diluted:
Stock options	1,609	924	1,342	696
LYONs Convertible Debt	10	—	10	—
Restricted stock	285	1,058	283	1,017

Total	80,638	65,409	80,047	65,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	February 28,
	2006 Restated	2005
Cash flows provided by (used in) operating activities:
Net income	$54,551	$20,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,162	15,569
Income (loss) from and impairment of discontinued operations, net of taxes	235	883
Provision for deferred income taxes	26,032	8,267
Stock-based compensation expense	8,146	1,949
Accretion of interest on discounted long-term debt	21	185
Amortization of deferred debt issue costs	454	2,272
Amortization of contract adjustments	(1,788)	(7,240)
Earnings from unconsolidated entities, net of tax	(1,137)	(2,127)
Foreign currency transaction (gains) losses, net	(817)	2,158
Gain (loss) on sale of businesses, net	183	(264)
Minority interest, net of taxes	3,813	1,537
Distributions from unconsolidated entities	816	1,639
(Increase) decrease in receivables	(151,695)	17,887
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(353,484)	18,646
(Increase) decrease in prepaid expenses	(6,899)	(2,117)
Increase (decrease) in accounts payable	240,704	(35,422)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(38,483)	(10,418)
Other operating activities, net	18,333	1,965

Net cash provided by (used in) operating activities	(184,853)	35,630

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(18,263)	(10,953)
Investments in and advances to unconsolidated entities and joint ventures	(3,818)	(12,450)
Distributions from unconsolidated entities	1,738	994
Acquisition costs	(2,143)	—
Proceeds from sale of property and equipment	1,239	478
Proceeds from sale of businesses, net	650	13,023
Purchases of businesses	(720)	—
Cash received from restricted and escrowed cash	129,206	95,136
Cash deposited into restricted and escrowed cash	(11,214)	(160,882)

Net cash provided by (used in) investing activities	96,675	(74,654)

Cash flows provided by (used in) financing activities:
Repayment of debt and capital leases	$(1,835)	$(4,096)
Payments for financed insurance premiums	(5,708)	(5,917)
Return of capital to joint venture partner	(4,685)	—
Proceeds from issuance of debt	11	6,036
Deferred credit costs	(1,552)	(771)
Issuance of common stock	15,937	1,404
Tax benefits from exercises of stock options	2,211	—
Proceeds from revolving credit agreements	692,803	12,749
Repayments of revolving credit agreements	(556,853)	(12,773)

Net cash provided by (used in) financing activities	140,329	(3,368)

Cash from consolidation of joint venture entity previously unconsolidated	1,565	—
Effects of foreign exchange rate changes on cash	(554)	(1,855)

Net change in cash and cash equivalents	53,162	(44,247)
Cash and cash equivalents — beginning of year	56,779	102,351

Cash and cash equivalents — end of period	$109,941	$58,104

Non-cash investing and financing activities:
Issuance of restricted stock	$13,317	$9,150

Financed insurance premiums	$7,483	$8,663

Joint venture partner’s transfer of member’s equity as payment of note	$10,025	$—

Common stock received from employees to satisfy employee related payroll taxes	$1,561	$—

Assets acquired under capital leases	$430	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006 Restated	2005	2006 Restated	2005
Revenues:
E&I	$629,515	$252,022	$1,187,059	$563,677
E&C	327,222	292,643	651,779	565,738
Maintenance	216,443	157,897	412,063	342,503
F&M	69,359	45,069	129,717	84,239

Total consolidated revenues	$1,242,539	$747,631	$2,380,618	$1,556,157

Intersegment revenues:
E&I	$1,316	$578	$1,743	$810
E&C	375	55	455	252
Maintenance	11	1,097	3,264	2,023
F&M	6,128	7,599	18,201	17,041

Total intersegment revenues	$7,830	$9,329	$23,663	$20,126

Gross profit:
E&I	$58,034	$20,002	$123,230	$62,376
E&C	12,897	27,742	35,256	49,499
Maintenance	11,648	8,118	19,672	9,962
F&M	15,090	10,715	27,356	18,851

Total gross profit	$97,669	$66,577	$205,514	$140,688

Gross profit percentage:
E&I	9.2%	7.9%	10.4%	11.1%
E&C	3.9	9.5	5.4	8.7
Maintenance	5.4	5.1	4.8	2.9
F&M	21.8	23.8	21.1	22.4
Total gross profit percentage	7.9	8.9	8.6	9.0

Income before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations:
E&I	$40,461	$6,188	$86,564	$30,089
E&C	3,595	18,445	18,830	29,009
Maintenance	9,108	5,745	14,430	5,593
F&M	10,354	4,283	18,108	7,826
Corporate items and eliminations	(24,050)	(20,783)	(47,298)	(41,048)

Total income before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	$39,468	$13,878	$90,634	$31,469

	February 28,	August 31,
	2006 Restated	2005
Segment Assets:
E&I	$978,446	$656,188
E&C	600,881	692,105
Maintenance	94,181	73,741
F&M	321,934	309,322
Corporate	604,757	406,497

Total segment assets	2,600,199	2,137,853
Elimination of intercompany receivables	(10,857)	(11,815)
Income taxes not allocated to segments	(72,387)	(42,250)

Total consolidated assets	$2,516,955	$2,083,788

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
Reclassification of Prior Periods
Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation. The August 31, 2005 balance sheet reflects an increase of $13.1 million in cash and cash equivalents, $7.7 million in accrued liabilities and $3.6 million in accounts payable to reflect outstanding checks on certain bank accounts in a manner consistent with the February 28, 2006 condensed consolidated balance sheet presentation. This adjustment is also reflected as an increase of $19.5 million in cash and cash equivalents and an increase in the change in other operating activities, net of $5.9 million in the February 28, 2005 condensed consolidated statement of cash flows to present it in a manner consistent with the February 28, 2006 condensed consolidated statement of cash flow presentation.
Restatement of Financial Statements
On July 10, 2006, Shaw filed a Current Report on Form 8-K discussing its intentions to restate its financial statements for the for the three month and six month periods ended February 28, 2006 to correct two accounting errors.
The first accounting error was an overstatement of revenue related to one contract accounted for under the percentage-of-completion method in the Energy and Chemicals segment. This error resulted from a clerical error in the computation of percent complete on one contract as of February 28, 2006. The effect of the restatement on the financial results is to reduce reported revenue by $2.3 million for the three and six months ended February 28, 2006, with a corresponding increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts as of February 28, 2006. In addition, there is a decrease in the provision for income taxes by approximately $0.8 million for the same periods, as well as a corresponding increase in current deferred tax assets as of February 28, 2006. As a result, the effect of the restatement is to reduce net income by approximately $1.5 million for the three and six months ended February 28, 2006.
The second accounting error resulted from a subsidiary’s misapplication of GAAP related to consolidation accounting under FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” in the Environmental and Infrastructure segment. The misapplication of the accounting guidance in FIN 46 led to a misallocation of minority interest expense on the income statement. The effect of the restatement on the financial results is to increase reported minority interest losses for the three month and six month periods ended February 28, 2006 by $3.4 million ($2.0 million net of income taxes), with a related increase in minority interest liability of approximately $2.4 million and an increase in current deferred tax assets by approximately $0.4 million as of February 28, 2006.
A summary of the effects of these changes on our net income and earnings per share for the three month period ended February 28, 2006 is as follows: net income decreased from $25.3 million to $21.8 million; basic net income per common share decreased from $0.32 to $0.28; and diluted net income from per common share decreased from $0.31 to $0.27.
For the six month period ended February 28, 2006, the effects of these changes on our net income and earnings per share are as follows: net income decreased from $58.0 million to $54.6 million: basic net income per common share decreased from $0.74 to $0.70; and diluted net income per common share decreased from $0.72 to $0.68.
The restatement also affects amounts disclosed in Notes 7, 9, 12, & 20 to the accompanying Condensed Consolidated Financial Statements.
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
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), we are required to report excess tax benefits from the award of equity instruments as financing cash flows. For the six months ended February 28, 2006, $2.2 million of tax benefits were reported as financing cash flows rather than operating cash flows.
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

Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, of those VIEs for which we are the primary beneficiary, and therefore consolidate, and the total assets and liabilities before intercompany eliminations of those VIEs of which we are not the primary beneficiary, and therefore do not consolidate (in thousands):

	February 28,
	2006	August 31,
	Restated	2005
Primary Beneficiary:
Total assets	$89,146	$96,150
Total liabilities	65,135	48,591
Not Primary Beneficiary:
Total assets	$948,908	$897,380
Total liabilities	828,946	814,023
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

Note 9 — Comprehensive Income and Hedging Activities
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	February 28,
	2006 Restated	2005
Net income	$21,838	$9,248
Foreign currency translation adjustments:
Unrealized translation adjustment gains, net	104	158
Change in unrealized net gains on hedging activities, net of taxes	20	—

Total comprehensive income	$21,962	$9,406

	Six Months Ended
	February 28,
	2006 Restated	2005
Net income	$54,551	$20,261
Foreign currency translation adjustments:
Unrealized translation adjustment (losses), net	(1,601)	2,460
Plus: reclassification adjustment for realized losses included in net income	—	495
Change in unrealized net (losses) gains on hedging activities, net of taxes	57	(178)

Total comprehensive income	$53,007	$23,038

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
See Note 3 for a discussion of other claims, unapproved change orders and project uncertainties.
Note 12— Income Taxes
The components of our deferred tax position are as follows (in thousands):

	February 28,	August 31,
	2006 Restated	2005
Assets:
Deferred tax assets	$126,668	$149,363
Less: valuation allowance	(24,651)	(25,712)

Total assets	102,015	123,651
Liabilities:
Deferred tax liabilities	(63,667)	(59,669)

Net deferred tax assets	$38,350	$63,982

Our effective tax rate for the three and six months ended February 28, 2006 was 38.0% and 36.6%, respectively, while our effective tax rate for the three and six months ended February 28, 2005 was 33.8% and 34.7%, respectively.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	Restated	Restated	Restated	Restated	Restated
	As of February 28, 2006

Current assets	$705,389	$825,144	$211,085	$(38,279)	$1,703,339
Intercompany long-term receivables	240	46,916	871	(48,027)	—
Investments in subsidiaries and joint ventures	792,683	123,025	5,753	(882,551)	38,910
Property and equipment, net	28,974	101,653	27,948	—	158,575
Other assets	28,287	563,784	31,072	(7,012)	616,131

Total Assets	$1,555,573	$1,660,522	$276,729	$(975,869)	$2,516,955

Current liabilities	$94,745	$813,190	$160,487	$(38,755)	$1,029,667
Intercompany long-term debt	42,801	872	4,354	(48,027)	—
Long-term revolving line of credit	173,450	—	—	—	173,450
Long-term debt and capital leases	15,052	2,617	5,955	—	23,624
Other non-current liabilities	4,670	35,205	28,251	(7,012)	61,114
Minority interest obligation	—	—	—	4,245	4,245
Shareholders’ Equity	1,224,855	808,638	77,682	(886,320)	1,224,855

Total Liabilities & Shareholders’ Equity	$1,555,573	$1,660,522	$276,729	$(975,869)	$2,516,955

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2005

Current assets	$948,096	$221,955	$131,150	$(33,248)	$1,267,953
Intercompany long-term receivables	240	484,291	9,708	(494,239)	—
Investments in subsidiaries and joint ventures	739,737	132,114	6,251	(843,231)	34,871
Property and equipment, net	30,805	98,756	27,975	—	157,536
Other assets	18,375	560,281	44,772	—	623,428

Total Assets	$1,737,253	$1,497,397	$219,856	$(1,370,718)	$2,083,788

Current liabilities	$50,482	$703,944	$71,828	$(33,780)	$792,474
Intercompany long-term debt	476,429	9,708	8,102	(494,239)	—
Long-term revolving line of credit	40,850	—	—	—	40,850
Long-term debt and capital leases	15,040	2,977	6,674	—	24,691
Other non-current liabilities	9,899	28,620	27,461	—	65,980
Minority interest obligation	—	—	—	15,240	15,240
Shareholders’ Equity	1,144,553	752,148	105,791	(857,939)	1,144,553

Total Liabilities & Shareholders’ Equity	$1,737,253	$1,497,397	$219,856	$(1,370,718)	$2,083,788

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
				and
	Parent	Guarantor	Non-	Consolidation
	Only	Subsidiaries	Guarantor	Entries	Consolidated
	Restated	Restated	Subsidiaries	Restated	Restated
	For the Three Months Ended February 28, 2006
Revenues	$—	$1,176,674	$83,301	$(17,436)	$1,242,539
Cost of revenues	—	1,085,607	76,372	(17,109)	1,144,870

Gross profit	—	91,067	6,929	(327)	97,669
General and administrative expenses	19,912	32,557	3,506	(420)	55,555

Operating income (loss)	(19,912)	58,510	3,423	93	42,114
Other income (expense)	19,912	(21,688)	(777)	(93)	(2,646)
Equity in earnings (loss) of subsidiaries	21,838	1,205	—	(23,043)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income from discontinued operations	21,838	38,027	2,646	(23,043)	39,468
Provision (benefit) for income taxes	—	14,781	227	—	15,008

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and income from discontinued operations	21,838	23,246	2,419	(23,043)	24,460
Minority interest, net of income taxes	—	—	—	(2,706)	(2,706)
Earnings (loss) from unconsolidated entities, net of income taxes	—	334	(335)	—	(1)

Income (loss) from continuing operations	21,838	23,580	2,084	(25,749)	21,753
Income from discontinued operations, net of income taxes	—	85	—	—	85

Net income (loss)	$21,838	$23,665	$2,084	$(25,749)	$21,838

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended February 28, 2005
Revenues	$—	$717,305	$41,982	$(11,656)	$747,631
Cost of revenues	—	659,930	32,990	(11,866)	681,054

Gross profit	—	57,375	8,992	210	66,577
General and administrative expenses	12,237	29,020	4,518	21	45,796

Operating income (loss)	(12,237)	28,355	4,474	189	20,781
Other income (expense)	12,237	(18,588)	(363)	(189)	(6,903)
Equity in earnings (loss) of subsidiaries	9,248	(227)	—	(9,021)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	9,248	9,540	4,111	(9,021)	13,878
Provision (benefit) for income taxes	—	6,401	(1,715)	—	4,686

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	9,248	3,139	5,826	(9,021)	9,192
Minority interest, net of income taxes	—	—	5	(1,398)	(1,393)
Earnings (loss) from unconsolidated entities, net of income taxes	—	2,380	(511)	—	1,869

Income (loss) from continuing operations	9,248	5,519	5,320	(10,419)	9,668
Loss from discontinued operations, net of income taxes	—	(52)	(368)	—	(420)

Net income (loss)	$9,248	$5,467	$4,952	$(10,419)	$9,248

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
				and
	Parent	Guarantor	Non-	Consolidation
	Only	Subsidiaries	Guarantor	Entries	Consolidated
	Restated	Restated	Subsidiaries	Restated	Restated
	For the Six Months Ended February 28, 2006
Revenues	$—	$2,272,759	$133,787	$(25,928)	$2,380,618
Cost of revenues	—	2,073,611	127,050	(25,557)	2,175,104

Gross profit	—	199,148	6,737	(371)	205,514
General and administrative expenses	40,006	64,319	6,117	(510)	109,932

Operating income (loss)	(40,006)	134,829	620	139	95,582
Other income (expense), net	40,006	(43,233)	(1,582)	(139)	(4,948)
Equity in earnings (loss) of subsidiaries	54,551	(5,027)	—	(49,524)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	54,551	86,569	(962)	(49,524)	90,634
Provision (benefit) for income taxes	—	32,657	515	—	33,172

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	54,551	53,912	(1,477)	(49,524)	57,462
Minority interest, net of income taxes	—	—	—	(3,813)	(3,813)
Earnings (loss) from unconsolidated entities, net of income taxes	—	1,734	(597)	—	1,137

Income (loss) from continuing operations	54,551	55,646	(2,074)	(53,337)	54,786
Loss from discontinued operations, net of income taxes	—	(235)	—	—	(235)

Net income (loss)	$54,551	$55,411	$(2,074)	$(53,337)	$54,551

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended February 28, 2005
Revenues	$—	$1,483,664	$87,085	$(14,592)	$1,556,157
Cost of revenues	—	1,358,974	71,495	(15,000)	1,415,469

Gross profit	—	124,690	15,590	408	140,688
General and administrative expenses	24,685	59,173	7,136	(10)	90,984

Operating income (loss)	(24,685)	65,517	8,454	418	49,704
Other income (expense), net	24,660	(41,363)	(1,114)	(418)	(18,235)
Equity in earnings (loss) of subsidiaries	20,261	(246)	—	(20,015)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	20,236	23,908	7,340	(20,015)	31,469
Provision (benefit) for income taxes	32	14,232	(3,349)	—	10,915

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and loss from or impairment of discontinued operations	20,204	9,676	10,689	(20,015)	20,554
Minority interest, net of income taxes	—	—	5	(1,542)	(1,537)
Earnings (loss) from unconsolidated entities, net of income taxes	57	2,846	(776)	—	2,127

Income (loss) from continuing operations	20,261	12,522	9,918	(21,557)	21,144
Loss from discontinued operations, net of income taxes	—	(819)	(64)	—	(883)

Net income (loss)	$20,261	$11,703	$9,854	$(21,557)	$20,261

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
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q/A that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
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

Selected summary financial information for our operating segments, for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006 Restated	2005	2006 Restated	2005
Revenues:
E&I	$629.5	$252.0	$1,187.0	$563.7
E&C	327.2	292.6	651.8	565.7
Maintenance	216.4	157.9	412.1	342.5
F&M	69.4	45.1	129.7	84.3

Total revenue	$1,242.5	$747.6	$2,380.6	$1,556.2

Gross profit:
E&I	$58.0	$20.0	$123.2	$62.3
E&C	12.9	27.7	35.3	49.5
Maintenance	11.7	8.1	19.7	10.0
F&M	15.1	10.8	27.3	18.9

Total gross profit	$97.7	$66.6	$205.5	$140.7

Gross profit percentage:
E&I	9.2%	7.9%	10.4%	11.1%
E&C	3.9	9.5	5.4	8.7
Maintenance	5.4	5.1	4.8	2.9
F&M	21.8	23.8	21.1	22.4
Total gross profit percentage	7.9	8.9	8.6	9.0
The following table presents our revenues by industry sector:

	Three Months Ended				Six Months Ended
	February 28,				February 28,
	2006 Restated		2005		2006 Restated		2005
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$629.5	51%	$252.0	34%	$1,187.0	50%	$563.7	36%
Energy
E&C	194.6	16	188.7	25	401.1	17	374.4	24
Maintenance	101.6	8	105.1	14	223.4	9	242.9	15
F&M	13.4	1	22.4	3	25.8	1	39.2	3
Chemical
E&C	127.8	10	98.5	13	235.8	10	181.1	12
Maintenance	114.8	9	49.0	7	187.9	8	95.3	6
F&M	33.1	3	17.8	2	67.3	3	30.7	2
Other Industries
E&C	4.8	—	5.4	1	14.9	1	10.2	1
Maintenance	—	—	3.8	—	0.8	—	4.3	—
F&M	22.9	2	4.9	1	36.6	1	14.4	1

Total revenue	$1,242.5	100%	$747.6	100%	$2,380.6	100%	$1,556.2	100%

The following table presents our revenues by geographic region:

	Three Months Ended				Six Months Ended
	February 28,				February 28,
	2006 Restated		2005		2006 Restated		2005
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,124.0	90%	$641.5	86%	$2,181.5	92%	$1,340.6	86%
Asia/Pacific Rim	45.9	4	58.4	8	77.6	4	118.6	8
Middle East	46.0	4	21.6	3	71.6	3	46.3	3
Canada	3.4	—	3.0	—	6.7	—	5.3	—
Europe	14.6	1	13.1	2	30.7	1	25.1	2
South America and Mexico	5.2	1	5.2	1	6.6	—	12.7	1
Other	3.4	—	4.8	—	5.9	—	7.6	—

Total revenue	$1,242.5	100%	$747.6	100%	$2,380.6	100%	$1,556.2	100%

Our backlog by segment is as follows:

	February 28, 2006		August 31, 2005
	(In Millions)%		(In Millions)%
E&I	$2,669.7	35%	$2,244.6	34%
E&C	3,640.3	48	3,099.9	46
Maintenance	1,143.1	15	1,227.9	18
F&M	125.7	2	130.0	2

Total backlog	$7,578.8	100%	$6,702.4	100%

Our backlog by industry sector is as follows:

	February 28, 2006		August 31, 2005
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,669.7	35%	$2,244.6	34%
Energy
Nuclear:
E&C	70.4	1	85.4	1
Maintenance	825.6	11	877.2	13
Fossil Fuel:
E&C	2,142.7	28	1,860.2	28
Maintenance	71.3	1	92.8	1
Other:
E&C	44.0	—	28.1	—
F&M	68.3	1	55.5	1
Chemical:
E&C	1,383.2	19	1,126.2	17
Maintenance	246.2	3	257.8	4
F&M	33.3	1	40.4	1
Other:
Maintenance	—	—	0.1	—
F&M	24.1	—	34.1	—

Total backlog	$7,578.8	100%	$6,702.4	100%

	February 28, 2006		August 31, 2005
Status of Contract	(In Millions)%		(In Millions)%
Signed contracts and commitments	$6,606.9	87%	$5,194.3	77%
Letters of intent	971.9	13	1,508.1	23

Total backlog	$7,578.8	100%	$6,702.4	100%

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
E&C Segment
Revenues
The increase of $34.6 million or 12% and $86.1 million or 15% in segment revenues for the three and six months ended February 28, 2006, respectively, as compared to the three and six months ended February 28, 2005, respectively, is primarily attributable to:
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
Gross Profit and Gross Profit Percentage
Gross profit for the three and six months ended February 28, 2006 was $12.9 million or 3.9% and $35.3 million or 5.4% compared to $27.7 million or 9.5% and $49.5 million or 8.7%, respectively, for the three and six months ended February 28, 2005. Gross profit and gross profit percentage decreases are primarily due to reductions in gross profit estimates on three clean fuels projects which generated $12.8 million and $22.0 million in negative gross profit during the three and six months ended February 28, 2006, respectively.

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
Cash flow for Six Months ended February 28, 2006 versus Six Months ended February 28, 2005
The following table sets forth the cash flows for the six months ended February 28, (in thousands):

	2006	2005
Cash flow provided by (used in) operations	$(184,853)	$35,630
Cash flow provided by (used in) investing	96,675	(74,654)
Cash flow provided by (used in) financing	140,329	(3,368)
Cash from consolidation of variable interest entities previously unconsolidated	1,565	—
Effect of foreign exchange rate changes on cash	(554)	(1,855)
Operating Cash Flow
Net operating cash flows decreased by $220.5 million during the six months ended February 28, 2006 compared to the same period in fiscal 2005. The decrease is due primarily to providing hurricane disaster recovery work. In executing our disaster relief work associated with Hurricanes Katrina and Rita, we have experienced payment terms with subcontractors generally shorter than historical levels reflecting a tight market for delivery of services and supplies into the disaster affected area. In contrast, we have experienced significantly slower than historical receipts for our services as final contract terms are resolved with customers and our state and local government customers await federal relief funds. The extended periods to collect payment for our services combined with a significant increase in the volume of work on these disaster relief efforts have resulted in a use of cash and reduction in operating cash flows during the fiscal year. The decrease in net operating cash flows in fiscal 2006 was also impacted by the disbursement of funds associated with one of our EPC project in the Northeast area of the U.S., which is scheduled for completion during our fiscal year 2006. Partially offsetting these decreases were cash receipts related to claims recovery of approximately $59.3 million.
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
Financing Cash Flows
Net financing cash flows increased $143.7 million from the first half of fiscal 2005 to the first half of fiscal 2006. Higher amounts of cash were provided by net proceeds from our revolving credit agreements during the first half of fiscal 2006 as compared to the first half of fiscal 2005.
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
ITEM 4. — CONTROLS AND PROCEDURES (as restated)
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
In the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the most recent fiscal quarter reported on herein, our disclosure controls and procedures were effective. However, in connection with the additional review preparing the restated condensed consolidated financial statements included in the Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer further evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of February 28, 2006.
During the third quarter, we discovered that the recognition of revenue on one contract accounted for under the percentage-of-completion method was overstated due to a clerical error in the computation. The error occurred because a key control, the review of the calculation, that would have detected the overstatement did not operate correctly. In addition, we misapplied GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary. The appropriate accounting personnel did not identify the misapplication of the accounting guidance in FIN 46(R), which led to a misallocation of minority interest losses on the income statement, resulting in an overstatement of net income. The Company’s condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006 have been restated to correct these two errors described above, as summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements as Restated appearing in this Form 10-Q/A.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of the fiscal year ending August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management and the Audit Committee are currently evaluating the remediation steps necessary to address the two material weaknesses discussed above. Subsequent to February 28, 2006, we have initiated an assessment of our internal controls to determine the recommendations to be presented to our Chief Executive Officer, Chief Financial Officer and the Audit Committee in order to remediate these two material weaknesses.

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

THE SHAW GROUP INC.
Dated: July 10, 2006	/s/ Robert L. Belk
Robert L. Belk
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
THE SHAW GROUP INC.
EXHIBIT INDEX
     Form 10-Q/A Quarterly Report for the Quarterly Period ended February 28, 2006.

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