Form 10-Q
period 2006-05-31
SHAW GROUP INC
filed 2006-07-10
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
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
Common stock, no par value, 80,414,083 shares outstanding as of July 4, 2006.

FORM 10-Q

Part I — Financial Information Item 1. — Financial Statements
Condensed Consolidated Balance Sheets — May 31, 2006 and August 31, 2005	3
Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended May 31, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended May 31, 2006 and 2005	5-6
Summary of Operating Segments	7
Notes to Condensed Consolidated Financial Statements	8-30
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-46
Item 3. — Quantitative and Qualitative Disclosures About Market Risk	46-47
Item 4. — Controls and Procedures	47
Part II — Other Information
Item 1. — Legal Proceedings	47
Item 1A. — Risk Factors	47
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. — Defaults Upon Senior Securities	47
Item 4. — Submission of Matters to a Vote of Security Holders	48
Item 5. — Other Information	48
Item 6. — Exhibits and Reports on Form 8-K	49
Signatures
Exhibit Index
Amendment No. 3 - $450,000,000 Credit Agreement
Employment Agreement
2001 Employee Incentive Compensation Plan
Form of Non-Qualified Stock Option Agreement
Form of Incentive Stock Option Agreement
2005 Non-Employee Director Stock Incentive Plan
Form of Phantom Stock Agreement
Certificate Pursuant to Section 302
Certificate Pursuant to Section 302
Certificate Pursuant to Section 906
Certificate Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,
	2006	August 31,
	(Unaudited)	2005
ASSETS

Current assets:
Cash and cash equivalents	$117,619	$56,779
Restricted and escrowed cash	19,701	171,900
Accounts receivable, including retainage, net	714,226	418,035
Inventories	101,035	97,684
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	628,085	395,124
Deferred income taxes	58,517	85,500
Prepaid expenses and other current assets	53,670	42,931

Total current assets	1,692,853	1,267,953
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	44,912	34,871
Property and equipment, less accumulated depreciation of $160,349 at May 31, 2006 and $142,051 at August 31, 2005	172,319	157,536
Goodwill	506,310	506,453
Other assets	119,534	116,975

	$2,535,928	$2,083,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$527,373	$326,976
Accrued liabilities	206,018	163,651
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	249,034	274,198
Contract liability adjustments	4,255	6,936
Deferred revenue — prebilled	12,137	8,357
Current maturities of long-term debt	6,541	4,135
Short-term revolving lines of credit	5,786	6,367
Current portion of obligations under capital leases	2,005	1,854

Total current liabilities	1,013,149	792,474
Long-term revolving line of credit	226,397	40,850
Long-term debt, less current maturities	21,533	21,718
Obligations under capital leases, less current portion	3,604	2,973
Deferred income taxes	7,056	21,518
Other liabilities	47,037	44,462
Minority interests	386	15,240
Shareholders’ equity:
Common stock, no par value, 85,803,645 and 84,289,004 shares issued, respectively; and 80,414,241 and 78,957,349 shares outstanding, respectively	1,049,340	1,023,603
Retained earnings	301,690	263,812
Accumulated other comprehensive loss	(32,775)	(31,752)
Unearned stock-based compensation	—	(11,197)
Treasury stock, 5,390,478 shares and 5,331,655 shares, respectively	(101,489)	(99,913)

Total shareholders’ equity	1,216,766	1,144,553

	$2,535,928	$2,083,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenues	$1,226,114	$891,017	$3,606,732	$2,447,174
Cost of revenues	1,193,231	812,150	3,368,335	2,227,619

Gross profit	32,883	78,867	238,397	219,555
General and administrative expenses	52,320	49,575	162,252	140,559

Operating income (loss)	(19,437)	29,292	76,145	78,996

Interest expense	(4,897)	(7,338)	(13,261)	(26,683)
Loss on retirement of debt	—	(47,772)	—	(47,772)
Interest income	794	1,338	4,273	3,789
Foreign currency transaction gain (loss), net	(1,735)	2,572	(918)	414
Other income (expense), net	589	476	(291)	1,293

	(5,249)	(50,724)	(10,197)	(68,959)

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	(24,686)	(21,432)	65,948	10,037
Provision (benefit) for income taxes	(11,805)	(813)	21,367	10,102

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	(12,881)	(20,619)	44,581	(65)
Minority interest, net of income taxes	(3,435)	(1,190)	(7,248)	(2,727)
Earnings (loss) from unconsolidated entities, net of income taxes	(463)	616	674	2,743

Income (loss) from continuing operations	(16,779)	(21,193)	38,007	(49)
Income (loss) from and impairment of discontinued operations, net of income taxes	106	(556)	(129)	(1,439)

Net income (loss)	$(16,673)	$(21,749)	$37,878	$(1,488)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.21)	$(0.30)	$0.48	$—
Income (loss) from and impairment of discontinued operations, net of income taxes	—	(0.01)	—	(0.02)

Net income (loss)	$(0.21)	$(0.31)	$0.48	$(0.02)

Diluted:
Income (loss) from continuing operations	$(0.21)	$(0.30)	$0.47	$—
Income (loss) from and impairment of discontinued operations, net of income taxes	—	(0.01)	—	(0.02)

Net income (loss)	$(0.21)	$(0.31)	$0.47	$(0.02)

Weighted average shares outstanding:
Basic	79,121	70,254	78,648	65,651
Diluted:
Stock options	—	—	1,324	—
LYONs Convertible Debt	—	—	10	—
Restricted stock	—	—	310	—

Total	79,121	70,254	80,292	65,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	May 31,
	2006	2005

Cash flows provided by (used in) operating activities:
Net income (loss)	$37,878	$(1,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,453	23,290
Loss from and impairment of discontinued operations, net of taxes	129	1,439
Provision for deferred income taxes	12,521	2,054
Stock-based compensation expense	13,079	3,586
Provision for uncollectible accounts	7,951	2,004
Accretion of interest on discounted long-term debt	32	253
Amortization of deferred debt issue costs	763	3,139
Amortization of contract adjustments	(2,681)	(9,150)
Earnings (losses) from unconsolidated entities, net of tax	(674)	(2,743)
Foreign currency transaction (gains) losses, net	918	(414)
Loss on retirement of debt	—	47,772
Gain (loss) on sale of businesses, net	183	22
Minority interest, net of taxes	7,248	2,727
Distributions from unconsolidated entities	1,921	3,503
Write-off of claims receivable from Wolf Hollow	48,155	—
(Increase) decrease in receivables	(292,758)	37,196
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(269,009)	9,389
Increase in prepaid expenses	(7,096)	(584)
(Increase) decrease in other current assets	8,712	(7,083)
(Increase) decrease in other assets	(11,012)	3,644
Increase (decrease) in accounts payable	175,051	(32,480)
Increase in accrued liabilities	37,185	9,679
Decrease in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(28,734)	(28,568)
Other operating activities, net	(2,965)	(4,195)

Net cash provided by (used in) operating activities	(238,750)	62,992
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(34,015)	(20,474)
Investments in and advances to unconsolidated entities and joint ventures	(10,325)	(12,887)
Distributions from unconsolidated entities	1,738	3,632
Acquisition costs	(2,164)	—
Proceeds from sale of property and equipment	4,462	923
Proceeds from sale of businesses, net	650	13,916
Purchases of businesses	(720)	—
Cash received from restricted and escrowed cash	177,358	159,532
Cash deposited into restricted and escrowed cash	(25,159)	(286,767)

Net cash provided by (used in) investing activities	111,825	(142,125)
Continued

	Nine Months Ended
	May 31,
	2006	2005

Cash flows provided by (used in) financing activities:
Repayment of debt and capital leases	$(2,694)	$(278,818)
Payments for financed insurance premiums	(8,226)	(8,829)
Return of capital to joint venture partner	(11,285)	—
Proceeds from issuance of debt	1,500	6,036
Deferred credit costs	(2,077)	(4,216)
Issuance of common stock	18,451	262,595
Tax benefits from stock based compensation	2,449	—
Proceeds from revolving credit agreements	1,088,129	139,367
Repayments of revolving credit agreements	(903,163)	(98,515)

Net cash provided by financing activities	183,084	17,620

Cash from consolidation of joint venture entity previously unconsolidated	2,098	1,343
Effects of foreign exchange rate changes on cash	2,583	(1,029)

Net change in cash and cash equivalents	60,840	(61,199)
Cash and cash equivalents — beginning of year	56,779	102,351

Cash and cash equivalents — end of period	$117,619	$41,152

Non-cash investing and financing activities:
Issuance of restricted stock	$13,317	$9,290

Financed insurance premiums	$10,068	$11,033

Joint venture partner’s transfer of member’s equity as payment of note	$10,025	$—

Common stock received from employees to satisfy employee related payroll taxes	$1,576	$—

Assets acquired under capital leases	$2,324	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenues:
E&I	$513,419	$273,282	$1,700,478	$836,959
E&C	343,828	327,692	995,607	893,430
Maintenance	295,778	235,571	707,841	578,074
F&M	73,089	54,472	202,806	138,711

Total consolidated revenues	$1,226,114	$891,017	$3,606,732	$2,447,174

Intersegment revenues:
E&I	$—	$17	$1,743	$827
E&C	129	83	584	335
Maintenance	77	1,536	3,341	3,559
F&M	—	5,285	18,201	22,326

Total intersegment revenues	$206	$6,921	$23,869	$27,047

Gross profit (loss):
E&I	$45,577	$22,152	$168,807	$84,528
E&C	(39,887)	36,356	(4,631)	85,855
Maintenance	9,593	10,100	29,265	20,062
F&M	17,600	10,259	44,956	29,110

Total gross profit	$32,883	$78,867	$238,397	$219,555

Gross profit percentage:
E&I	8.9%	8.1%	9.9%	10.1%
E&C	(11.6)	11.1	(0.5)	9.6
Maintenance	3.2	4.3	4.1	3.5
F&M	24.1	18.8	22.2	21.0
Total gross profit percentage	2.7	8.9	6.6	9.0

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations:
E&I	$29,778	$5,098	$116,342	$35,187
E&C	(51,449)	28,083	(32,619)	57,092
Maintenance	6,740	8,015	21,170	13,608
F&M	13,019	6,349	31,127	14,175
Corporate items and eliminations	(22,774)	(68,977)	(70,072)	(110,025)

Total income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from and impairment of discontinued operations	$(24,686)	$(21,432)	$65,948	$10,037

	May 31,	August 31,
	2006	2005
Segment Assets:
E&I	$961,712	$656,188
E&C	570,745	692,105
Maintenance	110,255	73,741
F&M	341,351	309,322
Corporate	641,092	406,497

Total segment assets	2,625,155	2,137,853
Elimination of intercompany receivables	(17,885)	(11,815)
Income taxes not allocated to segments	(71,342)	(42,250)

Total consolidated assets	$2,535,928	$2,083,788

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
The financial information of The Shaw Group Inc., including its wholly-owned subsidiaries, its consolidated variable interest entities, and the proportionate share of some of our investments in joint ventures as of May 31, 2006 and for the three and nine month periods ended May 31, 2006 and 2005, was not audited by our independent auditors. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
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
Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation. The August 31, 2005 balance sheet reflects an increase of $13.1 million in cash and cash equivalents, $9.5 million in accrued liabilities and $3.6 million in accounts payable to reflect outstanding checks on certain bank accounts in a manner consistent with the May 31, 2006 balance sheet presentation. This adjustment is also reflected as an increase of $17.8 million in cash and cash equivalents and a decrease in the change in other operating activities, net of $1.4 million and an increase in proceeds from revolving credit agreements of $5.4 million in the May 31, 2005 condensed consolidated statement of cash flows to present it in a manner consistent with the May 31, 2006 condensed consolidated statement of cash flow presentation.
Note 2 — Share-Based Compensation
We have various types of share-based compensation plans. These plans are administered by our compensation committee of the Board of Directors, which approves persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 for additional information related to these share-based compensation plans.
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
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding and unvested on September 1, 2005 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three and nine months ended May 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on September 1, 2005, our (loss) before taxes, net (loss) and basic and diluted losses per share for the three months ended May 31, 2006, were $2.3 million, $1.8 million, $0.03 and $0.02 higher, respectively, and our income before taxes, net income and basic and diluted earnings per share for the nine months ended May 31, 2006, were $6.9 million, $5.5 million, $0.09 and $0.07 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants. We also reclassified unearned stock-based compensation to common stock in the accompanying balance sheet as a result of this standard.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), we are required to report excess tax benefits from the award of equity instruments as financing cash flows, for the nine months ended May 31, 2006, $2.4 million of tax benefits were reported as financing cash flows rather than operating cash flows.
Net cash proceeds from the exercise of stock options were $18.5 million for the nine months ended May 31, 2006. The actual income tax benefit realized from stock option exercises was $5.5 million for the same period.
The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123(R) for the periods indicated (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	May 31, 2005	May 31, 2005
Net income (loss):
As reported	$(21,749)	$(1,488)
Add: Share-based employee compensation reported in net income (loss), net of taxes	1,097	2,485
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(2,983)	(8,096)

Pro forma	$(23,635)	$(7,099)

Basic net income (loss) per share:
As reported	$(0.31)	$(0.02)
Add: Share-based employee compensation reported in net income (loss), net of taxes	0.02	0.04
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.04)	(0.12)

Pro forma	$(0.33)	$(0.10)

Diluted net income (loss) per share:
As reported	$(0.31)	$(0.02)
Add: Share-based employee compensation reported in net income (loss), net of taxes	0.02	0.04
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.04)	(0.12)

Pro forma	$(0.33)	$(0.10)

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	44%	63%	47%	65%
Risk-free interest rate	4.8%	3.9%	4.5%	3.6%
Expected life of options (in years)	5.4	5	6.6	5
Weighted-average grant-date fair value	$14.68	$10.89	$15.32	$9.36

The assumptions above are based on multiple factors, including historical patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of our stock price.
At May 31, 2006, there was $16.9 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.8 years.
The following table represents stock option activity for the nine months ended May 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Contract
	Number of Shares	Exercise Price	Life
Outstanding options at beginning of period	5,761,162	$16.11
Granted	804,694	21.52
Exercised	(1,153,082)	16.19
Forfeited	(118,890)	16.80

Outstanding options at end of period	5,293,884	$16.90	6.44

Outstanding exercisable options at end of period	3,079,292	$17.34	4.71

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 3,520,865 and 113,098, respectively, at May 31, 2006. The aggregate intrinsic value of options outstanding as of May 31, 2006 was $51.5 million, and the aggregate intrinsic value of options exercisable was $28.6 million. Total intrinsic value of options exercised was $13.9 million for the nine months ended May 31, 2006.
The following table summarizes our nonvested stock option activity for the nine months ended May 31, 2006:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested stock options at beginning of period	2,372,626	$8.17
Granted	804,694	15.32
Vested	(859,341)	9.06
Forfeited	(103,387)	8.38

Nonvested stock options at end of period	2,214,592	$10.42

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
The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of May 31, 2006, we have unrecognized compensation expense of $19.9 million associated with these awards. Upon adoption of SFAS 123(R), we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in other income (expense) in the accompanying condensed consolidated statements of operations.
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed consolidated statements of operations related to these restricted stock grants for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Compensation expense	$2,397	$1,127	$5,312	$2,903

The following table represents the shares that were granted and outstanding as of May 31, 2006 and August 31, 2005:

	May 31,	August 31,
	2006	2005
Restricted stock:
Granted during the period ended	420,655	454,152
Outstanding, as of	1,201,145	1,152,608
Future restricted stock awards:
Granted during the period ended	—	211,800
Outstanding, as of	—	21,000
Note 3 — Significant Estimates
Our Annual Report on Form 10-K addresses significant accounting policies used in the preparation of our financial statements. The following enhances that discussion relative to selected significant estimates and significant changes in estimates that had a material impact on our financial statements for the period ended May 31, 2006.
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
Prior to February of 2006, our estimates of these performance guarantees were recorded at the maximum contractual liability until the related project became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees allows us to make more accurate estimates of the potential liability and, in certain circumstances, revise our recorded performance liability amount below the maximum performance liability. For the nine months ended May 31, 2006, we recorded gross profit of $4.5 million due to changes in estimates for performance guarantees below the maximum liability. Our total estimated performance liability remaining as of May 31, 2006, is $14.7 million.
Project Incentives and Unapproved Change Orders
As discussed in our Annual Report on Form 10-K, application of the percentage of completion method of accounting for contracts requires significant estimates. Included below is a description of notable material estimates on individual projects.
Our financial statements as of February 28, 2006, reflected revised estimated revenues on a project in the United States to include a schedule incentive under the contract terms for substantial completion and satisfaction of performance tests before a specified date. The recognition of this incentive increased revenues and gross profit by $7.5 million for our E&C segment during the three and six months ended February 28, 2006. During May 2006, we achieved substantial completion and satisfied performance tests after the date specified in the contract to earn the incentive, resulting in a reduction of revenues and gross profit of $7.5 million related to this incentive during the three months ended May 31, 2006. For the same project we have recognized amounts for possible incurred schedule liquidated damages and other cost increases as a result of completion and start-up activities. We believe we have identified claims for certain of these additional costs and for delays which we will be making against other parties. Additionally, we were presented with claims from certain of our subcontractors for amounts in excess of our subcontracts with them. Our estimated gross profit on this project includes estimated change orders, claims, backcharges and settlements that increase our revenues or reduce our cost of revenues and increase our gross profit on this project. If we collect amounts different from the amount we have estimated as recoverable from our customer or if we pay amounts different from the amount we have estimated for claims against us from our subcontractors, those differences will be recognized as income or loss. Because the actual amounts for the three months ended May 31, 2006 for all of these items discussed above differed from our previous estimates, we reduced gross profit by $28.0 million relate to this project.
The estimated revenues on an energy project in the United States include an estimate of amounts which we will receive if we achieve a number of agreed upon criteria. Our contract provides for payment of incentives up to $38 million related to achievement of these criteria. If we do not achieve the specified delivery date and other criteria at the amounts we have estimated, our revenues and profit related to this project may be materially reduced. These revenues are being recognized using the percentage-of-completion method of accounting. We have recorded an estimate of the amount we expect to collect in revenues and in cost and estimated earnings in excess of billings on uncompleted contracts related to this project based on our progress-to-date.
Five projects in our E&C segment have recorded combined revenues or, in some cases, reductions in costs, to date of $41.1 million ($22.5 million in the quarter ended May 31, 2006) related to unapproved change orders and claims on a percentage of completion basis. The amounts included in our estimated total revenues or, in some cases, reduction in costs, at completion for these five project are estimated to be a combined $51.9 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. If we collect amounts different from the amounts we have estimated, those differences will be recognized as income or loss.
In addition to the above items, see Note 11 for a discussion of our accounting for the estimates and our claims on certain major projects.
Government Indirect Rate Accrual
We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation (“FAR”), and the U.S. Cost Accounting Standards (“CAS”). These regulations limit the recovery of certain specified costs on contracts subject to the FAR. Our process for recording revenue and corresponding billings for our services is based on forward pricing rates applicable to a given fiscal year. We accrue estimated amounts due to or from the U.S. Government for services provided and billed but for which the forward pricing rates may differ from actual recoverable rates. In addition, the U.S. Defense Contract Audit Agency (“DCAA”) routinely audits our overhead rates and incurred contract costs and may question whether the treatment of these costs is consistent with the requirements of the FAR and CAS and may recommend that such costs be disallowed. Our government rate accrual is adjusted, as necessary, based on the results of the DCAA audits. Our government rate accrual is included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheets.
Disaster Relief, Emergency Response, and Recovery Services
We have agreements and contracts with federal, state, and local government agencies related to our disaster relief, emergency response and recovery services for which the collection of our contract revenue is substantially dependent on the U.S. Government making payments to us directly or through our government agency customers. Our balance sheet at May 31, 2006 includes $460.8 million in billed and unbilled receivables related to these projects. We have experienced delays in collections for our services as final contract terms, including fee amounts, are being negotiated in an effort to definitize the contracts. Prior to definitization, certain withholding arrangements are in place which limit our ability to invoice significant amounts including retainages and fees recognized in our revenues. In addition, our local government agency customers are experiencing delays in receiving federal funds reimbursements necessary to pay for our services. While we have a significant history of recovering amounts related to work performed for the U.S. government, the current circumstances increase the uncertainties in estimating the amounts we will actually recover under existing contracts for work we have already performed. If our estimated amounts recoverable on these projects differ from the amounts ultimately collected, those differences will be recognized as income or loss and our earnings and cash flows could be materially impacted.
Note 4 — Goodwill and Other Intangible Assets
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2005 to May 31, 2006 (in thousands):

	E&I	E&C	Maintenance	F&M	Total
Balance at September 1, 2005	$186,878	$262,142	$42,371	$15,062	$506,453
Currency translation adjustment	—	(190)	(80)	391	121
Sale of Shaw Field Services, Inc.	—	—	(264)	—	(264)

Balance at May 31, 2006	$186,878	$261,952	$42,027	$15,453	$506,310

During the first quarter of fiscal 2006, we sold the assets of Shaw Field Services, Inc. for $1.1 million in a combination of cash proceeds and a promissory note. The sale resulted in a net loss of $0.2 million, and is included in other expense in the accompanying condensed consolidated statements of operations for the nine months ended May 31, 2006.
As of May 31, 2006 and August 31, 2005, we had tax deductible goodwill of approximately $166.0 million and $178.2 million, respectively.
Annual Goodwill Impairment Analysis
We completed our annual impairment test during the third quarter of fiscal 2006 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that goodwill at March 1, 2006 was not impaired. We test goodwill for impairment of each of our reporting unit levels. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our reporting units based on estimated projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the impaired fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business and changes in our projected discounted cash flows, in addition to our stock price and market value of interest bearing obligations.
Other Intangible Assets
The gross carrying values and accumulated amortization of our amortizable intangible assets, included in other assets, are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2005	$44,261	$(12,122)	$2,752	$(868)
Amortization	—	(2,309)	—	(209)

Balance at May 31, 2006	$44,261	$(14,431)	$2,752	$(1,077)

The following table presents the annual amortization for our intangible assets related to our proprietary technologies, patents, and trademarks (in thousands):

2006	$786
2007	3,031
2008	2,970
2009	2,866
2010	2,708
Thereafter	17,469

Total	$29,830

The following table presents the annual amortization for our customer relationships (in thousands):

2006	$77
2007	307
2008	307
2009	307
2010	307
Thereafter	370

Total	$1,675

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
The following table presents the utilization of contract liability (asset) adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

		Cost of
		Revenues
	March 1, 2006	Increase	May 31, 2006
Three Months ended May 31, 2006	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(299)	$110	$(189)
Contract liability adjustments	5,148	(893)	4,255
Accrued contract losses	46	(41)	5

Total	$4,895	$(824)	$4,071

		Cost of
		Revenues
	September 1, 2005	Increase	May 31, 2006
Nine Months ended May 31, 2006	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(519)	$330	(189)
Contract liability adjustments	6,936	(2,681)	4,255
Accrued contract losses	2,965	(2,960)	5

Total	$9,382	$(5,311)	$4,071

		Cost of
		Revenues
	March 1, 2005	Increase	May 31, 2005
Three Months ended May 31, 2005	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(924)	$159	$(765)
Contract liability adjustments	10,794	(1,910)	8,884
Accrued contract losses	5,814	(1,384)	4,430

Total	$15,684	$(3,135)	$12,549

		Cost of
		Revenues
	September 1, 2004	Increase	May 31, 2005
Nine Months ended May 31, 2005	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$650	$(765)
Contract liability adjustments	17,347	(8,463)	8,884
Accrued contract losses	5,878	(1,448)	4,430

Total	$21,810	$(9,261)	$12,549

Accrued contract losses not accrued in business combinations are included in billings in excess of costs and estimated earnings on uncompleted contracts and were $4.3 million and $6.6 million as of May 31, 2006 and August 31, 2005, respectively.

Note 5 — Inventories, Accounts Receivable and Concentration of Credit Risk
Inventories
The major components of inventories were as follows (in thousands):

	May 31, 2006			August 31, 2005
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished goods	$49,714	$—	$49,714	$33,553	$—	$33,553
Raw materials	1,186	40,684	41,870	2,431	49,490	51,921
Work in process	951	8,500	9,451	1,579	10,631	12,210

	$51,851	$49,184	$101,035	$37,563	$60,121	$97,684

Accounts Receivable
Accounts receivable as of May 31, 2006 and August 31, 2005 were as follows (in thousands):

	May 31,	August 31,
	2006	2005
Trade accounts receivable, net	$498,260	$303,412
Unbilled accounts receivable	33,484	26,793
Retainage	182,482	87,830

Total accounts receivable, including retainage, net	$714,226	$418,035

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
Concentration of Credit — Government Contracting
The following table presents amounts due from government agencies or entities owned by the U.S. Government, along with revenues related to these governmental agencies and entities (in millions):

	May 31,	August 31,
	2006	2005
Amounts due from U.S. Government	$233.7	$70.1

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenues	$510.1	$240.6	$1,603.8	$738.1
The increase in the amounts due from and revenues earned from government agencies or entities owned by the U.S. Government is primarily due to the disaster relief, emergency response and recovery services provided to FEMA and the U.S. Army Corps of Engineers (See Note 3).
Costs and estimated earnings in excess of billings on uncompleted contracts include $370.2 million related to the U.S. Government agencies and related entities, an increase of $268.6 million during the nine months ended May 31, 2006. This increase reflects our rapid deployment of a high volume of resources for the disaster relief, emergency response and recovery services provided in the Gulf Coast area of the U.S.

Note 6 — Other Assets and Other Liabilities
Other Assets
The following table summarizes the balance of other assets (in thousands):

	May 31,	August 31,
	2006	2005
Power generation plant equipment and materials	$12,650	$15,303
LandBank assets	33,034	33,111
Intangible assets, other than contract (asset) adjustments, less accumulated amortization	31,505	34,023
Notes receivable	8,962	12,792
Deposits	2,978	2,642
Real estate option	12,183	12,183
Deferred financing fees	5,020	3,706
Deferred acquisition costs	2,528	958
Other	10,674	2,257

Total other assets	$119,534	$116,975

The following summarizes significant changes in other assets since August 31, 2005.
Power generation plant equipment and materials has decreased by $2.7 million during fiscal 2006, as we have used these assets on projects for other customers.
Notes receivable decreased during fiscal 2006 by $3.8 million. During the first quarter of fiscal 2006, one of our consolidated joint ventures, Badger Licensing, LLC (Badger) received a transfer of a portion of its joint venture partner member’s equity as payment of an $8.9 million long-term note receivable owed to Badger. Additionally, during the second quarter of fiscal 2006, we recorded a note receivable of $4.2 million related to the substantial payment and release of certain claims on the Wolf Hollow project (See Note 11). The payment of the receivable balance is due in 2012 from the purchaser of the plant and related assets.
It is our policy to defer certain third party costs directly attributable to our efforts on potential acquisitions. During the second quarter of fiscal 2006, we expensed $4.6 million of previously deferred costs relating to financing and equity offering costs and certain due diligence costs. These deferred costs are recorded in general and administrative expenses on our condensed consolidated statements of operations for the three and nine months ended May 31, 2006. The remaining $2.5 million of deferred acquisition costs relates to ongoing negotiations for the acquisition of a strategic equity investment in the same target company.
Other Liabilities
The following table summarizes the balance of other liabilities (in thousands):

	May 31,	August 31,
	2006	2005
Defined benefits plans’ accumulated benefit obligations	$30,834	$27,463
Deferred rental expense and lease obligations	3,692	3,237
LandBank environmental remediation liabilities	9,167	9,738
Other	3,344	4,024

Total other liabilities	$47,037	$44,462

Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
We invest in and make advances to unconsolidated entities, joint ventures, and limited partnerships. Each of these entities is recorded in the accompanying condensed consolidated financial statements based on the structure associated with each respective entity. These entities are accounted for as either variable interest entities (VIEs) as defined by FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” or as investments accounted for under the equity method, except for one entity which we account for at cost.

Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, of those VIEs for which we are the primary beneficiary, and therefore consolidate, and the total assets and liabilities before intercompany eliminations of those VIEs of which we are not the primary beneficiary, and therefore do not consolidate (in thousands):

	May 31,	August 31,
	2006	2005
Primary Beneficiary:
Total assets	$78,887	$96,150
Total liabilities	66,206	48,591
Not Primary Beneficiary:
Total assets	$995,381	$897,380
Total liabilities	865,030	814,023
There have been no significant changes in the status of our VIEs since August 31, 2005, other than the item described below.
In January 2006 our joint venture Peducah Remediation Services, LLC (Peducah) was awarded a remediation contract with the Department of Energy. We had determined in the second quarter of 2006 that Peducah was a VIE and that Shaw was the primary beneficiary; however, there was no activity for Peducah as of February 28, 2006. At May 31, 2006, Peducah has total assets of $3.2 million, and these are reflected in the E&I segment. Our exposure to loss is limited to our nominal equity interest and operating costs incurred on behalf of the joint venture, not to exceed $5.0 million above the initial capital contributions of $5,000 for each partner.
Unconsolidated Entities (including VIEs), Joint Ventures and Limited Partnerships
The following is a summary of our investments in and advances to unconsolidated entities which are accounted for under the equity method, except for one which is accounted for at cost.
Investments in unconsolidated entities, joint ventures and limited partnerships (in thousands):

	May 31,	August 31,
	2006	2005
Privatization entities	$21,659	$19,441
Other entities:
Stennis joint venture	5,467	4,584
Nordic	1,930	1,930
KB Home/Shaw Louisiana LLC	2,760	—
S&W Fluor Daniels	2,576	2,388
Newberg Perini	3,220	1,219
Terra Vista	2,000	—
Infrastructure Services Los Alamos	1,913	1,105
Other	223	1,056

Total investments	41,748	31,723
Long-term advances to and receivables from unconsolidated entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081
Other	83	67

Total other advances and receivables	3,164	3,148

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$44,912	$34,871

Earnings (losses) from unconsolidated entities, net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Privatization entities	$997	$(926)	$1,852	$196
Other entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	(791)	(230)	(1,393)	(839)
Stennis joint venture	172	141	530	490
KB Home/Shaw Louisiana LLC	(899)	—	(899)	—
Other	58	1,631	584	2,896

Total earnings (losses) from unconsolidated entities, net of income taxes	$(463)	$616	$674	$2,743

We provided $1.5 million and $3.7 million in equity contributions during the three and nine months ended May 31, 2006, respectively, related to our housing privatization joint ventures as compared to no equity contributions in the third quarter of fiscal 2005, and approximately $11.0 million in contributions were made during the nine months ended May 31, 2005.
During the second quarter of fiscal 2006, we acquired for $0.5 million the interest held by one of the joint venture partners associated with one of our unconsolidated joint ventures, which increased our ownership percentage in the joint venture to 70%. As a result of the transaction, we obtained a controlling interest and now consolidate the joint venture. The total assets and total liabilities associated with the acquired entity were $10.5 million and $9.0 million, respectively as of May 31, 2006. Pursuant to the terms of the transaction, the acquired interest is subject to a fee sharing agreement with a significant subcontractor to the joint venture which limits the current terms under the agreements gross profit attributable to the additional acquired interest.
Note 8 — Long-term Debt and Revolving Lines of Credit
Long-term debt consisted of the following (in thousands):

	May 31,	August 31,
	2006	2005
10.75% Senior Notes	$15,058	$15,041
Notes payable for insurance premiums	3,433	1,591
Notes payable of consolidated VIEs	8,012	8,038
Other notes payable	1,571	1,183

Total debt	28,074	25,853
Less: current maturities	(6,541)	(4,135)

Total long-term portion of debt	$21,533	$21,718

During fiscal 2006, we have financed insurance premiums of $10.1 million of which payments of $8.2 million have been made on the financed insurance premiums. The remainder of the amount financed will be paid over the remaining ten months.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	May 31,	August 31,
	2006	2005
Credit Facility	$226.4	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	5.8	6.3

Total outstanding	232.2	47.3
Less: current maturities	(5.8)	(6.4)

Total long-term revolving lines of credit	$226.4	$40.9

On October 3, 2005, we entered into Amendment I to increase our Credit Facility dated April 25, 2005, from $450.0 million to $550.0 million, then on February 27, 2006 we entered into Amendment II, which increased our Credit Facility from $550.0 million to $750.0 million, and increased our sublimits for revolving credit and financial letters of credit from $325.0 million to $425.0 million, which will retract to $375.0 million on August 27, 2007. The amendments retained the original term of the agreement, which is five years and commenced on April 25, 2005. Readers should refer to Note 8 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of May 31, 2006 (in millions), which is subject to a borrowing base calculation addressed in our 2005 Annual Report on Form 10-K referred to above.

Total Credit Facility	$750.0
Less: outstanding performance letters of credit	(262.5)
Less: outstanding financial letters of credit	(43.1)

Less: outstanding revolving credit loans	(226.4)

Remaining availability for performance letters of credit	$218.0

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$425.0
Less: outstanding financial letters of credit	(43.1)
Less: outstanding revolving credit loans	(226.4)

Remaining availability for financial letters of credit and revolving credit loans	$155.5

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($750.0 million as of May 31, 2006) less outstanding performance letters of credit or the portion of the Credit Facility ($425.0 million as of May 31, 2006) available for financial letters of credit and revolving credit loans. The Credit Facility availability is also subject to a borrowing base calculation as mentioned above.
The Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2006, we have and we expect we will continue to periodically borrow under our Credit Facility for our working capital needs and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. The weighted-average interest rate on the Credit Facility was 7.16% and 7.04% for the three and nine months ended May 31, 2006. As of May 31, 2006, we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $305.6 million under our Credit Facility as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit were approximately $1.3 million and $3.4 million for the three and nine months ended May 31, 2006 compared to $1.4 million and $2.4 million for the three and nine months ended May 31, 2005.
As of May 31, 2006, we were in compliance with the covenants contained in the Credit Facility.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	May 31, 2006	August 31, 2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,552	$6,253
Outstanding:
Letters of credit	3,417	4,072
Short-term revolving lines of credit	15	57

Total outstanding	3,432	4,129

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$3,120	$2,124

Weighted-average interest rate	6.50%	6.75%
As of May 31, 2006, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $5.8 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.4% to 7.6% as of May 31, 2006. We also have a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving line of credit and term loan of $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.25% to 6.5% as of August 31, 2005.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million unsecured standby letter of credit facility with a bank. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of May 31, 2006, there were no outstanding letters of credit under this facility.
The estimated fair value of our long-term debt, excluding capital leases and borrowings on our Credit Facility as of May 31, 2006 and August 31, 2005 was approximately $25.1 million and $24.0 million, respectively, based generally on the current market prices of such debt.
For the three and nine months ended May 31, 2006, we recognized $0.3 million and $0.8 million of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes and our Credit Facility, as compared to $0.8 million and $3.1 million for the three and nine months ended May 31, 2005. As of May 31, 2006 and August 31, 2005, unamortized deferred financing fees related to the Senior Notes and our Credit Facility were approximately $5.0 million and $3.7 million, respectively.

Note 9 — Comprehensive Income and Hedging Activities
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	May 31,
	2006	2005
Net income (loss)	$(16,673)	$(21,749)
Foreign currency translation adjustments:
Unrealized translation adjustment gains (losses), net	584	(2,110)
Change in unrealized net gains (losses) on hedging activities, net of taxes	(64)	42

Total comprehensive income (loss)	$(16,153)	$(23,817)

	Nine Months Ended
	May 31,
	2006	2005
Net income (loss)	$37,878	$(1,488)
Foreign currency translation adjustments:
Unrealized translation adjustment gains (losses), net	(1,016)	350
Plus: reclassification adjustment for realized gains (losses) included in net income	(7)	495
Change in unrealized net gains (losses) on hedging activities, net of taxes	—	(136)

Total comprehensive income (loss)	$36,855	$(779)

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Mexican peso, Australian dollars, Canadian dollars and the Euro.
We enter into derivative instruments from time to time to hedge a portion of our expected future cash flows from unanticipated fluctuations caused by volatility in currency exchange rates related to certain contracts. We had nine derivative instruments outstanding as of May 31, 2006, all of which were foreign currency forward exchange contracts denominated in Canadian Dollars, Euros or British Pounds Sterling maturing within the next ten months. These forward exchange contracts do not qualify for hedge accounting treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. For the three and nine month periods ended May 31, 2006, we recognized in other income approximately $2.1 million and $2.4 million, respectively, in net gains related to these instruments.
Note 10 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Stock options	161	3,487	304	2,787
LYONs convertible debt	10	10	—	10
Restricted Stock	363	262	—	181
Note 11 — Claims on Major Projects
Claims include amounts in excess of the original contract price (as adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These amounts are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amount is probable and the costs can be reasonably estimated. We refer to these claims against customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases revenues or decreases cost of revenues on the related projects in the period. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying condensed consolidated balance sheets.

If we collect amounts different than the amounts that we have recorded as claims receivable on completed projects, that difference will be recognized as income or loss. Timing of claim collections is uncertain and depends on negotiated settlements, trial date scheduling and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our claims receivable within the next twelve months.
The following disclosure provides a summary and update of significant changes, if any, from August 31, 2005, related to our significant claims. Readers should refer to Note 18 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 for a more detailed description of each claim. Also refer to Note 3 of this Form 10-Q for additional disclosure of unapproved change orders and claims related to other projects not included in the amounts or the disclosure below.
A summary of our net claims receivable position on the major projects discussed below is as follows (in millions):

	May 31,	August 31,
	2006	2005
Receivables from owners under contract terms	$23.4	$112.9
Reimbursement of letter of credit draws by owners	18.8	46.9
Claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	22.0	28.2
Less: Liquidated damages recorded in contract costs	(5.0)	(17.1)
Less: Amounts collected by drawing letters of credit	(17.5)	(17.5)

Net claims receivable	$41.7	$153.4

Covert & Harquahala Projects
In December 2005, phase one of the previously announced arbitration relating to the Covert and Harquahala projects was completed. We received an arbitration award of $35.4 million, which was paid in January, on claims relating to the New Covert Generating Company, LLC (Covert).
On June 30, 2006, we were notified that the arbitration panel awarded $37.0 million to us and against the owner in the arbitration relating to the Harquahala project. This award compares to the net claim receivable balance we had recorded of $35.5 million related to this dispute. As a result, we recognized the difference of $1.5 million as an increase to revenues and gross profit in the quarter ended May 31, 2006, and we increased net claims receivable by the same amount.
A determination of interest on the Covert and Harquahala awards remains pending. We will record interest income to the extent of interest awarded in the period that amount becomes known. Upon collection of the Harquahala award, the present net claims receivable balance will be reduced by the amount collected.
Recovery of the claims and other amounts is dependent upon the results of arbitration. We can not provide absolute assurance as to the timing or outcome of these results.
Wolf Hollow Project
In May 2005, we completed the testimony phase of the arbitration proceeding between us and the major equipment supplier. The parties completed post hearing briefing in late July 2005. We continue awaiting a decision from the arbitrator, who has indicated a decision may come in July 2006.
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
However, on March 24, 2006 the Court heard argument on the proper scope of the ruling on “AES Corp’s Motion for Summary Judgment Based upon Plaintiff’s Waiver and Regarding Plaintiff’s Allegations of Vicarious Liability.” A decision by the trial court judge was rendered on April 11, 2006, dismissing all of our claims against AES. Subsequently, we entered into negotiations with AES and Parsons and have settled all claims for a combined cash payment to us of approximately $8.3 million that we are scheduled to receive in our fiscal fourth quarter of 2006. As a result of the above, we recorded a net reduction in gross profit of $48.2 million in the third quarter of 2006 to reflect our revised estimates of recoveries on all outstanding matters related to this project.
Marcus Hook Project
During the second quarter of fiscal 2006, we agreed to terms with FPL-Energy (“FPLE”) and our primary subcontractor on this project. Under the agreements, we have received certain payments from a third party insurance company (toward settlement of certain of the claims) and certain payments from FPLE for certain outstanding receivables due us on the project. In addition, all parties agreed to a mutual release of claims and FPLE released our outstanding $23.0 million letter of credit. As a result of this agreement, we recorded an immaterial loss during the first nine months of fiscal 2006.
See Note 3 for a discussion of other claims, unapproved change orders and project uncertainties.
Note 12— Income Taxes
The components of our deferred tax position are as follows (in thousands):

	May 31,	August 31,
	2006	2005
Assets:
Deferred tax assets	$143,366	$149,363
Less: valuation allowance	(23,275)	(25,712)

Total assets	120,091	123,651
Liabilities:
Deferred tax liabilities	(68,630)	(59,669)

Net deferred tax assets	$51,461	$63,982

Our effective tax rate for the three and nine months ended May 31, 2006 was (47.8)% and 32.4%, respectively, while our effective tax rate for the three and nine months ended May 31, 2005 was 4.0% and 110.0%, respectively. Our effective tax rate of 32.4% for the nine months ended May 31, 2006, reflects a reduction in our estimated effective tax rate for fiscal 2006 as a result of utilization of foreign NOL’s previously reserved and the relative impact of permanent items on reduced earnings primarily resulting from the impact of the recorded reduction in gross profit related to the Wolf Hollow Project (Note 11). The effective rate for the three months ended May 31, 2006 is the sum of earnings for the period at the revised estimated effective tax rate for the year (32.4%) and a catch-up reduction in effective tax rate applied to earnings for the previously reported first six months of 2006.
We believe our deferred tax assets, net of valuation allowances, at May 31, 2006, are realizable through future reversals of existing taxable temporary differences and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income, which have been considered in determining the valuation allowances.
Note 13 — Contingencies and Commitments
Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At May 31, 2006 and August 31, 2005, the amount of outstanding letters of credit was approximately $309.0 million and $247.7 million, respectively. Of the amount of outstanding letters of credit at May 31, 2006, $262.5 million are issued to customers in connection with contracts. Of the $262.5 million, five customers held $204.0 million or 78% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit for the three and nine months ended May 31, 2006.
In some cases, performance assurances are extended to customers that guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, our potential exposure is generally limited to the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
During the second quarter of fiscal 2005, we entered into a guarantee agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific
Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of May 31, 2006, the maximum exposure amount has decreased to $60.0 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of May 31, 2006 and August 31, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.

During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of May 31, 2006, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of May 31, 2006, we had recorded an immaterial liability and corresponding asset related to this guarantee.
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
Securities Litigation
We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenue on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as class actions by the Court. We have filed a motion to dismiss the consolidated action, which the trial court denied. We have moved to certify that courts decision for immediate expect to appeal.
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
Also on one of our projects, a client claimed damages of approximately $9 million related to the troubleshooting, shutdown, repairs and loss of production. We have reached a tentative agreement to settle this matter, and had accrued an amount for our expected loss. As a result, we do not expect there will be any material impact on our financial statements.
Environmental Liabilities
LandBank Group, Inc. (LandBank), a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $33.0 million and $33.1 million of such real estate assets recorded in other assets on the accompanying balance sheets at May 31, 2006 and at August 31, 2005, respectively. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. As of May 31, 2006, we had $9.2 million of environmental liabilities recorded in other liabilities in the accompanying condensed consolidated balance sheets compared to $9.7 million at August 31, 2005.
Impairment of Assets
During the nine months ended May 31, 2006, we recorded impairment charges in other expense of $0.8 million, net of estimated insurance proceeds under our replacement cost policy, on certain assets that were damaged as a result of Hurricanes Katrina and Rita.
Note 14 — Assets Held for Sale
The following table presents the assets that were classified as assets held for sale (in thousands), which are recorded in other current assets in the accompanying condensed consolidated balance sheets.

	May 31,	August 31,
	2006	2005
Fabrication facilities in Louisiana and Texas (F&M segment)	$1,846	$2,996
Fabrication facilities in Virginia (F&M segment)	1,118	1,518
Facilities in the United Kingdom (E&C segment)	—	5,006

Total assets held for sale	$2,964	$9,520

During March 2006 we determined that certain E&C segment assets in the UK and certain F&M segment assets in Texas previously classified as held for sale no longer met that criteria because we ceased efforts to dispose of those assets. These assets were removed from assets held for sale and an immaterial depreciation adjustment to record depreciation expense for the period the assets were held for sale was recorded in our third quarter operating results.
During the first fiscal quarter of 2006, we recorded impairment on our assets held for sale associated with our F&M segment of $0.3 million, net of taxes, which is included in loss from discontinued operations on the accompanying condensed consolidated statements of operations.
Note 15 — Restricted and Escrowed Cash
As of May 31, 2006 and August 31, 2005, we had restricted and escrowed cash of $19.7 million and $171.9 million, respectively, which consisted of:
•	$18.6 million and $170.8 million, respectively, in connection with the EPC project to build a combined-cycle energy plant in the United States, for which we have joint authority with another party to the contract.

•	$1.1 million in each period related to deposits designated to fund remediation costs associated with a sold property.
Restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.

Note 16 — Pension and Other Post Retirement Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we have sponsored (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Service cost	$724	$673	$2,146	$2,001
Interest cost	1,718	1,706	5,090	5,012
Expected return on plan assets	(1,705)	(1,659)	(5,052)	(4,921)
Amortization of net loss	747	455	2,213	1,353
Other	9	8	27	78

Total net periodic benefit cost	$1,493	$1,183	$4,424	$3,523

The total net periodic benefit cost related to other benefits for the three and nine months ended May 31, 2006 and 2005 were not material. We expect to contribute $4.6 million to our pension plans in fiscal 2006. As of May 31, 2006, $4.0 million in contributions have been made.
Note 17 — Related Party Transactions
During the nine months ended May 31, 2006, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. Payments made to these companies were approximately $2.8 million and $20.2 million during the three and nine months ended May 31, 2006 and amounts due to these companies were $0.3 million as of May 31, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
A company (the “Related Company”) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer is a subcontractor to several of our subcontractors on various projects related to temporary housing efforts in Louisiana, where the Related Company has operated in its respective field of mechanical contracting since its founding in 1919. We were not involved in the agreements between our subcontractors and the Related Company, and we have not been provided any information about the terms of these contracts.
Note 18 — New Accounting Pronouncements
In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. We are currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on our financial position, results of operations and cash flows.
In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which changes the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. SFAS No. 155 will be effective for our 2008 fiscal year. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
In February 2006, the FASB issued Staff Position No. FAS 123(R) – 4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow For Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”). FSP 123(R)-4 amends SFAS No. 123(R) to require companies with contingent cash-settlement provisions in their employee share option awards to assess the probability of the contingent event’s occurrence when classifying the instrument as liabilities or equity. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). Since we adopted SFAS No. 123(R) prior to the issuance of the FSP, we applied the guidance in this FSP in the first reporting period beginning after February 2006. The adoption did not have a material impact on our earnings and financial position.
In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP13-1”). FSP 13-1 requires that rental costs associated with ground or building operation leases that are incurred during a construction period be recognized as rental expense. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. FSP 13-1 was adopted in the third quarter of fiscal 2006 and did not impact our financial statements as rental costs incurred during a construction period were previously expensed.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively. We adopted EITF 05-6 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
In December 2004, the FASB issued SFAS No. 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS No. 123(R) on September 1, 2005. We discuss our adoption in Note 2.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted SFAS No. 153 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costing” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS No. 151 effective September 1, 2005. The adoption did not have a material impact on our earnings and financial position.
Note 19 — Unaudited Condensed Consolidating Financial Information
The following presents unaudited condensed consolidating financial information with respect to our financial position as of May 31, 2006 and August 31, 2005, the results of our operations for the three and nine months ended May 31, 2006 and 2005 and our cash flows for the nine months ended May 31, 2006 and 2005.
In connection with our sale of our seven year, 10.75% Senior Notes on March 17, 2003 which are due March 15, 2010, our material wholly-owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries) are referred to as the Non-Guarantor Subsidiaries.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of May 31, 2006
Current assets	$695,078	$801,932	$238,108	$(42,265)	$1,692,853
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	776,599	131,381	5,078	(868,146)	44,912
Property and equipment, net	30,188	108,404	33,727	—	172,319
Other assets	31,338	571,792	32,403	(9,689)	625,844

Total Assets	$1,533,443	$1,617,624	$310,187	$(925,326)	$2,535,928

Current liabilities	$69,059	$793,010	$193,345	$(42,265)	$1,013,149
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term revolving line of credit	226,397	—	—	—	226,397
Long-term debt and capital leases	16,362	2,300	6,475	—	25,137
Other non-current liabilities	4,859	28,051	30,872	(9,689)	54,093
Minority interest obligation	—	—	—	386	386
Shareholders’ Equity	1,216,766	793,391	75,141	(868,532)	1,216,766

Total Liabilities & Shareholders’ Equity	$1,533,443	$1,617,624	$310,187	$(925,326)	$2,535,928

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2005
Current assets	$948,096	$221,955	$131,150	$(33,248)	$1,267,953
Intercompany long-term receivables	240	484,291	9,708	(494,239)	—
Investments in subsidiaries and joint ventures	739,737	132,114	6,251	(843,231)	34,871
Property and equipment, net	30,805	98,756	27,975	—	157,536
Other assets	18,375	560,281	44,772	—	623,428

Total Assets	$1,737,253	$1,497,397	$219,856	$(1,370,718)	$2,083,788

Current liabilities	$50,482	$703,944	$71,828	$(33,780)	$792,474
Intercompany long-term debt	476,429	9,708	8,102	(494,239)	—
Long-term revolving line of credit	40,850	—	—	—	40,850
Long-term debt and capital leases	15,040	2,977	6,674	—	24,691
Other non-current liabilities	9,899	28,620	27,461	—	65,980
Minority interest obligation	—	—	—	15,240	15,240
Shareholders’ Equity	1,144,553	752,148	105,791	(857,939)	1,144,553

Total Liabilities & Shareholders’ Equity	$1,737,253	$1,497,397	$219,856	$(1,370,718)	$2,083,788

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended May 31, 2006
Revenues	$—	$1,075,029	$165,336	$(14,251)	$1,226,114
Cost of revenues	—	1,066,459	140,981	(14,209)	1,193,231

Gross profit	—	8,570	24,355	(42)	32,883
General and administrative expenses	17,406	31,532	3,442	(60)	52,320

Operating income (loss)	(17,406)	(22,962)	20,913	18	(19,437)
Other income (expense)	17,406	(17,905)	(4,732)	(18)	(5,249)
Equity in earnings (loss) of subsidiaries	(16,673)	10,299	—	6,374	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from discontinued operations	(16,673)	(30,568)	16,181	6,374	(24,686)
Provision (benefit) for income taxes	—	(14,329)	2,524	—	(11,805)

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and income (loss) from discontinued operations	(16,673)	(16,239)	13,657	6,374	(12,881)
Minority interest, net of income taxes	—	—	—	(3,435)	(3,435)
Earnings (loss) from unconsolidated entities, net of income taxes	—	327	(790)	—	(463)

Income (loss) from continuing operations	(16,673)	(15,912)	12,867	2,939	(16,779)
Income (loss) from discontinued operations, net of income taxes	—	106	—	—	106

Net income (loss)	$(16,673)	$(15,806)	$12,867	$2,939	$(16,673)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended May 31, 2005
Revenues	$—	$843,848	$61,840	$(14,671)	$891,017
Cost of revenues	—	768,970	57,922	(14,742)	812,150

Gross profit	—	74,878	3,918	71	78,867
General and administrative expenses	15,423	31,415	2,765	(28)	49,575

Operating income (loss)	(15,423)	43,463	1,153	99	29,292
Other income (expense)	15,295	(67,655)	1,735	(99)	(50,724)
Equity in earnings (loss) of subsidiaries	(21,749)	536	—	21,213	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from or impairment of discontinued operations	(21,877)	(23,656)	2,888	21,213	(21,432)
Provision (benefit) for income taxes	167	(5,694)	4,714	—	(813)

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and income (loss) from or impairment of discontinued operations	(22,044)	(17,962)	(1,826)	21,213	(20,619)
Minority interest, net of income taxes	—	—	7	(1,197)	(1,190)
Earnings (loss) from unconsolidated entities, net of income taxes	295	386	(65)	—	616

Income (loss) from continuing operations	(21,749)	(17,576)	(1,884)	20,016	(21,193)
Income (loss) from discontinued operations, net of income taxes	—	16	(572)	—	(556)

Net income (loss)	$(21,749)	$(17,560)	$(2,456)	$20,016	$(21,749)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended May 31, 2006
Revenues	$—	$3,347,788	$299,123	$(40,179)	$3,606,732
Cost of revenues	—	3,140,070	268,031	(39,766)	3,368,335

Gross profit	—	207,718	31,092	(413)	238,397
General and administrative expenses	57,412	95,851	9,559	(570)	162,252

Operating income (loss)	(57,412)	111,867	21,533	157	76,145
Other income (expense)	57,412	(61,138)	(6,314)	(157)	(10,197)
Equity in earnings (loss) of subsidiaries	37,878	5,272	—	(43,150)	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from discontinued operations	37,878	56,001	15,219	(43,150)	65,948
Provision (benefit) for income taxes	—	18,328	3,039	—	21,367

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and income (loss) from discontinued operations	37,878	37,673	12,180	(43,150)	44,581
Minority interest, net of income taxes	—	—	—	(7,248)	(7,248)
Earnings (loss) from unconsolidated entities, net of income taxes	—	2,061	(1,387)	—	674

Income (loss) from continuing operations	37,878	39,734	10,793	(50,398)	38,007
Income (loss) from discontinued operations, net of income taxes	—	(129)	—	—	(129)

Net income (loss)	$37,878	$39,605	$10,793	$(50,398)	$37,878

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended May 31, 2005
Revenues	$—	$2,327,512	$148,925	$(29,263)	$2,447,174
Cost of revenues	—	2,127,944	129,417	(29,742)	2,227,619

Gross profit	—	199,568	19,508	479	219,555
General and administrative expenses	40,108	90,588	9,901	(38)	140,559

Operating income (loss)	(40,108)	108,980	9,607	517	78,996
Other income (expense)	39,955	(109,018)	621	(517)	(68,959)
Equity in earnings (loss) of subsidiaries	(1,488)	290	—	1,198	—

Income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and income (loss) from discontinued operations	(1,641)	252	10,228	1,198	10,037
Provision (benefit) for income taxes	199	8,538	1,365	—	10,102

Income (loss) before minority interest, earnings (loss) from unconsolidated entities and income (loss) from discontinued operations	(1,840)	(8,286)	8,863	1,198	(65)
Minority interest, net of income taxes	—	—	12	(2,739)	(2,727)
Earnings (loss) from unconsolidated entities, net of income taxes	352	3,232	(841)	—	2,743

Income (loss) from continuing operations	(1,488)	(5,054)	8,034	(1,541)	(49)
Income (loss) from discontinued operations, net of income taxes	—	(803)	(636)	—	(1,439)

Net income (loss)	$(1,488)	$(5,857)	$7,398	$(1,541)	$(1,488)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Nine Months Ended May 31, 2006
Net cash provided by (used in) operating activities	$34,321	$(316,340)	$43,269	$—	$(238,750)
Net cash provided by (used in) investing activities	(6,269)	124,267	(6,173)	—	111,825
Net cash provided by (used in) financing activities	(28,121)	197,176	14,029	—	183,084
Cash from consolidation of joint venture entities previously unconsolidated	—	—	2,098	—	2,098
Effects of foreign exchange rate changes on cash	—	—	2,583	—	2,583

Net decrease in cash and cash equivalents	(69)	5,103	55,806	—	60,840
Cash and cash equivalents — beginning of year	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of period	$801	$28,073	$88,745	$—	$117,619

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Nine Months Ended May 31, 2005
Net cash provided by (used in) operating activities	$80,150	$(47,845)	$30,687	$—	$62,992
Net cash provided by (used in) investing activities	(4,964)	(129,767)	(7,394)	—	(142,125)
Net provided by cash (used in) financing activities	(116,620)	153,459	(19,219)	—	17,620
Cash from consolidation of joint venture entities previously unconsolidated	—	—	1,343	—	1,343
Effects of foreign exchange rate changes on cash	—	—	(1,029)	—	(1,029)

Net decrease in cash and cash equivalents	(41,434)	(24,153)	4,388	—	(61,199)
Cash and cash equivalents — beginning of year	47,485	40,888	13,978	—	102,351

Cash and cash equivalents — end of period	$6,051	$16,735	$18,366	$—	$41,152

PART I — FINANCIAL INFORMATION
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of May 31, 2006, and the results of their operations for the three and nine months ended May 31, 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
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
Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000 and the IT Group transaction in fiscal 2002. Our fiscal 2005 revenues were approximately $3.3 billion and our backlog at May 31, 2006 was approximately $8.1 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 22,000  people.
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
A substantial portion of our revenue and profit, particularly for our E&C and E&I segments, is derived from engineering, procurement and construction (EPC) projects. Some of these projects may span several years from start to finish. We recognize revenue and gross profit for many of these contracts on the percentage-of-completion method which requires estimates of the total revenue and total costs at completion as well as the progress towards completion.
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
The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the gross profit on the contract in that period. This can result in a material impact on our results for a single reporting period. Therefore, our discussion of results for each of our segments often includes discussion of significant changes in major projects and their impact on our results.
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

Results of Operations
Executive Summary
Nine Months Ended May 31, 2006
The need for disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. as a result of hurricanes Katrina and Rita, increased activity in the energy markets, consistent demand for clean air and fuels, garrison support services and transmission and distribution services have contributed to our overall revenue growth for the three and nine months ended May 31, 2006.
Gross profit for the first nine months of fiscal 2006 increased compared to the same period for fiscal 2005 primarily due to increased work in our E&I segment driven by disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S., which was offset by a decrease in the E&C segment, primarily due to estimated cost increases on four projects and the unfavorable ruling on litigation related to our Wolf Hollow project. In addition, we recorded gross profit of $4.5 million in the second quarter of fiscal 2006 due to change in estimates for performance liabilities on technology license agreements.
General and administrative expenses for the first nine months of fiscal 2006 increased compared to the same period for fiscal 2005 primarily due to expensing of previously deferred third party financing and equity offering costs and certain due diligence costs related to an acquisition of $4.5 million and due to an increase in employee compensation expense for expensing of stock options under SFAS 123(R) of $4.3 million.
Cash flows from operations were negative during the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 primarily due to the cash requirements associated with our disaster recovery efforts and the near completion of one of our energy projects in the United States. These items were partially offset by recoveries on claims during the period.
Three Months Ended May 31, 2006
Disaster relief, emergency response and recovery services in our E&I segment related to the effects of hurricanes Katrina and Rita declined by 62% during the third quarter as compared to the average quarterly revenues for the first two quarters of fiscal 2006 as task orders were cancelled.
The impact of the Wolf Hollow litigation ruling reduced gross profit and gross profit percentage in our E&C segment by $48.2 million in the quarter. Additionally, changes in estimated gross profit on one project in the United States that reduced gross profit by $28.0 million for the third quarter.
General and administrative expenses decreased by $3.2 million during the third quarter as compared to the prior quarter of fiscal 2006 primarily due to the write off of costs associated with certain acquisition activities in the second quarter of fiscal 2006 and the reduction of incentive compensation accruals, including reversal of amounts recorded during the first half of fiscal 2006.
Backlog
Since August 31, 2005, our backlog has increased approximately $1.4 billion to $8.1 billion. The increase is primarily due to increased backlog associated with hurricane response related services, increased activity in the energy markets and increased demand for clean air projects. We expect fiscal 2006 revenues from our energy markets to increase and revenues from our chemicals market to increase substantially. These end markets will drive increased revenues in our E&C, Maintenance and F&M segments, which we expect to increase gross profit overall. We also anticipate increases in revenues in our E&I segment driven by hurricane recovery and restoration work and expect increases in gross profit due to the higher revenues. Finally, we expect significant improvements in net income in fiscal 2006 compared to fiscal 2005, primarily due to higher revenues and gross profit, reduced interest costs from the reduction in our outstanding debt, offset by slightly higher general and administrative costs.
Segment Analysis
The comments and tables that follow compare revenues, gross profit, gross profit percentages and backlog by operating segment for the indicated periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Selected summary financial information for our operating segments, for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenues:
E&I	$513.4	$273.3	$1,700.5	$837.0
E&C	343.8	327.7	995.6	893.4
Maintenance	295.8	235.6	707.8	578.1
F&M	73.1	54.5	202.8	138.7

Total revenue	$1,226.1	$891.1	$3,606.7	$2,447.2

Gross profit (loss):
E&I	$45.6	$22.2	$168.8	$84.5
E&C	(39.9)	36.3	(4.6)	85.9
Maintenance	9.6	10.1	29.3	20.1
F&M	17.6	10.3	44.9	29.1

Total gross profit	$32.9	$78.9	$238.4	$219.6

Gross profit percentage:
E&I	8.9%	8.1%	9.9%	10.1%
E&C	(11.6)	11.1	(0.5)	9.6
Maintenance	3.2	4.3	4.1	3.5
F&M	24.1	18.8	22.2	21.0
Total gross profit percentage:	2.7	8.9	6.6	9.0
The following table presents our revenues by industry sector:

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	2006		2005		2006		2005
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$513.4	42%	$273.3	31%	$1,700.5	47%	$837.0	34%
Energy
E&C	169.1	14	221.3	25	570.3	16	595.7	24
Maintenance	186.6	15	177.5	20	410.0	11	420.4	17
F&M	17.2	1	22.2	2	43.0	1	61.3	3
Chemical
E&C	165.5	14	101.7	11	401.2	11	282.8	12
Maintenance	108.9	9	50.7	6	296.8	8	146.0	6
F&M	30.0	2	23.6	3	97.4	3	54.3	2
Other Industries
E&C	9.2	1	4.7	—	24.1	1	14.9	1
Maintenance	0.3	—	7.4	1	1.0	—	11.7	—
F&M	25.9	2	8.7	1	62.4	2	23.1	1

Total revenue	$1,226.1	100%	$891.1	100%	$3,606.7	100%	$2,447.2	100%

The following table presents our revenues by geographic region:

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	2006		2005		2006		2005
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,061.3	86%	$788.7	89%	$3,242.7	90%	$2,129.3	87%
Asia/Pacific Rim	45.5	4	58.0	7	123.1	3	176.6	7
Middle East	95.7	8	18.2	2	167.4	5	64.6	3
Canada	3.8	—	3.8	—	10.5	—	8.9	—
Europe	11.2	1	15.6	2	41.9	1	40.8	2
South America and Mexico	6.4	1	4.8	—	13.0	1	17.5	1
Other	2.2	—	2.0	—	8.1	—	9.5	—

Total revenue	$1,226.1	100%	$891.1	100%	$3,606.7	100%	$2,447.2	100%

Our backlog by segment is as follows:

	May 31, 2006		August 31, 2005
	(In Millions)%		(In Millions)%
E&I	$2,660.7	33%	$2,244.6	34%
E&C	3,904.5	48	3,099.9	46
Maintenance	1,214.8	15	1,227.9	18
F&M	275.0	4	130.0	2

Total backlog	$8,055.0	100%	$6,702.4	100%

Our backlog by industry sector is as follows:

	May 31, 2006		August 31, 2005
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,660.7	33%	$2,244.6	34%
Energy
Nuclear
E&C	67.6	1	85.4	1
Maintenance	901.4	11	877.2	13
Fossil Fuel
E&C	2,104.1	26	1,860.2	28
Maintenance	42.0	1	92.8	1
F&M	95.6	1
Other
E&C	46.4	—	28.1	—
F&M	81.3	1	55.5	1
Chemical
E&C	1,686.4	21	1,126.2	17
Maintenance	267.4	3	257.8	4
F&M	46.8	1	40.4	1
Other Industries
Maintenance	4.0	—	0.1	—
F&M	51.3	1	34.1	—

Total backlog	$8,055.0	100%	$6,702.4	100%

	May 31, 2006		August 31, 2005
Status of Contract	(In Millions)%		(In Millions)%
Signed contracts and commitments	$7,106.9	88%	$5,194.3	77%
Letters of intent	948.1	12	1,508.1	23

Total backlog	$8,055.0	100%	$6,702.4	100%

Backlog includes $965 million of customer furnished materials on two E&C contracts, $887 million of which is classified under letters of intent.
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
Revenues
The increases in revenues of $240.1 million and $863.5 million for the three and nine months ended May 31, 2006, respectively as compared to the three and nine months ended May 31, 2005 are primarily attributable to:
•	increases in project revenues of $214.9 million and $884.6 million for the three and nine months ended May 31, 2006 associated with providing hurricane recovery and restoration work;

•	revenues of $34.0 million and $36.0 million for the three and nine months ended May 31, 2006 from a recently consolidated joint venture providing services to the U.S. Department of Energy;

•	increases in environmental and logistic support services for the U.S. Army of $9.0 million and $23.7 million for the three and nine months ended May 31, 2006; and

•	increases in commercial construction and engineering services of $8.2 million for the three months ended May 31, 2006.
The increase in revenues for the three and nine months ended May 31, 2006 was partially offset by decreases in revenues attributed to:
•	domestic federal environmental remediation work due to a reallocation of federal environmental funding to disaster relief funding, less work being awarded under existing contracts and/or delays in funding under existing contracts;

•	the substantial completion of a major fixed price contract in fiscal 2005; and

•	project services provided to U.S. Government customers in Iraq due to a competitive bid environment arising from changes in government contracting vehicles to more fixed price opportunities.
Gross Profit and Gross Profit Percentage
Gross profit for the three months of May 31, 2006 was $45.6 million or 8.9% as compared to $22.2 million or 8.1% for the three months ended May 31, 2005. The change in gross profit and related gross profit percentage is due primarily to:
•	gross profit of $16.1 million for the three months of May 31, 2006 associated with providing hurricane recovery and restoration work;

•	the contract losses recorded on commercial construction projects in the quarter ended May 31, 2005;

•	increased gross profit from a recently consolidated joint venture providing services to the U.S. Department of Energy; and

•	increased gross profit and related percentage on non-hurricane related work resulting from indirect cost absorption arising from our overall increase in sales volumes.
The increases in gross profit and related percentage are offset by:
•	the positive impact in the quarter ended May 31, 2005, of an adjustment to the estimated costs to complete a major fixed price contract, which resulted from cessation of certain operations on the project;

•	lower gross profit and gross profit percentage from domestic federal environmental remediation work being awarded and executed this fiscal year as compared to last fiscal year, together with lower gross profit percentage earned on a higher volume of mission support services work compared to the lower volume of federal remediation work earning a higher gross profit percentage; and

•	the positive impact of gross profit and related percentage in the quarter ended May 31, 2005, due to submission of fiscal year indirect rates, negotiation of restructuring cost proposals and other indirect rates to contract direct costs.
Gross profit for the nine months of May 31, 2006 was $168.8 million or 9.9% as compared to $84.5 million or 10.1% for the nine months ended May 31, 2005. The change in gross profit and related gross profit percentage is due primarily to:
•	gross profit of $86.6 million for the nine months of May 31, 2006 as compared to $6.5 million for the nine months of May 31, 2005 associated with providing hurricane recovery and restoration work;

•	increased gross profit from a recently consolidated joint venture providing services to the U.S. Department of Energy; and

•	increased gross profit and related percentage on non-hurricane related work resulting from indirect cost absorption arising from our overall increase in sales volumes.
The increases in gross profit are offset by:
•	the positive impact in the nine months ended May 31, 2005, of an adjustment to the estimated costs to complete a major fixed price contract, which resulted from cessation of certain operations on the project;

•	the application of revised estimated governmental indirect rates to contract direct costs for the nine months ended May 31, 2006 along with the positive impact of gross profit in the nine months ended May 31, 2005, due to submission of fiscal year indirect rates, negotiation of restructuring cost proposals and other indirect rates to contract direct costs;

•	lower gross profit and gross profit percentage from domestic federal environmental remediation work being awarded and executed this fiscal year as compared to last fiscal year, together with lower gross profit percentage earned on a higher volume of mission support services work compared to the lower volume of federal remediation work earning a higher gross profit percentage; and

•	decreased project services supporting the U.S. Government customers in Iraq.
Backlog
Backlog for the E&I segment as May 31, 2006 is $2.7 billion, as compared to $2.2 billion as of August 31, 2005. The increase in backlog is primarily attributable to contracts awarded by FEMA, the U.S. Army Corps of Engineers, the Air Force Center for Environmental Excellence (AFCEE), the Department of Energy (DOE) and state and local jurisdictions. These awards have offset backlog reductions in the Middle East where opportunities for the near term have been considerably less than anticipated as funding shifts to domestic project opportunities under global government contracts. Contract work executed through the third quarter of fiscal 2006 was in line with expectations adjusted for disaster relief, emergency response, and recovery services provided by E&I. We expect backlog to remain sensitive to the levels of funding on awards related to disaster relief, emergency response, and recovery services projects through the remainder of fiscal 2006. We believe E&I is well-positioned to capitalize on opportunities in core and emerging markets with both historic and developing services and the E&I backlog will rest on our ability to win new contract awards in this highly competitive environment.
As of May 31, 2006, contracts with government agencies or entities owned by the U.S. Government and state government agencies are a predominant component of the E&I backlog, accounting for $2.4 billion or 92% of the $2.7 billion in backlog.
Revenues for the nine months ended May 31, 2006 are significantly higher than revenues of the comparable period of fiscal 2005, and we anticipate the fiscal 2006 revenues increase over fiscal 2005 will continue to grow in the remaining quarter of fiscal 2006; however we expect that revenues for the upcoming quarter will be less than that generated in any of the previous quarters of fiscal 2006. The fiscal 2006 gross profit percentage is expected to be lower than it was for fiscal 2005 due to lower than historical margins earned on certain significant disaster relief, emergency response and recovery related awards, the changing composition of work executed by E&I and the competitive nature of work won in this industry sector; but gross profit will be significantly higher in fiscal 2006 than fiscal 2005, with core E&I project work enhanced by execution of our disaster relief, emergency response and recovery services in the Gulf Coast region of the United States. In fiscal 2007 we expect that E&I revenues will stabilize at less than fiscal 2006 levels as the current disaster recovery work nears completion; however we expect that fiscal 2007 revenue levels will be well in excess of levels earned in 2005 with increases in federal and mission support services, supported by several DOE projects and from commercial, state and local project work, bolstered by awards from clients in both the public and private sectors. We expect gross profit for fiscal 2007 to be less than that earned in 2006 as we cannot anticipate the significant disaster recovery work that was earned in the current fiscal year.
E&C Segment
Revenues
The increase of $16.1 million or 5% and $102.2 million or 11% in segment revenues for the three and nine months ended May 31, 2006, respectively, as compared to the three and nine months ended May 31, 2005, respectively, is primarily attributable to:
•	increased activity in the Flue Gas Desulphurization (FGD), transmission and distribution and plant services markets of our energy business;

•	increased activities relating to major coal energy projects;

•	the commencement of major international petrochemical and ethylene plant projects, including $29 million of customer furnished materials; and

•	the progress on three refinery projects.
The increase in revenues for the three and nine months ended May 31, 2006 was partially offset by:
•	the Wolf Hollow litigation ruling resulting in $48.2 million reduction of revenue and gross profit for the 2006 periods;

•	the decrease in estimated revenue on an energy project in the United States;

•	the scheduled progress towards completion of two energy projects in the United States; and

•	the completion of a chemical project and a refinery project.
Gross Profit and Gross Profit Percentage
Gross profit for the three and nine months ended May 31, 2006 was $(39.9) million or (11.6)% and $(4.6) million or (0.5)% compared to $36.2 million or 11.1% and $85.9 million or 9.6%, respectively, for the three and nine months ended May 31, 2005, is primarily attributable to:
•	the Wolf Hollow litigation ruling reducing gross profit by $48.2 million during the 2006 periods; and

•	During the quarter ended May 31, 2006, we revised our previously estimated revenues on a project that included a schedule incentive under the contract terms for substantial completion and satisfaction of performance tests before a specified date. During the third quarter of fiscal 2006 we achieved substantial completion and satisfied performance tests after the date specified in the contract to earn the incentive resulting in a reduction of revenues and gross profit of $7.5 million for our E&C segment during the three months ending May 31, 2006. Additionally, the project incurred liquidated damages, additional completion and start-up costs, and additional costs related to subcontractors. Net of unapproved change orders and backcharges recognized in the quarter, the project incurred a charge of $28.0 million in the third quarter, inclusive of the bonus reversal.

•	the decrease in estimated revenues and increase in estimated costs on an energy project in the United States.
Five projects in our E&C segment have recorded combined revenues or, in some cases, reductions in costs, to date of $41.1 million ($22.5 million in the quarter ended May 31, 2006) related to unapproved change orders and claims on a percentage of completion basis. The amounts included in our estimated total revenues or, in some cases, reduction in costs, at completion for these five project are estimated to be a combined $51.9 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. If we collect amounts different from the amounts we have estimated, those differences will be recognized as income or loss.
The decrease in gross profit and gross profit percentage for the three and nine months ended May 31, 2006 was partially offset by:
•	higher gross profit associated with our energy projects; and

•	increased volume of proprietary technology sales and related engineering work.

•	During fiscal 2006, we changed our estimates for liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements. Our accounting for these contracts is discussed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed in “Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements.” Our revenues related to the sale of these technologies under paid-up license agreements increased with our acquisition of Badger Technologies in 2003 and its then existing portfolio of proprietary technology. Historically, our estimation approach for liability provisions resulted in a reduction of revenues in our percentage of completion computation for each contract generally equal to the maximum contractual performance liability under the contract until performance testing or other factors provided evidence of a reduction in the performance liability. This approach did not take into account historical data for estimating liability provisions on these types of contracts. Our actual experience with performance guarantees on these types of agreements currently supports estimated liability provisions that vary based on our experience with the different type of technologies for which we license and provide engineering (for example, ethyl benzene, styrene, cumene, Bisphenol A) and generally support lower liability provisions for certain technologies. Prior to February of 2006, our estimates of these performance guarantees were recorded at the maximum contractual liability until the related plant became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees would allow us to make more accurate estimates of the potential liability and, in certain circumstances, revised our recorded performance liability amount below the maximum performance liability. For the three months ended February 28, 2006, and nine months ended May 31, 2006, we recorded gross profit of $4.5 million due to changes in estimates for performance guarantees below the maximum liability. No material changes in estimates relating to performance liabilities was recorded during the quarter ending May 31, 2006. Our total estimated performance liability remaining as of May 31, 2006, is $14.7 million.
During the quarter ending May 31, 2006, $12.6 million of gross profit was recorded related to favorable changes in cost estimates on three projects. On one project the final open book cost estimate was completed, procurement orders committed and all major subcontracts were completed during the quarter; on another project, productivity trends indicated a reduction in craft labor costs; and on a third project, our performance demonstrates favorable project productivity and subcontracted cost containment.
Backlog
Backlog for the E&C segment as of May 31, 2006 is $3.9 billion, as compared to $3.1 billion as of August 31, 2005. The increase in backlog is primarily a result of a new major coal power project, FGD projects, two new ethylene projects, and continued growth of contracts in our Energy Delivery Services (EDS) business. This was partially offset by scheduled progress on major projects.
At May 31, 2006, six customers account for $3.2 billion or 80% of the $3.9 billion in backlog for the E&C segment.
We anticipate fiscal 2007 revenues to be significantly higher than fiscal 2006 levels as the E&C segment continues work on large energy projects and the continuation of work on major international chemical projects. We expect our gross profit to increase in fiscal 2007 with higher gross profit on our EPC FGD and coal projects and the commencement of major international process projects.
Maintenance Segment
Revenues
The increase in revenues of $60.2 million or 26% for the three months ended May 31, 2006 as compared to the three months ended May 31, 2005 and $129.7 million or 22% for the six months ended May 31, 2006 compared to the nine months ended May 31, 2005 is primarily attributable to:
•	revenues related to capital construction services for three customers in the chemical industry

•	revenues related to maintenance and modification services for a new customer in the energy industry, and

•	increased activity and increased scope for one major nuclear project in the United States.
The increase in revenues for the three and nine months ended May 31, 2006 were partially offset by a reduction in the amounts of maintenance services for three customers in the energy industry due to these customers’ seasonal schedules of refueling outages and the successful completion of a decommissioning project in the energy industry.

Gross Profit and Gross Profit Percentage
Gross profit for the three months ended May 31, 2006 was $9.6 million or 3.2% compared to $10.1 million or 4.3% for the three months ended May 31, 2005. The decrease in gross profit and gross profit percentage is due to a reduction of our estimate of total performance incentive fees on a an energy project in the United States, which resulted in a reduction of revenues and gross profit. This was partially offset by the increase in capital construction services for chemical industry customers, which is being executed at a higher gross profit than the routine maintenance services. In addition, these capital construction service revenues have increased the overall revenue volume of the Maintenance segment without a corresponding increase in operating expenses creating a larger gross profit percentage for the segment.
Gross profit for the nine months ended May 31, 2006 was $29.3 million or 4.1% compared to $20.1 million or 3.5% for the nine months ended May 31, 2005. This increase in gross profit and gross profit percentage is primarily due to the increase in capital construction services in the chemical industry as noted above.
Backlog
Backlog decreased $13.0 million since August 31, 2005. The decrease in backlog was due to progress on existing contracts offset, in part, by two new awards in the chemical industry and two new awards in the energy industry. Our first award in the chemical industry is to provide restoration services on two natural gas processing plants that were damaged by Hurricane Rita. Our second award in the chemical industry is to provide routine maintenance services to an existing customer, which is a result of cross selling efforts across the Company. Our first award in the energy industry is to provide maintenance, modifications, and construction services for two nuclear power plants for a new customer while our second award in the energy industry is to also provide maintenance, modification, and construction services along with other support services to a new customer.
At May 31, 2006, four customers account for $0.8 billion or 67% of the $1.2 billion in backlog for Maintenance.
We anticipate fiscal 2007 revenues to be higher than fiscal 2006 levels as we continue to provide additional services for current and new customers in the energy and chemical industries. We expect our gross profit to increase in fiscal 2007, with a higher volume of capital construction services expected to be performed in fiscal 2007.
F&M Segment
Revenues
The increase in revenues of $18.6 million or 34% and $64.1 million or 46% for the three months and nine months ended May 31, 2006 as compared to the three months and nine months ended May 31, 2005 is primarily attributable to significant new contract awards from the energy and chemical industries and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
The increase in revenues is also due to a change in the method of eliminating intersegment revenues. Our F&M segment performs pipe fabrication work on several E&C jobs. We have previously classified these revenues as “intersegment revenues” and eliminated them from our F&M segment; however, the gross profit from these sales remained within the F&M segment. The company is now segmenting the E&C contracts and the revenue from the pipe fabrication portion of the contract will remain in the F&M segment. As a result, the F&M or E&C’s gross profit and gross profit % is lower for the three and nine month period ended May 31, 2006.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended May 31, 2006 was $17.6 million or 24.1% compared to $10.3 million or 18.8% for the three months ended May 31, 2005. Gross profit for the nine months ended May 31, 2006 was $44.9 million or 22.2% compared to $29.1 million or 21.0% for the nine months ended May 31, 2005. The increase in gross profit for both periods was primarily attributable to the increase in volume due primarily to the pass through of a significant increase in the price of raw materials, the settlement of a $3 million claim against a customer for delays in the delivery of materials and drawings and an increase in the profitability of the domestic manufacturing and distribution business and the domestic fabrication facilities due to improved cost controls.
Backlog
Backlog for the F&M segment as of May 31, 2006 was $275.0 million, as compared to $130.0 million as of August 31, 2005. The increase in backlog includes approximately $244.5 million in new contracts and increases in scope during the nine months ended May 31, 2006. Based on our market outlook, we expect revenues and gross profit to remain near current levels for the remainder of fiscal 2006 and fiscal 2007 given the increased demand resulting from expected new contract awards and the continued shortage of materials available in the manufacturing and distribution markets worldwide.

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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
General and administrative expenses	$52,320	$49,575	$162,252	$140,559
Interest expense	(4,897)	(7,338)	(13,261)	(26,683)
Interest income	794	1,338	4,273	3,789
Other income (expense), net	589	476	(291)	1,293
Earnings (losses) from unconsolidated entities, net of income taxes	(463)	616	674	2,743
Income (loss) from and impairment of discontinued operations, net of income taxes	106	(556)	(129)	(1,439)
The increase in general and administrative expenses of $2.7 million and $21.7 million during the three and nine months ended May 31, 2006 compared to the same period in fiscal 2005 includes an increase in other employee compensation and the impact of our adoption of SFAS 123(R) under the modified prospective method. The adoption of SFAS 123(R) requires the recognition of stock-based compensation related to stock options in our results of operations for the three and nine months ended May 31, 2006, as compared to the same period of fiscal 2005 when we accounted for this stock-based compensation in accordance with APB Opinion No. 25. As of May 31, 2006, there was $16.9 million of unrecognized compensation costs related to stock options which is expected to be recognized over a weighted-average period of 2.8 years. We anticipate general and administrative expenses for the remainder of fiscal 2006 to be higher than the comparable periods of fiscal 2005.
Our general and administrative expenses for the third quarter of fiscal 2006 reflect a decrease in our incentive compensation cost to reflect our performance against the plan criteria for the nine month period. The reduction of expense in the current quarter includes amounts recorded during the first half of fiscal 2006.
General and administrative expenses for the nine months ended May 31, 2006 also includes $4.5 million of expenses related to costs associated with a potential acquisition. We defer certain third party costs directly attributable to our efforts on potential acquisitions. During the second quarter of fiscal 2006, we determined that it was unlikely that we would obtain a controlling interest in the potential acquisition and, therefore, expensed all costs including the amounts previously deferred, related to the incremental effort required to obtain the contemplated controlling interest (primarily financing, equity offering costs and certain due diligence costs). A portion of the costs related to due diligence continue to be deferred since we are still pursuing a strategic equity investment in this acquisition target.
The decrease in interest expense reflects the decrease in our long-term debt, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005, which was partially offset by interest due to borrowings on our Credit Facility.
The decrease in other income (expense) for the nine months ended May 31, 2006 was primarily due to the recognition of a $2.0 million gain on the sale of the assets of Shaw Power Technologies, Inc. during the nine months ended May 31, 2005.
Our effective income tax rate (benefit) for the three months and nine months ended May 31, 2006 was (47.8)% and 32.4% respectively compared to 4.0% and 110.0% for the three and nine months ended May 31, 2005, respectively. Our effective tax rate changed in the third quarter of fiscal 2006 as a result of utilization of foreign NOL’s previously reserved and the relative impact of permanent items on reduced earnings resulting primarily from the impact of the Wolf Hollow ruling (Note 11).
The decreased earnings from unconsolidated entities, net reflects the consolidation of a previously unconsolidated entity due to our acquisition of one of our joint venture partners.
Related Party Transactions
During the quarter ended May 31, 2006, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. Payments made to these companies were approximately $2.8 million and $20.2 million during the three and nine months ended May 31, 2006 and amounts due to these companies were $0.3 million as of May 31, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
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

Liquidity and Capital Resources
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	May 31,	August 31,
	2006	2005
Credit Facility	$226.4	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	5.8	6.3

Total outstanding	232.2	47.3
Less: current maturities	(5.8)	(6.4)

Total long-term revolving lines of credit	$226.4	$40.9

On October 3, 2005, we entered into Amendment I to increase our Credit Facility dated April 25, 2005, from $450.0 million to $550.0 million, then on February 27, 2006 we entered into Amendment II, which increased our Credit Facility from $550.0 million to $750.0 million, and increased our sublimits for revolving credit and financial letters of credit from $325.0 million to $425.0 million, which will retract to $375.0 million on August 27, 2007. The amendments retained the original term of the agreement, which is five years and commenced on April 25, 2005. Readers should refer to Note 8 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of May 31, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 8 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Total Credit Facility	$750.0
Less: outstanding performance letters of credit	(262.5)
Less: outstanding financial letters of credit	(43.1)
Less: outstanding revolving credit loans	(226.4)

Remaining availability for performance letters of credit	$218.0

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$425.0
Less: outstanding financial letters of credit	(43.1)
Less: outstanding revolving credit loans	(226.4)

Remaining availability for financial letters of credit and revolving credit loans	$155.5

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($750.0 million as of May 31, 2006) less outstanding performance letters of credit or the portion of the Credit Facility ($425.0 million as of May 31, 2006) available for financial letters of credit and revolving credit loans. The Credit Facility availability is also subject to a borrowing base calculation as mentioned above.
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
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. The weighted-average interest rate on the Credit Facility was 7.16% and 7.04% for the three and nine months ended May 31, 2006. As of May 31, 2006, we had outstanding letters of credit (inclusive of both domestic financial and domestic performance) of approximately $305.6 million under our Credit Facility as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit was approximately $1.3 million and $3.4 million for the three and nine months ended May 31, 2006 compared to $1.4 million and $2.4 million for the three and nine months ended May 31, 2005.
As of May 31, 2006, we were in compliance with the covenants contained in the Credit Facility.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	May 31,	August 31,
	2006	2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,552	$6,253
Outstanding:
Letters of credit	(3,417)	(4,072)
Short-term revolving lines of credit	(15)	(57)

Total outstanding	(3,432)	(4,129)

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$3,120	$2,124

Weighted-average interest rate	6.50%	6.75%
As of May 31, 2006, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $5.8 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.4% to 7.6% as of May 31, 2006. We also have a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving line of credit and term loan of $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.25% to 6.50% as of August 31, 2005.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million unsecured standby letter of credit facility with a bank. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of May 31, 2006, there were no outstanding letters of credit under this facility.
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
As of May 31, 2006, we had cash and cash equivalents of $137.3 million, which included $19.7 million of restricted and escrowed cash, and $155.5 million of availability under our $750.0 million Credit Facility to fund operations. We also have a shelf registration statement with $236.1 million available for the issuance of any combination of equity or debt securities if needed. In addition, the hurricane disaster recovery work has increased the amounts due from government agencies or entities owned by the U.S. Government, primarily FEMA and the U.S. Army Corps of Engineers. While we have a significant history of recovering amounts related to work performed for the U.S. government, the current circumstances increase the uncertainties in estimating the amounts we will actually recover under existing contracts for work we have already performed. If our estimated amounts recoverable on these projects differ from the amounts ultimately collected, those differences will be recognized as income or loss and our earnings and cash flows could be materially impacted. Management believes cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under our Credit Facility, and if necessary, available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.
Cash flow for Nine Months ended May 31, 2006 versus Nine Months ended May 31, 2005
The following table sets forth the cash flows for the nine months ended May 31, (in thousands):

	2006	2005
Cash flow provided by (used in) operations	$(238,750)	$62,992
Cash flow provided by (used in) investing	111,825	(142,125)
Cash flow provided by (used in) financing	183,084	17,620
Cash from consolidation of variable interest entities previously unconsolidated	2,098	1,343
Effect of foreign exchange rate changes on cash	2,583	(1,029)
Operating Cash Flow
Net operating cash flows decreased by $301.7 million during the nine months ended May 31, 2006 compared to the same period in fiscal 2005. The decrease is due primarily to providing hurricane disaster recovery work. In executing our disaster recovery work associated with Hurricanes Katrina and Rita, we have experienced payment terms with subcontractors generally shorter than historical levels reflecting a tight market for delivery of services and supplies into the disaster affected area. In contrast, we have experienced significantly slower historical receipts for our services as final contract terms are resolved with customers and our state and local government customers await federal relief funds. The extended periods to collect payment for our services combined with a significant increase in the volume of work on these disaster relief efforts have resulted in a use of cash and reduction in operating cash flows during the fiscal year. The decrease in net operating cash flows in fiscal 2006 was also impacted by the disbursement of funds associated with one project in the United States, which achieved substantial completion during the third quarter of fiscal year 2006. Partially offsetting these decreases were cash receipts related to claims recovery of approximately $59.3 million.
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
Investing Cash Flows
Cash provided by investing activities increased $254.0 million from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. Significant cash was deposited into restricted and escrowed cash accounts, primarily to set aside funding for one project in the United States during the first half of fiscal 2005 as compared to significant cash received from the withdrawal of funds from restricted and escrowed cash accounts associated with completion of that project during the three quarters ended May 31, 2006.
Financing Cash Flows
Net financing cash flows increased $165.5 million from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. Higher amounts of cash were provided by net proceeds from our revolving credit agreements during the first half of fiscal 2006 as compared to the first half of fiscal 2005.
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
During the second quarter of fiscal 2005, we entered into a guarantee agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of May 31, 2006, the maximum exposure amount has decreased to $60.0 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. As of May 31, 2006 and August 31, 2005, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of May 31, 2006, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of May 31, 2006, we had recorded an immaterial liability and corresponding asset related to this guarantee.
Commercial Commitments
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances, certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At May 31, 2006, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$309.0	15.9	223.7	42.4	27.0
Surety bonds	479.5	268.1	201.0	0.1	10.3

Total Commercial Commitments	$788.5	$284.0	$424.7	$42.5	$37.3

Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to May 31, 2006.
As of May 31, 2006 and August 31, 2005, we had total letters of credit of $309.0 million and $247.7 million, respectively. Of the amount of outstanding letters of credit at May 31, 2006, $262.5 million were issued to customers in connection with contracts. Of the $262.5 million, five customers held $204.0 million or 78% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $53.0 million. There were no draws under these letters of credit for the three and nine months ended May 31, 2006.
As of May 31, 2006 and August 31, 2005, we had total surety bonds of $479.5 million and $420.8 million, respectively. However, based on our percentage of completion on contracts covered by these surety bonds, our estimated potential liability as of May 31, 2006 and August 31, 2005 was $319.2 million and $123.1 million, respectively. The $196.1 million increase is due primarily to required surety bond coverage on one of our large projects during the second fiscal quarter of 2006 as well as additional required coverage for our disaster relief, emergency response and recovery services.
Fees related to these commercial commitments were $2.9 million and $15.7 million for the three and nine months ended May 31, 2006 as compared to $2.2 million and $7.6 million for the same periods in fiscal 2005 and were recorded in the accompanying condensed consolidated statements of operations.
See Note 8 to our condensed consolidated financial statements for a discussion of long-term debt, and Note 13 for a discussion of contingencies and commitments.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 18 in Part I.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency risk.
Interest Rate Risk
We are exposed to the risk of changes in interest rates, primarily in the U.S. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk.
Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $750.0 million limit of this facility. At May 31, 2006, letters of credit of approximately $305.6 million were outstanding and long-term revolving credit loans outstanding under the Credit Facility were $226.4 million. At May 31, 2006, the interest rate on our primary Credit Facility was 7.36% with an availability of $155.5 million (see Note 8 to our condensed consolidated financial statements).
As of May 31, 2006, our variable rate debt was $223.7 million, with a weighted average interest rate of 7.36%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.
The estimated fair value of our long-term debt, excluding capital leases and borrowings on our Credit Facility, as of May 31, 2006 and August 31, 2005 was approximately $25.1 million and $24.0 million, respectively, based generally on the current market prices of such debt.
Foreign Currency Risk
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of May 31, 2006, we had nine forward exchange contracts outstanding as hedges of certain commitments of foreign subsidiaries.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of May 31, 2006.
During the third quarter, we discovered that the recognition of revenue on one contract accounted for under the percentage-of-completion method was overstated due to a clerical error in the computation. The error occurred because a key control, the review of the calculation, that would have detected the overstatement did not operate correctly. In addition, we misapplied GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary. The appropriate accounting personnel did not identify the misapplication of the accounting guidance in FIN 46(R), which led to a misallocation of minority interest losses on the income statement, resulting in an overstatement of net income. The Company’s condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006 have been restated to correct these two errors described above.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter of the fiscal year ending August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management and the Audit Committee are currently evaluating the remediation steps necessary to address the two material weaknesses discussed above. Subsequent to May 31, 2006, we have initiated an assessment of our internal controls to determine the recommendations to be presented to our Chief Executive Officer, Chief Financial Officer and the Audit Committee in order to remediate these two material weaknesses.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On July 6, 2006, The Shaw Group Inc. (the “Company”) entered into an Employment Agreement with G. Patrick Thompson, the Senior Vice President and Chief Administrative Officer of the Company (the “Agreement”). This Agreement supercedes and replaces the Employment Agreement of G. Patrick Thompson, as amended through May 17, 2006, a summary of which was included in the Company’s Current Report on Form 8-K filed on May 17, 2006. The Agreement is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference to such Exhibit 10.3.
The terms and conditions contained in the Agreement that are material to the Company are that: (1) Mr. Thompson will serve as the Senior Vice President and Chief Administrative Officer of the Company, with such duties and responsibilities as assigned by the Board of Directors; provided that, such duties are consistent with the customary duties of such position, for a two year term that automatically renews each day for two years so that on any given day, the remaining term of such Agreement is two years; (2) Notwithstanding the foregoing, the Company or Mr. Thompson may give notice at any time that the Agreement will not be further renewed from and after a subsequent date specified in the notice, in which event the term of the Agreement shall become fixed and the Agreement shall terminate on the third anniversary of the fixed term date; (3) Mr. Thompson’s base salary will be his base salary as of the date of the Agreement, which may be increased by the Board of Directors but may not be decreased unless Mr. Thompson consents; (4) Mr. Thompson will participate in the Company’s bonus plan; (5) Mr. Thompson will receive additional benefits including participation in the various employee benefit plans or programs that are made available to employees; (6) The Agreement may be terminated prior to the end of its term for various reasons set forth and defined in the Agreement including Resignation other than for Good Reason, Resignation for Good Reason, Death, Disability and Discharge for various reasons including Misconduct and Disability (as such terms are defined in the Agreement); (7) Mr. Thompson will receive (i) a lump sum cash payment in the amount equal to the product of his base compensation in effect immediately prior to his termination multiplied by the remaining term, and (ii) a lump sum cash payment equal to the product of his highest bonus paid during the most recent two years immediately prior to the date of termination multiplied by the remaining term, and (iii) he will be considered immediately and totally vested in all options, restricted stock and similar awards previously made to him upon the occurrence of any of the following: his resignation for Good Reason (as defined in the Agreement) or discharge for any reason other than Misconduct or Disability (as defined in the Agreement); (8) If Mr. Thompson’s employment is terminated due to his death, his surviving spouse or estate will receive one year of his base compensation and one year of paid group health and dental insurance benefits shall be paid for his surviving spouse and minor children, and in addition, Mr. Thompson shall be considered as immediately and totally vested in any and all options, restricted stock and similar awards; and (9) During and after the term of the his employment, to the extent allowed by applicable law, Mr. Thompson will not disclose any of the Company’s confidential, proprietary or non-public information and will not compete with the Company or solicit the Company’s customers or distributors for a period of two years after termination of his employment.
On April 6, 2006, at a regular meeting of the Board of Directors of The Shaw Group Inc., a Louisiana corporation (the “Company”), the Company’s Board of Directors approved (i) an amendment to the Company’s 2001 Employee Incentive Compensation Plan (the “2001 Employee Plan”) to provide for a minimum three-year vesting period for restricted stock awards made under the 2001 Employee Plan after the date of the amendment, subject to certain exceptions as described in more detail below; (ii) an amendment to the existing form of award agreement for outstanding and new awards of stock options under the 2001 Employee Plan to provide for acceleration of the vesting of all unexpired, but unvested options upon the death of an employee/participant; and (iii) an amendment to the Company’s 2005 Non-Employee Director Stock Incentive Plan (the “2005 Director Plan”) to provide for an increase in the vesting period for phantom shares awarded after the date of the amendment from one (1) to three (3) years.
2001 Employee Plan
Restricted Stock
Pursuant to an amendment to the 2001 Employee Plan adopted by the Company’s Board of Directors, each award of restricted stock made pursuant to such plan after the date of such amendment must have a minimum vesting period of three (3) years provided, that over such three (3) year period, vesting of the award may be in three (3) equal annual installments of 33 1/3% each, beginning one (1) year from the date of grant; provided, however, that such minimum three-year period shall not apply to restricted stock awards made in connection with a participant’s hiring by the Company or any of its subsidiaries. Restricted stock awards made in connection with a participant’s hiring and not subject to the three-year minimum vesting period must not, however, in the aggregate, exceed five (5%) percent of the total number of shares of common stock reserved for issuance under the 2001 Employee Plan.
A copy of the 2001 Employee Plan, as amended and restated through April 6, 2006, is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference to such Exhibit 10.4.

Stock Options
The Company’s Board of Directors has also approved an amendment to the existing form of agreements for outstanding and future awards of stock options under the 2001 Employee Plan to provide that any unexpired, unvested portion of a stock option awarded under the 2001 Employee Plan shall automatically accelerate and become fully vested and exercisable in the event of the death of the employee/participant.
The amended and restated forms of Non-Qualified Stock Option Agreement and Incentive Stock Option Agreement are attached to this Quarterly Report or Form 10-Q as Exhibits 10.5 and 10.6, respectively and are incorporated herein by reference to such Exhibits.
2005 Director Plan
The Company’s Board of Directors approved an amendment to the 2005 Director Plan to provide that future awards of phantom shares thereunder shall vest in three (3) equal annual installments of 33 1/3% each, rather than the one (1) year vesting period presently provided under the 2005 Director Plan; provided, however, that such vesting period shall be automatically accelerated in the event a director for any reason ceases to be a member of the Board of Directors more than one (1) year from the effective date of the applicable phantom stock award.
A copy of the 2005 Director Plan, as amended and restated through April 6, 2006, is attached to this Quarterly Report or Form 10-Q as Exhibit 10.7, and is incorporated herein by reference to such Exhibit. A revised award agreement for phantom stock awards under the 2005 Director Plan, reflecting such amendment to the 2005 Director Plan, is attached to this Quarterly Report on Form 10-Q as Exhibit 10.8, and is incorporated herein by reference to such Exhibit.
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

3.4
Amended and Restated By-Laws of the Company, a composite including all amendments and supplements through October 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

3.5
Supplement to Amended and Restated By-Laws of the Company dated October 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, as amended).

10.1
Amendment No. 3 dated June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (filed herewith).

10.2	Employment Agreement of David P. Barry, effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).

10.3	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006 (filed herewith).

10.4	2001 Employee Incentive Compensation Plan (as amended and restated through April 6, 2006) (filed herewith).

10.5	Form (as amended and restated) of Non-Qualified Stock Option Agreement under the 2001 Employee Incentive Compensation Plan (filed herewith).

10.6	Form (as amended and restated) of Incentive Stock Option Agreement under the 2001 Employee Incentive Compensation Plan (filed herewith).

10.7	2005 Non-Employee Director Stock Incentive Plan (as amended and restated through April 6, 2006) (filed herewith).

10.8	Form (as amended and restated) of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

THE SHAW GROUP INC.
Dated: July 10, 2006	/s/ Robert L. Belk
Robert L. Belk
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX
     Form 10-Q Quarterly Report for the Quarterly Period ended May 31, 2006.
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

3.4
Amended and Restated By-Laws of the Company, a composite including all amendments and supplements through October 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

3.5
Supplement to Amended and Restated By-Laws of the Company dated October 16, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, as amended).

10.1
Amendment No. 3 dated June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (filed herewith).

10.2	Employment Agreement of David P. Barry effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).

10.3	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006 (filed herewith).

10.4	2001 Employee Incentive Compensation Plan (as amended and restated through April 6, 2006) (filed herewith).

10.5	Form (as amended and restated) of Non-Qualified Stock Option Agreement under the 2001 Employee Incentive Compensation Plan (filed herewith).

10.6	Form (as amended and restated) of Incentive Stock Option Agreement under the 2001 Employee Incentive Compensation Plan (filed herewith).

10.7	2005 Non-Employee Director Stock Incentive Plan (as amended and restated through April 6, 2006) (filed herewith).

10.8	Form (as amended and restated) of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).