Form 10-K
period 2006-08-31
SHAW GROUP INC
filed 2006-10-31
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated file” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1.6 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on August 31, 2006, the last business day of the registrant’s most recently completed fiscal quarter).
The number of shares of the Registrant’s common stock outstanding at October 26, 2006 was 80,489,113.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of August 31, 2006, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY STATEMENT
The financial statements included in this Form 10-K reflect a restatement to correct for an error in the accounting for share-based compensation expense relating to certain stock options awarded in 2000. The net aggregate amount of share-based compensation expense for all fiscal years from 2001 through 2005 is approximately $21.3 million ($16.2 million net of tax). The financial statements also reflect a restatement to correct for errors in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of Shaw UK’s (a foreign subsidiary of The Shaw Group Inc.) defined benefit plan. The aggregate amount of periodic pension service cost and net income for fiscal years from 2003 through 2005 is approximately $2.5 million. These restatements resulted in a reduction of net income for each year, and to previously reported shareholders’ equity for each subsequent period.
On October 30, 2006, we issued a press release announcing the planned restatement of our consolidated financial statements for the years ended August 31, 2001 through 2005 to correct for an error in the accounting for stock-based compensation expense relating to certain stock options awarded in 2000. As previously announced in a press release dated October 3, 2006, we initiated an internal evaluation of our stock option grant practices. In light of recent publicity involving option grants at numerous companies, our management, along with the Audit Committee of the Board of Directors, instructed our internal audit department to undertake a review of stock option awards to ensure all awards were properly authorized by the Compensation Committee and the Board of Directors. The internal audit department presented its findings at a meeting conducted on August 16, 2006, and concluded together with the Audit Committee and management that neither we nor any employee engaged in “backdating” or “spring loading” activities with regard to past option grants.
Subsequent to the August 2006 Audit Committee meeting, on September 19, 2006, the Office of the Chief Accountant of the SEC provided clarifying staff guidance regarding the appropriate measurement date for stock option grants pursuant to the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In order to ensure that our accounting for stock option grants was compliant with this most recent staff guidance, we undertook a further review of our accounting for stock option grants to ensure all awards reflected the proper measurement date. While our recently completed review confirmed that no backdating or spring loading of stock options occurred, we discovered that, with regard to our Fiscal 2000 stock option awards, we did not use the proper measurement date for accounting purposes in accordance with APB 25 and the recently released guidance.
On July 28, 2000, the Compensation Committee and the Board authorized a pool of approximately one million shares (two million shares split-adjusted) at a strike price of $42 per share, and vested discretion in management to award these options to key employees. The recently released SEC guidance indicates that if management is granted discretion to allocate specific awards to individual employees, the proper measurement date for the awards should be the date upon which the list of the recipients and specific allocations was finalized, rather than the date that the Compensation Committee initially approved the award. Our review determined that a final list of option recipients and allocations was not completed as of the original measurement date used to account for the awards.
As a result, management and the Audit Committee concluded on October 27, 2006 that the accounting measurement dates for certain stock option awards during Fiscal 2000 were determined in error. The correct measurement date should have been November 27, 2000 when the stock price was $71.76 per share ($35.88 per share split-adjusted). We will record a non-cash, stock-based compensation expense over the awards’ four year vesting period of 2001-2004. The net aggregate amount of stock-based compensation expense for all fiscal years from 2001 through 2005 is approximately $21.3 million ($16.2 million net of tax).
Also on October 30, 2006, we announced that we will restate our consolidated financial statements for the years ended August 31, 2003 through 2005 to correct for errors in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of Shaw UK Limited’s (one of our foreign subsidiaries) defined benefit plan. In connection with workforce reductions in 2003, 2004 and 2005, we offered certain terminated employees an enhanced early retirement benefit that provided immediate retirement benefit payments. However, these terminations and the related impact on our pension expense and pension liability were not reflected in our consolidated financial statements. The aggregate amount of periodic pension service cost and net income for fiscal years from 2003 through 2005 is approximately $2.5 million.
As a result of the above restatements, certain information in Items 6 and 8 of Part II have been amended and restated for fiscal years 2005, 2004, 2003 and 2002, in each case, primarily as a result of and to reflect these restatements, except for certain reclassifications that have also been made to prior year information to help conform to current year presentation. See Notes 1 and 25 of our consolidated financial statement for further details.

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Annual Report on Form 10-K that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions) are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties mentioned in Item 1A. of this Form-10-K. We urge you to carefully review our reports and registration statements at www.shawgrp.com filed by us with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise publicly any forward-looking statements.
Item 1. Business
General
The Shaw Group Inc. was founded in 1987 by Jim Bernhard, Chairman and Chief Executive Officer, and two colleagues as a fabrication shop in Baton Rouge, Louisiana. We have evolved into a diverse engineering, technology, construction, fabrication, environmental and industrial services organization. We provide our services to a diverse customer base that includes federal agencies, federally owned entities, state and local governments, large domestic and non-domestic commercial customers and other private sector clients. Approximately 22,000 employees deliver our services through a network of over 180 locations, including approximately 22 international locations and approximately 22 fabrication and manufacturing facilities. Our fiscal 2006 revenues were approximately $4.8 billion.
Through organic growth and a series of strategic acquisitions, we have significantly expanded our expertise and the breadth of our service offerings. In July 2000, we acquired the assets of Stone & Webster, a leading global provider of engineering, procurement, construction and consulting services to the energy, chemical, environmental and infrastructure industries. When combined with our existing pipe fabrication and construction capabilities, this acquisition transformed us into a vertically-integrated provider of engineering, procurement and construction services. In May 2002, we significantly increased our position in the environmental and infrastructure markets, particularly in the federal services sector, through the acquisition of the assets of the IT Group. This acquisition further diversified our end market, customer and contract mix and provided new opportunities to cross-sell services, such as environmental remediation services, to our existing energy and chemical EPC customers. We have acquired and developed significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and a number of environmental technologies related to decontamination. At August 31, 2006, our backlog of approximately $9.1 billion was broadly diversified in terms of customer concentration, end markets served and services provided. Approximately 60% of this backlog was comprised of “cost-plus” contracts compared to 70% of “cost-plus” contracts comprising backlog at August 31, 2005.
Recent Developments
We announced the completion, in October 2006, of our acquisition of a 20% investment in Westinghouse Electric Company, the world’s premier provider of power generating technology, equipment, licensing expertise, fuel and services for nuclear plants. Toshiba Corporation, which owns 77% of Westinghouse, is a technology leader and a diversified manufacturer of advanced electronic and electrical products. The remaining 3% is held by Ishikawajima-Harima Heavy Industries Co. Ltd. (IHI), one of Japan’s leading heavy equipment manufacturers and the supplier of reactor pressure vessels for all the boiling water reactor nuclear power systems in Japan where Toshiba was the prime contractor.
In connection with the acquisition agreement, we will have obtained certain exclusive opportunities to perform engineering, procurement and construction services and supply piping for future Westinghouse advanced passive AP1000 nuclear projects. Combined with our leadership in the nuclear industry for engineering, construction, procurement, maintenance, and pipe fabrication, we believe this investment will solidify our position in the nuclear plant life cycle.
Shaw and Westinghouse have enjoyed a long and beneficial association. We collaborated to bring about the nation’s first commercial nuclear power plant—the 260 megawatt reactor at Shippingport, Pennsylvania. Since then, we have worked together on several nuclear projects in the U.S. and have proposed four new reactors in China.
Westinghouse technology is the basis for approximately 60% of the nation’s and approximately 50% of the world’s nuclear reactors; Westinghouse technology makes up three of the four designs certified by the U.S. Nuclear Regulatory Commission and is proposed for 10 new domestic plants; we have performed the architect-engineer role on 17 nuclear units in the U.S.; we are working on the restart of TVA’s Browns Ferry Unit 1 in Alabama which to our knowledge is the largest nuclear construction project underway in this Hemisphere; we currently provide maintenance services for nearly 40% of the nuclear generating facilities in the U.S. We are certified to perform all required construction activities for ASME nuclear components and supplied piping to more than half of the nation’s 103 nuclear plants.
This acquisition was funded through the issuance of approximately $1.1 billion principal amount of Japanese Yen - denominated bonds placed in the Japanese market.
Operating Segments
Segment revenue and profit information, additional financial data and commentary on recent financial results for operating segments are provided in Note 15 to the consolidated financial statements and in the Management Discussion and Analysis.
Operating businesses that are reported as segments include Environmental and Infrastructure (E&I), Energy and Chemicals (E&C), Fabrication and Manufacturing (F&M), and Maintenance. A summary description of each of our operating segments follows.
E&I Segment
The E&I segment provides services including the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. This segment also provides project and facilities management and other related services for non-environmental construction, watershed restoration, emergency response services and outsourcing of privatization markets. Infrastructure services provide program management, operations and maintenance solutions to support and enhance domestic and global land, water and air transportation systems while meeting the financial, operational, safety and security objectives of federal, state and local agency clients, as well as those of commercial port and marine facilities.
Federal
Core Services. The core services of our federal business are the delivery of environmental restoration, regulatory compliance, facilities management, emergency response, and design and construction services to U.S. government agencies, such as the Department of Defense (DOD), the Department of Energy (DOE), the Environmental Protection Agency (EPA), and the Federal Emergency Management Agency (FEMA). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) and the Resource Conversation and Recovery Act of 1976, as amended (RCRA). Regulatory compliance activities are centered on providing professional services to support customer compliance with the requirements of the Clean Water Act, Clean Air Act, Toxic Substances Control Act and RCRA. For the DOE, we are presently working on several former nuclear-weapons production facilities where we provide engineering, construction and construction management for nuclear activities. For the DOD, we are involved in projects at several Superfund sites and Formerly Utilized Sites Remedial Action Program (FUSRAP) sites managed by the U.S. Army Corps of Engineers. The DOD is increasingly using performance based contracting vehicles, including guaranteed fixed-price contracts, wherein we assume responsibility for cleanup and regulatory closure of contaminated sites for a firm fixed-price. We purchase environmental insurance to provide protection from unanticipated cost growth due to unknown site conditions, changes in regulatory requirements and other project risks. For the Department of the Army, we are working on the chemical demilitarization program at several sites.
Unexploded Ordnance and Explosives (UXO). The DOD’s fiscal requirements for conventional ordnance and explosives clean-up on closed military installations and ranges will exceed current government funding. The Military Munitions Response Program will drive an increasing focus and ensure a steady stream of funding for this DOD initiative. We continue to be awarded UXO clean up projects through our existing environmental remediation contracts, and are pursuing new contracts for UXO remediation scheduled for release in fiscal 2007. We intend to leverage capabilities gained from UXO removal projects to pursue additional work in range operations and support.
Performance Based Contracting (PBC). The DOD continues to increase the use of performance based contracts, including guaranteed fixed-price with environmental remediation insurance (GFPRI) vehicles. Beginning in fiscal 2004, Shaw established a leadership position in this market, and is well-positioned to increase our market share as traditional cost plus remediation contracting vehicles are concluded.
Base Realignment and Closure (BRAC). As a result of the 2005 round of BRAC, there will be many opportunities to restore contaminated properties once owned by the government. In conjunction with our Environmental Liabilities Solutions business, we will pursue opportunities for commercial development of such sites.
Facilities Management Services. Our Facilities Management business provides integrated planning, operations, and maintenance services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction, and maintaining public safety services including police, fire and emergency services. Our customers include the DOE, NASA, the U.S. Army, and the U.S. Navy.
Nuclear Services. A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases and to restoring former nuclear weapons facilities. The DOD has stated there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to remediate areas contaminated with hazardous and radioactive waste. We continue to provide engineering and project leadership support to other DOE nuclear programs such as Mixed Oxide Fuel Fabrication and Yucca Mountain.
Commercial, State and Local
Commercial, State and Local services provide environmental consulting, engineering and construction services to private-sector and state and local government customers. Core services of the Commercial Consulting and Engineering and Construction Groups include engineering, consulting and turnkey management services. These services include complete life cycle management, construction management, Operation and Maintenance (O&M) services, and environmental services including emergency response and high hazard and toxic waste cleanups and on-site remedial activities. Commercial, state and local provides full service capability, including site selection, permitting, design, build, operation, decontamination, demolition, remediation and redevelopment. Our services range from initial studies to designing and constructing in-water remediation projects, marine terminals and navigation improvements. Our E&I segment offers complete life cycle management of solid waste, employing capabilities that range from site investigation through landfill design and construction to post-closure operations and maintenance or redevelopment.

Solid Waste Service. Through our solid waste service line, we provide a variety of services, including engineering, permitting, design/build construction, equipment fabrication, landfill products, sampling, monitoring, and facility and system operation and maintenance, principally to the owners and operators of municipal solid waste landfills.
Coastal and Natural Resource Restoration. We have performed wetland-related work in the Everglades, Chesapeake Bay area, and other areas throughout the U.S., and we maintain the expertise and resources to continue to benefit from this expanding segment. New opportunities are present in both the federal and commercial markets for these types of projects. For example, the Coastal Wetlands Planning Protection and Restoration Act provides federal funds to conserve, restore and create coastal wetlands and barrier islands. We believe our E&I segment is well-positioned to capitalize on upcoming wetlands and coastal restoration work in Louisiana and other locations throughout the U.S.
Water Quality. We see growth opportunities across a range of developing and commercial water-treatment technologies. Targeting public drinking water providers, municipal authorities and industrial waste water treatment facilities, E&I provides testing, assessments and permitting services and offers specialized equipment and water treatment systems to help meet regulatory standards. We are actively pursuing several projects in these emerging service areas and are well-positioned to participate in market opportunities as they arise.
Housing Privatization
Privatization of infrastructure assets by all levels of Government is continuing, led by the Department of Defense (DOD). The DOD continues to move towards completing privatization of military family housing and utility systems, commercial space and non-core mission critical assets through Enhanced Use Leasing. Through joint ventures established to pursue these projects, we are engaged in five projects to privatize approximately 8,000 housing units. Under the terms of these contracts, the joint venture acquires property and/or enters into a long-term lease (generally 50 years with potential extensions), and is required to make improvements, including, renovations or replacement of the facilities, and to provide ongoing management and maintenance services. Initial funding for these projects is typically provided through the contribution of equity from the joint ventures and the issuance of long-term bonds, backed by project revenues which are non-recourse to us. For its services, the joint venture is paid development and construction management fees. Additionally, the joint venture receives regular rental income and associated fees for managing the asset. Upon expiration of the lease, the military retains ownership of the site and the housing. Over the next several years we anticipate that the trend to privatize non-core mission critical assets will continue, providing opportunities for growth.
Infrastructure
Transportation. The Safe, Accountable, Flexible and Efficient Transportation Equity Act--A Legacy for Users SAFETEA-LU legislation brings tremendous funding potential to the transportation market. By leveraging Shaw’s corporate capabilities, we can participate in large scale and localized infrastructure projects, by partnering with government agencies and with private entities. We offer financing solutions and design-build and operations services to our clients, so that critical needs arising from aging infrastructure, congestion and expansion requirements can be addressed. We see growth prospects in intermodal and multi-modal connector projects and in transportation security systems and expect to pursue work across the full range of transportation services offered by E&I.

Ports and Marine Facilities. We are pursuing growth opportunities in maritime engineering and design services including navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. As part of this strategy, we recently acquired a maritime engineering and design firm to enhance our portfolio of services to government and commercial port and marine facility clients. This acquisition will expand our marine infrastructure planning services and will position us to provide a full range of design, engineering and project management services to domestic and international maritime clients.
Other Markets. We also participate in markets for clients who desire to transfer environmental liabilities through two programs. We have created the “Shaw Insured Environmental Liability Distribution” or “SHIELD”tm program, a proprietary structured transaction tool that uses environmental insurance products and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities. Another subsidiary, The LandBank Group, Inc., purchases environmentally impaired properties with inherent value, purchases environmental insurance, and then remediates and/or takes other steps to improve and increase the value of the properties.
Additionally, our Science and Technology Group utilizes technology to solve environmental problems and these efforts are supported by three Company-operated laboratories. We also utilize bioreactor systems technology and have expertise in the treatment of contaminated groundwater and wastewater. Specific applications include contaminants such as perchlorate, MTBE, and high strength waste streams from food, beverage and pharmaceutical industries.
E&C Segment
The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the energy and chemical industries.
Energy
We provide a full range of engineering, construction, procurement, and technology services to energy projects on a global basis. Lack of capital expenditures over the last several years, combined with load growth has created opportunities to upgrade or develop new power plants. We are presently the market leader in Flue Gas Desulphurization (FGD) for sulfur dioxide emissions control. Also, there has been a strong uplift in demand for new clean coal-fired power plants. In addition, we expect that in the coming years our nuclear expertise will play an increasing role in our backlog growth.
Nuclear. We support the U.S. domestic nuclear industry with engineering, maintenance, and construction services. We hold a leadership position in nuclear power uprates for existing plants, having brought over 1800 megawatts of new nuclear generation to the grid. In addition, we are currently serving as architect-engineer for the National Enrichment Facility and providing engineering services in support of new nuclear plants in both Korea and Taiwan. Growth in the global nuclear power sector is anticipated, driven in large part by China and India. Our support of existing U.S. utilities coupled with our investment in Westinghouse in collaboration with Toshiba is anticipated to result in increased activity in this sector. Safe and reliable operation of existing plants, concerns associated with climate change, and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. Several domestic utilities are developing plans for new baseload nuclear generation. Plans for nearly 30 new units are under development, with the Westinghouse advanced passive AP1000 design being considered for at least 10 of them. Our existing base of nuclear services work coupled with our collaboration with Westinghouse and the AP1000 design should position us to capitalize in this sector.
Air Quality Control (AQC). Environmental regulations and the rising price of natural gas have increased the need to retrofit existing coal-fired energy plants. We have been selected to provide EPC retrofit services on many of the power plants requiring FGD for sulfur dioxide emissions control, and are the current market leader. This market is approximately $12 billion that we expect will continue to grow through 2011. The March 2005 Clean Air Interstate Rule (CAIR) issued by the EPA, which reduces the allowable sulfur dioxide emissions by 70% by 2015 and reduces emissions of nitrogen oxides by 60% by 2015 is a major driver for this market. Also, recent mercury regulations proposed in many states exceed the requirements of the federal mercury regulations and is another driver for this retrofit market. We believe we are also well-positioned and qualified to perform the EPC on many of the power plants requiring mercury control retrofits. We will continue to seek new opportunities in this market and believe our unique and recent experience in EPC execution will allow us to maintain our status as an industry leader in the retrofit of AQC systems.
Clean Coal-Fired Generation. The rise in oil prices and wide fluctuations in natural gas prices has prompted regulated energy companies in the U.S. to continue to focus on clean coal-fired plants. In fiscal 2006, we signed an EPC contract for a 600-megawatt coal unit designed to use circulating fluidized bed technology, and a second EPC contract for a 750-megawatt coal-fired unit utilizing supercritical pulverized coal technology. We are currently providing engineering services in support of the development of another 800-megawatt supercritical pulverized coal plant. We are actively engaged in the proposal phase, and are performing capacity engineering studies for several new coal projects and we expect additional project awards in the future. We expect that our experience and expertise related to these coal plants positions us for an increasing share of this market.
Gas-Fired Generation. In fiscal 2006, we completed construction of two 600-megawatt combined cycle projects with final acceptance of both expected in early fiscal 2007. In fiscal 2007, we expect a lower level of activity in the new gas-fired generation market due to the relatively high cost of natural gas.
Chemical
Our chemical work includes projects for customers primarily in the chemical, petrochemical and refining industries. Demand in the chemical industries remains strong, fueled by the strong GDP growth in China and India. Demand for oil remains strong driven by the growing middle class in China and India. We are encouraged by increasing inquiry activity in the petrochemical and refining industries. Key drivers include increasing demand for ethylene and propylene as well as the other downstream petrochemical products. We believe capital expenditures by the major oil and petrochemical companies will increase. Internationally, the Middle East and China continue to expand their petrochemical capabilities. During fiscal 2006, we were awarded two petrochemical projects in China — an ethylbenzene/styrene monomer project and a polystyrene project. Critical to this expansion is additional ethylene capacity which is one of our core technologies. We were awarded a letter of intent for an ethylene plant in Saudi Arabia in 2006 and our technology has recently been selected for a new ethylene plant in the Middle East. We also expect new petrochemical opportunities in the oil producing regions due to the higher than expected crude oil prices and the availability of lower priced natural gas in the Middle East. This is particularly true in the Kingdom of Saudi Arabia where the oil refining industry is beginning to expand into petrochemicals.
We expect that actions by the major oil and petrochemical companies to integrate refining and petrochemical facilities in order to improve profits will provide opportunities for us. In the petrochemical field, we have extensive expertise in the construction of ethylene plants which convert gas and/or liquid hydrocarbon feedstocks into ethylene, and derivative plants which provide the source of many higher-value chemical products, including packaging, pipe, polyester, antifreeze, electronics, tires and tubes. The demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier crude oils and to produce a greater number of products. Additionally, high crude oil prices and refinery capacity constraints are contributing to increasing activity in this market along with demand stimulated by clean fuels and clean air legislation. While the refining process is largely a commodity activity, the configuration of each refinery depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs. We also undertake related work in the gas-processing field, including propane dehydrogenation facilities, gas treatment facilities and liquefied natural gas plants.
Ethylene. The global demand for ethylene is growing at a rate of 4.3% per year (1.5 times GDP growth). Approximately 53% of ethylene is produced from petroleum derived naphtha, but this is changing due to the availability of low cost ethane feedstock in the Middle East region. This feedstock cost advantage has seriously impacted the economic viability of gas feed steam crackers in North America where feedstock price is controlled by natural gas pricing. New facilities will mainly be gas feed crackers based on ethane extracted from natural gas. The expansion in ethylene demand is being driven by the increased demand for polyethylene, polyesters, polystyrene and PVC, mainly from China. We expect this increase to continue. With our estimated 35% of the existing market share and only four ethylene technology licensor competitors, our Stone & Webster subsidiaries are well-positioned to seize potential new opportunities.
Refining. The refining industry is searching for new value-added products that can be produced from petroleum and is investigating integration into petrochemical facilities. We have an exclusive agreement with RIPP/Sinopec to license a key technology that encourages the refiner’s entry into the petrochemical arena. This technology is a high olefin yield, fluid catalytic cracker derived process called Deep Catalytic Cracking (DCC). This technology is of increasing interest because of its ability to produce propylene, a base chemical that is in short supply and for which demand is growing faster than that of ethylene. The petrochemical industry is concerned about the future supply of propylene. This is due to the predominant increase in ethane crackers which produce ethylene and minimal amounts of propylene which leads to the increased interest in DCC. We have licensed a large DCC unit to a confidential client in the Middle East and are in discussions with other potential clients.
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
Technology. Our proprietary olefin and refinery technologies, coupled with ethylbenzene, styrene, cumene and Bisphenol A technologies offered through our joint venture company Badger Licensing LLC now allow us to offer clients integrated refinery and petrochemicals solutions. Stone & Webster in conjunction with key alliance partners, including Badger Licensing LLC, Total Petrochemicals and Axens, offers leading technology in many sectors of the refining and petrochemical industry.
Maintenance Segment
Under operation and maintenance contracts, we perform routine and outage/turnaround maintenance including restorative, repair, renovation, modification, predictive and preventative maintenance services to customers in their facilities worldwide. Our Maintenance Division is well-positioned to assist the industrial market by providing a full range of integrated asset life cycle capabilities that complement our EPC services. We are able to provide our clients with reliability services, turnarounds & outages, small project capital construction services, tank design construction & maintenance, insulation, painting, and scaffolding services on a global basis. Our complete range of services spanning from reliability engineering to hands on maintenance expertise combine to assist our clients by increasing capacity, reducing failure, and optimizing cost ensuring the highest return on critical production assets within their facilities.
Nuclear Plant Maintenance and Modifications. The U.S. has 103 operating nuclear reactors that continue to require engineering and maintenance services to support operations and improve performance. In addition to supporting operations and improving performance, plant restarts and new plant construction provide opportunities for further expansion. Plant restarts are currently taking place in the U.S., while new plant construction is ongoing in certain foreign countries and is expected to occur in the U.S. in the future.

We also provide system-wide maintenance and modification services to 39 of the operating domestic nuclear reactors. These projects can include upgrading emission control systems and redesigning facilities to allow for the use of alternative fuels. We concentrate on more complicated, non-commodity type projects where our technology, historical know-how and project management skills can add value to the project. We believe we have a leading position in the decommissioning and decontamination business for nuclear energy plants. This business consists of shutting down and safely removing a facility from service while reducing the residual radioactivity to a level that permits release of the property for unrestricted use and termination of the nuclear energy plant license.
Fossil Plant Maintenance and Modifications. We are currently providing fossil plant maintenance services for more than a dozen plants throughout North America. Potential opportunities for further expansion into this market are very good as energy demand continues to increase and customers seek longer run time and higher reliability.
Chemical. Our Maintenance segment began primarily as a chemical-focused business and has diversified into all phases of the industrial market. We strive to be safety-driven with proactive programs that have produced world-class safety results. Our Maintenance Segment is positioned to assist the chemical industry by providing capabilities in conjunction with our EPC services. Petrochemical, ethylene and clean fuels markets will provide the best chemical growth opportunities for our Maintenance services.
F&M Segment
We believe our expertise and proven capabilities to furnish complete piping systems on-budget and on-time in this global market have established us as among the largest suppliers of fabricated piping systems for energy generation facilities in the U.S. and also a leading supplier worldwide, serving both Shaw business units and third parties. In chemical facilities, piping systems are the critical path to convert raw or feedstock materials to products. We fabricate fully-integrated piping systems and provide a full range of engineering, procurement, and construction services for chemical customers around the world.
Piping system integration accounts for a significant portion of the total man-hours associated with constructing an energy generation or a materials processing facility. We provide fabrication of complex piping systems from raw materials including carbon steel, stainless steel, and other alloys, such as nickel, titanium, and aluminum. We fabricate pipe by cutting it to lengths, welding fittings on the pipe and bending the pipe, each to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, South Carolina, Utah, the United Kingdom, Venezuela, and through joint ventures in Bahrain and China. Our fabrication facilities are capable of fabricating pipe ranging in diameter from 1/2 inch to 72 inches, with overall wall thicknesses from 1/8 inch to 7 inches. We can fabricate pipe assemblies up to 100 feet in length and weighing up to 45 tons. Our South Carolina facility is authorized to fabricate piping for nuclear energy plants and maintains a nuclear piping ASME certification.
We believe our induction pipe bending technology is one of the most advanced, sophisticated, and efficient technologies available. We utilize this technology and related equipment to bend pipe and other carbon steel and alloy items for industrial, commercial, and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening. In addition, we have commenced a robotics program that we believe will result in productivity and quality levels not previously attained in this industry. As of August 31, 2006, the robotics program is nearing the end of development and beginning to produce significant savings in labor and time in the cutting and welding processes. By utilizing robotics, as well as new welding processes and production technology, we are able to provide our customers a complete range of fabrication capabilities.
We operate a manufacturing facility in Shreveport, Louisiana, that sells its products to our E&C segment’s operations and to third parties. Manufacturing our own pipe fittings and maintaining considerable inventories of fittings and pipe enable us to realize greater efficiencies in the purchase of raw materials, reduces overall lead times, and lowers total installed costs.

We also operate several distribution centers in the U.S., which distribute our products and products manufactured by third parties. Demand for the segment’s products is typically dependent upon capital projects in the energy and chemical industries.
Discontinued Operations
On August 31, 2004, we sold our hanger engineering and pipe support businesses that manufactured and distributed specialty stainless, alloy, and carbon steel pipe fittings. The results of operations for the hanger engineering and pipe support businesses are classified as discontinued operations in the statements of operations for the year ended August 31, 2004.
During the fourth quarter of 2006 it was determined that the Shaw Robotics joint venture, which performed robotic cleaning of tanks and ships, would be terminated and its assets would be disposed by sale.
Financial Information about Segments and Geographic Areas
For detailed financial information regarding each business segment and export sales information, see Note 15 in our consolidated financial statements in Item 8 of this Form 10-K.
In addition, see item 1A of this Form 10-K report for a discussion of the risks related to our foreign operations.
Backlog
The following table provides backlog in the following industry sectors and business segments, geographic regions and status of contracts for the periods indicated.
Business Segments
Backlog by industry sector and segment is as follows:

	August 31,
	2006		2005
Industry Sector	In Millions	%	In Millions	%
Environmental and Infrastructure	$2,765.1	30%	$2,244.6	33%
Energy
E&C	3,166.4	35	1,970.1	29
Maintenance	963.0	11	973.6	15
F&M	230.4	3	55.5	1
Chemical
E&C	1,483.5	16	1,126.2	17
Maintenance	287.9	3	257.8	4
F&M	86.4	1	40.4	1
Other Industries
E&C	0.8	—	—	—
Maintenance	—	—	0.1	—
F&M	92.1	1	34.1	—

Total backlog	$9,075.6	100%	$6,702.4	100%

	August 31,
	2006		2005		2004
Geographic Region	In Millions	%	In Millions	%	In Millions	%
Domestic	$7,330.5	81%	$5,206.5	78%	$4,906.6	85%
International	1,745.1	19	1,495.9	22	859.4	15

Total backlog	$9,075.6	100%	$6,702.4	100%	$5,766.0	100%

	August 31,
	2006		2005		2004
Status of contracts	(In Millions)%		(In Millions)%		(In Millions)%
Signed contracts and commitments	$7,285.2	80%	$5,194.3	77%	$5,766.0	100%
Letters of intent	1,790.4	20%	1,508.1	23	—	—

Total backlog	$9,075.6	100%	$6,702.4	100%	$5,766.0	100%

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
We estimate that approximately 45% of our backlog at August 31, 2006 will be completed in fiscal 2007.
Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits. See Item 7 of this Form 10-K.
E&I Segment — Our E&I segment’s backlog includes the value of awarded contracts and the estimated value of unfunded work of our consolidated subsidiaries and our proportionately consolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been at least partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year or two of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on our experience with similar awards, similar customers and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards are added to backlog at 75%. The programe are monitered and estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our amount estimate of total contract value in the E&I backlog. Our backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
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

Types of Contracts
Our work is performed under fixed-price contracts and cost-reimbursable contracts, both of which may be modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to a different contract type. We focus our engineering, procurement and construction activities on cost-reimbursable and negotiated fixed-price work, as defined below. We believe these types of contracts reduce our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts are generally obtained by direct negotiation rather than by competitive bid. When we negotiate any type of contract, we usually are required to accomplish the scope of work in the time allotted; otherwise we could be assessed damages which in some cases are agreed-upon liquidated damages.
At August 31, 2006, approximately 60% of our backlog was comprised of cost-reimbursable contracts and 40% were fixed-price contracts.
Our fixed-price contracts include the following:
•	Firm fixed-price contract — A contract in which the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. As a result, we benefit from costs savings while generally being unable to recover any cost overruns on these contracts. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other events negotiated.

•	Maximum price contract — A contract which provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to adjustment by reason of our cost experience, but the adjustment would generally not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients. As a result, we partially benefit from cost savings while we generally are unable to recover cost overruns in excess of the ceiling price.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being units of work performed. Variations in unit-price contracts include the same type of variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and unit prices.
Our cost-reimbursable contracts include the following:
•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria including areas as quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our customers and regulatory audit agencies and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee consisting of two parts: (i) a fixed amount, which does not vary with performance and (ii) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or below the target. In some contracts, we may agree to share cost overruns in excess of our fee, which could result in a loss on the project.
U.S. government contracts are typically awarded through competitive bidding or negotiations pursuant to federal acquisition regulations and may involve several bidders or offerors. Government contracts also typically have annual funding limitations and are limited by public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed. Many of these contracts are multi-year IDIQ agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the client to define the scope and amount of work required. Although these contracts do not initially provide us with any specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding.
Although we generally serve as the prime contractor on our federal government contracts, or as part of a joint venture, which is the prime contractor, we also serve as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, we have entered into and expect to continue to enter into joint venture or teaming arrangements with competitors.
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
For the year ended August 31, 2006, we had revenues from five commercial customers of approximately $759.8 million, which represented 16% of our total revenues. We also had total revenues from U.S. government agencies or entities owned by the U.S. government of approximately $1.9 billion (40% of our total revenues) that included E&I segment revenues totaling approximately $1.7 billion (80% of E&I segment revenues).
Additionally, as of August 31, 2006 approximately 31% of our total backlog and approximately 89% of the E&I segment’s backlog is with U.S. government agencies or entities owned by the U.S. government. Contracts with nine separate commercial customers of the E&C segment represent approximately 42% of total backlog and 82% of E&C backlog at August 31, 2006.
For the year ended August 31, 2006, we had revenues from one customer (non-governmental) of approximately $128.9 million, which represented approximately 9% of our E&C segment’s revenues and 3% of our total revenues.
We conduct our marketing efforts principally with an in-house sales force. In addition, we engage independent contractors as agents to market to certain customers and territories. We pay our sales force a base salary plus, when applicable, an annual bonus. We pay our independent contractors on a commission basis which may also include a monthly retainer.
Raw Materials and Suppliers
For our engineering, procurement and construction services, we often rely on third party equipment manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other market price fluctuations, resulting from supply and demand imbalances. The current level of activity in many of our markets is generating higher demand for labor, materials and equipment that we rely on to execute our contracts. We expect the current tight market for these inputs to continue in 2007.

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
We purchase directly from other manufacturers, or manufacture on our own, a majority of our pipe fittings. These arrangements generally lower our pipe fabrication costs because we are often able to negotiate advantageous purchase prices as a result of the volumes of our purchases. If a manufacturer is unable to deliver the materials according to the negotiated terms, we may be required to purchase the materials from another source at a higher price. We keep items in stock at each of our facilities and transport items between our facilities as required. We obtain more specialized materials from suppliers when required for a project.
Industry Certifications
In order to perform fabrication and repairs of coded piping systems, our domestic construction operations and fabrication facilities, as well as our subsidiaries in Derby, U.K. and Maracaibo, Venezuela, maintain the required American Society of Mechanical Engineers (ASME) certification (U & PP stamps). The majority of our fabrication facilities, as well as our subsidiaries, in Derby, U.K. and Maracaibo, Venezuela have also obtained the required ASME certification (S stamp) and the National Board certification (R stamp).
Our domestic subsidiary engineering and construction operations also maintain the required ASME certification (S stamp) and the National Board repair certification (R stamp) in addition to the ASME certifications (A, PP, & U stamps) and the National Board registration certification (NB stamp) for S, A, PP, and U stamped items.
In order to perform nuclear construction, fabrication, and installation activities of ASME III Code items such as vessels, piping systems, supports, and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required ASME certifications (N, N3, NPT, & NA stamps)(NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) and National Board registration certification (NB stamp) for N & N3 stamped nuclear components.
The Laurens, South Carolina facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear energy plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material. This facility is also registered by the International Organization of Standards (ISO 9002). Substantially all of our North American engineering operations, as well as our U.K. operations, are also registered by the International Organization of Standards (ISO 9001).
Patents, Trademarks and Licenses and Other Intellectual Property
We have several items that we believe constitute valuable intellectual property. We consider our computerized project control system, SHAW-MAN™, and our web-based earned value application, SHAWTRAC™, to be proprietary assets. We believe that our Stone & Webster subsidiary has a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program.
Through Badger Licensing, we have now expanded our proprietary technology licensing business through the recent acquisition of the Shell Heritage Bisphenol A technology from Resolution Performance Products. Badger Licensing LLC, our joint venture with ExxonMobil Chemical, is now in a leading position to supply proprietary ethylbenzene, styrene monomer, cumene and BPA technologies to the petrochemical industry. In other Stone & Webster technology partnerships, we are the exclusive provider of front-end / basic engineering for Sasol’s Fischer-Tropsch technology in the area of both gas-to-liquids and coal-to-liquids.
Through our acquisition of the assets of the IT Group, we have acquired certain patents that are useful in environmental remediation and related technologies. The technologies include the Biofast® in-situ remediation method, a vacuum extraction method for treating contaminated formations, and a method for soil treatment, which uses ozone. The IT Group acquisition also included the acquisition of proprietary software programs that are used in the management and control of hazardous wastes and the management and oversight of remediation projects.

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
In pursuing piping, engineering and fabrication projects, we experience significant competition in both international and domestic markets. In the U.S., there are a number of smaller pipe fabricators; while internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than us.
Employees
At August 31, 2006, we employed approximately 22,000 employees, and approximately 2,115 of these employees were represented by labor unions pursuant to collective bargaining agreements. We also employ union labor from time to time on a project-specific basis. We believe current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.
At August 31, 2006, approximately 585 of our employees worked in our wholly-owned subsidiary in Canada and approximately 1,281 in the United Kingdom.
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
Available Information
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

Certifications
We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in our 2005 Summary Annual Report. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.
Item 1A. Risk Factors
Risks related to our investment in Westinghouse Electric Company could have an adverse effect on us.
Although the Westinghouse Electric Company (Westinghouse) acquisition is very significant to us, Westinghouse was part of British Nuclear Fuels Ltd. and was not separately audited, accordingly, we do not have audited financial information for the Westinghouse business. We expect to have audited historical information and pro forma financial statements available within 75 days of closing. However, we can’t give any assurance as to what those financials will show, or whether, if available now, they would affect investment decisions relating to our securities. If we don’t get financial statements when required, we may be prevented from using Form S-3 which could impact our ability to access the capital markets. We will incur significant interest cost on the bonds that we sold to finance this acquisition. We can’t assure that we will receive dividends in an amount sufficient to cover these costs.
We will have very limited control rights with respect to our investment. We will have a member on the board of Westinghouse acquisition companies, but generally will not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. In addition, we will have limited access to and ability to disclose the details of the Westinghouse business and its operations. We can’t assure that this information, if disclosed, would not be material.
We are subject to certain limitations on our ability to sell our investment without the approval of the other shareholders. In addition, under the terms of our shareholders’ agreements relating to the Westinghouse investment, the other shareholders of Westinghouse would have a right to require us to sell our shares to them if we undergo certain change of control events or if Shaw or NEH goes bankrupt. In addition, when the financing for our investment matures in 2013 (or earlier in the event of certain defaults), we would be required to either refinance such indebtedness or to exercise our put option to sell our investment back to Toshiba. As a result, we could lose our investment in Westinghouse.
Although we have obtained certain exclusive rights to participate in Westinghouse advanced passive AP 1000 nuclear plant projects and preferred rights to provide other services we can’t give any assurance that we will obtain significant business from this arrangement.

Demand for our products and services is cyclical and vulnerable to downturns in the industries to which we market our products and services.
The demand for our products and services depends on conditions in the environmental and infrastructure industry and the energy industry, which accounted for approximately 30% and 49%, respectively, of our backlog as of August 31, 2006, and, to a lesser extent, on conditions in the petrochemical, chemical and refining industries. These industries historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.
The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.
As of August 31, 2006, our backlog was approximately $9.1 billion. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog.
Our backlog consists of projects for which we have signed contracts or commitments from customers but does not include projects that we expect will be performed in more than five years after the date of our financial statements. Commitments may be in the form of written contracts for specific projects, letters of intent, purchase orders, or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. Backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time. Backlog includes revenues for maintenance contracts that may not specify actual dollar amounts of maintenance work to be performed. For these contracts, backlog is based on an estimate of work to be performed based on our knowledge of customers’ historic maintenance requirements. The amount of future actual awards may be more or less than our estimates.
Reductions in backlog due to cancellation by a customer or for other reasons adversely affect, potentially to a material extent, the revenues we actually receive from contracts included in backlog. Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition could be significantly adversely affected.
Backlog estimates are reviewed periodically and adjustments are made to the amounts included in backlog. Our backlog does not include any projects (funded or unfunded) that we expect will be performed more than five years after the date of our financial statements. The amount of future actual projects may be more or less than our estimates.
Our projects may encounter difficulties that may result in additional costs to us, reductions in revenues, claims, disputes or the payment of damages.
Our projects generally involve complex design and engineering, significant procurement of equipment and supplies, and extensive construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes, and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we generally rely on third-party equipment manufacturers as well as third-party subcontractors to assist us with the completion of our contracts. In some cases, the equipment we purchase for a project or that is provided to us by the customer does not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer and, in some cases, may require us to obtain alternate equipment at additional cost. Any delay by subcontractors to complete their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project, and other factors beyond our control may result in delays in the overall progress of the project or cause us to incur additional costs, or both. These delays and additional costs may be substantial, and we may be required to compensate the customer for these delays. While we may recover these additional costs from the responsible vendor, subcontractor or other third-party, we may not be able to recover all of these costs in all circumstances.
In addition, certain contracts may require our customers to provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer may provide us with deficient design or engineering information or equipment or may provide the information or equipment to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. Our EPC project contracts generally require the customer to compensate us for additional work or expenses incurred due to customer requested change orders or failure of the customer to provide us with specified design or engineering information or equipment. We are subject to the risk that we might be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred due to customer requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenues and gross profit that were recognized in prior periods. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.
Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.
As is more fully discussed in Item 7 and in the notes to our consolidated financial statements in this report, a substantial portion of our revenues are recognized using the percentage-of-completion, or POC, method of accounting, which is a standard method for engineering, procurement and construction, or EPC, contracts. The POC accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability.
Although a significant portion of our contracts are cost-reimbursable and our financial loss exposure on cost-reimbursable contracts is generally limited, it is possible that the loss provisions or adjustments to the contract profit and loss resulting from future changes in our estimates or contract penalty provisions could be significant and could result in a reduction or elimination of previously recognized earnings or result in losses. In certain circumstances, it is possible that such adjustments could be material to our operating results.
Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include, among other things:
•	contract costs and profits and application of the POC method of accounting;

•	revenues recognized, and reduction of costs recognized, as a result of contract claim;

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
Our actual results could differ from these estimates.
Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.
Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio, and a defined minimum net worth. In addition, the defined terms used in calculating the financial covenants, in accordance with the Credit Facility, require us to follow generally accepted accounting principles, which requires the use of judgments and estimates, and may change from time to time based on new accounting pronouncements. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our Credit Facility.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we cannot assure you that we will be able to obtain the necessary waivers or amendments. In the event of any default not waived, the lenders under our credit facility are not required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or require us to apply all of our available cash to repay our borrowings and cash collateralize any outstanding letters of credit at the time of default. If we are unable to repay borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If the indebtedness under our Credit Facility is accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full. As of August 31, 2006, we had $145.5 million outstanding borrowings under the Credit Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $319.1 million and indebtedness under our Senior Notes of $15.1 million.
In addition, although our Senior Notes contain no cross-default provisions, we have entered into indemnity agreements with our sureties that contain cross-default provisions. Accordingly, in the event of a default under our Credit Facility, we would need to obtain a waiver from our sureties or an amendment to our indemnity agreements. We cannot assure you that we would be successful in obtaining any such amendment or waiver.
Restrictive covenants in our Credit Facility may restrict our ability to pursue our business strategies.
Our Credit Facility restricts on our ability to, among other things:
•	incur additional indebtedness or contingent obligations or issue preferred stock;

•	pay dividends or make distributions to our shareholders;

•	repurchase or redeem our capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into sale/leaseback transactions;

•	incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•	make capital expenditures;

•	enter into transactions with our shareholders and affiliates;

•	sell and pledge assets; and

•	acquire the assets of, or merge or consolidate with, other companies or transfer all or substantially all of our assets.
Our Credit Facility requires us to maintain certain financial ratios, including a leverage ratio, a minimum fixed charge coverage ratio and a defined minimum net worth. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations. In addition, in order to remain in compliance with the covenants in our Credit Facility, we may be limited in our flexibility to take actions resulting in non-cash charges, such as settling our claims. These covenants may impair our ability to engage in favorable business activities and our ability to finance future operations or capital needs.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility. See Risk Factor, “Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.”
Our borrowing levels and debt service obligations could adversely affect our financial condition and impair our ability to fulfill our obligations under our Senior Notes and our Credit Facility.
As of August 31, 2006, we had total outstanding indebtedness of approximately $185.1 million, approximately $158.4 million of which was secured indebtedness, including obligations under capital leases. In addition, as of August 31, 2006, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $323.2 million were outstanding and we had borrowings of $145.5 million under our Credit Facility. Our indebtedness could have important consequences, including the following:
•	it will require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the cash available for other business purposes;

•	it will limit our ability to obtain additional financing and create additional liens on our assets;

•	it will limit our flexibility in planning for, and reacting to, changes in our business;

•	it may place us at a competitive disadvantage if we are more leveraged than our competitors;

•	it may make us more vulnerable to adverse economic and industry conditions; and

•	it may restrict us from making additional investments or acquisitions.
To the extent that new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase.
We are currently the subject of an informal inquiry by the SEC.
On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission, or SEC, that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the initial requests for information we received appear to primarily relate to the purchase method of accounting for various acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. Subsequent to an internal review which led to the restatement of our financial statements for the second quarter of 2006, as reflected in a press release we announced on July 10, 2006, with a Current Report on Form 8-K, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture.
The SEC’s review may have additional consequences independent of the inquiry, including further restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation, which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings have been and could continue to be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
Lawsuits and regulatory proceedings could adversely affect our business.
From time to time, our directors and certain of our current and former officers are named as a party to lawsuits and regulatory proceedings. A discussion of these lawsuits appears in Note 14 of our consolidated financial statements. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.
Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows. See Notes 14 and 20 to our consolidated financial statements in this report.
Downgrades by rating agencies may require us to modify existing bonding facilities or obtain new bonding facilities.
In the event our debt ratings are lowered by Moody’s Investors Service or Standards and Poor’s it might be more difficult for us to obtain surety bonding for new projects in the future, and we may be required to increase or provide cash collateral to obtain these surety bonds, which would reduce our available cash or availability under our Credit Facility. Any new or modified bonding facilities might not be on terms as attractive as those we have currently and we could also be subject to increased costs of capital and interest rates.
The nature of our contracts could adversely affect us.
Approximately 60% of our backlog as of August 31, 2006 was from cost-reimbursable contracts and the remaining 40% was from fixed-price contracts. Revenues and gross profit from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contract term. A significant number of our domestic piping contracts, and substantially all of our international piping contracts, are fixed-price. In addition, a number of the contracts we assumed in the Stone & Webster and IT Group acquisitions were fixed-price contracts, and we will continue to enter into these types of contracts in the future. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, benefit from costs savings and earnings from approved change orders; but we are generally unable to recover any cost overruns to the approved contract price. Under maximum price contracts, we share with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns. Contract prices are established based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our business and results of our operations. Our profit for these projects could decrease or we could experience losses if we are unable to secure fixed pricing commitments from our suppliers at the time the contracts are entered into or if we experience cost increases for material or labor during the performance of the contracts.
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
We are a major provider of services to governmental agencies and therefore are exposed to risks associated with government contracting, including reductions in government spending, cancelled or delayed appropriations specific to our projects, heightened competition and modified or terminated contracts, which could have a material adverse effect on our business. For the year ended August 31, 2006, 31% of backlog was generated from U.S. governmental agencies. Legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, contracts may be only partially funded, and we may not realize all of our potential revenues and profits from our contracts. Appropriations, and the timing of payment, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.
Government customers typically can terminate or modify contracts with us at their convenience. As a result, our backlog may be reduced or we may incur a loss.
As a result of our government contracting business, we are the subject of audits, cost reviews and investigations by contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Such cost disallowances may result in adjustments to previously reported revenues.
In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time and possible civil or criminal fines and penalties and the risk of public scrutiny of our performance which could have a material adverse effect on our business.
Our failure to meet schedule or performance requirements of our contracts could adversely affect us.
In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs, and the amount of such additional costs could exceed projected profits. These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base. For examples of the kinds of claims which may result from liquidated damages provisions and cost overruns, see Note 20 of our consolidated financial statements.

Our dependence on subcontractors and equipment manufacturers could expose us to the risk of loss.
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
We estimate total contract costs in pricing our fixed-price contracts by incorporating assumptions to address inflation and fluctuations in market price for materials. However, we can not predict these variable components with certainty. As a result, we may incur total costs that exceed original estimates due to increased materials, labor or other costs, which could contribute to a lower than expected return or losses on our projects that are not governed by escalation clauses.
Our results of operations depend on new contract awards and the timing for performing these contracts.
A substantial portion of our revenues is directly or indirectly derived from large-scale domestic and international projects. It is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenues is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.
Our ability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.
In certain circumstances, customers may require us to provide credit enhancements, including bonds or letters of credit. In line with industry practice, we are often required to provide performance and surety bonds to customers. These bonds indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms.
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
Many of our E&I segment customers attempt to shift financial and operating risks to the contractor, particularly on projects involving large scale cleanups and/or projects where there may be a risk that the contamination could be more extensive or difficult to resolve than previously anticipated. In this competitive market, customers pressure contractors to accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. Prior to our acquisition of the IT Group, the IT Group was involved in claims and litigation involving disputes over such issues. Therefore, it is possible that we could also become involved in similar claims and litigation in the future as a result of our acquisition of the assets of IT Group and our participation in separate environmental and infrastructure contracts.
Environmental management contractors also potentially face liabilities to third parties for property damage or personal injury stemming from exposure to or a release of toxic, hazardous or radioactive substances resulting from a project performed for customers. These liabilities could arise long after completion of a project. Although the risks we face in our anthrax and other biological agent work are similar to those faced in our toxic chemical emergency response business, the risks posed by attempting to detect and remediate these biological agents may include risks to our employees, subcontractors and others may be affected should our detection and remediation prove less effective than anticipated. Because anthrax and similar contamination is so recent, there may be unknown risks involved; and in some circumstances, there may be no types of standard protocols for dealing with these risks. The risks we face with respect to biological agents may also include the potential ineffectiveness of developing technologies to detect and remediate the contamination, claims for infringement of these technologies, difficulties in working with the smaller, specialized firms that may own these technologies and have detection and remediation capabilities, our ability to attract and retain qualified employees and subcontractors in light of these risks, the high profile nature of the work and the potential unavailability of insurance and indemnification.
We are exposed to certain risks associated with our integrated environmental solutions businesses.
Certain subsidiaries within our E&I division are engaged in two similar programs that may involve assumption of a client’s environmental remediation obligations and potential claim obligations. One program involves our subsidiary, The LandBank Group, Inc., (LandBank), which was acquired in the IT Group acquisition. Under this program, LandBank purchases and then remediates and/or takes other steps to improve environmentally impaired properties. The second program is operated by our subsidiary, Shaw Environmental Liability Solutions, LLC, which contractually assumes responsibility for environmental matters at a particular site or sites and provides indemnifications for defined cleanup costs and post closing third party claims in return for compensation by the client. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of such properties, we may be required to clean up all contamination at these sites even if we did not place the contamination there. While we attempt to reduce our exposure to unplanned risks through the performance of environmental due diligence, the use of liability protection provisions of federal laws like the Brownfields Revitalization Act and similar state laws and the purchase of environmental and cost cap insurance coverage or other risk management products, we cannot assure you that our risk management strategies and these products and laws will adequately protect us in all circumstances or that no material adverse impact will occur.
Our ability to be profitable in this type of business also depends on our ability to accurately estimate cleanup costs. While we engage in comprehensive engineering and cost analyses, if we materially underestimate the required cost of cleanup at a particular project, underestimation could significantly adversely affect us. Further, the continued growth of this type of business is dependent upon the availability of environmental and cost cap insurance or other risk management products. We cannot be assured or provide assurance that such products will continue to be available to us in the future or, if it is available, at an economically feasible cost. Moreover, environmental laws and regulations governing the cleanup of contaminated sites are constantly changing. We cannot predict the effect of future changes to these laws and regulations on our LandBank and Environmental Liability Solutions businesses. Additionally, when we purchase real estate in this business, we are subject to many of the same risks as real estate developers, including the timely receipt of building and zoning permits, construction delays, the ability of markets to absorb new development projects, market fluctuations and the ability to obtain additional equity or debt financing on satisfactory terms, among others.

The limitation or the modification of the Price-Anderson Act’s indemnification authority could adversely affect our business.
The Price-Anderson Act (PAA) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors. Because we provide services for the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. Although the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry. If the indemnification authority is not applicable, our business could be adversely affected by either a refusal of operations of new facilities to retain us or our inability to obtain commercially adequate insurance and indemnification.
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
Our projects often involve highly regulated materials, including hazardous and nuclear materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain a permit and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to perform under existing contracts.
In addition, under CERCLA and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and comparable state laws typically impose joint and several liability without regard to whether a company knew of or caused the release of the materials, and liability for the entire cost of clean-up can be imposed upon any responsible party. The principal federal environmental, health and safety legislation affecting our operations and the operations of our clients include the National Environmental Policy Act; the RCRA; the Clean Air Act; the Occupational Safety and Health Act; the Toxic Substances Control Act; the Federal Water Pollution Control Act; CERCLA; and the Superfund Amendments and Reauthorization Act, as each has been amended from time to time. Our foreign operations are also subject to similar governmental controls and restrictions relating to environmental protection.
We could also incur environmental liability at sites where we have been hired by potentially responsible parties (PRPs) to remediate contamination of the site. Such PRPs have sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for cleanup costs. These companies claim that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur cleanup costs directly, notwithstanding the potential availability of contribution or indemnification from other parties. Over the past several years, the EPA and other federal agencies have significantly constricted the circumstances under which they will indemnify their contractors against liabilities incurred in connection with the investigation and remediation of contaminated properties under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, and similar projects.

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
Development and construction activities conducted through various joint ventures with one strategic partner expose us to risks including:
•	our ability to obtain necessary permitting, land-use, building, occupancy and other required governmental permits and authorizations on a timely basis, which could result in increased development costs;

•	the incurrence of construction costs related to new construction or renovations that exceed original estimates due to increased materials, labor or other costs, which costs could contribute to a lower than expected return;

•	our ability to complete construction of a property on schedule and meet financial goals for development; and

•	the incurrence of higher construction costs or experience in project delays if we are not successful in forming strategic alliances with key material suppliers and vendors.
Other risks directly associated with our dependence on the U.S. military include:
•	our ability to obtain the necessary levels of occupancy and rents, which could result in lower than expected returns and in some cases losses. Rents are determined by Congress annually through appropriations for Basic Allowance for Housing (BAH) for all of the branches of the U.S. military. We cannot be assured that the appropriations each year will occur on a timely basis, or that the amount of BAH appropriations will be sufficient to keep up with escalations in the cost of living expenses. Congress may change the law and the DOD can revise its procedures at any time. We cannot be assured that such changes will not be made and, if changes are made, such changes may have a material adverse effect on the level of our income generated by our privatization projects, if rental income is not sufficient to cover project debt service requirements the joint venture may need to supplement income from fees or other sources.

•	our ability to guarantee the military bases where we have military family housing projects will remain active or that their functions and/or staffing levels will not be materially reduced such that we will be unable to lease military family housing units to members of the U.S. military. The DOD has, from time to time, closed military bases and realigned and/or reduced the functions and staffing levels at certain bases under the Base Realignment and Closure (BRAC) initiative.
Ultimately, these risks could have an adverse effect on our profitability and expose us to possible losses as well as the loss of our investment in these military family housing privatizations. During fiscal 2006, we contributed $5.6 million to these housing privatizations.

Our working capital requirements may increase as a result of our work associated with the military family housing privatization market.
These privatization contracts require initial capital contributions in the early stages of the project and ultimately permanent financing from a third party lender. As of August 31, 2006, we were not scheduled to make any significant equity contributions during fiscal 2007. In addition, because occupancy rates and rents at a newly developed property may fluctuate depending on a number of factors, including market and economic conditions, we may be unable to meet our profitability goals for that property.
If our partners fail to perform their contractual obligations on a project, we could be exposed to loss of reputation and additional financial performance obligations that could result in reduced profits or, in some cases, significant losses.
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
Due to the size of many engineering and construction projects, one or a few clients have historically and may in the future, contributed to a substantial portion of our consolidated revenues. For example, in fiscal 2006, approximately 51% of our revenues were generated from 10 major customers, including governments. Similarly, our backlog frequently reflects multiple projects for individual clients; therefore, one major customer may comprise a significant percentage of our backlog at a point in time. Backlog from the U.S. government or U.S. government-owned entities accounted for 31% of backlog at August 31, 2006.
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
The entry of large systems contractors and international engineering and construction firms into the environmental services industry has increased competition for major federal government contracts and programs, which have been a primary source of revenue in recent years for our E&I business. There can be no assurance that our E&I segment will be able to compete successfully.
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
In our F&M segment, we face substantial competition on a domestic and international level. In the U.S., there are a number of smaller pipe fabricators. Internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than we do.
Political and economic conditions in foreign countries in which we operate could adversely affect us.
Approximately 12% of our fiscal 2006 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. The services we provide to our customers in Iraq and other Middle East countries have created several challenges, including identifying and retaining the appropriate subcontractors, the recruiting of qualified personnel and the ability to retain them, the safety of our employees and subcontractors and the increased working capital demands. It is possible that our employees may suffer injury or death, repatriation problems or other unforeseen costs and risks in the course of their international projects, which could negatively impact our operations.
In addition to the specific challenges we face in the Middle East, international contracts, operations and expansion expose us to risks inherent in doing business outside the U.S., including:
•	uncertain economic conditions in the foreign countries in which we make capital investments, operate and sell products and services;

•	the lack of well-developed legal systems and less established or traditional business practices in some countries in which we operate and sell products and services, which could make it difficult for us to enforce our contractual rights;

•	security and safety of employees;

•	expropriation of property;

•	restrictions on the right to convert or repatriate currency;

•	political risks, including risks of loss due to civil strife, acts of war, guerrilla activities and insurrection;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communications challenges;

•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act; and

•	general economic and political conditions in foreign markets.
Work stoppages and other labor problems could adversely affect us.
Some of our employees in the U.S. and abroad are represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. From time to time, we have also experienced attempts to unionize our non-union shops. While these efforts have achieved limited success to date, we cannot give any assurance that we will not experience additional union activity in the future.
Because of the capital-intensive nature of our business, we are vulnerable to reductions in our liquidity.
Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks, professional and product liability claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.
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
We generally attempt to denominate our contracts in U.S. dollars. However, from time to time we enter into contracts denominated in a foreign currency. This practice subjects us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, matching the contract revenues currency with the contract costs currency or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions will not always eliminate all foreign exchange risks.
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
In July 2000, we acquired substantially all of the operating assets and assumed certain liabilities of Stone & Webster, Inc., and during fiscal 2002, we acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. We believe, pursuant to the terms of the agreements for the Stone & Webster and IT Group asset acquisitions that we assumed only certain liabilities specified in those agreements. In addition, those agreements provide that certain other liabilities, including but not limited to, certain outstanding borrowings, certain leases, certain contracts in process, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations are specifically excluded from our transactions. There can be no assurance, however, that we do not have any exposure related to the excluded liabilities.
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
If we write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $506.6 million as of August 31, 2006. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $206.5 million as of August 31, 2006, which are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, that determination would require us to write off a substantial portion of our assets and would negatively affect our earnings.
Difficulties integrating our acquisitions could adversely affect us.
From time to time, we acquire businesses and assets to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. If we are unable to complete acquisitions we have identified, our business could be materially adversely affected. In addition, we may encounter difficulties integrating our future acquisitions and in successfully managing the growth we expect from the acquisitions. In addition, our expansion into new business areas may expose us to additional business risks that are different from those we have traditionally experienced. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, we could be materially adversely affected. Because we may pursue acquisitions globally and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us.
Our ability to attract and retain qualified engineers, scientists and other professional personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed professionals. In addition, our ability to be successful depends in part on our ability to attract and retain skilled laborers and craftsmen in our pipe fabrication and construction businesses. Demand for these workers can at times be high and the supply extremely limited.
Our success is also highly dependent upon the continued services of our key officers. The loss of any of our key officers could adversely affect us. We do not maintain key employee insurance on any of our executive officers.
Changes in technology could adversely affect us, and our competitors may develop or otherwise acquire equivalent or superior technology.
We believe that we are an industry leader in the design and construction of ethylene processing plants. We protect our position through patent registrations, license restrictions and a research and development program. However, it is possible that others may develop competing processes that could negatively affect our market position.
Additionally, we have developed construction and energy generation and transmission software that we believe provide competitive advantages. The advantages currently provided by this software could be at risk if competitors were to develop superior or comparable technologies.
Our induction pipe bending technology and capabilities favorably influence our ability to compete successfully. Currently this technology and our proprietary software are not patented. Even though we have some legal protections against the dissemination of this know-how, including non-disclosure and confidentiality agreements, our efforts to prevent others from using our technology could be time-consuming, expensive, and ultimately may be unsuccessful or only partially successful. Finally, there is nothing to prevent our competitors from independently attempting to develop or obtain access to technologies that are similar or superior to our technology.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing any appropriate changes to our internal controls, if ever required, may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We cannot be certain that these measures, if ever required, would ensure that we implement and maintain adequate controls over our financial reporting processes and related Section 404 reporting requirements if changes are made. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet our reporting obligations in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.
Terrorists’ actions have and could continue to negatively impact the U.S. economy and the markets in which we operate.
Terrorist attacks like those that occurred on September 11, 2001, have contributed to economic instability in the U.S., and further acts of terrorism, violence, or war could affect the markets in which we operate, our business, and our expectations. There can be no assurance that armed hostilities will not increase or that terrorist attacks, or responses from the U.S., will not lead to further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers and could impact our domestic or international revenues, our supply chain, our production capability and our ability to deliver our products and services to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business.
Other risks may negatively affect our business.
•	Our ability to obtain surety bonds or other means of credit support for our projects;

•	Our ability to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or indemnity agreements;

•	General economic conditions;

•	Future changes in accounting standards or interpretations;

•	Provisions in articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	Market prices of our equity securities have changed significantly and could change further;
•	Recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	Increases in employee-related costs and expenses, including healthcare and other employee benefits such as unemployment insurance and workers’ compensation;

•	Unavoidable delays due to weather conditions;

•	Closing of any U.S. military bases related to our privatization interests; and

•	Our dependency on technology in our operations and the possible impact of system and information technology interruptions.
All or any of these matters could place us at a competitive disadvantage compared to competitors with more liquidity and could have a negative impact upon our financial condition and results of operations.

Item 1B. Unresolved Staff Comments
We have previously disclosed that we are the subject of an informal inquiry by the SEC relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the initial requests for information we received appear to primarily relate to the purchase method of accounting for various acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. Subsequent to an internal review which led to the restatement of our financial statements for the second quarter of 2006, as reflected in a press release we announced on July 10, 2006, with a Current Report on Form 8-K, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture.
Item 2. Properties
Our principal properties at August 31, 2006 are as follows:

		Segment Using	Owned /
Location	Description	Property	Leased
Baton Rouge, LA	Corporate Headquarters	Corporate	Leased
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Prairieville, LA	Pipe Fabrication Facility	E&C	Owned
Shreveport, LA	Manufacturing Facility	F&M	Owned
West Monroe, LA	Pipe Manufacturing Facility	F&M	Owned
Walker, LA	Pipe Manufacturing Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	Maintenance	Owned
Tulsa, OK	Pipe Fabrication Facility	F&M	Owned
Clearfield, UT	Fabrication and Manufacturing	F&M	Leased
Derby, U.K.	Pipe Fabrication Facility	E&C	Owned
Shreveport, LA	Piping Components & Manufacturing Facility	F&M	Owned
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Delcambre, LA	Manufacturing Facility	Maintenance	Owned
Addis, LA	Fabrication Facility	F&M	Owned
Stoughton, MA	Office Building & Shared Facility	E&C/E&I	Leased
Cambridge, MA	Office Building	E&C	Leased
Houston, TX	Office Building	E&C	Leased
Centennial, CO	Office Building	E&C/E&I	Leased
Toronto, Canada	Office Building	E&C	Leased
Monroeville, PA	Office Building & Storage	E&I	Leased
Findlay, OH	Office Building & Storage	E&I	Leased
Knoxville, TN	Office Building & Laboratory	E&I	Leased
Walker, LA	Office Building & Warehouse	F&M	Leased
Askar (Middle East)	Office Building	F&M	Leased
Concord, CA	Office Building	E&I	Leased
Decatur, GA	Warehouse	F&M	Leased
Charlotte, NC	Office Building	E&C	Leased
Irvine, CA	Office Building	E&I	Leased
New York, NY	Office Building	E&I	Leased
Trenton, NJ	Office Building	E&C/E&I	Leased
Norwood, OH	Office Building	E&I	Owned
LaPorte, TX	Manufacturing Facility	Maintenance	Owned
Milton Keynes, U.K.	Office Building	E&C	Leased

In addition to these locations, we occupy other owned and leased facilities in various cities that are not considered principal properties. Portions of certain office buildings described above are currently being subleased for various terms. We consider each of our current facilities to be in good operating condition and adequate for its present use.
Item 3. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, see Note 14 and Note 20 of our consolidated financial statements in Item 8 of this Form 10-K.
Item 4. Submission of Matters to Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock, no par value, is traded on the New York Stock Exchange (NYSE) under the symbol “SGR.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE for our two most recent fiscal years and for the current fiscal year to date.

	HIGH	LOW
Fiscal year ending August 31, 2005
First quarter	$14.90	$10.29
Second quarter	20.90	14.73
Third quarter	23.30	17.60
Fourth quarter	22.72	16.14
Fiscal year ending August 31, 2006
First quarter	$29.09	$20.43
Second quarter	35.81	29.09
Third quarter	35.27	26.38
Fourth quarter	28.30	19.73
Fiscal year ending August 31, 2007
First quarter (through October 26, 2006)	$28.00	$23.64
The closing sales price of our common stock on October 26, 2006, as reported on the NYSE, was $26.90 per share. On October 26, 2006, we had 577 shareholders of record.
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
See Item 12 of this report with respect to information to be incorporated by reference regarding equity compensation plans.
Item 6. Selected Financial Data
The following table presents, for the periods and as of the dates indicated, selected statements of operations data and balance sheet data on a consolidated basis as adjusted for discontinued operations. The selected historical consolidated financial data for each of the five fiscal years in the period ended August 31, 2006 presented below has been derived from our audited consolidated financial statements. Ernst & Young LLP, independent registered public accounting firm, audited our consolidated financial statements for each of the five fiscal years ended August 31, 2006. Such data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report. Data for the years ended August 31, 2005, 2004, 2003 and 2002 are restated. See the Explanatory Statement on page 3 of this report for a discussion of the restatement.

	Year Ended August 31,
	2006	2005	2004	2003	2002
	(5)	(5)(6)(7)	(1)(5)(6)(7)	(2)(6)(7)	(3)(6)
	(In Millions, Except Per Share Amounts)
Consolidated Statements of Operations
Revenues	$4,775.6	$3,262.3	$3,014.7	$3,238.0	$3,131.4

Income (loss) from continuing operations	$53.0	$17.6	$(27.5)	$16.5	$92.3

Diluted income (loss) per common share from continuing operations	$0.66	$0.25	$(0.47)	$0.43	$2.13

Consolidated Balance Sheets
Total assets	$2,529.1	$2,088.9	$2,054.7	$2,006.9	$2,310.8

Long-term debt and capital lease obligations, net of current maturities (4)	$173.5	$65.5	$261.2	$251.7	$522.1

Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Includes the acquisition of certain assets of Energy Delivery Services, Inc., Coastal Engineering and Environmental Consultants Inc. and LFG&E International, Inc. in fiscal 2004 (see Note 4 of our consolidated financial statements).

(2)	Includes the acquisition of certain assets of Badger Technologies, Envirogen, Inc., and LFG&E International, Inc. in fiscal 2003.

(3)	Includes the acquisition of certain assets of the IT Group and PsyCor Inc. in fiscal 2002.

(4)	Fiscal 2003 excludes $260.0 million of current maturities of long-term debt consisting primarily of the LYONs convertible debt of $251.5 million.

(5)	Restated to reflect discontinued operations (see Note 21 of our consolidated financial statements).

(6)	Restated to correct an error in the accounting for stock-based compensation expense (see Note 25 of our consolidated financial statements).

(7)	Restated to correct for errors in accounting for periodic pension service cost (See Note 25 of our consolidated financial statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes thereto. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Item 1A of this report.
Results of Operations
The comments and tables that follow compare revenues, gross profit (loss), gross profit (loss) percentages and backlog by operating segment and a discussion of other items, including general and administrative costs, interest expense and income, income from unconsolidated subsidiaries and income taxes at the consolidated level for years ended August 31, 2006, 2005 and 2004 based on the following comparisons:
•	Fiscal 2006 versus fiscal 2005, and

•	Fiscal 2005 versus fiscal 2004

Selected summary financial information for our operating segments, for the periods indicated (in millions, except for percentages):

	Year Ended August 31,
	2006	2005	2004
Revenues:
E&I	$2,119.3	$1,120.1	$1,268.3
E&C	1,456.9	1,208.0	1,048.8
Maintenance	898.6	733.2	517.3
F&M	300.8	201.0	180.3
Corporate	—	—	—

Total revenues	$4,775.6	$3,262.3	$3,014.7

	Year Ended August 31,
	2006	2005	2004
Gross profit:
E&I	199.2	$116.9	$158.0
E&C	30.2	107.0	0.8
Maintenance	32.8	27.4	31.3
F&M	67.3	41.3	30.6
Corporate	—	0.1	—

Total gross profit	$329.5	$292.7	$220.7

Gross profit percentage:
E&I	9.4%	10.4%	12.5%
E&C	2.1	8.9	0.1
Maintenance	3.6	3.7	6.1
F&M	22.4	20.5	17.0
Corporate	—	—	—

Total gross profit percentage	6.9%	9.0%	7.3%

Our revenues by industry sector were as follows:

	Year Ended August 31,
	2006		2005		2004
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure Energy	2,119.3	44	$1,120.1	34	$1,268.3	42
E&C	830.3	17	801.0	24	685.0	21
Maintenance	522.0	11	512.7	16	369.8	14
F&M	72.7	2	79.4	3	60.7	2
Chemical
E&C	596.0	12	388.2	11	322.5	10
Maintenance	376.0	8	219.3	7	147.3	5
F&M	130.6	3	85.4	3	73.3	3
Other Industries
E&C	30.6	1	18.8	1	41.3	1
Maintenance	0.6	—	1.2	—	0.2	—
F&M	97.5	2	36.2	1	46.3	2

Total revenues	$4,775.6	100	$3,262.3	100	$3,014.7	100

The following tables present our revenues by geographic region:

	Year Ended August 31,
	2006		2005		2004
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%
United States	$4,196.8	88	$2,842.5	87	$2,510.5	83
Asia/Pacific Rim countries	161.7	3	227.5	7	223.4	8
Middle East	294.0	6	87.4	3	151.3	5
United Kingdom and other European Countries	73.7	2	59.1	2	96.3	3
South America and Mexico	25.0	1	20.3	1	7.2	—
Canada	13.3	—	13.7	—	13.4	1
Other	11.1	—	11.8	—	12.6	—

Total revenues	$4,775.6	100	$3,262.3	100	$3,014.7	100

Backlog by industry sector and segment is as follows:

	At August 31,
	2006		2005
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,765.1	30%	$2,244.6	33%
Energy
E&C	3,166.4	35	1,970.1	29
Maintenance	963.0	11	973.6	15
F&M	230.4	3	55.5	1
Chemical
E&C	1,483.5	16	1,126.2	17
Maintenance	287.9	3	257.8	4
F&M	86.4	1	40.4	1
Other Industries
E&C	0.8	—	—	—
Maintenance	—	—	0.1	—
F&M	92.1	1	34.1	—

Total backlog	$9,075.6	100%	$6,702.4	100%

Backlog by status of contract:

	At August 31,
	2006		2005		2004
Status of contracts	(In Millions)%		(In Millions)%		(In Millions)%
Signed contracts and commitments	$7,285.2	80	$5,194.3	77%	$5,766.0	100%
Letters of intent	1,790.4	20	1,508.1	23	—	—

Total backlog	$9,075.6	100%	$6,702.4	100%	$5,766.0	100%

Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Backlog awards are evaluated by management, on a project-by-project basis, and are reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project, and the likelihood of the contract being cancelled.
Fiscal 2006 Compared to Fiscal 2005 (Restated)
The Explanatory statement on page 3 of this report and Notes 1 and 25 to our consolidated financial statements in Item 8 of the report address the restatement of our financial statements for fiscal years 2006 and 2005.
Executive Summary
The need for disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. as a result of hurricanes Katrina and Rita, increased activity in the energy markets, consistent demand for clean air and fuels, garrison support services and transmission and distribution services have contributed to our overall revenue growth for the fiscal year ended August 31, 2006.
Gross profit for the fiscal year ended August 31, 2006, increased compared to the same period for fiscal 2005 primarily due to increased work in our E&I segment driven by disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. Our Maintenance and F&M segments also experienced increases in gross profit in 2006 as compared to 2005 resulting from increased volume of capital construction services for chemical industry customers and growth in worldwide demand for piping systems, respectively. The E&C segment’s gross profit declined, primarily due to estimated cost increases on certain refinery projects and on one power project and the unfavorable ruling on litigation related to our Wolf Hollow project.
General and administrative expenses increased by $36.0 million, or 18.9%, during fiscal 2006 compared to fiscal 2005 in order to support the increased revenue base and level of business activity. Despite the increase in G&A expenses, G&A expenses as a percentage of revenues was 4.7% for fiscal 2006 compared to 5.8% for fiscal 2005. Specific items that contributed to the increase in G&A expenses during fiscal 2006 included increased labor costs due to higher headcount primarily in accounting and finance, corporate functional and business development personnel, increasing professional fees for audit and legal services related to the SEC informal inquiry and other business agreements, and hurricane related costs. Also contributing to higher G&A in 2006 were our expensing of previously deferred third party financing costs and certain due diligence costs related to the proposed acquisition of a controlling interest in Westinghouse Electric Company and an increase in employee compensation expense for the cost of stock options now accounted for under SFAS 123(R).

Other expenses decreased due to lower interest expenses and the $47.8 million loss on retirement of our Senior Notes during fiscal 2005. Our effective tax rate decreased to 23% in fiscal 2006 from 46% in fiscal 2005, primarily due to a $6.9 million increase in the deferred tax valuation allowance in fiscal 2005, which was reversed in 2006 related to U.K. net operating losses. Minority interest expense increased $8.4 million primarily due to the change in accounting as a result of the previously described misapplication of GAAP and to the consolidation of a previously unconsolidated entity due to our acquisition of one of our joint venture partners. As a result of all the above, income from continuing operations increased by $35.4 million to $53.0 million in fiscal 2006 from $17.6 million in fiscal 2005.
Industry Trends
The 2005 hurricane season resulted in increased spending in our fiscal 2006 by FEMA and other governmental agencies on hurricane-relief efforts in the areas affected. We participated extensively by performing over $1.0 billion in hurricane projects in fiscal 2006 compared to $25.3 million in 2005. Spending on hurricane-relief efforts and by our other major governmental clients has declined from the levels we experienced in the first half of fiscal 2006 and is expected to contribute significantly less to revenues in fiscal 2007 as a result of the nominal hurricane activity experienced in the 2006 storm season.
The Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU), enacted in 2005, dedicates appropriations of over $286 billion to federal highway, transit and safety programs, and Shaw is well-positioned to work in concert with public agencies at federal, state and local levels to accomplish the large and complex infrastructure projects that will receive funding under SAFETEA-LU. There is funding earmarked for emergency relief repairs resulting from natural disasters, for regional programs targeting areas where E&I has a presence and for corridor, border and port infrastructure improvement and enhanced homeland security projects of national interest. By working within a public/private partnership framework, E&I has the opportunity to pursue contracts important to our business, while at the same time allowing public infrastructure improvement objectives to move forward. The SAFETEA-LU funding, which will continue through 2009, creates strong business opportunities and E&I is prepared to leverage our historic capabilities as well as strengthen our developing homeland security services in the areas of ports, cargo and transportation security in a market where demand for infrastructure services has the potential to grow.
Power demand is generally dependent on economic growth; therefore, continued spending in the power generation sector has increased. The growth is coming from companies’ spending on scrubber retrofit in order to comply with new emission standards introduced in 2005 as well as from the upgrade and expansion of T&D grid. Although a few utilities have already announced plans to invest in new power generation facilities, there is a lengthy decision and approval process. The mid-to-long-term prospects for capital expenditures in utilities will be dictated by large investments in new power plants. A significant economic slowdown in the U.S. or in other key international markets would negatively impact long-term power projects.
Projected capital spending growth in the chemical sector is primarily driven by capacity additions in China and the Middle East. Chemical sector capital spending has increased as a result of rising demand and prices, and chemical producers have been directing more funds for internal growth through capacity expansion. The majority of the new plants are being built in developing countries such as China to meet increasing local demand. The Middle East is another area of growth due to cheap feed-stock. Chemical spending in the U.S. has also been solid, albeit the capacity increase was on a much smaller scale. A significant economic slowdown in the U.S. or in other key international markets could lead to private clients cutting costs and termination of proposed and/or existing projects. A higher share of fixed-price contracts and exposure to contracts in high-risk geographical areas could impact revenue growth and gross profit.
Oil prices also have an impact on the level of engineering and construction services provided to oil and gas infrastructure development. A sustained high oil price environment can lead to increased capital spending from oil companies. We may benefit from rising oil company capital expenditures and a capacity constrained market. Additionally, with natural gas prices relatively high, U.S. utilities are increasingly planning to build new coal-fired power plants with clean air scrubbers from which we may benefit as well.

Segment Analysis
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
Revenues
The increases in revenues of $999.2 million or 89% for fiscal 2006 as compared to fiscal 2005 was primarily attributable to:
•	increases in project revenues of $974.9 million associated with providing hurricane recovery and restoration work during fiscal 2006;

•	revenues of $109.7 million from two recently consolidated joint ventures providing services to the U.S. Department of Energy; and

•	increases in environmental and logistic support services for the U.S. government customers of $18.1 million.
The increase in revenues for fiscal 2006 was partially offset by decreases in revenues attributed to:
•	domestic federal environmental remediation due to a reallocation of federal environmental funding to disaster relief funding, less work being awarded under existing contracts and/or delays in funding under existing contracts and property management services;

•	the substantial completion of a major fixed price contract in fiscal 2005; and

•	project services provided to U.S. government customers in Iraq due to a competitive bid environment arising from changes in government contracting vehicles to more fixed price opportunities.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2006 was $199.2 million or 9.4% as compared to $116.9 million or 10.4% for fiscal 2005. The change in gross profit and related gross profit percentage is due primarily to:
•	increased gross profit of $84.4 million associated with providing hurricane recovery and restoration work which was performed at a lower gross profit percentage than our historical services;

•	increased gross profit from two recently consolidated joint ventures providing services to the U.S. Department of Energy; and

•	increased gross profit and related percentage on non-hurricane related work resulting from indirect cost absorption arising from our overall increase in sales volumes.
The increases in gross profit and related gross profit percentage are partially offset by:
•	the positive impact in fiscal 2005 of an adjustment to the estimated costs to complete a major fixed price contract, which resulted from cessation of certain operations on the project;

•	The application of revised estimated governmental indirect rates to contract direct costs for fiscal 2006 offset by the fiscal 2005 positive impact of gross profit from the submission of fiscal year indirect rates, negotiation of restructuring cost proposals and other indirect rates to contract direct costs;

•	lower gross profit and gross profit percentage from domestic federal environmental remediation work being awarded and executed this fiscal year as compared to last fiscal year, together with lower gross profit percentage earned on our consolidated joint ventures for the U.S. Department of Energy and a higher volume of mission support services work compared to the lower volume of federal remediation work earning a higher gross profit percentage; and

•	decreased project services supporting the U.S. government customers in Iraq.

Backlog
Backlog for the E&I segment as of August 31, 2006 is $2.8 billion, compared to $2.2 billion as of August 31, 2005. The increase in backlog is attributable to significant contract awards from FEMA, the U.S. Army Corps of Engineers, the Air Force Center for Environmental Excellence (AFCEE), the Department of Energy (DOE) and state and local jurisdictions, augmented by recurring project awards from long-term commercial clients. These awards have offset backlog reductions in the Middle East where opportunities for the near term have been less than anticipated as funding shifted to domestic project opportunities under global government contracts. Contract work executed throughout fiscal 2006 was in line with expectations adjusted for disaster relief, emergency response, and recovery services provided by E&I. We expect backlog to remain sensitive to the levels of funding on awards related to disaster relief, emergency response, and recovery services projects during fiscal 2007, but could also be impacted by awards under global contracts during fiscal 2007. We believe E&I is well-positioned to capitalize on opportunities in core and emerging markets with both historic and developing services and the E&I backlog will rest on our ability to win new contract awards in this highly competitive environment.
As of August 31, 2006, contracts with government agencies or entities owned by the U.S. government and state government agencies are a predominant component of the E&I backlog, accounting for $2.5 billion or 89% of the $2.8 billion in backlog.
In fiscal 2007 we expect E&I revenues will stabilize at less than fiscal 2006 levels as such current awarded disaster recovery work nears completion; however we expect that fiscal 2007 revenue levels will be well in excess of levels earned in 2005 with increases in federal and mission support services, supported by several DOE projects and from commercial, state and local project work, bolstered by awards from clients in both the public and private sectors. We expect gross profit for fiscal 2007 to be less than that earned in 2006 as we do not anticipate the significant disaster recovery work that was earned in the current fiscal year.
Gross profit percentage is expected to be lower in fiscal 2007 than in fiscal 2006, reflecting the impact of lower revenues to absorb indirect costs, lower than historical gross profit anticipated on the continuing disaster relief, emergency response and recovery related awards, the changing composition of work, including expanded services provided by our consolidated joint ventures and the competitive nature of work won in this industry sector.
E&C Segment
Revenues
Segment revenues for fiscal 2006 were $1,456.9 million as compared to $1,208.0 million in 2005. The $248.9 million increase or 20.6% is primarily attributable to:
•	increased activity on Flue Gas Desulphurization (FGD) projects;

•	increased activity relating to major coal power projects;

•	the commencement of a major international petrochemical project, including $67.0 million of customer furnished materials;

•	the progress on a refinery project; and

•	increase in proprietary technology sales and related services.

The increase in revenues for fiscal 2006 was partially offset by:
•	the Wolf Hollow litigation ruling resulting in $48.2 million reduction of revenue for 2006;

•	decreased activities due to substantial completion of two power projects and a chemical project
Gross Profit and Gross Profit Percentage
Gross profit for the fiscal 2006 was $30.2 million or 2.1% of revenues compared to $107.1 million or 8.9% of revenues for fiscal 2005. This decrease is primarily attributable to:
•	the Wolf Hollow litigation ruling reducing gross profit by $48.2 million during 2006;

•	loss provisions on certain refinery projects, gross profit reduction on a power project, and completion of a chemical project
The decrease in gross profit and gross profit percentage for fiscal 2006 as compared to fiscal 2005 was partially offset by:
•	increased gross profits related to the commencement of a major international petrochemical plant projects;

•	higher gross profit due to increased activities on power projects; and

•	increased volume of proprietary technology sales and related engineering and a change in fiscal 2006 of our estimates for liability provisions related to contractual performance guarantees on sales of technology license agreements (see “Performance Guarantees” in Note 20 of the accompanying consolidated financial statements).
Our E&C segment has recorded revenues to date of $62.4 million related to our significant unapproved change orders and claims as of August 31, 2006 on a percentage of completion basis. Substantially all of this revenue was recorded during fiscal 2006. The amounts included in our estimated total revenues at completion for these applicable projects are estimated to be a combined $82.3 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized. For further description of our accounting policy with regard to unapproved change orders and claims see “Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements” contained in Item 7 of this Form 10-K.
Backlog
Backlog for the E&C segment as of August 31, 2006 is $4.7 billion, as compared to $3.1 billion as of August 31, 2005. Included in backlog at August 31, 2006, is $872 million of customer furnished material which does not have any associated gross profit. The increase in backlog is primarily a result of new major coal power and FGD projects. This was partially offset by scheduled progress on major projects and the conversion of a fixed price contract to a reimbursable services contract. We anticipate fiscal 2007 revenue and gross profit to increase due to increased activity on our EPC FGD projects, major coal power projects and a major international petrochemical project.
At August 31, 2006, nine customers account for approximately $3.8 billion or 82% of backlog for the E&C segment.
Maintenance Segment
Revenues
The increase of $165.4 million or 23% during fiscal 2006 compared to fiscal 2005 was primarily attributable to:
•	revenues related to capital construction services for three customers in the chemical industry;

•	increased activity and increased scope for one major nuclear project in the U.S.; and

•	increase in maintenance services for several new clients in the energy and chemical industries.

The increase in revenues for fiscal 2006 was partially offset by a reduction in the amounts of maintenance services for three customers in the energy industry due to these customers’ seasonal schedules of refueling outages and the successful completion of a decommissioning project in the energy industry.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2006 was $32.8 million or 3.6% compared to $27.4 million or 3.7% for fiscal 2005. The increase in gross profit is due to the increase in capital construction services for chemical industry customers, which is being executed at a higher gross profit than the routine maintenance services. The increase in gross profit percentage related to capital construction services has been partially offset by a reduction of our estimate of total performance incentive fees on an energy project in the U.S., which resulted in a reduction of revenues and gross profit and the lower gross profit percentage.
Our maintenance segment has recorded revenues to date of $34.7 million related to our significant estimated, project incentives and unapproved change orders and claims as of August 31, 2006 on a percentage of completion basis.
Backlog
Backlog increased $19.4 million since August 31, 2005. The increase in backlog was due to two new awards in the chemical industry for capital construction services and two new awards in the energy industry to provide maintenance, modifications, and construction services partially offset by progress on our other domestic energy and chemical projects.
At August 31, 2006, five customers account for $0.7 billion or 54% of the $1.3 billion in backlog for Maintenance.
We anticipate fiscal 2007 revenues to be consistent with fiscal 2006 levels as we continue to provide additional services for current and new customers in the energy and chemical industries. We also expect our gross profit to continue at current levels in fiscal 2007, with a higher volume of capital construction services expected to be performed in fiscal 2007 offsetting our anticipated completion of a major nuclear project in 2007.
F&M Segment
Revenues
The increase in revenues of $99.8 million or 50% during fiscal 2006 as compared to fiscal 2005 is primarily attributable to significant new contract awards from the energy and chemical industries and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
The increase in revenues is also due to a change in the method of eliminating intersegment revenues. Our F&M segment performs pipe fabrication work on several E&C projects. We have previously classified these revenues as “intersegment revenues” and eliminated them from our F&M segment; however, the gross profit from these sales remained within the F&M segment. Beginning April 1, 2006 we are now segmenting the E&C contracts and the revenue from the pipe fabrication portion of the contract will remain in the F&M segment.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2006 was $67.3 million or 22.4% compared to $41.3 million or 20.5% for fiscal 2005. The increase in gross profit was primarily attributable to the increase in volume and better pricing of fabricated piping systems, increase in gross profit from bending machines sold and shipped, and better than anticipated gross profit from the domestic manufacturing and distribution business due the continued strong worldwide demand. The increase in gross profit percentage was offset by the presentation of intersegment project activity mentioned above.
Backlog
Backlog for the F&M segment as of August 31, 2006 was $408.9 million, as compared to $130.0 million as of August 31, 2005. The increase in backlog includes approximately $437.5 million in new contracts and increases in scope during the twelve months ended August 31, 2006. Based on our market outlook, we expect revenues to increase and gross profit to remain near current levels for fiscal 2007 given the increased demand resulting from expected new contract awards and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
General and Administrative Expenses, Interest Expense, and Other Income (Expense)
General and administrative expenses increased by $36.0 million, or 18.9%, during fiscal 2006 compared to fiscal 2005 in order to support the increasing revenue base and level of business activity. Despite the increase in G&A expenses, G&A expenses as a percentage of revenues was 4.7% for fiscal 2006 compared to 5.8% for fiscal 2005. Specific items that contributed to the increase in G&A expenses during fiscal 2006 included increased labor costs due to higher headcount primarily in accounting and finance, corporate functional and business development personnel, increased in professional fees for audit and legal services related to the SEC informal inquiry and other business agreements, and hurricane related costs. Also contributing to higher G&A in 2006 were our expensing of previously deferred third party financing costs and certain due diligence costs related to the proposed acquisition of a controlling interest in Westinghouse and an increase in employee compensation expense for the cost of stock options now accounted for under SFAS 123(R).
We expect our general and administrative expenses to be higher in fiscal 2007 than fiscal 2006 as a result of anticipated additional costs required to support significant growth in many of our markets.
General and administrative expenses for fiscal 2006 also includes $4.7 million of expenses related to costs associated with a potential acquisition. We defer certain third party costs directly attributable to our efforts on potential acquisitions. During the second quarter of fiscal 2006, we determined that it was unlikely that we would obtain a controlling interest in the potential acquisition and, therefore, expensed all costs including the amounts previously deferred, related to the incremental effort required to obtain the contemplated controlling interest (primarily financing certain due diligence costs). A portion of the costs related to due diligence was deferred as of August 31, 2006, and will be reflected in our accounting for the acquisition of our investment in Westinghouse, which closed in October 2006.
The decrease in interest expense reflects the decrease in our long-term debt, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005, which was partially offset by interest due to borrowings on our Credit Facility. Fiscal 2005 included a loss of $47.8 million on the retirement of debt.
The decrease in other income (expense) for fiscal 2006 was primarily due to the recognition of a $2.0 million gain on the sale of the assets of Shaw Power Technologies, Inc. during fiscal 2005.
Unconsolidated Entities, Income Taxes and Discontinued Operations
During fiscal 2006, we recognized earnings of $1.5 million as compared to earnings of $3.8 million for fiscal 2005 from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The decreased earnings from unconsolidated entities, net reflects the consolidation of a previously unconsolidated entity due to our acquisition of one of our joint venture partners, a decrease in earnings from privatization entities as a whole, and start up of our joint venture with KB Home.
Our effective tax rate was 23% and 46% for fiscal 2006 and 2005, respectively. During fiscal 2005, we recorded a $6.9 million income tax expense to establish a valuation allowance for deferred tax assets related to our U.K. pension liability. Excluding the $6.9 million valuation allowance discussed above, our effective tax rate for 2005 was 36%. The decrease in the effective rate for fiscal 2006 is primarily due to utilization of foreign Net Operating Losses (NOL) previously reserved.

The losses from discontinued operations of $2.1 million, net of taxes for fiscal 2006, as compared to a loss of $1.6 million, net of taxes for fiscal 2005, reflect discontinued operations and impairment charges associated with the decision to discontinue our Robotics paint stripping business and to make the productive assets available for sale compared to discontinued operations, contract termination costs, and other costs associated with the sale of Roche Limited, Consulting Group (Roche) and the sale of our hanger engineering and pipe support businesses during fiscal 2005. We also had a gain of $0.4 million, net of tax, on the sale of Roche in fiscal 2005.
Fiscal 2005 Compared to Fiscal 2004 (Restated)
The Explanatory statement on page 3 of this report and Notes 1 and 25 to our consolidated financial statements in Item 8 of the report address the restatement of our financial statements for fiscal years 2005 and 2004.
Executive Summary
Increased activity in the energy and chemical markets, consistent demand for clean air and fuels and transmission and distribution services, garrison support services, and disaster relief and construction services in the Southeast region of the U.S. in the first quarter of fiscal 2005 contributed to our overall revenue growth for fiscal 2005.
Gross profit for fiscal 2005 significantly increased compared to fiscal 2004, which included a charge of $39.3 million related to NEG power projects. Excluding the NEG charge, gross profit for fiscal 2005 increased by $32.8 million as the result of increased construction activity in our energy and chemical projects, increased maintenance services for our energy and chemical customers, and increased profits on our manufacturing and distribution products. However, our E&I segment experienced a decrease in gross profit in fiscal 2005 due to a decline in the volume of its commercial services and of its federal project and environmental remediation services.
For fiscal 2005, general and administrative expense were 5.8% of revenues as compared to 6.2% for fiscal 2004, however there was a charge of $29.4 million in fiscal 2004 related to the accelerated depreciation of certain software assets which, when factored in, resulted in, general and administrative expense as a percentage of revenues for fiscal 2005 were relatively consistent with fiscal 2004.
In addition, other income and expenses for fiscal 2005 included a loss on the retirement of debt of $47.8 million and a decrease in interest expense of approximately $9.0 million for fiscal 2005 resulting from the repurchase of our Senior Notes during the third quarter of fiscal 2005 (see Note 9 of our consolidated financial statements). Our effective tax rate for fiscal 2005 also reflects a $6.9 million increase in our deferred tax asset valuation allowance (see Note 10 of our consolidated financial statements).
During fiscal 2005 and 2004, we sold two of our non-core businesses. Roche Ltd., Consulting Group, which was part of our E&I segment, was sold on June 24, 2005. Our hanger engineering and pipe support businesses, which were included in our F&M segment, were sold on August 31, 2004. Both are presented in discontinued operations in our consolidated financial statements.
Between August 31, 2004 and August 31, 2005, our backlog has increased approximately $936.4 million or 16.2%. A significant portion of the increase is due to the growth of our fossil fuel EPC projects for multiple customers and chemical projects such as an ethylene plant and clean fuel projects in our E&C segment. New contracts for natural gas separation and a compression plant in our F&M segment accounted for a percentage of the increase; however, there were offsetting decreases due to steady execution of existing contracts without increases in scopes of current work, a minimal amount of new contract awards in our E&I segment and progress on existing contracts in our Maintenance segment.
Segment Analysis
E&I Segment
Revenues
The decrease of $148.2 million or 11.7% for fiscal 2005 as compared to fiscal 2004 was primarily attributable to:
•	a decrease in commercial services due to a significant project completed in 2004, which was not replaced in 2005 and a significant project provided significantly more volume in 2004 as compared to 2005, fewer Federal Government-based opportunities leading to a more competitive market for these opportunities, and our national commercial customers trending toward requesting bids on opportunities as opposed to issuing new awards under master service agreements;

•	a decrease in federal environmental remediation and property management services due to federal budget restrictions impacting environmental opportunities, less work being awarded under existing contracts and/or delays in funding under existing contracts; and

•	a decrease in our project services supporting the U.S. government customers in Iraq due to delays in government funding combined with a competitive bid environment arising from changes in contracting vehicles to more fixed-price opportunities.

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
The revised government indirect rates discussed above increased fiscal 2005 gross profit by $15.9 million. This compares to a $3.0 million increase in gross profit in fiscal 2004 resulting from other matters impacting indirect rates. Of the amounts recognized in fiscal 2005 and fiscal 2004, $14.3 million and $0.4 million, respectively, were reductions of accruals recorded in the acquisition of the IT Group in fiscal 2002
Our E&I segment recorded gross profit on a single major environmental remediation fixed-price contract of $19.2 million in fiscal 2005 and $15.1 million in fiscal 2004. The gross profit percentage recorded on this major project was significantly higher than the gross profit percentage reflected on other major E&I contracts in these periods. This project was completed in fiscal 2005.
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
Subsequent to August 31, 2005, in the aftermath of Hurricane Katrina, E&I received awards under contracts with FEMA and the U.S. Army, and expanded capacity on the Army Corps of Engineers Disaster Relief Blue-Roof contract, to provide a full range of services supporting hurricane clean-up and recovery efforts. There is no significant revenue in our backlog estimates for the contracting activity that occurred as a result of Hurricane Katrina as of August 31, 2005.
E&C Segment
Revenues
The increase of $159.2 million or 15.2% in segment revenues for fiscal 2005 compared to fiscal 2004 is due to several factors including:
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
Gross Profit and Gross Profit Percentages
The increase in gross profit and gross profit percentage for fiscal 2005 compared to fiscal 2004 is due to increased project activity and profitability on major energy projects. The first quarter of the fiscal 2004 period reflects the loss recorded on the Covert and Harquahala EPC energy projects. Increases in gross profit were partially offset by the scheduled completion of the ethylene plant in China in spring 2005, the sale of PTI in December 2004 and an impairment charge recorded in the fourth quarter of fiscal 2005 related to the Pike equipment that had been received in settlement of claims during fiscal 2004.
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

Maintenance Segment
Revenues
The increase of $215.9 million or 41.7% during fiscal 2005 compared to fiscal 2004 was primarily attributable to:
•	increase in activity and additional scope associated with a major domestic energy projects;

•	increase in maintenance services for several clients in the energy and chemical industries; and

•	the award of a new nuclear decommissioning project;

•	offset by decreasing activity at our U.K. subsidiary.
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2005 was $27.4 million or 3.7% compared to $31.3 million or 6.1% for fiscal 2004. The increase in gross profit was due primarily to:
•	increase in maintenance services discussed above; and

•	a decrease in losses in our U.K. operations resulting from efforts to make those operations smaller, more productive and efficient.
The increase in gross profit during fiscal 2005 was partially offset by our agreement to perform additional tasks related to a major domestic energy project that were previously not included in our scope of work. These additional tasks increased the contract value for the project by approximately 43% and added gross profit to our original project estimate. Due to the increase in the scope of the work on the project, our calculated percentage-of-completion at November 30, 2004 decreased as compared to the percentage-of-completion calculated as of August 31, 2004, which resulted in the temporary reversal of performance incentive revenues and gross profit in the first quarter of our fiscal 2005 that were previously recognized.
On a major domestic energy project, we record material performance incentives based primarily on schedule and cost savings on the project that will be ultimately determined and paid at the completion of the project which we anticipate will occur in fiscal 2007. We record the estimated amount of performance incentives that we expect to be paid in revenue and unbilled receivables on the percentage-of-completion method of accounting based on costs incurred to date as a percentage of estimated total project costs at completion of the project. Due to the increase in the scope of work on the project, the incentive revenues are being recognized over larger estimated total project costs at completion, which is lowering the gross profit percentage on the project as compared with the prior year. However, the performance incentive revenues and gross profit amount reversed will be recognized as costs are incurred over the remaining contract term. Additionally, in conjunction with the increase in our scope of work, we reduced our estimate of the total performance incentives expected to be earned on the project resulting in a reversal of revenues and gross profit previously recognized. Although these reversals were offset by progress in percentage-of-completion achieved during the period, we recognized a net reduction in revenues and gross profit on the project of $4.5 million related to the performance incentive in the first quarter of fiscal 2005.
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
General and Administrative Expenses, Interest Income, Interest Expense and Other Income (Expense)
General and administrative expenses were approximately $190.3 million in fiscal 2005 compared with approximately $217.2 million in fiscal 2004. Our general and administrative expenses for fiscal 2004 included amortization expense of $29.4 million related to the acceleration of amortization of certain software assets in the first quarter of fiscal 2004 as a result of a successful implementation of software systems. The $2.5 million increase during fiscal 2005, excluding the $29.4 million of amortization in fiscal 2004, is due to an increase in the accrual of employee bonuses, an increase in costs supporting our Sarbanes-Oxley compliance initiatives and an increase in the legal and consulting fees associated with the informal inquiry by the SEC, class action litigation and contract disputes and stock-based compensation expense.
For fiscal 2005, general and administrative expenses were 5.8% of revenues as compared to 7.2% for fiscal 2004. Without the additional amortization in fiscal 2004 of $29.4 million, general and administrative expenses were 6.2% of revenues in fiscal 2004.
Interest expense was approximately $29.2 million for fiscal 2005, compared to approximately $38.2 million for fiscal 2004. The decrease from the prior year reflects the decrease in our debt since fiscal 2004, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005 (see Note 9 of our consolidated financial statements). Interest income for fiscal 2005 increased to approximately $5.6 million as compared to $1.7 million for fiscal 2004, primarily as a result of interest earned on a larger restricted and escrowed cash account compared to fiscal 2004.
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
The losses from discontinued operations of $1.6 million, net of taxes for fiscal 2005, as compared to a loss of $5.6 million, net of taxes for fiscal 2004, reflect discontinued operations, contract termination costs, and other costs associated with the sale of Roche Limited, Consulting Group (Roche) and the sale of our hanger engineering and pipe support businesses during fiscal 2005 and fiscal 2004. We also had a gain of $0.4 million, net of tax, on the sale of Roche in fiscal 2005 and a $3.0 million impairment charge, net of tax, during fiscal 2004 in connection with the classification of our hanger engineering and pipe support businesses as assets held for sale. Our effective tax rate was 46% and (42)% for fiscal 2005 and 2004, respectively.
During the third quarter of fiscal 2005, we recorded a $6.9 million income tax expense to establish a valuation allowance for deferred tax assets related to our U.K. pension liability. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This expense has no impact on cash tax paid or our ability to deduct the related expenses to reduce future cash tax payable in the U.K. Currently, U.K. tax laws do not provide an expiration date for net operating loss carryforwards; therefore these deductions can be carried forward indefinitely and used to offset future taxable income that we generate in the U.K.
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
Liquidity and Capital Resources
Cash Flow for Fiscal 2006, 2005 and 2004
Executive Summary
Our liquidity position is impacted by cash generated from operations, customer advances and underbillings of costs incurred (a condition that often accompanies projects with claims and unapproved change orders or loss projects) on contracts in progress and access to capital financial markets. As customer advances are reduced through project execution, if not replaced by advances on new projects, our cash position will be reduced. Cash is used to fund operations, capital expenditures, acquisitions and service debt.
Cash flows from operations were negative during fiscal 2006 as compared to fiscal 2005 as the hurricane disaster recovery work has increased the amounts due from U.S. government clients and agencies owned by the U.S. government, primarily FEMA and the U.S. Army Corps of Engineers. While we have a significant history of recovering amounts related to work performed for the U.S. government, the current circumstances increase the uncertainties in estimating the amounts we will actually recover under existing contracts for work we have already performed. If our estimated amounts recoverable on these projects differ from the amounts ultimately collected, those differences will be recognized as income or loss and our earnings and cash flows could be materially impacted.
As of August 31, 2006, we had cash and cash equivalents of $154.8 million, restricted and escrowed cash of $43.4 million, and $236.4 million of availability under our $750.0 million Credit Facility (amended subsequent to August 31, 2006, see discussion of Westinghouse acquisition below) to fund operations. We also have a shelf registration statement with $236.1 million available for the issuance of any combination of equity or debt securities if needed. Management believes cash generated from operations, available borrowings under our Credit Facility, and if necessary, available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.
The following table sets forth the cash flows (in thousands):

	Year Ended August 31,
	2006	2005	2004
		(Restated)	(Restated)
Cash flow provided by (used in) operations	$(75,080)	$67,228	$(14,836)
Cash flow provided by (used in) investing	67,271	(126,462)	(32,434)
Cash flow provided by (used in) financing	101,306	13,513	(39,448)
Cash from consolidation of variable interest entities	2,290	1,343	879
Effect of foreign exchange rate changes on cash	2,271	(1,194)	(1,519)
Operating Cash Flow
Net operating cash flows decreased by $142.3 million during the year ended August 31, 2006 compared to the same period in fiscal 2005. The decrease is due primarily to providing hurricane disaster recovery work. Subsequent to August 31, 2006, we received payments from our customers related to hurricane disaster recovery work totaling $198.3. In executing our disaster recovery work associated with Hurricanes Katrina and Rita, we experienced payment terms with subcontractors generally shorter than historical levels reflecting a tight market for delivery of services and supplies into the disaster affected area. In contrast, we have experienced significantly slower historical receipts for our services as final contract terms are resolved with customers and our state and local government customers await federal relief funds. The extended periods to collect payment for our services combined with a significant increase in the volume of work on these disaster relief efforts have resulted in a use of cash and reduction in operating cash flows during the fiscal year. The decrease in net operating cash flows in fiscal 2006 was also impacted by the disbursement of funds associated with one project in the U.S., which achieved substantial completion during the third quarter of fiscal year 2006. Additionally, we recorded claims and unapproved charge orders on certain projects that were being executed in 2006 in our E&C segment which will not result in cash inflows until those projects are completed and the final contractual terms are mutually agreed. Partially offsetting these decreases were cash receipts related to claims recovery of approximately $67.7 million.
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
Net operating cash flows increased by $82.1 million from fiscal 2004 to fiscal 2005. The increase in fiscal 2005 was primarily due to net income, losses on retirement of debt and significant cash that was provided by settlements on various claims and the receipt of proceeds from a domestic energy project partially offset by a decrease in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts.
Investing Cash Flow
Cash provided by investing activities increased $193.7 million from fiscal 2005 to fiscal 2006. Significant cash was deposited into restricted and escrowed cash accounts, primarily to set aside funding for one project in the U.S. during the first half of fiscal 2005 as compared to significant cash received from the withdrawal of funds from restricted and escrowed cash accounts associated with completion of that project during fiscal 2006.

Cash utilized by investing activities increased $94.0 million from fiscal 2004 to fiscal 2005. Significant cash was used in fiscal 2005, primarily to fund the restricted and escrowed cash account associated with our EPC project to build a combined-cycle energy plant in Astoria, New York, which was partially offset by the sale of certain assets. Net activity of our marketable securities of $49.9 million and cash received from restricted and escrowed cash of $38.5 million helped to provide net cash inflows during fiscal 2003.
Financing Cash Flow
Net financing cash flows increased $87.8 million from fiscal 2005 fiscal 2006. Higher amounts of cash were provided by net proceeds from our revolving credit agreements during the first half of fiscal 2006 as compared to the first half of fiscal 2005.
Net financing cash flows increased $53.0 million from fiscal 2004 to fiscal 2005. Significant amounts of cash were provided by our stock offerings that occurred during fiscal 2005 and fiscal 2004, which were used to redeem a majority of our Senior Notes and LYONs during fiscal 2005 and 2004, respectively. We also had proceeds of $41.2 million from our credit facilities during fiscal 2005.
Credit Facilities and Revolving Lines of Credit
Subsequent to August 31, 2006, we entered into Amendment IV to our Credit Agreement, which increased our Credit Facility from $750.0 million to $850.0 million and increased our sublimits for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007 and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010.
The following is a discussion of our credit facilities and revolving lines of credit as of August 31, 2006, prior to Amendment IV discussed above. Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	August 31,
	2006	2005
Credit facility	$145.5	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	5.5	6.3

Total outstanding	151.0	47.3
Less: current maturities	(5.5)	(6.4)

Total long-term revolving lines of credit	$145.5	$40.9

Primary Revolving Line of Credit
On October 3, 2005, we entered into Amendment I to our Credit Agreement to increase our Credit Facility from $450.0 million to $550.0 million and increased our sublimits for revolving credit and financial letters of credit from $200.0 million to $225.0 million. On February 27, 2006 we entered into Amendment II, which increased our Credit Facility from $550.0 million to $750.0 million, and increased our sublimits for revolving credit and financial letters of credit from $325.0 million to $425.0 million.
See Note 9 to our consolidated financial statements in Item 8 of this Form 10-K report for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of August 31, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 9 of the notes to our consolidated financial statements in Item 8 of this Form 10-K report.

Credit
Facility
Total Credit Facility	$750.0
Less: outstanding performance letters of credit	276.0
Less: outstanding financial letters of credit	43.1
Less: outstanding revolving credit loans	145.5

Remaining availability for performance letters of credit	$285.4

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$425.0
Less: outstanding financial letters of credit	43.1
Less: outstanding revolving credit loans	145.5

Remaining availability for financial letters of credit and revolving credit loans	$236.4

The Credit Facility will be used, from time to time, for working capital needs including funding disaster relief, emergency response and recovery services and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2006, we periodically borrowed under our Credit Facility for our working capital needs and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On August 31, 2006, the weighted-average interest rate on the outstanding balance of the Credit Facility was 7.35%, compared with a weighted-average interest rate of 6.75% on August 31, 2005. As of August 31, 2006, we had outstanding letters of credit under the Credit Facility of approximately $319.1 million as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit under the Credit Facility was approximately $4.7 million, $6.2 million and $5.5 million for fiscal 2006, 2005, and 2004, respectively.
As of August 31, 2006, we were in compliance with the covenants contained in the Credit Facility. See Note 9 to our consolidated financial statements in Item 8 of this Form 10-K for a more detailed description of our covenants.
Foreign Revolving Lines of Credit
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our Variable Interest Entities (VIEs) (in thousands, except percentages):

	August 31,	August 31,
	2006	2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,654	$6,253
Outstanding:
Letters of credit	4,072	4,072
Short-term revolving lines of credit	17	57

	4,089	4,129

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,565	$2,124

Weighted-average interest rate	6.75%	6.75%
As of August 31, 2006, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $5.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.7% to 8.0% as of August 31, 2006. We also have a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving line of credit and term loan of $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.25% to 6.50% as of August 31, 2005.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million unsecured standby letter of credit facility with a bank. On July 6, 2006, this standby letter of credit facility increased to $32.0 million. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of August 31, 2006, there were $4.7 million letters of credit outstanding under this facility.
As of August 31, 2006, we had cash and cash equivalents of $154.8 million, restricted and escrowed cash of $43.4 million, and $236.4 million of availability under our $750.0 million Credit Facility to fund operations. In addition, as discussed above, in October 2006 we amended our Credit Facility to add additional capacity. We also have a shelf registration statement with $236.1 million available for the issuance of any combination of equity or debt securities if needed. Management believes that cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under Credit Facilities and, if necessary, available sales of equity or debt under our shelf registration will be sufficient to fund operations for the next twelve months.
Westinghouse Acquisition
We announced on October 4, 2006 that we joined with Toshiba Corporation (Toshiba) in the acquisition of Westinghouse Electric Company (Westinghouse). Our 20% interest in Westinghouse was acquired by our 100% owned special purpose acquisition subsidiary, Nuclear Energy Holdings, L.L.C. (NEH). On October 13, 2006, NEH closed the private placement of Japanese Yen-denominated bonds (the Bonds) with an approximate principal amount of $1.08 billion. On October 16, 2006, the proceeds from this placement funded NEH’s acquisition. In connection with the acquisition, NEH has a Japanese Yen-denominated option (the Option) to sell all or part of our 20% ownership interest in Westinghouse to Toshiba prior to the maturity of the Bonds for not less than 97% of the original purchase price of the shares. The Option is exercisable during the period from March 31, 2010 through September 30, 2012 (subject to extensions), or earlier in the event of certain Toshiba credit events. The Bonds will be secured by the assets of and 100% of the membership interests in NEH, its shares in Westinghouse, the Option, a $36 million letter of credit established by Shaw for the benefit of NEH related to principal on the Bonds (Principal LC) and one or more letters of credit for the benefit of NEH related to interest on the Bonds (Interest LC). The Bonds have no further recourse to Shaw or its other subsidiaries. The Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. Repayment of the Bonds upon call or maturity is expected to be funded by cash flows generated by our investment in Westinghouse or from the proceeds upon exercise of the Option.
The initial Interest LC is approximately $113 million in the aggregate to cover interest until the beginning of the option period. Other than the Principal LC and the Interest LC delivered at the closing of the Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, Shaw is not required to provide any additional letters of credit or cash to or for the benefit of NEH.
We amended our revolving credit agreement to allow for the investment in Westinghouse and to allow for an increase in the facility from its current $750 million to up to $1 billion. We made effective $100 million of the approved increase, thus increasing the capacity of the facility to $850 million, in conjunction with this amendment. Subject to outstanding amounts, the entire credit facility, as amended, would be available for performance letters of credit, and up to $525 million would be available for revolving credit loans and financial letters of credit until November 30, 2007, and $425 million thereafter. The amendment and increase will be effective upon closing of the Westinghouse transaction.
The shareholders agreements contemplate that Westinghouse will distribute agreed percentages of net income to its shareholders as dividends, and the shares to be owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed.
Off Balance Sheet Arrangements
On a limited basis, performance assurances are extended to customers that guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, generally our maximum potential exposure is the remaining cost of the work to be performed by or on behalf of third parties under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

During fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of August 31, 2006, the maximum exposure amount has decreased to $52.4 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. During the fourth quarter of fiscal 2006, our obligation under the guarantee was reduced to $4.4 million by net proceeds from the sale of one of the properties applied against the total commitment. As of August 31, 2006, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
During the third quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee a revolving line of credit of one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for helping the entity meet its working capital needs. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated at $1.8 million. As of August 31, 2006, we had recorded an immaterial liability and corresponding asset related to this guarantee.
During the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of August 31, 2006, we had recorded a liability and corresponding asset related to this guarantee.
Commercial Commitments
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2006, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit —Domestic and Foreign	$323.2	$24.2	$253.6	$42.4	$3.0
Surety bonds	438.2	209.4	206.2	—	22.6

Total Commercial Commitments	$761.4	$233.6	$459.8	$42.4	$25.6

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to August 31, 2006.
Of the amount of outstanding letters of credit at August 31, 2006, $276.0 million were issued to customers in connection with contracts (performance letters of credit). Of the $276.0 million, five customers held $206.7 million or 75% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit for fiscal 2006.
As of August 31, 2006 and 2005, we had total surety bonds of $438.2 million and $420.8 million, respectively. However, based on our percentage of completion on contracts covered by these surety bonds, our estimated potential liability as of August 31, 2006 and August 31, 2005 was $310.8 million and $123.1 million, respectively. The $187.7 million increase is due primarily to required surety bond coverage on one of our large projects during the second fiscal quarter of 2006 as well as additional required coverage for our disaster relief, emergency response and recovery services.
Fees related to these commercial commitments were $17.8 million for fiscal 2006 as compared to $10.6 million for fiscal 2005 and were recorded in the accompanying consolidated statements of operations.
For a discussion of long-term debt and a discussion of contingencies and commitments, see Notes 9 and 14, respectively, to our consolidated financial statements in Item 8 of this Form 10-K.

Aggregate Contractual Obligations
As of August 31, 2006 we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$28.9	$4.4	$6.8	$17.7	$—
Capital lease obligations	5.2	1.8	3.1	0.3	—
Operating leases	241.4	55.7	134.9	22.0	28.8
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$275.5	$61.9	$144.8	$40.0	$28.8

See Note 9, Note 13, and Note 14 of our consolidated financial statements for a discussion of long-term debt, leases, and contingencies.
Also see Note 12 of our consolidated financial statements for a discussion of contingencies.
Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements
We consider an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of directors and Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that required estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Information regarding our other accounting policies is included in the notes to our consolidated financial statements.
Engineering, Procurement and Construction Contract and Environmental and Infrastructure Revenue Recognition and Profit and Loss Estimates Including Claims
Nature of Estimates Required
A substantial portion of our revenue is derived from engineering, procurement and construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contracts or as combined contracts (i.e. one contract that covers engineering, procurement and construction or a combination thereof). For contracts that meet the criteria under SOP 81-1, we recognize revenues on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs.
It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and gross profit for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being executed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. These adjustments are, in our opinion, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion accounting method discussed above for our contracts.
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

Our cost-reimbursable contracts are sometimes structured as target-price contracts. Target-price contracts contain an incentive/penalty arrangement which results in our fee being adjusted, within certain limits, for cost under runs/overruns to an established target-price, representing our estimated cost and fee for the project. In addition, certain target-price contracts require that we share in cost overruns in excess of our fee which could result in a loss on the contract should such a level of cost overruns occur. Cost-reimbursable contracts generally provide for reimbursement of our direct costs, but generally limit our fee to an agreed upon percentage of costs or to a certain specified amount and often specify costs that are not reimbursable. Usually, target-price contracts are priced with higher fees than cost-reimbursable contracts because of the uncertainties relating to an adjustable fee arrangement or for the sharing of potential cost overruns in excess of the fee. Additionally, both the target cost and cost-reimbursable contracts frequently have other incentive and penalty provisions for such matters as schedule and performance results.

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

In most situations, the amount and impact of incentives/penalties are not, or cannot be, finalized until the completion stages of the contract, at which time we record adjustments to the amounts of project revenues and cost on a cumulative catch-up basis.

•	We have fixed-price contracts, for which the accuracy of gross profit is dependent on the accuracy of cost estimates and other factors.

The accuracy of the gross profit we report for fixed-price contracts is dependent upon the judgments we make in estimating our contract performance, contract revenues and cost, and our ability to recover additional contract costs through change orders, claims or backcharges to the customer, subcontractors and vendors. Many of these contracts also have incentive/penalty provisions. Increases in cost estimates and decreases in revenue estimates, unless recoverable from claims or change orders, will result in a reduction in profit.

Disputes with other parties involved in the contract can and often do occur. These disputes are generally the result of one party incurring costs or damages caused by another party during execution of a project. We may incur additional costs or be damaged and we may cause additional costs or damage other parties. The other parties include our customer on the contract, subcontractors and vendors we have contracted with to execute portions of the project and others. We may claim damages against others and others may claim damages against us. Collectively, we refer to disputes related to collection of these damages as “claims.” Claims include amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These claims against customers are included in our revenue estimates as additional contract revenues up to the amount of contract costs incurred when the recovery of such amounts is probable. Backcharges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts is probable and the costs can be reasonably estimated.

•	Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or after a contract is completed. When estimating the amount of total gross profit or loss on a contract, we include claims related to our customers as adjustments to revenues and claims related to vendors, subcontractors and others as adjustments to cost of revenues when the recovery of such amounts is probable and the amounts can be reasonably estimated. Recording claims ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded up to the amount of costs incurred and include no gross profit until such time as they are finalized and approved. In most cases, the claims included in determining contract gross profit are less than the actual claim that will be or has been presented.

Claims are included in costs and estimated earnings in excess of billings on the balance sheet (see Note 18 of our consolidated financial statements for further discussion of our significant claims).
Assumptions and Approach Used
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
Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract gross profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Gross profit is recorded for change orders and claims in the period such amounts are settled or approved.
Other Revenue Recognition and Profit and Loss Estimates
Nature of Estimates Required
Revenues generated from licensing our chemical industry performance enhancement technologies are recorded in the period earned based on the performance criteria defined in the related contracts.
Assumptions and Approach Used
For running royalty agreements, we recognize revenues based on customer production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the customers’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date on engineering services to total estimated contract costs (primarily engineering cost and estimated performance guarantee liability). Under such agreements, revenue available for recognition on a percentage of completion basis is limited to the agreement value less a provision for contractually specified performance guarantees. The provision for performance guarantees is recorded in gross profit when, and if, the related performance testing is successfully completed.
Nature of Estimates Required
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
Assumptions and Approach Used
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

Litigation, Commitments and Contingencies
Nature of Estimates Required
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
Assumptions and Approach Used
In accordance with SFAS No. 5, “Accounting for Contingencies,” amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Income Taxes
Nature of Estimates Required, Assumptions and Approach Used
Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting basis and the income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of August 31, 2006, we had gross deferred tax assets of $138.4 million, net of valuation allowance, including $96.9 million related to net operating losses and tax credit carryforwards. As of August 31, 2006, we had a deferred tax asset valuation allowance of $13.2 million (see Note 10 of our consolidated financial statements).
Acquisitions — Fair Value Accounting and Goodwill Impairment
Nature of Estimates Required
Goodwill represents the excess of the cost of acquired businesses over the fair value of their identifiable net assets. Our goodwill balance as of August 31, 2005 was approximately $506.6 million; most of which related to the Stone & Webster acquisition in fiscal 2000 and the IT Group acquisition in fiscal 2002 (see Note 8 to our consolidated financial statements). Our estimates of the fair values of the tangible and intangible assets and liabilities we acquire in acquisitions are determined by reference to various internal and external data and judgments, including the use of third party experts. These estimates can and do differ from the basis or value (generally representing the acquired entity’s actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities. Accordingly, our post-acquisition financial statements are materially impacted by and dependent on the accuracy of management’s fair value estimates and adjustments. Our experience has been that the most significant of these estimates are the values assigned to construction contracts, production backlog, customer relationships, licenses and technology. These estimates can also have a positive or negative material effect on future reported operating results. Further, our future operating results may also be positively or negatively materially impacted if the final values for the assets acquired or liabilities assumed in our acquisitions are materially different from the fair value estimates which we recorded for the acquisition.
Assumptions and Approach Used
We completed our annual impairment test during the third quarter of fiscal 2006 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that goodwill at March 1, 2006 was not impaired. We test goodwill for impairment at each of our reporting unit levels. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our reporting units based on estimated projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business and changes in our projected discounted cash flows, in addition to our stock price and market value of interest bearing obligations. We do not believe any events have occurred since our annual impairment test that would cause an impairment of goodwill. However, our businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of our businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and affect various debt covenants, could be required in such circumstances. Our next required annual impairment test will be conducted in the third quarter of fiscal 2007 unless indicators of impairment occur prior to that time.
Retirement Benefits
Nature of Estimates Required, Assumptions and Approach Used
Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plans are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on investments, or future salary costs, our future pension benefit expenses could increase or decrease. As of August 31, 2006, we had a minimum pension liability recorded of $28.0 million. This liability will likely require us to increase our future cash contributions to the plans.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending August 31, 2007. We are currently evaluating the impact of the provisions of FAS 158.
In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning September 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.
Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We will be required to initially apply SAB No. 108 during fiscal year 2007. We are assessing the impact, if any; the adoption of SAB No. 108 will have on our financial position and results of operations.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our results of operations, financial position and cash flows.

In June 2006 the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our condensed consolidated financial statements.
In April 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. We are currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on our financial position, results of operations and cash flows.
In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), which changes the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. SFAS No. 155 will be effective for our 2008 fiscal year. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2007. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a special one-time tax deduction of 85% dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.25% federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We studied the provisions of the Act related to the repatriation of earnings and did not repatriate any earnings as of August 31, 2006.
Effective September 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. As a result of adopting SFAS 123(R) on September 1, 2005, our income before taxes, net income and basic and diluted income per share for the year ended August 31, 2006, were $9.5 million, $7.5 million, $0.09 and $0.09 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants. Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on September 1, 2005 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Prior periods were not restated to reflect the impact of adopting the new standard. Differences in assumptions in estimating fair value under SFAS 123(R) versus SFAS 123 to options include adjustments to patterns of employees with respect to expected future exercise patterns and the implied volatility of our stock price.
Upon adoption of SFAS 123(R), we also recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. At August 31, 2006 there was $14.8 million of unrecognized compensation cost related to share-based payments for stock option awards which is expected to be recognized over a weighted-average period of 2.6 years. As of August 31, 2006, we have unrecognized compensation expense of $18.6 million associated with restricted stock awards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk due to changes in interest rates, primarily in the U.S. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about our future maturities of principal for outstanding debt instruments (including capital leases) and fair value at August 31, 2006 (in millions):

	Expected Maturity Dates							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Long-term debt
Fixed rate	$6.1	$3.2	$3.1	$16.0	$2.0	$—	$30.4	$31.2
Average interest rate	6.45%	7.87%	5.63%	10.61%	8.27%	—	—
Variable rate	$0.1	$3.7	$—	—	$145.5	—	$149.3	$149.3
Average interest rate	6.8%	6.80%		—	7.43%	—
Short-term line of credit			—
Variable rate	$5.5	—	—	—	—	—	$5.5	$5.5
Average interest rate	7.70%	—	—	—	—	—
At August 31, 2006, the interest rate on our primary Credit Facility was 7.35% with an availability of $236.4 million (see Note 9 of our consolidated financial statements for further discussion of our Credit Facility).

The estimated fair value of long-term debt and capital leases as of August 31, 2006 and 2005 was approximately $35.0 million and $24.0 million, respectively. The fair value of the Senior Notes as of August 31, 2006 was based on current market prices of such debt and based on the assumption that the recorded balance approximates fair value.
Foreign Currency Risks
The majority of our transactions are in U.S. dollars; however, certain of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage our risks associated with our operating activities when an operation enters into a transaction in a currency that is different from its local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. As of August 31, 2006, we had minimal forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position (see Notes 1 and 19 of our consolidated financial statements).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Shaw Group Inc. and subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2006, because of the effect of material weaknesses in internal control over financial reporting resulting in a misapplication of generally accepted accounting principles pursuant to the requirements of APB 25 for stock options, a calculation error in revenue recognition for contracts, and a misapplication of generally accepted accounting principles pursuant to the requirements of FIN 46(R) for minority interest, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Shaw Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. The Company identified a misapplication of generally accepted accounting principles pursuant to the requirements of APB 25 whereby the Company’s controls to determine the initially recognized measurement date for stock options issued in 2000 did not detect during the financial statement close process that all criteria for a measurement date had not been met resulting in a restatement of prior periods, a calculation error in revenue recognition for a contract whereby an input error in a contract worksheet was not detected in the financial statement close process resulting in a restatement of prior periods, and a misapplication of generally accepted accounting principles pursuant to the requirements of FIN 46(R) whereby the minority interest of a consolidated entity was misstated, resulting in a restatement of prior periods. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated October 27, 2006 on those financial statements.
In our opinion, management’s assessment that The Shaw Group Inc. and subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Shaw Group Inc. and subsidiaries have not maintained, effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2006 and our report dated October 27, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
October 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Shaw Group Inc. and subsidiaries at August 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with U. S. generally accepted accounting principles.
As discussed in Notes 1 and 25 to the consolidated financial statements, the consolidated financial statements have been restated.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 27, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
New Orleans, Louisiana
October 27, 2006

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2006 and 2005
(Dollars in thousands)

		(Restated)
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$154,837	$56,779
Restricted and escrowed cash	43,409	171,900
Accounts receivable, including retainage, net	740,920	418,035
Inventories	101,337	97,684
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	455,819	395,124
Deferred income taxes	83,085	90,600
Prepaid expenses	8,407	6,280
Assets held for sale	5,230	9,520
Other current assets	85,616	27,131

Total current assets	1,678,660	1,273,053
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	52,048	34,871
Property and equipment:
Transportation equipment	15,882	11,351
Furniture, fixtures and software	99,945	89,771
Machinery and equipment	138,468	125,790
Buildings and improvements	63,456	51,542
Assets acquired under capital leases	8,382	5,731
Land	6,612	5,779
Construction in progress	8,906	9,623

Total property, plant, and equipment	341,651	299,587

Less: accumulated depreciation	(166,220)	(142,051)

Net property, plant, and equipment	175,431	157,536

Goodwill	506,592	506,453

Other assets	116,403	116,975

	$2,529,134	$2,088,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$483,002	$326,976
Accrued liabilities	211,162	163,651
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	316,674	274,198
Contract liability adjustments	3,361	6,936
Deferred revenue — prebilled	14,772	8,357
Current maturities of long-term debt	4,351	4,135
Short-term revolving lines of credit	5,526	6,367
Current portion of obligations under capital leases	1,811	1,854

Total current liabilities	1,040,659	792,474
Long-term revolving line of credit	145,517	40,850
Long-term debt, less current maturities	24,584	21,718
Obligations under capital leases, less current portion	3,433	2,973
Deferred income taxes	18,664	21,518
Other liabilities	39,662	46,962
Minority interest	13,408	15,240
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 85,866,727 and 84,289,004 shares issued, respectively; and 80,475,928 and 78,957,349 shares outstanding, respectively	1,074,106	1,044,903
Retained earnings	295,962	245,112
Accumulated other comprehensive loss	(25,363)	(31,752)
Unearned stock-based compensation	—	(11,197)

Treasury stock 5,390,799 and 5,331,655 shares, respectively	(101,498)	(99,913)

Total shareholders’ equity	1,243,207	1,147,153

	$2,529,134	$2,088,888

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005 (Restated)	2004 (Restated)
Revenues	$4,775,615	$3,262,328	$3,014,709
Cost of revenues	4,446,143	2,969,658	2,794,021

Gross profit	329,472	292,670	220,688
General and administrative expenses	226,244	190,252	217,214

Operating income	103,228	102,418	3,474
Interest expense	(19,059)	(29,225)	(38,190)
Interest income	5,877	5,571	1,718
Loss on retirement of debt	—	(47,772)	(1,325)
Foreign currency transaction gains (losses), net	(961)	919	(2,702)
Other income (expense), net	(1,380)	6,870	1,523

	(15,523)	(63,637)	(38,976)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	87,705	38,781	(35,502)
Provision (benefit) for income taxes	20,540	17,784	(14,599)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	67,165	20,997	(20,903)
Minority interest	(15,680)	(7,243)	(9,162)
Earnings (losses) from unconsolidated entities, net of taxes	1,513	3,809	2,578

Income (loss) from continuing operations	52,998	17,563	(27,487)
Income (loss) from discontinued operations, net of taxes:

Income (loss) from discontinued operations	(1,144)	(1,943)	(2,593)
Gain (impairment) of discontinued operations	(1,004)	356	(2,995)

Income (loss) from discontinued operations, net of taxes	(2,148)	(1,587)	(5,588)

Net income (loss)	$50,850	$15,976	$(33,075)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.68	$0.25	$(0.47)
Income (loss) from discontinued operations, net of taxes	(0.03)	(0.02)	(0.10)

Net income (loss)	$0.65	$0.23	$(0.57)

Diluted:
Income (loss) from continuing operations	$0.66	$0.25	$(0.47)
Income (loss) from discontinued operations, net of taxes	(0.03)	(0.02)	(0.10)

Net income (loss)	$0.63	$0.23	$(0.57)

Weighted average shares outstanding:
Basic	78,791	68,673	58,005
Diluted:
Stock options	1,168	921	—
LYONs Convertible Debt	10	—	—
Restricted stock	320	198	—

Total	80,289	69,792	58,005

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

						Accumulated
	Common			Treasury	Unearned	Other		Total
	Stock	Treasury	Common	Stock	Stock-Based	Comprehensive	Retained	Shareholders'
	Shares	Stock Shares	Stock Amount	Amount	Compensation	Income (Loss)	Earnings	Equity
Balance, August 31, 2003 (Restated)	43,121,871	(5,331,655)	$514,348	$(99,913)	$(216)	$(20,540)	$262,211	$655,890
Net income (loss)	—	—	—	—	—	—	(33,075)	(33,075)
Other comprehensive income:
Foreign translation adjustments	—	—	—	—	—	2,938	—	2,938

Change in unrealized net gain (losses) on hedging activities, net of tax expense of $2	—	—	—	—	—	222	—	222
Reduction in pension liability, not yet recognized in net periodic pension expense, net of tax of $936	—	—	—	—	—	2,223	—	2,223

Comprehensive income (loss)	—	—	—	—	—	—	—	(27,692)
Shares issued in public equity offerings	25,346,000	—	245,966	—	—	—	—	245,966
Exercise of options	38,750	—	191	—	—	—	—	191
Tax benefit on exercise of options	—	—	49	—	—	—	—	49
Stock-based compensation	594,872	—	7,723	—	(7,723)	—	—	—
Stock option compensation (1)	—	—	3,800	—	—	—	—	3,800
Amortization of stock-based compensation	—	—	—	—	1,867	—	—	1,867

Balance, August 31, 2004 (Restated)	69,101,493	(5,331,655)	$772,077	$(99,913)	$(6,072)	$(15,157)	$229,136	$880,071
Net income (loss)	—	—	—	—	—	—	15,976	15,976
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(3,872)	—	(3,872)
Change in unrealized net gains (losses) on hedging activities, net of tax expense of $5	—	—	—	—	—	(210)	—	(210)
Additional pension liability, not yet recognized in net periodic pension expense, net of tax of $—	—	—	—	—	—	(12,513)	—	(12,513)

Comprehensive income (loss)	—	—	—	—	—	—	—	(619)
Shares issued in public equity offerings	14,067,500	—	260,270	—	—	—	—	260,270
Exercise of options	378,715	—	3,248	—	—	—	—	3,248
Tax benefit on exercise of options	—	—	563	—	—	—	—	563
Stock-based compensation	741,296	—	9,445	—	(9,134)	—	—	311
Stock option compensation (1)	—	—	(700)	—	—	—	—	(700)
Amortization of stock-based compensation	—	—	—	—	4,009	—	—	4,009

Balance, August 31, 2005 (Restated)	84,289,004	(5,331,655)	$1,044,903	$(99,913)	$(11,197)	$(31,752)	$245,112	$1,147,153
Net income (loss)	—	—	—	—	—	—	50,850	50,850
Other comprehensive income:	—	—	—	—	—	—	—	—
Foreign translation adjustments	—	—	—	—	—	(495)	—	(495)
Change in unrealized net gains (losses) on hedging activities, net of tax expense of $5	—	—	—	—	—	(7)	—	(7)
Decrease in pension liability, not yet recognized in net periodic pension expense, net of tax of $5,951	—	—	—	—	—	6,891	—	6,891

Comprehensive income (loss)	—	—	—	—	—	—	—	57,239
Exercise of options	1,168,023	—	18,675	—	—	—	—	18,675
Tax benefit on exercise of options	—	—	4,583	—	—	—	—	4,583
Stock-based compensation	409,700	(59,144)	24,463	(1,585)	(7,321)	—	—	15,557
Reclassification of unearned compensation due to the adoption of FAS 123R	—	—	(18,518)	—	18,518	—	—	—

Balance, August 31, 2006	85,866,727	(5,390,799)	$1,074,106	$(101,498)	$—	$(25,363)	$295,962	$1,243,207

(1)	Effect of re-measuring a stock option grant, see Note 25 of our consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005 (Restated)	2004 (Restated)
Cash flows from operating activities:
Net income (loss)	$50,850	$15,976	$(33,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,397	31,183	60,002
Impairment of discontinued operations	1,004	—	2,995
Provision (benefit) for deferred income taxes	3,610	11,573	(12,969)
Stock-based compensation expense	18,277	4,321	5,938
Accretion of interest on discounted long-term debt	40	264	2,136
Amortization of deferred debt issue costs	1,084	3,448	4,509
Amortization of contract adjustments	(3,575)	(11,098)	(15,204)
Provision for uncollectible accounts receivable	10,285	2,655	8,368
(Earnings) losses from unconsolidated entities, net of taxes	(1,513)	(3,809)	(2,578)
Impairment of assets	5,130	—	—
Distributions from unconsolidated entities	1,956	—	—
Foreign currency transaction (gains) losses, net	961	(919)	2,702
Loss on retirement of debt	—	47,772	1,325
Write-off of claims receivable	48,155	—	—
Minority interest	14,901	3,915	5,455
Other	(779)	(2,555)	(1,490)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(318,063)	30,067	(9,007)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(96,425)	(20,523)	(147,555)
(Increase) decrease in inventories	(4,036)	(17,616)	12,480
(Increase) decrease in other current assets	(40,172)	11,697	3,965
(Increase) decrease in prepaid expenses	(2,452)	4,292	14,781
(Increase) decrease in other assets	(18,913)	(8,509)	(14,019)
Increase (decrease) in accounts payable	129,064	4,206	(5,600)
Increase (decrease) in accrued liabilities	46,925	3,842	6,890
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	39,742	(82,049)	96,019
Increase (decrease) in deferred revenue-prebilled	5,293	2,359	(5,332)
Increase (decrease) in other long-term liabilities	174	36,736	4,428

Net cash provided by (used in) operating activities	(75,080)	67,228	(14,836)
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash surrendered	1,242	14,108	—
Purchases of businesses, net of cash received	(720)	—	(23,847)
Purchase of property and equipment	(48,887)	(30,201)	(31,507)
Investment in and advances to unconsolidated entities and joint ventures	(19,244)	(13,335)	(8,426)
Distributions from unconsolidated entities	3,785	14,930	7,538
Acquisition costs	(2,188)	—	—
Deposits in escrowed cash for repurchase of LYONs	—	—	(23,229)
Withdrawal from escrowed cash for repurchase of LYONs	—	—	23,229
Cash received from restricted and escrowed cash	193,722	212,474	168,196
Cash deposited into restricted and escrowed cash	(65,230)	(327,800)	(166,734)
Proceeds from sale of property and equipment	4,791	3,362	2,588
Proceeds from sale of assets held for sale	—	—	5,662
Proceeds from the sale of investment in an unconsolidated entity	—	—	9,000
Maturities of marketable securities, held to maturity	—	—	5,096

Net cash provided by (used in) investing activities	67,271	(126,462)	(32,434)
Cash flows from financing activities:
Repayment of debt and capital leases	(4,878)	(279,828)	(276,904)
Payments for financed insurance premiums	(9,765)	(10,582)	(8,892)
Return of capital to investment partner	(12,210)	—	—
Proceeds from issuance of debt	5,305	3,726	1,724
Deferred credit costs	(2,072)	(4,886)	(2,551)
Issuance of common stock	18,664	263,849	246,157
Tax benefits from stock based compensation	2,433	—	—
Proceeds from revolving credit agreements	1,361,055	463,551	1,018
Repayments of revolving credit agreements	(1,257,226)	(422,317)	—

Net cash provided by (used in) financing activities	101,306	13,513	(39,448)

Cash from variable interest entities	2,290	1,343	879
Effects of foreign exchange rate changes on cash	2,271	(1,194)	(1,519)

Net increase (decrease) in cash and cash equivalents	98,058	(45,572)	(87,358)
Cash and cash equivalents — beginning of year	56,779	102,351	189,709

Cash and cash equivalents — end of year	$154,837	$56,779	$102,351

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$19,404	$40,206	$31,325

Income taxes	$4,035	$5,133	$1,220

Noncash investing and financing activities:
Issuance of restricted stock	$15,908	$9,445	$7,723

Financed insurance premiums	$10,068	$11,034	$6,266

Transfer of acquired accounts receivables to seller — EDS acquisition	$—	$—	$4,000

Receivable for working capital adjustment — Badger Acquisition	$—	$—	$1,800

Property and equipment acquired through issuance of debt	$2,716	$—	$603

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) (Shaw), our consolidated subsidiaries, consolidated variable interest entities, and in some cases the proportionate share of our investments in joint ventures. All material intercompany accounts and transactions have been eliminated in these consolidated financial statements. Effective May 31, 2004, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (VIEs) (revised December 2003) — an interpretation of ARB No. 51” (FIN 46(R)), for entities created prior to January 31, 2003 (see Note 7 to our consolidated financial statements).
During fiscal 2006, we discontinued our Shaw Robotics Environmental Services, LLC business, part of our Maintenance segment, and in fiscal 2005, we discontinued our Roche Ltd., Consulting Group business, part of our Environmental & Infrastructure (E&I) segment. The gain (impairment) on the disposal of these businesses and the results of their operations are presented as discontinued operations in our consolidated financial statements.
Our financial statements for fiscal 2005 and 2004 reflect restatements for the following two items:
•	as a result of the correction of an error in the accounting for share-based compensation expense relating to certain stock options awarded in 2000, that resulted in additional net aggregate share-based compensation expense for fiscal years from 2001 through 2005 of approximately $21.3 million ($16.2 million net of tax); and

•	as a result of the correction of an error in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of one of our defined benefit plans, that resulted in an aggregate amount of periodic pension service cost and net income for fiscal years from 2003 through 2005 is approximately $2.5 million.
These restatements are discussed in detail in Note 25, including the specific amounts and accounts restated each year.
Certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation. The major reclassifications are as follows:
•	the August 31, 2005 balance sheet reflects an increase of $13.1 million in cash and cash equivalents, $9.5 million in accrued liabilities and $3.6 million in accounts payable to reflect outstanding checks on certain bank accounts in a manner consistent with the August 31, 2006 balance sheet presentation; and

•	the consolidated statements of operations for the years ended August 31, 2005 and 2004 reflect a $3.3 million and $3.6 million, respectively, reduction in the provision (benefit) for income tax expenses and an increase in minority interest of partnership, L.L.C.’s and other non-taxable entities and reflecting minority interest of those non-taxable entities net of taxes. This presentation change did not have any net impact on our previously reported net income.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2006, 2005 and 2004
(Dollars in thousands)
Fiscal Year-End
We define our fiscal year as the period from September 1 to August 31.
Use of Estimates
In order to prepare financial statements in conformity with accounting principles generally accepted in the U.S., our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management include the following:
•	contract revenues, costs and profits and the application of percentage-of-completion (POC) method of accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.
The accompanying notes are an integral part of these consolidated statements.

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
We operate primarily in the U.S., with foreign operations worldwide. Our services and products include consulting, project design, engineering and procurement, piping system fabrication, industrial construction and maintenance, facilities management and environmental remediation. Our operations are conducted primarily through wholly-owned subsidiaries and joint ventures.
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
The straight-line depreciation method is used for all assets. Assets acquired under capital leases are amortized over the shorter of the respective lease term or the estimated useful lives of the assets. We recorded depreciation and amortization expense of $29.9 million, $27.7 million and $56.2 million for the years ended August 31, 2006, 2005 and 2004, respectively, in cost of revenues and general and administrative expenses in the accompanying consolidated statements of operations related to our property and equipment. In fiscal 2004, depreciation and amortization expense included accelerated amortization of $29.4 million on certain software assets (see Note 8 of our consolidated financial statements for further details). From time to time, we will also capitalize certain interest costs; however, during fiscal 2006, 2005 and 2004 there were no material interest costs capitalized.
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
Engineering, Procurement and Construction (EPC) Contract and Environmental and Infrastructure Revenue Recognition and Profit and Loss Estimates Including Claims
A substantial portion of our revenues is derived from EPC contracts, which contracts may be performed as stand-alone basis EPC or as combined contracts (i.e. one contract that covers EPC or a combination thereof). We use accounting principles set forth in American Institute of Certified Public Accountants (AICPA), Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and other applicable accounting standards to account for our contracts. We recognize revenues for these contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are recognized when received.
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
Claims are included in costs and estimated earnings in excess of billings on the consolidated balance sheets.
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
We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services. The fair value of our hedges was not material at August 31, 2006 and 2005.
Other Comprehensive Income
FASB Statement of Financial Accounting Standard (SFAS) No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. We report the cumulative foreign currency translation adjustments, the net after-tax effect of unrealized gains and losses on derivative financial instruments accounted for as cash flow hedges and changes in the fair value of available-for-sale securities and changes in the minimum pension liability related to our foreign subsidiaries-sponsored pension plans as components of other comprehensive income.
Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Canadian dollars, Venezuelan Bolivars, and the Euro). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders’ equity, in accordance with SFAS No. 52, “Foreign Currency Translation,” and SFAS 130. Foreign currency transaction gains or losses are credited or charged to income as incurred. For the fiscal years ended August 31, 2006, 2005 and 2004, the cumulative foreign currency translation adjustments were ($0.5 million), ($3.9 million), and $2.9 million, respectively.

Minimum pension liability adjustments are required to be recognized on the plan sponsor’s balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge (or benefit) to shareholders’ equity, net of tax, through comprehensive loss (or income). Amounts reflected in accumulated other comprehensive income or loss related to minimum pension liability, were $6.9 million and ($12.5 million) at August 31, 2006 and 2005, respectively.
Self Insurance
Our employee-related health care benefits program, workers’ compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through stop-loss insurance policies. The liabilities are based on claims filed and estimates of claims incurred but not reported. For the fiscal years ended August 31, 2006 and August 31, 2005, we recorded liabilities for unpaid and incurred but not reported claims totaling $19.9 million and $14.5 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. In management’s opinion, recorded reserves are adequate to cover future claims payments related to claims already incurred.
Debt Issuance Costs
We defer debt issuance costs which are amortized over the term of the related debt. Unamortized debt issuance costs are included in non-current other assets on the consolidated balance sheets and related amortization expense is included in interest expense in the accompanying consolidated statements of operations.
Stock Based Compensation
Effective September 1, 2005, we adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant. (See Note 12).
Note 2 — Public Capital Stock Transactions
There were no public capital stock transactions during fiscal 2006. The following table represents the public capital stock transactions that have occurred during fiscal 2005 (in thousands, except price per share amounts):

Date of Common Stock Issuance	April 2005
Number of shares issued	14,068
Price per share	$19.50
Net proceeds	$260,270
Transaction costs	$14,063
In May 2005, pursuant to a tender offer which commenced on May 5, 2005, we repurchased Senior Notes with the proceeds of our April 2005 common stock offering (see Note 9 of our consolidated financial statements). The April 2005 common stock issuance occurred on two separate dates, April 22, 2005 for 1.2 million shares and April 18, 2005 for 12.9 million shares.

Note 3 — Restricted and Escrowed Cash
As of August 31, 2006 and 2005, we had restricted and escrowed cash of $43.4 million and $171.9 million, respectively, which consisted of:
•	$40.2 million and $170.8 million, as of August 31, 2006 and 2005, respectively, in connection with the EPC project to build a combined-cycle energy plant in Astoria, New York, which we have joint authority with another party to the contract. All payments received from the project owner are deposited directly into a separate account (the Project Account) to be used for certain permitted withdrawals. Permitted withdrawals, as defined by the contract, include the payment of third-party vendor costs, the guaranty fee, labor costs and out-of-pocket expenses incurred by us on a monthly basis, as well as a percentage of the expected total gross profit on the EPC project to be determined on a monthly basis subject to limitations under the contract. The Project Account is subject to a first lien security agreement between a third-party, who has guaranteed our performance on the project (the Guarantor), and us where the Guarantor has upon certain triggering events, sole control over the Project Account. Any withdrawals from this Project Account, excluding permitted withdrawals, require the approval of both the Guarantor and us. The project was completed in calendar 2006. We are involved in a number of claims and disputes related to this project which has delayed release of amounts from this account. It is uncertain when these disputes will be resolved.

•	$1.1 million as of August 31, 2006 and 2005, related to deposits designated to fund remediation costs associated with a sold property; and restricted cash is invested in short-term, low-risk investments and investment income is remitted to us on a periodic basis.
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
Energy Delivery Services, Inc.
Effective December 31, 2003, we acquired all of the common stock of Energy Delivery Services, Inc. (EDS) from Duke Energy Global Markets, Inc. for a total purchase price, including direct acquisition costs, of approximately $22.4 million of which $18.4 million was paid in cash and $4.0 million was paid through a transfer of the ownership of a portion of EDS’s receivables to the seller. In connection with this acquisition, we also acquired equipment under capital leases of approximately $5.4 million which is reflected as a purchase price adjustment during the third quarter of fiscal 2004. EDS, renamed Shaw EDS, provides a full line of vertical services to utility companies seeking to upgrade, install and maintain their energy grids and is included in our Energy & Chemicals (E&C)

segment. During the second quarter of fiscal 2005, we finalized our purchase price allocation. The total purchase price of $22.4 million was allocated as follows: $11.8 million of goodwill, $0.9 million in other intangibles including tradename and customer relationships, $11.8 million in accounts receivable, $9.6 million of equipment, $0.5 million in other assets, $0.5 million in cash, $5.4 million in capital lease obligations and $7.3 million of other liabilities.
Note 5 — Inventories, Accounts Receivable and Concentration of Credit Risk
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods.
The major components of inventories consist of the following (in thousands):

	August 31,
	2006			2005
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished goods	$49,152	$—	$49,152	$33,553	$—	$33,553
Raw materials	891	42,830	43,721	2,431	49,490	51,921
Work in process	328	8,136	8,464	1,579	10,631	12,210

	$50,371	$50,966	$101,337	$37,563	$60,121	$97,684

Accounts Receivable and Credit Risk
We grant short-term credit to our customers. Our principal customers are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant energy producers and equipment manufacturers. Accounts receivable are based on contracted prices, and we believe that in most cases our exposure to credit risk is mitigated through customer prepayments, collateralization and guarantees.
Accounts receivable on the accompanying consolidated balance sheets as of August 31, 2006 and 2005 include the following (in thousands):

	August 31,
	2006	2005
Trade accounts receivable, net	$596,930	$303,412
Unbilled accounts receivable	28,990	26,793
Retainage	115,000	87,830

Total accounts receivable, including retainage, net	$740,920	$418,035

Concentration of Credit — Government Contracting
The following table presents amounts due from government agencies or entities owned by the U.S. government, along with revenues related to these governmental agencies and entities (in millions):

	At August 31,
	2006	2005
Amounts due from U.S. Government	$252.4	$70.1

	For the Year Ended
	August 31,
	2006	2005	2004
Revenues	$1,931.8	$1,014.8	$1,170.0

The increase in 2006 in the amounts due from and revenues earned from government agencies or entities owned by the U.S. government is primarily due to the disaster relief, emergency response and recovery services provided to FEMA and the U.S. Army Corps of Engineers.

Costs and estimated earnings in excess of billings on uncompleted contracts include $267.1 million related to the U.S. government agencies and related entities, an increase of $165.5 million during the year ended August 31, 2006. This increase reflects our rapid deployment of a high volume of resources for the disaster relief, emergency response and recovery services provided in the Gulf Coast area of the U.S.
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
Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2006	2005
Beginning balance, September 1	$17,900	$29,511
Provision	10,285	2,655
Write offs	(7,023)	(11,123)
Fair value adjustments and reclassifications related to acquisitions and dispositions	—	(3,365)
Other	(683)	222

Ending balance, August 31	$20,479	$17,900

Unbilled Receivables, Retainage Receivables, Advance Billings and Disputed Accounts Receivable
In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Costs and estimated earnings in excess of billings on uncompleted contracts of $455.8 million and $395.1 million as of August 31, 2006 and 2005, respectively, represent the excess of contract costs and profits recognized to date using the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts of $316.7 million and $274.2 million as of August 31, 2006 and 2005, respectively, represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion accounting method on certain contracts. Deferred revenue-prebilled on contracts as of August 31, 2006 and 2005 were $14.8 million and $8.4 million, respectively.
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

Note 6 — Other Assets and Other Liabilities
Other Assets
The following table summarizes the amounts that comprise the balance of other long-term assets (in thousands):

	At August 31,
	2006	2005
Power generation plant equipment and materials	$10,746	$15,303
LandBank assets	32,880	33,111
Intangible assets, other than contract (asset) adjustments, net	31,108	34,023
Employee receivables	102	144
Notes receivable	9,109	12,792
Deposits	2,902	2,642
Real estate option	12,183	12,183
Deferred acquisition costs	2,553	3,706
Deferred financing fees	4,693	—
Prepaid Bond	6,833	—
Other	3,294	3,071

Total other assets	$116,403	$116,975

Power generation plant equipment and materials represent the value of the project site, land and materials and equipment which we obtained in settlement of our claim in the bankruptcy proceeding of our customer in November 2003. During fiscal 2004, we finalized the valuation of the materials and equipment. We recorded identifiable items at their estimated fair values. The site and land is recorded at a nominal value which is offset by an accrual representing our estimated liability for site restoration activities. Materials and equipment which are transferred to projects to which we are a party to the contract are recorded at the previously established fair value. As equipment is sold to third parties, we recognize increases to or reductions in cost of revenues for the difference between the proceeds on the sales and the book values of the materials and equipment using the specific identification method. During fiscal 2006 and 2005, we reviewed these assets for impairment and determined that the carrying value of these assets was greater than fair value, thus we recorded a $3.2 million and $3.1 million, respectively, impairment charge, which is reflected in other expense in our consolidated statements of operations. We also used $1.0 million of these assets as materials and equipment on projects for other customers during fiscal 2006.
LandBank assets represent the real estate owned by E&I through its subsidiary LandBank Group, Inc. (LandBank). LandBank acquires and remediates environmentally impaired real estate. The real estate is recorded at cost and the book value is increased as improvements are made to the assets. During the fourth quarter of fiscal 2005, we sold certain real estate assets associated with these LandBank assets for approximately $15.9 million and recognized a $2.2 million gain on the sale. The gain on the transaction is included in other income (expense) in the accompanying consolidated statements of operations for fiscal 2005.
Intangible assets, other than contract (asset) adjustments consist of ethylene technology, certain petrochemical process technologies, patents, trade names and a customer relationship intangible. As of August 31, 2006 and 2005, technologies, patents and trade names totaled $29.5 million and $32.1 million, and customer relationship intangible totaled $1.6 million and $1.9 million, respectively (see Note 8 of our consolidated financial statements).
Notes receivable decreased during fiscal 2006 by $3.7 million. During the first quarter of fiscal 2006, one of our consolidated joint ventures, Badger Licensing, LLC (Badger) received a transfer of a portion of its joint venture partner member’s equity as payment of an $8.9 million long-term note receivable owed to Badger. Additionally, during the second quarter of fiscal 2006, we recorded a note receivable of $4.2 million related to the substantial payment and release of certain claims on the Wolf Hollow project (See Note 20 of our consolidated financial statements). The payment of the receivable balance is due in 2012 from the purchaser of the plant and related assets.
The real estate option was purchased in December 2001, for $12.2 million. The purpose of the option, which expires in January 2012, is to purchase certain real estate properties in Baton Rouge, Louisiana to support our future growth and operations. The real estate properties subject to the option include three commercial office buildings and two undeveloped parcels of land. The option agreement provides that we may purchase these properties in bulk for the sum of a fixed price for the three developed properties and land value of the undeveloped properties at the time the option agreement was entered into plus the costs to develop the undeveloped properties (including a mark-up for builders’ profit) less the price paid for the option. The combined total purchase price for these properties is estimated to be approximately $130 million at August 31, 2006. In the event the counter-party to the option receives an offer from a third party to purchase the properties, we have the right of first refusal, subject to the terms of the option agreement.
Deferred financing fees represent unamortized deferred financing fees related to Senior Notes and Credit Facility.

It is our policy to defer certain third party costs directly attributable to our efforts on potential acquisitions. During fiscal 2006, we expensed $4.7 million of previously deferred financing and equity offering costs and certain due diligence costs related to our proposed acquisition of a controlling interest in Westinghouse. These costs are recorded in general and administrative expenses on our consolidated statements of operations for the year ended August 31, 2006. The remaining $2.6 million of deferred acquisition costs will be reflected in accounting for the acquisition of our investment in Westinghouse, which closed in October 2006.
The following table summarizes the amounts that comprise the balance of other current assets (in thousands):

	August 31,
	2006	2005
Accounts receivable from unconsolidated entities	$1,230	$—
Other receivables	15,999	5,025
Notes receivable	45,177	363
Other	23,210	21,743

	$85,616	$27,131

Notes receivable at August 31, 2006, includes the notes we received in settlement of the Covert and Harquahala claims of $44.8 million. Of this amount, $18.8 million was collected in September 2006 and $26.0 million is due to us in March 2007.
Other Liabilities
The following table summarizes the amounts that comprise the balance of other liabilities (in thousands):

	At August 31,
	2006	2005 (Restated)
Accumulated benefit obligations	$22,586	$29,963
Deferred rental expense and lease obligations	3,839	3,237
LandBank environmental remediation liabilities	8,752	9,738
Other	4,485	4,024

Total other liabilities	$39,662	$46,962

Accumulated benefit obligations consist of the accrued benefit costs for our three defined benefit plans for subsidiaries in the United Kingdom (U.K.) and Canada. At August 31, 2006 and 2005, the long-term portion of the accrued benefit costs for all three plans totals $22.6 million and $30.0 million, respectively. Including the current portion of $3.0 million and $0.7 million in accrued liabilities, the total amount of the accrued benefit costs is $25.6 million and $30.7 million at August 31, 2006 and 2005, respectively (see Note 17 of our consolidated financial statements).
For our leases on one facility and several airplanes, which include scheduled rent increases, we recognize rental expense on a straight-line basis in accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”
LandBank environmental remediation liabilities reflect both the estimated environmental remediation costs for real estate sold, but for which some level of remediation obligation is retained, and the estimated environmental remediation costs for properties held, if funds are recovered from transactions separate from the original real estate acquisition, to fund the environmental remediation costs estimated. (see Note 15 of our consolidated financial statement for further details).
Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
We invest in and make advances to consolidated entities, unconsolidated entities, joint ventures, and limited partnerships. Each of these entities is recorded in our consolidated financial statements based on the structure associated with each respective entity. These entities are accounted for as either variable interest entities (VIEs) as defined by FIN 46(R), or as investments accounted for under the equity method.

Joint Ventures
As is common in the engineering, procurement and construction (EPC) industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies (or “joint ventures”). If a joint venture is determined to be a VIE, and we are determined to be the primary beneficiary of that VIE because we are subject to a majority of the risk of loss from the VIE’s activities or entitled to receive the majority of the VIE’s residual returns or both, the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in our consolidated statements of operations (proportionate consolidation). The investments in these unconsolidated VIE’s as of August 31, 2006 and 2005 were $49.0 million and $31.7 million, respectively.
Variable Interest Entities
The following table represents the total assets and liabilities before intercompany eliminations of our consolidated and unconsolidated VIEs (in thousands):

	At August 31,
	2006	2005
Primary Beneficiary:
Total assets	$109,719	$96,150
Total liabilities	101,952	48,591
Not-primary Beneficiary:
Total assets	$1,016,283	$897,380
Total liabilities	862,184	814,023
The major captions of assets and liabilities, revenues, expenses and net income, after intercompany eliminations included in the consolidated financial statements related to consolidated VIE’s are as follows (in thousands):

	At August 31,
	2006	2005
Assets:
Cash	$16,997	$20,413
Accounts receivable	36,645	14,407
Cost and estimated earnings in excess of billings on uncompleted contracts	20,122	7,329
Inventories	4,714	4,787
Property and equipment	24,106	24,567
Other assets	4,256	22,736

Total assets	$106,840	$94,239

Liabilities:
Accounts payables and accrued liabilities	$45,588	$21,432
Billings in excess of cost and estimated earnings	6,055	6,088
Short-term line of credit	6,770	7,602
Long-term debt	10,975	6,672
Other liabilities	4,520	2,071

Total liabilities	$73,908	$43,865

Minority interest	$10,504	$15,242

	For the Year Ended August 31,
	2006	2005
Revenues	$149,806	$24,510
Expenses	143,840	19,441

Net income	$5,966	$5,069

The following is a summary of our significant VIEs at August 31, 2006:
Consolidated VIEs
•	In November 1993, Shaw-Nass Middle East, W.L.L. (Shaw-Nass) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We acquired a 49% equity interest in the joint venture, and have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. This entity which is included in our Fabrication & Manufacturing (F&M) segment had total assets of approximately $28.7 million and total liabilities of $20.0 million as of August 31, 2006. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to Shaw-Nass, which totaled $7.1 million as of August 31, 2006.

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing LLC. This entity had total assets and liabilities of $21.7 million and $13.5 million as of August 31, 2006, respectively and is included in our E&C segment. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $4.1 million as of August 31, 2006 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb, estimated to be approximately $4 million annually.

•	In August 2004, Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. We have a 50% equity interest in this entity. This entity had total assets and liabilities of $9.4 million and $18.9 million, respectively as of August 31, 2006 reflected in our E&I segment. Our exposure to losses consists of our equity interest and note receivable with accrued interest totaling $18.4 million as of August 31, 2006.
Unconsolidated VIEs (Equity Method Accounting)
•	In February 2005, we contributed cash of $2.8 million to American Eagle Northwest, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for U.S. Navy personnel and their families under a design, build and rental housing contract in the State of Washington. American Eagle Northwest, LLC has a minority interest in Pacific Northwest Communities, LLC (PNC) of which the United States Navy has a majority interest. Under the arrangement, American Eagle Northwest, LLC is obligated to absorb the majority of the expected losses from PNC’s contract with the United States Navy; however, we are not the primary beneficiary of American Eagle Northwest, LLC. We also, along with our American Eagle Northwest, LLC equity partner, have guaranteed certain items of the performance of the entity under the contract with the United States Navy. As of August 31, 2006, our maximum exposure to loss consisted of our equity investment of $4.5 million and the exposure related to the guarantee (see Note 14 of our consolidated financial statements). In February 2005, American Eagle Northwest, LLC successfully obtained financing of approximately $226.0 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of August 31, 2006, this entity had total assets and liabilities of approximately $278.7 million and approximately $238.1 million, respectively.

•	In March 2005, we issued a guarantee to provide an equity contribution of $4.0 million to American Eagle Communities Midwest, LLC for a 50% equity interest. No liability was recorded related to this guarantee as of August 31, 2006. This entity was established to undertake the privatization of military family housing for United States Army personnel and their families under a design, build and rental housing contract in the State of Missouri. American Eagle Communities Midwest, LLC has a minority equity interest in Leonard Wood Family Communities, LLC (LWFC) of which the United States Army has a majority equity interest. Under the arrangement, American Eagle Communities Midwest, LLC is obligated to absorb the majority of the expected losses from LWFC’s contract with the United States Army; however, we are not the primary beneficiary of American Eagle Communities Midwest, LLC. As of August 31, 2006, our maximum exposure to loss consisted of our guarantee of our equity contribution to be made at a future date. In May 2005, American Eagle Communities Midwest, LLC successfully obtained financing of approximately $212.9 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of August 31, 2006, this entity had total assets and liabilities of approximately $258.9 million and approximately $218.8 million, respectively.

•	In June 2003, we contributed $3.2 million of cash to PFH Management, LLC for a 30% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build, and rental housing contract at Patrick Air Force Base, Florida. PFH Management, LLC has an 80% equity interest in Patrick Family Housing, LLC and is the general managing member for Patrick Family Housing, LLC. In April 2005, Patrick Family Housing, LLC, successfully obtained financing of approximately $75.4 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of August 31, 2006, our maximum exposure to loss consisted of our equity interest of approximately $4.8 million. As of August 31, 2006, this entity had total assets and liabilities of approximately $109.3 million and approximately $84.1 million, respectively.

•	In October 2004, we contributed cash of $5.0 million to Hanscom Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract twenty miles northwest of Boston, Massachusetts. Under the arrangement, Hanscom Family Housing, LLC is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. As of August 31, 2006, our maximum exposure to loss consisted of our equity investment of $6.9 million. In October 2004, Hanscom Family Housing, LLC successfully obtained financing of approximately $168.2 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of August 31, 2006, this entity had total assets and liabilities of $194.3 million and $174.5 million, respectively.

•	In August 2004, we contributed cash of $3.8 million to Little Rock Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract in Little Rock, Arkansas. Under the arrangement, Little Rock Family Housing, L.L.C. is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. As of August 31, 2006, our maximum exposure to loss consisted of our equity interest of $4.7 million. In October 2004, Little Rock Family Housing, L.L.C. successfully obtained financing of approximately $65.3 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of August 31, 2006, this entity had total assets and liabilities of approximately $84.4 million and $70.8 million, respectively.

•	In May 2006 we invested $2.0 million for a one-third equity interest in TerraVista Lakes, LLC, an entity formed to own, develop and sell real estate. As of August 31, 2006, this entity had total assets and liabilities of approximately $29.0 million and $23.0 million, respectively.

•	During December 2005, the KB Home/Shaw Louisiana, LLC joint venture was formed and is owned 50% by Shaw and 50% by KB Home to acquire, develop and sell residential real estate. As of August 31, 2006, this entity had total assets and liabilities of approximately $19.4 million and $2.0 million, respectively.
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

	At August 31,
	2006	2005
Current assets	$149,175	$304,151
Current liabilities	110,649	83,028

Working capital	$38,526	$221,123

Noncurrent assets	$926,735	$703,199

Noncurrent liabilities	$777,073	$830,873

	For the Year Ended
	August 31,
	2006	2005	2004
Revenues	$392,913	$360,495	$297,399

Gross profit	$55,089	$50,279	$16,148

Net income	$28,435	$30,843	$3,503

The above summary financial information includes both our privatization subsidiaries and various other entities. Our privatization subsidiaries include American Eagle Northwest, LLC, American Eagle Communities Midwest, LLC, PFH Management, LLC, Hanscom Family Housing, LLC and Little Rock Family Housing, LLC discussed above. These entities were established to privatize infrastructure assets for the Federal Government, which are held by the Department of Defense. For most housing privatization projects we provide operations management, development, and construction services through 50% owned entities (the Privatization Subsidiaries). These services are provided to the companies that hold the equity ownership in the housing and related assets (the Privatization Entities). Typically, the Privatization Subsidiary and the related military branch each own a portion of the Privatization Entity during the term of contract, which generally is 50 years. The Privatization Subsidiary recognizes revenues from operations management and related incentive fees as earned. The Privatization Subsidiary recognizes revenues on development and construction service fees on the percentage-of-completion method based on costs incurred to date compared with total estimated contract costs. We defer our economic ownership percentage of development and construction service fees and recognize those fees over the useful lives of the related capitalized improvements. We recognize earnings for our economic ownership percentage of the net earnings of the Privatization Entity. Because the Privatization Subsidiaries are unconsolidated subsidiaries, we record their results in earnings from unconsolidated entities.
We contributed equity of $5.6 million to our housing privatization joint ventures during fiscal 2006 as compared to $10.5 million in fiscal 2005. We are not scheduled to make any significant equity contributions to the privatization joint ventures for fiscal 2007.
The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships which are accounted for under the equity method (in thousands):

	At August 31,
	2006	2005
Privatization entities	$23,290	$19,441
Other entities
Mississippi Space Services LLC	6,006	4,584
Space Coast Launch Services	1,414	735
KB Home/Shaw Louisiana, LLC	8,708	—
S&W Fluor Daniels	2,562	2,388
Newberg Perini	1,899	1,219
Terra Vista Lakes, LLC	2,000	—
Infrastructure Services Los Alamos	1,765	1,105
Other	1,323	2,251

Total	48,967	31,723
Long-term advances to and receivables from unconsolidated entities (in thousands):
Shaw YPC Piping (Nanjing) Co. LTD	3,081	3,081
Other	—	67

	3,081	3,148

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$52,048	$34,871

Earnings (losses) from unconsolidated entities, net of taxes, are summarized as follows (in thousands):

	For the Year Ended
	August 31,
	2006	2005	2004
Privatization entities	$2,284	$(343)	$1,789
Other entities:
Shaw-YPC Piping (Nanjing) Co., Ltd	(1,714)	(626)	(737)
Missisippi Space Services LLC	853	664	1,178
Shaw Areva Mox Services, LLC	382	2,786	—
Other	(292)	1,328	348

Total earnings (losses) from unconsolidated entities, net of taxes	$1,513	$3,809	$2,578

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements as of August 31, 2006 and 2005 and for the three year period ended August 31, 2006 (in thousands):

				Shaw YPC
		Duke		Piping
	Privatization	Cogema	Entergy/	(Nanjing)
	Entities	S&W	Shaw	Co. LTD	Other
Revenue from unconsolidated entities for years ended
2006	$482	$18,760	$—	$—	$5,461
2005	519	36,806	—	—	489
2004	388	34,018	1,154	—	—
Accounts receivable from unconsolidated entities as of August 31,
2006	773	—	—	594	1,864
2005	475	3,155	—	3,202	2,214
Advances to unconsolidated entities as of August 31,
2006	—	—	—	3,081	—
2005	—	—	—	3,081	67
Related party transactions include the sale of manufactured materials to Shaw YPC Piping (Nanjing) Co. Ltd.
Note 8 — Goodwill, Other Intangibles and Contract Adjustments and Accrued Contract Losses
Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We evaluate historical and expected discounted operating cash flows of our reporting units to determine the future recoverability of goodwill on an annual basis. We also review goodwill for potential impairment whenever significant permanent changes in business segments or triggering events occur which might impair recoverability.
Included in other assets are intangible assets related to various licenses, patents, technology and related processes. The costs of these assets are amortized on a straight-line basis over their estimated lives which range from three to thirty years. Also included in other assets are intangible assets related to customer relationships acquired with the IT Group acquisition which are amortized over a ten-year period on a straight-line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

We have also recorded contract fair value adjustments and contract losses related to the IT Group and Stone & Webster acquisitions. Contract liability adjustments and accrued contract losses are recorded in current liabilities and contract (asset) adjustments are in other current assets on the accompanying consolidated balance sheets.
Contract liability (asset) adjustments related to the IT Group acquisition are amortized proportionately based on the projected revenues for the period as a percentage of the total projected revenues for the acquired contracts. The projected and total revenues for each period were established at the time of the acquisition when the contract liability (asset) adjustments were finalized and are not adjusted for changes, if any, in the revenues, costs or timing of the related projects. Contract liability adjustments related to the Stone & Webster acquisition are amortized as a reduction of cost of revenues to achieve the estimated market profit determined at the acquisition date for certain acquired contracts. The cost of revenues on each contract is reduced to achieve the estimated market profit until the accrued contract losses are depleted or the project is completed. In the period each contract is completed, the remaining unamortized accrued contract losses are reduced to zero. The profit recorded in such periods may differ materially from the market profit estimated at the acquisition.
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2004 to August 31, 2006. (See Note 4 of our consolidated financial statements for additional information regarding acquisitions) (in thousands):

	ECM	E&C	Maintenance	E&I	F&M	Total
Balance at September 1, 2004	$318,745	$—	$—	$189,058	$14,980	$522,783
Allocation of ECM goodwill	(318,745)	276,089	42,656	—	—	—
Currency translation adjustment	—	(1,056)	(19)	(612)	82	(1,605)
Stone & Webster tax refund	—	(4,776)	—	—	—	(4,776)
Allocation period adjustments:
Coastal acquisition	—	—	—	338	—	338
LFG&E acquisition	—	—	—	702	—	702
EDS acquisition	—	(824)	—	—	—	(824)
Sale of Shaw Power Technologies, Inc.	—	(7,291)	—	—	—	(7,291)
Sale of Shaw Aiton Australia Pty Limited	—	—	(266)	—	—	(266)
Sale of Roche Limited, Consulting Group	—	—	—	(2,608)	—	(2,608)

Balance at August 31, 2005	$—	$262,142	$42,371	$186,878	$15,062	$506,453

Currency translation adjustment	—	88	—	—	395	483
Sale of Shaw Field Services	—	—	(344)	—	—	(344)

Balance at August 31, 2006	$—	$262,230	$42,027	$186,878	$15,457	$506,592

Effective September 1, 2004, we segregated our business activities into four operating segments (see Note 15 for additional information). As a result, we allocated the goodwill of the Engineering, Construction & Maintenance (ECM) operating segment between the E&C and Maintenance segments using the relative fair value of each segment based on the estimated discounted future cash flows of the segments.
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
Also, during fiscal 2005, we sold certain assets of Shaw Power Technologies, Inc. (PTI) for approximately $14.0 million in cash proceeds and recognized a $2.0 million gain on the sale which resulted in an adjustment to goodwill of $7.3 million to reflect disposition of the business. During the third quarter of fiscal 2005, we sold the assets of Shaw Aiton Australia Pty Limited for approximately $0.9 million in cash proceeds and recognized a gain of $1.0 million on the sale, which reflects the reduction of goodwill of $0.3 million, and we sold our investment in

WebTech, LLC, resulting in a $1.3 million loss. Finally, during the fourth quarter of fiscal 2005, we sold Roche Limited, Consulting Group (Roche) for approximately $10.6 million in cash proceeds and a long-term note receivable and recognized a $0.4 million gain on the sale, which reflects the reduction of goodwill of $2.6 million. The result of these transactions, excluding Roche, which is included in income (loss) from discontinued operations, is included in other income (expense) on the accompanying consolidated statements of operations for fiscal 2005.
We had tax deductible goodwill of approximately $147.8 million and $178.2 million as of August 31, 2006 and August 31, 2005, respectively.
We completed our annual impairment test during the third quarter of fiscal 2006 and determined that goodwill was not impaired.
Other Intangible Assets
At August 31, 2006 and 2005, amortizable intangible assets, included in other assets (other than contract (asset) adjustments discussed below) consisted of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal 2000, certain petrochemical process technologies, patents and trade names acquired in the Badger Technologies acquisition in fiscal 2003 (both of which are being amortized over fifteen years) and patents acquired in the IT Group acquisition in fiscal 2002 (which are being amortized over ten years). Additionally, we recorded a customer relationship intangible related to the IT Group acquisition (which is being amortized over ten years) and technology patents in the Envirogen acquisition (which are being amortized over three to seven years).
In connection with our final purchase price allocation of the EDS acquisition during the second quarter of fiscal 2005, we recorded intangible assets for the tradename and customer relationships, which are being amortized over three and seven years, respectively. During the second quarter of fiscal 2005, we also recorded an intangible asset for Bisphenol-A (BPA) technology that was purchased by our Badger Technologies, LLC consolidated VIE for $1.5 million. This intangible asset is being amortized over fifteen years.
We amortize all of these intangible assets using a straight line method.
The gross carrying values and accumulated amortizations of these amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
September 1, 2004 balance	$42,548	$(8,941)	$2,016	$(470)
Allocation period adjustments, EDS	172	—	736	—
Additions	1,541	—	—	—
Amortization	—	(3,181)	—	(398)

August 31, 2005 balance	$44,261	$(12,122)	$2,752	$(868)
Adjustment	449	—	—	—
Amortization	—	(3,078)	—	(286)

August 31, 2006 balance	$44,710	$(15,200)	$2,752	$(1,154)

The following table presents the scheduled future annual amortization for our intangible assets related to our proprietary technologies, patents, and tradenames (in thousands):

Total
2007	$3,126
2008	3,058
2009	2,954
2010	2,796
2011	2,780
Thereafter	14,796

Total	$29,510

The following table presents the scheduled future annual amortization for our customer relationships (in thousands):

Total
2007	$307
2008	307
2009	307
2010	307
2011	238
Thereafter	132

Total	$1,598

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
The following table presents the additions to and utilization of contract (asset) adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

		Cost of
	September 1,	Revenues	August 31,
	2005	Increase/	2006
Year Ended August 31, 2006	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(519)	$441	$(78)
Contract liability adjustments	6,936	(3,575)	3,361
Accrued contract losses	2,965	(2,864)	101

Total	$9,382	$(5,998)	$3,384

		Cost of
	September 1,	Revenues	August 31,
	2004	Increase/	2005
Year Ended August 31, 2005	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(1,415)	$896	$(519)
Contract liability adjustments	17,347	(10,411)	6,936
Accrued contract losses	5,878	(2,913)	2,965

Total	$21,810	$(12,428)	$9,382

		Cost of
	September 1,	Revenues	August 31,
	2003	Increase/	2004
Year Ended August 31, 2004	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(3,210)	$1,795	$(1,415)
Contract liability adjustments	32,551	(15,204)	17,347
Accrued contract losses	9,858	(3,980)	5,878

Total	$39,199	$(17,389)	$21,810

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
The contract (asset) adjustments are included in other current assets in the accompanying consolidated balance sheets. Accrued contract losses not acquired in a business combination are included in billings in excess of costs and estimated earnings on uncompleted contracts on our consolidated balance sheets, and were $7.7 million and $6.6 million as of August 31, 2006 and 2005, respectively.

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
Note 9 — Long-Term Debt and Revolving Line of Credit
Long-term debt consisted of the following (in thousands):

	At August 31,
	2006	2005
Senior Notes, unsecured, 10.75% interest, due March 15, 2010, issued at 98.803% of face value, with an early repurchase option for us	$15,066	$15,041
Notes payable for Insurance Premiums	1,895	1,591
Note payable of a VIE secured by real estate with a book value of $5.0 million as of August 31, 2006; interest payable monthly at LIBOR plus 3% (8.3% at August 31, 2006) monthly payments of $0.01 million, through November 2007	3,828	3,952
Notes payable of a VIE; interest payable at BIBOR plus 2.5%, monthly payment of $0.1 million, through January 2009,	2,761	4,074
Notes payable of a VIE; interest payable monthly at an average interest rate of 8.3% and monthly payment of $0.1 million, through June 2011	5,085	—
Other notes payable	300	1,195

Total debt	28,935	25,853
Less: current maturities	(4,351)	(4,135)

Total long-term portion of debt	$24,584	$21,718

Annual scheduled maturities of long-term debt during each year ending August 31 are as follows (in thousands):

2007	$4,351
2008	5,133
2009	1,704
2010	15,865
2011	1,882
Thereafter	—

Total	$28,935

The following table provides information related to the recorded loss on the retirement of debt as presented on the accompanying consolidated financial statements (in thousands):

	For the Year Ended
	August 31,
	2006	2005	2004
Loss on repurchase of Senior Notes, including fees	$—	$(38,489)	$—
Loss on write off of unamortized debt issuance costs related to Senior Notes	—	(5,883)	—
Loss on write off of deferred financing fees of Old Credit Facility	—	(3,400)	—
Loss on repurchase of LYONs	—	—	(1,325)

	$—	$(47,772)	$(1,325)

At August 31, 2005, we had financed insurance premiums of $1.6 million. During fiscal 2006, we financed insurance premiums of $10.1 million with a note payable. Payments of $9.8 million have been made on the financed insurance premiums.
Credit Facilities and Revolving Lines of Credit
Subsequent to August 31, 2006, we entered into Amendment IV which increased our Credit Facility from $750.0 million to $850.0 million and increased our sublimits for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007 and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010. See Note 24 — Subsequent Events for a discussion of bonds issued in connection with our October , 2006, investment in Westinghouse.
The following is a discussion of our credit facilities and revolving lines of credit as of August 31, 2006, prior to Amendment IV discussed above. Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	August 31,
	2006	2005
Credit facility	$145.5	$40.9
Foreign subsidiaries’ revolving lines of credit	—	0.1
Credit facilities of consolidated VIEs	5.5	6.3

Total outstanding	151.0	47.3
Less: current maturities	(5.5)	(6.4)

Total long-term revolving lines of credit	$145.5	$40.9

Domestic Revolving Line of Credit
On April 25, 2005, we replaced our $300.0 million Credit Facility (Old Credit Facility), with a new five year $450.0 million Credit Facility (Credit Facility). As part of this transaction, we expensed the deferred financing fees of $3.4 million associated with the Old Credit Facility during the third quarter of fiscal 2005.
The Credit Facility is subject to a borrowing base calculation as defined in the Credit Facility agreement. The borrowing base requirement is suspended if the facility is rated BB+ or BA1 or higher by Standard and Poor’s Rating Services or Moody’s Investor Services respectively; or if the Credit Facility is not rated, the borrowing base requirement is suspended when our consolidated tangible net worth as defined is greater than $680.0 million. The rating assigned by Moody’s Investor Services and Standard and Poor’s Rating Services was Ba2 and BB, respectively, on the Credit Facility as of August 31, 2006.
On April 25, 2005, the effective date, the entire $450.0 million Credit Facility was available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility or $200.0 million, was available for revolving credit loans and the issuance of financial letters of credit. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type.
On October 3, 2005, we entered into Amendment I to increase our Credit Facility from $450.0 million to $550.0 million and increased our sublimits for revolving credit and financial letters of credit from $200.0 million to $225.0 million. On February 27, 2006, we entered into Amendment II, which increased our Credit Facility from $550.0 million to $750.0 million, and increased our sublimits for revolving credit and financial letters of credit from $325.0 million to $425.0 million
The portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($750.0 million as of August 31, 2006) less outstanding performance letters of credit or the portion of the Credit Facility ($425.0 million as of August 31, 2006) available for financial letters of credit and revolving credit loans.

The following table presents our available credit under our Credit Facility as of August 31, 2006 (in millions), which is subject to a borrowing base calculation as mentioned above:

Total Credit Facility	$750.0
Less: outstanding performance letters of credit	276.0
Less: outstanding financial letters of credit	43.1
Less: outstanding revolving credit loans	145.5

Remaining availability for performance letters of credit	$285.4

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$425.0
Less: outstanding financial letters of credit	43.1
Less: outstanding revolving credit loans	145.5

Remaining availability for financial letters of credit and revolving credit loans	$236.4

The Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2006, we periodically borrowed under our Credit Facility for our working capital needs and general corporate purposes.
Under the Credit Facility, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Credit Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the Credit Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On August 31, 2006, the weighted-average interest rate on the outstanding balance of the Credit Facility was 7.35%, compared with a weighted-average interest rate of 6.75% on August 31, 2005. As of August 31, 2006, we had outstanding letters of credit under the Credit Facility of approximately $319.1 million as compared to $243.6 million as of August 31, 2005. The total amount of fees associated with these letters of credit under the Credit Facility were approximately $4.7 million, $6.2 million and $5.5 million for fiscal 2006, 2005 and 2004, respectively.
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
The Credit Facility is secured by, among other things, (i) guarantees by our domestic subsidiaries; (ii) a pledge of all of the capital stock of our domestic subsidiaries and 66% of the capital stock in certain of our foreign subsidiaries; and (iii) a security interest in all of our property and the property of our domestic subsidiaries (including equipment and real estate). The approximate carrying amount of the assets pledged under our Credit Facility was equal to the total assets included under guarantor in Note 26 of our consolidated financial statements.
As of August 31, 2006 the Credit Facility contained certain financial covenants, including:
•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Credit Facility, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets; (Subsequent to August 31, 2006 the we entered into Amendment IV to the Credit Facility which increases the maximum leverage ratio to 2.75x our EBITDA for quarters ending prior to August 31, 2007 and 2.5x on or thereafter.)

•	a minimum fixed charge coverage ratio of 2.5x EBITDA; and (Subsequent to August 31, 2006 we entered into Amendment IV to the Credit Facility which decreased the minimum fixed charge coverage ratio to 2.25x our EBITDA for quarters ending on or prior to February 29, 2008 and 2.5x thereafter.)

•	a minimum net worth as defined by the Credit Facility.

As of August 31, 2006, we were in compliance with the covenants contained in the Credit Facility.
Foreign Revolving Lines of Credit
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	August 31,	August 31,
	2006	2005
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,654	$6,253
Outstanding Letters of credit	4,072	4,072
Short-term revolving lines of credit	17	57

	4,089	4,129

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,565	$2,124

Weighted-average interest rate	6.75%	6.75%
In December 2004, one of our consolidated VIEs expanded its existing credit facility with a total capacity of $18.1 million consisting of $9.1 million in committed short-term revolving lines of credit, $5.3 million in performance bond and letter of credit capacity and a term loan of $3.7 million. As of August 31, 2006, borrowings under the short-term revolving lines of credit and term loan of this consolidated VIE was $5.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.7% to 8.0 % as of August 31, 2006. We also have provided a 50% guarantee related to this credit facility. As of August 31, 2005, this VIE had borrowings under the short-term revolving line of credit and term loan of $6.3 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 6.25% to 6.5% as of August 31, 2005.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million unsecured standby letter of credit facility with a bank. On July 6, 2006, this standby letter of credit facility increased to $32.0 million. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of August 31, 2006, there were $4.7 million of outstanding letters of credit outstanding under this facility.
The estimated fair value of long-term debt, excluding capital leases, and borrowings on our Credit Facility as of August 31, 2006 and 2005 was approximately $29.8 million and $24.0 million, respectively, based generally on the current market prices of such debt.
For the years ended August 31, 2006, 2005 and 2004, we recognized, $1.1 million, $3.6 million and $4.5 million, respectively, of interest expense associated with the amortization of financing fees that were incurred with respect to issuance of our Senior Notes and our Credit Facility. As of August 31, 2006 and 2005, unamortized deferred financing fees related to the Senior Notes and our Credit Facility were approximately $4.7 million and $3.7 million respectively.
Senior Notes
On March 17, 2003, we issued and sold $253 million aggregate principal amount at maturity of 10.75% Senior Notes due 2010 or Senior Notes which mature on March 15, 2010. The Senior Notes were issued at an original discount price of $988.03 per $1,000 maturity value and have a yield to maturity of 11.00%. The notes have a call (repurchase) feature that allows us to call all or a portion of the Senior Notes on or after March 15, 2007 at prices stipulated in the Senior Notes.
In May 2005, pursuant to a tender offer, we repurchased Senior Notes with an amortized value of $235.7 million and an aggregate principal value of $237.9 million for a cost of $272.8 million.

Note 10 — Income Taxes
We provide for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year-end using currently enacted tax rates. We assess the recoverability of the deferred tax assets and determine if a valuation allowance is necessary under a “more likely than not” approach. We analyze our ability to utilize carryforwards and other deferred tax assets by considering future expected taxable income, reversal of tangable temporary differences and available tax planning strategies.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	At August 31,
	2006	2005 (Restated)
Assets:
Contract adjustments and accrued contract losses	$1,333	$3,697
Deferred revenues	217	681
Receivables	5,734	5,806
Net operating loss and tax credit carryforwards	96,877	99,580
Other expenses not currently deductible	8,014	6,848
Compensation related expenses	38,993	37,413
Tax basis of inventory in excess of book basis	425	438
Less: valuation allowance	(13,170)	(25,712)

Total assets	138,423	128,751
Liabilities:
Goodwill	(33,370)	(26,601)
Property, plant and equipment	(25,669)	(20,878)
Employee benefits and other expenses	(14,963)	(12,190)

Total liabilities	(74,002)	(59,669)

Net deferred tax assets	$64,421	$69,082

Income (loss) before provision (benefit) for income taxes was as follows (in thousands):

	For the Year Ended August 31,
	2006	2005 (Restated)	2004 (Restated)
Domestic	$50,554	$32,466	$(48,132)
Foreign	37,151	6,315	12,630

Total	$87,705	$38,781	$35,502

The provision (benefit) for income taxes was as follows (in thousands):

	For the Year Ended August 31,
	2006	2005 (Restated)	2004 (Restated)
Current — foreign	$2,221	$536	$220
Deferred	12,070	13,704	(15,844)
Current — domestic	6,249	3,544	1,025

Total	$20,540	$17,784	$(14,599)

The provision (benefit) for income taxes relates to the following statement of operations captions (in thousands):

	For the Year Ended August 31,
	2006	2005 (Restated)	2004 (Restated)
Provision (benefit) for income taxes	$20,540	$17,784	$(14,599)
Earnings from unconsolidated subsidiaries	1,529	2,709	2,880
Loss from discontinued operations	(716)	(517)	(3,736)
Impairment from discontinued operation	(449)	—	—

Total provision (benefit) for income taxes	$20,904	$19,976	$(15,455)

We paid no federal income taxes in the years ended August 31, 2006, 2005 and 2004 primarily due to taxable losses for the years ended August 31, 2005 and 2004 and the utilization of operating losses resulting from the Stone & Webster acquisition in 2001 and the IT Group acquisition in 2002.
A reconciliation of federal statutory and effective income tax rates for the years ended August 31 was as follows:

	2006	2005 (Restated)	2004 (Restated)
Statutory rate	35%	35%	(35)%
State taxes provided	3	3	(4)
Foreign income taxed at different rates	(5)	(10)	(13)
Work Opportunity Tax Credit and foreign tax credits	(6)	(7)	(1)
Valuation allowance	(9)	30	18
Minority interest	(5)	(7)	(9)
Compensation and stock options	5	3	—
Meals, entertainment and other	5	(1)	2

	23%	46%	(42)%

As of August 31, 2006, for federal income tax return purposes, we had approximately $174.0 million of U.S. federal net operating loss carryforwards available to offset future taxable income and approximately $16.8 million of research and development, general business credits and foreign tax credits available to offset future federal income tax. The loss carryforwards expire beginning in 2022 through 2025 and the credits expire beginning in 2022 through 2026, excluding the foreign tax credits, which begin to expire in 2011 through 2016. As of August 31, 2006, certain foreign operations had net operating loss carryforwards of approximately $31.1 million, which can be used to reduce future taxable income in those countries until they expire, SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that future reversals of existing taxable differences and future taxable income should be sufficient to realize all of our deferred tax assets, with the exception of certain foreign and state net operating loss carryforwards and foreign deferred tax assets related to the pension liability. During fiscal 2006, there was a net reversal of $7.9 million to the valuation allowances, leaving a balance of $13.2 million.
During the third quarter of fiscal 2005, we recorded a $6.9 million income tax expense to establish a valuation allowance for deferred tax assets related to our U.K. pension liability. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
During the fourth quarter of fiscal 2006, the valuation allowance for one of our U.K. subsidiaries was reversed related to the deferred tax asset on these pension liabilities in the amount of $3.1 million.
Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $66.0 million at August 31, 2006. Currently, we do not expect these unremitted earnings to reverse and become taxable to us in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation are not expected to be significant.
Note 11 — Common Stock
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

In July 31, 2001, we distributed a dividend of one Preferred Share Purchase Right, or Right, for each share of our common stock outstanding on that date. The Rights, which expire on July 9, 2011, are designed to deter coercive or unfair takeover tactics, and are, therefore, intended to enable all of our shareholders to realize the long-term value of their investment. We anticipate that the Rights will encourage anyone seeking to acquire our company to negotiate with the Board of Directors prior to attempting a takeover. The Rights, which are governed by a Rights Agreement dated July 9, 2001 between us and Wachovia Corporation, as Rights Agent, should not interfere with a merger or other business combination approved by our Board of Directors.
The Rights are attached to our common stock and are exercisable only if a person or group (an “Acquiring Person”) either (i) acquires 15% or more of our common stock or (ii) commences a tender offer, which would result in the acquisition of 15% or more of the common stock. The Board of Directors is authorized to reduce the 15% threshold to not less than 10% of the common stock.
In the event the Rights become exercisable, each Right will entitle shareholders (other than the Acquiring Person) to buy one one-hundredth of a share of a new series of junior participating preferred stock (“Preferred Shares”) at an exercise price of $170.00, which is subject to certain anti-dilution adjustments. Each one one-hundredth of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock.
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
Note 12 — Share-Based Compensation
Stock Compensation Plans
We have several share-based compensation plans (as more specifically described in the table below) used to provide long-term incentives to our directors, officers and other employees. The primary types of share-based compensation historically awarded has been in the form of stock options and restricted stock, which are all tied to service, and generally vest ratably over four years. Option awards have a 10 year term and are generally granted with an exercise price equal to the market price of our stock at the date of grant. These plans are administered by our compensation committee of the Board of Directors, which approves persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award.

We have the following stock compensation plans:

Plan	Authorized Shares	Types of Equity Instrument
1993 Employee Stock Option Plan (1993 Plan)	3,844,000	Qualified and non-qualified stock options and restricted stock

Stone & Webster Acquisition Stock Option Plan (Stone & Webster Plan)	1,071,000	Non-qualified stock options

2001 Employee Incentive Compensation Plan (2001 Plan)	9,500,000	Qualified and non-qualified stock options, stock appreciation rights, performance shares and restricted stock

Non-Employee Director Stock Option Plan (Directors’ Plan)	300,000	Non-qualified stock options
Effective September 1, 2005, we adopted SFAS 123(R) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with APB 25 (the intrinsic value method), to recognize no compensation expense for stock option grants.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on September 1, 2005 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Prior periods were not restated to reflect the impact of adopting the new standard.
As a result of adopting SFAS 123(R) on September 1, 2005, our income before taxes, net income and basic and diluted income per share for the year ended August 31, 2006, were $9.5 million, $7.5 million, $0.09 and $0.09 lower, respectively, than if we had continued to account for share-based compensation under APB 25 for our stock option grants.
We receive a tax deduction for certain stock option exercises in the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123(R), we are required to report excess tax benefits from the award of equity instruments as financing cash flows, for the year ended August 31, 2006, $2.4 million of tax benefits were reported as financing cash flows rather than operating cash flows.
Net cash proceeds from the exercise of stock options were $18.7 million for the year ended August 31, 2006. The actual income tax benefit realized from stock option exercises was $5.5 million for the same period.
The following table illustrates the effect on operating results and per share information had we accounted for share-based compensation in accordance with SFAS 123(R) for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	August 31, (Restated)
	2005	2004
Net Income (loss):
As reported	$15,976	$(33,075)
Add: Share-based employee compensation reported in net income (loss), net of taxes	3,065	4,139
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(11,099)	(10,290)

Pro forma	$7,942	$(39,226)

Basic net income (loss) per share:
As reported	$0.23	$(0.57)
Add: Share-based employee compensation reported in net income (loss), net of taxes	0.04	0.07

Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.16)	(0.18)

Pro forma	$0.11	$(0.68)

Diluted net income (loss) per share:
As reported	0.23	(0.57)
Add: Share-based employee compensation reported in net income (loss), net of taxes	0.04	0.07
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.16)	(0.18)

Pro forma	$0.11	$(0.68)

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	For The Year Ended August 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	47%	65%	66%
Risk-free interest rate	4.5%	3.6%	3.4%
Expected life of options (in years)	6.6	5.0	5.0
Weighted —average grant-date fair value	$15.31	$8.01	$6.45
The assumptions above are based on multiple factors, including historical patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of our stock price.
At August 31, 2006 there was $14.8 million of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 2.6 years.
The following table represents stock option activity for the following years:

		Weighted
		Average	Weighted-Average
	Shares	Exercise Price	Contract Life
Outstanding at August 31, 2005	5,761,162	$16.11
Granted	810,694	21.55
Exercised	(1,173,734)	16.00
Canceled	(160,242)	28.21

Outstanding at August 31, 2006	5,237,880	$16.80	6.19

Exercisable at August 31, 2006	3,096,734	17.39	4.76
Shares available for future stock option and restricted share grants to employees and directors under existing plans were 3,513,746 and 113,098, respectively, at August 31, 2006. The aggregate intrinsic value of options outstanding as of August 31, 2006 was $43.2 million, and the aggregate intrinsic value of options exercisable was $24.0 million. Total intrinsic value of options exercised was $13.8 million for the year ended August 31, 2006.
The following table summarizes our nonvested stock option activity for the year ended August 31, 2006:

		Grant-Date Fair
	Shares	Value
Nonvested stock options at the beginning of the period	2,372,626	$8.17
Granted	810,694	15.31
Vested	(900,863)	9.21
Forfeited	(141,311)	10.23

Nonvested stock options at the end of the period	2,141,146	$10.42

The fair value of stock awards vested was $9.60 and $11.73 for August 31, 2005 and 2004 respectively.
Restricted Stock
The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of August 31, 2006, we have unrecognized compensation expense of $18.6 million associated with these awards. Upon adoption of SFAS 123(R) we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in other income (expense) in the accompanying consolidated statements of operations.
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these restricted stock grants for the periods indicated below (in millions):

	For The Year Ended August 31,
	2006	2005	2004
Restricted Stock Compensation Expense	$7.8	$4.0	$1.7
The following table represents the shares that were granted and outstanding as of:

	August 31,
	2006	2005
Restricted stock:
Granted, during and as of the period ended	476,954	454,152
Outstanding, as of	1,238,048	1,152,608
Future restricted stock awards:
Granted, during and as of the period ended	—	211,800
Outstanding, as of	—	21,000
Note 13 — Leases
Capital Leases
We lease certain temporary structures, furniture and fixtures (which include computer hardware and software) under various non-cancelable lease agreements. Minimum lease rentals have been capitalized and the related assets and obligations recorded utilizing various interest rates. The assets are depreciated using the straight-line method, over either the estimated useful lives of the assets or the lease terms, and interest expense is accrued on the basis of the outstanding lease obligations. The following is a summary of future obligations under capital leases (in thousands):

For the year ending August 31:
2007	$2,200
2008	1,942
2009	1,434
2010	214
2011	79

Total payments	5,869
Less: amount representing interest	(625)

Total capital lease obligation	5,244
Less: current portion	(1,811)

Total long-term portion of capital lease obligation	$3,433

Assets acquired under capital leases, net of accumulated depreciation, were $4.4 million and $3.2 million at August 31, 2006 and 2005, respectively. Accumulated depreciation as of August 31, 2006 and 2005 was $4.0 million and $2.5 million, respectively.

Operating Leases
We lease certain office buildings, fabrication shops, warehouse facilities, office equipment and machinery under non-cancelable operating lease agreements which expire at various times and require various minimum rentals. The non-cancelable operating leases with initial non-cancelable periods in excess of twelve months that were in effect as of August 31, 2006 require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2007	$55,731
2008	50,086
2009	45,515
2010	39,313
2011	22,012
Thereafter	28,720

Total future minimum lease payments	$241,377

We also enter into short-term lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2006 are not included as part of total minimum lease payments shown above.
The total rental expense for the fiscal years ended August 31, 2006, 2005, and 2004 was approximately $154.4 million, $124.4 million and $109.2 million, respectively.

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
We often attempt to limit our exposure under these penalty provisions or liquidated damage claims to the contractual fee related to the work; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are considered in determining the gross profit on certain contracts subject to negotiation with these parties and/or subject to litigation (see Note 20 of our consolidated financial statements).
Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2006 and August 31, 2005, the amount of outstanding both financial and performance letters of credit (including foreign and domestic) were approximately $323.2 million and $247.7 million, respectively. Of the amount of outstanding letters of credit at August 31, 2006, $276.0 million are issued to customers in connection with contracts (performance letters of credit). Of the $276.0 million, five customers held $206.7 million or 75% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit as of August 31, 2006.
During fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of August 31, 2006, the maximum exposure amount has decreased to $52.4 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this guarantee. During the fourth quarter of fiscal 2006, our obligation under the guarantee was reduced to $4.4 million by net proceeds from the sale of one of the properties applied against the total commitment. As of August 31, 2006, we have recorded a $0.5 million liability and corresponding asset related to this guarantee.
Also during the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of August 31, 2006, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Finally, during the fourth quarter of fiscal 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche, which was sold during the fourth quarter of fiscal 2005. Our maximum exposure under this guarantee at the time we entered into this guarantee was estimated at $2.3 million. As of August 31, 2006, we have recorded an immaterial liability and corresponding asset related to this guarantee.

SEC Inquiry
On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission, or SEC, that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the initial requests for information we received appear to primarily relate to the purchase method of accounting for various acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions. Subsequent to an internal review which led to the restatement of our financial statements for the second quarter of 2006, as reflected in a press release we announced on July 10, 2006, with a Current Report on Form 8-K, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture.
The SEC’s review may have additional consequences independent of the inquiry, including further restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation, which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings have been and could continue to be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
Securities Litigation
We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10(b-5) promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenues on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as a class action by the Court. We filed a motion to dismiss the consolidated action, which was denied. We then moved to certify the matter for immediate appeal, which the court granted. The matter is now on appeal to the U.S. 5th Circuit Court of Appeals.
In addition, two shareholder derivative actions, styled as Jonathan Nelson v. J.M. Bernhard, Jr., et al. and Larry F. Reusche v. Tim Barfield, Jr., et al., have been filed based on essentially the same allegations as the purported class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of Shaw, name certain of our directors and current and former officers as defendants, and name Shaw as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the misconduct alleged in the purported class action lawsuits, and that certain defendants sold Shaw stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought. These derivative lawsuits have been stayed indefinitely by a court order as of December 14, 2004.

We, and certain of our officers, have been named in a purported class action lawsuit alleging violations of federal securities laws. This suit is entitled City of Brockton Retirement System v. The Shaw Group Inc, et al and was filed October 10, 2006, in the United States District Court for the Southern District of New York, Case No. 06CV8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities and Exchange Act of 1934 on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that (i) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal 2006, and in the second quarter of 2006, materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought.
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
Other Litigation
During fiscal 2005, the U.S. District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorney’s fees, bringing its total claim to $11.4 million plus legal interest while the appeal is pending. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect and additional attorneys fees for the appeal on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
See Note 20 of our consolidated financial statements for information related to our claims on major projects.
Environmental Liabilities
During fiscal 2005, we identified environmental remediation that is required at one of our fabrication facilities. As of August 31, 2006, and 2005, the estimated liability was $0.8 million and $1.2 million, respectively and is reflected in the accompanying consolidated financial statements. This remediation effort is projected to be completed in fiscal 2007.
LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $32.9 million of such real estate assets recorded in other assets on the accompanying balance sheets at August 31, 2006 as compared to $33.1 million at August 31, 2005. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.
As of August 31, 2006, we had $8.8 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets compared to $9.7 million at August 31, 2005.
Employment Contracts
We have entered into employment agreements with each of our most senior corporate executives and each of our segment presidents as well as other key employees. In the event of termination of employment as a result of certain reasons (including a change in control of our company), the executives may be entitled to receive their base salaries, bonuses and certain other benefits for the remaining term of their agreement and all options and similar awards may become fully vested. Additionally, for one executive, in the event of the executive’s death, his estate is entitled to certain payments and benefits.
Upon hiring certain senior managers, we paid signing bonuses that are repayable should the employee voluntarily terminate prior to a prescribed time. These repayment obligations are evidenced by non-interest bearing loan agreements that are forgiven over time. The impact of discounting such loans to record interest income is not significant. The balance of the senior management loan receivables as of August 31, 2006 and 2005 was approximately $0.1 million. There are no loans outstanding to the CEO, President, CFO or General Counsel. In the ordinary course of business, we have also made other loans to other employees. All of these loan balances are included in other assets.
In fiscal 2001, our employment agreement with our CEO was amended to provide a non-compete clause. The non-compete clause provides for a payment of $15 million to the CEO upon his separation from Shaw, and the use of a mid-size jet aircraft for up to 150 hours each year over the ten-year non-compete period. Included in accrued liabilities as of August 31, 2006 and 2005 is $18.6 million which represents the $15.0 million cash payment and the present value of the estimated direct incremental cost to us of the aircraft use of $2.1 million. The $15.0 million is invested in a separate account, which is included in other current assets. The entire amount, along with investment earnings on the account, is due to the CEO upon termination of his employment for any reason or upon change of control, as defined in the employment agreement.
In addition, in the event that our CEO resigns for Good Reason (as defined in the employment agreement) or is discharged for reasons other than misconduct or disability, we will be obligated to pay in a lump sum his base salary in effect at the time and the highest annual bonus paid during the preceding ten year period prior to separation multiplied by the number of years remaining in the term of the agreement, which we expect would be ten years. Based on the present salary and past bonus awards, in the event of separation described above our CEO would be entitled to receive a lump sum payment from us of approximately $34.4 million.
Note 15 — Business Segments, Operations by Geographic Region and Major Customers
Business Segments
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

Business Segment Data
The following table presents information about segment profit and assets (in millions):

	E&C	Maintenance	E&I	F&M	Corporate	Total
Fiscal 2006
Revenues from external customers	$1,456.9	$898.6	$2,119.3	$300.8	$—	$4,775.6

Intersegment revenues	25.3	5.9	2.5	18.3	—	52.0
Interest income	4.6	—	1.1	0.1	0.1	5.9
Interest expense	1.1	—	0.2	0.8	16.9	19.0
Depreciation and amortization	7.0	1.3	9.3	5.1	10.6	33.3
Income (loss) before income taxes	(8.3)	21.7	126.8	48.5	(101.0)	87.7
Earnings (losses) from unconsolidated entities	0.9	—	2.3	(1.7)	—	1.5
Goodwill	262.2	42.0	186.9	15.5		506.6
Total assets	717.2	111.0	894.2	359.7	1,086.7	3,168.8
Investment in and advances to equity method investees	0.8	—	40.5	—	—	41.3
Purchases of property and equipment	18.2	2.8	15.6	5.7	6.3	48.6
Increases (decreases) in other assets, long-term, net	(3.9)	0.2	—	0.1	3.0	(0.6)

	E&C	Maintenance	E&I	F&M	Corporate	Total
Fiscal 2005 (Restated)
Revenues from external customers	$1,208.0	$733.2	$1,120.1	$201.0	$—	$3,262.3
Intersegment revenues	0.9	4.0	1.4	27.4	—	33.7
Interest income	4.6	—	0.7	0.3	—	5.6
Interest expense	2.6	0.6	0.9	0.5	24.6	29.2
Depreciation and amortization	5.7	2.3	8.8	4.7	9.7	31.2
Income (loss) before income taxes	70.2	18.4	54.6	21.8	(126.2)	38.8
Earnings (losses) from unconsolidated entities	0.2	—	3.9	(0.7)	0.4	3.8
Goodwill	262.1	42.4	186.9	15.1	—	506.5
Total assets	690.4	53.3	402.7	241.6	1,326.0	2,714.0
Investment in and advances to equity method investees	0.3	—	23.3	0.8	—	24.4
Purchases of property and equipment	5.0	0.4	16.4	4.3	4.1	30.2
Increases (decreases) in other assets, long-term, net	(6.9)	0.2	(5.3)	(1.5)	(7.3)	(20.8)

Fiscal 2004 (Restated)
Revenues from external customers	$1,048.8	$517.3	$1,268.3	$180.3	$—	$3,014.7
Intersegment revenues	5.5	0.7	0.9	10.9	—	18.0
Interest income	0.8	—	0.2	0.3	0.4	1.7
Interest expense	1.8	0.6	0.3	0.1	35.4	38.2
Depreciation and amortization	6.7	2.3	11.8	5.0	34.2	60.0
Income (loss) before income taxes	(55.4)	19.1	86.9	10.2	(96.3)	(35.5)
Earnings (losses) from unconsolidated entities	—	—	4.1	(1.4)	(0.1)	2.6
Goodwill	276.1	42.7	189.1	14.9	—	522.8
Total assets	730.1	42.0	582.9	276.8	461.5	2,093.3
Investment in and advances to equity method investees	—	—	16.5	4.9	(2.3)	19.1
Purchases of property and equipment	7.5	0.4	13.7	1.9	8.0	31.5
Increases (decreases) in other assets, long-term, net	(0.3)	—	14.8	(0.2)	(3.6)	10.7
Segment net income (loss) before taxes does not include any corporate management fees. Corporate management charges to segments were $137.2 million, $72.8 million and $52.6 million for the years ended August 31, 2006, 2005, and 2004, respectively. All expenses related to the award of options prior to the adoption of FAS 123R were accounted for as general and administrative expenses and allocated to the Corporate segment.

A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	At August 31,
	2006	2005	2004
		(Restated)	(Restated)
Total segment assets	$3,168.8	$2,714.0	$2,093.3
Elimination of intercompany receivables	(285.5)	(283.4)	(10.4)
Elimination of investments in subsidiaries	(320.5)	(304.5)	—
Income tax entries not allocated to segments	(33.7)	(37.1)	(41.9)
Other consolidation adjustments and eliminations	—	—	(0.1)

Total consolidated assets	$2,529.1	$2,089.0	$2,040.9

Operations by Geographic Region
The following tables present geographic revenues and long-lived assets (in millions):

	For The Year Ended August 31,
	2006	2005	2004
Revenues:
United States	$4,196.8	$2,842.5	$2,510.5
Asia/Pacific Rim countries	161.7	227.5	223.4
Canada	13.3	13.7	13.4
United Kingdom and other European countries	73.7	59.1	96.3
South America and Mexico	25.0	20.3	7.2
Middle East	294.0	87.4	151.3
Other	11.1	11.8	12.6

	$4,775.6	$3,262.3	$3,014.7

	At August 31,
	2006	2005	2004
Long-Lived Assets:
United States	$303.5	$275.3	$320.3
United Kingdom	7.8	1.3	7.0
Other foreign countries	32.6	48.5	21.5

	$343.9	$325.1	$348.8

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” such as deferred income taxes and securities available for sale.
Information about Major Customers
Our customers are principally major multi-national industrial corporations, independent and merchant energy producers, governmental agencies and equipment manufacturers. For the year ended August 31, 2006, one U.S. government customer accounted for revenues of $702.8 million (15% of our revenues), and for the year ended August 31, 2005, a separate U.S. government customer accounted for $260.1 million (8.0% of our revenues).
For the year ended August 31, 2006, revenues from one customer (non-governmental) totaled approximately $244.8 million or 5% of our revenues.
Export Revenues
For the years ended August 31, 2006, 2005 and 2004, our international revenues include approximately $271.7 million, $238.6 million and $180.7 million, respectively, of exports from our domestic facilities.
Note 16 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	For The Year Ended August 31,
	2006	2005	2004
Weighted-average incremental shares:
Stock options	407	2,950	5,148
Restricted stock	—	66	467
LYONs convertible debt	—	10	994

Note 17 — Employee Benefit Plans
Defined Contribution Plans
We sponsor a voluntary 401(k) profit sharing plan for substantially all employees who are not subject to collective bargaining agreements. The plan provides for the eligible employee to contribute a percentage of annual compensation, subject to an annual limit as determined under federal law, with us matching 50% of the employee’s eligible contribution up to 6% of the employee’s annual compensation. Our expense for this plan for the years ended August 31, 2006, 2005 and 2004, was approximately $16.0 million, $10.8 million and $11.0 million, respectively. Our 401(k) profit sharing plans offer the employees a number of investment choices, including investments in our common stock. The plan purchases these shares on the open market. At August 31, 2006 and 2005, our 401(k) plan owned 1,206,658 shares and 1,185,108 shares, respectively, of our common stock. The fair value of the common stock owned by the 401(k) plan was $30.4 million as of August 31, 2006.
Defined Benefit Plans
Our subsidiaries in the U.K. and Canada have defined benefit plans covering their employees. All three plans are closed to new entrants. The first U.K. plan is a salary-related plan for certain employees who contribute 7% of their salary. Our contribution depends on length of service, the employee’s estimated salary at retirement, and the earnings of the plan’s investments. The second U.K. plan also is contributory and the benefits are based primarily on years of service and the average of each employee’s highest consecutive three years pension qualified salary during the employee’s last ten years of service. The Canadian plan is noncontributory, and the benefits are based primarily on years of service and employee’s career average pay. Our policy is to make contributions for current service costs plus minimum special payments for unfunded liability and solvency. For the years ended August 31, 2006, 2005, and 2004, we recognized expense of approximately, $6.3 million, $7.8 million and $4.8 million, respectively, related to these plans.
At August 31, 2006 and 2005, we had minimum pension plan liabilities of $28.0 million and $33.2 million, respectively, for our three defined benefit plans. The change in the minimum pension plan liabilities is due primarily to changes in discount rate assumptions. This liability is required to be recognized on our balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” the decrease in the minimum liability is recorded through a direct charge to shareholders’ equity and is, therefore, reflected, net of tax, as a component of comprehensive income in the consolidated statements of shareholders’ equity. The decrease in our minimum pension liabilities from fiscal 2006 to fiscal 2005 of $5.2 million is due primarily to an increase in the discount rate assumptions during fiscal 2006.

The following table sets forth the pension cost for the defined benefit plans we have sponsored and the plans’ funded status as of August 31, 2006, 2005, and 2004 in accordance with the provisions of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106” (in thousands):

	For The Year Ended August 31,
	2006	2005	2004
		(Restated)	(Restated)
Change in Projected Benefit Obligation
Projected benefit obligation at the start of the year	$144,240	$116,712	$99,609
Service cost	2,884	2,664	2,499
Interest cost	7,011	6,738	6,099
Members’ contributions	863	910	1,013
Actuarial loss (gain)	(1,210)	22,301	(1,228)
Benefits paid	(6,253)	(6,110)	(5,241)
Foreign currency exchange rate changes	6,877	375	13,961

Projected benefit obligation at the end of the year	154,412	143,590	116,712

Change in Plan Assets
Fair value of the assets at the start of the year	$101,335	$87,274	$73,977
Actual return on plan assets	7,537	14,755	4,793
Employer contributions	5,704	3,944	3,469
Employee contributions	863	910	1,013
Benefits paid	(6,253)	(6,110)	(5,241)
Foreign currency exchange rate changes	5,215	150	9,262

Fair value of the assets at the end of the year	114,401	100,923	87,273

Funded status	(40,011)	(42,667)	(29,439)
Unrecognized net loss	42,362	45,122	34,198
Adjustment to recognize minimum liability	(27,986)	(33,153)	(20,517)

Accrued benefit cost	$(25,635)	$(30,698)	$(15,758)

Components of Net Periodic Benefit Cost and Increase in Minimum Pension Liability
Service cost	$2,884	$2,664	$2,499
Interest cost	7,011	6,738	6,099
Expected return on plan assets	(6,863)	(6,422)	(5,956)
Amortization of net loss	2,403	1,912	2,124
Other	872	1,065	1,553

Total net periodic benefit cost	$6,307	$5,957	$6,319

	For The Year Ended August 31,
	2006	2005	2004
Increase (decrease) in minimum pension liability included in other comprehensive income	$(6,891)	$12,513	$(2,223)

Assumptions

For The Year Ended August 31,
	2006	2005	2004
Weighted — Average Assumptions Used to Determine Benefit Obligations at August 31:
Discount rate	5.00-5.25%	4.75-5.00%	5.60-6.00%
Rate of compensation increase	4.00-4.75%	4.00-4.70%	4.00-4.90%
Weighted — Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended August 31:
Discount rate at end of the year	4.75-5.10%	5.00-6.00%	5.50-6.00%
Expected return on plan assets for the year	6.30-8.00%	6.30-8.00%	7.00-7.75%
Rate of compensation increase at end of the year	4.00-4.70%	4.00-4.90%	4.25-5.00%
The accumulated benefit obligations for all pension plans were $140.1 million and $129.9 million at August 31, 2006 and 2005, respectively. The obligations exceeded plan assets by $25.6 million and $28.6 million at August 31, 2006 and 2005, respectively.

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets
Pension plan weighted-average asset allocations at August 31, 2006 and 2005, by asset category, are as follows:

	At August 31,
Asset Category	2006	2005
Equity securities	64.0%	62.5%
Debt securities	31.4%	30.3%
Other	4.6%	7.2%

Total	100.0%	100.0%

The foreign subsidiaries and Trustees of the plans are responsible for ensuring that the investments of the pension plan are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the defined benefits as they come due. To this end, the investment objective is to balance return and funding risks.
Each plan has a target asset allocation that varies investments among equity, debt and other investments. On a combined basis, target asset allocations range from 20%-80% for equity securities, 15%-75% for debt securities, and 0%-20% for other investments. Depending on market conditions, the broad asset class targets may vary from the stated allocations.
In estimating the expected return on plan assets, the foreign subsidiaries considers past performance and future expectations for the types of investments held by the plan as well as the expected mix of investments held by the plan.
Contributions and Benefit Payments
We expect to contribute $7.4 million to the plans in fiscal 2007.
The following benefit payments are expected to be paid from plans (in thousands):

Fiscal Year	Pension Benefits	Other Benefits
2007	$6,531	$—
2008	6,695	4
2009	6,894	7
2010	7,183	9
2011	7,415	11
2012 — 2016	40,365	69
In addition to the pension plans disclosed above, we have a defined benefit pension plan for certain employees of our Connex subsidiary. Effective January 1, 1994, no new participants were admitted to the plan. The pension plan’s benefit formulas generally base payments to retired employees upon their length of service. The pension plan’s assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2006 and 2005, the fair market value of the plan assets was $1.4 million which exceeded the estimated accumulated projected benefit obligation each year.
Note 18 — Related Party Transactions
In January 2003, our subsidiary, Stone & Webster, Inc., was awarded a subcontract to perform engineering services for a company (the Related Company) for whom an executive officer and a significant owner is the brother to our CEO for total consideration of approximately $2 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract. That guaranty, by its terms, may be assigned by the Related Company to its client. We also entered into an indemnification and fee agreement between us and the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies but totals approximately $0.8 million over the 20-year term. Although we believe the probability we will have to make any payments under the guaranty agreement is remote, we have recorded the guarantee at its fair value of approximately $0.3 million. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. We expect that we will not be required to make any payments under the guaranty agreement, but the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13 million over the 20-year term of the contract.
During fiscal 2006, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. Payments made to these companies totaled approximately $23.4 million during fiscal 2006 and amounts due to these companies were $1.6 million as of August 31, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
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
Note 19 — Foreign Currency Translation and Transactions
As of August 31, 2006, all of our significant foreign subsidiaries maintained their accounting records in their local currency (primarily British pounds, Venezuelan Bolivars, Canadian dollars, and the Euro). The currencies are converted to U.S. dollars at exchange rates as of the balance sheet date with the effect of the foreign currency translation reflected in “accumulated other comprehensive income (loss),” a component of shareholders’ equity, in accordance with SFAS 52 and SFAS 130. Foreign currency transaction gains or losses are credited or charged to income. At August 31, 2006 and 2005, cumulative foreign currency translation adjustments related to these subsidiaries reflected as a reduction to shareholders’ equity amounted to $7.8 million and $7.3 million, respectively; transaction gains and losses reflected in income were a gain of $1.0 million during fiscal 2006, a gain of $0.9 million during fiscal 2005 and a loss of $2.7 million during fiscal 2004, respectively.

Note 20 —	Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Profit recognition on claims is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs in excess and estimated earnings and billings on uncompleted contracts on the accompanying consolidated balance sheets.
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

Covert, Harquahala, Wolf Hollow and Marcus Hook Claims
The following disclosure provides a summary of selected claims related to the Covert, Harquahala, Wolf Hollow and Marcus Hook major projects for the years ended August 31, 2006 and 2005. We have resolved substantially all of these claims with our customers. A summary of our net claims receivable position on these major projects is as follows (in millions):

			Gain/(Loss)
	August 31,	Awards /	On	August 31,
	2005	Settlements	Settlements	2006
Receivables from owners under contract terms	$112.9	$99.9	$(13.0)	$—
Reimbursement of letter of credit draws by owners	46.9	18.8	(28.1)	—
Claims receivable from owners, equipment vendors, subcontractors and others for costs incurred	28.2	12.5	(4.7)	11.0

Less: Liquidated damages recorded in contract costs	(17.1)	(10.1)	7.0	—
Less: Amounts we collected by drawing letters of credit	(17.5)	(1.5)	—	(16.0)

Net claims receivable (payable)	$153.4	$119.6	$(38.8)	$(5.0)

During 2006 we settled or received judgments related to the Covert and Harquahala major projects in excess of amounts previously recorded resulting in gains on these claims of approximately $9.4 million. As of October 2006, we have received all amounts awarded to us on these two projects except for a note receivable received in settlement with an outstanding balance of $26 million, due March 2007. This note, included in other current assets on our balance sheet, is secured by a lien on the project.
Regarding the Wolf Hollow Project, on March 24, 2006 the Court heard argument on the proper scope of the ruling on “AES Corp’s Motion for Summary Judgment Based upon Plaintiff’s Waiver and Regarding Plaintiff’s Allegations of Vicarious Liability.” A decision by the trial court judge was rendered on April 11, 2006, dismissing all of our claims against AES. Subsequently, we entered into negotiations with AES and Parsons and have settled all claims for a combined cash payment to us of approximately $8.3 million that we received in July 2006. As a result of the above, we recorded a net reduction in gross profit of $48.2 million in 2006 to reflect our revised estimates of recoveries on all outstanding matters related to this project.
During the second quarter of fiscal 2006, we agreed to terms with FPL-Energy (FPLE) and our primary subcontractor on this project. Under the agreements, we have received certain payments from a third party insurance company (toward settlement of certain of the claims) and certain payments from FPLE for certain outstanding receivables due us on the project. In addition, all parties agreed to a mutual release of claims and FPLE released our outstanding $23.0 million letter of credit. As a result of this agreement, we recorded an immaterial loss during fiscal 2006.
Unapproved Change Orders and Claims
The table below summarizes information related to our significant unapproved change orders and claims, excluding those discussed above, that we have recorded as of August 31, 2006 and excludes all unrecorded amounts and individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues (or reduction to contract costs) is as follows (in millions):

As of
August 31, 2006
Amounts included in project estimates-at-completion	$89.3
Amounts accrued in revenues (or reductions to contract costs)	$69.4

The difference between the amounts included in project estimates-at-completion (“EAC”) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts relates to forecasted costs which have not yet been incurred (i.e. remaining percentage of completion revenue recognition on the related project). Substantially all of the recorded amounts as of August 31, 2006 were recorded during fiscal 2006. In September and October 2006, approximately $15.5 million and $4.0 million of the EAC and amounts recorded in revenues, respectively, included in the table above were approved as change orders by our respective customers.
Performance Guarantees
Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on projects where we may not be the EPC contractor. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference.
Prior to February of 2006, our estimates of these performance guarantees were recorded as a substantial contractual liability until the related project became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees allows us to make more accurate estimates of the potential liability and, in certain circumstances, revise our recorded performance liability amount below the maximum performance liability. For the fiscal year ended August 31, 2006, we recorded gross profit of $5.1 million due to changes in estimates for performance guarantees below the maximum liability. Our total estimated performance liability remaining as of August 31, 2006, is $15.7 million.
Project Incentives
The estimated revenues on an energy project in the U.S. include an estimate of amounts which we will receive if we achieve a number of agreed upon criteria. Our contract provides for payment of incentives up to $38 million related to achievement of these criteria. If we do not achieve the specified delivery date and other criteria at the amounts we have estimated, our revenues and profit related to this project may be materially reduced. These revenues are being recognized using the percentage-of-completion method of accounting. We have recorded an estimate of the amount we expect to collect in our Maintenance segment revenues and in cost and estimated earnings in excess of billings on uncompleted contracts related to this project based on our progress-to-date.
Note 21 — Assets Held for Sale, Discontinued Operations and Costs Associated with Exit and Disposal Activities
Assets Held For Sale
The following table presents the assets that were classified as assets held for sale (in thousands):

	At August 31,
	2006	2005
Fabrication facilities in the U.S.(F&M segment)	$2,964	$4,514
Facilities in the United Kingdom (Maintenance segment)	—	5,006
Equipment and inventory in the U.S. (Maintenance segment)	2,266	—

Total assets held for sale	$5,230	$9,520

The carrying value of our assets held for sale reflects the lower of our depreciated cost basis or estimated fair value after consideration of selling costs. In 2005, we recorded an impairment charge on the Fabrication facilities in the U.S. of $0.3 million which is included in loss from discounted operations on the accompanying consolidated statements of operations.
During 2006 we determined that certain Maintenance segment assets in the U.K. and certain F&M segment assets in the U.S. previously classified as held for sale no longer met that criteria because we ceased efforts to dispose of those assets. These assets were removed from assets held for sale and an immaterial depreciation adjustment to record depreciation expense for the period the assets were held for sale was recorded in our 2006 operating results.
During 2005, we sold real estate assets associated with LandBank for approximately $15.9 million and recognized a $2.2 million gain on the sale, which was included in other income (expense) in our consolidated financial statements for 2005.
Discontinued Operations
The following table presents the results of our operations that were reclassified into discontinued operations and the gain (impairment) that was recorded in connection with these businesses (in thousands):

	For The Year Ended August 31,
	2006	2005	2004
Revenues reclassified to discontinued operations:
Hanger engineering and pipe support businesses (F&M segment)	$—	$2,746	$7,934
Roche Limited, Consulting Group (E&I segment)	—	58,525	61,132
Shaw-Robotic Environmental Services, LLC (Maintenance segment)	5,753	3,588	1,104

Total revenues reclassified to discontinued operation	$5,753	$64,859	$70,170

Income (loss) from discontinued operations
Hanger engineering and pipe support businesses (F&M segment)	$(144)	$(776)	$(1,674)
Roche Limited, Consulting Group (E&I segment)	—	(1,019)	(764)
Shaw-Robotic Environmental Services, LLC	(1,000)	(148)	(155)

Total income (loss) from discontinued operations	(1,144)	(1,943)	(2,593)

Gain (impairment) of discontinued operations:
(Impairment) of hanger engineering and pipe support businesses (F&M segment)	$—	$—	$(2,995)
Gain on sale of Roche Limited, Consulting Group (E&I segment)	—	356	—
Impairment of Shaw-Robotic Environmental Services, LLC (Maintenance segment)	(1,004)	—	—

Total gain (impairment) of discontinued operations	(1,004)	356	(2,995)

Total income (loss) from discontinued operations, net of taxes	$(2,148)	$(1,587)	$(5,588)

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
During 2005, we sold Roche for approximately $10.6 million in cash proceeds and a long-term note receivable and recognized a $0.4 million gain on the sale. Each of these transactions has been included in other income (expense) on the accompanying consolidated statements of operations for fiscal 2005.
In 2006, a decision was made to actively engage in the marketing to sell Shaw Robotic Environmental Services, LLC, and it has been reclassified as discontinued operations for all periods presented.
Exit and Disposal Activities
We also sold the assets and liabilities for certain components of our business during fiscal 2005. During 2005, we sold certain assets of Shaw Power Technologies, Inc. (“PTI”) for $14 million in cash proceeds and recognized a $2.0 million gain on the sale. Then during 2005, we sold the assets of Shaw Aiton Australia Pty. Limited for $0.9 million in cash proceeds and recognized a $1.0 million gain on the sale, and we sold our investment in WebTech, LLC for a net loss of $1.3 million.
In fiscal 2005, we recorded a facilities charge of $3.2 million related to the downsizing and closure of leased facilities no longer supporting our E&C and E&I operations in cost of revenues on the accompanying consolidated statement of operations. Each of these facility charges were recognized for the expected remaining future cash outlays associated with trailing lease liabilities and expected restoration costs reduced by the expected sublease income related to these facilities to be paid over the remaining lease terms, which range from three to eight years. Additional charges or reversals may be required, as was the case from the initial estimate of the change to completion of 2005, if the amount of expected sublease income changes in the future.
Note 22 — Quarterly Financial Data (Unaudited)
     (In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2006
Revenues	$1,135,461	$1,238,832	$1,226,784	$1,174,538

Gross profit	$108,018	$97,979	$33,915	$89,560

Income (loss) from discontinued operations	$(439)	$(56)	$(659)	$10

Net income (loss)	$32,713	$21,838	$(16,673)	$12,972

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.42	$0.28	$(0.20)	$0.18

Income (loss) from discontinued operations	$(0.01)	$—	$(0.01)	$(0.01)

Net income loss	$0.41	$0.28	$(0.21)	0.17

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.42	$0.27	$(0.20)	$0.17

Income (loss) from discontinued operations	$(0.01)	$—	$(0.01)	$(0.01)

Net Income (loss)	$0.41	$0.27	$(0.21)	$0.16

Fiscal 2005 (Restated)
Revenues	$807,494	$747,498	$890,551	$816,785

Gross profit	$74,088	$67,042	$78,920	$72,620

Income (loss) from discontinued operations	$(453)	$(627)	$(592)	$(271)

Net income (loss)	$11,113	$9,348	$(21,649)	$17,164

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.18	$0.16	$(0.30)	$0.22

Income (loss) from discontinued operations	$—	$(0.01)	$(0.01)	$—

Net Income (loss)	$0.18	$0.15	$(0.31)	$0.22

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.18	$0.15	$(0.30)	$0.22

Income (loss) from discontinued operations	$—	$(0.01)	$(0.01)	$—

Net Income (loss)	$0.18	$0.14	$(0.31)	$0.22

In the fourth quarter of fiscal 2006, a decision was made to actively engage in the marketing to sell our Shaw Robotics paint stripping business, and it has been reclassified as discontinued operations for all periods presented.
During the fourth quarter of fiscal 2005, we sold our Roche, part of our E&I segment, for approximately $10.6 million in cash proceeds and a long-term note receivable and recognized a $0.4 million gain on the sale. We also recorded a $3.1 million impairment charge during the fourth quarter of fiscal 2005 on our power generation plant equipment and materials. Finally, we reduced certain accruals recorded in the acquisition of the IT Group is fiscal 2002, due to revised government indirect rates, which caused a net increase in gross profit of $11.7 million for the fourth quarter of fiscal 2005. During fiscal 2004, we sold of our hanger engineering and pipe support businesses in our F&M segment for approximately $1.3 million and recognized a $3.0 million impairment on the assets. As a result of these sales, the quarterly financial data for revenues and gross profit have been restated to reflect discontinued operations for the first three quarters of fiscal 2005 and for the four quarters of fiscal 2004.
Note 23 — New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the previously deferred portion of the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending August 31, 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact of the adoption of SFAS 158 and do not expect that it will have a material impact on our Consolidated Financial Statements.
Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, effective for our fiscal year beginning September 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance is applicable for our fiscal year ending August 31, 2007. We are currently assessing the impact, if any, from the adoption of SAB 108 on our financial position and results of operations.
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for our fiscal year beginning September 1, 2007. We are currently evaluating the impact of FIN 48 on our results of operations, financial position and cash flows.
In June 2006 the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“ EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our consolidated financial statements.
In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. We are currently in the process of evaluating the impact that the adoption of FSP FIN(R)-6 will have on our financial position, results of operations and cash flows.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.
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
In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
Note 24 — Subsequent Events
Westinghouse Acquisition
We announced on October 4, 2006 that we joined with Toshiba Corporation (Toshiba) in the acquisition of Westinghouse Electric Company (Westinghouse). Our 20% interest in Westinghouse was acquired by our 100% owned special purpose acquisition subsidiary, Nuclear Energy Holdings, L.L.C. (NEH). On October 13, 2006, NEH closed the private placement of Japanese Yen-denominated bonds (the Bonds) with an approximate principal amount of $1.08 billion. On October 16, 2006, the proceeds from this placement funded NEH’s acquisition. In connection with the acquisition, NEH has a Japanese Yen-denominated option (the Option) to sell all or part of our 20% ownership interest in Westinghouse to Toshiba prior to the maturity of the Bonds for not less than 97% of the original purchase price of the shares. The Option is exercisable during the period from March 31, 2010 through September 30, 2012 (subject to extensions), or earlier in the event of certain Toshiba credit events. The Bonds will be secured by the assets of and 100% of the membership interests in NEH, its shares in Westinghouse, the Option, a $36 million letter of credit established by us for the benefit of NEH related to principal on the Bonds (Principal LC) and one or more letters of credit for the benefit of NEH related to interest on the Bonds (Interest LC). The Bonds have no further recourse to us. The Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. Repayment of the Bonds upon call or maturity is expected to be funded by cash flows generated by our investment in Westinghouse or from the proceeds upon exercise of the Option.
The initial Interest LC is approximately $113 million in the aggregate to cover interest until the beginning of the option period. Other than the Principal LC and the Interest LC delivered at the closing of the Bonds and an agreement to reimburse Toshiba for amounts related to changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.
We amended our revolving credit agreement to allow for the investment in Westinghouse and to allow for an increase in the facility from its current $750 million to up to $1 billion. We made effective $100 million of the approved increase, thus increasing the capacity of the facility to $850 million, in conjunction with this amendment. Subject to outstanding amounts, the entire credit facility, as amended, would be available for performance letters of credit, and up to $525 million would be available for revolving credit loans and financial letters of credit until November 30, 2007, and $425 million thereafter. The amendment and increase was effective upon closing of the Westinghouse transaction.
The shareholders agreements contemplate that Westinghouse will distribute agreed percentages of the income to its shareholders as dividends, and the shares to be owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed.
Note 25 — Prior Year Restatement of Consolidated Financial Statements
Stock Options
On October 30, 2006, we issued a press release announcing the planned restatement of our consolidated financial statements for the years ended August 31, 2001 through 2005 to correct for an error in the accounting for stock-based compensation expense relating to certain stock options awarded in 2000. As previously announced in a press release dated October 3, 2006, we initiated an internal evaluation of our stock option grant practices. In light of recent publicity involving option grants at numerous companies, our management, along with the Audit Committee of the Board of Directors, instructed our internal audit department to undertake a review of stock option awards to ensure all awards were properly authorized by the Compensation Committee and the Board of Directors. The internal audit department presented its findings at a meeting conducted on August 16, 2006, and concluded together with the Audit Committee and management that neither we nor any employee engaged in “backdating” or “spring loading” activities with regard to past option grants.
Subsequent to the August 2006 Audit Committee meeting, on September 19, 2006, the Office of the Chief Accountant of the SEC provided clarifying staff guidance regarding the appropriate measurement date for stock option grants pursuant to the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In order to ensure that our accounting for stock option grants was compliant with this most recent staff guidance, we undertook a further review of our accounting for stock option grants to ensure all awards reflected the proper measurement date. While our recently completed review confirmed that no backdating or spring loading of stock options occurred, we discovered that, with regard to our Fiscal 2000 stock option awards, we did not use the proper measurement date for accounting purposes in accordance with APB 25 and the recently released guidance.
On July 28, 2000, the Compensation Committee and the Board authorized a pool of approximately one million shares (two million shares split-adjusted) at a strike price of $42 per share, and vested discretion in management to award these options to key employees. The recently released SEC guidance indicates that if management is granted discretion to allocate specific awards to individual employees, the proper measurement date for the awards should be the date upon which the list of the recipients and specific allocations was finalized, rather than the date that the Compensation Committee initially approved the award. Our review determined that a final list of option recipients and allocations was not completed as of the original measurement date used to account for the awards.

As a result, management and the Audit Committee concluded on October 27, 2006 that the accounting measurement dates for certain stock option awards during Fiscal 2000 were determined in error. The correct measurement date should have been November 27, 2000 when the stock price was $71.76 per share ($35.88 per share split-adjusted). We will record a non-cash, stock-based compensation expense over the awards’ four year vesting period of 2001-2004. The net aggregate amount of stock-based compensation expense for all fiscal years from 2001 through 2005 is approximately $21.3 million ($16.2 million net of tax). The impact of this error on each of our previously reported consolidated statements of operations is indicated in the table below (dollars in thousands):

	For the fiscal	For the fiscal	For the fiscal	For the fiscal	For the fiscal
	year ended	year ended	year ended	year ended	year ended
Increase/(Decrease)	August 31, 2005	August 31, 2004	August 31, 2003	August 31, 2002	August 31, 2001
General and administrative expenses	$(700)	$3,800	$4,200	$5,300	$8,700
Provision (benefit) for income taxes	$300	$(1,200)	$(1,200)	$(1,400)	$(1,600)
Income (loss) from continuing operations	$400	$(2,600)	$(3,000)	$(3,900)	$(7,100)
Net income (loss)	$400	$(2,600)	$(3,000)	$(3,900)	$(7,100)
The impact of this error on each of our previously reported consolidated balance sheets is indicated in the table below (dollars in thousands):

	As of	As of	As of	As of	As of
Increase/(Decrease)	August 31, 2005	August 31, 2004	August 31, 2003	August 31, 2002	August 31, 2001
Deferred income taxes	$5,100	$5,400	$4,200	$3,000	$1,600
Common stock	$21,300	$22,000	$18,200	$14,000	$8,700
Retained earnings	$(16,200)	$(16,600)	$(14,000)	$(11,000)	$(7,100)
Periodic Pension Service Costs
Also on October 30, 2006, we announced that we will restate our consolidated financial statements for the years ended August 31, 2003 through 2005 to correct for errors in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of Shaw UK Limited’s (one of our foreign subsidiaries) defined benefit plan. In connection with workforce reductions in 2003, 2004 and 2005, we offered certain terminated employees an enhanced early retirement benefit that provided immediate retirement benefit payments. However, these terminations and the related impact on our pension expense and pension liability were not reflected in our consolidated financial statements. The aggregate amount of periodic pension service cost and net income for fiscal years from 2003 through 2005 is approximately $2.5 million. The impact of this error on our previously reported consolidated statements of operations is indicated in the table below (dollars in thousands):

	For the fiscal	For the fiscal	For the fiscal
	year ended	year ended	year ended
Increase/(Decrease)	August 31, 2005	August 31, 2004	August 31, 2003
General and administrative expenses	$800	$1,500	$200
Income (loss) from continuing operations	$(800)	$(1,500)	$(200)
Provision (benefit) for income taxes	$—	$—	$—
Net income (loss)	$(800)	$(1,500)	$(200)
The impact of this error on our previously reported consolidated balance sheets is indicated in the table below (dollars in thousands):

	As of	As of	As of
Increase/(Decrease)	August 31, 2005	August 31, 2004	August 31, 2003
Other liabilities	$2,500	$1,700	$200
Retained Earnings	$(2,500)	$(1,700)	$(200)

Conclusions
On October 27, 2006, management and the Audit Committee of our Board of Directors concluded that the previously issued consolidated financial statements for the fiscal years ended August 31, 2001 through August 31, 2005 should no longer be relied upon because of errors in accounting as described above. The total impact of the above mentioned restatements on our previously issued consolidated statement of operations is reflected in the table below:

	For the fiscal		For the fiscal		For the fiscal		For the fiscal		For the fiscal
	year ended		year ended		year ended		year ended		year ended
	August 31, 2005		August 31, 2004		August 31, 2003		August 31, 2002		August 31, 2001
	As	As	As	As	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported
General and administrative expenses	$190,348	$190,248	$217,214	$211,914	191,818	$187,418	$162,550	$157,250	$162,134	$153,434
Provision (benefit) for income taxes	$20,910	$20,610	$(11,101)	$(9,901)	9,864	$11,064	$51,476	$52,876	$29,560	$31,160
Income (loss) from continuing operations	$17,415	$17,815	$(27,642)	$(23,542)	16,469	$19,669	$92,259	$96,159	$42,737	$49,837
Net income (loss)	$15,976	$16,376	$(33,075)	$(28,975)	17,666	$20,866	$94,467	$98,367	$43,497	$50,597
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.25	$0.26	$(0.48)	$(0.41)	0.44	$0.52	$2.25	$2.35	$1.06	$1.24
Net income (loss)	$0.23	$0.24	$(0.57)	$(0.50)	0.47	$0.55	$2.31	$2.41	$1.08	$1.26
Diluted:
Income (loss) from continuing operations	$0.25	$0.25	$(0.48)	$(0.41)	0.43	$0.51	$2.14	$2.22	$1.02	$1.19
Net income (loss)	$0.23	$0.23	$(0.57)	$(0.50)	$0.46	$0.54	$2.18	$2.26	$1.04	$1.21
The total impact of the above mentioned restatements on each consolidated balance sheet is reflected in the table below:

	As of			As of			As of			As of			As of
	August 31, 2005			August 31, 2004			August 31, 2003			August 31, 2002			August 31, 2001
	As	As		As	As		As	As		As	As		As	As
	Restated	Reported		Restated	Reported		Restated	Reported		Restated	Reported		Restated	Reported
Deferred income taxes	$90,600	$85,500	(1)	$25,997	$20,597	(2)	$21,785	$25,985	(3)	$9,398	$12,398	(3)	$6,647	$8,247	(3)
Other liabilities	$46,962	$44,462		$21,341	$19,641		$18,180	$17,980		$12,054	$12,054		$7,350	$7,350
Common stock	$1,044,903	$1,023,603		$772,077	$750,077		$514,348	$496,148		$508,581	$494,581		$445,715	$437,015
Retained earnings	$245,112	$263,812		$229,136	$247,436		$262,211	$276,411		$244,545	$255,545		$150,078	$157,178

(1)	As of August 31, 2005, the impact of the stock options restatement increases current deferred income taxes, which were net assets.

(2)	As of August 31, 2004, the impact of the stock options restatement increases non-current deferred income taxes, which were net assets.

(3)	As of August 31, 2003, 2002 and 2001 the impact of the stock options restatement reduces non-current deferred income taxes, which were net liabilities.
The following table reconciles the 2005 and 2004 Statement of Operations presentation to include the impact of discontinued operations (see note 21) and minority interest (see note 1) reclassifications:

	For the fiscal		For the fiscal
	year ended		year ended
	August 31, 2005		August 31, 2004
	As	As	As	As
	Reflected In Form 10-K	Reflected In Form 8-K	Reflected In Form 10-K	Reflected In Form 8-K
General and administrative expenses	$190,252	$190,348	$217,214	$217,214
Provision (benefit) for income taxes	$17,784	$20,910	$(14,599)	$(11,101)
Income (loss) from continuing operations	$17,563	$17,415	$(27,487)	$(27,642)
Net income (loss)	$15,976	$15,976	$(33,075)	$(33,075)
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.25	$0.25	$(0.47)	$(0.48)
Net income (loss)	$0.23	$0.23	$(0.57)	$(0.57)
Diluted:
Income (loss) from continuing operations	$0.25	$0.25	$(0.47)	$(0.48)
Net income (loss)	$0.23	$0.23	$(0.57)	$(0.57)
These reclassifications did not impact our August 31, 2005 consolidated balance sheet.

The tables above reflect the impact to our consolidated statement of operations based on the amounts that had been previously reported.
As a result of the restatement of our financial statements, management, with the concurrence of the Audit Committee, has concluded that a material weakness in internal control over financial reporting existed as of August 31, 2006 related to the misapplication of generally accepted accounting principles (GAAP) pursuant to the requirements of APB 25 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)” (FIN 44). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, we will report that our disclosure controls and procedures were not effective in our Annual Report on Form 10-K for the year ended August 31, 2006.
Note 26 — Condensed Consolidating Financial Information
The following presents condensed consolidating financial information with respect to our financial position as of August 31, 2006 and 2005, and the results of our operations and cash flows for the years ended August 31, 2006, 2005 and 2004.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2006
Current assets	$607,978	$829,683	$275,250	$(34,251)	$1,678,660
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	810,482	153,500	5,597	(917,531)	52,048
Property and equipment, net	29,809	114,180	31,442	—	175,431
Other assets	26,753	568,500	36,257	(8,515)	622,995

Total Assets	$1,475,262	$1,669,978	$349,417	$(965,523)	$2,529,134

Current liabilities	$64,926	$792,929	$217,055	$(34,251)	$1,040,659
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term revolving line of credit	145,517	—	—	—	145,517
Long-term debt and capital leases	16,521	1,977	9,519	—	28,017
Other non-current liabilities	5,091	39,130	22,620	(8,515)	58,326
Minority interest	—	—	—	13,408	13,408
Shareholders’ Equity	1,243,207	835,070	95,869	(930,939)	1,243,207

Total Liabilities & Shareholders’ Equity	$1,475,262	$1,669,978	$349,417	$(965,523)	$2,529,134

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2005 (Restated)
Current assets	$953,196	$221,955	$131,150	$(33,248)	$1,273,053
Intercompany long-term receivables	240	484,291	9,708	(494,239)	—
Investments in subsidiaries and joint ventures	737,237	132,114	6,251	(840,731)	34,871
Property and equipment, net	30,805	98,756	27,975	—	157,536
Other assets	18,375	560,281	44,772	—	623,428

Total Assets	$1,739,853	$1,497,397	$219,856	$(1,368,218)	$2,088,888

Current liabilities	$50,482	$703,944	$71,828	$(33,780)	$792,474
Intercompany long-term debt	476,429	9,708	8,102	(494,239)	—
Long-term revolving line of credit	40,850	—	—	—	40,850
Long-term debt and capital leases	15,040	2,977	6,674	—	24,691
Other non-current liabilities	9,899	28,620	29,961	—	68,480
Minority interest	—	—	—	15,240	15,240
Shareholders’ Equity	1,147,153	752,148	103,291	(855,439)	1,147,153

Total Liabilities & Shareholders’ Equity	$1,739,853	$1,497,397	$219,856	$(1,368,218)	$2,088,888

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Income
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Year Ended August 31, 2006
Revenues	$—	$4,306,789	$531,561	$(62,735)	$4,775,615
Cost of revenues	—	4,043,547	464,627	(62,031)	4,446,143

Gross profit	—	263,242	66,934	(704)	329,472
General and administrative expenses	81,748	132,710	12,678	(892)	226,244

Operating income (loss)	(81,748)	130,532	54,256	188	103,228
Other income (expense)	81,748	(92,984)	(4,099)	(188)	(15,523)
Equity in earnings (losses) of subsidiaries	50,850	27,821	—	(78,671)	—

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	50,850	65,369	50,157	(78,671)	87,705
Provision for income taxes	—	11,718	8,822	—	20,540

Income before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	50,850	53,651	41,335	(78,671)	67,165
Minority interest	—	—	—	(15,680)	(15,680)
Earnings (losses) from unconsolidated entities, net of taxes	—	3,227	(1,714)	—	1,513

Income from continuing operations	50,850	56,878	39,621	(94,351)	52,998
Loss from discontinued operations, net of taxes	—	(143)	(1,779)	778	(1,144)
Gain (Impairment) of discontinued Operations	—	—	(1,180)	176	(1,004)

Net income	$50,850	$56,735	$36,662	$(93,397)	$50,850

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Year Ended August 31, 2005 (Restated)
Revenues	$—	$3,086,005	$215,074	$(38,751)	$3,262,328
Cost of revenues	—	2,834,656	174,328	(39,326)	2,969,658

Gross profit	—	251,349	40,746	575	292,670
General and administrative expenses	55,495	120,772	14,037	(52)	190,252

Operating income	(55,495)	130,577	26,709	627	102,418
Other income (expense)	55,329	(118,119)	(220)	(627)	(63,637)
Equity in earnings (losses) of subsidiaries	15,976	23,218	—	(39,194)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	15,810	35,676	26,489	(39,194)	38,781
Provision for income taxes	214	15,415	2,155	—	17,784

Income before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	15,596	20,261	24,334	(39,194)	20,997
Minority interest	—	—	—	(7,243)	(7,243)
Earnings (losses) from unconsolidated entities, net of taxes	380	4,144	(715)	—	3,809

Income from continuing operations	15,976	24,405	23,619	(46,437)	17,563
Loss from discontinued operations, net of taxes	—	(776)	(875)	64	(1,587)

Net income	$15,976	$23,629	$22,744	$(46,373)	$15,976

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Income
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Year Ended August 31, 2004 (Restated)
Revenues	$—	$2,775,156	$269,884	$(30,331)	$3,014,709
Cost of revenues	—	2,598,027	226,120	(30,126)	2,794,021

Gross profit	—	177,129	43,764	(205)	220,688
General and administrative expenses	59,656	141,043	16,720	(205)	217,214

Operating income (loss)	(59,656)	36,086	27,044	—	3,474
Other income (expense)	59,679	(93,160)	(3,010)	(2,485)	(38,976)
Equity in earnings (losses) of subsidiaries	(33,075)	25,545	—	7,530	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(33,052)	(31,529)	24,034	5,045	(35,502)
Provision (benefit) for income taxes	(28)	(14,339)	(232)	—	(14,599)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(33,024)	(17,190)	24,266	5,045	(20,903)
Minority interest	—	—	(171)	(8,991)	(9,162)
Earnings (losses) from unconsolidated entities, net of taxes	(51)	4,054	(1,425)	—	2,578

Income (loss) from continuing operations	(33,075)	(13,136)	22,670	(3,946)	(27,487)
Income (loss) from discontinued operations, net of taxes	—	(4,669)	(985)	66	(5,588)

Net income (loss)	$(33,075)	$(17,805)	$21,685	$(3,880)	$(33,075)

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Year Ended August 31, 2006
Net cash provided by (used in) operating activities	$47,695	$(154,394)	$31,619	$—	$(75,080)
Net cash provided by (used in) investing activities	(7,966)	84,650	(9,413)	—	67,271
Net cash provided by (used in) financing activities	(19,757)	73,929	47,134	—	101,306
Cash from consolidation of variable interest entities previously unconsolidated	—	—	2,290	—	2,290
Effects of foreign exchange rate changes on cash	—	—	2,271	—	2,271

Net increase (decrease) in cash and cash equivalents	19,972	4,185	73,901	—	98,058
Cash and cash equivalents — beginning of the year	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of the year	$20,842	$27,155	$106,840	$—	$154,837

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Year Ended August 31, 2005 (Restated)
Net cash provided by (used in) operating activities	$74,655	$(38,986)	$31,559	$—	$67,228
Net cash provided by (used in) investing activities	(5,771)	(112,040)	(8,651)	—	(126,462)
Net cash provided by (used in) financing activities	(115,499)	133,108	(4,096)	—	13,513
Cash from consolidation of variable interest entities previously unconsolidated	—	—	1,343	—	1,343
Effects of foreign exchange rate changes on cash	—	—	(1,194)	—	(1,194)

Net increase (decrease) in cash and cash equivalents	(46,615)	(17,918)	18,961	—	(45,572)
Cash and cash equivalents — beginning of the year	47,485	40,888	13,978	—	102,351

Cash and cash equivalents — end of the year	$870	$22,970	$32,939	$—	$56,779

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Year Ended August 31, 2004 (Restated)
Net cash provided by (used in) operating activities	$65,843	$(97,623)	$16,944	$—	$(14,836)
Net cash provided by (used in) investing activities	(3,294)	(20,507)	(8,633)	—	(32,434)
Net cash provided by (used in) financing activities	(113,917)	116,266	(41,797)	—	(39,448)
Cash from consolidation of variable interest entities previously unconsolidated	—	—	879	—	879
Effects of foreign exchange rate changes on cash	—	—	(1,519)	—	(1,519)

Net increase (decrease) in cash and cash equivalents	(51,368)	(1,864)	(34,126)	—	(87,358)
Cash and cash equivalents — beginning of the year	98,853	42,752	48,104	—	189,709

Cash and cash equivalents — end of the year	$47,485	$40,888	$13,978	$—	$102,351

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures.
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2006 because of the material weaknesses discussed below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
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
In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. During this evaluation, management identified material weaknesses in our internal control over financial reporting, as described below. Management has concluded that as a result of these material weaknesses, our internal control over financial reporting was not effective as of August 31, 2006 based upon the criteria issued by COSO. Our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2006 has been audited by Ernst & Young LLP.
Management’s Consideration of the Restatements
A material weakness is a control deficiency, or a combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses as of August 31, 2006:
•	During the third quarter, we discovered that the recognition of revenue on one contract accounted for under the percentage-of-completion method was overstated due to a clerical error in the computation. The error occurred because a key control, the review of the calculation, which would have detected the overstatement, did not operate correctly. Our condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006 were restated to correct this error.

•	Also during the third quarter, we misapplied GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary. The appropriate accounting personnel did not identify the misapplication of the accounting guidance in FIN 46(R), which led to a misallocation of minority interest losses on the income statement, resulting in an overstatement of net income. Our condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006 were restated to correct this error.

•	We misapplied GAAP related to recording compensation expense in accordance with APB 25. We discovered that the accounting measurement dates for certain stock option awards during Fiscal 2000 were determined in error. The correct measurement date should have been the date upon which the list of the recipients and specific allocations was finalized, rather than the date that the Compensation Committee initially approved the award. We restated our consolidated financial statements for the years ended August 31, 2001 through 2005 to record non-cash, stock-based compensation expense related to this stock option grant.
Remediation of Material Weaknesses
In response to the material weaknesses identified by our management, we have dedicated significant resources to improve our control environment and to remedy the material weaknesses identified. These efforts include the following:
•	As a part of its planned remedial measures related to the clerical errors in accounting for contracts under the percentage of completion method, our management sponsored a plan to standardize the policy for revenue recognition for contracts accounted for under the percentage of completion method and enhance training for the personnel which performs and reviews the percent complete calculations.

•	As a part of its planned remedial measures related to the misapplication of GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary, our management initiated additional controls which include formally communicating the results of operations and financial positions of entities less than 100 percent owned to personnel with an in-depth knowledge of the operations of the entity, senior executives, as well as financial accounting personnel and appointed and trained an internal subject matter expert who is responsible for assessing the accounting treatment of current and future investments in entities that are less than 100 percent owned.

•	As a part of its planned remedial measures related to the misapplication of GAAP related to recording compensation expense in accordance with APB 25, our management sponsored a plan to train the personnel which performs and reviews the measurement of share-based compensation expense.
Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses discussed above, and the aforementioned material weaknesses will not be considered remediated until new processes are fully implemented, operate for a sufficient period of time, and we are confident they are operating effectively. Management anticipates that we will report in 2007 that material weaknesses in our internal control over financial reporting no longer continue to exist and that the disclosure controls and procedures are effective.
Attestation Report of the Independent Registered Public Accounting Firm
Our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 66 of this report.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts noted above, there were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ending August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of The Registrant
Information regarding our directors and executive officers and our audit committee financial expert is to be included in our definitive proxy statement prepared in connection with the 2007 Annual Meeting of Shareholders to be held in January 2007 and is incorporated herein by reference.
CODE OF CORPORATE CONDUCT AND ETHICS
We have adopted a Code of Corporate Conduct applicable to all of our employees, officers and directors. We also have in place a Code of Ethics for Chief Executive Officer and Senior Financial Officers. Copies of the Codes are filed as exhibits to this Annual Report on 10-K, and they are posted on our external web site. It is our intention that any changes to or waivers from these codes would be disclosed through a Form 8-K filing. Shareholders may request free copies of these codes from:
The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225) 932-2500
www.shawgrp.com

Item 11. Executive Compensation
Information regarding executive compensation is to be included in our definitive proxy statement prepared in connection with the 2007 Annual Meeting of Shareholders to be held in January 2007 and is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions is to be included in our definitive proxy statement prepared in connection with the 2007 Annual Meeting of Shareholders to be held in January 2007 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is to be included in our definitive proxy statement prepared in connection with the 2007 Annual Meeting of Shareholders to be held in January 2007 and is incorporated herein by reference.
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

3. Exhibits.

3.1.	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001) (SEC File No. 1-12227).

3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001) (SEC File No. 1-12227).

3.4	Composite of the Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 16, 2003 (filed herewith).

3.5	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended) (SEC File No. 1-12227).

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (Registration No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001) (SEC File No. 1-12227).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.5	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005) (SEC File No. 1-12227).

4.6	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

10.1*	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.2*	Form of Incentive Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.3*	Form of Non-Qualified Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.4*	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation

Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004) (SEC File No. 1-12227).

10.5*	Informal agreements to award shares of restricted stock under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed in October 18, 2004) (SEC File No. 1-12227).

10.6*	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (Registration No. 333-62856)).

10.7*	The Shaw Group Inc. 1993 Employee Stock Incentive Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.8*	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.9*	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006) (SEC File No. 1-12227).

10.10*	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.11*	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.12*	Flexible Perquisites Program for certain executive officers (the description of the Flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004) (SEC File No. 1-12227).

10.13*	The Shaw Group Inc. 2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.14*	Fiscal year 2006 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.15*	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005) (SEC File No. 1-12227).

10.16*	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.17*	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002) (SEC File No. 1-12227).

10.18*	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000) (SEC File No. 1-12227).

10.19*	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004) (SEC File No. 1-12227).

10.20*	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.21*	Employment Agreement of David L. Chapman, Sr. Dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.22*	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.23*	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.24*	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.25*	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005) (SEC File No. 1-12227).

10.26*	Summary of oral severance agreement with Dirk J. Wild dated October 13, 2004 (incorporated by reference to the disclosures set forth under Item 5.02 of the Company’s Current Report on Form 8-K filed on October 18, 2004) (SEC File No. 1-12227).

10.27*	Employment Agreement of Gary P. Graphia dated October 14, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2005) (SEC File No. 1-12227).

10.28*	Employment Agreement of David P. Barry effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).

10.29*	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.30*	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report in Form 8-K filed on August 4, 2006) (SEC File No. 1-12227).

10.31	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000) (SEC File No. 1-12227).

10.32	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.33	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.34	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002) (SEC File No. 1-12227).

10.35	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005) (SEC File No. 1-12227).

10.36	Amendment No. 1 dated October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2005) (SEC File No. 1-12227).

10.37	Amendment No. 2 dated February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on February 28, 2006) (SEC File No. 1-12227).

10.38	Amendment No. 3 dated June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (filed herewith).

10.39	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 - 115 155).

10.40	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 - 115 155).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2006 (filed herewith).

14.2	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003) (filed herewith).

21.1	Subsidiaries of The Shaw Group Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*   Represents a management contract or compensatory plan or arrangements.

SIGNATURES AND CERTIFICATIONS
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/ J. M. Bernhard, Jr.

By: J. M. Bernhard, Jr.
Chief Executive Officer
Date: October 31, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. M. Bernhard, Jr. (J. M. Bernhard, Jr.)	Chairman of the Board and Chief Executive Officer, and Director	October 31, 2006

/s/ Robert L. Belk (Robert L. Belk)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 31, 2006

/s/ Albert D. McAlister (Albert D. McAlister)	Director	October 31, 2006

/s/ L. Lane Grigsby (L. Lane Grigsby)	Director	October 31, 2006

/s/ David W. Hoyle (David W. Hoyle)	Director	October 31, 2006

/s/ John W. Sinders, Jr. (John W. Sinders, Jr.)	Director	October 31, 2006

/s/ James F. Barker (James F. Barker)	Director	October 31, 2006

/s/ Charles E. Roemer, III (Charles E. Roemer, III)	Director	October 31, 2006

/s/ Daniel A. Hoffler (Daniel A. Hoffler)	Director	October 31, 2006

/s/ Michael J. Mancuso (Michael J. Mancuso)	Director	October 31, 2006

Exhibit Index
3.1.	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001) (SEC File No. 1-12227).

3.3	Articles of Amendment to Restatement of the Articles of Incorporation of the Company dated July 31, 2001 (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001) (SEC File No. 1-12227).

3.4	Composite of the Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 16, 2003 (filed herewith).

3.5	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended) (SEC File No. 1-12227).

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (Registration No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001) (SEC File No. 1-12227).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.5	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005) (SEC File No. 1-12227).

4.6	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

10.1*	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.2*	Form of Incentive Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.3*	Form of Non-Qualified Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.4*	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004) (SEC File No. 1-12227).

10.5*	Informal agreements to award shares of restricted stock under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed in October 18, 2004) (SEC File No. 1-12227).

10.6*	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (Registration No. 333-62856)).

10.7*	The Shaw Group Inc. 1993 Employee Stock Incentive Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.8*	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.9*	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006) (SEC File No. 1-12227).

10.10*	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.11*	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.12*	Flexible Perquisites Program for certain executive officers (the description of the Flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004) (SEC File No. 1-12227).

10.13*	The Shaw Group Inc. 2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.14*	Fiscal year 2006 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.15*	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005) (SEC File No. 1-12227).

10.16*	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.17*	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002) (SEC File No. 1-12227).

10.18*	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000) (SEC File No. 1-12227).

10.19*	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004) (SEC File No. 1-12227).

10.20*	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.21*	Employment Agreement of David L. Chapman, Sr. Dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.22*	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.23*	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.24*	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.25*	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005) (SEC File No. 1-12227).

10.26*	Summary of oral severance agreement with Dirk J. Wild dated October 13, 2004 (incorporated by reference to the disclosures set forth under Item 5.02 of the Company’s Current Report on Form 8-K filed on October 18, 2004) (SEC File No. 1-12227).

10.27*	Employment Agreement of Gary P. Graphia dated October 14, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2005) (SEC File No. 1-12227).

10.28*	Employment Agreement of David P. Barry effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).

10.29*	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.30*	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report in Form 8-K filed on August 4, 2006) (SEC File No. 1-12227).

10.31	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000) (SEC File No. 1-12227).

10.32	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.33	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.34	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002) (SEC File No. 1-12227).

10.35	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005) (SEC File No. 1-12227).

10.36	Amendment No. 1 dated October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2005) (SEC File No. 1-12227).

10.37	Amendment No. 2 dated February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on February 28, 2006) (SEC File No. 1-12227).

10.38	Amendment No. 3 dated June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (filed herewith).

10.39	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 - 115 155).

10.40	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 - 115 155).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2006 (filed herewith).

14.2	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003) (filed herewith).

21.1	Subsidiaries of The Shaw Group Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*   Represents a management contract or compensatory plan or arrangement.