Form 10-Q
period 2006-11-30
SHAW GROUP INC
filed 2007-01-16
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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
Yes ☐            No ☑
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
Common stock, no par value, 80,759,038 shares outstanding as of January 5, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,
	2006	August 31,
	(Unaudited)	2006

ASSETS
Current assets:
Cash and cash equivalents	$131,825	$154,837
Restricted and escrowed cash	45,948	43,409
Accounts receivable, including retainage, net	633,550	740,920
Inventories	109,983	101,337
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	435,033	455,819
Deferred income taxes	86,479	83,085
Prepaid expenses and other current assets	91,420	99,253

Total current assets	1,534,238	1,678,660
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	51,212	52,048
Investment in Westinghouse	624,711	—
Property and equipment, less accumulated depreciation of $173,644 at November 30, 2006 and $166,220 at August 31, 2006	175,979	175,431
Goodwill	514,402	506,592
Other assets	114,247	116,403
Embedded foreign currency derivative instrument	110,200	—
Put option agreement on investment in Westinghouse	267,037	—
Commercial relationship agreement	75,335	—
Deferred financing costs on Japanese Yen-denominated bonds	10,816	—

	$3,478,177	$2,529,134

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	November 30,
	2006	August 31,
	(Unaudited)	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418,330	$483,002
Accrued liabilities	241,547	211,162
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	316,307	316,674
Contract liability adjustments	2,521	3,361
Deferred revenue	13,295	14,772
Current maturities of long-term debt	5,806	2,456
Short-term revolving lines of credit	2,526	5,526
Short-term debt	10,361	1,895
Current portion of obligations under capital leases	1,826	1,811

Total current liabilities	1,012,519	1,040,659
Long-term revolving line of credit	53,000	145,517
Long-term debt, less current maturities	30,340	24,584
Japanese Yen-denominated long-term bonds secured by investment in Westinghouse, net	1,080,610	—
Obligations under capital leases, less current portion	3,007	3,433
Deferred income taxes	11,585	18,664
Interest rate swap contract on Japanese Yen-denominated bonds	4,004	—
Other liabilities	40,829	39,662
Minority interest	16,868	13,408
Shareholders’ equity:
Common stock, no par value, 86,250,896 and 85,866,727 shares issued, respectively; and 80,747,884 and 80,475,928 shares outstanding, respectively	1,081,030	1,074,106
Retained earnings	275,704	295,962
Accumulated other comprehensive loss	(26,809)	(25,363)
Treasury stock, 5,503,012 shares and 5,390,799 shares, respectively	(104,510)	(101,498)

Total shareholders’ equity	1,225,415	1,243,207

	$3,478,177	$2,529,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	November 30,
	2006	2005
Revenues	$1,273,926	$1,135,461
Cost of revenues	1,175,724	1,027,443

Gross profit	98,202	108,018
General and administrative expenses	63,192	54,321

Operating income	35,010	53,697
Interest expense	(3,527)	(3,393)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(4,589)	—
Interest income	2,038	1,747
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(30,595)	—
Amortization expense on put option related to Westinghouse	(5,763)	—
Amortization expense on commercial relationship agreement	(1,626)	—
Change in fair market value of embedded foreign currency derivative instrument	(6,700)	—
Other foreign currency transaction gains (losses), net	(3,499)	946
Other income (expense), net	81	(1,602)

	(54,180)	(2,302)
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(19,170)	51,395
Provision (benefit) for income taxes	(3,842)	17,904

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(15,328)	33,491
Minority interest	(3,543)	(1,477)
Earnings (losses) from unconsolidated entities, net of income taxes (Note 6)	(240)	1,138

Income (loss) from continuing operations	(19,111)	33,152
Loss from and impairment of discontinued operations, net of income taxes	(1,147)	(439)

Net (loss) income	$(20,258)	$32,713

Net (loss) income per common share:
Basic:
Income (loss) from continuing operations	$(0.25)	$0.42
Loss from and impairment of discontinued operations, net of income taxes	(0.01)	(0.01)

Net (loss) income	$(0.26)	$0.41

Diluted:
Income (loss) from continuing operations	$(0.25)	$0.42
Loss from and impairment of discontinued operations, net of income taxes	(0.01)	(0.01)

Net (loss) income	$(0.26)	$0.41

Weighted average shares outstanding:
Basic	79,434	78,090
Diluted:
Stock options	—	1,076
LYONs convertible debt	—	10
Restricted stock	—	281

Total	79,434	79,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(20,258)	$32,713
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization, excluding investment in Westinghouse segment’s amortization	8,976	7,996
Amortization of put option and customer relationship agreement (Westinghouse)	7,389	—
Change in fair value of embedded foreign currency derivative (Westinghouse)	6,700	—
Impairment of discontinued operations, net of taxes	883	320
Provision (benefit) for deferred income taxes	(8,871)	17,501
Stock-based compensation expense	4,002	3,092
Accretion of interest on discounted long-term debt	697	11
Amortization of deferred debt issue costs	627	199
Amortization of contract adjustments	(840)	(894)
Losses (earnings) from unconsolidated entities, net of tax	240	(1,138)
Foreign currency transaction (gains) losses, net	3,498	(946)
Foreign currency translation (gains) losses, net (Westinghouse)	30,595	—
Gain on sale of businesses, net	—	183
Minority interest	3,543	1,477
Distributions from unconsolidated entities	1,470	810
(Increase) decrease in receivables	107,022	(123,772)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	21,625	(208,906)
Increase (decrease) in accounts payable	(65,980)	148,332
Increase (decrease) in accrued liabilities	29,106	23,907
(Increase) decrease in inventories	(8,635)	9,948
(Increase) decrease in other current assets	25,648	4,946
(Increase) decrease in prepaid expenses	(9,516)	(5,810)
Other operating activities, net	(3,154)	(22,309)

Net cash provided by (used in) operating activities	134,767	(112,340)
Cash flows from investing activities:
Purchases of property and equipment	(8,891)	(10,265)
Investments in and advances to unconsolidated entities and joint ventures	(625)	(1,810)
Investment in Westinghouse	(619,658)	—
Investment in put option, less fair value of bifurcated embedded foreign currency derivative (Westinghouse)	(272,801)	—
Investment in embedded foreign currency derivative (Westinghouse)	(116,900)	—
Investment in customer relationship agreement (Westinghouse)	(76,961)	—
Distributions from unconsolidated entities	8	102
Proceeds from sale of property and equipment	820	476
Proceeds from sale of businesses, net	—	650
Purchase of business	(1,644)	—
Cash received from restricted and escrowed cash	2,299	75,211
Cash deposited into restricted and escrowed cash	(4,888)	(1,228)

Net cash provided by (used in) investing activities	(1,099,241)	63,136
(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	November 30,
	2006	2005
Cash flows from financing activities:
Repayment of debt and capital leases	$(966)	$(979)
Payments for financed insurance premiums	(2,672)	(2,424)
Return of capital to joint venture partner	—	(4,685)
Proceeds from debt and capital leases	—	430
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—
Deferred credit costs	(12,951)	(810)
Issuance of common stock	1,680	6,487
Tax benefits from exercises of stock options	1,598	378
Proceeds from revolving credit agreements	243,261	200,176
Repayments of revolving credit agreements	(338,779)	(155,810)

Net cash provided by financing activities	940,636	42,763

Effects of foreign exchange rate changes on cash	826	(142)

Net change in cash and cash equivalents	(23,012)	(6,583)
Cash and cash equivalents — beginning of year	154,837	56,779

Cash and cash equivalents — end of period	$131,825	$50,196

Non-cash investing and financing activities:
Issuance of restricted stock	$2,283	$45

Financed insurance premiums	$11,138	$7,483

Joint venture partner’s transfer of capital to us for payment of note	$—	$10,025

Interest rate swap contract on Japanese Yen-denominated bonds	$4,004	$—

Acquisition of businesses through issuance of debt	$7,067	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	November 30,
	2006	2005
Revenues
E&I	$375,826	$557,544
E&C	508,642	324,557
Maintenance	280,734	193,002
F&M	108,724	60,358

Total consolidated revenues	$1,273,926	$1,135,461

Intersegment revenues
E&I	$764	$427
E&C	4,802	80
Maintenance	4,288	3,253
F&M	490	12,073

Total intersegment revenues	$10,344	$15,833

Gross profit:
E&I	$28,945	$65,196
E&C	36,579	22,359
Maintenance	8,978	8,197
F&M	23,700	12,266

Total gross profit	$98,202	$108,018

Gross profit percentage:
E&I	7.7%	11.7%
E&C	7.2	6.9
Maintenance	3.2	4.2
F&M	21.8	20.3
Total gross profit percentage	7.7%	9.5%

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations
E&I	$8,866	$46,103
E&C	21,606	15,235
Maintenance	5,831	5,551
F&M	18,769	7,754
Investment in Westinghouse	(49,304)	—
Corporate items and eliminations	(24,938)	(23,248)

Total income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	$(19,170)	$51,395

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Unaudited)
(Dollars in Thousands)

	November 30,	August 31,
	2006	2006
Assets
E&I	$852,664	$894,161
E&C	726,225	713,173
Maintenance	118,660	111,008
F&M	371,363	359,702
Investment in Westinghouse	1,087,610	—
Corporate	1,009,078	1,090,332

Total segment assets	4,165,600	3,168,376
Elimination of investment in consolidated subsidiaries	(372,091)	(320,514)
Elimination of intercompany receivables	(284,106)	(285,519)
Income taxes not allocated to segments	(31,226)	(33,209)

Total consolidated assets	$3,478,177	$2,529,134

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed with the Securities and Exchange Commission (SEC) on October 31, 2006. The financial information contained in this report for the three month periods ended November 30, 2006 and 2005, was not audited by our independent auditors. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
The accompanying condensed consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) (Shaw), our consolidated subsidiaries, consolidated variable interest entities, and in some cases the proportionate share of our investments in joint ventures. The financial statements also include our investments in the acquisition companies that acquired BNFL USA Group Inc. and Westinghouse Electric UK Limited (collectively Westinghouse), and our acquisition of Gottlieb, Barnett & Bridges (GBB).
As previously announced in our Current Report on Form 8-K dated September 26, 2006, we are in the process of realigning our corporate structure. As of November 30, 2006, our Chief Executive Officer (the “Chief Operating Decision Maker” or “CODM”) continues to assess our performance based upon the operating segments existing at August 31, 2006. This will continue until new reporting is available and approved by the CODM and the segment leaders.
Investment in Westinghouse
On October 16, 2006, Shaw acquired a 20% interest in Westinghouse. See Note 2 for further discussion.
Due to the significance of the Westinghouse acquisition to Shaw’s financial statements, we were required to file a Current Report on Form 8-K with the SEC by January 3, 2007, including the audited financial statements of Westinghouse for the fiscal years ended March 31, 2006 and 2005. As a subsidiary of BNFL, Westinghouse maintained its accounting records under UK generally accepted accounting principles. Further, it did not obtain a separate audit of Westinghouse results for the periods required in our Current Report on Form 8-K. These factors have caused delays in obtaining the information and reports needed to timely file with the SEC. As of the date of this filing, we were in compliance with the covenants contained in our Credit Facility (see Note 8); however, due to delays in receiving the required Westinghouse audited financial statements, we did not file our amendment and supplement to Item 9.01 of our Current Report on Form 8-K initially filed on October 18, 2006, to include the historical financial statements of Westinghouse, and the unaudited pro forma financial information required pursuant to Article 11 of Regulation S-X. If we do not file the amended Current Report on Form 8-K by January 18, 2007, then we will be in violation of certain debt covenants of our Credit Facility, and will require a waiver under our Credit Facility. If a waiver cannot be obtained, we will be in default and will be subject to the events of default terms under our Credit Facility.
Acquisition of GBB
In September 2006, we also acquired the maritime engineering and design firm GBB for a cost of $10.3 million, of which $2.5 million has been paid at transaction closing and $7.8 million (including interest) is payable over the next three years. Based in Mobile, Alabama, GBB has maintained a maritime niche specialty in the design and procurement of container and bulk handling equipment and waterfront facilities for over fifty years. The group will further expand our marine infrastructure planning services and will position the company to provide a full range of design, engineering and project management services to domestic and international maritime clients. Subsequent to the transaction, the group will be known as Shaw GBB, LLC. The operations of GBB have been included in the condensed consolidated financial statements from date of acquisition.
Use of Estimates
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
Reclassifications
During fiscal 2006, we discontinued our Shaw Robotics Environmental Services, LLC business, part of our Maintenance segment. The impairment on the disposal of this business and the results of its operations are presented as discontinued operations in our condensed consolidated financial statements. Certain other reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation.
Note 2 — Acquisition of Westinghouse Investment and Related Agreements
On October 16, 2006, we acquired a) a 20% equity interest in Westinghouse, b) a commercial relationship agreement, c) an agreement to put our newly-acquired 20% equity interest in Westinghouse to Toshiba Corporation, which agreement includes d) an embedded foreign currency exchange derivative. We issued bonds on October 13, 2006, to provide financing for the acquisition of the Westinghouse equity interest. Each of the agreements and the Westinghouse equity interest are accounted for separately under the following accounting methodologies:
•	the 20% equity interest will be accounted for using the equity method of accounting.

•	the Commercial Relationship Agreement and Put Option will be amortized on a straight line basis over six years.

•	the Embedded Derivative will be marked-to-market.
Background
Investment in Westinghouse
On October 16, 2006, two newly-formed acquisition companies (the “Acquisition Companies”) owned and capitalized to a total of $5.4 billion provided 77% by Toshiba Corporation (“Toshiba”), 20% by Shaw (through its wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (“NEH”) and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (“IHI”) acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively “Westinghouse”) from British Nuclear Fuels plc (“BNFL”). Shaw obtained financing for its equity investment through the Japanese-market private placement, on October 13, 2006, of approximate $1.08 billion face value of Japanese Yen (“JPY”) — denominated bonds (the “Westinghouse Bonds”).
Shaw also paid cash of approximately $50.5 million and a promissory note of $2.5 million for the remaining acquisition price and fees related to the acquisition. The total price paid, including deferred financing costs related to the Westinghouse Bonds, was $1.102 billion.
Put Option Agreement
In connection and concurrent with the acquisition by Shaw of its investment in Westinghouse, Shaw entered into a JPY-denominated Put Option Agreement (the “Put Option”) that provides to Shaw an option to sell all or part of its 20% equity interest in Westinghouse to Toshiba for 97% of the original JPY-equivalent purchase price, approximately 124.68 billion JPY (the equivalent of approximately $1.04 billion at October 16, 2006 exchange rates). The Put Option is exercisable by Shaw only during the period from March 31, 2010 through March 15, 2013, (covenants with the owners of the Westinghouse Bonds require us to exercise the Put Option at least 160 days prior to March 15, 2013, if, by such date, the Westinghouse Bonds have not been repaid or earlier in the event of certain Toshiba credit events). The Put Option provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to Shaw (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds. The Put Option is bifurcated and contains an embedded foreign currency derivative instrument.
Embedded Foreign Currency Derivative Instrument
Since the Put Option exercise price is denominated in JPY, the Put Option contains an embedded foreign currency derivative instrument (the “Embedded Derivative”). Shaw will receive a fixed amount of JPY (approximately 124.68 billion JPY if we choose to put 100% of our ownership in Westinghouse to Toshiba) upon the exercise of the Put Option. This embedded derivative is being accounted for as a bifurcated instrument and separately considered as an acquired component of the investment in Westinghouse and the related agreements.
Commercial Relationship Agreement
In connection with the investment in Westinghouse and related agreements, we executed a Commercial Relationship Agreement (the “CRA”) which provides us with certain exclusive opportunities to participate in projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the CRA is six years and contains renewed provisions. Our opportunities to participate in projects sourced before exercise of the Put Option survives the termination of the CRA. If, upon our exercise of the Put Option, we put more than 5% of our equity interest in Westinghouse to Toshiba, the CRA is terminated.

Shareholder Agreement and Dividend Policy
On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholders agreements, the Acquisition Companies will distribute agreed percentages of the net income of Westinghouse to its shareholders as dividends, and the shares to be owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed (the “Dividend Policy”). The intent of the Dividend Policy is that we expect that approximately 80% of Westinghouse’s targeted earnings will be distributed as dividends for the six-year term of the Put Option. Our right to receive dividends for the first six years of our investment in Westinghouse survives the exercise or expiration of the Put Option.
Westinghouse Bonds
The Westinghouse Bonds were issued at a discount for net proceeds of $1.049 billion. The Westinghouse Bonds are non-recourse to Shaw and its subsidiaries, except NEH. The Westinghouse Bonds are secured by the assets of and 100% of our ownership in NEH, its shares in Westinghouse, the Put Option, a $36.8 million letter of credit (JPY-denominated) established by Shaw for the benefit of NEH related to principal on the Westinghouse Bonds (the Principal LC) and the letters of credit (JPY-denominated) for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). An Interest LC was issued in the amount of $115.9 million, which will automatically renew and remain outstanding until March 31, 2010, or until we exercise the Put Option. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. The initial Interest LC is approximately $115.9 million in the aggregate to cover interest until the beginning of the Put Option period. Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, Shaw is not required to provide any additional letters of credit or cash to or for the benefit of NEH.
Deferred financing costs associated with the Westinghouse Bonds of approximately $11.0 million and the original discount of $30.5 million are being amortized and accreted to interest expense over the term of the Westinghouse Bonds. Additional interest expense of $821,000 was recognized for the three-months ended November 30, 2006, reflecting combined amortization and accretion of these costs. We anticipate combined amortization and accretion of $6.6 million each year related to these agreements.
Summary of the Investment in Westinghouse and Related Agreements
The agreements described above reflect that we paid $1.091.4 billion for our investment in Westinghouse, and reflect that we paid no identifiable consideration to Toshiba for the Put Option or the Embedded Derivative and no separate, identifiable consideration to Westinghouse or Toshiba for the CRA.
We believe we would not have agreed to, nor been able to, complete the investment in Westinghouse without the Put Option, which provided the financial support for us to place the Westinghouse Bonds on a non-recourse basis, or the Dividend Policy, which allows us the opportunity to offset our interest payments on the Westinghouse Bonds with dividend income from the investment in Westinghouse. Additionally, we would not have entered into the agreements without the CRA. Further, it is unlikely that Shaw would have been able to place the Westinghouse Bonds without the Put Option as security.
Accounting for the Investment in Westinghouse and the Related Agreements
Shaw acquired the investment in Westinghouse, the Put Option, the Embedded Derivative and the CRA in a single transaction for an aggregate price. Therefore, the aggregate price has been allocated to the agreements based on the pro rata fair values as of the date of the transaction. Shaw obtained an independent valuation report providing valuations of the investment in Westinghouse, the Put Option, the Embedded Derivative and the CRA. The results of the valuations as of October 16, 2006, are as follows (in millions):

Investment in Westinghouse	$754.9
Put Option, excluding the Embedded Derivative	$272.8
Embedded Derivative	$116.9
CRA	$93.0

Total Valued Assets	$1,237.6

Our total cost, including related acquisition costs, but excluding deferred financing costs of approximately $11 million related to the Westinghouse Bonds for the agreements was approximately $1.091 billion. Therefore, based on the values in the independent valuation report, we believe we received more value (as the sum of the individual items acquired) than the acquisition price paid. GAAP provides that the total acquisition price be allocated to the items acquired on a pro rata basis (excluding the Put Option and the Embedded Derivative, which are recorded as financial assets), resulting in the following allocated purchase price (in millions):

Investment in Westinghouse	$624.7
Put Option, excluding the Embedded Derivative	$272.8
Embedded Derivative	$116.9
CRA	$77.0

Total Valued Assets	$1,091.4

The accounting for the investment in Westinghouse and the related agreements during the fiscal quarter ended November 30, 2006, resulted in a reduction in net income of $35.3 million.
Accounting for the Investment in Westinghouse
Our investment in Westinghouse requires use of the equity method of accounting and will be periodically assessed for impairment. We will recognize 20% of Westinghouse’s net income, less any income taxes we expect to incur. Dividends received from Westinghouse will reduce our investment in Westinghouse balance.
Accounting for the Put Option
We have reviewed certain accounting standards and theories to determine the potential and most appropriate alternatives to account for the Put Option. There is no specific accounting standard that is directly applicable to the Put Option, and several accounting models exist that could be supportable through analogies to other existing GAAP.
These financial statements have been prepared under a method which amortizes the allocated cost of the Put Option over its full six-year term. This method is acceptable under US GAAP. The Put Option can be exercised only for the period from 3.5 years to 6 years following its inception (as described above). We will recognize amortization using the straight-line method over the six-year term, resulting in amortization expense of approximately $45.5 million for each annual period. This accounting methodology reflects the assumption that we will not exercise the Put Option. We have not made a decision whether to exercise the Put Option, but we believe it is reasonably possible that the Put Option will be exercised. If we exercise the Put Option, such exercise may result in a gain representing the excess of the proceeds upon exercise of the Put Option (approximately 124.68 billion JPY, the equivalent of approximately $1.04 billion at October 16, 2006 exchange rates and $1.07 billion at November 30, 2006 exchange rates) over the remaining basis of the investment in Westinghouse balance and the related agreements at the time we exercise the Put Option.
Accounting for the Embedded Derivative
Shaw will receive JPY upon the exercise of the Put Option. Since the exercise price per share is a fixed amount of JPY, the Put Option contains an embedded derivative related to foreign currency exchange. We will recognize the foreign currency element of the Put Option as an embedded derivative instrument that is recorded at fair value based on the independent valuation report and recognize changes in the estimated fair value over the life of the Embedded Derivative as gains or losses in earnings. The total value of the Put Option, including the Embedded Derivative, is $389.7 million. The independent valuation report indicated that the incremental value of the Embedded Derivative was $116.9 million. We believe this incremental value of $116.9 million is the fair value of the Embedded Derivative and the remaining $272.8 million is the fair value of the Put Option. The Embedded Derivative is separated from the Put Option and marked-to-market with changes in the market value recorded in earnings.
Accounting for the CRA
We are accounting for the CRA as an intangible asset under GAAP. The CRA provides us with certain exclusive opportunities to participate in projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units, but does not ensure that we will realize the benefit of the expected backlog over a fifteen-year period for valuation purposes. The reporting periods which will reflect the benefits of the CRA are based upon the projected net cash flows resulting from the expected backlog generated for projects booked during the initial six-year term of the CRA. The total projected cash flows from the total expected backlog associated with the advanced passive AP 1000 nuclear reactor business booked in the initial six-year term are expected to be realized over a fifteen year period. The projected cash flows attributable solely to the CRA-generated backlog during the six-year term for valuation purposes are expected to be realized beginning in year four through the period ending in year fifteen. The CRA valuation of $77.0 million will be amortized using the straight-line method over a period of six years, resulting in amortization expense of approximately $12.8 million for each annual period, and will be periodically assessed for impairment.
Impacts of the Accounting Treatment Employed on Future Periods
In accordance with accounting standards generally accepted in the United States, the individual components of this transaction are accounted for separately by reflecting the multiple methods (mixed attribute models) of accounting, without giving effect to the other elements of the transaction. The multiple accounting methods used include:

1.	the equity method of accounting for an unconsolidated subsidiary (the investment in Westinghouse);
2.	historical cost, less straight-line amortization expense (the Put Option and the CRA);

3.	mark-to-market (i.e. fair value) (the Embedded Derivative); and
4.	historical cost denominated in a foreign currency JPY, as adjusted for changes in spot foreign currency rates as of each reporting date (the Westinghouse Bonds).
These multiple accounting methods do not reflect the substantial downside protection that the Put Option provides the Company. Specifically, the Put Option allows us to sell our investment in Westinghouse and terminate the CRA for 97% of the purchase price in JPY, which is expected to approximate the amount due on the Westinghouse Bonds. While we remain at risk for the 3% difference (equal to 4.299 billion JPY, $37.0 million at November 30, 2006 exchange rates), we have recognized a net pre-tax loss of $49.3 million ($35.3 million net of taxes) for the three months ended November 30, 2006. An additional approximately $342 million of amortization expense is scheduled to be recognized over the remaining 5.9 years, and losses or gains will be recognized on foreign exchange rate fluctuations on the Westinghouse Bonds and the Embedded Derivative. Additionally, if we allow the Put Option to expire unexercised there can be no assurance that we will be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.
The investment in Westinghouse is recorded at the allocated amount of $624.7 million and will be adjusted in future periods for our share of Westinghouse earnings and dividends paid. We expect, as a result of the Dividend Policy, that the investment in Westinghouse amount recorded could remain stable over the life of the Put Option. If we exercise the Put Option, such exercise may result in a gain representing the excess of the proceeds upon exercise of the Put Option ($1.044 billion) over the combined remaining unamortized cost basis of the Put Option and the CRA and the investment in Westinghouse balance at the time we exercise the Put Option.
Since Westinghouse is a significant investment and is limited in its activities, the CODM reviews the performance of the Investment in Westinghouse as a separate operating segment. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we expect to record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of Shaw’s current periods. Under this policy, we expect Westinghouse’s operations from the date of the acquisition through their calendar quarter ended December 31, 2006, a 75-day period, will be included in our February 28, 2007 interim quarterly financial statements. We expect future quarterly reports will include a full three months of Westinghouse operations reported two months in arrears.
Note 3 — Restricted and Escrowed Cash
As of November 30, 2006 and August 31, 2006, we had restricted and escrowed cash of $45.9 million and $43.4 million, respectively, which consisted of:
•	$38.4 million and $40.2 million, respectively, in connection with a power project with which we have joint authority with another party to the contract. The project was completed in 2006. We are involved in claims and disputes related to this project which has delayed release of amounts from this account. It is uncertain when these disputes will be resolved.

•	$1.1 million in each period related to deposits designated to fund remediation costs associated with a sold property.
Note 4 — Inventories, Accounts Receivable and Concentration of Credit Risk
Inventories
The major components of inventories were as follows (in thousands):

	November 30, 2006			August 31, 2006
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$46,950	$—	$46,950	$49,152	$—	$49,152
Raw Materials	648	52,594	53,242	891	42,830	43,721
Work In Process	445	9,346	9,791	328	8,136	8,464

	$48,043	$61,940	$109,983	$50,371	$50,966	$101,337

Accounts Receivable
Accounts receivable as of November 30, 2006 and August 31, 2006 were as follows (in thousands):

	November 30,	August 31,
	2006	2006
Trade accounts receivable, net	$524,737	$596,930
Unbilled accounts receivable	22,059	28,990
Retainage	86,754	115,000

Total accounts receivable, including retainage, net	$633,550	$740,920

Concentration of Credit — Government Contracting
The following table presents amounts due from government agencies or entities owned by the U.S. government, along with revenues related to governmental agencies and entities (in millions):

	November 30,	August 31,
	2006	2006
Amounts due from U.S. government	$127.7	$252.4

	Three Months Ended
	November 30,
	2006	2005
Revenues	$325.5	$508.2
The decrease in the amounts due from government agencies or entities owned by the U.S. Government is primarily due to the collection of amounts billed for disaster relief, emergency response and recovery services provided to FEMA and the U.S. Army Corps of Engineers. All trade receivables of $37.7 million as of November 30, 2006 due from FEMA were subsequently collected in December of 2006. There is only $8.7 million in receivables due from the U.S. Army Corps of Engineers related to disaster relief, emergency response and recovery services as of November 30, 2006, of which $2.5 million is retainage and all is expected to be collected within the fiscal year.
Costs and estimated earnings in excess of billings on uncompleted contracts include $182.6 million at November 30, 2006, and $267.1 at August 31, 2006 related to the U.S. Government agencies and entities. Approximately $34.0 million of this balance at November 30, 2006 is related to disaster relief, emergency response and recovery services, much of which was billed subsequent to November 30, 2006, and is expected to be collected in the second quarter of fiscal 2007.
Note 5 — Other Assets and Other Liabilities
Other Assets
The following table summarizes the balance of other assets (in thousands):

	November 30,	August 31,
	2006	2006
Power generation plant equipment and materials	$10,282	$10,746
LandBank assets	33,019	32,880
Intangible assets, other than contract (asset) adjustments, less accumulated amortization	30,221	31,108
Employee Receivables	80	102
Notes receivable	9,209	9,109
Deposits	3,102	2,902
Real estate option	12,183	12,183
Deferred acquisition costs	—	2,553
Deferred financing costs	6,227	4,693
Prepaid Bond	6,248	6,833
Other	3,676	3,294

Total other assets	$114,247	$116,403

Other Liabilities
The following table summarizes the balance of other liabilities (in thousands):

	November 30,	August 31,
	2006	2006
Pension plan accumulated benefit obligations	$23,284	$22,586
Deferred rental expense and lease obligations	3,981	3,839
LandBank environmental remediation liabilities	8,795	8,752
Other	4,769	4,485

Total other liabilities	$40,829	$39,662

Note 6 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
We invest in and make advances to unconsolidated entities, joint ventures, and limited partnerships. Each of these entities is recorded in the accompanying condensed consolidated financial statements based on the structure associated with the respective entity. These entities are accounted for as either VIEs as defined by FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” or as investments accounted for under the equity method.
Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, of the consolidated and unconsolidated VIEs, of which Shaw owns an interest (in thousands):

	November 30,	August 31,
	2006	2006
Primary Beneficiary:
Total assets	$99,069	$109,719
Total liabilities	84,163	101,952
Not Primary Beneficiary:
Total assets	$1,064,383	$1,016,283
Total liabilities	898,713	862,184
There have been no new or significant changes in the status of our VIEs since August 31, 2006.
Unconsolidated Entities (including VIEs), Joint Ventures and Limited Partnerships
The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships, which are accounted for under the equity method (in thousands):

	November 30,	August 31,
	2006	2006
Privatization entities	$22,440	$23,290
Other entities:
KB Home/Shaw Louisiana, LLC	7,788	8,708
Mississippi Space Services, LLC	5,045	6,006
Newberg Perini	3,122	1,899
Stone & Webster Fluor Daniels	2,504	2,562
Terra Vista Lakes, LLC	2,000	2,000
Infrastructure Services Los Alamos	2,100	1,765
Space Coast Launch Services	1,575	1,414
Other	1,557	1,323

Total investments	48,131	48,967

Long-term advances to and receivables from unconsolidated entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$51,212	$52,048

Earnings (losses) from unconsolidated entities, net of income taxes, are as follows (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Privatization entities	$339	$619
Other entities:
Mississippi Space Services, LLC	233	183
Shaw-YPC Piping (Nanjing) Co., Ltd.	(25)	(264)
KB Home/Shaw Louisiana LLC	(928)	—
Shaw Areva Mox Services, LLC	—	350
Other	141	250

Total earnings (losses) from unconsolidated entities, net of income taxes	$(240)	$1,138

We provided no equity contributions during the quarter ended November 30, 2006 related to our housing privatization joint ventures as compared to $1.1 million during the quarter ended November 30, 2005. As of November 30, 2006, we are scheduled to make additional equity contributions to our housing privatization joint ventures of $1.5 million for the remainder of fiscal 2007.
Note 7 — Goodwill and Other Intangible Assets
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2006 to November 30, 2006 (in thousands):

	E&I	E&C	Maintenance	F&M	Total
Balance at September 1, 2006	$186,878	$262,230	$42,027	$15,457	$506,592
Currency translation adjustment	—	619	—	225	844
Purchase of GBB	6,966	—	—	—	6,966

Balance at November 30, 2006	$193,844	$262,849	$42,027	$15,682	$514,402

As of November 30, 2006 and August 31, 2006, we had tax deductible goodwill of approximately $131.6 million and $147.8 million, respectively.
Other Intangible Assets
The gross carrying values and accumulated amortization of these amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2006	$44,710	$(15,200)	$2,752	$(1,154)
Adjustments	(40)	—	—	—
Amortization	—	(771)	—	(76)

Balance at November 30, 2006	$44,670	$(15,971)	$2,752	$(1,230)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments related to our proprietary technologies, patents, and trademarks (in thousands):

TOTAL
Remainder of 2007	$2,334
2008	3,064
2009	2,960
2010	2,802
2011	2,786
Thereafter	14,753

Total	$28,699

The following table presents the scheduled future annual amortization for our customer relationships, excluding the CRA (in thousands):

TOTAL
Remainder of 2007	$230
2008	307
2009	307
2010	307
2011	237
Thereafter	134

Total	$1,522

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
The following table presents the additions to and utilization of contract liability (asset) adjustments and accrued contract losses established in purchase accounting for the periods indicated (in thousands):

		Cost of
	September 1,	Revenues	November 30,
	2006	Increase/	2006
Three Months ended November 30, 2006	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(78)	$20	$(58)
Contract liability adjustments	3,361	(840)	2,521
Accrued contract losses	101	3	104

Total	$3,384	$(817)	$2,567

		Cost of
	September 1,	Revenues	November 30,
	2005	Increase/	2005
Three Months ended November 30, 2005	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(519)	$110	$(409)
Contract liability adjustments	6,936	(894)	6,042
Accrued contract losses	2,965	(1,138)	1,827

Total	$9,382	$(1,922)	$7,460

The changes in the contract liability (asset) adjustments and accrued contract losses for the three months ended November 30, 2006 and November 30, 2005, as presented above, represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.
Accrued contract losses not accrued in business combinations are included in billings in excess of cost and estimated earnings on uncompleted contracts and were $5.7 million and $7.7 million as of November 30, 2006 and August 31, 2006, respectively.

Note 8 — Long-term Debt and Revolving Lines of Credit
Long-term debt consisted of the following (in thousands):

	November 30,	August 31,
	2006	2006
10.75% Senior Notes	$15,072	$15,066
Notes payable of consolidated VIEs	11,123	11,674
Notes payable; 0% interest; due on January 10, 2009; principle only payments of approximately $2.5 million in 2007 and 2008; principle only payments of approximately $2.8 million in 2009	7,154	—
Other notes payable	2,797	300

Total debt	36,146	27,040
Less: current maturities	(5,806)	(2,456)

Total long-term portion of debt	$30,340	$24,584

The Westinghouse Bonds were issued by NEH (see Note 2) and are as follows (in thousands):

	November 30,	August 31,
	2006	2006
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$—
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.20% as of November 30, 2006)	653,125	—
Original Discount on Westinghouse Bonds	(30,535)	—
Accumulated Discount Accretion	603	—
Increase in net long-term debt due to foreign currency translation	30,542	—

Total long-term portion of debt	$1,080,610	$—

Interest Rate Swap
On October 16, 2006, NEH entered into an interest rate swap agreement in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we will make fixed interest payments at a rate of 2.398%, and we will receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 0.7%. As of November 30, 2006, the fair value of the swap totaled approximately $4.0 million and is included in non-current liabilities and accumulated other comprehensive loss in the accompanying balance sheet. There was no material ineffectiveness of the Company’s interest rate swap for the period ended November 30, 2006.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	November 30,	August 31,
	2006	2006
Credit facility	$53.0	$145.5
Credit facilities of consolidated VIEs	2.5	5.5

Total outstanding	55.5	151.0
Less: current maturities	(2.5)	(5.5)

Total long-term revolving lines of credit	$53.0	$145.5

Domestic Revolving Line of Credit
On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the investment in Westinghouse and to allow for an increase in the facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire credit facility, as amended, would be available for performance letters of credit. We also increased our sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007 and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010. Readers should refer to Note 9 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 filed with the Securities and Exchange Commission on October 31, 2006 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of November 30, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 9 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(277.1)
Less: outstanding financial letters of credit	(196.9)
Less: outstanding revolving credit loans	(53.0)

Remaining availability for performance letters of credit	$323.0

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$525.0
Less: outstanding financial letters of credit	(196.9)
Less: outstanding revolving credit loans	(53.0)

Remaining availability for financial letters of credit and revolving credit loans	$275.1

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($850.0 million as of November 30, 2006) less outstanding performance letters of credit or the portion of the Credit Facility ($525.0 million as of November 30, 2006) available for financial letters of credit and revolving credit loans. The Credit Facility is also subject to a borrowing base calculation as mentioned above.
The Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2007, we have and we expect we will continue to periodically borrow under our Credit Facility for our working capital needs and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On November 30, 2006, the interest rate on the Credit Facility was 8.50% with a weighted-average interest rate of 7.59% for the first quarter of fiscal 2007. As of November 30, 2006, we had outstanding letters of credit of approximately $474.0 million under our Credit Facility as compared to $319.1 million as of August 31, 2006. The total amount of fees associated with these letters of credit for the Credit Facility was approximately $1.8 million for the three months ended November 30, 2006 compared to $1.0 million for the three months ended November 30, 2005.
As addressed more fully in Note 1, we were required to file a Current Report on Form 8-K with the SEC by January 3, 2007, including certain financial statements of Westinghouse. We have experienced delays in obtaining the information and reports needed to timely file with the SEC. As a result, we did not file the required Current Report on Form 8-K. If we do not file the amended Current Report on Form 8-K by January 18, 2007, then we will be in violation of certain debt covenants of the Credit Facility, and will require a waiver under the Credit Facility. If a waiver cannot be obtained, we will be in default and will be subject to the events of default terms under the Credit Facility.
Foreign Revolving Lines of Credit
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	November 30,	August 31,
	2006	2006
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,828	$6,654
Outstanding:
Letters of credit	2,646	4,072
Short-term revolving lines of credit	25	17

	2,671	4,089

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$4,157	$2,565

Weighted-average interest rate	7.00%	6.75%

As of November 30, 2006, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $2.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.7% to 7.9% as of November 30, 2006. We also have a 50% guarantee related to this credit facility. As of August 31, 2006, this VIE had borrowings under the short-term revolving line of credit and term loan of $5.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.7% to 8.0% as of August 31, 2006.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million uncommitted, unsecured standby letter of credit facility with a bank. On July 6, 2006, this standby letter of credit facility increased to $32.0 million. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of November 30, 2006 and August 31, 2006, there were $4.7 million of outstanding letters of credit under this facility.
For the three months ended November 30, 2006, we recognized $0.3 million of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes and our Credit Facility, as compared to $0.2 million for the three months ended November 30, 2005. As of November 30, 2006, unamortized deferred financing fees related to the Senior Notes and our Credit Facility were approximately $6.2 million and unamortized deferred financing fees related to our long-term debt were approximately $4.7 million as of August 31, 2006.
Note 9 — Income Taxes
The components of our deferred tax position are as follows (in thousands):

	November 30,	August 31,
	2006	2006
Assets:
Deferred tax assets	$166,514	$151,593
Less: valuation allowance	(18,081)	(13,170)

Total assets	148,433	138,423

Liabilities:
Deferred tax liabilities	(73,539)	(74,002)

Net deferred tax assets	$74,894	$64,421

Our effective tax rate for the three months ended November 30, 2006 and 2005 was 20.0% and 35.5%, respectively. The effective tax rate at which we were able to provide income tax benefits related to our net loss for the period decreased in the current period primarily as a result of the Westinghouse acquisition and its impact on unrealized foreign exchange losses and on the deferred tax asset valuation allowance. We recorded $4.9 million increase in the valuation allowance in the quarter ended November 30, 2006, associated with the amortization expense of the Put Option and the unrealized loss on the Embedded Derivative. The associated deferred tax asset on the Put Option (including the Embedded Derivative) is characterized as a capital loss for tax purposes, and because we do not believe we will generate sufficient capital gains to the capital losses at this time, we have recorded a valuation allowance.
We anticipate greater volatility in our effective tax rate during fiscal 2007 as a result of the Westinghouse acquisition. The volatility relates to the unpredictability of unrealized foreign exchange gains and losses on a quarterly basis, as well as the unrealized gain or loss on the Embedded Derivative related to the foreign currency exchange in the Put Option. Due to its uncertainty, we characterize the foreign exchange impacts as discrete items based on its fair value impact in the applicable period.
Note 10 — Share-Based Compensation
We have various types of stock-based compensation plans. These plans are administered by our compensation committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 12 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for additional information related to these stock-based compensation plans.
Effective September 1, 2005 and using the modified-prospective approach, we account for share-based compensation using the fair value recognition provisions of SFAS 123(R).

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended
	November 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	42%	48%
Risk-free interest rate	4.8%	4.5%
Weighted-average expected life of options (in years)	6.4	6.9
Weighted-average grant-date fair value	$12.84	$14.17
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.
Net cash proceeds from the exercise of stock options were $1.7 million and $6.5 million for the three months ended November 30, 2006 and November 30, 2005. The actual income tax benefit realized from stock option exercises is $0.4 million and $1.5 million for the same period.
At November 30, 2006, there was $22.7 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 3.2 years.
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed consolidated statements of operations related to these stock option grants for the periods indicated below (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Stock Option Compensation expense	$1,882	$2,069

The following table represents stock option activity for the three months ended November 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contract
	Shares	Exercise Price	Life
Outstanding options at beginning of period	5,237,880	$16.80
Granted	881,686	26.69
Exercised	(97,087)	27.64
Forfeited	(264,490)	14.44

Outstanding options at end of period	5,757,989	$18.24	6.45

Outstanding exercisable options at end of period	3,702,009	$16.72	5.08

Shares available for future stock option grants to employees and directors under existing plans were 2,548,171 and 59,123 respectively, at November 30, 2006. At November 30, 2006 the aggregate intrinsic value of options outstanding was $46.6 million, and the aggregate intrinsic value of options exercisable was $35.6 million. Total intrinsic value of options exercised was $0.8 million for the three months ended November 30, 2006.

The following table summarizes our non-vested stock option activity for the three months ended November 30, 2006:

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value
Non-vested stock options at beginning of period	2,141,146	$10.42
Granted	881,686	12.83
Vested	(753,509)	9.27
Forfeited	(213,343)	12.30

Non-vested stock options at end of period	2,055,980	$11.68

Restricted Stock
The plans, described in Note 12 of our consolidated financial statements in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 31, 2006, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to four years).
The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period. As of November 30, 2006, we have unearned stock-based compensation of $24.6 million associated with these awards which will be recognized over a weighted average period of 2.0 years.
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed consolidated statements of operations related to these restricted stock grants for the periods indicated below (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Restricted Stock Compensation expense	$2,283	$1,023

The following table represents the shares that were granted and outstanding as of November 30, 2006 and August 31, 2006:

	November 30,	August 31,
	2006	2006
Restricted stock:
Granted	409,491	476,954
Outstanding	1,122,571	1,238,048
Note 11 — Contingencies and Commitments
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following matters:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We often attempt to limit our exposure under these penalty provisions or liquidated damage claims to the contractual fee related to the work; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are considered in determining the gross profit on certain contracts subject to negotiation with these parties and/or subject to litigation (see Note 16 of our consolidated financial statements).
Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At November 30, 2006 and August 31, 2006, the amount of both outstanding financial and performance letters of credit (including foreign and domestic) were approximately $481.4 million and $323.2 million, respectively. Of the amount of outstanding letters of credit at November 30, 2006, $277.1 million are issued to customers in connection with contracts (performance letters of credit). Of the $277.1 million, five customers held $199.1 million or 72% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit as of November 30, 2006.
During fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of November 30, 2006, the maximum exposure amount has decreased to $48.6 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this obligation. During the fourth quarter of fiscal 2006, our commitment of $6.0 million under the guarantee was reduced to $4.4 million by net proceeds from the sale of one of the properties applied against the total commitment. As of November 30, 2006, we have recorded a liability and corresponding asset of $0.4 million related to this guarantee.
SEC Inquiry
On June 1, 2004, we were notified by the staff of the Securities and Exchange Commission, or SEC, that the staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the initial requests for information we received appear to primarily relate to the purchase method of accounting for various acquisitions. We have been cooperating with the SEC, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for acquisitions. Subsequent to an internal review which led to the restatement of our financial statements for the second quarter of 2006, as reflected in a press release we announced on July 10, 2006, with a Current Report on Form 8-K, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture.
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
We, and certain of our officers, have been named in a purported class action lawsuit alleging violations of federal securities laws. This suit is entitled City of Brockton Retirement System v. The Shaw Group Inc, et al and was filed October 10, 2006, in the United States District Court for the Southern District of New York, Case No. 06CV8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities and Exchange Act of 1934 on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that (i) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal 2006, and (ii) in the second quarter of 2006, materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought.
Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with generally accepted accounting principles (GAAP) based on the information we had at the time and that none of our public press releases or public filings contained material misrepresentations or omissions based on the information we had at the time. Accordingly, we intend to defend the Company and our directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.
See Note 16 of our consolidated financial statements for information related to our claims on major projects.
Environmental Liabilities
During fiscal 2005, we identified environmental remediation that is required at one of our fabrication facilities. The estimated liability was $0.8 million as of November 30, 2006 and August 31, 2006 and is reflected in the accompanying consolidated financial statements. This remediation effort is projected to be completed in fiscal 2007.
LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $33.0 million of such real estate assets recorded in other assets on the accompanying balance sheets at November 30, 2006 as compared to $32.9 million at August 31, 2006. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.
As of November 30, 2006 and August 31, 2006, we had $8.8 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets.
Employment Contracts
We and Mr. Bernhard are parties to an employment agreement effective as of April 10, 2001. Pursuant to the terms of the agreement, Mr. Bernhard agreed to serve as our Chairman, President and Chief Executive Officer. The Board and Mr. Bernhard have agreed to amend Mr. Bernhard’s agreement to reduce the term from 10 to three years. Although we expected that the amendment would be reduced to writing by the end of December 2006, the terms and conditions of the amendment continue to be negotiated. The amended agreement is expected to automatically renew each day for three years so that on any given day, the remaining term of the agreement is three years; and we or Mr. Bernhard may give notice at any time that the agreement will not be further renewed and that after the date fixed in the notice, the term of the agreement will expire in three years. The agreement provides that Mr. Bernhard will, among other things: (a) receive an annual base salary which may be increased by the Board of Directors (Mr. Bernhard’s base salary for fiscal year 2006 was $1,448,000, and was subsequently increased to $1,600,000 during fiscal year 2007); (b) receive bonus awards under any bonus program established by us or, in the absence of a bonus program, bonus awards as may be as determined by us; (c) be included in all of our plans and programs that are made available to our employees generally, including health, dental, disability, 401(k) and life insurance plans, vacations and holidays; and (d) receive other benefits in addition to those made available to our management, including a country club membership, an automobile and a mid-size jet aircraft for his personal use and benefit.
Under the proposed agreement, in the event that Mr. Bernhard resigns for Good Reason (as defined in his agreement to include, among other things, a Change of Control of us, as defined therein), or is discharged by us for reasons other than his Misconduct (as defined therein) or disability, we are obligated to pay Mr. Bernhard, in a lump sum, his base salary in effect immediately prior to termination plus the highest bonus paid by us during the three years prior to termination multiplied by the number of years remaining in the term of the agreement, which, unless prior notice had been properly given, is expected to be three years under the amended agreement. Based on Mr. Bernhard’s present salary of $1,600,000 and his highest bonus in the preceding three years of $1,206,000, in the event of a separation as described above, Mr. Bernhard would be entitled to receive a lump sum payment from us, of approximately $8,418,000, based on the agreement as amended in accordance with our expectations. In the event we are unable to agree on acceptable terms and conditions, the amount Mr. Bernhard is entitled to receive in a lump sum payment from us under the current ten year agreement is approximately $36.0 million.
Mr. Bernhard has agreed not to compete with us, for a two-year period (based on the agreement as amended in accordance with our expectations) following termination of employment, and in consideration for this agreement, we have agreed upon his termination to pay Mr. Bernhard a lump sum amount of $15,000,000 plus interest earned while the funds are held in a trust fund. Upon a Change of Control of us, the entire $15,000,000 plus interest non-compete payment becomes immediately due and payable. We previously set aside $15,000,000 to fund the potential non-compete payment. As of November 30, 2006, the amount due to Mr. Bernhard in association with this non-compete agreement, including interest earned, was $16,722,278. These funds are also payable to Mr. Bernhard upon his separation from us for any reason or upon change of control.
Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Stock options	1,625	663
Restricted Stock	294	—
Note 13 — Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Net (loss) income	$(20,258)	$32,713
Foreign currency translation adjustments:
Unrealized translation adjustment (losses), net	(18)	(1,705)
Interest rate swap contract on JPY-denominated bonds	(4,004)
Change in unrealized net gains (losses) on hedging activities, net of taxes	—	37

Total comprehensive income	$(24,280)	$31,045

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Mexican peso, Australian and Canadian dollars and the Euro.
On October 16, 2006, NEH entered into an interest rate swap agreement in the aggregate notional amount of 78 billion JPY (see note 8 for further discussion).
Note 14 — Pension and Other Post Retirement Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we have sponsored (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Service cost	$1,349	$714
Interest cost	1,266	1,692
Expected return on plan assets	(1,923)	(1,678)
Amortization of net loss	609	735
Other	9	9

Total net periodic benefit cost	$1,310	$1,472

The total net periodic benefit cost related to other benefits for the three months ended November 30, 2006 and 2005 were not material. We expect to contribute $7.4 million to our pension plans in fiscal 2007. For the three months ended November 30, 2006, $1.7 million in contributions had been made.
Note 15 — Related Party Transactions
During fiscal years 2006 and 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. For the quarter ended November 30, 2006, amounts paid to these companies were approximately $1.1 million and amounts due to the companies totaled approximately $1.4 million. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
Note 16 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Profit recognition on claims is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs in excess and estimated earnings and billings on uncompleted contracts on the accompanying consolidated balance sheets.
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
Unapproved Change Orders and Claims
The table below summarizes information related to our significant unapproved change orders and claims, excluding those discussed above, that we have recorded as of November 30, 2006 and excludes all unrecorded amounts and individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues (or reduction to contract costs) is as follows (in millions):

November 30, 2006
Amounts included in project estimates-at-completion at August 31, 2006	$90.5
Change in estimate-at—complete	(1.3)
Approved by customer	(16.2)
Increase in unapproved change orders and claims	12.1

Amounts included in project estimates-at-completion at November 30, 2006	$85.1

Amounts accrued in revenues (or reductions to contract costs) at November 30, 2006	$76.6

The difference between the amounts included in project estimates-at-completion (“EAC”) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts relates to forecasted costs which have not yet been incurred (i.e. remaining percentage-of-completion revenue recognition on the related project).
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
Prior to February of 2006, our estimates of these performance guarantees were recorded as a substantial contractual liability until the related project became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees allows us to make more accurate estimates of the potential liability and, in certain circumstances, revise our recorded performance liability amount below the maximum performance liability. For the fiscal year ended August 31, 2006, we recorded gross profit of $5.1 million due to changes in estimates for performance guarantees below the maximum liability. Our total estimated performance liability remaining as of November 30, 2006, is $15.7 million.
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
Note 17 — Assets Held for Sale
Assets Held for Sale
The following table presents the assets that were classified as assets held for sale (in thousands), which are recorded in other current assets in the accompanying condensed consolidated balance sheets.

	November 30,	August 31,
	2006	2006
Fabrication facilities in the United States (F&M segment)	$2,964	$2,964
Equipment and inventory in the United States (Maintenance segment)	1,050	2,266

Total assets held for sale	$4,014	$5,230

The carrying value of our assets held for sale reflects the lower of our depreciated cost basis or estimated fair value after consideration of selling costs.
Note 18 — New Accounting Pronouncements
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
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 requires a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for our fiscal year beginning September 1, 2007. We are currently evaluating the impact of FIN 48 on our results of operations, financial position and cash flows.
In June 2006 the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our consolidated financial statements.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2007. The adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations or cash flows.
Note 19 — Unaudited Condensed Consolidating Financial Information
The following presents unaudited condensed consolidating financial information with respect to our financial position as of November 30, 2006 and August 31, 2006, the results of our operations for the three months ended November 30, 2006 and 2005 and our cash flows for the three months ended November 30, 2006 and 2005.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of November 30, 2006
Current assets	$482,971	$792,744	$291,953	$(33,430)	$1,534,238
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	841,053	167,286	630,245	(962,661)	675,923
Property and equipment, net	28,338	116,344	31,297	—	175,979
Other assets	23,966	567,164	517,628	(16,721)	1,092,037

Total Assets	$1,376,568	$1,647,653	$1,471,994	$(1,018,038)	$3,478,177

Current liabilities	$74,806	$754,469	$216,674	$(33,430)	$1,012,519
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term revolving line of credit	53,000	—	—	—	53,000
Long-term debt and capital leases	18,019	6,379	1,089,559	—	1,113,957
Other non-current liabilities	5,328	43,151	24,660	(16,721)	56,418
Minority interest	—	—	—	16,868	16,868
Shareholders’ Equity	1,225,415	842,782	136,747	(979,529)	1,225,415

Total Liabilities & Shareholders’ Equity	$1,376,568	$1,647,653	$1,471,994	$(1,018,038)	$3,478,177

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2006
Current assets	$607,978	$829,683	$275,250	$(34,251)	$1,678,660
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	810,482	153,500	5,597	(917,531)	52,048
Property and equipment, net	29,809	114,180	31,442	—	175,431
Other assets	26,753	568,500	36,257	(8,515)	622,995

Total Assets	$1,475,262	$1,669,978	$349,417	$(965,523)	$2,529,134

Current liabilities	$64,926	$792,929	$217,055	$(34,251)	$1,040,659
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term revolving line of credit	145,517	—	—	—	145,517
Long-term debt and capital leases	16,521	1,977	9,519	—	28,017
Other non-current liabilities	5,091	39,130	22,620	(8,515)	58,326
Minority interest	—	—	—	13,408	13,408
Shareholders’ Equity	1,243,207	835,070	95,869	(930,939)	1,243,207

Total Liabilities & Shareholders’ Equity	$1,475,262	$1,669,978	$349,417	$(965,523)	$2,529,134

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended November 30, 2006
Revenues	$—	$1,033,232	$254,914	$(14,220)	$1,273,926
Cost of revenues	—	956,322	233,530	(14,128)	1,175,724

Gross profit	—	76,910	21,384	(92)	98,202
General and administrative expenses	22,095	38,632	2,587	(122)	63,192

Operating income (loss)	(22,095)	38,278	18,797	30	35,010
Other income (expense)	22,095	(22,823)	(53,422)	(30)	(54,180)
Equity in earnings (losses) of subsidiaries	(20,258)	8,412	—	11,846	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(20,258)	23,867	(34,625)	11,846	(19,170)
Provision (benefit) for income taxes	—	13,766	(17,608)	—	(3,842)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(20,258)	10,101	(17,017)	11,846	(15,328)
Minority interest	—	—	—	(3,543)	(3,543)
Earnings (losses) from unconsolidated entities, net of income taxes	—	(215)	(25)	—	(240)

Income (loss) from continuing operations	(20,258)	9,886	(17,042)	8,303	(19,111)
Loss from and impairment of discontinued operations, net of income taxes	—	(112)	(1,035)	—	(1,147)

Net income (loss)	$(20,258)	$9,774	$(18,077)	$8,303	$(20,258)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended November 30, 2005
Revenues	$—	$1,096,085	$47,868	$(8,492)	$1,135,461
Cost of revenues	—	988,004	47,887	(8,448)	1,027,443

Gross profit	—	108,081	(19)	(44)	108,018
General and administrative expenses	20,094	31,762	2,555	(90)	54,321

Operating income (loss)	(20,094)	76,319	(2,574)	46	53,697
Other income (expense)	20,094	(21,545)	(805)	(46)	(2,302)
Equity in earnings (losses) of subsidiaries	32,713	(6,232)	—	(26,481)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	32,713	48,542	(3,379)	(26,481)	51,395
Provision (benefit) for income taxes	—	17,553	351	—	17,904

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	32,713	30,989	(3,730)	(26,481)	33,491
Minority interest	—	—	—	(1,477)	(1,477)
Earnings (losses) from unconsolidated entities, net of income taxes	—	1,400	(262)	—	1,138

Income (loss) from continuing operations	32,713	32,389	(3,992)	(27,958)	33,152
Loss from discontinued operations, net of income taxes	—	(320)	(166)	47	(439)

Net income (loss)	$32,713	$32,069	$(4,158)	$(27,911)	$32,713

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Three Months Ended November 30, 2006
Net cash provided by (used in) operating activities	$9,628	$111,026	$14,113	$—	$134,767
Net cash provided by (used in) investing activities	(50,007)	(7,216)	(1,042,018)	—	(1,099,241)
Net cash provided by (used in) financing activities	23,073	(116,914)	1,034,477	—	940,636
Effects of foreign exchange rate changes on cash	—	—	826	—	826

Net decrease in cash and cash equivalents	(17,306)	(13,104)	7,398	—	(23,012)
Cash and cash equivalents — beginning of period	20,842	27,155	106,840	—	154,837

Cash and cash equivalents — end of period	$3,536	$14,051	$114,238	$—	$131,825

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Three Months Ended November 30, 2005
Net cash provided by (used in) operating activities	$27,989	$(115,260)	$(25,069)	$—	$(112,340)
Net cash provided by (used in) investing activities	(1,234)	66,330	(1,960)	—	63,136
Net cash (used in) provided by financing activities	(27,422)	47,157	23,028	—	42,763
Effects of foreign exchange rate changes on cash	—	—	(142)	—	(142)

Net decrease in cash and cash equivalents	(667)	(1,773)	(4,143)	—	(6,583)
Cash and cash equivalents — beginning of period	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of period	$203	$21,197	$28,796	$—	$50,196

PART I — FINANCIAL INFORMATION
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of November 30, 2006, and the results of their operations for the three months ended November 30, 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 filed with the Securities and Exchange on October 31, 2006.
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	risks related to our investment in Westinghouse;

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the SEC and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector clients that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	market prices of our equity securities have changed significantly and could change further;

•	recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation

•	unavoidable delays due to weather conditions;

•	closing of any U.S. military bases related to our privatization interests; and

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 31, 2006, as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
Recent Developments
Westinghouse / Shaw Consortium Selected for China Nuclear New Build Program
In early 2005, Shaw joined with Westinghouse Electric Company LLC (Westinghouse) in a consortium proposing four new advanced passive AP1000 reactors in the People’s Republic of China. Over the past 18 months, we have participated in numerous meetings with the State Nuclear Power Technology Corporation (SNPTC) to negotiate and clarify our scope of supply for these projects. Our efforts have been successful and the advanced passive AP1000 technology has been selected over rival technologies. The consortium now looks forward to final contract negotiations with SNPTC and expects a framework agreement in early calendar 2007 and a final contract in the first half of calendar 2007.
We expect Shaw’s scope for the projects to involve the detailed design of several nuclear island functional buildings, approximately 30 systems and various equipment and critical commodity designs as well as selected procurement and commissioning support. We also expect our efforts to include design localization and coordination with a Chinese Design Institute. An important component of this project includes the design and implementation of a global Information Management System to support the completion of the four units for which our technology has already been selected. Shaw’s Nuclear and IT Departments are working together closely to bring about the success of this portion of the project. In addition, Shaw will lead a joint Consortium and Chinese organization that will support the nuclear island project management.
China is the world’s most populated country and their energy demands far exceed their current supply. Presently, approximately 75% of China’s energy is generated by coal and only 2% is nuclear generated. China currently operates 10 nuclear units, is constructing 5 others, and has plans to double its nuclear capacity by the year 2020 with more than 25 new nuclear plants. In support of our increased involvement in the China nuclear market, Shaw initiated a Memorandum of Understanding with the Shanghai Nuclear Energy Research and Development Institute (SNERDI) in July 2006. Shaw has also put in place a Memorandum of Understanding with China Power Investment Corporation (CPI) for collaboration on nuclear services.
Westinghouse technology is the basis for nearly 60% of the world’s nuclear power generation. Recently, Shaw acquired a 20% equity interest in Westinghouse. We believe Westinghouse’s advanced passive AP1000 technology is the foremost Generation III advanced reactor available today. The advanced passive AP1000 exhibits improved safety owing to its passive design features and through the extensive use of modularization. This design also reduces construction schedules and labor requirements.
The Westinghouse technology has been selected as the technology for at least 12 of the proposed new reactors being considered for U.S. domestic nuclear expansion on which both Shaw and Westinghouse are collaborating. In the U.S., plans for over twenty nuclear plants have been developed and we believe these facilities could be operational before the year 2020. Additionally, India has just announced its plans to develop nuclear power as a component of its future energy infrastructure, with at least seven nuclear projects in development. As a total nuclear services provider, these new build projects present tremendous opportunity for our EPC, pipe fabrication and manufacturing, and nuclear maintenance capabilities.
Status of Current Reports with the Securities and Exchange Commission
Due to the significance of the Westinghouse acquisition to Shaw’s financial statements, we were required to file a Current Report on Form 8-K with the SEC by January 3, 2007, including the audited financial statements of Westinghouse for the fiscal years ended March 31, 2006 and 2005. As a subsidiary of BNFL, Westinghouse maintained its accounting records under UK generally accepted accounting principles. Further, it did not obtain a separate audit of Westinghouse results for the periods required in our Current Report on Form 8-K. These factors have caused delays in obtaining the information and reports needed to timely file with the SEC. As of the date of this filing, we were in compliance with the covenants contained in our Credit Facility (see Note 8); however, due to delays in receiving the required Westinghouse audited financial statements, we did not file our amendment and supplement to Item 9.01 of our Current Report on Form 8-K initially filed on October 18, 2006, to include the historical financial statements of Westinghouse, and the unaudited pro forma financial information required pursuant to Article 11 of Regulation S-X. If we do not file the amended Current Report on Form 8-K by January 18, 2007, then we will be in violation of certain debt covenants of the Credit Facility, and will require a waiver under our Credit Facility. If a waiver cannot be obtained, we will be in default and will be subject to the events of default terms under the Credit Facility.

Federal Contracting
Federal funding for projects, awards of new projects and contracts and the solicitation of new proposals have all been significantly constrained by the uncertainty created while the United States Congress works to pass 9 of 11 spending appropriation bills needed to fund federal programs during fiscal year 2007. Until resolved, funding for existing programs comes through passage of temporary extension measures, or continuing resolutions that allow current programs to operate for several weeks at a time and freezes spending at previous year levels or less. Decisions driving new federal project opportunities will continue to be delayed until the remaining appropriation bills are enacted.
2006 Gulf Coast Hurricane Season
The 2006 hurricane season in the gulf coast was one of the quietest seasons on record with no hurricane making landfall in the region. This experience contrasts with that of 2005 when the gulf coast experienced heavy hurricane damage, the response to which Shaw participated extensively. This contrast is reflected in the comparative first quarter financial results of our E&I business, where the disaster relief, emergency response and recovery services efforts are recorded.
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
Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000, the IT Group transaction in fiscal 2002, and the Westinghouse acquisition completed in October, 2006. Our fiscal 2006 revenues were approximately $4.8 billion and our backlog at November 30, 2006 was approximately $9.5 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 21,000 people.
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
Critical Accounting Policies
Item 7, included in Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.
Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. In addition to that discussion, the following addresses selected key critical accounting policies that are new in this Current Report on Form 10-Q.
See Note 2 of the condensed consolidated financial statements for the detailed discussion of the acquisition of the Westinghouse investment and related agreements which includes discussion of the accounting methods used and the impact on our financial statements for the period. The separate accounting treatments for the investment in Westinghouse and each of the related agreements results in impacts to earnings that are different from what we would expect if we were to account for the agreements and the Westinghouse investment on a combined basis. The separate accounting treatments result in GAAP earnings that are lower than those that would otherwise have been reported.
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as the results of our operations for the first quarter of fiscal 2007 to the comparative fiscal 2006 period by excluding the impact of the Westinghouse segment from the consolidated financial statements, which is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of the results of our operations for the first quarter of fiscal 2007 to the comparative fiscal 2006 period by excluding the impact of the Investment in Westinghouse segment from the consolidated financial statement is intended to supplement investors’ understanding of our operating performance. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with GAAP.
We believe that the results of our operations for the first quarter of fiscal 2007 to the comparative fiscal 2006 period by excluding the impact of the Westinghouse investment and related agreements from the consolidated financial statements is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest, amortization expense, taxes, and foreign currency translations. The table below (in thousands) “Combining Comparative Statements of Operations, Excluding The

Impact of the Westinghouse Acquisition” provides a reconciliation of the comparative fiscal 2007 period excluding the impact of the Investment in Westinghouse segment from the condensed consolidated financial statements to the same period condensed consolidated financial statements under GAAP. See Note 2 of the condensed consolidated financial statements for the detailed discussion of the acquisition of the Westinghouse investment and related agreements.

				Three Months Ended
	Three Months Ended November 30, 2006			November 30, 2005
			Shaw excluding
		Investment in	Investment in
	Shaw	Westinghouse	Westinghouse
	Consolidated	Segment	Segment	Shaw Consolidated

Revenues	$1,273,926	$—	$1,273,926	$1,135,461
Cost of revenues	1,175,724	—	1,175,724	1,027,443

Gross profit	98,202	—	98,202	108,018
General and administrative expenses	63,192	31	63,161	54,321

Operating income (loss)	35,010	(31)	35,041	53,697
Interest expense	(3,527)	—	(3,527)	(3,393)
Interest expense on JPY- denominated bonds including accretion and amortization	(4,589)	(4,589)	—	—
Interest income	2,038	—	2,038	1,747
Foreign currency translation gains (losses) on JPY-denominated bonds, net	(30,595)	(30,595)	—	—
Amortization expense on put option related to Westinghouse	(5,763)	(5,763)	—	—
Amortization expense on commercial relationship agreement	(1,626)	(1,626)	—	—
Change in fair market value of embedded foreign currency derivative instrument	(6,700)	(6,700)	—	—
Other foreign currency transaction gains (losses), net	(3,499)	—	(3,499)	946
Other income (expense), net	81	—	81	(1,602)

	(54,180)	(49,273)	(4,907)	(2,302)
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(19,170)	(49,304)	30,134	51,395
Provision (benefit) for income taxes	(3,842)	(14,002)	10,160	17,904

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(15,328)	(35,302)	19,974	33,491
Minority interest	(3,543)	—	(3,543)	(1,477)
Earnings (losses) from unconsolidated entities, net of income taxes	(240)	—	(240)	1,138

Income (loss) from continuing operations	(19,111)	(35,302)	16,191	33,152
Loss from and impairment of discontinued operations, net of income taxes	(1,147)	—	(1,147)	(439)

Net income (loss)	$(20,258)	$(35,302)	$15,044	$32,713

Net (loss) income per share:
BASIC:
Income (loss) from continuing operations	$(0.25)	$(0.44)	$0.20	$0.42
Loss from and impairment of discontinued operations, net of income taxes	(0.01)	—	(0.01)	(0.01)

Net (loss) income	$(0.26)	$(0.44)	$0.19	$0.41

DILUTED:
Income (loss) from continuing operations	$(0.25)	$(0.44)	$0.20	$0.42
Loss from and impairment of discontinued operations, net of income taxes	(0.01)	—	(0.01)	(0.01)

Net (loss) income	$(0.26)	$(0.44)	$0.19	$0.41

Weighted average shares outstanding:
Basic	79,434	79,434	79,434	78,090

Diluted	79,434	79,434	80,839	79,457

Discussion of Westinghouse Investment and Related Agreements
See Note 2 of the condensed consolidated financial statements for the detailed discussion of the acquisition of the Westinghouse investment and related agreements. The following discussion provides forward looking statements about the impact those agreements could have on our financial results.
The agreements mentioned above reflect that we paid $1.091 billion for our investment in Westinghouse, and reflect that we paid no identifiable consideration to Toshiba for the Put Option or the Embedded Derivative and no separate, identifiable consideration to Westinghouse or Toshiba for the CRA.
We believe we would not have agreed to, nor been able to, complete the investment in Westinghouse without the Put Option, which provided the financial support for us to place the Westinghouse Bonds on a non-recourse basis, or the Dividend Policy, which allows us the opportunity to offset our interest payments on the Westinghouse Bonds with dividend income from the investment in Westinghouse. Additionally, we would not have entered into the agreements without the CRA. Further, it is unlikely that Shaw would have been able to place the Westinghouse Bonds without the Put Option as security.
Accounting for the Investment in Westinghouse
Our investment in Westinghouse requires use of the equity method of accounting and will be periodically assessed for impairment. We will recognize 20% of Westinghouse’s net income, less any income taxes we expect to incur. Dividends received from Westinghouse will reduce our investment in Westinghouse balance.
Accounting for the Put Option
We will recognize amortization using the straight-line method over the six-year term, resulting in amortization expense of approximately $45.5 million for each annual period. This accounting methodology reflects the assumption that we will not exercise the Put Option. We have not made a decision whether to exercise the Put Option, but we believe it is reasonably possible that the Put Option will be exercised. If we exercise the Put Option, such exercise may result in a gain representing the excess of the proceeds upon exercise of the Put Option (approximately 124.68 billion JPY, the equivalent of approximately $1.04 billion at October 16, 2006 exchange rates and $1.07 billion at November 30, 2006 exchange rates) over the remaining basis of the investment in Westinghouse balance and the related agreements at the time we exercise the Put Option.
Accounting for the Embedded Derivative
We will recognize the foreign currency element of the Put Option as an embedded derivative instrument. The Embedded Derivative is separated from the Put Option and marked-to-market with changes in the market value recorded in earnings.
Accounting for the CRA
We are accounting for the CRA as an intangible asset under GAAP. The CRA provides us with certain exclusive opportunities to participate in projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units, but does not ensure that we will realize the benefit of the expected backlog over a fifteen-year period. The reporting periods which will reflect the benefits of the CRA are based upon the projected net cash flows resulting from the expected backlog generated for projects booked during the initial six-year term of the CRA. The total projected cash flows from the total expected backlog associated with the advanced passive AP 1000 nuclear reactor business booked in the initial six-year term are expected to be realized over a fifteen year period. The projected cash flows attributable solely to the CRA-generated backlog during the six-year term are expected to be realized beginning in year four through the period ending in year fifteen. The CRA valuation of $77.0 million will be amortized using the straight-line method over a period of six years, resulting in amortization expense of approximately $12.8 million for each annual period.
Impacts of the Accounting Treatment Employed on Future Periods
In accordance with accounting standards generally accepted in the United States, the individual components of this transaction are accounted for separately by reflecting the multiple inconsistent methods (mixed attribute models) of accounting, without giving effect to the other elements of the transaction. The multiple accounting methods used include:
1.	the equity method of accounting for an unconsolidated subsidiary (the investment in Westinghouse);

2.	historical cost, less straight-line amortization expense (the Put Option and the CRA);

3.	mark-to-market (i.e fair value) (the Embedded Derivative); and

4.	historical cost denominated in a foreign currency JPY, as adjusted for changes in spot foreign currency rates as of each reporting date (the Westinghouse Bonds).

These multiple accounting methods achieve a combined result that may differ from the underlying substance of the transaction as a whole. Most importantly, the accounting under the multiple methods does not provide a reflection of the substantial downside protection that the Put Option provides. Specifically, the Put Option allows us to sell our investment in Westinghouse and terminate the CRA for 97% of the purchase price in JPY, which is expected to approximate the amount due on the Westinghouse Bonds. While we remain at risk for the 3% difference (equal to 4.299 billion JPY, $37.0 million at November 30, 2006 exchange rates), we have recognized a net pre-tax loss of $49.3 million ($35.3 million, net of taxes) for the three months ended November 30, 2006. An additional approximately $342 million of amortization expense is scheduled to be recognized over the remaining 5.9 years, and losses or gains will be recognized on foreign exchange rate fluctuations on the Westinghouse Bonds and the Embedded Derivative. The separate accounting treatments for the investment in Westinghouse and each of the related agreements results in impacts to earnings that are different from what we would expect if we were to account for the agreements and the Westinghouse investment on a combined basis. The separate accounting treatments result in GAAP earnings that are lower than those that would otherwise have been reported.
The investment in Westinghouse is recorded at the allocated amount of $624.7 million and will be adjusted in future periods for our share of Westinghouse earnings and dividends paid. We expect, as a result of the Dividend Policy, that the investment in Westinghouse amount recorded could remain stable over the life of the Put Option. If we exercise the Put Option, such exercise may result in a gain representing the excess of the proceeds upon exercise of the Put Option ($1.044 billion) over the combined remaining unamortized cost basis of the Put Option and the CRA and the investment in Westinghouse balance at the time we exercise the Put Option.
Since Westinghouse is a significant investment and is limited in its activities, the CODM reviews the performance of the Investment in Westinghouse as a separate operating segment. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we expect to record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of Shaw’s current periods. Under this policy, we expect Westinghouse’s operations from the date of the acquisition through their calendar quarter ended December 31, 2006, a 75-day period, will be included in our February 28, 2007 interim quarterly financial statements. We expect future quarterly reports will include a full three months of Westinghouse operations reported two months in arrears.
Segment Analysis
The comments and tables that follow compare revenues, gross profit, gross profit percentages and backlog by operating segment for the indicated periods. As previously announced in our Current Report on Form 8-K dated September 26, 2006, we are in the process of realigning our corporate structure. As of November 30, 2006, our Chief Executive Officer (the “Chief Operating Decision Maker” or “CODM”) continues to assess our performance based upon the operating segments existing at August 31, 2006. This will continue until new reporting is available and approved by the CODM and the segment leaders.
Since Westinghouse is a significant investment and is limited in its activities, the CODM reviews the performance of the Westinghouse investment as a separate operating segment. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we will record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of Shaw’s current periods. Under this policy, Westinghouse’s operations from the date of the acquisition through their calendar quarter ended December 31, 2006, a 75-day period, will be included in our February 28, 2007 interim quarterly financial statements. Our future quarterly reports will include a full three months of Westinghouse operations reported, if Shaw retains its current fiscal reporting periods, two months in arrears.

Selected summary financial information for our operating segments, for the periods indicated (in millions):

	Three Months Ended
	November 30,
	2006	2005
Revenues:
E&I	$375.8	$557.5
E&C	508.7	324.6
Maintenance	280.7	193.0
F&M	108.7	60.4

Total revenue	$1,273.9	$1,135.5

Gross profit:
E&I	$28.9	$65.2
E&C	36.6	22.3
Maintenance	9.0	8.2
F&M	23.7	12.3

Total gross profit	$98.2	$108.0

Gross profit percentage:
E&I	7.7%	11.7%
E&C	7.2	6.9
Maintenance	3.2	4.2
F&M	21.8	20.3
Total gross profit percentage	7.7%	9.5%
     The following table presents our revenues by industry sector:

	Three Months Ended
	November 30,
	2006		2005
	(In		(In
Industry Sector	Millions)%		Millions)%
Environmental and Infrastructure	$375.8	29%	$557.5	49%
Energy:
E&C	272.4	21	206.5	18
Maintenance	192.9	15	121.8	11
F&M	41.6	3	12.4	1
Chemical:
E&C	230.9	18	108.0	10
Maintenance	87.2	7	70.4	6
F&M	32.1	3	34.3	3
Other Industries:
E&C	5.4	1	10.1	1
Maintenance	0.6	—	0.8	—
F&M	35.0	3	13.7	1

Total revenue	$1,273.9	100%	$1,135.5	100%

The following table presents our revenues by geographic region:

	Three Months Ended
	November 30,
	2006		2005
	(In		(In
Geographic Region	Millions)%		Millions)%
United States	$1,021.4	80%	$1,054.9	93%
Asia/Pacific Rim	47.5	4	31.7	3
Middle East	158.2	12	25.6	2
Canada	3.1	—	3.3	1
Europe	32.6	3	16.1	1
South America and Mexico	6.9	1	1.4	—
Other	4.2	—	2.5	—

Total Revenue	$1,273.9	100%	$1,135.5	100%

Our backlog by segment is as follows:

	November 30, 2006		August 31, 2006
	(In		(In
	Millions)%		Millions)%
E&I	$2,844.2	30%	$2,765.1	30%
E&C	4,399.2	46	4,650.7	51
Maintenance	1,892.0	20	1,250.9	14
F&M	401.3	4	408.9	5

Total backlog	$9,536.7	100%	$9,075.6	100%

Our backlog by industry sector is as follows:

	November 30, 2006		August 31, 2006
	(In		(in
Industry Sector	Millions)%		Millions)%
Environmental and Infrastructure	$2,844.2	30%	$2,765.1	30%
Energy:
E&C	2,992.0	31	3,166.4	35
Maintenance	1,639.7	17	963.0	11
F&M	258.3	3	230.4	3
Chemical:
E&C	1,406.7	15	1,483.5	16
Maintenance	252.3	3	287.9	3
F&M	70.0	—	86.4	1
Other Industries:
E&C	0.5	—	0.8	—
Maintenance	—	—	—	—
F&M	73.0	1	92.1	1

Total backlog	$9,536.7	100%	$9,075.6	100%

	November 30, 2006		August 31, 2006
	(In		(in
Status of Contract	Millions)%		Millions)%
Signed contracts and commitments	$7,113.6	75%	$7,285.2	80%
Letters of intent	2,423.1	25	1,790.4	20

Total backlog	$9,536.7	100%	$9,075.6	100%

Backlog includes $809 million of customer furnished materials on an E&C contract, which does not have any associated gross profit.
Executive Summary

Our E&C segment gross profit increased, due primarily to increasing activity on refinery and power projects. Our Maintenance and F&M segments experienced increases in gross profit in the fiscal 2007 period as compared to 2006 resulting from increased volume of capital construction services for chemical industry customers and growth in worldwide demand for piping systems, respectively.
The need for disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. declined in our fiscal 2007 first quarter as compared to 2006 as storm activity dropped to historic lows and no major storms made landfall in the U.S.
Gross profit for the fiscal 2007 first quarter, declined compared to the same period for fiscal 2006 primarily due to decreased disaster relief, emergency response and recovery services work in our E&I segment.
General and administrative expenses increased by $8.9 million in the first quarter of fiscal 2007 compared to fiscal 2006 in order to support our increasing revenue base and level of business activity. Despite the increase in G&A expenses, G&A expenses as a percentage of revenues remains stable for fiscal 2007 compared to fiscal 2006. Specific areas that contribute to the increase in G&A expenses during fiscal 2007 included increased labor costs due to higher headcount primarily in human resources and business development personnel increased professional fees, including audit services, and increased insurance costs.
Interest expense increased due to the addition of the Westinghouse Bonds which were outstanding during the second half of the quarter. We recorded $4.9 million increase in the income tax valuation allowance in the quarter ended November 30, 2006, associated with the amortization expense of the Put Option and the unrealized loss on the Embedded Derivative, which are capital losses for tax purposes. As a result, the effective tax rate at which we were able to provide income tax benefits related to our net loss for the period decreased in the current period. Minority interest expense increased $2.1 million primarily due to the consolidation of a previously unconsolidated entity due to our acquisition of one of our joint venture partners.
Foreign currency translation loss on the Westinghouse Bonds was $30.6 million.
E&C Segment
Revenues
Segment revenues for three months ended November 30, 2006 were $508.7 million as compared to $324.6 million for the three months ended November 30, 2005. The $184.1 million increase or 56.7 % is primarily attributable to:
•	increased activity on Flue Gas Desulphurization (FGD) projects due to increased contract volume resulting from the increased number of contracts awarded in fiscal year 2006;

•	increased contract activity relating to two major coal contracts resulting from commencement of significant work on these projects beginning in the third quarter of fiscal year 2006; and

•	increased volume of activity on a major international petrochemical project related to the project moving past the start up phase of the work. This contract includes $71.8 million of customer furnished materials which has no associated gross margin.
The increase in revenues for the three months ended November 30, 2006 was partially offset by:
•	decreased activities resulting from substantial completion during fiscal year 2006 of two major gas power projects and scheduled finalization of fieldwork of an EPC gas project; and

•	completion of two refining projects in fiscal year 2006.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2006 was $36.6 million or 7.2% of revenues compared to $22.3 million or 6.9% for the three months ended November 30, 2005. The increase in gross profit and gross profit percentage is attributable primarily to:
•	increased gross profit associated with the increased activity on FGD and major coal power projects as a result of increased contract volume;

•	higher gross profit related to contract activity on a major international petrochemical project due to the project no longer being in the start up phase as it was during the first quarter of fiscal 2006; and

•	recognition, in the prior year comparative quarter ended November 30, 2005, of a $8.0 million loss on a refining project.

This increase is offset by the substantial completion of two major EPC gas projects during fiscal year 2006 .
Our E&C segment has recorded revenues to date of $66.2 million related to unapproved change orders and claims as of November 30, 2006 on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be a combined $74.6 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized. For further description of our accounting policy with regard to unapproved change orders and claims see “Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements” contained in Item 7 of our August 31, 2006 Annual Report on Form 10-K.
Backlog
Backlog for the E&C segment as of November 30, 2006 is $4.4 billion, as compared to $4.7 billion as of August 31, 2006. The decrease in backlog is primarily a result of scheduled progress on projects. We anticipate fiscal 2007 revenues and gross profit to be higher than fiscal 2006 due to increased activity on our FGD projects, major coal projects, and a major international petrochemical project.
E&I Segment
Revenues
The decrease in revenues of $181.7 million or 32.6% for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 is primarily attributable to:
•	project revenues associated with providing disaster relief, emergency response and recovery services decreased $263.6 million during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to the large amount of work related hurricanes Katrina and Rita in fiscal 2006;

•	a decrease of $10.3 million in domestic federal environmental remediation work due to less work being awarded under existing contracts and/or delays in funding under existing contracts;
The decrease in revenues for the three months ended November 30, 2006 was partially offset by:
•	an increase in revenues of $57.3 million from two consolidated joint ventures providing services to the U.S. Department of Energy;

•	an increase of $19.6 million due to an overall increase in demand for construction services to commercial customers;

•	the application of revised estimated governmental indirect rates to contract direct costs for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2006 was $28.9 million or 7.7% as compared to $65.2 million or 11.7% for the three months ended November 30, 2005. The decrease in gross profit and related gross profit percentage is due primarily to:
•	decreased gross profit of $35.1 million associated with providing disaster relief, emergency response and recovery services

•	decreased gross profit and related gross profit percentage in domestic federal environmental remediation work due to less work being awarded under existing contracts and/or delays in funding under existing contracts together with the lower gross profit percentage earned on our consolidated joint ventures for the U. S. Department of Energy;

•	decreased gross profit and related percentage on non-hurricane related work resulting from a positive impact in the first quarter of fiscal 2006 from indirect cost absorption arising from our overall increase in sales volumes during that same quarter;
The decreases are partially offset by:
•	an increase in demand for construction services to commercial customers and improved gross profit percentage earned on these services;

•	an increase in gross profit earned on our consolidated joint ventures for the U. S. Department of Energy; and

•	the application of revised estimated governmental indirect rates to contract direct costs for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.
Backlog
Backlog for the E&I segment as of November 30, 2006 is $2.8 billion, an increase of about $79 million as compared to August 31, 2006. The increase in backlog is attributable to several significant federal contract wins and project awards from both new and long-standing commercial clients. In light of the mild storm season, significant increases in the E&I backlog from disaster relief and emergency response awards have not materialized during fiscal 2007. We believe E&I is well-positioned to capitalize on opportunities in core and emerging markets with both historic and developing services and the E&I backlog will rest on our ability to win new contract awards in this highly competitive environment.
As of November 30, 2006, contracts with government agencies or entities owned by the U.S. government and state government agencies are a predominant component of the E&I backlog, accounting for $2.6 billion or 91.7% of the $2.8 billion in backlog.
For the remainder of fiscal 2007 we expect E&I revenues will be less than fiscal 2006 levels as currently awarded disaster recovery work nears completion; we continue to expect that fiscal 2007 revenue levels will be well in excess of levels earned in 2005 with increases in federal and mission support services, supported by several DOE projects of consolidated joint ventures and from commercial, state and local project work, strengthened by awards from clients in both the public and private sectors. For fiscal 2007, we expect revenues in the second half of the year to be at higher levels than in the first half of the year as federal spending plans for fiscal 2007 are finalized and as project awards are granted and executed. Gross profit for fiscal 2007 will be less than that earned in fiscal 2006 due to the mild storm season and the resulting decline in disaster recovery work.
Gross profit percentage is expected to be lower in fiscal 2007 than in fiscal 2006, reflecting the impact of lower revenues to absorb indirect costs, the changing composition of work, including expanded services provided by our consolidated joint ventures and the competitive nature of work won in this industry sector.
Maintenance Segment
Revenues
The increase in revenues of $87.7 million or 45% for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 is primarily attributable to:
•	revenues related to maintenance and modification services for three new customers in the energy industry;

•	revenues related to maintenance and modification services for two existing customers in the energy industry due to these customers’ seasonal schedules of refueling outages; and

•	revenues related to maintenance services for one new client in the chemical industry, as well as increased activity in the chemical industry due to customer turnaround schedules.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2006 was $9.0 million or 3.2% compared to $8.2 million or 4.2% for the three months ended November 30, 2005. Gross profit in our maintenance business generally increased due primarily to the increase in maintenance and modification services for energy industry customers, as discussed above, but the overall increase in volume was offset by a $6.4 million reduction of our total estimated performance incentive fees, which resulted in a reduction of revenues and gross profit of $5.8 million which caused a 2.0 percentage point reduction in the gross profit percentage for the first quarter of fiscal 2007.
Our maintenance segment has recorded revenues to date of $31.0 million related to our significant, estimated project incentives and unapproved change orders and claims as of November 30, 2006 that are recorded on a percentage-of-completion basis.
We were recently notified that scheduled start-up activities could be delayed by the customer on a domestic power project on which we participate. We are currently evaluating what, if any, impact this may have on our project estimates, including estimated incentive fees related to scheduled future milestones; however, we believe that this action by the customer represents an adjustment to the project schedule that, under the terms of the contract, is an excusable delay which should not impact our contractual incentive fee.
Backlog
Backlog increased $641.1 million since August 31, 2006. The increase in backlog was primarily due to a significant new award in the energy industry to provide maintenance, modification, and construction services. This new award was partially offset by progress on our other domestic energy and chemical projects.
At November 30, 2006, five customers account for $1.3 billion or 71% of the $1.9 billion in backlog for Maintenance.

We anticipate fiscal 2007 revenues to be consistent with fiscal 2006 levels as we continue to provide additional services for current and new customers in the energy and chemical industries. We also expect our gross profit to continue at current levels in fiscal 2007.
F&M Segment
Revenues
The increase in revenues of $48.3 million or 80% for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 is primarily attributable to significant new contract awards from the energy and chemical industries and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
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
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2006 was $23.7 million or 21.8% compared to $12.3 million or 20.3% for the three months ended November 30, 2005. The increase in gross profit was primarily attributable to the increase in volume and better pricing of fabricated piping systems, to gross profit from bending machines sold and shipped, and better than anticipated gross profit from the domestic manufacturing and distribution business due the continued strong worldwide demand. The increase in gross profit percentage was offset by the presentation of intersegment project activity mentioned above.
Backlog
Backlog for the F&M segment as of November 30, 2006 was $401.3 million, as compared to $408.9 million as of August 31, 2006. The backlog includes approximately $101.7 million in new contracts and increases in scope during the three months ended November 30, 2006.
Based on our market outlook, we expect revenues to increase and gross profit to remain near current levels for the remainder of fiscal 2007 given the increased demand resulting from expected new contract awards and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
Investment in Westinghouse Segment
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we expect to record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of Shaw’s current periods. Under this policy, we expect Westinghouse’s operations from the date of the acquisition through their calendar quarter ended December 31, 2006, a 75-day period, will be included in our February 28, 2007 interim quarterly financial statements. We expect future quarterly reports will include a full three months of Westinghouse operations reported two months in arrears.
General and Administrative Expenses, Interest Expense and Income, Other Income (Expense), Income Taxes, Earnings (loss) from Unconsolidated Entities and Income (loss) from and Impairment of Discontinued Operations
The increase in general and administrative expenses of $8.9 million during the three months ended November 30, 2006 compared to the same period in fiscal 2006 reflects an increase in employee compensation, business development activities, professional fees and insurance premium expenses all of which are attributable to our recent growth and demand for our existing services.
As of November 30, 2006, there was $22.7 million of unrecognized compensation costs related to stock options which is expected to be recognized over a weighted-average period of 3.2 years. We anticipate general and administrative expenses for the remaining nine months of fiscal 2007 to be higher than the comparable periods of fiscal 2006.
The increase in interest expense of $4.7 million reflects the October 13, 2006, issuance of the Westinghouse Bonds, coupled with interest due to borrowings on our Credit Facility. We expect our interest expense to be higher than fiscal 2006 levels due to the interest expense related to the Westinghouse Bonds.
The effective tax rate at which we were able to provide income tax benefits related to our net loss for the period decreased in the current period primarily as a result of the Westinghouse acquisition and its impact on unrealized foreign exchange losses and on the deferred tax asset valuation allowance. We recorded $4.9 million increase in the valuation allowance in the quarter ended November 30, 2006, associated with the amortization expense of the Put Option and the unrealized loss on the Embedded Derivative. The associated deferred tax asset on the Put Option (including the Embedded Derivative) is characterized as a capital loss for tax purposes, and because we do not believe we will generate sufficient capital gains to the capital losses at this time, we have recorded a valuation allowance.

The decreased earnings from unconsolidated entities was primarily due to a $0.9 million loss from our KB Home/Shaw Louisiana, LLC joint venture.
The loss from and impairment of discontinued operations of $1.1 million, net of taxes for the three months ended November 30, 2006 as compared to a loss of $0.4 million, net of tax, for the same period in fiscal 2006 is primarily associated with an impairment of our Robotics paint stripping business for the first three months of fiscal 2007 as compared to a loss from assets held for sale at our F&M segment during the same period for fiscal 2006.
Related Party Transactions
During fiscal years 2006 and 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the Gulf Coast region of the United States, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. For the quarter ended November 30, 2006, amounts paid to these companies were approximately $1.1 million and amounts due to the companies totaled approximately $1.4 million. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
Liquidity and Capital Resources
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
As of November 30, 2006, we had cash and cash equivalents of $131.8 million, which included $45.9 million of restricted and escrowed cash, and $275.1 million of availability under our $850.0 million Credit Facility to fund operations. We amended our revolving credit agreement to allow for the investment in Westinghouse and to allow for an increase in the facility from $750 million to $1 billion. We made effective $100 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire credit facility, as amended, would be available for performance letters of credit, and up to $525 million would be available for revolving credit loans and financial letters of credit until November 30, 2007, and $425 million thereafter. Management believes cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under our Credit Facility, and if necessary, available sales of equity or debt will be sufficient to fund operations for the next twelve months.
Cash flow for Three Months ended November 30, 2006 versus Three Months ended November 30, 2005
The following table sets forth the cash flows for the three months ended November 30, (in thousands):

	2006	2005
Cash flow provided by (used in) operations	$134,767	$(112,340)
Cash flow provided by (used in) investing	(1,099,241)	63,136
Cash flow provided by financing	940,636	42,763
Effect of foreign exchange rate changes on cash	826	(142)
Operating Cash Flow
Net operating cash flows increased by $247.1 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. The increase in fiscal 2007 was due, in part, to collections of $254.7 million of accounts receivable for disaster relief, emergency response and recovery services provided during fiscal 2006 to federal, state and local government agencies, as well as private entities, subsequent to the hurricane season of the fall of 2005.
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
Investing Cash Flows
Cash used in investing activities increased $1.2 billion from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 primarily due to our 20% interest in Westinghouse financed by the Westinghouse Bonds with an approximate principal amount of $1.08 billion. Partially offsetting the year-over-year increase in cash used in investing activities, significant cash was received from the withdrawal of funds from restricted and escrowed cash accounts associated with completion of one project in the United States during the first quarter of fiscal 2006.
Financing Cash Flows
Net financing cash flows increased $897.9 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 primarily due to our investment in Westinghouse financed by the Westinghouse Bonds. Partially offsetting the increase in financing cash flows from the Westinghouse Bonds, part of the increase in operating cash flows was used to pay down the balances on our revolving credit facilities during the first quarter of fiscal 2007 by $95.5 million.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	November 30,	August 31,
	2006	2006
Credit Facility	$53.0	$145.5
Credit facilities of consolidated VIEs	2.5	5.5

Total outstanding	55.5	151.0
Less: current maturities	(2.5)	(5.5)

Total long-term revolving lines of credit	$53.0	$145.5

On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the investment in Westinghouse and to allow for an increase in the facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire credit facility, as amended, would be available for performance letters of credit. We also increased our sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007 and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010
The following table presents our available credit under our amended Credit Facility as of November 30, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 9 of the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(277.1)
Less: outstanding financial letters of credit	(196.9)
Less: outstanding revolving credit loans	(53.0)

Remaining availability for performance letters of credit	$323.0

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$525.0
Less: outstanding financial letters of credit	(196.9)
Less: outstanding revolving credit loans	(53.0)

Remaining availability for financial letters of credit and revolving credit loans	$275.1

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($850.0 million as of November 30, 2006) less outstanding performance letters of credit or the portion of the Credit Facility ($525.0 million as of November 30, 2006) available for financial letters of credit and revolving credit loans. The Credit Facility availability is also subject to a borrowing base calculation as mentioned above.
The Credit Facility will be used, from time to time, for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures. During fiscal 2007, we have and we expect we will continue to periodically borrow under our Credit Facility for our working capital needs and general corporate purposes.
The interest rates for revolving credit loans under the Credit Facility may be in a range of (i) LIBOR plus 1.50% to 3.00% or (ii) the defined base rate plus 0.00% to 0.50%. On November 30, 2006, the interest rate on the Credit Facility was 8.50% with a weighted-average interest rate of 7.59% for the first quarter of fiscal 2007. As of November 30, 2006, we had outstanding letters of credit of approximately $474.0 million under our Credit Facility as compared to $319.1 million as of August 31, 2006. The total amount of fees associated with these letters of credit for the Credit Facility was approximately $1.8 million for the three months ended November 30, 2006 compared to $1.0 million for the three months ended November 30, 2005.
We were required to file a Current Report on Form 8-K with the SEC on January 3, 2007, including the audited financial statements of Westinghouse for the fiscal years ended March 31, 2006 and 2005. Westinghouse maintained its accounting records under UK generally accepted accounting principles. Further, as a subsidiary of BNFL, it did not obtain a separate audit of Westinghouse results for the periods required in our Current Report on Form 8-K. These factors have caused delays in obtaining the information and reports needed to timely file with the SEC. As of the date of this filing, we were in compliance with the covenants contained in our Credit Facility; however, due to delays in receiving the required Westinghouse audited financial statements, we did not file our amendment and supplement to Item 9.01 of our Current Report on Form 8-K initially filed by on October 18, 2006, to include the historical financial statements of Westinghouse, and the unaudited pro forma financial information required pursuant to Article 11 of Regulation S-X. If we do not file the amended Current Report on Form 8-K by January 18, 2007, then we will be in violation of certain debt covenants of the Credit Facility, and will require a waiver under our Credit Facility. If a waiver cannot be obtained, will be in default and will be subject to the events of default terms under the Credit Facility.
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	November 30,	August 31,
	2006	2006
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,828	$6,654
Outstanding:
Letters of credit	2,646	4,072
Short-term revolving lines of credit	25	17

	2,671	4,089

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$4,157	$2,565

Weighted-average interest rate	7.00%	6.75%
As of November 30, 2006, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $2.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.7% to 7.9% during the three month period ending November 30, 2006. We have provided a 50% guarantee related to this credit facility. As of August 31, 2006, this VIE had borrowings under the short-term revolving lines of credit and term loan were $5.5 million and $1.2 million, respectively, with no outstanding letters of credit. Interest rates under this credit facility vary and ranged from 7.7% to 8.0% during the twelve month period ending August 31, 2006.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million uncommitted, unsecured standby letter of credit facility with a bank. On July 6, 2006, this standby letter of credit facility increased to $32.0 million. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of November 30, 2006 and August 31, 2006, there were $4.7 million of outstanding letters of credit under this facility.
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
We have also provided guarantees on behalf of certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying condensed consolidated balance sheets. At November 30, 2006 and August 31, 2006, we had performance based guarantees of $3.1 million related to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture.
During fiscal 2005, we entered into a guaranty agreement with a third party to guarantee the performance of one of our unconsolidated entities, American Eagle Northwest, LLC, related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our maximum exposure under this performance guarantee at the time we entered into this guarantee was estimated to be $81.7 million. As of November 30, 2006, the maximum exposure amount has decreased to $48.6 million due to development and construction services already executed, and our exposure will continue to be reduced over the contract term as further project services are provided. We would also be able to recover a portion of this exposure through surety bonding provided by our general contractor. We have also committed to fund $6.0 million of the total project costs for which proceeds from the sale of real estate obtained in connection with the contract will be used to fulfill this obligation. During the fourth quarter of fiscal 2006, our commitment of $6.0 million under the guarantee was reduced to $4.4 million by net proceeds from the sale of one of the properties applied against the total commitment. As of November 30, 2006, we have recorded a liability and corresponding asset of $0.4 million related to this guarantee.
During the third quarter of fiscal 2005, we entered into an agreement with a third party to guarantee a revolving line of credit for one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for its working capital needs. Our maximum exposure under this agreement at the time we entered into this guarantee was estimated at $1.8 million. As of November 30, 2006, we have recorded an immaterial liability and corresponding asset related to this guarantee.
Commercial Commitments
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances, certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At November 30, 2006, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$481.4	—	473.0	5.4	3.0
Surety bonds	736.1	509.6	208.5	—	18.0

Total Commercial Commitments	$1,217.5	509.6	681.5	5.4	21.0

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to November 30, 2006.
As of November 30, 2006 and August 31, 2006, we had total letters of credit of $481.4 million and $323.2 million, respectively. Of the amount of outstanding letters of credit at November 30, 2006, $277.1 million are issued to customers in connection with contracts. Of the $277.1 million, five customers held $199.1 million or 72% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit for the three months ended November 30, 2006.
As of November 30, 2006 and August 31, 2006, we had total surety bonds of $736.1 million and $438.2 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability as of November 30, 2006 and August 31, 2006 was $326.2 million and $310.8 million, respectively. The $15.4 million decrease is due primarily to the decrease in the required surety bond coverage on one of our foreign projects that is winding down.
Fees related to these commercial commitments were $2.8 million for the first quarter of fiscal 2007 as compared to $1.8 million for the same period in fiscal 2006 and were recorded in the accompanying condensed consolidated statements of operations.
See Note 8 to our condensed consolidated financial statements for a discussion of long-term debt, and Note 11 for a discussion of contingencies and commitments.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 18 of our consolidated financial statements in Part I, Item 1, “Financial Statements”.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk due to changes in interest rates, primarily in the U.S. and Japan. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt and short-term fixed rate investments.

Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $850.0 million limit of this facility. At November 30, 2006, letters of credit of approximately $481.4 million were outstanding and long-term revolving credit loans outstanding under the Credit Facility were $53.0 million. At November 30, 2006, the interest rate on our primary Credit Facility was 8.50% with an availability of $275.1 million (see Note 8 to our condensed consolidated financial statements).
As of November 30, 2006, our variable rate debt, excluding Westinghouse, was $56.8 million, including our outstanding borrowings under our Credit Facility with a weighted average interest rate of 8.41%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of November
30, 2006, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries. The exposure from these commitments is not material to our results of operations or financial position.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2006 because of the material weaknesses discussed below.
During the quarter ended November 30, 2006, we have continued to experience significant growth in our operations and in the complexity of our operations and transactions. We have not been able to expand our accounting and financial resources to keep pace with this growth and timely address certain complex transactions, such as an embedded derivative instrument associated with our investment in Westinghouse and related agreements. As a result, we have identified a material weakness resulting from insufficient accounting resources to analyze and properly record complex accounting matters as of November 30, 2006.
Remediation of Material Weaknesses
     In response to the material weaknesses identified by our management, we have dedicated significant resources to improve our control environment and to remedy the material weaknesses identified. These efforts include the following:
•	As a part of our planned remedial measures related to the clerical errors in accounting for contracts under the percentage-of-completion method, our management sponsored a plan to standardize the policy for revenue recognition for contracts accounted for under the percentage-of-completion method and enhance training for the personnel who perform and review the percent complete calculations.

•	As a part of our planned remedial measures related to the misapplication of GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary, our management initiated additional controls which include formally communicating the results of operations and financial positions of entities less than 100 percent owned to personnel with an in-depth knowledge of the operations of the entity, senior executives, as well as financial accounting personnel and appointed and trained an internal subject matter expert who is responsible for assessing the accounting treatment of current and future investments in entities that are less than 100 percent owned.

•	As a part of our planned remedial measures related to the misapplication of GAAP related to recording compensation expense in accordance with APB 25, our management sponsored a plan to enhance the policies and procedures for share-based compensation and train the personnel who perform and review the measurement of share-based compensation expense.

•	As a part of our planned remedial measures related to insufficient accounting and financial resources, we have hired and will continue to hire experienced accounting professionals to provide sufficient time and resources to analyze and properly record the results of our operations in our financial statements and underlying disclosures. In addition, management will engage external accounting experts to assist us in researching and reviewing the accounting for certain complex transactions.

We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above, and the aforementioned material weaknesses will not be considered remediated until new resources are fully engaged and new processes are fully implemented, operate for a sufficient period of time, and we are confident they are operating effectively. For the quarter ended November 30, 2006, we performed additional analysis and other post close procedures to ensure that the financial statements are stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, excluding the aforementioned corrective actions with regard to material weaknesses, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ending August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 and Note 16 of our consolidated financial statements in Part I, Item 1, “Financial Statements” for a detail of our legal proceedings.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Registrant’s Annual Report on Form 10-K for Fiscal Year Ending August 31, 2006, except for the risk factors listed below.
Non-compliance with SEC filing requirements could adversely affect our ability to access public capital markets.
Due to the significance of the Westinghouse acquisition to Shaw’s financial statements, we were required to file a Current Report on Form 8-K with the SEC by January 3, 2007 including the audited financial statements of Westinghouse for the fiscal years ended March 31, 2006 and 2005. As a subsidiary of BNFL, Westinghouse maintained its accounting records under UK generally accepted accounting principles. Further, it did not obtain a separate audit of Westinghouse results for the periods required in our Current Report on Form 8-K. These factors have caused delays in obtaining the information and reports needed to timely file with the SEC and we failed to file the required audited, unaudited on pro forma financial statements on Form 8-K as required by Article II of Regulation S-X. Until we file this financial information, we will not be able to access the public markets for debt or equity because we will lack the required financial disclosure associated with our Westinghouse investment. Further, after we file the required amended Current Report on Form 8-K, we will not be able to use our Shelf Registration Statement for a period of one year, assuming all Current Reports and our Annual Report during such one-year period are timely filed with the SEC. Our inability to use our Shelf Registration Statement could impact the timing and cost of accessing the public markets.
Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.
Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio, and a defined minimum net worth. In addition, the defined terms used in calculating the financial covenants, in accordance with the Credit Facility, require us to follow generally accepted accounting principles, which requires the use of judgments and estimates, and may change from time to time based on new accounting pronouncements. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our Credit Facility.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we cannot assure you that we will be able to obtain the necessary waiver or amendment. In the event of any default not waived, the lenders under our credit facility are not required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or require us to apply all of our available cash to repay our borrowings and cash collateralize any outstanding letters of credit at the time of default. If we are unable to repay borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If the indebtedness under our Credit Facility is accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full. As of November 30, 2006, we had $323.0 million outstanding borrowings under the Credit Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $474.0 million and indebtedness under our Senior Notes of $15.1 million.
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
Due to the significance of the Westinghouse acquisition to Shaw’s financial statements, we were required to file a Current Report on Form 8-K with the SEC by January 3, 2007, including the audited financial statements of Westinghouse for the fiscal years ended March 31, 2006 and 2005. As a subsidiary of BNFL, Westinghouse maintained its accounting records under UK generally accepted accounting principles. Further, it did not obtain a separate audit of Westinghouse results for the periods required in our Current Report on Form 8-K. These factors have caused delays in obtaining the information and reports needed to timely file with the SEC as described above. In addition to the consequences described above, if we do not file the amended Current Report on Form 8-K by January 18, 2007, then we will be in violation of certain covenants contained in our Credit Facility, and will require a waiver of this violation in order to avoid a default under its forms. If a waiver cannot be obtained, we will be in default and subject to the remedies contained in the Credit Facility, including acceleration of principle and interest. Repaying amounts outstanding under our Credit

Facility would materially and adversely impact our financial condition.
Risks related to our investment in Westinghouse could have an adverse effect on us.
We will incur significant interest cost on the Westinghouse Bonds that we sold to finance the Westinghouse acquisition. We can provide no assurance that we will receive dividends from our investment in amounts sufficient to cover these costs.
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
Although we have obtained certain exclusive rights to participate in Westinghouse advanced passive AP 1000 nuclear plant projects and preferred rights to provide other services we can provide no assurance that we will obtain significant business from this arrangement.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
				(c) Total Number	(or Approximate Dollar
	(a) Total Number			of Shares (or Units)	Value) of Shares (or Units)
	of Shares		(b) Average	Purchased as Part of	that May Yet Be
	(or Units)		Price Paid per	Publicly Announced	Purchased Under the Plans
Period	Purchased		Share (or unit)	Plans or Programs	or Programs
September 1, 2006 to September 30, 2006	—		—	—	—

October 1, 2006 to October 31, 2006	112,213	(1)	$27.17	—	—

November 1, 2006 to November 30, 2006	—		—	—	—

Total	112,213		$27.17	—	—

(1)	Represents shares of common stock surrendered to the Company by certain employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously awarded to such employees under the 2001 Employee Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
On October 12, 2006, the Board of Directors of The Shaw Group Inc., (the “Company”), determined the director compensation to be paid to Michael J. Mancuso, who was appointed on August 17, 2006, by the Company’s Board of Directors to serve in a newly created ninth director position, for the interim period between his appointment to the Board on August 17, 2006 and the date of the Company’s 2007 Annual Meeting of Shareholders to be held in January 2007.
The standard annual compensation paid to members of the Company’s Board of Directors is $150,000, $75,000 payable in cash and $75,000 payable 50% in options and 50% in phantom shares of the Company’s common stock, which options and phantom shares are issuable under the Company’s 2005 Non-Employee Director Stock Incentive Plan (the “Director Plan”). Because the Director Plan does not allow for the issuance of options or phantom shares unless a director is elected by the Company’s shareholders, the Company’s Board of Directors has determined to pay Mr. Mancuso the standard annual director compensation ($150,000) totally in cash, in an amount pro-rated from the date of his appointment.
Accordingly, the Board agreed that Mr. Mancuso will receive $410.96 per day ($150,000/365 days) for each day commencing on the date of his appointment as a director by the Board (August 17, 2006) until the earlier of the date of the Company’s 2007 Annual Meeting of Shareholders or the date he no longer serves as a director of the Company. Mr. Mancuso has been nominated to be elected as a director by the shareholders at the 2007 Annual Meeting of the Shareholders and in the event he is elected as a director by the shareholders, he will become entitled to receive awards under the Director Plan.
ITEM 6. EXHIBITS
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

		Report or
Exhibit		Registration	SEC File or Registration	Exhibit Or Other
Number	Document Description	Statement	Number	Reference

2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc., a Delaware corporation (the “US Company”), Shaw and NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01

2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), Shaw and NEH	The Shaw Group Inc.’s Current Report on Form 8-K Filed on October 18, 2006	1-12227	2.01

3.1	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001	The Shaw Group Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	3.1

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001	The Shaw Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001	1-12227	10.1

		Report or
Exhibit		Registration	SEC File or Registration	Exhibit Or Other
Number	Document Description	Statement	Number	Reference

3.3	Composite of the Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 17, 2003	The Shaw Group Inc.’s Annual Registration Form 10-K for the fiscal year ended August 31, 2006	1-12227	3.4

3.4	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003	The Shaw Group Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended	1-12227	3.5

10.1	Amendment No. 4 dated October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1

10.2	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2

10.3	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

10.4	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4

10.5	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5

10.6	Bond Trust Deed, dated as of October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6

10.7	Parent Pledge Agreement, dated as of October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7

10.8	Issuer Pledge Agreement, dated as of October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

		Report or
Exhibit		Registration	SEC File or Registration	Exhibit Or Other
Number	Document Description	Statement	Number	Reference

10.9	Deed of Charge, dated as of October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc. as swap counterparty	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

10.10	Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10

10.11	Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11

10.12	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12

10.13	Summary of compensation payable to Michael J. Mancuso for services as a member of the Board Directors of the Company*	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 16, 2006	1-12227	Item 1.01 of the referenced filing

†10.14	Third Amendment to Employment Agreement of Robert L. Belk dated December 29, 2006*

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: January 16, 2007	/s/ Robert L. Belk
Robert L. Belk
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX
Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 2006.
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit		Report or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration Number	Or Other Reference

2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc., a Delaware corporation (the “US Company”), Shaw and NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01

2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), Shaw and NEH	The Shaw Group Inc.’s Current Report on Form 8-K Filed on October 18, 2006	1-12227	2.01

3.1	Composite of the Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”), as amended by (i) Articles of Amendment dated January 22, 2001 and (ii) Articles of Amendment dated July 31, 2001	The Shaw Group Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	3.1

3.2	Articles of Amendment of the Restatement of the Articles of Incorporation of the Company dated January 22, 2001	The Shaw Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001	1-12227	10.1

3.3	Composite of the Amended and Restated By-Laws of the Company dated December 8, 1993 as supplemented by Supplement to Amended and Restated By-Laws of the Company dated October 17, 2003	The Shaw Group Inc.’s Annual Registration Form 10-K for the fiscal year ended August 31, 2006	1-12227	3.4

3.4	Supplement to Amended and Restated By-laws of the Company dated October 17, 2003	The Shaw Group Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as amended	1-12227	3.5

10.1	Amendment No. 4 dated October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1

Exhibit		Report or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration Number	Or Other Reference

10.2	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2

10.3	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

10.4	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4

10.5	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5

10.6	Bond Trust Deed, dated as of October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6

10.7	Parent Pledge Agreement, dated as of October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7

10.8	Issuer Pledge Agreement, dated as of October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

10.9	Deed of Charge, dated as of October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc. as swap counterparty	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

10.10	Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10

10.11	Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11

10.12	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12

10.13	Summary of compensation payable to Michael J. Mancuso for services as a member of the Board Directors of the Company*	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 16, 2006	1-12227	Item 1.01 of the referenced filing

Exhibit		Report or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration Number	Or Other Reference

†10.14	Third Amendment to Employment Agreement of Robert L. Belk dated December 29, 2006*

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002