Form 10-K/A
period 2006-08-31
SHAW GROUP INC
filed 2007-09-28
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-12227
THE SHAW GROUP INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-1106167 (I.R.S. Employer Identification Number)

4171 Essen Lane Baton Rouge, Louisiana (Address of principal executive offices)	70809 (zip code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1.6 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter).
The number of shares of the Registrant’s common stock outstanding at October 26, 2006 was 80,489,113.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders held on January 30, 2007 are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE
On October 31, 2006, The Shaw Group Inc. (“Shaw”, “we”, “us”, and “our”) filed with the U.S. Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 (“Original Form 10-K Filing”). In conjunction with a review of the Original Form 10-K Filing, the Staff of the SEC issued a series of comment letters in which, among other things, the Staff commented on the presentation of certain items in our consolidated financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As a result of the SEC comment letters, we decided to amend our Original Form 10-K Filing. Additionally, on August 1, 2007, we filed a Current Report on Form 8-K stating that (1) we would be amending our Original Form 10-K Filing to, among other things, correct an error on an ongoing U.S. gulf coast Engineering, Procurement, and Construction (“EPC”) petrochemical project, (2) the financial statements contained in our Original Form 10-K Filing should no longer be relied upon, and (3) our earnings and press releases and similar communications should no longer be relied upon to the extent that they are related to our 2006 financial statements.
We conducted a management review and a separate independent review requested by the Audit Committee of our Board of Directors relating to the accounting for the ongoing EPC project. As a result of these reviews, we concluded that the financial results for the fiscal year ended August 31, 2006 contained two offsetting errors relating to the EPC project, thus resulting in no financial statement impact for the fiscal year ended August 31, 2006. Nevertheless, the items identified by the SEC in their comment letters required that the Original Form 10-K Filing be amended. Accordingly, adjustments have been made to the 2006, 2005 and 2004 consolidated financial and other information contained in the Original Form 10-K Filing, which are reflected in this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to restate for these items and certain other matters. The changes impacting the financial statements included in Item 8 are explained in further detail in Note 1 of the Notes to Consolidated Financial Statements included herein. In addition, this Amendment No. 1 amends and restates information in Items 6, 7, and

9A of Part II and Item 15 of Part IV of the Original Form 10-K Filing, including, but not limited to, the following changes:
•	We expanded our segment analysis in Item 7 to explain the material variances from the same period of the prior year in each segment’s reported income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from and impairment of discontinued operations; and

•	We have updated Item 9A – Controls and Procedures to discuss the facts and circumstances surrounding the errors that led to the restatements of our Original Form 10-K Filing.
This Amendment No. 1 amends and restates only the information in Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Form 10-K Filing, and no other information in the Original Form 10-K Filing is amended hereby, with the exception of certain minor typographical errors that have been corrected. Except for the foregoing amended and restated information, this Amendment No. 1 continues to describe conditions as of the filing date of the Original Form 10-K Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Form 10-K Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Form 10-K Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K Filing (other than this Amendment No. 1), and such forward-looking statements should be read in their historical context.
As a result of the discussions and adjustments described above and in Note 1 of the Notes to Consolidated Financial Statements included herein, our management concluded, and informed the Audit Committee of the Company’s Board of Directors of its conclusions, that (1) our previously issued financial statements and any related reports of its independent registered public accounting firm for the fiscal year ended August 31, 2006 should no longer be relied upon because of the aforementioned presentation and classification errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements for the fiscal year ended August 31, 2006 should be restated to reflect the presentation changes discussed above. Management has discussed these matters with KPMG LLP and Ernst & Young LLP, current and former independent registered public accounting firms, respectively.
This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the Original Form 10-K Filing, including any amendments to those filings. We have not amended, and do not intend to amend, our previously filed Annual Reports on Form 10-K or our previously filed Quarterly Reports on Form 10-Q for the periods prior to August 31, 2006.
This Amendment No. 1 had no impact on the calculations of our bank debt covenants for any quarterly or annual period. However, this restatement has, in fact, contributed to the delay in filing the fiscal 2007 quarterly reports on Forms 10-Q, which required us to obtain waivers from our banks.
Prior Period Data Previously Restated
The financial statements included in this Amendment No. 1 for each of the fiscal years ended August 31, 2005 and 2004 reflect a prior restatement to correct for an error in the accounting for share-based compensation expense relating to certain stock options awarded in 2000. The net aggregate amount of share-based compensation expense for all fiscal years from 2001 through 2005 is approximately $21.3 million ($16.2 million net of tax). The financial statements for fiscal years 2005 and 2004 also already reflect a restatement to correct for errors in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of Shaw UK’s (a foreign subsidiary of Shaw) defined benefit plan. The aggregate amount of periodic pension service cost and net income for fiscal years from 2003 through 2005 is approximately $2.5 million. These prior restatements resulted in a reduction of net income for each year, and to previously reported shareholders’ equity for each subsequent period.
On October 30, 2006, we issued a press release announcing the planned restatement of our consolidated financial statements for the years ended August 31, 2001 through 2005 to correct for an error in the accounting for stock-based compensation expense relating to certain stock options awarded in 2000. As previously announced in a press release dated October 3, 2006, we initiated an internal evaluation of our stock option grant practices. In light of recent publicity involving option grants at numerous companies, our management, along with the Audit Committee of our Board of Directors, instructed our internal audit department to undertake a review of stock option awards to ensure all awards were properly authorized by the Compensation Committee and the Board of Directors. The internal audit department presented its findings at a meeting conducted on August 16, 2006, and concluded together with the Audit Committee and management that neither we nor any employee engaged in “backdating” or “spring loading” activities with regard to past option grants.
Subsequent to the August 2006 Audit Committee meeting, on September 19, 2006, the Office of the Chief Accountant of the SEC published clarifying staff guidance regarding the appropriate measurement date for stock option grants pursuant to the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In order to ensure that our accounting for stock option grants was compliant with this most recent staff guidance, we undertook a further review of our accounting for stock option grants to ensure all awards reflected the proper measurement date. While our recently completed review confirmed that no backdating or spring loading of stock options occurred, we discovered that, with regard to our Fiscal 2000 stock option awards, we did not use the proper measurement date for accounting purposes in accordance with APB 25 and the recently released guidance.
On July 28, 2000, the Compensation Committee and our Board of Directors authorized a pool of approximately one million shares (two million shares split-adjusted) at a strike price of $42 per share, and vested discretion in management to award these options to key employees. The recently released SEC guidance indicates that if management is granted discretion to allocate specific awards to individual employees, the proper measurement date for the awards should be the date upon which the list of the recipients and specific allocations was finalized, rather than the date that the Compensation Committee initially approved the award. Our review determined that a final list of option recipients and allocations was not completed as of the original measurement date used to account for the awards.
As a result, management and the Audit Committee concluded on October 27, 2006 that the accounting measurement dates for certain stock option awards during Fiscal 2000 were determined in error. The correct measurement date should have been November 27, 2000 when the stock price was $71.76 per share ($35.88 per share split-adjusted). We recorded a non-cash, stock-based compensation expense over the awards’ four year vesting period of 2001-2004. The net aggregate amount of stock-based compensation expense for all fiscal years from 2001 through 2005 was approximately $21.3 million ($16.2 million net of tax).
Also on October 30, 2006, we announced that we would restate our consolidated financial statements for the years ended August 31, 2003 through 2005 to correct for errors in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of Shaw UK Limited’s (one of our foreign subsidiaries) defined benefit plan. In connection with workforce reductions in 2003, 2004 and 2005, we offered certain terminated employees an enhanced early retirement benefit that provided immediate retirement benefit payments. However, these terminations and the related impact on our pension expense and pension liability were not reflected in our consolidated financial statements. The aggregate amount of periodic pension service cost and net income for fiscal years from 2003 through 2005 was approximately $2.5 million.
As a result of the above prior period restatements already incorporated in the Original Form 10-K Filing, certain information in Items 6 and 8 of Part II was amended and restated for fiscal years 2005, 2004, 2003 and 2002, in each case, primarily as a result of and to reflect these restatements, except for certain reclassifications that were also made to prior year information to help conform to current year presentation. See Notes 1 and 25 of our consolidated financial statement for additional information.

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Annual Report on Form 10-K/A that may constitute “forward-looking statements”. The words (“believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions) are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties mentioned in Item 1A. of this Form-10-K/A. We urge you to carefully review our reports and registration statements at www.shawgrp.com filed by us with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise publicly any forward-looking statements.
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
This acquisition was funded through the issuance of approximately $1.1 billion principal amount of Japanese Yen — denominated bonds placed in the Japanese market.
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
Housing Privatization
Privatization of infrastructure assets by all levels of Government is continuing, led by the Department of Defense (DOD). The DOD continues to move towards completing privatization of military family housing and utility systems, commercial space and non-core mission critical assets through Enhanced Use Leasing. Through joint ventures established to pursue these projects, we are engaged in five projects to privatize approximately 8,000 housing units. Under the terms of these contracts, the joint venture acquires property and/or enters into a long-term lease (generally 50 years with potential extensions), and is required to make improvements, including renovations or replacement of the facilities, and to provide ongoing management and maintenance services. Initial funding for these projects is typically provided through the contribution of equity from the joint ventures and the issuance of long-term bonds, backed by project revenues which are non-recourse to us. For its services, the joint venture is paid development and construction management fees. Additionally, the joint venture receives regular rental income and associated fees for managing the asset. Upon expiration of the lease, the military retains ownership of the site and the housing. Over the next several years we anticipate that the trend to privatize non-core mission critical assets will continue, providing opportunities for growth.
Infrastructure
Transportation. The Safe, Accountable, Flexible and Efficient Transportation Equity Act—A Legacy for Users SAFETEA-LU legislation brings tremendous funding potential to the transportation market. By leveraging Shaw’s corporate capabilities, we can participate in large scale and localized infrastructure projects, by partnering with government agencies and with private entities. We offer financing solutions and design-build and operations services to our clients, so that critical needs arising from aging infrastructure, congestion and expansion requirements can be addressed. We see growth prospects in intermodal and multi-modal connector projects and in transportation security systems and expect to pursue work across the full range of transportation services offered by E&I.
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
Financial Information about Segments and Geographic Areas
For detailed financial information regarding each business segment and export sales information, see Note 15 in our consolidated financial statements in Item 8 of this Amendment No. 1.
In addition, see item 1A of this Amendment No. 1 report for a discussion of the risks related to our foreign operations.

Backlog
The following table provides backlog in the following industry sectors and business segments, geographic regions and status of contracts for the periods indicated.
Business Segments
Backlog by industry sector and segment is as follows:

	August 31,
	2006		2005
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,765.1	30%	$2,244.6	33%
Energy
E&C	3,166.4	35	1,970.1	29
Maintenance	963.0	11	973.6	15
F&M	230.4	3	55.5	1
Chemical
E&C	1,483.5	16	1,126.2	17
Maintenance	287.9	3	257.8	4
F&M	86.4	1	40.4	1
Other Industries
E&C	0.8	—	—	—
Maintenance	—	—	0.1	—
F&M	92.1	1	34.1	—

Total backlog	$9,075.6	100%	$6,702.4	100%

	August 31,
	2006		2005		2004
Geographic Region	(In Millions )%		(In Millions)%		(In Millions)%
Domestic	$7,330.5	81%	$5,206.5	78%	$4,906.6	85%
International	1,745.1	19	1,495.9	22	859.4	15

Total backlog	$9,075.6	100%	$6,702.4	100%	$5,766.0	100%

	August 31,
	2006		2005		2004
Status of contracts	(In Millions)%		(In Millions)%		(In Millions)%
Signed contracts and commitments	$7,285.2	80%	$5,194.3	77%	$5,766.0	100%
Letters of intent	1,790.4	20%	1,508.1	23	—	—

Total backlog	$9,075.6	100%	$6,702.4	100%	$5,766.0	100%

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
Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits. See Item 7 of this Form 10-K/A.
E&I Segment — Our E&I segment’s backlog includes the value of awarded contracts and the estimated value of unfunded work of our consolidated subsidiaries and our proportionately consolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been at least partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year or two of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on our experience with similar awards, similar customers and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards are added to backlog at 75%. The programs are monitored and estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our amount estimate of total contract value in the E&I backlog. Our backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
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
Certifications
We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in our 2005 Summary Annual Report. In addition, our Chief Executive Officer and Interim Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment No. 1.

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
Although a significant portion of our contracts are cost-reimbursable and our financial loss exposure on cost-

reimbursable contracts is generally limited, it is possible that the loss provisions or adjustments to the contract profit and loss resulting from future changes in our estimates or contract penalty provisions could be significant and could result in a reduction or elimination of previously recognized earnings or result in losses. In certain circumstances, it is possible that such adjustments could be material to our operating results.
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
Item 3. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, see Note 14 and Note 20 of our consolidated financial statements in Item 8 of this Amendment No. 1.
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
Item 6. Selected Financial Data (Restated)
The following table presents, for the periods and as of the dates indicated, selected statements of operations data and balance sheet data on a consolidated basis as adjusted for discontinued operations. The selected historical consolidated financial data for each of the five fiscal years in the period ended August 31, 2006 presented below has been derived from our audited consolidated financial statements. Ernst & Young LLP, independent registered public accounting firm, audited our consolidated financial statements for each of the five fiscal years ended August 31, 2006. Such data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report. Data for the years ended August 31, 2005, 2004, 2003 and 2002 already reflect a prior period restatement; such data was previously included in the Original Form 10-K Filing. See the Explanatory Note on page 3 of this report for a discussion of the restatements. The restatements resulting in this Amendment No. 1, as described under “Explanatory Note” on page 3, had no impact on the selected financial data in the following table.

	Year Ended August 31, (Restated)
	2006	2005	2004	2003	2002
	(5)	(5)(6)(7)	(1)(5)(6)(7)	(2)(6)(7)	(3)(6)
	(In Millions, Except Per Share Amounts)
Consolidated Statements of Operations
Revenues	$4,775.6	$3,262.3	$3,014.7	$3,238.0	$3,131.4

Income (loss) from continuing operations	$53.0	$17.6	$(27.5)	$16.5	$92.3

Diluted income (loss) per common share from continuing operations	$0.66	$0.25	$(0.47)	$0.43	$2.13

	Year Ended August 31, (Restated)
	2006	2005	2004	2003	2002
	(5)	(5)(6)(7)	(1)(5)(6)(7)	(2)(6)(7)	(3)(6)
	(In Millions, Except Per Share Amounts)
Consolidated Balance Sheets
Total assets	$2,529.1	$2,088.9	$2,054.7	$2,006.9	$2,310.8

Long-term debt and capital lease obligations, net of current maturities (4)	$173.5	$65.5	$261.2	$251.7	$522.1

Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Includes the acquisition of certain assets of Energy Delivery Services, Inc., Coastal Engineering and Environmental Consultants Inc. and LFG&E International, Inc. in fiscal 2004 (see Note 4 of our consolidated financial statements).

(2)	Includes the acquisition of certain assets of Badger Technologies, Envirogen, Inc., and LFG&E International, Inc. in fiscal 2003.

(3)	Includes the acquisition of certain assets of the IT Group and PsyCor Inc. in fiscal 2002.

(4)	Fiscal 2003 excludes $260.0 million of current maturities of long-term debt consisting primarily of the LYONs convertible debt of $251.5 million.

(5)	As restated in the Original Form 10-K Filing; to reflect discontinued operations (see Note 21 of our consolidated financial statements).

(6)	As restated in the Original Form 10-K Filing; to correct an error in the accounting for stock-based compensation expense (see Note 25 of our consolidated financial statements).

(7)	As restated in the Original Form 10-K Filing; to correct for errors in accounting for periodic pension service cost (See Note 25 of our consolidated financial statements).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes thereto. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Item 1A of this report.
Results of Operations
The comments and tables that follow compare revenues, gross profit (loss), gross profit (loss) percentages and backlog by operating segment and a discussion of other items, including general and administrative costs, interest expense and income, income from unconsolidated subsidiaries and income taxes at the consolidated level for years ended August 31, 2006, 2005 and 2004 based on the following comparisons:
•	Fiscal 2006 versus fiscal 2005, and

•	Fiscal 2005 versus fiscal 2004
Selected summary financial information (restated) for our operating segments, for the periods indicated (in millions, except for percentages):

	Year Ended August 31,
	2006	2005	2004
	(Restated) (1)	(Restated) (1)	(Restated) (1)
Revenues:
E&I	$2,119.3	$1,120.1	$1,268.3
E&C	1,438.7	1,181.9	1,039.1
Maintenance	898.6	733.2	517.3
F&M	319.0	227.1	190.0
Corporate	—	—	—

Total revenues	$4,775.6	$3,262.3	$3,014.7

	Year Ended August 31,
	2006	2005	2004
	(Restated) (1)	(Restated) (1)	(Restated) (1)
Gross profit:
E&I	$199.2	$116.9	$158.0
E&C	30.2	107.0	0.8
Maintenance	32.8	27.4	31.3
F&M	67.3	41.3	30.6
Corporate	—	0.1	—

Total gross profit	$329.5	$292.7	$220.7

Gross profit percentage:
E&I	9.4%	10.4%	12.5%
E&C	2.1	9.1	0.1
Maintenance	3.6	3.7	6.1
F&M	21.1	18.2	16.1
Corporate	—	—	—

Total gross profit percentage	6.9%	9.0%	7.3%

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations:
E&I	$126.8	$54.6	$86.9
E&C	(8.3)	70.2	(55.4)
Maintenance	21.7	18.4	19.1
F&M	48.5	21.8	10.2
Corporate	(101.0)	(126.2)	(96.3)

Total Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	$87.7	$38.8	$(35.5)

Our revenues by industry sector were as follows:

	Year Ended August 31,
	2006 (Restated) (1)		2005 (Restated) (1)		2004 (Restated) (1)
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,119.3	44	$1,120.1	34	$1,268.3	42
Energy
E&C	825.4	17	789.1	24	682.2	23
Maintenance	522.0	11	512.7	16	369.8	12
F&M	77.6	2	91.3	3	63.5	2
Chemical
E&C	582.7	12	374.0	11	315.2	10
Maintenance	376.0	8	219.3	7	147.3	5
F&M	143.9	3	99.6	3	80.6	3
Other Industries
E&C	30.6	1	18.8	1	41.7	1
Maintenance	0.6	—	1.2	—	0.2	—
F&M	97.5	2	36.2	1	45.9	2

Total revenues	$4,775.6	100	$3,262.3	100	$3,014.7	100

The following tables present our revenues by geographic region:

	Year Ended August 31,
	2006		2005 (Restated) (1)		2004 (Restated) (1)
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%
United States	$4,196.8	88	$2,842.5	87	$2,510.5	83
Asia/Pacific Rim countries	161.7	3	227.5	7	223.4	8
Middle East	294.0	6	87.4	3	151.3	5
United Kingdom and other European Countries	73.7	2	59.1	2	96.3	3

	Year Ended August 31,
	2006		2005 (Restated) (1)		2004 (Restated) (1)
Geographic Region	(In Millions)%		(In Millions)%		(In Millions)%
South America and Mexico	25.0	1	20.3	1	7.2	—
Canada	13.3	—	13.7	—	13.4	1
Other	11.1	—	11.8	—	12.6	—

Total revenues	$4,775.6	100	$3,262.3	100	$3,014.7	100

Backlog by industry sector and segment is as follows:

	At August 31,
	2006		2005
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,765.1	30%	$2,244.6	33%
Energy
E&C	3,166.4	35	1,970.1	29
Maintenance	963.0	11	973.6	15
F&M	230.4	3	55.5	1
Chemical
E&C	1,483.5	16	1,126.2	17
Maintenance	287.9	3	257.8	4
F&M	86.4	1	40.4	1
Other Industries
E&C	0.8	—	—	—
Maintenance	—	—	0.1	—
F&M	92.1	1	34.1	—

Total backlog	$9,075.6	100%	$6,702.4	100%

Backlog by status of contract:

	At August 31,
	2006		2005		2004
Status of contracts	(In Millions)%		(In Millions)%		(In Millions)%
Signed contracts and commitments	$7,285.2	80	$5,194.3	77%	$5,766.0	100%
Letters of intent	1,790.4	20	1,508.1	23	—	—

Total backlog	$9,075.6	100%	$6,702.4	100%	$5,766.0	100%

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
(1). The Explanatory Note to this Amendment No. 1 and Notes 1 and 25 to our consolidated financial statements in Item 8 of this report address 1) the impact of the restatements associated with this Amendment No. 1 and 2) the impact of the restatements associated with our financial statements for fiscal years 2005 and 2004 that were previously included in the Original Form 10-K Filing.
Fiscal 2006 Compared to Fiscal 2005 (Restated)
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
Segment Analysis
The analysis below has been restated to add the Sections “Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations) and “Pre-tax income (loss) before other items” for each segment.
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
Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations (“Pre-tax income (loss) before other items”)
Pre-tax income (loss) before other items for fiscal year 2006 was $126.8 million or 6.0% of revenues as compared to $54.6 million or 4.9% of revenues for fiscal year 2005. The $72.2 million increase is due primarily to the changes in gross profit addressed above, partially offset by incremental costs incurred as a result of growth in the segment needed to meet the demands of hurricane-related work.
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
E&C Segment (Restated)

Revenues
Segment revenues for fiscal 2006 were $1,438.7 million as compared to $1,181.9 million in 2005. The $256.8 million increase or 21.7% is primarily attributable to:
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
Gross Profit and Gross Profit Percentage
Gross profit for the fiscal 2006 was $30.2 million or 2.1% of revenues compared to $107.0 million or 9.1% of revenues for fiscal 2005. This decrease is primarily attributable to:
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
Our E&C segment has recorded revenues to date of $62.4 million related to our significant unapproved change orders and claims as of August 31, 2006 on a percentage of completion basis. Substantially all of this revenue was recorded during fiscal 2006. The amounts included in our estimated total revenues at completion for these applicable projects are estimated to be a combined $82.3 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized. For further description of our accounting policy with regard to unapproved change orders and claims see “Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements” contained in Item 7 of this Amendment No. 1.
Pre-tax income (loss) before other items

Pre-tax income (loss) before other items for fiscal year 2006 was ($8.3) million or (0.6%) of revenues as compared to $70.2 million or 5.9% of revenues for fiscal year 2005. The $78.5 million decrease is primarily due to the decrease in gross profit discussed above, a decrease in interest earned on the $170.8 million of restricted cash for a domestic EPC project, as well as, a decrease in gains related to the sale of PTI in 2005.
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
Pre-tax income (loss) before other items
Pre-tax income before other items for fiscal year 2006 was $21.7 million or 2.4% of revenues as compared to $18.4 million or 2.5% of revenues for fiscal year 2005. The $3.3 million increase is primarily attributable to the changes in gross profit addressed above offset by an increase in general and administrative expenses to support our business growth.
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
F&M Segment (Restated)
Revenues
The increase in revenues of $91.9 million or 40% during fiscal 2006 as compared to fiscal 2005 is primarily attributable to significant new contract awards from the energy and chemical industries and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
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
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2006 was $67.3 million or 21.1% compared to $41.3 million or 18.2% for fiscal 2005. The increase in gross profit was primarily attributable to the increase in volume and better pricing of fabricated piping systems, increase in gross profit from bending machines sold and shipped, and better than anticipated gross profit from the domestic manufacturing and distribution business due the continued strong worldwide demand. The increase in gross profit percentage was offset by the presentation of intersegment project activity mentioned above.
Pre-tax income (loss) before other items
Pre-tax income before other items for fiscal year 2006 was $48.5 million or 15.2% of revenues as compared to $21.8 million or 9.6% of revenues for fiscal year 2005. The $26.7 million increase is due primarily to the changes in gross profit addressed above as well as a decrease in general and administrative expenses primarily due to legal and professional fees related to a customer-related claim.
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
Corporate
Pre-tax income (loss) before other items
The $25.2 million decrease in pre-tax loss before other items is due to a decrease in interest expense and a decrease in loss on the retirement of debt, which was partially offset by an increase in general and administrative expenses.

The decrease in interest expense reflects the decrease in our long-term debt, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005, which was partially offset by interest due to borrowings on our Credit Facility. Fiscal 2005 included a loss of $47.8 million on the retirement of debt.
General and administrative expenses increased by $26.7 million, or 47.2%, during fiscal 2006 compared to fiscal 2005 in order to support the increasing revenue base and level of business activity. Specific items that contributed to the increase in G&A expenses during fiscal 2006 included increased labor costs due to higher headcount primarily in accounting and finance, corporate functional and business development personnel, as well as, an increase in professional fees for audit and legal services related to the SEC informal inquiry and other business agreements. Also contributing to higher G&A in 2006 was our expensing of previously deferred third party financing costs and certain due diligence costs related to the proposed acquisition of a controlling interest in Westinghouse and an increase in employee compensation expense for the cost of stock options now accounted for under SFAS 123(R).
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
Segment Analysis
The analysis below has been restated to add the Section “Pre-tax income (loss) before other items” for each segment.
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
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for fiscal year 2005 was $54.6 million or 4.9% of revenues as compared to $86.9 million or 6.9% of revenues for fiscal year 2004. The $32.3 million decrease is due primarily to the changes in gross profit addressed above, partially offset by an increase in other income items.
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
E&C Segment (Restated)
Revenues
The increase of $142.8 million or 13.7% in segment revenues for fiscal 2005 compared to fiscal 2004 is due to several factors including:
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
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for fiscal year 2005 was $70.2 million or 5.9% of revenues as compared to ($55.4) million or (5.3%) of revenues for fiscal year 2004. The $125.6 million increase is primarily due to the change in gross profit discussed above. Additionally, other income in 2005 also included a $2.6 million gain on the sale of PTI and an increase in interest income on a higher average restricted cash balance in 2005. Business development costs, travel-related expenses and professional fees recorded in general and administrative expenses decreased compared to the prior year. These decreases were partially offset by an increase of approximately $1.5 million in stock-based compensation.
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
Pre-tax income (loss) before other items
Pre-tax income before other items for fiscal year 2005 was $18.4 million or 2.5% of revenues as compared to $19.1 million or 3.7% of revenues for fiscal year 2004. The $0.7 million decrease is primarily attributable to the changes in gross profit addressed as well as an increase in general and administrative expenses to support our business growth.
Backlog
Backlog decreased $222.1 million since August 31, 2004. The decrease in backlog is due to progress on existing contracts primarily offset by the additional scope of work on the TVA nuclear restart project as discussed above and other project awards in the nuclear energy and chemical industries.
F&M Segment (Restated)
Revenues
The increase of $37.1 million or 19.5% during fiscal 2005 compared to fiscal 2004 was due to:
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
Gross Profit and Gross Profit Percentage
Gross profit for fiscal 2005 was $41.3 million or 18.2% compared to $30.6 million or 16.1% for fiscal 2004. The increase in gross profit and gross profit percentage was due to:
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

Pre-tax income (loss) before other items
Pre-tax income before other items for fiscal year 2005 was $21.8 million or 9.6% of revenues as compared to $10.2 million or 5.4% of revenues for fiscal year 2004. The $11.6 million increase is due primarily to the changes in gross profit addressed above. There was an increase in general and administrative expenses primarily due to legal and professional fees related to a customer-related claim; however, the increase was offset by an increase in other income items and a decrease in other expense items.
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
Corporate
The $29.9 million increase in pre-tax loss before other items is due to an increase in loss on the retirement of debt partially offset by a decrease in interest expense. Other income and expense for fiscal 2005 included a loss of $47.8 million on the retirement of debt compared to $1.3 million in fiscal 2004.
Interest expense was approximately $24.6 million for fiscal 2005, compared to approximately $35.4 million for fiscal 2004. The decrease from the prior year reflects the decrease in our debt since fiscal 2004, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal 2005 (see Note 9 of our consolidated financial statements). Interest income for fiscal 2005 increased primarily as a result of interest earned on a larger restricted and escrowed cash account compared to fiscal 2004.
General and administrative expenses were approximately $56.4 million in fiscal 2005 compared with approximately $56.1 million in fiscal 2004. Our general and administrative expenses for fiscal 2004 included amortization expense of $29.4 million related to the acceleration of amortization of certain retired software assets in the first quarter of fiscal 2004 as a result of a successful implementation of new software systems. The $0.3 million increase during fiscal 2005, excluding the $29.4 million of amortization in fiscal 2004, is due to an increase in the accrual of employee bonuses, an increase in costs supporting our Sarbanes-Oxley compliance initiatives and an increase in the legal and consulting fees associated with the informal inquiry by the SEC, class action litigation and contract disputes and stock-based compensation expense.
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
The following table sets forth the cash flows (in thousands) (Restated):

	Year Ended August 31, (1) (2)
	2006	2005	2004
Cash flow provided by (used in) operations	$(95,471)	$56,646	$(23,728)
Cash flow provided by (used in) investing	67,271	(126,462)	(32,434)
Cash flow provided by (used in) financing	121,697	24,095	(30,556)
Cash from consolidation of variable interest entities	2,290	1,343	879
Effect of foreign exchange rate changes on cash	2,271	(1,194)	(1,519)

Note (1): As part of this Amendment No. 1, we reclassified within the statement of cash flows approximately $20 million of net cash outflows for fiscal 2006 and $11 million for fiscal 2005 from cash used in financing activities to cash used in operating activities, which relates primarily to (i) a return on investment to a minority partner interest in a joint venture that is more reflective of cash used in operating activities and (ii) payments of financed insurance premiums which are more reflective of cash used in operating activities. We also reclassified within the statement of cash flows approximately $1.6 million of net cash outflows for fiscal 2006 from cash used in operating activities to cash used in financing activities, which reclassification relates primarily to cash used to purchase treasury stock for federal income tax withholding associated with stock based compensation. The Explanatory Note on page 3 of this Amendment No. 1 and Notes 1 and 25 to our consolidated financial statements in Item 8 of this report addresses the impact of the changes associated with this Amendment No. 1.
Note (2): The financial statements included in this Amendment No. 1, for each of the fiscal years ended August 31, 2005 and 2004, include a restatement previously reflected in the Original Form 10-K Filing to correct for an error in the accounting for share-based compensation expense relating to certain stock options awarded in 2000. The financial statements included in this Amendment No. 1, for each of the fiscal years ended August 31, 2005 and 2004, also include a restatement previously reflected in the Original Form 10-K Filing to correct for errors in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of Shaw UK’s (a foreign subsidiary of The Shaw Group Inc.) defined benefit plan. The Explanatory Note on page 3 of this Amendment No.1 and Notes 1 and 25 to our consolidated financial statements in Item 8 of this Amendment No.1 addresses the impact of the changes, on fiscal years 2005 and 2004, associated with the restatement of our financial statements for fiscal years 2005 and 2004 that were previously included in the original filing of the 2006 Form 10-K.
Operating Cash Flow (Restated)
Net operating cash flows decreased by $152.1 million during the year ended August 31, 2006 compared to the same period in fiscal 2005. The decrease is due primarily to providing hurricane disaster recovery work. Subsequent to August 31, 2006, we received payments from our customers related to hurricane disaster recovery work totaling $198.3 million. In executing our disaster recovery work associated with Hurricanes Katrina and Rita, we experienced payment terms with subcontractors generally shorter than historical levels reflecting a tight market for delivery of services and supplies into the disaster affected area. In contrast, we have experienced significantly slower historical receipts for our services as final contract terms are resolved with customers and our state and local government customers await federal relief funds. The extended periods to collect payment for our services combined with a significant increase in the volume of work on these disaster relief efforts have resulted in a use of cash and reduction in operating cash flows during the fiscal year. The decrease in net operating cash flows in fiscal 2006 was also impacted by the disbursement of funds associated with one project in the U.S., which achieved substantial completion during the third quarter of fiscal year 2006. Additionally, we recorded claims and unapproved charge orders on certain projects that were being executed in 2006 in our E&C segment which will not result in cash inflows until those projects are completed and the final contractual terms are mutually agreed. Partially offsetting these decreases were cash receipts related to claims recovery of approximately $67.7 million.
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
Net operating cash flows increased by $80.4 million from fiscal 2004 to fiscal 2005. The increase in fiscal 2005 was primarily due to net income, losses on retirement of debt and significant cash that was provided by settlements on various claims and the receipt of proceeds from a domestic energy project partially offset by a decrease in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts.
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
Financing Cash Flow (Restated)
Net financing cash flows increased $97.6 million from fiscal 2005 fiscal 2006. Higher amounts of cash were provided by net proceeds from our revolving credit agreements during the first half of fiscal 2006 as compared to the first half of fiscal 2005.
Net financing cash flows increased $54.7 million from fiscal 2004 to fiscal 2005. Significant amounts of cash were provided by our stock offerings that occurred during fiscal 2005 and fiscal 2004, which were used to redeem a majority of our Senior Notes and LYONs during fiscal 2005 and 2004, respectively. We also had proceeds of $41.2 million from our credit facilities during fiscal 2005.
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
See Note 9 to our consolidated financial statements in Item 8 of this Amendment No. 1 report for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of August 31, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 9 of the notes to our consolidated financial statements in Item 8 of this Amendment No. 1.

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
As of August 31, 2006, we were in compliance with the covenants contained in the Credit Facility. See Note 9 to our consolidated financial statements in Item 8 of this Amendment No. 1 for a more detailed description of our covenants.
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

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit -Domestic and Foreign	$323.2	$24.2	$253.6	$42.4	$3.0
Surety bonds	438.2	209.4	206.2	—	22.6

Total Commercial Commitments	$761.4	$233.6	$459.8	$42.4	$25.6

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to August 31, 2006.
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
For a discussion of long-term debt and a discussion of contingencies and commitments, see Notes 9 and 14, respectively, to our consolidated financial statements in Item 8 of this Amendment No. 1.
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
Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements
This section is restated to add the content under Revenue Recognition – EPC Contract Segmenting below.
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
Revenue Recognition – EPC Contract Segmenting
Certain EPC contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts that meet the criteria in American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenues recorded in our F&M segment under this policy are based on our current prices and terms for such services to third party customers. This policy may result in different rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.
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

Item 8. Financial Statements and Supplementary Data (Restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Shaw Group Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of August 31, 2006, because of the effect of material weaknesses in internal control over financial reporting as described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified and included in management’s assessment. The Company identified a misapplication of generally accepted accounting principles pursuant to the requirements of Accounting Principles Board Opinion No. 25 whereby the Company’s controls to determine the initially recognized measurement date for stock options issued in 2000 did not detect during the financial statement close process that all criteria for a measurement date had not been met resulting in a restatement of prior periods, a calculation error in revenue recognition for a contract whereby an input error in a contract worksheet was not detected in the financial statement close process resulting in a restatement of prior periods, and a misapplication of generally accepted accounting principles pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 46(R) whereby the minority interest of a consolidated entity was misstated, resulting in a restatement of prior periods.
Subsequent to our report dated October 27, 2006, the following additional material weaknesses have been identified and included in management’s assessment. The Company identified a material weakness arising from the internal control over financial reporting within its E&C segment, which resulted from a lack of emphasis on internal controls and procedures and from inadequate communication of project concerns on a timely basis, a material weakness resulting from the insufficient design of policies and procedures to ensure reasonable estimates are maintained and reported on contracts within its E&C segment with total revenue of less than $50 million, and a material weakness resulting from insufficient accounting resources to properly analyze, record, and disclose accounting matters that caused the restatement of the Company’s consolidated statements of cash flows and certain disclosures included in the accompanying Form 10-K/A for the year ended August 31, 2006.
All of the material weaknesses described above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated October 27, 2006, except for the effects of the restatements to the consolidated statements of cash flows and as described in paragraphs 4, 5, and 6 of Note 1, as to which the date is September 13, 2007, on those financial statements.
In our opinion, management’s assessment that The Shaw Group Inc. and subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Shaw Group Inc. and subsidiaries have not maintained effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.
In our previous report dated October 27, 2006, we expressed an unqualified opinion on management’s previous assessment that The Shaw Group Inc. and subsidiaries did not maintain effective internal control over financial reporting as of August 31, 2006, and an adverse opinion on internal control over financial reporting as of August 31, 2006, because of the effects of the material weaknesses described above and in management’s previous assessment.
/s/ Ernst & Young LLP
New Orleans, Louisiana
October 27, 2006, except for the
effects of the material weaknesses
described in the seventh paragraph above,
as to which the date is September 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries (the Company) as of August 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been restated. As also discussed in Note 1 to the consolidated financial statements, effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Shaw Group Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 27, 2006, except for the effects of the material weaknesses described in the seventh paragraph, as to which the date is September 13, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on, the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
New Orleans, Louisiana
October 27, 2006, except for the effects
of the restatements to the consolidated
statements of cash flows and as described
in paragraphs 4, 5 and 6 of Note 1,
as to which the date is
September 13, 2007

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$154,837	$56,779
Restricted and escrowed cash	43,409	171,900
Accounts receivable, including retainage, net	740,920	418,035
Inventories	101,337	97,684
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	455,819	395,124
Deferred income taxes	83,085	90,600
Prepaid expenses	8,407	6,280
Assets held for sale	5,230	9,520
Other current assets	85,616	27,131

Total current assets	1,678,660	1,273,053
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	52,048	34,871
Property and equipment:
Transportation equipment	15,882	11,351
Furniture, fixtures and software	99,945	89,771
Machinery and equipment	138,468	125,790
Buildings and improvements	63,456	51,542
Assets acquired under capital leases	8,382	5,731
Land	6,612	5,779
Construction in progress	8,906	9,623

Total property, plant, and equipment	341,651	299,587

Less: accumulated depreciation	(166,220)	(142,051)

Net property, plant, and equipment	175,431	157,536

Goodwill	506,592	506,453
Other assets	116,403	116,975

	$2,529,134	$2,088,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483,002	$326,976
Accrued liabilities	211,162	163,651
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	316,674	274,198
Contract liability adjustments	3,361	6,936
Deferred revenue — prebilled	14,772	8,357
Current maturities of long-term debt	4,351	4,135
Short-term revolving lines of credit	5,526	6,367
Current portion of obligations under capital leases	1,811	1,854

Total current liabilities	1,040,659	792,474
Long-term revolving line of credit	145,517	40,850
Long-term debt, less current maturities	24,584	21,718
Obligations under capital leases, less current portion	3,433	2,973
Deferred income taxes	18,664	21,518
Other liabilities	39,662	46,962
Minority interest	13,408	15,240
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 85,866,727 and 84,289,004 shares issued, respectively; and 80,475,928 and 78,957,349 shares outstanding, respectively	1,074,106	1,044,903
Retained earnings	295,962	245,112
Accumulated other comprehensive loss	(25,363)	(31,752)
Unearned stock-based compensation	—	(11,197)
Treasury stock 5,390,799 and 5,331,655 shares, respectively	(101,498)	(99,913)

Total shareholders’ equity	1,243,207	1,147,153

	$2,529,134	$2,088,888

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004
		(Restated)	(Restated)
Revenues	$4,775,615	$3,262,328	$3,014,709
Cost of revenues	4,446,143	2,969,658	2,794,021

Gross profit	329,472	292,670	220,688
General and administrative expenses	226,244	190,252	217,214

Operating income	103,228	102,418	3,474
Interest expense	(19,059)	(29,225)	(38,190)
Interest income	5,877	5,571	1,718
Loss on retirement of debt	—	(47,772)	(1,325)
Foreign currency transaction gains (losses), net	(961)	919	(2,702)
Other income (expense), net	(1,380)	6,870	1,523

	(15,523)	(63,637)	(38,976)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	87,705	38,781	(35,502)
Provision (benefit) for income taxes	20,540	17,784	(14,599)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	67,165	20,997	(20,903)
Minority interest	(15,680)	(7,243)	(9,162)
Earnings (losses) from unconsolidated entities, net of taxes	1,513	3,809	2,578

Income (loss) from continuing operations	52,998	17,563	(27,487)
Income (loss) from discontinued operations, net of taxes:

Income (loss) from discontinued operations	(1,144)	(1,943)	(2,593)
Gain (impairment) of discontinued operations	(1,004)	356	(2,995)

Income (loss) from discontinued operations, net of taxes	(2,148)	(1,587)	(5,588)

Net income (loss)	$50,850	$15,976	$(33,075)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.68	$0.25	$(0.47)
Income (loss) from discontinued operations, net of taxes	(0.03)	(0.02)	(0.10)

Net income (loss)	$0.65	$0.23	$(0.57)

Diluted:
Income (loss) from continuing operations	$0.66	$0.25	$(0.47)
Income (loss) from discontinued operations, net of taxes	(0.03)	(0.02)	(0.10)

Net income (loss)	$0.63	$0.23	$(0.57)

Weighted average shares outstanding:
Basic	78,791	68,673	58,005
Diluted:
Stock options	1,168	921	—
LYONs Convertible Debt	10	—	—
Restricted stock	320	198	—

Total	80,289	69,792	58,005

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

						Accumulated
	Common			Treasury	Unearned	Other		Total
	Stock	Treasury	Common	Stock	Stock-Based	Comprehensive	Retained	Shareholders’
	Shares	Stock Shares	Stock Amount	Amount	Compensation	Income (Loss)	Earnings	Equity
Balance, August 31, 2003 (Restated)	43,121,871	(5,331,655)	$514,348	$(99,913)	$(216)	$(20,540)	$262,211	$655,890
Net income (loss)	—	—	—	—	—	—	(33,075)	(33,075)
Other comprehensive income:
Foreign translation adjustments	—	—	—	—	—	2,938	—	2,938
Change in unrealized net gain (losses) on hedging activities, net of tax expense of $2	—	—	—	—	—	222	—	222
Reduction in pension liability, not yet recognized in net periodic pension expense, net of tax of $936	—	—	—	—	—	2,223	—	2,223

Comprehensive income (loss)	—	—	—	—	—	—	—	(27,692)
Shares issued in public equity offerings	25,346,000	—	245,966	—	—	—	—	245,966
Exercise of options	38,750	—	191	—	—	—	—	191
Tax benefit on exercise of options	—	—	49	—	—	—	—	49
Stock-based compensation	594,872	—	7,723	—	(7,723)	—	—	—
Stock option compensation (Note 25)	—	—	3,800	—	—	—	—	3,800
Amortization of stock-based compensation	—	—	—	—	1,867	—	—	1,867

Balance, August 31, 2004 (Restated)	69,101,493	(5,331,655)	$772,077	$(99,913)	$(6,072)	$(15,157)	$229,136	$880,071
Net income (loss)	—	—	—	—	—	—	15,976	15,976
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(3,872)	—	(3,872)
Change in unrealized net gains (losses) on hedging activities, net of tax expense of $5	—	—	—	—	—	(210)	—	(210)
Additional pension liability, not yet recognized in net periodic pension expense, net of tax of $—	—	—	—	—	—	(12,513)	—	(12,513)

Comprehensive income (loss)	—	—	—	—	—	—	—	(619)
Shares issued in public equity offerings	14,067,500	—	260,270	—	—	—	—	260,270
Exercise of options	378,715	—	3,248	—	—	—	—	3,248
Tax benefit on exercise of options	—	—	563	—	—	—	—	563
Stock-based compensation	741,296	—	9,445	—	(9,134)	—	—	311
Stock option compensation (Note 25)	—	—	(700)	—	—	—	—	(700)
Amortization of stock-based compensation	—	—	—	—	4,009	—	—	4,009

Balance, August 31, 2005 (Restated)	84,289,004	(5,331,655)	$1,044,903	$(99,913)	$(11,197)	$(31,752)	$245,112	$1,147,153
Net income (loss)	—	—	—	—	—	—	50,850	50,850
Other comprehensive income:	—	—	—	—	—	—	—	—
Foreign translation adjustments	—	—	—	—	—	(495)	—	(495)
Change in unrealized net gains (losses) on hedging activities, net of tax expense of $5	—	—	—	—	—	(7)	—	(7)
Decrease in pension liability, not yet recognized in net periodic pension expense, net of tax of $—	—	—	—	—	—	6,891	—	6,891

Comprehensive income (loss)	—	—	—	—	—	—	—	57,239
Exercise of options	1,168,023	—	18,675	—	—	—	—	18,675
Tax benefit on exercise of options	—	—	4,583	—	—	—	—	4,583
Stock-based compensation	409,700	(59,144)	24,463	(1,585)	(7,321)	—	—	15,557
Reclassification of unearned compensation due to the adoption of FAS 123R	—	—	(18,518)	—	18,518	—	—	—

Balance, August 31, 2006	85,866,727	(5,390,799)	$1,074,106	$(101,498)	$—	$(25,363)	$295,962	$1,243,207

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Cash flows from operating activities:
Net income (loss)	$50,850	$15,976	$(33,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,397	31,183	60,002
Impairment of discontinued operations	1,004	—	2,995
Provision (benefit) for deferred income taxes	3,610	11,573	(12,969)
Stock-based compensation expense	18,277	4,321	5,938
Accretion of interest on discounted long-term debt	40	264	2,136
Amortization of deferred debt issue costs	1,084	3,448	4,509
Amortization of contract adjustments	(3,575)	(11,098)	(15,204)
Provision for uncollectible accounts receivable	10,285	2,655	8,368
(Earnings) losses from unconsolidated entities, net of taxes	(1,513)	(3,809)	(2,578)
Impairment of assets	5,130	—	—
Distributions from unconsolidated entities	1,956	—	—
Foreign currency transaction (gains) losses, net	961	(919)	2,702
Loss on retirement of debt	—	47,772	1,325
Write-off of claims receivable	48,155	—	—
Minority interest	14,901	3,915	5,455
Payments for financed insurance premiums	(9,765)	(10,582)	(8,892)
Return on capital to joint venture partner	(12,210)	—	—
Other	(779)	(2,555)	(1,490)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(318,063)	30,067	(9,007)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(96,425)	(20,523)	(147,555)
(Increase) decrease in inventories	(4,036)	(17,616)	12,480
(Increase) decrease in other current assets	(40,172)	11,697	3,965
(Increase) decrease in prepaid expenses	(2,452)	4,292	14,781
(Increase) decrease in other assets	(18,913)	(8,509)	(14,019)
Increase (decrease) in accounts payable	129,064	4,206	(5,600)
Increase (decrease) in accrued liabilities	48,509	3,842	6,890
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	39,742	(82,049)	96,019
Increase (decrease) in deferred revenue-prebilled	5,293	2,359	(5,332)
Increase (decrease) in other long-term liabilities	174	36,736	4,428

Net cash provided by (used in) operating activities	(95,471)	56,646	(23,728)
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash surrendered	1,242	14,108	—
Purchases of businesses, net of cash received	(720)	—	(23,847)
Purchase of property and equipment	(48,887)	(30,201)	(31,507)
Investment in and advances to unconsolidated entities and joint ventures	(19,244)	(13,335)	(8,426)
Distributions from unconsolidated entities	3,785	14,930	7,538
Acquisition costs	(2,188)	—	—
Deposits in escrowed cash for repurchase of LYONs	—	—	(23,229)
Withdrawal from escrowed cash for repurchase of LYONs	—	—	23,229
Cash received from restricted and escrowed cash	193,722	212,474	168,196
Cash deposited into restricted and escrowed cash	(65,230)	(327,800)	(166,734)
Proceeds from sale of property and equipment	4,791	3,362	2,588
Proceeds from sale of assets held for sale	—	—	5,662
Proceeds from the sale of investment in an unconsolidated entity	—	—	9,000
Maturities of marketable securities, held to maturity	—	—	5,096

Net cash provided by (used in) investing activities	67,271	(126,462)	(32,434)
Cash flows from financing activities:
Purchase of treasury stock	(1,584)	—	—
Repayment of debt and capital leases	(4,878)	(279,828)	(276,904)
Proceeds from issuance of debt	5,305	3,726	1,724
Deferred credit costs	(2,072)	(4,886)	(2,551)
Issuance of common stock	18,664	263,849	246,157
Tax benefits from stock based compensation	2,433	—	—
Proceeds from revolving credit agreements	1,361,055	463,551	1,018
Repayments of revolving credit agreements	(1,257,226)	(422,317)	—

Net cash provided by (used in) financing activities	121,697	24,095	(30,556)

Cash from variable interest entities	2,290	1,343	879
Effects of foreign exchange rate changes on cash	2,271	(1,194)	(1,519)

Net increase (decrease) in cash and cash equivalents	98,058	(45,572)	(87,358)
Cash and cash equivalents — beginning of year	56,779	102,351	189,709

Cash and cash equivalents — end of year	$154,837	$56,779	$102,351

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$19,404	$40,206	$31,325

Income taxes	$4,035	$5,133	$1,220

Noncash investing and financing activities:
Issuance of restricted stock	$15,908	$9,445	$7,723

Financed insurance premiums	$10,068	$11,034	$6,266

Transfer of acquired accounts receivables to seller — EDS acquisition	$—	$—	$4,000

Receivable for working capital adjustment — Badger Acquisition	$—	$—	$1,800

Property and equipment acquired through issuance of debt	$2,716	$—	$603

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
Note 1 — Summary of Significant Accounting Policies
Restatement of historical financial statements
On October 31, 2006, The Shaw Group Inc. (“Shaw”, “we”, “us”, and “our”) filed with the U.S. Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 (“Original Form 10-K Filing”). In conjunction with a review of the Original Form 10-K, the Staff of the SEC issued a series of comment letters in which, among other things, the Staff commented on the presentation of certain items in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As a result of the SEC comment letters, we decided to amend our Original Form 10-K Filing. Additionally, on August 1, 2007, we filed a Current Report on Form 8-K stating that (1) we would be amending our Original Form 10-K Filing to, among other things, correct an error on an ongoing U.S. gulf coast Engineering, Procurement, and Construction (“EPC”) petrochemical project, (2) the financial statements contained in our Original Form 10-K Filing should no longer be relied upon, and (3) our earnings and press releases and similar communications should no longer be relied upon to the extent that they are related to our 2006 financial statements.
We conducted a management review and a separate independent review requested by the Audit Committee of our Board of Directors relating to the accounting for the ongoing EPC project. As a result of these reviews, we concluded that the financial results for the fiscal year ended August 31, 2006 contained two offsetting errors relating to the EPC project, thus resulting in no financial statement impact for the fiscal year ended August 31, 2006. Nevertheless, the items identified by the SEC in their comment letters required that the Original Form 10-K Filing be amended. Accordingly, adjustments have been made to the 2006, 2005 and 2004 consolidated financial and other information contained in the Original Form 10-K Filing, which are reflected in this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to restate for these items and certain other matters.
Our previously reported financial statements in our Original Form 10-K Filing have been adjusted for certain items summarized as follows:
•	In the Consolidated Statement of Cash Flows, we reclassified $9.8 million, $10.6 million, and $8.9 million for the years ended 2006, 2005 and 2004 of cash used to repay financed insurance premiums from Financing Activities to Operating Activities, as we believe the repayment of financed insurance premiums is more reflective of cash used in Operating Activities than cash used in Financing Activities as previously reported;

•	We have amended our Consolidated Statement of Cash Flows to reclassify $12.2 million for the year ended 2006 representing return on capital to a joint venture partner, from Financing Activities to Operating Activities as we concluded such activity is more reflective of cash used in operating activities;

•	In the Consolidated Statements of Cash Flows, we reclassified $1.6 million for the year ended 2006 of cash used to purchase treasury stock for federal income tax withholding associated with stock based compensation from Operating Activities to Financing Activities as we concluded such activity is more reflective of cash used in financing activities; and

•	Consolidated Statement of Shareholders’ Equity is revised to change the disclosure of the tax amount in Other Comprehensive Income related to the decrease in pension liability, not yet recognized in net periodic pension expense.

The impact of this restatement on our previously reported consolidated statements of cash flows for the years ended August 31, 2006, 2005 and 2004 are indicated in the table below (in thousands):

For the year ended	Previously
August 31, 2006	Reported	Adjustments	Restated
Net cash provided by (used in):
Operating activities	$(75,080)	$(20,391)	$(95,471)
Investing activities	67,271	—	67,271
Financing activities	101,306	20,391	121,697
Net change in cash and cash equivalents	98,058	—	98,058

For the year ended	Previously
August 31, 2005	Reported	Adjustments	Restated
Net cash provided by (used in):
Operating activities	$67,228	$(10,582)	$56,646
Investing activities	(126,462)	—	(126,462)
Financing activities	13,513	10,582	24,095
Net change in cash and cash equivalents	(45,572)	—	(45,572)

For the year ended	Previously
August 31, 2004	Reported	Adjustments	Restated
Net cash provided by (used in):
Operating activities	$(14,836)	$(8,892)	$(23,728)
Investing activities	(32,434)	—	(32,434)
Financing activities	(39,448)	8,892	(30,556)
Net change in cash and cash equivalents	(87,358)	—	(87,358)
Certain disclosures in the Notes to Consolidated Financial Statements have also been restated to reflect the following changes:
•	Note 26 – Condensed Consolidating Financial Information reflects the following: 1) the reclassification of an entity from Guarantor Subsidiaries to Non-Guarantor Subsidiaries; 2) the reclassification of certain taxes between Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and 3) correction of certain other items (these reclassifications and corrections had no impact on our consolidated results of operations or financial position);

•	In Note 15 – Business Segments, Operations by Geographic Region and Major Customers, we reclassified revenues of $18.2 million, $26.1 million and $9.7 million for the years ended 2006, 2005 and 2004 previously reported in the E&C segment to the F&M segment. This reclassification of revenues between the two segments resulted in changes to previously reported revenues and gross profit percentages for the F&M and E&C segments, but had no effect on our consolidated revenues, gross profit or net income;

•	We have amended Note 14 – “Contingencies and Commitments” to disclose our entry into an indemnity agreement during fiscal 2006 with a third party surety to guarantee the payment and performance bonds on behalf of construction entities performing service on military housing privatization projects by us and our joint venture partner. As of August 31, 2006, we have not recorded an asset or liability relating to the indemnity agreement;

•	Note 17 – Employee Benefit Plans reflects the following: (1) revision of certain amounts for a change in the US dollar versus UK pound exchange rate used for conversion, and (2) gross up of pension assets and liabilities for amounts that were previously disclosed as net amounts; and

•	Note 26 – Condensed Consolidating Financial Information includes additional clarification that each guarantor subsidiary is 100% owned by Shaw.
This Amendment No. 1 had no impact on the calculations of our bank debt covenants for any quarterly or annual period. However, this restatement has, in fact, contributed to the delay in filing the fiscal 2007 quarterly reports on Forms 10-Q, which required us to obtain waivers from our banks.
Except for the foregoing amended and restated information, there have been no changes to the consolidated financial statements and notes. The disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Form 10-K Filing, or to modify or update those disclosures affected by subsequent events.
Prior Period Data Previously Restated
The financial statements included in this Amendment No. 1, for each of the fiscal years ended August 31, 2005 and August 31, 2004, reflect a prior restatement to correct for an error in the accounting for share-based compensation expense relating to certain stock options awarded in 2000 and to reflect a restatement to correct for errors in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of Shaw UK’s (a foreign subsidiary of The Shaw Group Inc.) defined benefit plan. The impact of these errors are as follows:
•	correction of an error in the accounting for share-based compensation expense relating to certain stock options awarded in 2000, that resulted in additional net aggregate share-based compensation expense for fiscal years from 2001 through 2005 of approximately $21.3 million ($16.2 million net of tax); and

•	correction of an error in the accounting for periodic pension service cost in relation to the minimum liability for the unfunded accumulated benefit obligation of one of our defined benefit plans, that resulted in an aggregate amount of periodic pension service cost and net income for fiscal years from 2003 through 2005 of approximately $2.5 million.
The prior restatement is discussed in detail in Note 25, including the specific amounts and accounts restated each year.
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
We operate primarily in the U.S., with foreign operations worldwide. Our services and products include consulting, project design, engineering and procurement, piping system fabrication, industrial construction and maintenance, facilities management and environmental remediation. Our operations are conducted primarily through 100 percent owned subsidiaries and joint ventures.

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
Revenue Recognition – EPC Contract Segmenting
Certain EPC contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts that meet the criteria in American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenues recorded in our F&M segment under this policy are based on our current prices and terms for such services to third party customers. This policy may result in different rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.
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
Credit Facilities and Revolving Lines of Credit
Subsequent to August 31, 2006, we entered into Amendment IV which increased our Credit Facility from $750.0 million to $850.0 million and increased our sublimits for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007 and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010. See Note 24 — Subsequent Events for a discussion of bonds issued in connection with our October 2006, investment in Westinghouse.

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
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	At August 31,
		2005
	2006	(Restated)
Assets:
Contract adjustments and accrued contract losses	$1,333	$3,697
Deferred revenues	217	681
Receivables	5,734	5,806
Net operating loss and tax credit carryforwards	96,877	99,580
Other expenses not currently deductible	8,014	6,848
Compensation related expenses	38,993	37,413
Tax basis of inventory in excess of book basis	425	438
Less: valuation allowance	(13,170)	(25,712)

Total assets	138,423	128,751
Liabilities:
Goodwill	(33,370)	(26,601)
Property, plant and equipment	(25,669)	(20,878)
Employee benefits and other expenses	(14,963)	(12,190)

Total liabilities	(74,002)	(59,669)

Net deferred tax assets	$64,421	$69,082

Income (loss) before provision (benefit) for income taxes was as follows (in thousands):

	For the Year Ended August 31,
		2005	2004
	2006	(Restated)	(Restated)
Domestic	$50,554	$32,466	$(48,132)
Foreign	37,151	6,315	12,630

Total	$87,705	$38,781	$35,502

The provision (benefit) for income taxes was as follows (in thousands):

	For the Year Ended August 31,
		2005	2004
	2006	(Restated)	(Restated)
Current — foreign	$2,221	$536	$220
Deferred	12,070	13,704	(15,844)
Current — domestic	6,249	3,544	1,025

Total	$20,540	$17,784	$(14,599)

The provision (benefit) for income taxes relates to the following statement of operations captions (in thousands):

	For the Year Ended August 31,
		2005	2004
	2006	(Restated)	(Restated)
Provision (benefit) for income taxes	$20,540	$17,784	$(14,599)
Earnings from unconsolidated subsidiaries	1,529	2,709	2,880
Loss from discontinued operations	(716)	(517)	(3,736)
Impairment from discontinued operation	(449)	—	—

Total provision (benefit) for income taxes	$20,904	$19,976	$(15,455)

We paid no federal income taxes in the years ended August 31, 2006, 2005 and 2004 primarily due to taxable losses for the years ended August 31, 2005 and 2004 and the utilization of operating losses resulting from the Stone & Webster acquisition in 2001 and the IT Group acquisition in 2002.
A reconciliation of federal statutory and effective income tax rates for the years ended August 31 was as follows:

		2005	2004
	2006	(Restated)	(Restated)
Statutory rate	35%	35%	(35)%
State taxes provided	3	3	(4)
Foreign income taxed at different rates	(5)	(10)	(13)
Work Opportunity Tax Credit and foreign tax credits	(6)	(7)	(1)
Valuation allowance	(9)	30	18
Minority interest	(5)	(7)	(9)
Compensation and stock options	5	3	—
Meals, entertainment and other	5	(1)	2

	23%	46%	(42)%

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
During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a second series of military housing privatization projects being built by Shaw and our joint venture partner. This guarantee supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base, and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liability for the performance of the bonded construction work up to a maximum of $30 million. However, each partner’s individual maximum liability is capped at $15 million.
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
Business Segment Data
The following table presents information about segment profit and assets (in millions) (Restated):

	E&C	Maintenance	E&I	F&M	Corporate	Total
Fiscal 2006
Revenues from external customers	$1,438.7	$898.6	$2,119.3	$319.0	$—	$4,775.6
Intersegment revenues	0.9	4.2	2.5	0.1	—	7.7
Interest income	4.6	—	1.1	0.1	0.1	5.9
Interest expense	1.1	—	0.2	0.8	16.9	19.0
Depreciation and amortization	7.0	1.3	9.3	5.1	10.6	33.3
Income (loss) before income taxes	(8.3)	21.7	126.8	48.5	(101.0)	87.7
Earnings (losses) from unconsolidated entities	0.9	—	2.3	(1.7)	—	1.5

	E&C	Maintenance	E&I	F&M	Corporate	Total
Goodwill	262.2	42.0	186.9	15.5		506.6
Total assets	717.2	111.0	894.2	359.7	1,086.7	3,168.8
Investment in and advances to equity method investees	0.8	—	40.5	—	—	41.3
Purchases of property and equipment	18.2	2.8	15.6	5.7	6.3	48.6
Increases (decreases) in other assets, long-term, net	(3.9)	0.2	—	0.1	3.0	(0.6)

	E&C	Maintenance	E&I	F&M	Corporate	Total
Fiscal 2005
Revenues from external customers	$1,181.9	$733.2	$1,120.1	$227.1	$—	$3,262.3
Intersegment revenues	0.9	4.0	1.4	1.3	—	7.6
Interest income	4.6	—	0.7	0.3	—	5.6
Interest expense	2.6	0.6	0.9	0.5	24.6	29.2
Depreciation and amortization	5.7	2.3	8.8	4.7	9.7	31.2
Income (loss) before income taxes	70.2	18.4	54.6	21.8	(126.2)	38.8
Earnings (losses) from unconsolidated entities	0.2	—	3.9	(0.7)	0.4	3.8
Goodwill	262.1	42.4	186.9	15.1	—	506.5
Total assets	690.4	53.3	402.7	241.6	1,326.0	2,714.0
Investment in and advances to equity method investees	0.3	—	23.3	0.8	—	24.4
Purchases of property and equipment	5.0	0.4	16.4	4.3	4.1	30.2
Increases (decreases) in other assets, long-term, net	(6.9)	0.2	(5.3)	(1.5)	(7.3)	(20.8)

Fiscal 2004
Revenues from external customers	$1,039.1	$517.3	$1,268.3	$190.0	$—	$3,014.7
Intersegment revenues	5.5	0.7	0.9	1.2	—	8.3
Interest income	0.8	—	0.2	0.3	0.4	1.7
Interest expense	1.8	0.6	0.3	0.1	35.4	38.2
Depreciation and amortization	6.7	2.3	11.8	5.0	34.2	60.0
Income (loss) before income taxes	(55.4)	19.1	86.9	10.2	(96.3)	(35.5)
Earnings (losses) from unconsolidated entities	—	—	4.1	(1.4)	(0.1)	2.6
Goodwill	276.1	42.7	189.1	14.9	—	522.8
Total assets	730.1	42.0	582.9	276.8	461.5	2,093.3
Investment in and advances to equity method investees	—	—	16.5	4.9	(2.3)	19.1
Purchases of property and equipment	7.5	0.4	13.7	1.9	8.0	31.5
Increases (decreases) in other assets, long-term, net	(0.3)	—	14.8	(0.2)	(3.6)	10.7
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
Defined Benefit Plans
Our subsidiaries in the U.K. and Canada have defined benefit plans covering their employees. All three plans are closed to new entrants. The first U.K. plan is a salary-related plan for certain employees who contribute 7% of their salary. Our contribution depends on length of service, the employee’s estimated salary at retirement, and the earnings of the plan’s investments. The second U.K. plan also is contributory and the benefits are based primarily on years of service and the average of each employee’s highest consecutive three years pension qualified salary during the employee’s last ten years of service. The Canadian plan is noncontributory, and the benefits are based primarily on years of service and employee’s career average pay. Our policy is to make contributions for current service costs plus minimum special payments for unfunded liability and solvency. For the years ended August 31, 2006, 2005, and 2004, we recognized expense of approximately, $6.3 million, $6.0 million and $6.3 million, respectively, related to these plans.
At August 31, 2006 and 2005, we had minimum pension plan liabilities of $28.8 million and $33.4 million, respectively, for our three defined benefit plans. The change in the minimum pension plan liabilities is due primarily to changes in discount rate assumptions. This liability is required to be recognized on our balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan’s assets. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” the decrease in the minimum liability is recorded through a direct charge to shareholders’ equity and is, therefore, reflected, net of tax, as a component of comprehensive income in the consolidated statements of shareholders’ equity. The decrease in our minimum pension liabilities from fiscal 2006 to fiscal 2005 of $4.6 million is due primarily to an increase in the discount rate assumptions during fiscal 2006.
The following table sets forth the pension cost for the defined benefit plans we have sponsored and the plans’ funded status as of August 31, 2006, 2005, and 2004 in accordance with the provisions of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106” (in thousands):

	For The Year Ended August 31,
		2005	2004
	2006 (Restated)	(Restated)	(Restated)
Change in Projected Benefit Obligation
Projected benefit obligation at the start of the year	$144,240	$116,712	$99,609
Service cost	2,884	2,664	2,499
Interest cost	7,011	6,738	6,099
Prior Service Cost	—	767	1,326
Members’ contributions	863	910	1,013
Actuarial loss (gain)	(1,210)	22,301	(1,228)
Benefits paid	(6,253)	(6,110)	(5,241)
Foreign currency exchange rate changes	9,679	258	12,635

Projected benefit obligation at the end of the year	157,214	144,240	116,712

	For The Year Ended August 31,
		2005	2004
	2006 (Restated)	(Restated)	(Restated)
Change in Plan Assets
Fair value of the assets at the start of the year	$101,335	$87,273	$73,977
Actual return on plan assets	7,537	14,755	4,793
Employer contributions	5,704	3,944	3,469
Employee contributions	863	910	1,013
Benefits paid	(6,253)	(6,110)	(5,241)
Foreign currency exchange rate changes	7,125	563	9,262

Fair value of the assets at the end of the year	116,311	101,335	87,273

Funded status	(40,903)	(42,905)	(29,439)
Unrecognized net loss	43,225	45,350	33,554
Adjustment to recognize minimum liability	(28,812)	(33,369)	(20,754)

Accrued benefit cost	$(26,490)	$(30,924)	$(16,639)

Components of Net Periodic Benefit Cost and Increase in Minimum Pension Liability
Service cost	$2,884	$2,664	$2,499
Interest cost	7,011	6,738	6,099
Expected return on plan assets	(6,863)	(6,422)	(5,956)
Amortization of net loss	2,403	1,912	2,124
Other	872	1,065	1,553

Total net periodic benefit cost	$6,307	$5,957	$6,319

	For The Year Ended August 31,
	2006	2005	2004
Increase (decrease) in minimum pension liability included in other comprehensive income	$(6,891)	$12,513	$(2,223)

Assumptions

For The Year Ended August 31,
	2006	2005	2004
Weighted — Average Assumptions Used to Determine Benefit Obligations at August 31:
Discount rate	5.00-5.25%	4.75-5.00%	5.60-6.00%
Rate of compensation increase	4.00-4.75%	4.00-4.70%	4.00-4.90%
Weighted — Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended August 31:
Discount rate at end of the year	4.75-5.10%	5.00-6.00%	5.50-6.00%
Expected return on plan assets for the year	6.30-8.00%	6.30-8.00%	7.00-7.75%
Rate of compensation increase at end of the year	4.00-4.70%	4.00-4.90%	4.25-5.00%
The accumulated benefit obligations for all pension plans were $142.8 million and $132.3 million at August 31, 2006 and 2005, respectively. The obligations exceeded plan assets by $26.5 million and $30.9 million at August 31, 2006 and 2005, respectively.
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
Discontinued Operations
The following table presents the results of our operations that were reclassified into discontinued operations and the gain (impairment) that was recorded in connection with these businesses (in thousands):

	For The Year Ended August 31,
	2006	2005	2004
Revenues reclassified to discontinued operations:
Hanger engineering and pipe support businesses (F&M segment)	$—	$2,746	$7,934
Roche Limited, Consulting Group (E&I segment)	—	58,525	61,132
Shaw-Robotic Environmental Services, LLC (Maintenance segment)	5,753	3,588	1,104

Total revenues reclassified to discontinued operation	$5,753	$64,859	$70,170

	For The Year Ended August 31,
	2006	2005	2004
Income (loss) from discontinued operations
Hanger engineering and pipe support businesses (F&M segment)	$(144)	$(776)	$(1,674)
Roche Limited, Consulting Group (E&I segment)	—	(1,019)	(764)
Shaw-Robotic Environmental Services, LLC	(1,000)	(148)	(155)

Total income (loss) from discontinued operations	(1,144)	(1,943)	(2,593)

Gain (impairment) of discontinued operations:
(Impairment) of hanger engineering and pipe support businesses (F&M segment)	$—	$—	$(2,995)
Gain on sale of Roche Limited, Consulting Group (E&I segment)	—	356	—
Impairment of Shaw-Robotic Environmental Services, LLC (Maintenance segment)	(1,004)	—	—

Total gain (impairment) of discontinued operations	(1,004)	356	(2,995)

Total income (loss) from discontinued operations, net of taxes	$(2,148)	$(1,587)	$(5,588)

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

	For the fiscal		For the fiscal		For the fiscal		For the fiscal		For the fiscal
	year ended		year ended		year ended		year ended		year ended
	August 31, 2005		August 31, 2004		August 31, 2003		August 31, 2002		August 31, 2001
	As	As	As	As	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported
General and administrative expenses	$190,348	$190,248	$217,214	$211,914	191,818	$187,418	$162,550	$157,250	$162,134	$153,434
Provision (benefit) for income taxes	$20,910	$20,610	$(11,101)	$(9,901)	9,864	$11,064	$51,476	$52,876	$29,560	$31,160
Income (loss) from continuing operations	$17,415	$17,815	$(27,642)	$(23,542)	16,469	$19,669	$92,259	$96,159	$42,737	$49,837
Net income (loss)	$15,976	$16,376	$(33,075)	$(28,975)	17,666	$20,866	$94,467	$98,367	$43,497	$50,597

	For the fiscal		For the fiscal		For the fiscal		For the fiscal		For the fiscal
	year ended		year ended		year ended		year ended		year ended
	August 31, 2005		August 31, 2004		August 31, 2003		August 31, 2002		August 31, 2001
	As	As	As	As	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.25	$0.26	$(0.48)	$(0.41)	0.44	$0.52	$2.25	$2.35	$1.06	$1.24
Net income (loss)	$0.23	$0.24	$(0.57)	$(0.50)	0.47	$0.55	$2.31	$2.41	$1.08	$1.26
Diluted:
Income (loss) from continuing operations	$0.25	$0.25	$(0.48)	$(0.41)	0.43	$0.51	$2.14	$2.22	$1.02	$1.19
Net income (loss)	$0.23	$0.23	$(0.57)	$(0.50)	$0.46	$0.54	$2.18	$2.26	$1.04	$1.21
The total impact of the above mentioned restatements on each consolidated balance sheet is reflected in the table below:

	As of		As of		As of		As of		As of
	August 31, 2005		August 31, 2004		August 31, 2003		August 31, 2002		August 31, 2001
	As	As	As	As	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported
Deferred income taxes	$90,600	$85,500 (1)	$25,997	$20,597(2)	$21,785	$25,985(3)	$9,398	$12,398(3)	$6,647	$8,247 (3)

Other liabilities	$46,962	$44,462	$21,341	$19,641	$18,180	$17,980	$12,054	$12,054	$7,350	$7,350

Common stock	$1,044,903	$1,023,603	$772,077	$750,077	$514,348	$496,148	$508,581	$494,581	$445,715	$437,015

Retained earnings	$245,112	$263,812	$229,136	$247,436	$262,211	$276,411	$244,545	$255,545	$150,078	$157,178

(1)	As of August 31, 2005, the impact of the stock options restatement increases current deferred income taxes, which were net assets.

(2)	As of August 31, 2004, the impact of the stock options restatement increases non-current deferred income taxes, which were net assets.

(3)	As of August 31, 2003, 2002 and 2001 the impact of the stock options restatement reduces non-current deferred income taxes, which were net liabilities.

The following table reconciles the 2005 and 2004 Statement of Operations presentation to include the impact of discontinued operations (see note 21) and minority interest (see note 1) reclassifications:

	For the fiscal		For the fiscal
	year ended		year ended
	August 31, 2005		August 31, 2004
	As	As	As	As
	Reflected	Reflected	Reflected	Reflected
	In	In	In	In
	Form 10-K	Form 8-K	Form 10-K	Form 8-K
General and administrative expenses	$190,252	$190,348	$217,214	$217,214
Provision (benefit) for income taxes	$17,784	$20,910	$(14,599)	$(11,101)
Income (loss) from continuing operations	$17,563	$17,415	$(27,487)	$(27,642)
Net income (loss)	$15,976	$15,976	$(33,075)	$(33,075)
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.25	$0.25	$(0.47)	$(0.48)
Net income (loss)	$0.23	$0.23	$(0.57)	$(0.57)
Diluted:
Income (loss) from continuing operations	$0.25	$0.25	$(0.47)	$(0.48)
Net income (loss)	$0.23	$0.23	$(0.57)	$(0.57)
These reclassifications did not impact our August 31, 2005 consolidated balance sheet.
The tables above reflect the impact to our consolidated statement of operations based on the amounts that had been previously reported.
As a result of the restatement of our financial statements, management, with the concurrence of the Audit Committee, has concluded that a material weakness in internal control over financial reporting existed as of August 31, 2006 related to the misapplication of generally accepted accounting principles (GAAP) pursuant to the requirements of APB 25 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)” (FIN 44). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, we will report that our disclosure controls and procedures were not effective in our Annual Report on Form 10-K/A for the year ended August 31, 2006.
Note 26 — Condensed Consolidating Financial Information
The following presents condensed consolidating financial information with respect to our financial position as of August 31, 2006 and 2005, and the results of our operations and cash flows for the years ended August 31, 2006, 2005 and 2004.
In connection with our sale on March 17, 2003 of our seven year, 10.75% Senior Notes due March 15, 2010, our material 100 percent owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the audited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries and variable interest entities) are referred to as the Non-Guarantor Subsidiaries.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2006 (Restated)
Current assets	$609,544	828,917	$274,450	$(34,251)	$1,678,660
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	810,482	150,188	5,597	(914,219)	52,048
Property and equipment, net	29,809	114,180	31,442	—	175,431
Other assets	25,187	568,500	36,257	(6,949)	622,995

Total Assets	$1,475,262	$1,665,900	$348,617	$(960,645)	$2,529,134

Current liabilities	$64,926	$792,917	$217,067	$(34,251)	$1,040,659
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term revolving line of credit	145,517	—	—	—	145,517
Long-term debt and capital leases	16,521	1,977	9,519	—	28,017
Other non-current liabilities	5,091	37,564	22,620	(6,949)	58,326
Minority interest	—	—	—	13,408	13,408
Shareholders’ Equity	1,243,207	832,570	95,057	(927,627)	1,243,207

Total Liabilities & Shareholders’ Equity	$1,475,262	$1,665,900	$348,617	$(960,645)	$2,529,134

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of August 31, 2005 (Restated)
Current assets	$953,196	$221,955	$131,150	$(33,248)	$1,273,053
Intercompany long-term receivables	240	484,291	9,708	(494,239)	—
Investments in subsidiaries and joint ventures	737,237	132,114	6,251	(840,731)	34,871
Property and equipment, net	30,805	98,756	27,975	—	157,536
Other assets	18,375	560,281	44,772	—	623,428

Total Assets	$1,739,853	$1,497,397	$219,856	$(1,368,218)	$2,088,888

Current liabilities	$50,482	$703,944	$71,828	$(33,780)	$792,474
Intercompany long-term debt	476,429	9,708	8,102	(494,239)	—
Long-term revolving line of credit	40,850	—	—	—	40,850
Long-term debt and capital leases	15,040	2,977	6,674	—	24,691
Other non-current liabilities	9,899	28,620	29,961	—	68,480
Minority interest	—	—	—	15,240	15,240
Shareholders’ Equity	1,147,153	752,148	103,291	(855,439)	1,147,153

Total Liabilities & Shareholders’ Equity	$1,739,853	$1,497,397	$219,856	$(1,368,218)	$2,088,888

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Income
(Dollars in thousands)

				Elimination
			Non-	And
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Year Ended August 31, 2006 (Restated)
Revenues	$—	$4,306,608	$530,878	$(61,871)	$4,775,615
Cost of revenues	—	4,042,027	465,283	(61,167)	4,446,143

Gross profit	—	264,581	65,595	(704)	329,472
General and administrative expenses	81,748	132,710	12,678	(892)	226,244

Operating income (loss)	(81,748)	131,871	52,917	188	103,228
Other income (expense)	81,748	(92,984)	(4,099)	(188)	(15,523)
Equity in earnings (losses) of subsidiaries	50,850	27,009	—	(77,859)	—

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	50,850	65,896	48,818	(77,859)	87,705
Provision for income taxes	—	12,245	8,295	—	20,540

Income before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	50,850	53,651	40,523	(77,859)	67,165
Minority interest	—	—	—	(15,680)	(15,680)

Earnings (losses) from unconsolidated entities, net of taxes	—	3,227	(1,714)	—	1,513

Income from continuing operations	50,850	56,878	38,809	(93,539)	52,998
Loss from discontinued operations, net of taxes	—	(143)	(1,779)	778	(1,144)
Gain (Impairment) of discontinued Operations	—	—	(1,180)	176	(1,004)

Net income	$50,850	$56,735	$35,850	$(92,585)	$50,850

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
		For the Year Ended August 31, 2005 (Restated)
Revenues	$—	$3,086,005	$215,074	$(38,751)	$3,262,328
Cost of revenues	—	2,834,656	174,328	(39,326)	2,969,658

Gross profit	—	251,349	40,746	575	292,670
General and administrative expenses	55,495	120,772	14,037	(52)	190,252

Operating income	(55,495)	130,577	26,709	627	102,418
Other income (expense)	55,329	(118,119)	(220)	(627)	(63,637)
Equity in earnings (losses) of subsidiaries	15,976	23,218	—	(39,194)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	15,810	35,676	26,489	(39,194)	38,781
Provision for income taxes	214	15,415	2,155	—	17,784

Income before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	15,596	20,261	24,334	(39,194)	20,997
Minority interest	—	—	—	(7,243)	(7,243)

Earnings (losses) from unconsolidated entities, net of taxes	380	4,144	(715)	—	3,809

Income from continuing operations	15,976	24,405	23,619	(46,437)	17,563
Loss from discontinued operations, net of taxes	—	(776)	(875)	64	(1,587)

Net income	$15,976	$23,629	$22,744	$(46,373)	$15,976

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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows (Restated)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Year Ended August 31, 2006
Net cash provided by (used in) operating activities	$—	$(114,880)	$19,409	$—	$(95,471)
Net cash provided by (used in) investing activities	(7,966)	84,650	(9,413)	—	67,271
Net cash provided by (used in) financing activities	27,938	34,415	59,344	—	121,697
Cash from consolidation of variable interest entities previously unconsolidated	—	—	2,290	—	2,290
Effects of foreign exchange rate changes on cash	—	—	2,271	—	2,271

Net increase (decrease) in cash and cash equivalents	19,972	4,185	73,901	—	98,058
Cash and cash equivalents — beginning of the year	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of the year	$20,842	$27,155	$106,840	$—	$154,837

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		For the Year Ended August 31, 2005
Net cash provided by (used in) operating activities	$—	$25,087	$31,559	$—	$56,646
Net cash provided by (used in) investing activities	(5,771)	(112,040)	(8,651)	—	(126,462)
Net cash provided by (used in) financing activities	(40,844)	69,035	(4,096)	—	24,095
Cash from consolidation of variable interest entities previously unconsolidated	—	—	1,343	—	1,343
Effects of foreign exchange rate changes on cash	—	—	(1,194)	—	(1,194)

Net increase (decrease) in cash and cash equivalents	(46,615)	(17,918)	18,961	—	(45,572)
Cash and cash equivalents — beginning of the year	47,485	40,888	13,978	—	102,351

Cash and cash equivalents — end of the year	$870	$22,970	$32,939	$—	$56,779

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows (Restated)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		For the Year Ended August 31, 2004
Net cash provided by (used in) operating activities	$—	$(40,672)	$16,944	$—	$(23,728)
Net cash provided by (used in) investing activities	(3,294)	(20,507)	(8,633)	—	(32,434)
Net cash provided by (used in) financing activities	(48,074)	59,315	(41,797)	—	(30,556)
Cash from consolidation of variable interest entities previously unconsolidated	—	—	879	—	879
Effects of foreign exchange rate changes on cash	—	—	(1,519)	—	(1,519)

Net increase (decrease) in cash and cash equivalents	(51,368)	(1,864)	(34,126)	—	(87,358)
Cash and cash equivalents — beginning of the year	98,853	42,752	48,104	—	189,709

Cash and cash equivalents — end of the year	$47,485	$40,888	$13,978	$—	$102,351

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures (Restated)
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2006 because of the material weaknesses discussed below.
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
In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. During this evaluation, management identified material weaknesses in our internal control over financial reporting, as described below. Management has concluded that as a result of these material weaknesses, our internal control over financial reporting was not effective as of August 31, 2006 based upon the criteria issued by COSO. Our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2006 has been audited by Ernst & Young LLP.

Identification of Material Weaknesses
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
As discussed in the Explanatory Note to this Amendment No. 1 and Note 1 to the Notes to Consolidated Financial Statements, subsequent to the filing of our Form 10-K for the fiscal year ended August 31, 2006, the Audit Committee of our Board of Directors requested an independent review of our accounting for an ongoing U.S. gulf coast EPC petrochemical project to ensure proper reporting of financial performance. The independent review also focused on our accounting controls and procedures with respect to this contract, as well as within our E&C segment. The review was conducted by an independent law firm, which engaged forensic accountants to assist with its review.
As a result of this independent review, and our assessment of the review findings, management concluded that as of August 31, 2006 we had the following additional material weaknesses in our internal control over financial reporting:
•	E&C Segment Control Environment Deficiency – A material weakness arising from the internal control over financial reporting within our E&C segment which resulted from a lack of emphasis on our internal controls and procedures, and from inadequate communication of project concerns on a timely basis.

•	E&C Segment Project Reporting Deficiency – A material weakness resulting from the insufficient design of policies and procedures to ensure reasonable estimates are maintained and reported on contracts within our E&C segment with total revenue of less than $50 million.
In addition, during fiscal year 2006, we continued to experience significant growth in our operations and in the complexity of our operations and transactions. We were not able to expand our accounting and financial resources to keep pace with this growth and timely address certain complex transactions. As a result, we identified the following additional material weakness as of August 31, 2006:
•	Complex Accounting Matters and Insufficient Accounting Resources Deficiency – A material weakness resulting from insufficient accounting resources to properly analyze, record, and disclose accounting matters.
As a result of the additional material weaknesses described below, we delayed filing our amended financial statements for the three months ended November 30, 2006 and restated this Amendment No. 1.
Attestation Report of the Independent Registered Public Accounting Firm
Our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31,

2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears within Item 8.
Remediation of Material Weaknesses
Based on the results of and recommendations contained in the independent review discussed above, we have begun to implement the following remedial measures: (1) providing additional training to our officers and employees on the importance of financial reporting, (2) instilling a more disciplined, objective and rigorous process directed to the goal of improving the accuracy of cost estimates in project contracts, (3) improving the financial reporting environment within the E&C segment and encouraging officers and employees to more timely address issues as they arise so that they may be appropriately managed, and (4) encouraging greater cooperation between operating and accounting personnel.
Additionally, in response to the material weaknesses identified by our management, we have dedicated significant resources to improve our control environment and to remedy the material weaknesses. Our efforts include the following:
•	As part of our planned remedial measures related to the clerical errors in accounting for contracts under the percentage-of-completion method, our management directed that our policy for revenue recognition for contracts accounted for under the percentage-of-completion method be standardized and directed that training for the personnel who perform and review the revenue recognition calculations be enhanced.

•	As part of our planned remedial measures related to the misapplication of GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity of which we are the primary beneficiary, our management initiated additional controls that include formally communicating the results of operations and financial positions of entities that are less than 100% owned to personnel with an in-depth knowledge of the operations of the entity, senior executive officers, as well as financial accounting personnel, and recently appointed and trained an internal subject matter expert who is responsible for assessing the accounting treatment of current and future investments in entities that are less than 100% owned.

•	As part of our planned remedial measures related to the misapplication of GAAP related to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, our management directed that the policies and procedures for share-based compensation be enhanced and directed that the personnel who perform and review the measurement of share-based compensation expense be better trained.

•	As part of our planned remedial measures related to insufficient accounting and financial resources to address complex accounting matters, we have hired and will continue to hire additional experienced accounting professionals to provide sufficient time and resources to analyze and properly record the results of our operations in our financial statements and underlying disclosures. Subsequent to January 2007, management has also engaged and will continue to engage external accounting experts to assist us in researching and reviewing the accounting for certain complex transactions.

•	As part of our planned remedial measures related to the control environment component of internal control over financial reporting within our E&C segment, we have replaced the segment’s senior executive and other members of segment management, hired additional outside resources and re-emphasized the foundation and framework for our internal controls and procedures. We will improve our environment to better encourage and reward more timely and open communication of project concerns to ensure they can be addressed appropriately and reported and disclosed accurately.

•	As part of our planned remedial measures related to maintaining revenue and cost estimates on projects within the E&C Division with total revenue of less than $50 million, we will enhance our policies and procedures to establish controls over gathering and reporting revenue and cost estimates. We will improve our controls to provide a more disciplined, objective and rigorous process directed to establishing and maintaining realistic cost estimates.
As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Amendment No. 1 present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above, and these material weaknesses will not be considered remediated until (i) these new resources are fully engaged and new processes are fully implemented, (ii) the new processes are implemented for a sufficient period of time and (iii) we are confident that the new processes are operating effectively.
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
CODE OF CORPORATE CONDUCT AND ETHICS
We have adopted a Code of Corporate Conduct applicable to all of our employees, officers and directors. We also have in place a Code of Ethics for Chief Executive Officer and Senior Financial Officers. Copies of the Codes are filed as exhibits to this Annual Report on 10-K/A, and they are posted on our external web site. It is our intention that any changes to or waivers from these codes would be disclosed through a Form 8-K filing. Shareholders may request free copies of these codes from:
The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225)932-2500
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
PART IV
Item 15. Exhibits, Financial Statement Schedules (Restated)
(a) 1. Financial Statements.
See Item 8 of Part II of this report.
2. Financial Statement Schedules.
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
3. Exhibits.

3.1.	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007 (filed herewith)

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007 (filed herewith)

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (Registration No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New

York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001) (SEC File No. 1-12227).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.5	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005) (SEC File No. 1-12227).

4.6	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

10.1*	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.2*	Form of Incentive Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.3*	Form of Non-Qualified Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.4*	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004) (SEC File No. 1-12227).

10.5*	Informal agreements to award shares of restricted stock under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed in October 18, 2004) (SEC File No. 1-12227).

10.6*	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (Registration No. 333-62856)).

10.7*	The Shaw Group Inc. 1993 Employee Stock Incentive Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.8*	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.9*	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006) (SEC File No. 1-12227).

10.10*	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.11*	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.12*	Flexible Perquisites Program for certain executive officers (the description of the Flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004) (SEC File No. 1-12227).

10.13*	The Shaw Group Inc. 2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.14*	Fiscal year 2006 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.15*	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005) (SEC File No. 1-12227).

10.16*	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.17*	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002) (SEC File No. 1-12227).

10.18*	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000) (SEC File No. 1-12227).

10.19*	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004) (SEC File No. 1-12227).

10.20*	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.21*	Employment Agreement of David L. Chapman, Sr. Dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.22*	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.23*	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.24*	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.25*	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005) (SEC File No. 1-12227).

10.26*	Summary of oral severance agreement with Dirk J. Wild dated October 13, 2004 (incorporated by reference to the disclosures set forth under Item 5.02 of the Company’s Current Report on Form 8-K filed on October 18, 2004) (SEC File No. 1-12227).

10.27*	Employment Agreement of Gary P. Graphia dated October 14, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2005) (SEC File No. 1-12227).

10.28*	Employment Agreement of David P. Barry effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).

10.29*	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.30*	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report in Form 8-K filed on August 4, 2006) (SEC File No. 1-12227).

10.31	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000) (SEC File No. 1-12227).

10.32	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.33	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.34	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002) (SEC File No. 1-12227).

10.35	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005) (SEC File No. 1-12227).

10.36	Amendment No. 1 dated October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2005) (SEC File No. 1-12227).

10.37	Amendment No. 2 dated February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on February 28, 2006) (SEC File No. 1-12227).

10.38	Amendment No. 3 dated June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

10.39	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 — 115 155).

10.40	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 — 115 155).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2006 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

14.2	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003) (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

21.1	Subsidiaries of The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Represents a management contract or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/ J. M. Bernhard, Jr.
By: J. M. Bernhard, Jr.
Chief Executive Officer
Date: September 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. M. Bernhard, Jr. (J. M. Bernhard, Jr.)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2007

/s/ Dirk J. Wild (Dirk J. Wild)	Interim Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)	September 28, 2007

/s/ Albert D. McAlister (Albert D. McAlister)	Director	September 28, 2007

/s/ L. Lane Grigsby (L. Lane Grigsby)	Director	September 28, 2007

/s/ David W. Hoyle (David W. Hoyle)	Director	September 28, 2007

/s/ James F. Barker (James F. Barker)	Director	September 28, 2007

/s/ Charles E. Roemer, III (Charles E. Roemer, III)	Director	September 28, 2007

/s/ Daniel A. Hoffler (Daniel A. Hoffler)	Director	September 28, 2007

/s/ Michael J. Mancuso (Michael J. Mancuso)	Director	September 28, 2007

Exhibit Index (Restated)

3.1.	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007 (filed herewith)

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007 (filed herewith)

4.1	Specimen Common Stock Certificate (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-1 filed on October 22, 1993, as amended (Registration No. 33-70722)).

4.2	Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior) (Exhibits A-1 and A-2) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

4.3	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form 8-A filed on July 30, 2001) (SEC File No. 1-12227).

4.4	Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010 (exhibits thereto) (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.5	Third Supplemental Indenture dated as of April 25, 2005, by and among The Shaw Group Inc., a Louisiana corporation, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2005) (SEC File No. 1-12227).

4.6	Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003) (SEC File No. 1-12227).

4.7	Form of 10 3/4% Senior Note Due 2010 (Included as Exhibit I to the Indenture incorporated by reference as Exhibit 4.4 hereto).

4.8	Registration Rights Agreement dated as of May 1, 2001, among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed on May 11, 2001) (SEC File No. 1-12227).

10.1*	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.2*	Form of Incentive Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.3*	Form of Non-Qualified Stock Option Agreement (as amended and restated) under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.4*	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2004) (SEC File No. 1-12227).

10.5*	Informal agreements to award shares of restricted stock under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed in October 18, 2004) (SEC File No. 1-12227).

10.6*	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (Registration No. 333-62856)).

10.7*	The Shaw Group Inc. 1993 Employee Stock Incentive Plan, amended and restated through October 8, 2001 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.8*	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through April 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.9*	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2006) (SEC File No. 1-12227).

10.10*	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.11*	The Shaw Group Inc. Non-Employee Director Compensation Summary (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.12*	Flexible Perquisites Program for certain executive officers (the description of the Flexible Perquisites Program is incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on November 1, 2004) (SEC File No. 1-12227).

10.13*	The Shaw Group Inc. 2005 Management Incentive Plan (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.14*	Fiscal year 2006 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan (incorporated by reference to the disclosures set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed on March 3, 2006) (SEC File No. 1-12227).

10.15*	Summary of informal agreement to provide health insurance benefits to Albert McAlister and his family members (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005) (SEC File No. 1-12227).

10.16*	Employment Agreement dated as of April 10, 2001, by and between the Company and J.M. Bernhard, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.17*	Employment Agreement dated as of July 10, 2002, by and between the Company and T. A. Barfield, Jr. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002) (SEC File No. 1-12227).

10.18*	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000) (SEC File No. 1-12227).

10.19*	Amendment to Employment Agreement of Robert L. Belk dated December 1, 2004 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2004) (SEC File No. 1-12227).

10.20*	Employment Agreement dated as of May 5, 2000, by and between the Company and Richard F. Gill and amended January 10, 2001(incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001) (SEC File No. 1-12227).

10.21*	Employment Agreement of David L. Chapman, Sr. Dated April 6, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.22*	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005) (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005) (SEC File No. 1-12227).

10.23*	Employment Agreement of Nicholas C. Gallinaro dated April 13, 2002, as amended (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003) (SEC File No. 1-12227).

10.24*	Employment Agreement of Dorsey Ron McCall dated July 29, 2002 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on December 24, 2003).

10.25*	Employment Agreement of Ebrahim Fatemizabdeh dated July 7, 2005 (with an effective date of (July 7, 2005) incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005) (SEC File No. 1-12227).

10.26*	Summary of oral severance agreement with Dirk J. Wild dated October 13, 2004 (incorporated by reference to the disclosures set forth under Item 5.02 of the Company’s Current Report on Form 8-K filed on October 18, 2004) (SEC File No. 1-12227).

10.27*	Employment Agreement of Gary P. Graphia dated October 14, 2005 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 14, 2005) (SEC File No. 1-12227).

10.28*	Employment Agreement of David P. Barry effective as of March 13, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2006).

10.29*	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006 (incorporated by reference to the designated Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006) (SEC File No. 1-12227).

10.30*	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006 (incorporated by reference to the designated Exhibit to the Company’s Current Report in Form 8-K filed on August 4, 2006) (SEC File No. 1-12227).

10.31	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on July 28, 2000) (SEC File No. 1-12227).

10.32	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and The Shaw Group Inc. (incorporated by reference to designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in the Asset Purchase Agreement are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.33	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of The IT Group, Inc. (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2002) (SEC File No. 1-12227). Pursuant to Item 601(b) (2) of Regulation S-K, the exhibits and schedules referred to in Amendment No. 3 are omitted. The Registrant hereby undertakes to furnish a supplemental copy of any omitted schedule or exhibit to the Commission upon request.

10.34	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among The Shaw Group Inc., The IT Group, Inc. and certain subsidiaries of the IT Group, Inc. (incorporated herein by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002) (SEC File No. 1-12227).

10.35	$450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2005) (SEC File No. 1-12227).

10.36	Amendment No. 1 dated October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2005) (SEC File No. 1-12227).

10.37	Amendment No. 2 dated February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Current Report on Form 8-K filed on February 28, 2006) (SEC File No. 1-12227).

10.38	Amendment No. 3 dated June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among The Shaw Group Inc., BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

10.39	The Shaw Group Inc. 401(k) Plan (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 — 115 155).

10.40	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees (incorporated by reference to the designated Exhibit to the Company’s Registration Statement on Form S-8 filed on May 4, 2004) (Registration No. 333 — 115 155).

14.1	The Shaw Group Inc. Code of Corporate Conduct and Insider Trading and Disclosure Policy dated June 2006 (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

14.2	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003) (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

21.1	Subsidiaries of The Shaw Group Inc. (incorporated by reference to the designated Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as filed on October 31, 2006) (SEC File No. 1-12227).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Represents a management contract or compensatory plan or arrangement.