Form 10-Q/A
period 2006-11-30
SHAW GROUP INC
filed 2007-09-28
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
On April 5, 2007, The Shaw Group Inc. (“we”, “our”) filed a Current Report on Form 8-K to report that (1) we were conducting an independent review to determine the actual amount and reporting periods that may be affected by a potential error in the estimated costs of a U.S. gulf coast Engineering, Procurement, and Construction (EPC) petrochemical project and (2) the financial statements contained in our previously issued Quarterly Report on Form 10-Q for the three months ended November 30, 2006 (“Original Filing”) should no longer be relied upon. On August 1, 2007, we filed a Current Report on Form 8-K to report that (1) we will be amending our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 (2006 Form 10-K) to, among other things, correct an error on an ongoing EPC project and (2) the financial statements contained in our 2006 Form 10-K should no longer be relied upon.

Our management review and an independent review requested by the Audit Committee have been completed. As a result of these reviews, our management concluded that the financial results for the year ended August 31, 2006 contained two offsetting errors relating to this EPC project, thus resulting in no financial statement impact for the year ended August 31, 2006. On September 28, 2007, we filed our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006 to restate certain matters relating to discussions with the SEC. Additionally, management concluded that the financial statements for the three months ended November 30, 2006 contained a $6.5 million error related to this EPC project.
Since the Original Filing, we have also reconsidered our conclusions on the accounting for the Westinghouse transaction. We have concluded that our Westinghouse transaction should be accounted for as a single equity investment. The put option (and related embedded derivative) and the commercial relationship agreement should not be accounted for separately. Therefore, we have restated the condensed consolidated financial statements to reflect the total Westinghouse transaction cost of approximately $1.1 billion as Investment in Westinghouse in the November 30, 2006 balance sheet, and have accounted for the combined asset under the equity method of accounting.
In addition, as a result of our extended review of our accounting records during fiscal 2007, we identified items which reduced our previously reported pre-tax income for the three months ended November 30, 2006 by $5.3 million ($3.4 million after tax) that should have been recorded as of November 30, 2006. Of this amount, approximately $4.3 million ($3.1 million after tax) relates to prior years errors primarily in our E&C segment. These prior years errors include $2.2 million pre-tax for certain deferred costs deemed unrecoverable and $2.1 million pre-tax of individually insignificant changes to cost forecasts on several different projects.
Accordingly, adjustments have been made to the restated condensed consolidated financial and other information for the three months ended November 30, 2006, to restate for these three items and certain other matters. The changes impacting the condensed consolidated financial statements included in Item 1 are explained in further detail in Note 2 of the Notes to Condensed Consolidated Financial Statements included herein. In addition, this Amendment No. 1 amends and restates information in Items 2 and 4 of Part I and Item 6 of Part II of the Original Filing, including the following changes:
•	In MD&A for the three months ended November 30, 2005, we reclassified revenues of $12.1 million to conform the E&C and F&M segment’s revenues and gross profit percentage to the November 30, 2006 presentation. In addition, in the Summary of Operating Segments, we reduced the E&C segment’s intersegment revenues by $4.5 million and the Maintenance segment’s intersegment revenues by $3.9 million for the three months ended November 30, 2006 to reflect revised amounts. These restatements of segment data had no effect on our consolidated revenues, gross profit, or net loss in the three months ended November 30, 2006 and 2005. This restatement is the result of a change in the method of eliminating intersegment revenues which we implemented March 1, 2006;

•	We revised our discussion in MD&A to discuss the impact of the Investment in Westinghouse on the results of operations for the three months ended November 30, 2006;

•	We expanded our segment analysis in MD&A to explain the material variances from the same period of the prior year in each segment’s reported income (loss) before income taxes, minority interest, earnings (loss) from unconsolidated entities and loss from and impairment of discontinued operations; and

•	We have updated Item 4 — Controls and Procedures to discuss the facts and circumstances surrounding the errors that led to the restatements of our previously filed 2006 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended November 30, 2006.
For the convenience of the reader, this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) sets forth restated condensed consolidated financial and other information for the three months ended November 30, 2006 in its entirety. However, this Amendment No. 1 only amends and restates certain information contained in the Original Filing. Except for the foregoing amended information, this Amendment No. 1 continues to describe conditions as of November 30, 2006, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the Original Filing. For example, in Note 1 of the Notes to unaudited condensed consolidated financial statements included in this Amendment No. 1, we disclose that we have not filed the amendment and supplement to Item 9.01 of our Current Report on Form 8-K initially filed on October 18, 2006, to include the historical financial statements of Westinghouse. However, on June 15, 2007, we filed the required amendment and supplement.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30,
	2006
	(Restated and	August 31,
	Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$132,604	$154,837
Restricted and escrowed cash	45,948	43,409
Accounts receivable, including retainage, net	633,550	740,920
Inventories	109,983	101,337
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	435,033	455,819
Deferred income taxes	89,604	83,085
Prepaid expenses and other current assets	91,420	99,253

Total current assets	1,538,142	1,678,660
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	51,212	52,048
Investment in Westinghouse	1,090,964	—
Property and equipment, less accumulated depreciation of $173,644 at November 30, 2006 and $166,220 at August 31, 2006	175,979	175,431
Goodwill	514,402	506,592
Other assets	125,063	116,403

	$3,495,762	$2,529,134

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(continued from previous page)

	November 30,
	2006
	(Restated and	August 31,
	Unaudited)	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420,530	$483,002
Accrued liabilities	240,063	211,162
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	325,907	316,674
Contract liability adjustments	2,521	3,361
Deferred revenue	13,295	14,772
Current maturities of long-term debt	5,806	2,456
Short-term revolving lines of credit	2,526	5,526
Revolving line of credit	53,000	—
Short-term debt	10,361	1,895
Current portion of obligations under capital leases	1,826	1,811

Total current liabilities	1,075,835	1,040,659
Revolving line of credit	—	145,517
Long-term debt, less current maturities	30,340	24,584
Japanese Yen-denominated long-term bonds secured by investment in Westinghouse, net	1,080,610	—
Obligations under capital leases, less current portion	3,007	3,433
Deferred income taxes	12,589	18,664
Interest rate swap contract on Japanese Yen-denominated bonds	4,004	—
Other liabilities	40,829	39,662
Minority interest	16,868	13,408
Shareholders’ equity:
Common stock, no par value, 86,250,896 and 85,866,727 shares issued, respectively; and 80,747,884 and 80,475,928 shares outstanding, respectively	1,081,030	1,074,106
Retained earnings	281,969	295,962
Accumulated other comprehensive loss	(26,809)	(25,363)
Treasury stock, 5,503,012 shares and 5,390,799 shares, respectively	(104,510)	(101,498)

Total shareholders’ equity	1,231,680	1,243,207

	$3,495,762	$2,529,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	November 30,
	2006 (Restated)	2005
Revenues	$1,270,202	$1,135,461
Cost of revenues	1,183,800	1,027,443

Gross profit	86,402	108,018
General and administrative expenses	63,192	54,321

Operating income	23,210	53,697
Interest expense	(3,527)	(3,393)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(4,589)	—
Interest income	2,038	1,747
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(30,595)	—
Other foreign currency transaction gains (losses), net	(3,499)	946
Other income (expense), net	81	(1,602)

	(40,091)	(2,302)
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(16,881)	51,395
Provision (benefit) for income taxes	(7,818)	17,904

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(9,063)	33,491
Minority interest	(3,543)	(1,477)
Earnings (losses) from unconsolidated entities, net of income taxes (Note 7)	(240)	1,138

Income (loss) from continuing operations	(12,846)	33,152
Loss from and impairment of discontinued operations, net of income taxes	(1,147)	(439)

Net (loss) income	$(13,993)	$32,713

Net (loss) income per common share:
Basic:
Income (loss) from continuing operations	$(0.16)	$0.42
Loss from and impairment of discontinued operations, net of income taxes	(0.02)	(0.01)

Net (loss) income	$(0.18)	$0.41

Diluted:
Income (loss) from continuing operations	$(0.16)	$0.42
Loss from and impairment of discontinued operations, net of income taxes	(0.02)	(0.01)

Net (loss) income	$(0.18)	$0.41

Weighted average shares outstanding:
Basic	79,434	78,090
Diluted:
Stock options	—	1,076
LYONs convertible debt	—	10
Restricted stock	—	281

Total	79,434	79,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated and Unaudited)
(In thousands)

	Three Months Ended
	November 30,
	2006 (Restated)	2005 (Restated)
Cash flows from operating activities:
Net (loss) income	$(13,993)	$32,713
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization, excluding investment in Westinghouse segment’s amortization	8,976	7,996
Impairment of discontinued operations, net of taxes	883	320
Payments for financed insurance premiums	(2,672)	(2,424)
Provision (benefit) for deferred income taxes	(10,992)	17,501
Stock-based compensation expense	4,002	3,092
Accretion of interest on discounted long-term debt	697	11
Amortization of deferred debt issue costs	627	199
Amortization of contract adjustments	(840)	(894)
Losses (earnings) from unconsolidated entities, net of tax	240	(1,138)
Foreign currency transaction (gains) losses, net	3,498	(946)
Foreign currency translation (gains) losses, net (Westinghouse)	30,595	—
Gain on sale of businesses, net	—	183
Minority interest	3,543	1,477
Distributions from unconsolidated entities	1,470	810
Return on capital to joint venture partner	—	(4,685)
Changes in assets and liabilities:
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	21,625	(213,646)
Increase (decrease) in advanced billings in excess of costs and estimated earnings on uncompleted contracts	7,708	(26,338)
(Increase) decrease in receivables	107,022	(123,772)
(Increase) decrease in inventories	(8,635)	9,948
Decrease in other current assets	28,660	4,946
Increase (decrease) in accounts payable	(63,780)	148,332
Increase in accrued liabilities	23,622	25,462
(Increase) in prepaid expenses	(9,516)	(5,810)
Other operating activities, net	(1,262)	8,769

Net cash provided by (used in) operating activities	131,478	(117,894)
Cash flows from investing activities:
Purchases of property and equipment	(8,891)	(10,265)
Investments in and advances to unconsolidated entities and joint ventures	(625)	(1,810)
Investment in Westinghouse	(1,081,912)	—
Distributions from unconsolidated entities	8	102
Proceeds from sale of property and equipment	820	476
Proceeds from sale of businesses, net	—	650
Purchase of business	(1,644)	—
Cash received from restricted and escrowed cash	2,299	75,211
Cash deposited into restricted and escrowed cash	(4,888)	(1,228)

Net cash provided by (used in) investing activities	(1,094,833)	63,136
(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated and Unaudited)
(In thousands)
(continued from previous page)

	Three Months Ended
	November 30,
	2006 (Restated)	2005 (Restated)
Cash flows from financing activities:
Purchase of treasury stock	$(3,012)	$(1,555)
Repayment of debt and capital leases	(966)	(979)
Proceeds from debt and capital leases	—	430
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—
Deferred credit costs	(12,951)	(810)
Issuance of common stock	1,680	6,487
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,598	378
Proceeds from revolving credit agreements	243,261	200,176
Repayments of revolving credit agreements	(338,779)	(155,810)

Net cash provided by financing activities	940,296	48,317
Effects of foreign exchange rate changes on cash	826	(142)

Net change in cash and cash equivalents	(22,233)	(6,583)
Cash and cash equivalents — beginning of year	154,837	56,779

Cash and cash equivalents — end of period	$132,604	$50,196

Non-cash investing and financing activities:
Issuance of restricted stock	$2,283	$45

Financed insurance premiums	$11,138	$7,483

Joint venture partner’s transfer of capital to us for payment of note	$—	$10,025

Interest rate swap contract on Japanese Yen-denominated bonds	$4,004	$—

Acquisition of businesses through issuance of debt	$7,067	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Restated and Unaudited)
(In thousands, except percentages)

	Three Months Ended
	November 30,
	2006 (Restated)	2005 (Restated)
Revenues
E&I	$375,826	$557,544
E&C	504,918	312,500
Maintenance	280,734	193,002
F&M	108,724	72,415

Total consolidated revenues	$1,270,202	$1,135,461

Intersegment revenues
E&I	$764	$427
E&C	255	80
Maintenance	367	3,253
F&M	490	16

Total intersegment revenues	$1,876	$3,776

Gross profit
E&I	$28,945	$65,196
E&C	24,779	22,359
Maintenance	8,978	8,197
F&M	23,700	12,266

Total gross profit	$86,402	$108,018

Gross profit percentage
E&I	7.7%	11.7%
E&C	4.9	7.2
Maintenance	3.2	4.2
F&M	21.8	16.9
Total gross profit percentage	6.8%	9.5%
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations
E&I	$8,866	$46,103
E&C	9,805	15,235
Maintenance	5,831	5,551
F&M	18,769	7,754
Investment in Westinghouse	(35,214)	—
Corporate items and eliminations	(24,938)	(23,248)

Total income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	$(16,881)	$51,395

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Restated and Unaudited)
(In thousands)
(continued from previous page)

		August 31,
	November 30,	2006
	2006 (Restated)	(Restated)
Assets
E&I	$852,664	$894,161
E&C	726,225	713,173
Maintenance	118,660	111,008
F&M	371,363	359,702
Investment in Westinghouse	1,115,944	—
Corporate	1,009,078	1,090,332

Total segment assets	4,193,934	3,168,376
Elimination of investment in consolidated subsidiaries	(372,091)	(320,514)
Elimination of intercompany receivables	(284,106)	(285,519)
Income taxes not allocated to segments	(41,975)	(33,209)

Total consolidated assets	$3,495,762	$2,529,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
The accompanying restated condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006, filed with the Securities and Exchange Commission (SEC) on September 28, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
The accompanying restated condensed consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) (“we”, “us” or “Shaw”), our consolidated subsidiaries, consolidated variable interest entities, and in some cases the proportionate share of our investments in joint ventures. The financial statements also include our investments in the acquisition companies that acquired BNFL USA Group Inc. and Westinghouse Electric UK Limited (collectively Westinghouse), and our acquisition of Gottlieb, Barnett & Bridges (GBB).
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
Investment in Westinghouse
On October 16, 2006, Shaw acquired a 20% interest in Westinghouse. See Notes 2 and 3 for further discussion.
Due to the significance of the Westinghouse acquisition to Shaw’s financial statements, we were required to file a Current Report on Form 8-K with the SEC by January 3, 2007, including the audited financial statements of Westinghouse for the fiscal years ended March 31, 2006 and 2005. As a subsidiary of British Nuclear Fuels plc (“BNFL”), Westinghouse maintained its accounting records under UK generally accepted accounting principles. Further, it did not obtain a separate audit of Westinghouse results for the periods required in our Current Report on Form 8-K. These factors have caused delays in obtaining the information and reports needed to timely file with the SEC. As of the date of this filing, we were in compliance with the covenants contained in our Credit Facility (see Note 9); however, due to delays in receiving the required Westinghouse audited financial statements, we did not file our amendment and supplement to Item 9.01 of our Current Report on Form 8-K initially filed on October 18, 2006, to include the historical financial statements of Westinghouse, and the unaudited pro forma financial information required pursuant to Article 11 of Regulation S-X. If we do not file the amended Current Report on Form 8-K by January 18, 2007, then we will be in violation of certain debt covenants of our Credit Facility, and will require a waiver under our Credit Facility. If a waiver cannot be obtained, we will be in default and will be subject to the events of default terms under our Credit Facility.
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
Revenue Recognition — EPC Contract Segmenting
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
Note 2 — Restatement of Financial Statements
On January 16, 2007, we filed our Quarterly Report on Form 10-Q for the three months ended November 30, 2006 (the “Original Filing”). On April 5, 2007, we filed a Current Report on Form 8-K to report that we were conducting an independent review to determine the actual amount and reporting periods that may be affected by a potential error in the estimated costs of an ongoing project, and that the previously issued financial statements for the three months ended November 30, 2006 should no longer be relied upon.
In February 2007, management commenced a review of the estimated contract costs used in the percentage-of-completion recognition of revenue and costs of revenue for a U.S. gulf coast Engineering, Procurement, and Construction (“EPC”) petrochemical project. In April 2007, based on the preliminary results of the management review, the Audit Committee of our Board of Directors requested an independent review of our accounting for the EPC project. The independent review focused on our accounting controls and procedures with respect to this contract as well as within our Energy and Chemicals (“E&C”) segment. The review was conducted by an independent law firm, which engaged forensic accountants to assist with its review. As a result of its review and the independent review, management concluded that the financial results for the year ended August 31, 2006, contained two offsetting errors relating to this project, thus resulting in no financial statement impact. Additionally, management concluded that the financial statements for the three months ended November 30, 2006 in the Original Filing contained a $6.5 million error related to this project. Our previously reported results for both August 31, 2006 and November 30, 2006 included this project at an estimated gross profit of $0. The $6.5 million correction of this error is reflected herein for the three months ended November 30, 2006.
Additionally, we restated these financial statements to reflect a change in the accounting for the acquisition of our 20% interest in Westinghouse. On October 16, 2006, we acquired a) a 20% equity interest in Westinghouse, b) a Commercial Relationship Agreement (the “CRA”), c) an agreement to put our newly-acquired 20% equity interest in Westinghouse to Toshiba Corporation (the “Put Option”), which agreement includes d) an embedded foreign currency exchange derivative instrument (the “Embedded Derivative”). The approximately $1.1 billion cost of this transaction was previously allocated to the 20% equity interest and the two agreements, as well as the Embedded Derivative, based on the pro rata fair values as of the date of the transaction. Each of the agreements and the Westinghouse equity interest were previously accounted for separately under the following accounting methodologies:
•	The 20% equity interest was accounted for using the equity method of accounting.

•	The CRA and the Put Option were amortized on a straight line basis over six years.

•	The Embedded Derivative was marked-to-market.
We have reconsidered our conclusions on the accounting for the Westinghouse transaction. We have now concluded that the Put Option is not considered a free-standing financial instrument, and therefore, should not be separated from our equity investment in Westinghouse. We also concluded that the Put Option is denominated in JPY and that because this foreign currency denominated Put Option does not require or permit net settlement, neither the Put Option nor its foreign currency component meet the definition of a derivative instrument under SFAS 133 and should not be separated from the host contract (the hybrid equity investment in Westinghouse with a JPY — denominated put option). In addition, we have now concluded that for accounting purposes, no value should be allocated to the CRA and that the CRA should not be recognized as a separate asset. We have concluded that our overall Westinghouse transaction should be accounted for as a single equity method investment.
Therefore, we have restated the condensed consolidated financial statements to reflect the total Westinghouse transaction cost of approximately $1.1 billion as Investment in Westinghouse in the November 30, 2006 balance sheet. As a result, the following amounts recorded in our previously issued financial statements for our 2007 fiscal first quarter ended November 30, 2006 are no longer reflected in our first quarter result of operations:
•	amortization expense on the CRA of approximately $1.6 million;

•	amortization expense on the Put Option of approximately $5.8 million; and

•	a decrease in the fair market value of the Embedded Derivative of approximately $6.7 million.
In addition, as a result of our extended review of our accounting records during fiscal 2007, we identified items which reduced our previously reported pre-tax income for the three months ended November 30, 2006 by $5.3 million ($3.4 million after tax) that should have been recorded as of November 30, 2006. Of this amount, approximately $4.3 million ($3.1 million after tax) relates to prior years errors primarily in our E&C segment. These prior years errors include $2.2 million pre-tax for certain deferred costs deemed unrecoverable and $2.1 million pre-tax of individually insignificant changes to cost forecasts on several different projects. We have corrected our Condensed Consolidated Statement of Operations for the three months ended November 30, 2006 (our first quarter of fiscal 2007) for these items.
As reflected in the condensed consolidated financial and other information contained herein, we amended the Original Filing to reflect the change in the accounting for Westinghouse and to reflect additional changes resulting from our review of the condensed consolidated financial statements. The additional changes reflected in the condensed consolidated financial and other information contained herein are described below:
•	In the Condensed Consolidated Statements of Cash Flows we reclassified $2.7 million and $2.4 million for the three month periods ended November 30, 2006 and 2005, respectively, of cash used to repay financed insurance premiums from financing activities to operating activities, as we concluded the repayment of financed insurance premiums is more reflective of cash used in operating activities than cash used in financing activities;

•	In the Condensed Consolidated Statements of Cash Flows we reclassified $4.7 million for the three months ended November 30, 2005 representing a return on capital to a joint venture partner, from financing activities to operating activities as we concluded such activity is more reflective as cash used in operating activities. There is no change for the three months ended November 30, 2006;

•	In the Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2006 we reclassified $4.0 million used in the Investment in Westinghouse transaction from net cash provided by (used in) investing activities to net cash provided by (used in) operating activities, as we concluded this activity is more reflective as cash used in operating activities. There is no change in our net change in cash for the three months ended November 30, 2005;

•	In the Condensed Consolidated Statements of Cash Flows we reclassified approximately $3.0 million and $1.6 million for the quarters ended November 30, 2006 and 2005, respectively, representing cash used for purchase of treasury stock for federal income tax withholding associated with stock based compensation from cash provided by (used in) operating activities to net cash provided by financing activities, as we concluded this activity is more reflective as cash used in financing activities. There is no net change in cash for the three months ended November 30, 2006;

•	The outstanding balance of the revolving credit facility was reclassified to a current liability from a non-current liability as of November 30, 2006 because we paid the entire outstanding balance subsequent to the balance sheet date.
The condensed consolidated financial statements and other information contained herein reflect amendments to disclosures in the footnotes from the Original Filing to reflect the following changes:
•	In Note 7, “Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships,” we have now reflected our investment in Nuclear Energy Holdings, LLC (which holds our Westinghouse Investment) as a variable interest entity (“VIE”), of which we are the primary beneficiary. We also amended Note 7 to reflect certain of our Privatization Entities as not being VIEs due to the U.S. government’s extensive control of these joint ventures. These changes impacted footnote and MD&A disclosures only in both periods presented;
•	We have amended Note 11, “Share-Based Compensation” to correct the 2006 weighted average exercise price of stock options exercised and forfeited during the three months ended November 30, 2006 and to correct the disclosure of shares available for future stock option grants to directors at November 30, 2006;

•	We have amended Note 12, “Contingencies and Commitments” to disclose the following matters previously not disclosed in the Original Filing:
•	Our entry into an indemnity agreement during fiscal 2006 with a third party surety to guarantee the payment and performance bonds on behalf of construction entities performing service on military housing privatization projects by us and our joint venture partner. As of November 30, 2006, we have not recorded an asset or liability relating to the indemnity agreement; and

•	A judgment rendered during fiscal 2005 against us and in favor of Saudi American Bank in the amount of $6.7 million. We have filed a notice of appeal, and expect to have the judgment overturned. We have not recorded any liability for this contingency;
•	We amended Note 14, “Comprehensive Income (Loss)” to reflect 1) the amount associated with an interest rate swap contract on Japanese Yen (“JPY”) denominated bonds, net of taxes, and 2) the unrealized translation adjustment. There was no change to the consolidated net income three months ended November 30, 2005;
•	In the Summary of Operating Segments Statements for the three months ended November 30, 2005, we reclassified revenues of $12.1 million to conform the E&C and F&M segment’s revenues and gross profit percentage to the November 30, 2006 presentation. In addition, in the Summary of Operating Segments, we reduced the E&C segment’s intersegment revenues by $4.5 million and the Maintenance segment’s intersegment revenues by $3.9 million for the three months ended November 30, 2006 to reflect revised amounts. These restatements of segment data had no effect on our consolidated revenues, gross profit, or net loss in the three months ended November 30, 2006. This restatement is the result of a change in the method of eliminating intersegment revenues which began March 1, 2006;
•	As a result of changes in the pre-tax loss including our change in method of accounting for Westinghouse, our income tax benefit for the three months ended November 30, 2006 increased from $3.8 million, as originally reported, to $7.8 million. We previously reported an increase in our valuation allowance of $4.9 million related to book expenses associated with our investment in Westinghouse accounting. Due to our change in accounting for our investment in Westinghouse, these expenses are no longer recorded and no related valuation allowance is needed. We have also increased our August 31, 2006 gross deferred tax asset and valuation allowance, respectively, by $5.1 million to gross-up state net operating losses.

•	We revised Note 20, “Unaudited Condensed Consolidating Financial Information,” to properly reclassify $6.6 million used in the Investment in Westinghouse transaction from net cash used in investing activities to net cash provided by operating activities on both Parent Only and Non-Guarantor Subsidiaries cash flows; and

•	Note 20, “Unaudited Condensed Consolidating Financial Information” reflects the following: 1) the reclassification of an entity from Guarantor Subsidiaries to Non-Guarantor Subsidiaries; 2) the reclassification of certain taxes between Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and 3) correct certain other items.
The impact of the restatement on our previously reported consolidated statements of operations for the three-month period ending November 30, 2006, is indicated in the table below (dollars in thousands, except per share amounts):

	Previously
	Reported	Adjustments	Restated
Revenues	$1,273,926	$(3,724)	$1,270,202
Cost of revenues	$1,175,724	$8,076	$1,183,800
Gross profit	$98,202	$(11,800)	$86,402
Operating income	$35,010	$(11,800)	$23,210
Amortization expense on put option related to Westinghouse	$(5,763)	$5,763	$—
Amortization expense on commercial relationship agreement	$(1,626)	$1,626	$—

	Previously
	Reported	Adjustments	Restated
Change in fair market value of embedded foreign currency derivative instrument	$(6,700)	$6,700	$—
Benefit from income taxes	$(3,842)	$(3,976)	$(7,818)
Loss from continuing operations	$(19,111)	$6,265	$(12,846)
Net loss	$(20,258)	$6,265	$(13,993)
Net loss per common share:
Basic:
Loss from continuing operations	$(0.25)	$0.09	$(0.16)
Net loss	$(0.26)	$(0.08)	$(0.18)
Diluted:
Loss from continuing operations	$(0.25)	$0.09	$(0.16)
Net loss	$(0.26)	$(0.08)	$(0.18)
The impact of the restatement on our previously reported consolidated balance sheet as of November 30, 2006 is indicated in the table below (dollars in thousands):

	November 30, 2006
	Previously		November 30, 2006
	Reported	Adjustments	Restated
Cash and cash equivalents	$131,825	$779	$132,604
Deferred income taxes	$86,479	$3,125	$89,604
Total current assets	$1,534,238	$3,904	$1,538,142
Investment in Westinghouse	$624,711	$466,253	$1,090,964
Embedded foreign currency derivative instrument	$110,200	$(110,200)	$—
Put option agreement on Investment in Westinghouse	$267,037	$(267,037)	$—
Commercial relationship agreement	$75,335	$(75,335)	$—
Other assets	$114,247	$10,816	$125,063
Deferred Financing Costs on Japanese Yen denominated bonds	$10,816	$(10,816)	$—
Total assets	$3,478,177	$17,585	$3,495,762
Accounts payable	$418,330	$2,200	$420,530
Accrued Liabilities	$241,547	$(1,484)	$240,063
Revolving line of credit	$—	$53,000	$53,000
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	$316,307	$9,600	$325,907
Total current liabilities	$1,012,519	$63,316	$1,075,835
Long-term revolving line of credit	$53,000	$(53,000)	$—
Deferred income taxes	$11,585	$1,004	$12,589
Retained earnings	$275,704	$6,265	$281,969
Total shareholders’ equity	$1,225,415	$6,265	$1,231,680
Total liabilities and shareholders’ equity	$3,478,177	$17,585	$3,495,762

The impact of the restatement on our previously reported consolidated statements of cash flows for the three-month periods ended November 30, 2006 and 2005 is summarized in the table below (dollars in thousands):

For the three-month period ended	Previously
November 30, 2006	Reported	Adjustments	Restated
Net cash provided (used in):
Operating activities	$134,767	$(3,289)	$131,478
Investing activities	(1,099,241)	4,408	(1,094,833)
Financing activities	940,636	(340)	940,296
Net change in cash and cash equivalents	(23,012)	779	(22,233)

For the three-month period ended	Previously
November 30, 2005	Reported	Adjustments	Restated
Net cash provided (used in):
Operating activities	$(112,340)	$(5,554)	$(117,894)
Investing activities	63,136	—	63,136
Financing activities	42,763	5,554	48,317
Net change in cash and cash equivalents	(6,583)	—	(6,583)
Note 3 — Acquisition of Westinghouse Investment and Related Agreements (Restated)
Summary of Acquisition and Results of Operations
On October 16, 2006, we acquired a 20% equity interest in Westinghouse (defined below) and entered into other agreements including: (1) an agreement which allows us to put all or part of our newly-acquired 20% equity interest in Westinghouse to Toshiba Corporation; (2) a commercial relationship agreement; and (3) a shareholder agreement, each of which is described below. We issued Japanese-Yen (JPY) denominated bonds on October 13, 2006, for US dollar equivalent net proceeds of approximately $1.0 billion to provide financing for the acquisition of the Westinghouse equity interest and the related agreements. We also paid cash of approximately $50.5 million and a promissory note of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of approximately $1.1 billion for this transaction is accounted for under the equity method of accounting.
Investment in Westinghouse
On October 16, 2006, two newly-formed acquisition companies (the “Acquisition Companies”) owned and capitalized to a total of $5.4 billion, provided 77% by Toshiba Corporation (“Toshiba”), 20% by Shaw (through its wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (“NEH”), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (“IHI”), acquired BNFL USA Group Inc. (also referred to as “Westinghouse Electric Company LLC”) and Westinghouse Electric UK Limited and their subsidiaries (collectively “Westinghouse”) from British Nuclear Fuels plc (“BNFL”). Our total cost of the equity investment and the related agreements, including related acquisition costs, but excluding deferred financing costs of approximately $11 million related to the Westinghouse Bonds, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese-market private placement, on October 13, 2006, of approximately $1.1 billion face value of Japanese Yen (“JPY”) — denominated bonds (the “Westinghouse Bonds”).
Put Option Agreement
In connection and concurrent with the acquisition of our Investment in Westinghouse, we entered into a JPY-denominated Put Option Agreement (the “Put Option”) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for

97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY (the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates) which is expected to approximate the amount due on the Westinghouse Bonds when the Put Option becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $36.8 million at November 30, 2006 exchange rates). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013, (covenants with the owners of the Westinghouse Bonds require us to exercise the Put Option at least 160 days prior to March 15, 2013, if, by such date, the Westinghouse Bonds have not been repaid, or earlier in the event of certain Toshiba credit events). The Put Option provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to Shaw (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.
Since the Put Option exercise price is denominated in JPY, we will receive a fixed amount of JPY (approximately 124.7 billion JPY if we choose to put 100% of our ownership in Westinghouse to Toshiba) upon the exercise of the Put Option. The Put Option, along with the Principal LC (defined below), substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to US dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.
Under generally accepted accounting principles, the Put Option is not considered a free-standing financial instrument or a derivative instrument, and therefore, has not been separated from our equity investment in Westinghouse.
Commercial Relationship Agreement
In connection and concurrent with the acquisition of our Investment in Westinghouse, we executed a Commercial Relationship Agreement (the “CRA”) that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the CRA is six years and contains renewal provisions. If by exercising the Put Option, we put more than 5% of the Westinghouse shares to Toshiba, the CRA is terminated. We would continue to retain our rights under the CRA for projects for which a request for proposal had been received prior to termination of the CRA. We concluded that for accounting purposes, no value should be allocated to the CRA and that the CRA should not be recognized as a separate asset.
Shareholder Agreement and Dividend Policy
On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages no less than 65%, but not to exceed 100% of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed (the “Dividend Policy”). The intent of the Dividend Policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Option or the sale of our equity investment in Westinghouse, although this right is dependent on Westinghouse earning net income equal to or exceeding the targeted income at some future time. The payment of any shortfall dividends will be made on a priority basis.
Westinghouse Bonds
The Westinghouse Bonds were issued at a discount for net proceeds of $1.0 billion. They are non-recourse to Shaw and its subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its shares in Westinghouse, the Put Option, a letter of credit for approximately $36.8 million (4.3 billion JPY) established by Shaw for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit (13.5 billion JPY) for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC), which will automatically renew and remain outstanding for the life of the Westinghouse Bonds, or until we exercise the Put Option, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. The initial Interest LC is approximately $115.9 million in the aggregate to cover interest until the beginning of the Put Option exercise period (March 31, 2010). Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.
Deferred financing costs associated with the Westinghouse Bonds of approximately $11.0 million and the original discount of $30.5 million are being amortized and accreted to interest expense over the term of the Westinghouse Bonds. Additional interest expense of $821,000 was recognized for the three months ended November 30, 2006, reflecting combined amortization and accretion of these costs. We anticipate combined amortization and accretion of approximately $6.6 million each year related to these deferred costs.
Since Westinghouse is a significant investment and is limited in its activities, the Chief Operating Decision Maker (“CODM”) reviews the performance of the Investment in Westinghouse as a separate operating segment. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we expect to record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of Shaw’s current periods. Under this policy, we expect Westinghouse’s operations from the date of the acquisition through their calendar quarter ended December 31, 2006, a 75-day period, will be included in our February 28, 2007 interim quarterly financial statements. We expect future financial statements will include a full three months of Westinghouse operations reported two months in arrears.
Note 4 — Restricted and Escrowed Cash
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
The decrease in the amounts due from government agencies or entities owned by the U.S. Government is primarily due to the collection of amounts billed for disaster relief, emergency response and recovery services provided to the Federal Emergency Management Agency (“FEMA”) and the U.S. Army Corps of Engineers. All trade receivables of $37.7 million as of November 30, 2006 due from FEMA were subsequently collected in December of 2006. There is only $8.7 million in receivables due from the U.S. Army Corps of Engineers related to disaster relief, emergency response and recovery services as of November 30, 2006, of which $2.5 million is retainage, and all is expected to be collected within the fiscal year.
Costs and estimated earnings in excess of billings on uncompleted contracts include $182.6 million at November 30, 2006, and $267.1 million at August 31, 2006 related to the U.S. Government agencies and entities. Approximately $34.0 million of this balance at November 30, 2006 is related to disaster relief, emergency response and recovery services, much of which was billed subsequent to November 30, 2006, and is expected to be collected in the second quarter of fiscal 2007.
Note 6 — Other Assets and Other Liabilities (Restated)
Other Assets
The following table summarizes the balance of other assets (in thousands):

	November 30,	August 31,
	2006	2006
Power generation plant equipment and materials	$10,282	$10,746
LandBank assets	33,019	32,880
Intangible assets, other than contract (asset) adjustments, less accumulated amortization	30,221	31,108
Employee receivables	80	102
Notes receivable	9,209	9,109
Deposits	3,102	2,902
Real estate option	12,183	12,183
Deferred acquisition costs	—	2,553
Deferred financing costs	17,043	4,693
Prepaid bond	6,248	6,833
Other	3,676	3,294

Total other assets	$125,063	$116,403

Other Liabilities
The following table summarizes the balance of other liabilities (in thousands):

	November 30,	August 31,
	2006	2006
Pension plan accumulated benefit obligations	$23,284	$22,586
Deferred rental expense and lease obligations	3,981	3,839
LandBank environmental remediation liabilities	8,795	8,752
Other	4,769	4,485

Total other liabilities	$40,829	$39,662

Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships (Restated)
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
Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, of the consolidated and unconsolidated VIEs, of which Shaw owns an interest (in thousands):

	November 30,	August 31,
	2006 (Restated)	2006 (Restated)
Primary Beneficiary:
Total assets	$1,215,013	$109,719
Total liabilities	1,172,448	101,952
Not Primary Beneficiary:
Total assets	$472,749	$459,553
Total liabilities	390,777	387,378
The total assets and total liabilities of VIEs for which we are the primary beneficiary increased significantly during the quarter ended November 30, 2006 due primarily to our investment in Westinghouse during the first quarter of fiscal 2007. Also, due to reconsideration events on more than one of our Privatization entities in periods subsequent to November 30, 2006, we have performed a reconsideration analysis, on the initial conclusions of the VIE status and, consequently, reconsidered our conclusions of the primary beneficiary of our Privatization entities. The reconsideration analysis resulted in the conclusions that: 1) Hanscom Family Housing, LLC and Little Rock Family Housing, LLC remain VIEs, and we remain not the primary beneficiary; and 2) American Eagle Communities Northwest, LLC and American Eagle Midwest, LLC, are not VIEs, although previously disclosed as being VIEs (the table above has been adjusted to properly reflect this).
Unconsolidated Entities (including VIEs), Joint Ventures and Limited Partnerships
The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships, which are accounted for under the equity method, excluding the Investment in Westinghouse (in thousands):

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

Earnings (losses) from unconsolidated entities, net of income taxes, are as follows, excluding the Investment in Westinghouse (in thousands):

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
Note 8 — Goodwill and Other Intangible Assets (Restated)
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

As of November 30, 2006 and August 31, 2006, we had tax deductible goodwill of approximately $143.8 (restated) million and $147.8 million, respectively.
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
Note 9 — Long-term Debt and Revolving Lines of Credit (Restated)
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

The Westinghouse Bonds were issued by NEH (see Note 3) and are as follows (in thousands):

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

Interest Rate Swap
On October 16, 2006, NEH entered into an interest rate swap agreement in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we will make fixed interest payments at a rate of 2.398%, and we will receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 0.7%. As of November 30, 2006, the fair value of the swap totaled approximately $4.0 million and is included in non-current liabilities and accumulated other comprehensive loss net of deferred taxes of $1.6 million in the accompanying balance sheet. There was no material ineffectiveness of the Company’s interest rate swap for the three months ended November 30, 2006.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	November 30,	August 31,
	2006 (restated)	2006
Credit facility	$53.0	$145.5
Credit facilities of consolidated VIEs	2.5	5.5

Total outstanding	55.5	151.0
Less: current maturities	(55.5)	(5.5)

Total long-term revolving lines of credit	$—	$145.5

Domestic Revolving Line of Credit
On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the investment in Westinghouse and to allow for an increase in the facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire credit facility, as amended, would be available for performance letters of credit. We also increased our sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007 and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010. Readers should refer to Note 9 of the notes to our consolidated financial statements in Item 8 of Part II of our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006 filed with the Securities and Exchange Commission on September 28, 2007 for a more detailed description of our Credit Facility.
The following table presents our available credit under our amended Credit Facility as of November 30, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 9 of the notes to our consolidated financial statements in Item 8 of Part II of our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006.

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
Note 10 — Income Taxes (Restated)
The components of our deferred tax position are as follows (in thousands):

	November 30,	August 31,
	2006 Restated	2006
Assets:
Deferred tax assets	$171,495	$156,707
Less: valuation allowance	(18,284)	(18,284)

Total assets	153,211	138,423
Liabilities:
Deferred tax liabilities	(76,196)	(74,002)

Net deferred tax assets	$77,015	$64,421

Our effective tax rate for the three months ended November 30, 2006 and 2005 was a benefit of 46.3% and 34.8% provision respectively. We treat unrealized foreign currency gains and losses on the Westinghouse Bonds as discrete items in each reporting period due to its volatility and our difficulty in estimating such gains and losses reliably. Our effective tax rate absent these discrete items is determined on an annualized method and includes increases in the effective rate for compensation related matters, meals and other nondeductible items, offset by favorable reductions in the effective tax rate relating to foreign income taxes, foreign tax credits and work opportunity tax credits.
Note 11 — Share-Based Compensation (Restated)
We have various types of stock-based compensation plans. These plans are administered by our compensation committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 12 of our consolidated financial statements in our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006 for additional information related to these stock-based compensation plans.
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
The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed consolidated statements of operations related to these stock option grants for the periods indicated below (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Stock Option Compensation expense	$1,882	$2,069

     The following table represents stock option activity for the three months ended November 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contract
	Shares	Exercise Price	Life
Outstanding options at beginning of period	5,237,880	$16.80
Granted	881,686	26.69
Exercised (restated)	(97,087)	17.22
Forfeited (restated)	(264,490)	18.28

Outstanding options at end of period	5,757,989	$18.24	6.45

Outstanding exercisable options at end of period	3,702,009	$16.72	5.08

Shares available for future stock option grants to employees and directors under existing plans were 2,548,171 and 113,098 (restated) respectively, at November 30, 2006. At November 30, 2006 the aggregate intrinsic value of options outstanding was $46.6 million, and the aggregate intrinsic value of options exercisable was $35.6 million. Total intrinsic value of options exercised was $0.8 million for the three months ended November 30, 2006.
The following table summarizes our non-vested stock option activity for the three months ended November 30, 2006:

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value
Non-vested stock options at beginning of period	2,141,146	$10.42
Granted	881,686	12.83
Vested	(753,509)	9.27
Forfeited	(213,343)	12.30

Non-vested stock options at end of period	2,055,980	$11.68

Restricted Stock
The plans, described in Note 12 of our consolidated financial statements in our amended Annual Report on Form 10-K/A, filed with the SEC on September 28, 2007, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to four years).
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
Note 12 — Contingencies and Commitments (Restated)
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following matters:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We often attempt to limit our exposure under these penalty provisions or liquidated damage claims to the contractual fee related to the work; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are considered in determining the gross profit on certain contracts subject to negotiation with these parties and/or subject to litigation (see Note 17 of our consolidated financial statements).
Guarantees (Restated)
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
During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a second series of military housing privatization projects being built by Shaw and our joint venture partner. This guarantee supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base, and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liable for the performance of the bonded construction work up to a maximum of $30 million. However, each partner’s individual maximum liability is capped at $15 million. Only limited amounts of work are currently proceeding at these sites and various suppliers and subcontractors have submitted claims of $10.1 million, liens have been filed on certain properties, notices of events of default have been issued, and additional funding is necessary to complete the scopes of work and pay vendor obligations. The aggregate amount of the joint venture liabilities, prior to potential collections from construction escrow payments on specified projects or reimbursement by our joint venture partner, is in excess of our $15 million indemnity guarantee.

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
Securities Litigation
We and certain of our current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder and 20(a) of the Securities Exchange Act of 1934 on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that (i) certain of our press releases and SEC filings contained material misstatements and omissions, (ii) that the manner in which we accounted for certain acquisitions was improper and (iii) that we improperly recorded revenues on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. Since the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits have been filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as a class action by the Court. We filed a motion to dismiss the consolidated action, which was denied. We then moved to certify the matter for immediate appeal, which the Court granted. The matter is now on appeal to the U.S. 5th Circuit Court of Appeals.
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
We, and certain of our officers, have been named in a purported class action lawsuit alleging violations of federal securities laws. This suit is entitled City of Brockton Retirement System v. The Shaw Group Inc, et al and was filed on October 10, 2006, in the United States District Court for the Southern District of New York, Case No. 06 CV 8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities and Exchange Act of 1934 on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that; (i) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal 2006; and (ii) in the second quarter of 2006, we materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought.

Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with generally accepted accounting principles (GAAP) based on the information we had at the time and that none of our public press releases or public filings contained material misrepresentations or omissions based on the information we had at the time. Accordingly, we intend to defend the Company and our present directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on the Company.
See Note 17 of our consolidated financial statements for information related to our claims on major projects.
Other Litigation (Restated)
During fiscal 2005, the U.S. District Court in Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and we expect to have the judgment overturned. Saudi American Bank has sought to make the judgment final, and has sought interest and attorneys fees, bringing its total claim to $11.4 million plus legal interest while the appeal is pending. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect and additional attorneys’ fees for the appeal on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
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
Note 13 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended
	November 30,
	2006	2005
Stock options	1,625	663
Restricted Stock	294	—
Note 14 — Comprehensive Income (Loss) (Restated)
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended
	November 30,
	2006
	Restated	2005
Net (loss) income	$(13,993)	$32,713
Unrealized translation adjustment (losses), net	956	(1,705)
Interest rate swap contract on JPY-denominated bonds, net of deferred taxes of $1,602	(2,402)	—
Change in unrealized net gains (losses) on hedging activities	—	37

Total comprehensive income (Loss)	$(15,439)	$31,045

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Mexican peso, Australian and Canadian dollars and the Euro.
On October 16, 2006, NEH entered into an interest rate swap agreement in the aggregate notional amount of 78 billion JPY (see Note 9 for further discussion).
Note 15 — Pension and Other Post Retirement Benefit Plans
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
Note 16 — Related Party Transactions
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
Note 17 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. We refer to these claims from customers and backcharges and claims against vendors, subcontractors and others as “claims.” As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Profit recognition on claims is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs in excess and estimated earnings and billings on uncompleted contracts on the accompanying consolidated balance sheets.
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

November 30, 2006
Amounts included in project estimates-at-completion at August 31, 2006	$90.5
Change in estimate-at-complete	(1.3)
Approved by customer	(16.2)
Increase in unapproved change orders and claims	12.1

Amounts included in project estimates-at-completion at November 30, 2006	$85.1

Amounts accrued in revenues (or reductions to contract costs) at November 30, 2006	$76.6

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
Note 18 – Assets Held for Sale
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
Note 19 — New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the previously deferred portion of the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending August 31, 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact of the adoption of SFAS 158 and do not expect that it will have a material impact on our consolidated financial statements.
Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” effective for our fiscal year beginning September 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently reviewing this pronouncement, but we believe it will not have a material impact on our financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance is applicable for our fiscal year ending August 31, 2007. We are currently assessing the impact, if any, from the adoption of SAB 108 on our financial position and results of operations. When the Company adopts SAB 108, certain items that have been identified and are currently included as a reduction of our net income in fiscal 2007 (see Note 2 — Restatement of Financial Statements) may be adjusted to be reflected as a change in the beginning of fiscal 2007 retained earnings balance, thus increasing our net income for fiscal 2007. However, additional items may also be identified which could result in an increase or decrease in net income for fiscal 2007 and we will only make these adjustments if the amounts are deemed to be material.
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
In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. We are required to adopt EITF 06-3 in the third fiscal quarter of 2007.
In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. The adoption of FSP FIN46(R)-6 in the first fiscal quarter of 2007 did not have a material effect on our financial position, results of operations and cash flows.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which changes the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. SFAS No. 155 will be effective for our 2008 fiscal year. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2007. The adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations or cash flows.
Note 20 — Unaudited Condensed Consolidating Financial Information (Restated)
The following presents unaudited condensed consolidating financial information with respect to our financial position as of November 30, 2006 and August 31, 2006, the results of our operations for the three months ended November 30, 2006 and 2005 and our cash flows for the three months ended November 30, 2006 and 2005.
In connection with our sale on March 17, 2003 of our seven year, 10.75% Senior Notes due March 15, 2010, our material 100% owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries) are referred to as the Non-Guarantor Subsidiaries.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
Restated and Unaudited
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	Restated	Restated	Restated	Restated	Restated
	As of November 30, 2006
Current assets	$484,573	$801,216	$285,783	$(33,430)	$1,538,142
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	847,318	165,586	1,096,498	(967,226)	1,142,176
Property and equipment, net	28,338	116,344	31,297	—	175,979
Other assets	22,364	567,164	68,288	(18,351)	639,465

Total Assets	$1,382,833	$1,654,425	$1,482,737	$(1,024,233)	$3,495,762

Current liabilities	$127,806	$764,569	$216,890	$(33,430)	$1,075,835
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term debt and capital leases	18,019	6,379	1,089,559	—	1,113,957
Other non-current liabilities	5,328	43,126	27,319	(18,351)	57,422
Minority interest	—	—	—	16,868	16,868
Shareholders’ Equity	1,231,680	839,479	144,615	(984,094)	1,231,680

Total Liabilities & Shareholders’ Equity	$1,382,833	$1,654,425	$1,482,737	$(1,024,233)	$3,495,762

				Elimination
			Non-	and
		Guarantor	Guarantor	Consolidation
	Parent	Subsidiaries	Subsidiaries	Entries	Consolidated
	Only Restated	Restated	Restated	Restated	Restated
	As of August 31, 2006
Current assets	$609,544	$828,917	$274,450	$(34,251)	$1,678,660
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	810,482	150,188	5,597	(914,219)	52,048
Property and equipment, net	29,809	114,180	31,442	—	175,431
Other assets	25,187	568,500	36,257	(6,949)	622,995

Total Assets	$1,475,262	$1,665,900	$348,617	$(960,645)	$2,529,134

Current liabilities	$64,926	$792,917	$217,067	$(34,251)	$1,040,659
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term revolving line of credit	145,517	—	—	—	145,517
Long-term debt and capital leases	16,521	1,977	9,519	—	28,017
Other non-current liabilities	5,091	37,564	22,620	(6,949)	58,326
Minority interest	—	—	—	13,408	13,408
Shareholders’ Equity	1,243,207	832,570	95,057	(927,627)	1,243,207

Total Liabilities & Shareholders’ Equity	$1,475,262	$1,665,900	$348,617	$(960,645)	$2,529,134

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Restated and Unaudited
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	Restated	Restated	Restated	Restated	Restated
	For the Three Months Ended November 30, 2006
Revenues	$—	$1,031,207	$251,161	$(12,166)	$1,270,202
Cost of revenues	—	964,397	231,477	(12,074)	1,183,800

Gross profit	—	66,810	19,684	(92)	86,402
General and administrative expenses	22,095	38,632	2,587	(122)	63,192

Operating income (loss)	(22,095)	28,178	17,097	30	23,210
Other income (expense)	22,095	(22,823)	(39,333)	(30)	(40,091)
Equity in earnings (losses) of subsidiaries	(13,993)	6,712	—	7,281	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(13,993)	12,067	(22,236)	7,281	(16,881)
Provision (benefit) for income taxes	—	4,740	(12,558)	—	(7,818)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(13,993)	7,327	(9,678)	7,281	(9,063)
Minority interest	—	—	—	(3,543)	(3,543)
Earnings (losses) from unconsolidated entities, net of income taxes	—	(215)	(25)	—	(240)

Income (loss) from continuing operations	(13,993)	7,112	(9,703)	3,738	(12,846)
Loss from and impairment of discontinued operations, net of income taxes	—	(112)	(1,035)	—	(1,147)

Net income (loss)	$(13,993)	$7,000	$(10,738)	$3,738	$(13,993)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	Restated	Restated	Restated	Restated	Restated
	For the Three Months Ended November 30, 2005
Revenues	$—	$1,096,034	$47,919	$(8,492)	$1,135,461
Cost of revenues	—	987,688	48,203	(8,448)	1,027,443

Gross profit	—	108,346	(284)	(44)	108,018
General and administrative expenses	20,094	31,762	2,555	(90)	54,321

Operating income (loss)	(20,094)	76,584	(2,839)	46	53,697
Other income (expense)	20,094	(21,545)	(805)	(46)	(2,302)
Equity in earnings (losses) of subsidiaries	32,713	(6,393)	—	(26,320)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	32,713	48,646	(3,644)	(26,320)	51,395
Provision for income taxes	—	17,657	247	—	17,904

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	32,713	30,989	(3,891)	(26,320)	33,491
Minority interest	—	—	—	(1,477)	(1,477)
Earnings (losses) from unconsolidated entities, net of income taxes	—	1,400	(262)	—	1,138

Income (loss) from continuing operations	32,713	32,389	(4,153)	(27,797)	33,152
Loss from discontinued operations, net of income taxes	—	(320)	(166)	47	(439)

Net income (loss)	$32,713	$32,069	$(4,319)	$(27,750)	$32,713

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Restated and Unaudited
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Restated	Restated	Restated	Restated	Restated
	For the Three Months Ended November 30, 2006
Net cash provided by operating activities	$—	$123,159	$8,319	$—	$131,478
Net cash used in investing activities	(43,455)	(7,216)	(1,044,162)	—	(1,094,833)
Net cash provided by (used in) financing activities	26,149	(129,047)	1,043,194	—	940,296
Effects of foreign exchange rate changes on cash	—	—	826	—	826

Net increase (decrease) in cash and cash equivalents	(17,306)	(13,104)	8,177	—	(22,233)
Cash and cash equivalents — beginning of period	20,842	27,155	106,840	—	154,837

Cash and cash equivalents — end of period	$3,536	$14,051	$115,017	$—	$132,604

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Restated	Restated	Restated	Restated	Restated
	For the Three Months Ended November 30, 2005
Net cash used in operating activities	$—	$(92,825)	$(25,069)	$—	$(117,894)
Net cash provided by (used in) investing activities	(1,234)	66,330	(1,960)	—	63,136
Net cash provided by financing activities	567	24,722	23,028	—	48,317
Effects of foreign exchange rate changes on cash	—	—	(142)	—	(142)

Net decrease in cash and cash equivalents	(667)	(1,773)	(4,143)	—	(6,583)
Cash and cash equivalents — beginning of period	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of period	$203	$21,197	$28,796	$—	$50,196

PART I — FINANCIAL INFORMATION
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of The Shaw Group Inc. and its subsidiaries as of November 30, 2006, and the results of their operations for the three months ended November 30, 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes contained herein and (ii) the consolidated financial statements and accompanying notes to our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006 filed with the SEC on September 28, 2007. The financial statements for the quarters ended November 30, 2006 and 2005, and the fiscal year ended August 31, 2006 have been restated. See Note 2 of Notes to Financial Statements.
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements contained herein that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	risks related to our investment in Westinghouse;

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the SEC and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector clients that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	foreign currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	market prices of our equity securities have changed significantly and could change further;

•	recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation;

•	unavoidable delays due to weather conditions;

•	closing of any U.S. military bases related to our privatization interests; and

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 7 — Item 1-A Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our amended Annual Report on Form 10-K/A as filed with the SEC on September 28, 2007, as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
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
Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000, the IT Group transaction in fiscal 2002, and the Westinghouse acquisition completed in October 2006. Our fiscal 2006 revenues were approximately $4.8 billion and our backlog at November 30, 2006 was approximately $9.5 billion. We are headquartered in Baton Rouge, Louisiana with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 21,000 people.
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
Status of Current Reports with the Securities and Exchange Commission
Due to the significance of the Westinghouse acquisition to Shaw’s financial statements, we were required to file a Current Report on Form 8-K with the SEC by January 3, 2007, including the audited financial statements of Westinghouse for the fiscal years ended March 31, 2006 and 2005. As a subsidiary of BNFL, Westinghouse maintained its accounting records under UK generally accepted accounting principles. Further, it did not obtain a separate audit of Westinghouse results for the periods required in our Current Report on Form 8-K. These factors have caused delays in obtaining the information and reports needed to timely file with the SEC. As of the date of this filing, we were in compliance with the covenants contained in our Credit Facility (see Note 9); however, due to delays in receiving the required Westinghouse audited financial statements, we did not file our amendment and supplement to Item 9.01 of our Current Report on Form 8-K initially filed on October 18, 2006, to include the historical financial statements of Westinghouse, and the unaudited pro forma financial information required pursuant to Article 11 of Regulation S-X. If we do not file the amended Current Report on Form 8-K by January 18, 2007, then we will be in violation of certain debt covenants of the Credit Facility, and will require a waiver under our Credit Facility. If a waiver cannot be obtained, we will be in default and will be subject to the events of default terms under the Credit Facility.
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
Critical Accounting Policies
Item 7, included in Part II of our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties.
Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006. In addition to that discussion, the following addresses selected key critical accounting policies that are new.
Discussion of Westinghouse Investment and Related Agreements
See Note 3 of the condensed consolidated financial statements for the detailed discussion of the acquisition of the Westinghouse investment and related agreements.
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

Selected summary financial information for our operating segments, for the periods indicated (in millions):

	Three Months Ended
	November 30,
	2006	2005
	Restated	Restated
Revenues:
E&I	$375.8	$557.5
E&C	505.0	312.5
Maintenance	280.7	193.0
F&M	108.7	72.5

Total revenue	$1,270.2	$1,135.5

Gross profit:
E&I	$28.9	$65.2
E&C	24.8	22.3
Maintenance	9.0	8.2
F&M	23.7	12.3

Total gross profit	$86.4	$108.0

	Three Months Ended
	November 30,
	2006	2005
	Restated	Restated
Gross profit percentage:
E&I	7.7%	11.7%
E&C	4.9	7.2
Maintenance	3.2	4.2
F&M	21.8	16.9
Total gross profit percentage	6.8%	9.5%

	Three Months Ended
	November 30,
	2006	2005
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations
E&I	$8.9	$46.1
E&C	9.8	15.1
Maintenance	5.8	5.6
F&M	18.8	7.8
Investment in Westinghouse	(35.3)	—
Corporate items and eliminations	(24.9)	(23.2)

Total income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	$(16.9)	$51.4

The following table presents our revenues by industry sector:

	Three Months Ended
	November 30,
	2006 Restated		2005 Restated
	(In		(In
Industry Sector	Millions)%		Millions)%
Environmental and Infrastructure	$375.8	29%	$557.5	49%
Energy:
E&C	271.0	21	203.8	18
Maintenance	192.9	15	121.8	11
F&M	41.6	3	15.0	1
Chemical:
E&C	228.6	18	98.6	9
Maintenance	87.2	7	70.4	6
F&M	32.1	3	43.8	4
Other Industries:
E&C	5.4	1	10.1	1
Maintenance	0.6	—	0.8	—
F&M	35.0	3	13.7	1

Total revenue	$1,270.2	100%	$1,135.5	100%

The following table presents our revenues by geographic region:

	Three Months Ended
	November 30,
	2006 Restated		2005 Restated
	(In		(In
Geographic Region	Millions)%		Millions)%
United States	$1,019.6	80%	$1,054.9	93%
Asia/Pacific Rim	46.6	4	31.7	3
Middle East	157.2	12	25.6	2
Canada	3.1	—	3.3	1
Europe	32.6	3	16.1	1
South America and Mexico	6.9	1	1.4	—
Other	4.2	—	2.5	—

Total Revenue	$1,270.2	100%	$1,135.5	100%

Our backlog by segment is as follows:

	November 30, 2006		August 31, 2006
	(In		(In
	Millions)%		Millions)%
E&I	$2,844.2	30%	$2,765.1	30%
E&C	4,399.2	46	4,650.7	51
Maintenance	1,892.0	20	1,250.9	14
F&M	401.3	4	408.9	5

Total backlog	$9,536.7	100%	$9,075.6	100%

Our backlog by industry sector is as follows:

	November 30, 2006		August 31, 2006
	(In		(In
Industry Sector	Millions)%		Millions)%
Environmental and Infrastructure	$2,844.2	30%	$2,765.1	30%
Energy:
E&C	2,992.0	31	3,166.4	35
Maintenance	1,639.7	17	963.0	11
F&M	258.3	3	230.4	3
Chemical:
E&C	1,406.7	15	1,483.5	16
Maintenance	252.3	3	287.9	3
F&M	70.0	—	86.4	1
Other Industries:
E&C	0.5	—	0.8	—
Maintenance	—	—	—	—
F&M	73.0	1	92.1	1

Total backlog	$9,536.7	100%	$9,075.6	100%

	November 30, 2006		August 31, 2006
	(In		(In
Status of Contract	Millions)%		Millions)%
Signed contracts and commitments	$7,113.6	75%	$7,285.2	80%
Letters of intent	2,423.1	25	1,790.4	20

Total backlog	$9,536.7	100%	$9,075.6	100%

Backlog includes $809 million of customer furnished materials on an E&C contract, which does not have any associated gross profit.
Executive Summary (Restated)
Net income decreased by approximately $46.7 million, or 143%, due in part to the impact on our consolidated results of operations from our investment in Westinghouse, which is reflected in the Westinghouse segment. Excluding the impact on our consolidated results of operations from the Westinghouse segment, net income would have decreased by approximately $25.2 million, or 77%, compared to the same period of the prior year primarily due to a decrease in gross profit from our E&I segment, an increase in general and administrative expenses and an increase in other expenses.
The total impact from the Westinghouse segment on our consolidated results of operations for the three months ended November 30, 2006 was a loss of $35.3 million, pre-tax, and $21.5 million, net of tax. The Westinghouse segment did not exist in the three months ended November 30, 2005. The results of operations of the Westinghouse segment for the three months ended November 30, 2006 included: interest expense on Japanese Yen (“JPY”) denominated bonds including discount accretion and deferred financing cost amortization of approximately $4.6 million; and foreign currency translation losses on JPY-denominated bonds of approximately $30.6 million.
Our E&C segment gross profit increased, due primarily to increasing activity on refinery and power projects. Our Maintenance and F&M segments experienced increases in gross profit in the fiscal 2007 period as compared to 2006 resulting from increased volume of capital construction services for chemical industry customers and growth in worldwide demand for piping systems, respectively.
The need for disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. declined in our fiscal 2007 first quarter as compared to 2006 as storm activity dropped to historic lows, and no major storms made landfall in the U.S.
Gross profit for the fiscal 2007 first quarter declined compared to the same period for fiscal 2006 primarily due to decreased disaster relief, emergency response and recovery services work in our E&I segment.
General and administrative expenses increased by $8.9 million in the first quarter of fiscal 2007 compared to fiscal 2006 in order to support our increasing revenue base and level of business activity. Despite the increase in G&A expenses, G&A expenses as a percentage of revenues remains stable for fiscal 2007 compared to fiscal 2006. Specific areas that contributed to the increase in G&A expenses during fiscal 2007 included increased labor costs due to higher headcount primarily in human resources and business development, increased professional fees, including audit services, and increased insurance costs.
Interest expense increased due to the addition of the Westinghouse Bonds which were outstanding during the second half of the quarter. The effective tax rate at which we were able to provide income tax benefits related to our net loss for the period was 46.3%, primarily as a result of the discrete impact of unrealized foreign losses during the period. Minority interest expense increased $2.1 million primarily due to the consolidation of a previously unconsolidated entity due to our acquisition of one of our joint venture partners.
Foreign currency translation loss on the Westinghouse Bonds was $30.6 million.
E&C Segment (Restated)
Revenues
Segment revenues for the three months ended November 30, 2006 were $505.0 million as compared to $312.5 million for the three months ended November 30, 2005. The $192.5 million increase or 61.6 % is primarily attributable to the following:
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
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2006 was $24.8 million or 4.9% of revenues compared to $22.3 million or 7.2% for the three months ended November 30, 2005. The changes in gross profit are attributable primarily to:
•	increased gross profit associated with the increased activity on FGD and major coal power projects as a result of increased contract volume;

•	higher gross profit related to contract activity on a major international petrochemical project due to the project no longer being in the start up phase as it was during the first quarter of fiscal 2006;

•	recognition, in the prior year comparative quarter ended November 30, 2005, of a $8.0 million loss on a refining project;

•	substantial completion of two major EPC gas projects during fiscal year 2006;

•	recognition of $6.5 million loss of U.S. EPC gulf coast project (see Note 2 – Restatement of Financial Statements); and

•	prior year errors recorded in the three months ended November 30, 2006 relating to certain deferred costs deemed unrecoverable ($2.2 million) and individually insignificant changes to cost forecasts on several other projects ($2.1 million).
The decrease in gross profit percentage is primarily attributable to customer furnished material which had no associated gross profit.
Our E&C segment has recorded revenues to date of $66.2 million related to unapproved change orders and claims as of November 30, 2006 on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be a combined $74.6 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized. For further description of our accounting policy with regard to unapproved change orders and claims, see “Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements” contained in Item 7 of our August 31, 2006 amended Annual Report on Form 10-K/A.
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations (“Pre-tax income (loss) before other items”)
Pre-tax income before other items for the three months ended November 30, 2006 was $9.8 million or 1.9% of revenues as compared to $15.1 million or 4.8% of revenues for the three months ended November 30, 2005. The percent decrease of pre-tax income as a percent of revenues is primarily attributable to the higher gross profit addressed above offset by an increase in general and administrative expenses and foreign currency transaction losses. General and administration expense for the three months ended November 30, 2006 of $12.5 million increased by $3.5 million from the period ended November 30, 2005 due to increased IT, Human Resources, Legal, Accounting and Business Development related to the growth in our E&C segment. Foreign currency transaction losses of $3.5 million decreased from the quarter ended November 30, 2005 by $4.7 million due to changes in foreign currency exchange rates.
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

E&I Segment (Restated)
Revenues
The decrease in revenues of $181.7 million or 32.6% for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 is primarily attributable to:
•	a $263.6 million decline in project revenues associated with providing disaster relief, emergency response and recovery services as compared to the first quarter of fiscal 2006 primarily due to the large amount of work related to hurricanes Katrina and Rita in fiscal 2006; and

•	a decrease of $10.3 million in domestic federal environmental remediation work due to less work being awarded under existing contracts and/or delays in funding under existing contracts.
The decrease in revenues for the three months ended November 30, 2006 was partially offset by:
•	an increase in revenues of $57.3 million from two consolidated joint ventures providing services to the U.S. Department of Energy;

•	an increase of $19.6 million due to an overall increase in demand for construction services to commercial customers; and

•	the application of revised estimated governmental indirect rates to contract direct costs for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2006 was $28.9 million or 7.7% as compared to $65.2 million or 11.7% for the three months ended November 30, 2005. The decrease in gross profit and related gross profit percentage is due primarily to:
•	decreased gross profit of $35.1 million associated with providing disaster relief, emergency response and recovery services;

•	decreased gross profit and related gross profit percentage in domestic federal environmental remediation work due to less work being awarded under existing contracts and/or delays in funding under existing contracts together with the lower gross profit percentage earned on our consolidated joint ventures for the U. S. Department of Energy; and

•	decreased gross profit and related percentage on non-hurricane related work in the first quarter of fiscal 2007 as compared to the positive impact in the first quarter of fiscal 2006 from indirect cost absorption arising from our overall increase in sales volumes during that same quarter.
The decreases are partially offset by:
•	an increase in demand for construction services to commercial customers and improved gross profit percentage earned on these services;

•	an increase in gross profit earned on our consolidated joint ventures for the U. S. Department of Energy; and

•	the application of revised estimated governmental indirect rates to contract direct costs for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.
Pre-tax income (loss) before other items
Pre-tax income before other items for the three months ended November 30, 2006 was $8.9 million or 2.4% of revenues as compared to $46.1 million or 8.3% of revenues for the three months ended November 30, 2005. The decrease in pre-tax income of $37.2 million or 80.7% is primarily due to the change in gross profit discussed above, and increased general and administrative expenses.

Backlog
Backlog for the E&I segment as of November 30, 2006 is $2.8 billion, an increase of about $79 million as compared to August 31, 2006. The increase in backlog is attributable to several significant federal contract wins and project awards from both new and long-standing commercial clients. In light of the mild storm season, significant increases in the E&I backlog from disaster relief and emergency response awards have not materialized during fiscal 2007. We believe E&I is well-positioned to capitalize on opportunities in core and emerging markets with both historic and developing services, and the E&I backlog will rest on our ability to win new contract awards in this highly competitive environment.
As of November 30, 2006, contracts with government agencies or entities owned by the U.S. government and state government agencies are a predominant component of the E&I backlog, accounting for $2.6 billion or 91.7% of the $2.8 billion in backlog.
For the remainder of fiscal 2007, we expect E&I revenues will be less than fiscal 2006 levels as currently awarded disaster recovery work nears completion; we continue to expect that fiscal 2007 revenue levels will be well in excess of levels earned in 2005 with increases in federal and mission support services, supported by several DOE projects of consolidated joint ventures and from commercial, state and local project work, strengthened by awards from clients in both the public and private sectors. For fiscal 2007, we expect revenues in the second half of the year to be at higher levels than in the first half of the year as federal spending plans for fiscal 2007 are finalized and as project awards are granted and executed. Gross profit for fiscal 2007 will be less than that earned in fiscal 2006 due to the mild storm season and the resulting decline in disaster recovery work.
Gross profit percentage is expected to be lower in fiscal 2007 than in fiscal 2006, reflecting the impact of lower revenues to absorb indirect costs, the changing composition of work, including expanded services provided by our consolidated joint ventures and the competitive nature of work won in this industry sector.
Maintenance Segment (Restated)
Revenues
The increase in revenues of $87.7 million or 45.4% for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 is primarily attributable to:
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

Pre-tax income (loss) before other items
Pre-tax income before other items for the three months ended November 30, 2006 was $5.8 million or 2.1% of revenues as compared to $5.6 million or 2.9% of revenues for the three months ended November 30, 2005. The increase in pre-tax income of $0.2 million is primarily attributable to the changes in gross profit addressed above offset by an increase in general and administrative expenses attributable primarily to an increase in the costs related to facilities and human resources to support our revenue growth.
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
We anticipate fiscal 2007 revenues to be consistent with fiscal 2006 levels as we continue to provide additional services for current and new customers in the energy and chemical industries. We also expect our gross profit to be consistent with current levels in fiscal 2007.
F&M Segment (Restated)
Revenues
The increase in revenues of $36.2 million or 49.9% for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 is primarily attributable to significant new contract awards from the energy and chemical industries and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
Gross Profit and Gross Profit Percentage
Gross profit for the three months ended November 30, 2006 was $23.7 million or 21.8% compared to $12.3 million or 16.9% for the three months ended November 30, 2005. The increase in gross profit was primarily attributable to the increase in volume and better pricing of fabricated piping systems, bending machines sold and shipped, and better than anticipated gross profit from the domestic manufacturing and distribution business due to the continued strong worldwide demand.
Pre-tax income (loss) before other items
Pre-tax income before other items for the three months ended November 30, 2006 was $18.8 million or 17.3% of revenues as compared to $7.8 million or 10.8% of revenues for the three months ended November 30, 2005. The change is due primarily to the increases in revenues and the factors impacting gross profit as listed above, partially offset by a slight increase of $0.8 million in general and administrative expenses due to increased labor costs resulting from the higher demand in the F&M segment markets. Our F&M segment had net other expenses, which decreased by $0.5 million, due to the recording of an impairment charge on one of our facilities during the quarter ended November 30, 2005 with no similar charge recorded during the quarter ended November 30, 2006.
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

Investment in Westinghouse Segment (Restated)
The Investment in Westinghouse segment includes our equity investment in Westinghouse that was acquired on October 16, 2006. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we expect to record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of Shaw’s current periods. Under this policy, we expect Westinghouse’s operations from the date of the acquisition through their calendar quarter ended December 31, 2006, a 75-day period, will be included in our February 28, 2007 interim quarterly financial statements. We expect future financial statements will include a full three months of Westinghouse operations reported two months in arrears.
The total impact from the Investment in Westinghouse segment on our consolidated results of operations for the three months ended November 30, 2006 was ($35.3) million, pre-tax, ($21.5) million, net of tax. The results of operations of the Investment in Westinghouse segment for the three months ended November 30, 2006 included the following:
•	interest expense on the Westinghouse Bonds, including discount accretion and deferred financing cost amortization of approximately $4.6 million; and

•	foreign currency translation losses on the JPY-denominated bonds, net, of approximately $30.6 million.
We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity investment in Westinghouse, we believe that the economic and liquidity impact of exchange rate changes on our Westinghouse Bonds are not material because of the economic hedge relationship between the JPY-equivalent proceeds that would be received from the exercise of the Put Option to settle the Westinghouse Bonds.
Corporate (Restated)
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for the three months ended November 30, 2006 was ($24.9) million as compared to ($23.2) million for the three months ended November 30, 2005. The decrease in pre-tax income of $1.7 million is primarily due to an increase in employee compensation, business development activities, professional fees and insurance premium expenses, all of which are attributable to our recent growth and demand for our existing services.
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
As of November 30, 2006, we had cash and cash equivalents of $132.6 million, $45.9 million of restricted and escrowed cash, and $275.1 million of availability under our $850.0 million Credit Facility to fund operations. We amended our revolving credit agreement to allow for the investment in Westinghouse and to allow for an increase in the facility from $750 million to $1 billion. We made effective $100 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire credit facility, as amended, would be available for performance letters of credit, and up to $525 million would be available for revolving credit loans and financial letters of credit until November 30, 2007, and $425 million thereafter. Management believes cash generated from operations, the sale of certain non-core or under performing assets, available borrowings under our Credit Facility, and if necessary, available sales of equity or debt will be sufficient to fund operations for the next twelve months.
Cash flow for Three Months ended November 30, 2006 versus Three Months ended November 30, 2005 (Restated)
The following table sets forth the cash flows for the three months ended November 30, (in thousands):

	2006	2005
	Restated	Restated
Cash flow provided by (used in) operations	$131,478	$(117,894)
Cash flow provided by (used in) investing	(1,094,833)	63,136
Cash flow provided by financing	940,296	48,317
Effect of foreign exchange rate changes on cash	826	(142)
Operating Cash Flow
Net operating cash flows increased by $249.4 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. The increase in fiscal 2007 was due, in part, to collections of $254.7 million of accounts receivable for disaster relief, emergency response and recovery services provided during fiscal 2006 to federal, state and local government agencies, as well as private entities, subsequent to the hurricane season of the fall of 2005.
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
Financing Cash Flows
Net financing cash flows increased $892.0 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 primarily due to our investment in Westinghouse financed by the Westinghouse Bonds. Partially offsetting the increase in financing cash flows from the Westinghouse Bonds, part of the increase in operating cash flows was used to pay down the balances on our revolving credit facilities during the first quarter of fiscal 2007 by $95.5 million.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	November 30,	August 31,
	2006 (restated)	2006
Credit Facility	$53.0	$145.5
Credit facilities of consolidated VIEs	2.5	5.5

Total outstanding	55.5	151.0
Less: current maturities	(55.5)	(5.5)

Total long-term revolving lines of credit	$—	$145.5

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
The following table presents our available credit under our amended Credit Facility as of November 30, 2006 (in millions), which is subject to a borrowing base calculation as mentioned in Note 9 of the notes to our consolidated financial statements in Item 8 of Part II of our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006.

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
During fiscal 2006, we entered into an indemnity agreement obligation with a third party surety to guarantee the payment and performance bonds issued on behalf of construction entities performing services on military housing privatization projects by Shaw and our joint venture partner. For further discussion, see Note 12 – Contingencies and Commitments of the Condensed Consolidated Financial Statements.
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

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit —Domestic and Foreign	$481.4	$—	$473.0	$5.4	$3.0
Surety bonds	736.1	509.6	208.5	—	18.0

Total Commercial Commitments	$1,217.5	$509.6	$681.5	$5.4	$21.0

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to November 30, 2006.
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
See Note 9 to our condensed consolidated financial statements for a discussion of long-term debt, and Note 12 for a discussion of contingencies and commitments.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 19 of our consolidated financial statements in Part I, Item 1, “Financial Statements”.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Restated)
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
Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $850.0 million limit of this facility. At November 30, 2006, letters of credit of approximately $481.4 million were outstanding and short-term revolving credit loans outstanding under the Credit Facility were $53.0 million. At November 30, 2006, the interest rate on our primary Credit Facility was 8.50% with an availability of $275.1 million (see Note 9 to our condensed consolidated financial statements).
As of November 30, 2006, our variable rate debt, excluding Westinghouse, was $56.8 million, including our outstanding borrowings under our Credit Facility with a weighted average interest rate of 8.41%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position. In addition, we have outstanding $653.1 million of variable rate Westinghouse bonds (face value 78 billion JPY) with a coupon rate of 0.70% above the six-month JPY LIBOR rate (1.20% as of November 30, 2006). We have entered into an interest rate swap agreement which fixes our interest payments at 2.20% in order to minimize our interest rate risk.
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
ITEM 4. — CONTROLS AND PROCEDURES (Restated)
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2006, because of the material weaknesses discussed below.
Identification of Material Weaknesses
In light of the material weaknesses described below, we have delayed filing our amended financial statements for the three months ended November 30, 2006 and performed additional analyses and other procedures to determine that our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements, the Audit Committee of our Board of Directors requested an independent review of our accounting for an ongoing U.S. gulf coast EPC petrochemical project to ensure proper reporting of financial performance. The independent review focused on our accounting controls and procedures with respect to this contract, as well as within our E&C segment. The review was conducted by an independent law firm, which engaged forensic accountants to assist with its review. Based on the results of and recommendations contained in the review, management concluded that we had the following additional material weaknesses in our internal control over financial reporting:

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
During the quarter ended November 30, 2006, we continued to experience significant growth in our operations and in the complexity of our operations and transactions. We were not able to expand our accounting and financial resources to keep pace with this growth and timely address certain complex transactions. As a result, we identified the following additional material weakness as of November 30, 2006:
•	Complex Accounting Matters and Insufficient Accounting Resources Deficiency – A material weakness resulting from insufficient accounting resources to properly analyze, record, and disclose accounting matters.
In addition, the following material weaknesses as of August 31, 2006 previously reported in our 2006 Form 10-K, remain in existence as of November 30, 2006 as insufficient time has passed to ensure remedial actions are working as intended:
•	Revenue Recognition Deficiency - During the third quarter of the year ended August 31, 2006, we discovered that the recognition of revenue on one contract accounted for under the percentage-of-completion method was overstated due to a clerical error in the computation. The error occurred because a key control, the review of the calculation, which would have detected the overstatement, did not operate correctly. Our condensed consolidated financial statements for the three-months ended November 30, 2006 were restated to correct this error.

•	Application of FIN 46(R) Deficiency - During the third quarter of the year ended August 31, 2006, we misapplied GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary. The appropriate accounting personnel did not identify the misapplication of the accounting guidance in FIN 46(R), which led to a misallocation of minority interest losses on the income statement, resulting in an overstatement of net income. Our condensed consolidated financial statements for the three-months ended November 30, 2006 were restated to correct this error.

•	Accounting for Stock Options Deficiency - During the year ended August 31, 2006, we determined that we misapplied GAAP relating to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. We discovered that the accounting measurement dates for certain stock option awards during fiscal 2000 were determined in error. The correct measurement date should have been the date upon which the list of the recipients and specific allocations was finalized, rather than the date that the Compensation Committee initially approved the award. We restated our consolidated financial statements for the years ended August 31, 2001 through 2005 to record non-cash, stock-based compensation expense related to this stock option grant.
Remediation of Material Weaknesses
Based on the results of and recommendations contained in the independent review discussed above, we have begun to implement the following appropriate remedial measures: (1) providing additional training to our officers and employees on the importance of financial reporting, (2) instilling a more disciplined, objective and rigorous process directed to the goal of improving the accuracy of cost estimates in project contracts, (3) improving the financial reporting environment within the E&C segment and encouraging officers and employees to more timely address issues as they arise so that they may be appropriately managed, and (4) encouraging greater cooperation between operating and accounting personnel.
In response to the material weaknesses identified by our management as of August 31, 2006 and November 30, 2006, we have dedicated significant resources to improve our control environment and to remedy the material weaknesses. Our efforts include the following:
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
As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts discussed above, there were no changes in our internal control over financial reporting during the three months ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 and Note 17 of our consolidated financial statements in Part I, Item 1, “Financial Statements” for a detail of our legal proceedings.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Registrant’s Amended Annual Report on Form 10-K/A for Fiscal Year Ending August 31, 2006, except for the risk factors listed below.
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
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we cannot assure you that we will be able to obtain the necessary waiver or amendment. In the event of any default not waived, the lenders under our Credit Facility are not required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or require us to apply all of our available cash to repay our borrowings and cash collateralize any outstanding letters of credit at the time of default. If we are unable to repay borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If the indebtedness under our Credit Facility is accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full. As of November 30, 2006, we had $53.0 million outstanding borrowings under the Credit Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $474.0 million and indebtedness under our Senior Notes of $15.1 million.
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
Although we have obtained certain exclusive rights to participate in Westinghouse advanced passive AP 1000 nuclear plant projects and preferred rights to provide other services, we can provide no assurance that we will obtain significant business from this arrangement.
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

ITEM 6. EXHIBITS (Restated)
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q/A. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

		Report or
Exhibit		Registration	SEC File or Registration	Exhibit Or Other
Number	Document Description	Statement	Number	Reference
2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01

2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01

3.1	Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

10.1	Amendment No. 4 dated October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1

10.2	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2

10.3	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

		Report or
Exhibit		Registration	SEC File or Registration	Exhibit Or Other
Number	Document Description	Statement	Number	Reference
10.4	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly-owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4

10.5	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5

10.6	Bond Trust Deed, dated as of October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6

10.7	Parent Pledge Agreement, dated as of October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7

10.8	Issuer Pledge Agreement, dated as of October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

10.9	Deed of Charge, dated as of October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

10.10	Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006, of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10

10.11	Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006, of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11

10.12	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12

*10.13	Summary of compensation payable to Michael J. Mancuso for services as a member of the Board of Directors of the Company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 16, 2006	1-12227	Item 1.01 of the referenced filing

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Shaw Group Inc.
September 28, 2007	By:	/s/ Dirk J. Wild
		Name:	Dirk J. Wild
		Title:	Interim Chief Financial Officer, and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX (Restated)
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q/A. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

		Report or
Exhibit		Registration	SEC File or Registration	Exhibit Or Other
Number	Document Description	Statement	Number	Reference
2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01

2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01

3.1	Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

10.1	Amendment No. 4 dated October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1

10.2	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2

10.3	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

		Report or
Exhibit		Registration	SEC File or Registration	Exhibit Or Other
Number	Document Description	Statement	Number	Reference
10.4	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4

10.5	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5

10.6	Bond Trust Deed, dated as of October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6

10.7	Parent Pledge Agreement, dated as of October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7

10.8	Issuer Pledge Agreement, dated as of October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

10.9	Deed of Charge, dated as of October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc. as swap counterparty	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

10.10	Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10

10.11	Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11

10.12	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12

*10.13	Summary of compensation payable to Michael J. Mancuso for services as a member of the Board Directors of the Company	The Shaw Group Inc.’s Current Report on Form 8-K filed on October 16, 2006	1-12227	Item 1.01 of the referenced filing

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002