Form 10-Q
period 2007-02-28
SHAW GROUP INC
filed 2007-09-28
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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
Yes ☐                    No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, no par value, 81,120,327 shares outstanding as of September 24, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	February 28,
	2007	August 31,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$125,855	$154,837
Restricted and escrowed cash	39,183	43,409
Accounts receivable, including retainage, net	634,593	740,920
Inventories	141,721	101,337
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	411,579	455,819
Deferred income taxes	103,417	83,085
Prepaid expenses and other current assets	78,211	99,253

Total current assets	1,534,559	1,678,660
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	36,898	52,048
Investment in Westinghouse	1,090,796	—
Property and equipment, less accumulated depreciation of $181,909 at February 28, 2007 and $166,220 at August 31, 2006	190,166	175,431
Goodwill	512,959	506,592
Other assets	142,920	116,403

	$3,508,298	$2,529,134

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued from previous page)

	February 28,
	2007	August 31,
	(Unaudited)	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450,517	$483,002
Accrued liabilities	273,502	211,162
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	383,219	316,674
Contract liability adjustments	1,680	3,361
Deferred revenue	4,906	14,772
Current maturities of long-term debt	9,134	2,456
Short-term revolving lines of credit	2,749	5,526
Revolving line of credit	39,000	—
Short-term debt	6,643	1,895
Current portion of obligations under capital leases	2,228	1,811

Total current liabilities	1,173,578	1,040,659
Revolving line of credit	—	145,517
Long-term debt, less current maturities	23,775	24,584
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,048,313	—
Obligations under capital leases, less current portion	2,795	3,433
Deferred income taxes	10,514	18,664
Interest rate swap contract on Japanese Yen-denominated bonds	8,150	—
Other liabilities	41,524	39,662
Minority interest	19,245	13,408
Shareholders’ equity:
Common stock, no par value, 86,676,113 and 85,866,727 shares issued, respectively; and 81,172,052 and 80,475,928 shares outstanding, respectively	1,094,108	1,074,106
Retained earnings	219,388	295,962
Accumulated other comprehensive loss	(28,551)	(25,363)
Treasury stock, 5,504,061 shares and 5,390,799 shares, respectively	(104,541)	(101,498)

Total shareholders’ equity	1,180,404	1,243,207

	$3,508,298	$2,529,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues	$1,208,709	$1,238,832	$2,478,911	$2,374,293
Cost of revenues	1,177,781	1,140,853	2,361,581	2,168,296

Gross profit	30,928	97,979	117,330	205,997
General and administrative expenses	72,426	55,483	135,618	109,804

Operating income (loss)	(41,498)	42,496	(18,288)	96,193
Interest expense	(4,253)	(4,971)	(7,780)	(8,364)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(8,860)	—	(13,449)	—
Interest income	2,852	1,732	4,890	3,479
Foreign currency translation gains on Japanese Yen-denominated bonds, net	33,586	—	2,991	—
Other foreign currency transaction gains (losses), net	(1,207)	(129)	(4,706)	817
Other income (expense), net	(1,484)	722	(1,403)	(880)

	20,634	(2,646)	(19,457)	(4,948)
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(20,864)	39,850	(37,745)	91,245
Provision for income taxes	10,124	13,485	2,306	31,389

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(30,988)	26,365	(40,051)	59,856
Minority interest	(4,968)	(4,470)	(8,511)	(5,947)
Losses from 20% Investment in Westinghouse, net of income taxes ( Note 2 )	(168)	—	(168)	—
Earnings (losses) from unconsolidated entities, net of income taxes ( Note 7 )	(24,569)	(1)	(24,809)	1,137

Income (loss) from continuing operations	(60,693)	21,894	(73,539)	55,046
Loss from and impairment of discontinued operations, net of income taxes	(1,888)	(56)	(3,035)	(495)

Net income (loss)	$(62,581)	$21,838	$(76,574)	$54,551

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.76)	$0.28	$(0.92)	$0.70
Loss from and impairment of discontinued operations, net of income taxes	(0.02)	—	(0.04)	(0.01)

Net income (loss)	$(0.78)	$0.28	$(0.96)	$0.69

Diluted:
Income (loss) from continuing operations	$(0.76)	$0.27	$(0.92)	$0.69
Loss from and impairment of discontinued operations, net of income taxes	(0.02)	—	(0.04)	(0.01)

Net income (loss)	$(0.78)	$0.27	$(0.96)	$0.68

Weighted average shares outstanding:
Basic	79,794	78,734	79,614	78,412
Diluted:
Stock options	—	1,609	—	1,342
LYONs convertible debt	—	10	—	10
Restricted stock	—	285	—	283

Total	79,794	80,638	79,614	80,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	February 28,
		2006
	2007	(Restated)
Cash flows from operating activities:
Net income (loss)	$(76,574)	$54,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,619	16,162
Provision for (benefit from) deferred income taxes	(25,221)	23,898
Stock-based compensation expense	8,655	8,146
Accretion of interest and amortization of deferred debt issue costs on long-term debt	3,575	475
Amortization of contract adjustments	(1,680)	(1,788)
(Earnings) losses and distributions from unconsolidated entities, net of tax	9,296	(321)
Foreign currency transaction (gains) losses, net	4,706	(817)
Foreign currency translation (gains), net (Westinghouse)	(2,991)	—
Impairment of investments in privatization entities	19,037	—
Impairment of goodwill and other assets	8,041	1,360
Minority interest	8,511	5,947
Return on capital to joint venture partner	(2,774)	(4,685)
Payments for financed insurance premiums	(6,391)	(5,708)
Pension, net periodic costs	(2,665)	(2,355)
Changes in assets and liabilities:
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	49,656	(353,484)
Increase (decrease) in advanced billings in excess of costs and estimated earnings on uncompleted contracts	69,975	(38,483)
(Increase) decrease in receivables	88,019	(146,405)
(Increase) decrease in inventories	(40,349)	755
Decrease in other current assets	31,735	6,467
(Increase) decrease in other assets	(7,402)	1,348
(Increase) in prepaid expenses	(8,349)	(6,899)
Increase (decrease) in deferred revenue	(9,727)	768
Increase (decrease) in accounts payable	(34,862)	240,704
Increase in accrued liabilities	54,420	4,563
Other operating activities, net	(1,473)	2,117

Net cash provided by (used in) operating activities	153,787	(193,684)
Cash flows from investing activities:
Purchases of property and equipment	(22,670)	(18,263)
Investments in and advances to unconsolidated entities and joint ventures	(5,430)	(3,818)
Investment in Westinghouse	(1,085,913)	—
Distributions from unconsolidated entities	3,710	1,738
Purchase of businesses and acquisition costs	(9,468)	(2,863)
Proceeds from sales of businesses, property and equipment, net	2,657	1,889
Cash received from restricted and escrowed cash	10,813	129,206
Cash deposited into restricted and escrowed cash	(6,703)	(11,214)

Net cash provided by (used in) investing activities	(1,113,004)	96,675
(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	Six Months Ended
	February 28,
		2006
	2007	(Restated)
Cash flows from financing activities:
Repayment of debt and capital leases	$(5,398)	$(1,824)
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—
Purchase of treasury stock	(3,043)	(1,562)
Contribution of capital from joint venture partner	100	—
Deferred financing costs	(13,093)	(1,552)
Issuance of common stock related to stock options	7,696	15,937
Excess tax benefits from exercise of stock options and vesting of restricted stock	3,137	2,211
Proceeds from revolving credit agreements	581,413	692,803
Repayments of revolving credit agreements	(690,706)	(556,853)

Net cash provided by financing activities	929,571	149,160
Cash from consolidation of joint venture entity previously unconsolidated	—	1,565
Effects of foreign exchange rate changes on cash	664	(554)

Net change in cash and cash equivalents	(28,982)	53,162
Cash and cash equivalents — beginning of year	154,837	56,779

Cash and cash equivalents — end of period	$125,855	$109,941

Non-cash investing and financing activities:
Issuance of restricted stock	$2,759	$13,317

Financed insurance premiums	$11,138	$7,483

Joint venture partner’s transfer of capital to us for payment of note	$—	$10,025

Assets acquired under capital leases	$822	$430

Interest rate swap contract on Japanese Yen-denominated bonds	$8,150	$—

Acquisition of businesses through issuance of debt	$7,067	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Unaudited)
(In thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
		2006		2006
	2007	(Restated)	2007	(Restated)
Revenues
Fossil and Nuclear	$327,563	$198,986	$604,760	$409,603
E&I	322,858	629,515	698,685	1,187,059
E&C	232,602	122,140	460,322	224,023
Maintenance	223,665	212,736	504,399	405,738
F&M	102,021	75,455	210,745	147,870

Total revenues	$1,208,709	$1,238,832	$2,478,911	$2,374,293

Intersegment revenues
Fossil and Nuclear	$1	$(11)	$83	$21
E&I	1,309	1,316	2,073	1,743
E&C	(99)	386	74	434
Maintenance	1,124	11	1,491	3,264
F&M	201	32	691	48

Total intersegment revenues	$2,536	$1,734	$4,412	$5,510

Gross profit
Fossil and Nuclear	$(8,977)	$5,850	$2,745	$34,261
E&I	8,664	58,034	37,609	123,230
E&C	17,493	7,047	30,550	995
Maintenance	(12,477)	11,958	(3,499)	20,155
F&M	26,225	15,090	49,925	27,356

Total gross profit	$30,928	$97,979	$117,330	$205,997

Gross profit percentage
Fossil and Nuclear	(2.7)%	2.9%	0.5%	8.4%
E&I	2.7	9.2	5.4	10.4
E&C	7.5	5.8	6.6	0.4
Maintenance	(5.6)	5.6	(0.7)	5.0
F&M	25.7	20.0	23.7	18.5
Total gross profit percentage	2.6%	7.9%	4.7%	8.7%
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations
Fossil and Nuclear	$(19,301)	$919	$(14,910)	$24,980
E&I	(10,931)	40,461	(2,065)	86,564
E&C	11,430	2,676	16,843	(6,150)
Maintenance	(15,654)	9,490	(9,824)	15,041
(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
SUMMARY OF OPERATING SEGMENTS
(Unaudited)
(In thousands)
(Continued from previous page)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
F&M	19,805	10,354	38,575	18,108
Investment in Westinghouse	21,853	—	(13,361)	—
Corporate items and eliminations	(28,066)	(24,050)	(53,003)	(47,298)

Total income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	$(20,864)	$39,850	$(37,745)	$91,245

		August 31,
	February 28,	2006
	2007	(Restated)
Assets
Fossil and Nuclear	$426,333	$367,496
E&I	776,958	894,161
E&C	363,634	345,677
Maintenance	101,973	111,008
F&M	407,746	359,702
Investment in Westinghouse	1,104,629	—
Corporate	1,020,423	1,090,332

Total segment assets	4,201,696	3,168,376
Elimination of investment in consolidated subsidiaries	(381,593)	(320,514)
Elimination of intercompany receivables	(289,690)	(285,519)
Income taxes not allocated to segments	(22,115)	(33,209)

Total consolidated assets	$3,508,298	$2,529,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on September 28, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
The accompanying condensed consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) (“Shaw”, “we” or “our”), our consolidated subsidiaries, consolidated variable interest entities, and in some cases the proportionate share of our investments in joint ventures. The financial statements also include our investments in the acquisition companies that acquired BNFL USA Group Inc. and Westinghouse Electric UK Limited and their subsidiaries (collectively “Westinghouse”), and our acquisitions of Gottlieb, Barnett & Bridges (“GBB”) and Mid States Pipe Fabricating, Inc. (“MSPF”) from the date of the Acquisition.
The financial statements and the disclosures contained herein have not been updated to reflect changes in estimates that have occurred after the filing date of our Current Report on Form 8-K dated August 31, 2007 (“Original Form 8-K”), or to modify or to update disclosures affected by such changes. As a result, these financial statements continue to describe conditions as of the date of the original issuance of the financial statements for the three and six months ended February 28, 2007 as an exhibit to the Original Form 8-K in which we furnished financial statements. For example, in accordance with paragraph 82 of American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), changes in estimates that occur after the date of the condensed consolidated balance sheet, but before the issuance of the financial statements, are recorded within the financial statements. Thus, only changes in estimates up to the filing date of the Original Form 8-K have been reflected herein.
Restatement of Certain Fiscal Year 2006 Comparative Amounts
Our previously reported financial statements for the six months ended February 28, 2006 have been adjusted for certain items summarized as follows:
•	In the Condensed Consolidated Statement of Cash Flows for the six months ended February 28, 2006, we reclassified $5.7 million for the six months ended February 28, 2006 of cash used to repay financed insurance premiums from Financing Activities to Operating Activities, as we believe the repayment of financed insurance premiums is more reflective of cash used in Operating Activities than cash used in Financing Activities as previously reported;

•	We have amended our Condensed Consolidated Statement of Cash Flows to reclassify $4.7 million for the six months ended February 28, 2006, representing return of capital to a joint venture partner, from Financing Activities to Operating Activities as we concluded such activity is more reflective as cash used in operating activities;

•	In the Condensed Consolidated Statements of Cash Flows, we reclassified $1.6 million for the six months ended February 28, 2006 of cash used to purchase treasury stock for federal income tax withholding associated with stock based compensation from Operating Activities to Financing Activities as we concluded such activity is more reflective as cash used in financing activities.
Disclosures in previously issued financial statements in the Notes to Condensed Consolidated Financial Statements have also been amended to reflect the following changes:

•	Note 20 — Unaudited Condensed Consolidating Financial Information reflects the following: 1) the reclassification of an entity from Guarantor Subsidiaries to Non-Guarantor Subsidiaries; 2) the reclassification of certain taxes between Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and 3) correction of certain other items; and

•	In the Summary of Operating Segments, we reclassified revenues of $6.1 million for the six months ended February 28, 2006 previously reported in the E&C segment to the F&M segment to conform the fiscal period 2006 classification of revenues to the current year presentation. The corresponding changes have been made to Note 20 — Unaudited Condensed Consolidating Financial Information. This reclassification of revenues between the two segments resulted in changes to previously reported revenues and gross profit percentages for the F&M and E&C segments, but had no effect on our consolidated revenues, gross profit or net income.
The impact of the restatement on our previously reported consolidated statement of cash flows for the six-month period ended February 28, 2006 is indicated in the table below (in thousands):

For the six-month period ended	Previously
February 28, 2006	Reported	Adjustments	Restated
Net cash provided by (used in):
Operating activities	$(184,853)	$(8,831)	$(193,684)
Investing activities	96,675	—	96,675
Financing activities	140,329	8,831	149,160
Net change in cash and cash equivalents	53,162	—	53,162
Reportable Segment Presentation
As previously announced in our Current Report on Form 8-K dated September 26, 2006, we changed the internal organization of our business activities. Company management reviewed its reportable segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination and our Investment in Westinghouse, as of February 28, 2007, our reportable segments are: Energy and Chemicals (“E&C”); Fossil and Nuclear; Maintenance; Environmental and Infrastructure (“E&I”); Pipe Fabrication and Manufacturing Group (“F&M”); and Investment in Westinghouse. The primary change from our previously reported segments is a split of our previous E&C segment into two reportable segments: Fossil and Nuclear segment, and E&C segment and the addition of the Investment in Westinghouse segment. The former E&C segment will serve the process industry and will continue to develop technologies for this market, including alternative energy-related business opportunities. In accordance with SFAS No. 131, we have restated prior period segment disclosures in these quarterly financial statements based on our new reportable segments.
The segment presentation below represents our new segment structure as determined by management in accordance with SFAS No. 131.

New Segments	Old Segments
As of February 28, 2007	Prior to February 28, 2007
E&I	E&I
E&C	E&C
Fossil and Nuclear	Maintenance
Maintenance	F&M
F&M	Investment in Westinghouse
Investment in Westinghouse
For expanded discussion of our segments, refer to our amended 2006 Annual Report on Form 10-K/A filed September 28, 2007.
Military Housing Privatization Entities
We have investments in military housing privatization entities (the “Privatization entities”). See Note 7 – Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships for further discussion of the recent developments, the impairment charge and the indemnity agreements relating to the military housing joint ventures. Some of these projects have experienced shortfalls in rental income and/or cost overruns during the construction period. Due to the shortfalls and cost overruns, we recorded an impairment charge and other charges of $26.7 million, net of tax for the quarter ended February 28, 2007 relating to our equity and advances in our investments in the Privatization entities.
Investment in Westinghouse
On October 16, 2006, we acquired a 20% interest in Westinghouse. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements for further discussion.
Acquisition of GBB
In September 2006, we acquired the maritime engineering and design firm GBB for a cost of $10.3 million, of which $2.5 million was paid at transaction closing and $7.8 million (including interest) is payable over three years. We recorded $7.3 million of goodwill associated with this acquisition. Based in Mobile, Alabama, GBB has maintained a maritime niche specialty in the design and procurement of container and bulk handling equipment and waterfront facilities for over fifty years. The group will further expand our marine infrastructure planning services and will position Shaw to provide a full range of design, engineering and project management services to domestic and international maritime clients. Subsequent to the transaction, the group was renamed and operates as Shaw GBB, LLC. Shaw GBB resides in our E&I segment and its results of operations are included in the condensed consolidated financial statements from the date of acquisition.
Acquisition of Mid-States Pipe Fabrication, Inc.
On January 31, 2007, we acquired all of the stock of Mid-States Pipe Fabrication, Inc. (“MSPF”) for $8.4 million (subject to a working capital adjustment). The acquisition increases our pipe fabrication capacity to meet the power and chemical industry demand for fabricated industrial pipe and piping systems. We retired approximately $0.6 million of MSPF notes payable. The operations of MSPF reside in our F&M segment and its results of operations are included in the condensed consolidated financial statements from the date of acquisition.
Use of Estimates
The preparation of financial statements and accompanying notes in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ materially from those estimates. On an ongoing basis, we review our estimates based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.
In accordance with paragraph 82 of American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), changes in estimates that occur after the date of the condensed consolidated balance sheet, but before the issuance of the financial statements, are recorded within the financial statements. Thus, changes in estimates as of the issuance date of these financial statements have been recorded herein.
Reclassifications
During fiscal year 2006, we discontinued our Shaw Robotics Environmental Services, LLC business, previously part of our Maintenance segment. The impairment on the disposal of this business and the results of its operations are presented as discontinued operations in our condensed consolidated financial statements. Certain other reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation.

Revenue Recognition — EPC Contract Segmenting
Certain EPC contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts that meet the criteria in SOP 81-1. Revenues recorded in our F&M segment under this policy are based on our current prices and terms for such services to third party customers. This policy may result in different rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.
Note 2 — Acquisition of Investment in Westinghouse and Related Agreements
Summary of Acquisition and Results of Operations
On October 16, 2006, we acquired a 20% equity interest in Westinghouse (defined below) and entered into other agreements including: (1) an agreement which allows us to put all or part of our newly-acquired 20% equity interest in Westinghouse to Toshiba Corporation; (2) a commercial relationship agreement; and (3) a shareholder agreement, each of which is described below. We issued Japanese-Yen (JPY) denominated bonds on October 13, 2006, for US dollar equivalent net proceeds of approximately $1.0 billion to provide financing for the acquisition of the Westinghouse equity interest and the related agreements. We also paid cash of approximately $50.5 million and a promissory note of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of approximately $1.1 billion for this transaction is accounted for under the equity method of accounting.
The following table includes summarized income statement information for Westinghouse for the 75-day period ended December 31, 2006 before applying our 20% equity interest (in thousands):

Revenues	$502,175
Operating Loss	(2,421)
Net Loss	(842)
We have recorded our 20% equity interest of the net income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears in relation to Shaw’s fiscal periods. Under this policy, Westinghouse’s operations from the date of the acquisition through their calendar quarter ended December 31, 2006, a 75-day period, are included in our February 28, 2007 interim quarterly financial statements. Under this approach, future quarterly reports will include a full three months of Westinghouse operations reported two months in arrears.
Investment in Westinghouse
On October 16, 2006, two newly-formed acquisition companies (the “Acquisition Companies”) owned and capitalized to a total of $5.4 billion, provided 77% by Toshiba Corporation (“Toshiba”), 20% by Shaw (through its wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (“NEH”)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (“IHI”), acquired BNFL USA Group Inc. (also referred to as “Westinghouse Electric Company LLC”) and Westinghouse Electric UK Limited and their subsidiaries (collectively “Westinghouse”) from British Nuclear Fuels plc (“BNFL”). Our total cost of the equity investment and the related agreements, including related acquisition costs, but excluding deferred financing costs of approximately $11 million related to the Westinghouse Bonds, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese-market private placement, on October 13, 2006, of approximately $1.1 billion face value of Japanese Yen (“JPY”) — denominated bonds (the “Westinghouse Bonds”).
Put Option Agreement
In connection and concurrent with the acquisition of our Investment in Westinghouse, we entered into a JPY-denominated Put Option Agreement (the “Put Option”) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY (the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates) which is expected to approximate the amount due on the Westinghouse Bonds when the Put Option becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $35.6 million at February 28, 2007 exchange rates). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013, (covenants with the owners of the Westinghouse Bonds require us to exercise the Put Option at least 160 days prior to March 15, 2013, if, by such date, the Westinghouse Bonds have not been repaid, or earlier in the event of certain Toshiba credit events). The Put Option provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to Shaw (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.
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
Commercial Relationship Agreement
In connection and concurrent with the acquisition of our Investment in Westinghouse, we executed a Commercial Relationship Agreement (the “CRA”) that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the CRA is six years and contains renewal provisions. If by exercising the Put Option, we put more than 5% of the Westinghouse shares to Toshiba, the CRA is terminated. We would continue to retain our rights under the CRA for projects for which a request for proposal had been received prior to termination of the CRA. We concluded that, for accounting purposes, no value should be allocated to the CRA and that the CRA should not be recognized as a separate asset.
Shareholder Agreement and Dividend Policy
On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages no less than 65%, but not to exceed 100% of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed (the “Dividend Policy”). The intent of the Dividend Policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Option or the sale of our equity investment in Westinghouse although this right is dependent on Westinghouse earning net income equal to or exceeding the targeted income at some future time. The payment of any shortfall dividends will be made on a priority basis.
Westinghouse Bonds
The Westinghouse Bonds were issued at a discount for net proceeds of $1.0 billion. They are non-recourse to Shaw and its subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its shares in Westinghouse, the Put Option, a letter of credit for approximately $35.6 million (4.3 billion JPY) established by Shaw for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit (13.5 billion JPY) for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC), which will automatically renew and remain outstanding for the life of the Westinghouse Bonds, or until we exercise the Put Option, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. The initial Interest LC is approximately $115.9 million in the aggregate to cover interest until the beginning of the Put Option exercise period (March 31, 2010). Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

Deferred financing costs associated with the Westinghouse Bonds of approximately $11.0 million and the original discount of $30.5 million are being amortized and accreted to interest expense over the term of the Westinghouse Bonds. Additional interest expense of $1.6 million and $2.4 million was recognized for the three and six months ended February 28, 2007, respectively, reflecting combined amortization and accretion of these costs. We anticipate combined amortization and accretion of approximately $6.6 million each year related to these deferred costs.
Since Westinghouse is a significant investment and is limited in its activities, the Chief Operating Decision Maker (“CODM”) reviews the performance of the Investment in Westinghouse as a separate operating segment. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis.
Note 3 — Restricted and Escrowed Cash
As of February 28, 2007 and August 31, 2006, we had restricted and escrowed cash of $39.2 million and $43.4 million, respectively, which consisted of:
•	$30.3 million and $40.2 million, respectively, in connection with a power project with which we have joint authority with another party to the contract. The project was substantially completed in 2006. Our involvement in claims and disputes related to this project has delayed release of amounts from this account. We have reached tentative settlements on claims and disputed amounts with the owner and major subcontractors;

•	$1.1 million in each period related to deposits designated to fund remediation costs associated with a sold property; and

•	The remaining $7.8 million as of February 28, 2007 and $2.1 million as of August 31, 2006 is related to escrow amounts contractually required by various other projects.
Note 4 — Inventories, Accounts Receivable and Concentration of Credit Risk
Inventories
The major components of inventories were as follows (in thousands):

	February 28, 2007			August 31, 2006
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$50,276	$—	$50,276	$49,152	$—	$49,152
Raw Materials	5,798	75,367	81,165	891	42,830	43,721
Work In Process	2,107	8,173	10,280	328	8,136	8,464

	$58,181	$83,540	$141,721	$50,371	$50,966	$101,337

Accounts Receivable
Accounts receivable as of February 28, 2007 and August 31, 2006 were as follows (in thousands):

	February 28,	August 31,
	2007	2006
Trade accounts receivable, net	$523,591	$596,930
Unbilled accounts receivable	13,232	28,990
Retainage	97,770	115,000

Total accounts receivable, including retainage, net	$634,593	$740,920

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

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, September 1, 2006	$20,479
Provision	8,723
Write offs	(6,213)
Other	(1,350)

Ending balance, February 28, 2007	$21,639

Concentration of Credit — Government Contracting
The following tables present amounts due from U.S. Government agencies or entities, along with revenues related to governmental agencies and entities (in millions):

	February 28,	August 31,
	2007	2006
Amounts due from U.S. Government	$110.3	$252.4

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues	$258.1	$585.5	$583.6	$1,093.7
The decrease in the amounts due from U.S. Government agencies or entities is primarily due to the collection of amounts billed for disaster relief, emergency response and recovery services provided to the Federal Emergency Management Agency (“FEMA”) and the U.S. Army Corps of Engineers. There is only $12.2 million in receivables due from FEMA and the U.S. Army Corps of Engineers related to disaster relief, emergency response and recovery services as of February 28, 2007, of which $5.3 million is retainage. We expect to collect all outstanding amounts relating to these services.
Costs and estimated earnings in excess of billings on uncompleted contracts include $153.2 million at February 28, 2007, and $267.1 million at August 31, 2006 related to the U.S. Government agencies and entities. Approximately $22.0 million of this balance at February 28, 2007 is related to disaster relief, emergency response and recovery services.
Note 5 — Other Assets and Other Liabilities
Other Assets
The following table summarizes the balance of other assets, long-term (in thousands):

	February 28,	August 31,
	2007	2006
Power generation plant equipment and materials	$6,966	$10,746
LandBank assets	33,102	32,880
Intangible assets, other than contract (asset) adjustments, less accumulated amortization	28,985	31,108
Notes receivable	19,611	9,109
Deposits	3,198	2,902
Real estate option	12,183	12,183
Deferred acquisition costs	—	2,553
Deferred financing costs	16,198	4,693
Prepaid bond	5,661	6,833
Deferred Compensation Plan (Note 14)	9,488	—
Other, including employee receivables	7,528	3,396

Total other assets	$142,920	$116,403

Subsequent to February 28, 2007, we sold an option to purchase substantially all of the power generation plant equipment for amounts approximating the carrying value of the equipment. Any gain or loss as a result of the exercise or expiration (on August 31, 2007) of the option agreement will be reflected in our earnings in the second half of fiscal year 2007. The carrying values of the materials not subject to the option agreement were reduced to the estimated market value resulting in a valuation charge of $2.8 million in the second quarter of fiscal year 2007.

Other Liabilities
The following table summarizes the balance of other liabilities (in thousands):

	February 28,	August 31,
	2007	2006
Pension plan accumulated benefit obligations	$24,881	$22,586
Deferred rental expense and lease obligations	4,123	3,839
LandBank environmental remediation liabilities	8,174	8,752
Other	4,346	4,485

Total other liabilities	$41,524	$39,662

Note 6 — Goodwill and Other Intangible Assets
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2006 to February 28, 2007 (in thousands):

			Fossil and
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at September 1, 2006	$186,878	$111,515	$150,715	$42,027	$15,457	$506,592
Currency translation adjustment	—	965	—	—	244	1,209
Purchase of GBB	7,296	—	—	—	—	7,296
Impairment of EDS (defined below)	—	—	(2,138)	—	—	(2,138)

Balance at February 28, 2007	$194,174	$112,480	$148,577	$42,027	$15,701	$512,959

As of February 28, 2007 and August 31, 2006, we had tax deductible goodwill of approximately $139.7 million and $147.8 million, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the tax treatment of Contract Adjustments (see below) and the amortization of goodwill allowable for tax purposes.
Annual Goodwill Impairment Analysis
We performed our annual goodwill impairment analysis during the third quarter of fiscal year 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that the carrying value of goodwill in our Energy Delivery Services, Inc. (“EDS”) unit in the Fossil and Nuclear segment exceeded its fair value. As a result, we recorded a goodwill impairment charge of $2.1 million and impaired the remaining $0.4 million carrying value of the EDS customer relationship intangible in the three months ended February 28, 2007.
Other Intangible Assets
The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2006	$44,710	$(15,200)	$2,752	$(1,154)
Adjustments	(32)	—	(736)	—
Amortization	—	(1,534)	—	179

Balance at February 28, 2007	$44,678	$(16,734)	$2,016	$(975)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments related to our proprietary technologies, patents, and trademarks (in thousands):

Remainder of 2007	$1,553
2008	3,064
2009	2,960
2010	2,802
2011	2,786
Thereafter	14,779

Total	$27,944

The following table presents the scheduled future annual amortization for our customer relationships (in thousands):

Remainder of 2007	$101
2008	202
2009	202
2010	202
2011	202
Thereafter	132

Total	$1,041

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
The following table presents the additions to and utilization of contract liability (asset) adjustments and accrued contract losses established in the purchase accounting for the periods indicated (in thousands):

		Cost of
	December 1,	Revenues	February 28,
	2006	Increase/	2007
Three Months ended February 28, 2007	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(58)	$19	$(39)
Contract liability adjustments	2,521	(841)	1,680
Accrued contract losses	104	(23)	81

Total	$2,567	$(845)	$1,722

		Cost of
	September 1,	Revenues	February 28,
	2006	Increase/	2007
Six Months ended February 28, 2007	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(78)	$39	$(39)
Contract liability adjustments	3,361	(1,681)	1,680
Accrued contract losses	101	(20)	81

Total	$3,384	$(1,662)	$1,722

		Cost of
	December 1,	Revenues	February 28,
	2005	Increase/	2006
Three Months ended February 28, 2006	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(409)	$110	$(299)
Contract liability adjustments	6,042	(894)	5,148
Accrued contract losses	1,827	(1,781)	46

Total	$7,460	$(2,565)	$4,895

		Cost of
	September 1,	Revenues	February 28,
	2005	Increase/	2006
Six Months ended February 28, 2006	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(519)	$220	$(299)
Contract liability adjustments	6,936	(1,788)	5,148
Accrued contract losses	2,965	(2,919)	46

Total	$9,382	$(4,487)	$4,895

The changes in the contract liability (asset) adjustments and accrued contract losses for the three and six months ended February 28, 2007 and February 28, 2006, as presented above, represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.

In addition to the amounts established in the purchase accounting above, accrued contract losses not recorded in business combinations are included in billings in excess of cost and estimated earnings on uncompleted contracts and were $21.4 million and $7.7 million as of February 28, 2007 and August 31, 2006, respectively.
Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
We invest in and make advances to unconsolidated entities, joint ventures, and limited partnerships. Each of these entities is recorded based on the structure associated with the respective entity. These entities are accounted for as either Variable Interest Entities (“VIEs”) as defined by Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (as revised) (“FIN 46(R)”), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” or as investments accounted for under the equity method.
Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, for the whole of the consolidated and unconsolidated VIEs, of which we own an interest (in thousands):

	February 28,	August 31,
	2007	2006
Shaw is Primary Beneficiary (consolidated):
Total assets	$1,202,916	$109,719
Total liabilities	$1,153,562	$101,952
Shaw is Not Primary Beneficiary (not consolidated):
Total assets	$481,489	$459,553
Total liabilities	$392,669	$387,378
The total assets and total liabilities of VIEs for which we are the primary beneficiary increased significantly during 2007 due primarily to our Investment in Westinghouse during the first quarter of fiscal year 2007, held by NEH, which is a VIE.
Unconsolidated Entities (including VIEs), Joint Ventures and Limited Partnerships
The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships, which are accounted for under the equity method, excluding our Investment in Westinghouse which is discussed in Note 2 — Acquisition of Investment in Westinghouse and Related Agreements (in thousands):

	February 28,	August 31,
	2007	2006
Privatization entities	$10,061	$23,290
Other entities:
KB Home/Shaw Louisiana, LLC	8,659	8,708
Mississippi Space Services, LLC	5,729	6,006
Newberg Perini	1,127	1,899
Stone & Webster Fluor Daniel	2,403	2,562
Terra Vista Lakes, LLC	2,000	2,000
Infrastructure Services Los Alamos	1,007	1,765
Space Coast Launch Services	1,388	1,414
Other	1,443	1,323

Total investments	33,817	48,967

Long-term advances to and receivables from unconsolidated entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$36,898	$52,048

Earnings (losses) from our unconsolidated entities, net of income taxes, are as follows, excluding the Investment in Westinghouse, see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2007	2006	2007	2006
Privatization entities	$(24,697)	$236	$(24,358)	$855
Other entities:
Mississippi Space Services, LLC	410	175	644	358
Shaw-YPC Piping (Nanjing) Co., Ltd.	53	(338)	28	(602)
KB Home/Shaw Louisiana LLC	(363)	—	(1,291)	—
Shaw Areva Mox Services, LLC	—	32	—	382
Other	28	(106)	168	144

Total earnings (losses) from unconsolidated entities, net of income taxes	$(24,569)	$(1)	$(24,809)	$1,137

Privatization Entities
The U.S. Department of Defense (“DOD”) has established programs for the privatization of military family housing. We are engaged in five project specific joint ventures to privatize approximately 8,000 housing units. Under the terms of these contracts, the joint venture acquires property and/or enters into a long-term ground lease (generally 50 years with potential extensions) and is required to make improvements, including renovations or replacement of the facilities and construction of new houses, and to provide ongoing management and maintenance services. Initial funding for these projects was provided through the contribution of equity from the joint venture members, the issuance of long-term bonds (which are non-recourse to Shaw) and projected rental income from the project.
Due to reconsideration events on more than one of our Privatization entities after February 28, 2007, we reconsidered our conclusions of the primary beneficiary of all of our Privatization entities. This reconsideration analysis resulted in the following:
•	Hanscom Family Housing, LLC and Little Rock Family Housing, LLC remain VIEs, and we remain not the primary beneficiary;

•	American Eagle Communities Northwest, LLC and American Eagle Midwest, LLC are not VIEs, although previously disclosed as being VIEs (the table above properly reflects exclusion of these entities in both periods); and

•	Due to a reconsideration event after February 28, 2007, we became the primary beneficiary of Patrick Family Housing Management, LLC, and American Eagle Design-Build Studio, an entity in which we have a 50% equity interest that serves as a general contractor to the renovation efforts on several of the Privatization entities. The table above properly excludes these entities in both periods. We will consolidate these entities subsequent to February 28, 2007.
Guarantees Related to Military Housing Privatization Construction Entities
One of our wholly-owned subsidiaries, Shaw Infrastructure, Inc. entered into a guarantee agreement as a co-guarantor in fiscal year 2005 with a third party to guarantee performance obligations of two of our military housing privatization entities, American Eagle Northwest, LLC and American Eagle Design-Build Studio LLC. These entities are related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our subsidiary’s exposure under this performance guarantee is equal to approximately 50% of the cost to deliver the housing units associated with this venture, to the extent that cost exceeds the fixed price contract to be paid for the housing units. At the time we entered into this guarantee, the total estimated cost to complete the required housing units was approximately $198 million and the fixed price contract was approximately $206 million. American Eagle Northwest, LLC engaged a third party general contractor for a portion of the work under a fixed price contract. The construction activities associated with this project are released in phases and the work released to date has been subcontracted to a third party contractor for a cost-plus fixed fee arrangement with a guaranteed maximum price. Additionally, the contractor posted a surety performance bond in favor of the joint venture which surety bond is not to exceed approximately $30 million. The amount of this surety bond is reduced as work is completed by the contractor.
As of February 28, 2007, the estimated cost to complete the remaining housing units was reduced to approximately $132 million. Shaw Infrastructure, Inc.’s exposure will continue to be reduced over the contract term as further project services are completed. If any payments result from the above noted guarantee agreement, we would seek to recover a portion of this exposure from the surety bonding provided by our general contractor. We have also committed to fund $6 million in project equity contributions; proceeds from the sale of real estate obtained in connection with the project can be used to fulfill this obligation. Our commitment of $6 million has been entirely satisfied by net proceeds from the sale of these properties. We are attempting to sell our interest in this joint venture and have signed a sale agreement with a third party. This sale is dependent, in part, on the approval of the bondholders whose approval has yet to be granted.
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
Cash draw downs from escrowed proceeds of long-term bonds issued by the joint venture to fund certain of these projects have stopped until agreements with the bondholders on the projects have been obtained, or all events of default or potential events of default have been cured. During the three months ended February 28, 2007, we recorded a liability for the maximum exposure of $15 million from our indemnity agreement. We determined that until workout arrangements with bondholders become probable, and collection of bond proceeds becomes reasonably assured, or proportional reimbursement from our partner is probable, we will maintain an accrued liability for our maximum exposure of $15 million. No amounts have been paid by us under this indemnity agreement.
In July 2007, we issued payment and performance bonds on behalf of the unconsolidated joint venture construction entity performing services on our Privatization entity project at Fort Leonard Wood, Missouri, under one of our existing lines of surety. Our maximum exposure under this agreement is $14.7 million. Work equal to approximately $11.8 million of the maximum exposure has been completed and is in the warranty phase. The work associated with the remaining $2.9 million of the obligation supported by the surety has not yet started. No amounts have been paid by us under this indemnity agreement.
In July 2007, we entered into an agreement with our joint venture partner on this project, where we exchanged notes receivable from our partner in return for their membership interest in our Privatization entity project at Fort Leonard Wood, Missouri. We will now own 100% of the Fort Leonard Wood project entity. In accordance with the terms of the membership agreement, as the 100% owner, we guaranteed the funding of venture equity of $8 million in May of 2010.
Impairment Recognized in Second Quarter of Fiscal Year 2007
Certain of these projects during the construction period have experienced shortfalls in rental income and/or cost overruns. Certain projects are also behind the original schedule set out by the project contract agreements. As a result, Events of Default or Potential Events of Default have occurred on the projects, and in some instances, Notices to Cure have been issued by the bondholders. These events do not result in any cross-defaults in any of Shaw’s Credit Facilities. The Privatization entities have issued recovery plans to the military and the bondholders, and are in negotiations to modify the applicable scopes of work to restore the viability to the projects. Additionally, the Privatization entities are in active negotiations to sell our interests in all the military housing joint ventures with multiple parties, subject to applicable due diligence, as well as the respective military branch and applicable bondholder consents. We cannot be certain that such sales will occur.
In accordance with our accounting policies, the carrying value of the investment in joint ventures and unconsolidated entity assets are reviewed periodically to determine if an impairment exists, or where there are indicators of impairment due to the above noted rental income shortfalls and cost overruns. During the three months ended February 28, 2007, we recorded a loss related to our Privatization entities of $44.5 million ($26.7 million, net of tax), which includes accrual of the maximum exposure under the $15 million indemnity agreement discussed above. The impairment charge was determined through analysis of a valuation based on projected cash flows and third-party sale offers for the joint ventures. Additional commitment costs were determined based on indemnity agreement obligations and estimated cost overruns.
We have remaining $10.1 million in investments recorded on our consolidated balance sheet as of February 28, 2007 relating to the Privatization entities. We believe these investments and assets are recoverable based on offers received for the properties to date. In the event we were either unsuccessful in restructuring the respective projects with the military and the bondholders, or were not able to sell our investments to recover our basis, we may incur additional losses. Our estimate of the range of additional losses in the investment and other assets relating to our Privatization entities as of February 28, 2007 is $0 to $10.1 million. The loss recognized is based on our current obligations under the existing contracts. Should the DOD agree to restructure these projects, the investments may no longer be impaired.

Note 8 — Long-term Debt and Revolving Lines of Credit
Long-term debt consisted of the following (in thousands):

	February 28,	August 31,
	2007	2006
10 3/4% Senior Notes	$15,078	$15,066
Notes payable of consolidated VIEs	10,561	11,674
Notes payable; 0% interest; due on January 10, 2009; principal only payments of approximately $2.5 million in 2007 and 2008; principal only payments of approximately $2.8 million in 2009	4,771	—
Other notes payable	2,499	300

Total debt	32,909	27,040
Less: current maturities	(9,134)	(2,456)

Total long-term portion of debt	$23,775	$24,584

On April 30, 2007, we notified The Bank of New York Trust Company NA (formerly The Bank of New York), as Trustee under the Indenture dated March 17, 2003 (the “Indenture”) that we had elected to exercise our option to redeem all remaining outstanding 10 3/4% Senior Notes due 2010 (the “Notes”) previously issued pursuant to the Indenture. As of that date, the aggregate principal amount of the remaining outstanding Notes was $15.2 million. Pursuant to the notice and the terms of the Indenture, the Notes were redeemed on May 31, 2007 at a redemption price equal to 105.375% of the outstanding principal amount of the outstanding Notes ($1,053.75 per $1,000 in principal amount of the Notes) plus accrued interest of $22.69 per $1,000 in principal amount of the Notes. We funded the redemption of the Notes with existing cash on hand. The redemption will result in loss on retirement of debt in the third quarter of fiscal year 2007 of $1.1 million, which includes unamortized fees of $0.2 million.
The Westinghouse Bonds are non-recourse to Shaw, except for NEH (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements) and are as follows (in thousands):

	February 28,	August 31,
	2007	2006
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$—
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.20% as of February 28, 2007)	653,125	—
Original Discount on Westinghouse Bonds	(30,535)	—
Accumulated Discount Accretion	1,793	—
Decrease in net long-term debt due to foreign currency translation	(2,945)	—

Total long-term portion of debt	$1,048,313	$—

Interest Rate Swap
On October 16, 2006, we entered into an interest rate swap agreement in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we will make fixed interest payments at a rate of 2.398%, and we will receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. As of February 28, 2007, the fair value of the swap totaled approximately $8.2 million and is included in non-current liabilities and accumulated other comprehensive loss net of deferred taxes of $3.3 million in the accompanying balance sheet. The change in fair value of the interest rate swap was $4.1 million ($2.5 million net of tax) for the three months ended February 28, 2007. There was no material ineffectiveness of our interest rate swap for the period ended February 28, 2007.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	February 28,	August 31,
	2007	2006
Credit Facility	$39.0	$145.5
Credit facilities of consolidated VIEs	2.7	5.5

Total outstanding	$41.7	$151.0
Less current maturities	41.7	5.5

Total long-term revolving lines of credit	$—	$145.5

Domestic Revolving Line of Credit
On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the Investment in Westinghouse and to allow for an increase in the Credit Facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire Credit Facility, as amended, is available for performance letters of credit. We also increased our sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007, and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010. We have classified the outstanding revolving credit loans as current liabilities due to our intent to repay these amounts within a year. The following table presents our available credit under our amended Credit Facility as of February 28, 2007, which is subject to a borrowing base calculation. Readers should refer to Note 9 — Long-term Debt and Revolving Line of Credit of our consolidated financial statements in Item 8 of Part II of our 2006 Form 10-K/A for an expanded discussion of our Credit Facility (in millions).

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(297.8)
Less: outstanding financial letters of credit	(207.1)
Less: outstanding revolving credit loans	(39.0)

Remaining availability of the Credit Facility	$306.1

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$525.0
Less: outstanding financial letters of credit	(207.1)
Less: outstanding revolving credit loans	(39.0)

Remaining availability for financial letters of credit and revolving credit loans	$278.9

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of: (i) the total Credit Facility ($850.0 million as of February 28, 2007) less outstanding performance letters of credit; or (ii) $525.0 million (as of February 28, 2007).
The Credit Facility is used for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures, and general corporate purposes. During fiscal year 2007, we have borrowed and we expect we will continue to periodically borrow under our Credit Facility.
The interest rates for revolving credit loans under the Credit Facility may be in a range of: (i) LIBOR plus 1.50% to 3.00%; or (ii) the defined base rate plus 0.00% to 0.50%. On February 28, 2007, the interest rate on the Credit Facility was 8.5% with a weighted-average interest rate of 8.22% and 7.83% for the three and six months ended February 28, 2007. As of February 28, 2007, we had outstanding letters of credit of approximately $505.0 million under our Credit Facility as compared to $319.1 million as of August 31, 2006. The total amount of fees associated with these letters of credit for the Credit Facility were approximately $2.2 million and $4.0 million for the three and six months ended February 28, 2007 compared to $1.1 million and $2.1 million for the three and six months ended February 28, 2006.
Credit Facility Compliance
We experienced a delay in completing our quarterly report on Form 10-Q for the third quarter ended May 31, 2007, as a result of the delayed filing of our amended quarterly report on Form 10-Q for the quarter ended November 30, 2006, and our quarterly report on Form 10-Q for the quarter ended February 28, 2007. Consequently, via a Form NT 10-Q that we filed with the SEC on July 12, 2007, we notified the SEC that we did not file our third quarter report on the prescribed due date of July 10, 2007. We obtained a waiver of this Credit Facility compliance requirement through November 30, 2007.
Foreign Revolving Lines of Credit
The following table sets forth the outstanding letters of credit and revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	February 28,	August 31,
	2007	2006
Capacity of foreign letters of credit and revolving lines of credit	$6,875	$6,654
Outstanding:
Letters of credit	2,385	4,072
Revolving lines of credit	20	17

	2,405	4,089

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$4,470	$2,565

Weighted-average interest rate	7.25%	6.75%

As of February 28, 2007, borrowings under the revolving lines of credit and term loan of one of our consolidated VIEs were $2.7 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this Credit Facility vary and ranged from 7.7% to 7.9% as of February 28, 2007. We also have a 50% guarantee related to this Credit Facility. As of August 31, 2006, this VIE had borrowings under the short-term revolving line of credit and term loan of $5.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this Credit Facility vary and ranged from 7.7% to 8.0% as of August 31, 2006.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million uncommitted, unsecured standby letter of Credit Facility with a bank. On July 6, 2006, this standby letter of Credit Facility increased to $32.0 million. The term of the Credit Facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of February 28, 2007 and August 31, 2006, there were $4.8 million and $4.7 million of outstanding letters of credit under this facility.
For the three and six months ended February 28, 2007, we recognized $0.5 million and $0.9 million of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes and our Credit Facility, as compared to $0.3 million and $0.5 million for the three and six months ended February 28, 2006. As of February 28, 2007, unamortized deferred financing fees related to the Senior Notes and our Credit Facility were approximately $5.8 million and unamortized deferred financing fees related to our long-term debt were approximately $4.7 million as of August 31, 2006.
Note 9 — Income Taxes
The components of our deferred tax position are as follows (in thousands):

	February 28,	August 31,
	2007	2006
Deferred tax assets	$199,830	$156,707
Less: valuation allowance	(18,826)	(18,284)

Total assets	181,004	138,423
Deferred tax liabilities	(88,101)	(74,002)

Net deferred tax assets	$92,903	$64,421

Our effective tax rate for the three and six months ended February 28, 2007 was a (48.5%) and (6.1%) provision respectively, despite a pre-tax loss for both the current and year-to-date periods, while our effective tax rate for the three and six months ended February 28, 2006 was 33.8% and 34.4% respectively. We incurred $10.1 million of tax expense in the three and six months ended February 28, 2007, for tax matters under appeal, as well as matters related to foreign taxes. Additionally, we treat unrealized foreign currency gains and losses on our Westinghouse Bonds as discrete items in each reporting period due to its volatility and our difficulty in estimating such gains and losses reliably. We incurred $11.4 million and ($0.7) million of tax expense (benefit) related to unrealized foreign currency gains and losses in the three and six months ended February 28, 2007. Our effective tax rate absent these discrete items is determined on an annualized method and includes increases in the effective rate for compensation related matters, meals and other nondeductible items, offset by favorable reductions in the effective tax rate relating to foreign income taxes, foreign tax credits and work opportunity tax credits.
Note 10 — Share-Based Compensation
We have various types of stock-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, and the terms, conditions, performance measures, and other provisions of the award. Annual block grants are typically awarded in our fiscal quarter ending November 30. There were no block grants made outside of normal historical patterns, grants made under a new plan that is not described in the most recent annual financial statements, nor significant changes in assumptions or estimates since the quarter ended November 30, 2006. Readers should refer to Note 12 — Share-Based Compensation of our consolidated financial statements in our amended 2006 Annual Report on Form 10-K/A and Note 10 — Share-Based

Compensation of our condensed consolidated financial statements for the quarter ended November 30, 2006 for additional information related to these stock-based compensation plans.
Note 11 — Contingencies and Commitments
Tax Matters
In connection with the regular examination of our tax returns by the Internal Revenue Service (“IRS”) for the fiscal years ending August 31, 2002 and August 31, 2003, the IRS formally assessed in April 2007 certain adjustments to the amounts reflected by us on those returns. The items primarily relate to the sourcing of income relating to foreign procurement of one of our overseas entities, and the extraterritorial income exclusion. We do not agree with those adjustments and have filed a timely appeal in June 2007. The outcome of the IRS appeal is uncertain at this time; however, should the IRS prevail in its position, our federal income tax due would increase by $37.2 million, plus interest. The ultimate amount of cash taxes paid would be reduced by the utilization of net operating loss carryforwards (“NOLs”) available. We currently have more than $165.0 million of federal NOLs as of February 28, 2007. Additionally, we have accrued additional expense related to foreign tax matters pertaining to basis adjustments, until such matters are filed and settled.
Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows, or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.
Military Housing Privatization Entities
See Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited for a discussion of commitments and contingencies related to Privatization entities.
Other Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they are required to make pursuant to these letters of credit. At February 28, 2007 and August 31, 2006, the amount of both outstanding financial and performance letters of credit (including foreign and domestic) were approximately $512.2 million and $323.2 million, respectively. Of the amount of outstanding letters of credit at February 28, 2007, $297.8 million are performance letters of credit issued to our customers. Of the $297.8 million, five customers held $206.9 million or 69.0% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit for the three and six months ended February 28, 2007. Subsequent to February 28, 2007, one customer drew, and we reimbursed our lender with cash on hand, $7.2 million on a performance letter of credit related to a substantially complete power project.
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We often attempt to limit our exposure under penalty and liquidated damage provisions to the contractual fee related to the work; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 16 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives for further discussion.

SEC Inquiry
On June 1, 2004, we were notified by the Staff of the SEC that the Staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the initial requests for information we received appear to primarily relate to the purchase method of accounting for various acquisitions. We have fully cooperated with the SEC during the course of this inquiry, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for acquisitions, and we will continue to do so. Subsequent to an internal review which led to the restatement of our financial statements for the second quarter of 2006, as reflected in a Current Report on Form 8-K filed on July 10, 2006, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture. We provided the information requested.
The SEC’s review may have additional consequences independent of the inquiry, including further restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation, which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings has been and could continue to be costly and could divert the efforts and attention of our management team. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
Securities Litigation
We and certain of our current and former officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an informal inquiry by the SEC. The first filed lawsuit is styled Earl Thompson v. The Shaw Group Inc. et al and was filed on June 16, 2004 in the United States District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that: (i) certain of our press releases and SEC filings contained material misstatements and omissions; (ii) the manner in which we accounted for certain acquisitions was improper; and (iii) we improperly recorded revenues on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. After the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits were filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as a class action by the Court. We filed a motion to dismiss the consolidated action, which was denied. We then moved to certify the matter for immediate appeal, which the Court granted, and the United States Court of Appeals for the Fifth Circuit granted leave to appeal. The Company’s and individual defendants’ appeal is fully briefed and is now pending before the Fifth Circuit. Oral argument has been scheduled for the week of October 1, 2007.
In addition, two shareholder derivative actions, styled as Jonathan Nelson v. J.M. Bernhard, Jr., et al. and Larry F. Reusche v. Tim Barfield, Jr., et al., have been filed based on essentially the same allegations as the purported class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of Shaw, name certain of our directors and current and former officers as defendants, and name Shaw as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the misconduct alleged in the purported class action lawsuits, and that certain defendants sold Shaw stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought. These derivative lawsuits have been stayed indefinitely by a court order as of December 14, 2004. The plaintiff in the Reusche derivative action has moved to lift the stay and for permission to file a second amended verified shareholder derivative complaint, which motion was argued on August 8, 2007. To date, this motion has not been decided.
We, and certain of our officers, have been named in another purported shareholder class action lawsuit alleging violations of federal securities laws. This suit is styled as City of Brockton Retirement System v. The Shaw Group Inc., et al and was filed on October 10,

2006, in the United States District Court for the Southern District of New York, Case No. 06-CV-8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Exchange Act on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that; (i) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal 2006; and (ii) in the second quarter of 2006, we materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought. To date, no lead plaintiff has been appointed and the action has not been certified as a class action by the Court.
Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with GAAP based on the information we had at the time and that none of our public press releases or public filings contained material misrepresentations or omissions based on the information we had at the time. Accordingly, we intend to defend the Company and our present and former directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on the Company.
Other Litigation
During fiscal 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of the acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and are seeking to have the judgment overturned. Saudi American Bank has sought interest and attorneys’ fees, bringing its total claim to $11.4 million plus legal interest while the appeal is pending. We may also incur additional attorneys’ fees for the appeal, although we expect to prevail on appeal. In the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
See Note 16 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives for information related to our claims on major projects.
Environmental Liabilities
During fiscal 2005, we identified environmental remediation that is required at one of our fabrication facilities. The estimated liability was $0.8 million as of February 28, 2007 and August 31, 2006.
LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $33.1 million of such real estate assets recorded in other assets on the accompanying balance sheets at February 28, 2007 as compared to $32.9 million at August 31, 2006. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.
As of February 28, 2007 and August 31, 2006, we had $8.2 million and $8.8 million, respectively, of environmental liabilities recorded in other liabilities in the accompanying balance sheets.
Employment Contracts
We have entered into employment agreements with our senior corporate executives and each of our segment presidents as well as other key employees. In the event of termination, these individuals may be entitled to receive their base salaries, bonuses and certain other benefits for the remaining term of their agreement and all options and similar awards may become fully vested. Additionally, for certain executives, in the event of death, their estates are entitled to certain payments and benefits.
We entered into a new Employment Agreement (the “New Employment Agreement”) with our Chief Executive Officer and Chairman of the Board of Directors (“CEO”) effective January 23, 2007, to incorporate the agreement by the CEO to reduce the term of the prior agreement from ten (10) to three (3) years and to reduce the non-compete period from ten (10) to two (2) years. The New Employment Agreement amends and supersedes the former Employment Agreement between Shaw and our CEO dated April 10, 2001. In the event that our CEO resigns for Good Reason, or is discharged by Shaw for reasons other than his Misconduct or Disability (as defined in the agreement), we will be obligated to pay our CEO, in a lump sum, his base salary in effect immediately prior to termination plus the highest bonus paid by us during the three years prior to termination multiplied by the number of years remaining in the term of the agreement, which, unless prior notice had been properly given, will be three years. Based on the CEO’s present salary ($1.6 million) and his highest bonus in the preceding three years ($1.2 million), in the event of a separation as described above, the CEO will be entitled to receive a lump sum payment from Shaw of approximately $8.4 million.
Under a new, separate Nondisclosure and Noncompetition Agreement of the New Employment Agreement, our CEO has agreed not to compete with us for a two-year period following termination of employment, and in consideration for this agreement, we have agreed upon his termination to pay the CEO a lump sum amount of $15.0 million plus interest earned while the funds are held in a trust fund. During each of fiscal years 2001, 2002 and 2003, we set aside $5.0 million to fund the potential non-compete payment, and the cost of the non-compete has been previously expensed. As of February 28, 2007 and August 31, 2006, the amount due to the CEO in association with this non-compete agreement, including interest earned, was $16.9 million and $16.5 million, respectively, and is included in prepaid expenses and other current assets.
For 10 years from the date of the CEO’s termination, other than for Misconduct, the CEO is entitled to use our aircraft for up to 150 hours annually for his private use, provided that the value of the aircraft use does not exceed an annual benefit of $0.3 million (calculated as the incremental cost of operating the aircraft if used by the CEO.)
Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Stock options	1,686	89	3,311	376
Restricted stock	286	—	580	—

Note 13 — Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s owners. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net income (loss)	$(62,581)	$21,838	$(76,574)	$54,551
Foreign currency translation adjustments:
Unrealized translation adjustment gains (losses), net	746	104	1,702	(1,601)
Interest rate swap contract on JPY-denominated bonds, net of taxes of $1,659 and $3,260	(2,488)	—	(4,890)	—
Change in unrealized net gains on hedging activities, net of taxes	—	20	—	57

Total comprehensive income (loss)	$(64,323)	$21,962	$(79,762)	$53,007

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Mexican peso, Australian and Canadian dollars and the Euro.
Note 14 — Employee Benefit Plans
Deferred Compensation
During the quarter ended February 28, 2007, we deposited compensation for a limited number of key employees into irrevocable trusts (often referred to as “Rabbi Trusts”) under the terms of a newly adopted deferred compensation plan. The plan generally requires that the employees work a minimum period of time and the amounts vest at the end of the period (cliff vesting). The employees direct the funds into investment options, and earnings and losses related to the investments are reflected in each participant’s account. These assets are included in non-current assets because they are not immediately available for withdrawal by the employees. Prior to 2007, we deposited amounts for our CEO into a Rabbi Trust which is included in Other Current Assets. Our Rabbi Trust deposits are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” At February 28, 2007, the accumulated unrealized gain or loss related to these trusts was not material. Compensation expense recognized in the three months ended February 28, 2007 was $0.5 million. We will recognize compensation expense over the vesting period, including changes in the fair value of the underlying investments.
Defined Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we sponsor (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Service cost	$1,395	$708	$2,744	$1,422
Interest cost	1,296	1,681	2,562	3,373
Expected return on plan assets	(1,974)	(1,669)	(3,897)	(3,347)
Amortization of net loss	628	731	1,238	1,466
Other	9	9	18	18

Total net periodic benefit cost	$1,354	$1,460	$2,665	$2,932

The total net periodic benefit cost related to other benefits for the three and six months ended February 28, 2007 and 2006 were not material. We expect to contribute $7.4 million to our pension plans in fiscal year 2007. As of February 28, 2007, $3.5 million in contributions had been made.

Note 15 — Related Party Transactions
During fiscal years 2006 and 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the United States, with two companies owned by one of our directors whom our Board of Directors had previously determined is not independent. Amounts paid to these companies were approximately $0.9 million and $2.0 million for the three and six months ended February 28, 2007 compared to $11.7 million and $17.4 million for the three and six months ended February 28, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
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
Unapproved Change Orders and Claims
The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded as of February 28, 2007 and excludes all unrecorded amounts and individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues is as follows (in millions):

Amounts included in project estimates-at-completion at August 31, 2006	$79.1
Changes in estimates-at-completion	(17.3)
Approved by customer	(28.4)
Increase in unapproved change orders and claims	43.5

Amounts included in project estimates-at-completion at February 28, 2007	$76.9

Amounts accrued in revenues (or reductions to contract costs) at February 28, 2007	$45.7

Subsequent to February 28, 2007, we have reached tentative or final settlements on $34.7 million of the claims included in project estimates-at-completion. Amounts accrued in revenues represent the amounts included in project estimate-at-completion on a percentage-of-completion basis.
In addition, we have significant disputes with certain major subcontractors. As of August 31, 2006 we had accrued approximately $11.4 million for these disputes. During the six months ended February 28, 2007, we increased our estimated accrual by recording additional costs of approximately $9.5 million, and paid approximately $2.6 million related to these items. As of February 28, 2007, our accrual was approximately $18.3 million. Subsequent to February 28, 2007, we have settled substantially all of these matters for the amounts recorded.
Performance Guarantees
Prior to February 2006, our estimates of performance guarantees on sales of our technology paid-up license agreements were recorded as a substantial contractual liability until the related project became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience, in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees allows us to make more accurate estimates of the potential liability and, in certain circumstances, revise our recorded performance liability amount below the maximum performance liability. For the fiscal year ended August 31, 2006, we recorded gross profit of $5.1 million due to changes in estimates for performance guarantees below the maximum liability. Our total estimated performance liability remaining as of February 28, 2007, is $19.3 million.
Project Incentives
The estimated revenues include an estimate of amounts which we will receive if we achieve a number of agreed upon criteria. Our contracts provide for payment of incentives up to $85.4 million related to achievement of these criteria. If we do not achieve the criteria at the amounts we have estimated, our revenues and profit related to this project may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting. We have recorded an estimate of the amount we expect to collect in revenues and in cost and estimated earnings in excess of billings on uncompleted contracts based on our progress-to-date.
Note 17 — Assets Held for Sale
Assets Held for Sale
The following table presents the assets that were classified as assets held for sale (in thousands), which are recorded in other current assets in the accompanying condensed consolidated balance sheets.

	February 28,	August 31,
	2007	2006
Fabrication facilities in the United States (F&M segment)	$—	$2,964
Equipment and inventory in the United States (Maintenance segment)	—	2,266

Total assets held for sale	$—	$5,230

The carrying value of our assets held for sale reflects the lower of our depreciated cost basis or estimated fair value after consideration of selling costs.
Note 18 — New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for our fiscal year 2009. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the previously deferred portion of the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, recognition and disclosure requirements are effective for our fiscal year ending August 31, 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact, if any, of SFAS 158 on our consolidated financial statements.
Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective for our fiscal year beginning September 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently evaluating the impact, if any, of SFAS 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance is applicable for our fiscal year ending August 31, 2007. We are currently assessing the impact, if any, from the adoption of SAB 108 on our consolidated financial position and results of operations. When the Company adopts SAB 108, certain items that have been identified and are currently included as a reduction of our net income in fiscal 2007 (see Note 1) may be adjusted to be reflected as a change in the beginning of fiscal 2007 retained earnings balance, thus increasing our net income for fiscal 2007. However additional items may also be identified which could result in an increase or decrease in net income for fiscal 2007 and we will only make these adjustments if the amounts are deemed to be material.
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 requires a company to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for our fiscal year beginning September 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated results of operations, financial position and cash flows.
In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. We are required to adopt EITF 06-3 in the third fiscal quarter of fiscal year 2007.
In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of: (a) whether the entity is a variable interest entity; (b) which interests are variable interests in the entity; and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 was effective beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 did not have an impact on our consolidated financial position, results of operations and cash flows.
In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” a replacement of FASB Statement No. 156, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our consolidated results of operations, financial condition or cash flows.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” an amendment of APB Opinion No. 28, and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal year 2007. The adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations or cash flows.
Note 19 — Subsequent Events
On April 30, 2007, we notified The Bank of New York Trust Company NA (formerly The Bank of New York), as Trustee under the Indenture dated March 17, 2003 (the “Indenture”) that we had elected to exercise our option to redeem all remaining outstanding 10 3/4% Senior Notes due 2010 (the “Notes”) previously issued pursuant to the Indenture. As of that date, the aggregate principal amount of the remaining outstanding Notes was $15.2 million. Pursuant to the notice and the terms of the Indenture, the Notes were redeemed on May 31, 2007 at a redemption price equal to 105.375% of the outstanding principal amount of the outstanding Notes ($1,053.75 per $1,000 in principal amount of the Notes) plus accrued interest of $22.69 per $1,000 in principal amount of the Notes. We funded the redemption of the Notes with existing cash on hand. The redemption will result in loss on retirement of debt in the third quarter of fiscal year 2007 of $1.1 million, which includes unamortized fees of $0.2 million.
In June 2007, the Acquisition Companies, of which we own a 20% member interest, filed a Price Adjustment Objection Notice under the Purchase Agreement to acquire Westinghouse. British Nuclear Fuels Limited (“BNFL”) previously filed a Price Adjustment Objection Notice as well under the Agreement. We believe that the resolution of this dispute will result in additional purchase price consideration to BNFL, which may require additional borrowing at the Westinghouse holding company level, and may impact the timing of the Acquisition Companies’ issuance of dividends to us. We are not required to contribute to any purchase price adjustment. If we choose not to, our percentage equity interest in Westinghouse may be reduced.
See Credit Facility Compliance in Note 8 — Long-term Debt and Revolving Lines of Credit for a discussion of the status of our Credit Facility covenant compliance and related waivers due to delays on filing our periodic reports with the SEC.
Note 20 — Unaudited Condensed Consolidating Financial Information
The following presents unaudited condensed consolidating financial information with respect to our financial position as of February 28, 2007 and August 31, 2006, the results of our operations for the three and six months ended February 28, 2007 and 2006 and our cash flows for the six months ended February 28, 2007 and 2006.
In connection with our sale on March 17, 2003 of our Notes, certain of our 100% owned domestic subsidiaries issued joint and several guarantees of the Senior Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Senior Notes (primarily foreign subsidiaries) are referred to as the Non-Guarantor Subsidiaries.
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

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of February 28, 2007
Current assets	$486,049	$767,139	$316,950	$(35,579)	$1,534,559
Intercompany long-term receivables	—	3,615	871	(4,486)	—
Investments in subsidiaries and joint ventures	792,540	166,396	1,096,219	(927,461)	1,127,694
Property and equipment, net	28,337	124,461	37,368	—	190,166
Other assets	31,410	570,310	60,517	(6,358)	655,879

Total Assets	$1,338,336	$1,631,921	$1,511,925	$(973,884)	$3,508,298

Current liabilities	$132,896	$833,251	$243,010	$(35,579)	$1,173,578
Intercompany long-term debt	—	872	3,614	(4,486)	—
Long-term debt and capital leases	18,070	3,739	1,053,074	—	1,074,883
Other non-current liabilities	6,966	26,526	33,054	(6,358)	60,188
Minority interest	—	—	—	19,245	19,245
Shareholders’ Equity	1,180,404	767,533	179,173	(946,706)	1,180,404

Total Liabilities & Shareholders’ Equity	$1,338,336	$1,631,921	$1,511,925	$(973,884)	$3,508,298

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	Restated	Restated	Restated	Restated	Restated
	As of August 31, 2006
Current assets	$609,544	$828,917	$274,450	$(34,251)	$1,678,660
Intercompany long-term receivables	240	4,115	871	(5,226)	—
Investments in subsidiaries and joint ventures	810,482	150,188	5,597	(914,219)	52,048
Property and equipment, net	29,809	114,180	31,442	—	175,431
Other assets	25,187	568,500	36,257	(6,949)	622,995

Total Assets	$1,475,262	$1,665,900	$348,617	$(960,645)	$2,529,134

Current liabilities	$64,926	$792,917	$217,067	$(34,251)	$1,040,659
Intercompany long-term debt	—	872	4,354	(5,226)	—
Long-term revolving line of credit	145,517	—	—	—	145,517
Long-term debt and capital leases	16,521	1,977	9,519	—	28,017
Other non-current liabilities	5,091	37,564	22,620	(6,949)	58,326
Minority interest	—	—	—	13,408	13,408
Shareholders’ Equity	1,243,207	832,570	95,057	(927,627)	1,243,207

Total Liabilities & Shareholders’ Equity	$1,475,262	$1,665,900	$348,617	$(960,645)	$2,529,134

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended February 28, 2007
Revenues	$—	$973,799	$243,768	$(8,858)	$1,208,709
Cost of revenues	—	969,382	217,116	(8,717)	1,177,781

Gross profit	—	4,417	26,652	(141)	30,928
General and administrative expenses	25,261	41,244	6,140	(219)	72,426

Operating income (loss)	(25,261)	(36,827)	20,512	78	(41,498)
Other income (expense)	25,261	(28,141)	23,592	(78)	20,634
Equity in earnings (losses) of subsidiaries	(62,581)	16,467	—	46,114	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(62,581)	(48,501)	44,104	46,114	(20,864)
Provision for (benefit from) income taxes	—	(1,105)	11,229	—	10,124

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(62,581)	(47,396)	32,875	46,114	(30,988)
Minority interest	—	—	—	(4,968)	(4,968)
Losses from unconsolidated entities, net of income taxes	—	(24,623)	(114)	—	(24,737)

Income (loss) from continuing operations	(62,581)	(72,019)	32,761	41,146	(60,693)
Loss from and impairment of discontinued operations, net of income taxes	—	(102)	(1,786)	—	(1,888)

Net income (loss)	$(62,581)	$(72,121)	$30,975	$41,146	$(62,581)

			Non-	Elimination
	Parent	Guarantor	Guarantor	and
	Only	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	Restated	Restated	Restated	Entries Restated	Restated
	For the Three Months Ended February 28, 2006
Revenues	$—	$1,176,645	$79,623	$(17,436)	$1,238,832
Cost of revenues	—	1,085,186	72,776	(17,109)	1,140,853

Gross profit	—	91,459	6,847	(327)	97,979
General and administrative expenses	19,912	32,557	3,434	(420)	55,483

Operating income (loss)	(19,912)	58,902	3,413	93	42,496
Other income (expense)	19,912	(21,688)	(777)	(93)	(2,646)
Equity in earnings (losses) of subsidiaries	21,838	967	—	(22,805)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	21,838	38,181	2,636	(22,805)	39,850
Provision for income taxes	—	13,307	178	—	13,485

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	21,838	24,874	2,458	(22,805)	26,365
Minority interest	—	—	—	(4,470)	(4,470)
Earnings (losses) from unconsolidated entities, net of income taxes	—	334	(335)	—	(1)

Income (loss) from continuing operations	21,838	25,208	2,123	(27,275)	21,894
Earnings (loss) from discontinued operations, net of income taxes	—	85	(277)	136	(56)

Net income (loss)	$21,838	$25,293	$1,846	$(27,139)	$21,838

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(Unaudited)
(Dollars in thousands)

				Elimination
			Non-	and
	Parent	Guarantor	Guarantor	Consolidation
	Only	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended February 28, 2007
Revenues	$—	$2,005,006	$494,929	$(21,024)	$2,478,911
Cost of revenues	—	1,933,779	448,593	(20,791)	2,361,581

Gross profit	—	71,227	46,336	(233)	117,330
General and administrative expenses	47,356	79,876	8,727	(341)	135,618

Operating income (loss)	(47,356)	(8,649)	37,609	108	(18,288)
Other income (expense)	47,356	(50,964)	(15,741)	(108)	(19,457)
Equity in earnings (losses) of subsidiaries	(76,574)	23,179	—	53,395	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(76,574)	(36,434)	21,868	53,395	(37,745)
Provision (benefit) for income taxes	—	3,635	(1,329)	—	2,306

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	(76,574)	(40,069)	23,197	53,395	(40,051)
Minority interest	—	—	—	(8,511)	(8,511)
Losses from unconsolidated entities, net of income taxes	—	(24,838)	(139)	—	(24,977)

Income (loss) from continuing operations	(76,574)	(64,907)	23,058	44,884	(73,539)
Loss from and impairment of discontinued operations, net of income taxes	—	(214)	(2,821)	—	(3,035)

Net income (loss)	$(76,574)	$(65,121)	$20,237	$44,884	$(76,574)

			Non-	Elimination
	Parent	Guarantor	Guarantor	and
	Only	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	Restated	Restated	Restated	Entries Restated	Restated
	For the Six Months Ended February 28, 2006
Revenues	$—	$2,272,679	$127,542	$(25,928)	$2,374,293
Cost of revenues	—	2,072,874	120,979	(25,557)	2,168,296

Gross profit	—	199,805	6,563	(371)	205,997
General and administrative expenses	40,006	64,319	5,989	(510)	109,804

Operating income (loss)	(40,006)	135,486	574	139	96,193
Other income (expense)	40,006	(43,233)	(1,582)	(139)	(4,948)
Equity in earnings (losses) of subsidiaries	54,551	(5,426)	—	(49,125)	—

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	54,551	86,827	(1,008)	(49,125)	91,245
Provision for income taxes	—	30,964	425	—	31,389

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	54,551	55,863	(1,433)	(49,125)	59,856
Minority interest	—	—	—	(5,947)	(5,947)
Earnings (losses) from unconsolidated entities, net of income taxes	—	1,734	(597)	—	1,137

Income (loss) from continuing operations	54,551	57,597	(2,030)	(55,072)	55,046
Earnings (loss) from discontinued operations, net of income taxes	—	(235)	(443)	183	(495)

Net income (loss)	$54,551	$57,362	$(2,473)	$(54,889)	$54,551

The Shaw Group Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	For the Six Months Ended February 28, 2007
Net cash provided by operating activities	$—	$155,988	$(2,201)	$—	$153,787
Net cash (used in) investing activities	(58,559)	(12,076)	(1,042,369)	—	(1,113,004)
Net cash provided by (used in) financing activities	41,999	(158,101)	1,045,673	—	929,571
Effects of foreign exchange rate changes on cash	—	—	664	—	664

Net increase (decrease) in cash and cash equivalents	(16,560)	(14,189)	1,767	—	(28,982)
Cash and cash equivalents — beginning of period	20,842	27,155	106,840	—	154,837

Cash and cash equivalents — end of period	$4,282	$12,966	$108,607	$—	$125,855

			Non-
	Parent	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Restated	Restated	Restated	Restated	Restated
	For the Six Months Ended February 28, 2006
Net cash provided by (used in) operating activities	$—	$(222,705)	$29,021	$—	$(193,684)
Net cash provided by (used in) investing activities	(4,620)	104,897	(3,602)	—	96,675
Net cash provided by financing activities	7,736	114,927	26,497	—	149,160
Cash from consolidation of variable interest entities previously unconsolidated	—	—	1,565	—	1,565
Effects of foreign exchange rate changes on cash	—	—	(554)	—	(554)

Net increase (decrease) in cash and cash equivalents	3,116	(2,881)	52,927	—	53,162
Cash and cash equivalents — beginning of period	870	22,970	32,939	—	56,779

Cash and cash equivalents — end of period	$3,986	$20,089	$85,866	$—	$109,941

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of The Shaw Group Inc. (“Shaw,” “we” or “our”) and its subsidiaries as of February 28, 2007, and the results of their operations for the three months and six months ended February 28, 2007, and should be read in conjunction with: (i) the unaudited condensed consolidated financial statements and notes contained herein; (ii) the consolidated financial statements and accompanying notes to our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006 (“2006 Form 10-K/A”).
The financial statements and the disclosures contained herein have not been updated to reflect changes in estimates that have occurred after the filing date of our Current Report on Form 8-K dated August 31, 2007 (“Original Form 8-K”), or to modify or to update disclosures affected by such changes. As a result, these financial statements continue to describe conditions as of the date of the original issuance of the financial statements for the three and six months ended February 28, 2007 as an exhibit to the Original Form 8-K in which we furnished financial statements. For example, in accordance with paragraph 82 of American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), changes in estimates that occur after the date of the condensed consolidated balance sheet, but before the issuance of the financial statements, are recorded within the financial statements. Thus, only changes in estimates up to the filing date of the Original Form 8-K have been reflected herein.
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements contained herein that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	risks related to our Investment in Westinghouse;

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;

•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	various legal, regulatory and litigation risk including but not limited to, class action lawsuits, the outcome of a pending informal inquiry by the SEC and regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts;

•	risks associated with being a government contractor;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector clients that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors and equipment manufacturers;

•	possible cost escalations associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	our dependence on one or a few significant customers;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position;

•	foreign currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	risks related to our investment in military housing privatization entities and our indemnity agreements related thereto;

•	closing of any U.S. military bases related to our privatization interests;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of war and/or terrorists’ actions;

•	market prices of our equity securities have changed significantly and could change further;

•	recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees;

•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation;

•	unavoidable delays due to weather conditions;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions; and

•	environmental factors and changes in laws and regulations could increase our costs and liabilities and affect the demand for our services.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our 2006 Form 10-K/A as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
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
Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions including the Stone & Webster transaction in late fiscal 2000, the IT Group transaction in fiscal 2002, and the Westinghouse acquisition completed in October 2006. Our fiscal year 2006 revenues were approximately $4.8 billion and our backlog at February 28, 2007 was approximately $11.3 billion. We are headquartered in Baton Rouge, Louisiana, with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 23,000 people.

Comments Regarding Future Operations
Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.
Recent Developments
The following summarizes selected recent developments in our businesses. You should also refer to the section “Executive Summary” for selected significant events and transactions that impacted our financial results for the period.
Westinghouse / Shaw Consortium Selected for China Nuclear New Build Program
The Westinghouse/Shaw Consortium has been selected by the People’s Republic of China to provide four advanced passive AP1000 nuclear units in China. A framework contract with China’s State Nuclear Power Technology Company (“SNPTC”) was signed on March 1, 2007. Final contracts for the four units, to be constructed at two sites, were signed on July 24, 2007. The agreement follows SNPTC’s selection of the Westinghouse/Shaw Consortium as the technology partner for the next generation of nuclear power plants announced in December 2006. Shaw will provide engineering, procurement, commissioning, information management and project management services. The Westinghouse technology forms the basis for approximately one-half of the world’s operating nuclear plants, including 60% of those in the U.S. Shaw recently acquired a 20% equity interest in Westinghouse.
Investment in Westinghouse
See Note 2 – Acquisition of Investment in Westinghouse and Related Agreements of the condensed consolidated financial statements for a detailed discussion of our Westinghouse investment and related agreements.
Military Housing Privatization
We recorded a $26.7 million loss from unconsolidated entities, net of tax, for the three months ended February 28, 2007, related to three of our investments in joint ventures to privatize military housing, due to estimated construction cost overruns and rental income shortfalls.
We have issued recovery plans to the military and the bondholders, and are in negotiations to modify the applicable scopes of work on the projects. Additionally, we are in active negotiations to sell our interests in the Privatization entities to third parties. See Notes 7 and 11 for an expanded discussion of these joint ventures and related contracts and agreements including our indemnity agreement.
Federal Contracting
Federal funding for projects, awards of new projects and contracts and the solicitation of new proposals have all been significantly constrained by the uncertainty created while the U.S. Congress worked on passage of the spending appropriation bills needed to fund federal programs during fiscal year 2007. Until resolved, funding for existing programs comes through passage of temporary extension measures, or continuing resolutions that allow current programs to operate for several weeks at a time and freezes spending at previous year levels or less. Decisions driving new federal project opportunities will continue to be delayed until the remaining appropriation bills are enacted.
2006 Gulf Coast Hurricane Season
The 2006 hurricane season in the gulf coast was one of the most inactive seasons on record with no hurricanes making landfall in the region. This experience contrasts with that of the 2005 season when the gulf coast experienced heavy hurricane damage, the response to which we participated in extensively. This contrast is notable in the comparative financial results of our E&I business, for the first half of fiscal year 2006 versus the same 2007 periods, where the disaster relief, emergency response and recovery services efforts are reflected.

Reorganization
As previously announced in our Current Report on Form 8-K filed on September 26, 2006, we changed the internal organization of our business activities. See Note 1 — General Information of the accompanying condensed consolidated financial statements for further discussion.
Status of Periodic Reports with the Securities and Exchange Commission
We continue to experience delays in filing our quarterly report on Form 10-Q for the three months ended May 31, 2007. See Note 8 – Long-term Debt and Revolving Lines of Credit for further discussion and also the impacts on compliance with the covenants in our Amended Credit Agreement.
Critical Accounting Policies
Item 7, included in Part II of our 2006 Form 10-K/A addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require management judgment and assumptions, or involve uncertainties. The following disclosure should be read in conjunction with that discussion.
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
Segment Analysis
As previously announced in our Current Report on Form 8-K filed on September 26, 2006, we changed the internal organization of our business activities. Company management reviewed its reportable segments in accordance with SFAS No. 131 and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this announcement and our Investment in Westinghouse, as of February 28, 2007, our reportable segments are: Energy and Chemicals (“E&C”); Fossil and Nuclear; Maintenance; Environmental and Infrastructure (“E&I”); Fabrication and Manufacturing (“F&M”); and Investment in Westinghouse. The primary change from our previously reported segments is a split of our previous E&C segment into two reportable segments: Fossil and Nuclear segment, and E&C segment. The former E&C segment will serve the process industry and will continue to market and develop technologies for this industry, including alternative energy-related business opportunities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have restated prior period segment disclosures in this quarterly report based on our new reportable segments. Selected summary financial information for our segments, for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues:
Fossil and Nuclear	$327.6	$199.0	$604.8	$409.6
E&I	322.8	629.5	698.7	1,187.0
E&C	232.6	122.1	460.3	224.1
Maintenance	223.7	212.7	504.4	405.7
F&M	102.0	75.5	210.7	147.9

Total revenue	$1,208.7	$1,238.8	$2,478.9	$2,374.3

Gross profit:
Fossil and Nuclear	$(9.0)	$5.9	$2.7	$34.3
E&I	8.7	58.0	37.6	123.2
E&C	17.5	7.0	30.6	1.0
Maintenance	(12.5)	12.0	(3.5)	20.2
F&M	26.2	15.1	49.9	27.3

Total gross profit	$30.9	$98.0	$117.3	$206.0

Gross profit percentage:
Fossil and Nuclear	(2.7)%	2.9%	0.5%	8.4%
E&I	2.7	9.2	5.4	10.4
E&C	7.5	5.8	6.6	0.4

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Maintenance	(5.6)	5.6	(0.7)	5.0
F&M	25.7	20.0	23.7	18.5
Total gross profit percentage	2.6%	7.9%	4.7%	8.7%
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations:
Fossil and Nuclear	$(19.3)	$0.9	$(14.9)	$25.0
E&I	(10.9)	40.5	(2.1)	86.6
E&C	11.4	2.7	16.9	(6.2)
Maintenance	(15.7)	9.5	(9.8)	15.0
F&M	19.8	10.4	38.6	18.1
Investment in Westinghouse	21.9	—	(13.4)	—
Corporate items and eliminations	(28.1)	(24.1)	(53.0)	(47.3)

Total income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	$(20.9)	$39.9	$(37.7)	$91.2

	Three Months Ended				Six Months Ended
Revenues by Industry:	February 28,				February 28,
	2007		2006		2007		2006
Industry Sector	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
Environmental and Infrastructure	$322.8	27	$629.5	50	$698.7	28	$1,187.0	50
Energy:
Fossil and Nuclear	316.9	26	192.5	16	587.2	24	396.3	17
E&C	(0.5)	—	—	—	—	—	—	—
Maintenance	119.9	10	97.9	8	312.7	13	217.0	9
F&M	37.8	3	15.6	1	79.5	3	30.6	1
Chemical:
Fossil and Nuclear	10.4	1	6.4	1	17.0	1	14.3	1
E&C	226.6	19	117.4	9	448.7	18	208.2	9
Maintenance	102.6	8	114.8	9	189.8	8	187.9	8
F&M	37.8	3	37.0	3	69.9	3	80.7	3
Other Industries:
Fossil and Nuclear	0.3	—	0.1	—	0.6	—	(1.0)	—
E&C	6.5	1	4.7	1	11.6	—	15.9	1
Maintenance	1.2	—	—	—	1.9	—	0.8	—
F&M	26.4	2	22.9	2	61.3	2	36.6	1

Total revenue	$1,208.7	100%	$1,238.8	100%	$2,478.9	100%	$2,374.3	100%

The following table presents our revenues by geographic region:

	Three Months Ended				Six Months Ended
	February 28,				February 28,
	2007		2006		2007		2006
Georaphic Region	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$966.7	80	$1,120.3	90	$1,986.3	80	$2,175.2	92
Asia/Pacific Rim	53.3	4	45.9	4	99.9	4	77.6	4
Middle East	142.8	12	46.0	4	300.0	12	71.6	3
Canada	3.7	1	3.4	—	6.7	—	6.7	—
Europe	36.9	3	14.6	1	69.5	3	30.7	1
South America and Mexico	2.8	—	5.2	1	9.7	1	6.6	—
Other	2.5	—	3.4	—	6.8	—	5.9	—

Total revenue	$1,208.7	100%	$1,238.8	100%	$2,478.9	100%	$2,374.3	100%

Our backlog by segment is as follows:

	February 28, 2007		August 31, 2006
	(In Millions)%		(In Millions)%
Fossil and Nuclear	$4,772.5	42	$3,238.4	35
E&I	2,831.0	25	2,765.1	30
E&C	1,319.2	12	1,412.3	16
Maintenance	1,832.0	16	1,250.9	14
F&M	561.8	5	408.9	5

Total backlog	$11,316.5	100%	$9,075.6	100%

Our backlog by industry sector is as follows:

	February 28, 2007		August 31, 2006
Industry Sector	(In Millions)%		(In Millions)%
Environmental and Infrastructure	$2,831.0	25	$2,765.1	30
Energy:
Fossil and Nuclear	4,677.8	41	3,166.4	35
Maintenance	1,576.0	14	963.0	11
F&M	295.2	3	230.4	3
Chemical:
Fossil and Nuclear	94.4	1	71.2	—
E&C	1,319.2	12	1,412.3	16
Maintenance	256.0	2	287.9	3
F&M	185.9	2	86.4	1
Other Industries:

	February 28, 2007		August 31, 2006
Industry Sector	(In Millions)%		(In Millions)%
Fossil and Nuclear	0.3	—	0.8	—
F&M	80.7	—	92.1	1

Total backlog	$11,316.5	100%	$9,075.6	100%

	February 28, 2007		August 31, 2006
Status of Contract	(In Millions)%		(In Millions)%
Signed contracts and commitments	$8,048.0	71	$7,285.2	80
Letters of intent	3,268.5	29	1,790.4	20

Total backlog	$11,316.5	100%	$9,075.6	100%

Backlog includes $746.8 million of customer furnished materials on an E&C contract that does not have any associated gross profit.
Executive Summary
Consolidated revenues for the three months ended February 28, 2007 were $1,208.7 million compared to $1,238.8 million for the three months ended February 28, 2006, representing a decrease in consolidated revenues of $30.1 million or 2.4%. Consolidated revenues for six months ended February 28, 2007 were $2,478.9 million compared to $2,374.3 million for the six months ended February 28, 2006, representing an increase in consolidated revenues of $104.6 million or 4.4%. We experienced revenue growth for the three and six month periods in all of our segments, except for our E&I segment, fueled by continued strength in the global markets for power capacity, petrochemicals and refined products fueled by worldwide demand and economic activity, and increasing activity primarily on the new power contracts signed during late fiscal year 2006. Revenues in our E&I segment declined in the three and six month periods, resulting in a net decline in consolidated revenues for the three month period, due to higher reported revenues in the fiscal year 2006 periods as a result of the ongoing disaster relief, emergency response and recovery services following Hurricanes Katrina and Rita.
We recognized an operating loss of $41.5 million and a net loss of $62.6 million for the three months ended February 28, 2007. Our operating loss includes:
•	Our Fossil and Nuclear segment recorded a reduction in gross profit of ($20.6) million on one substantially complete major EPC project due to settlements on claims and disputed amounts with the owner and major subcontractors and other cost increases;

•	Our E&C segment recorded a reduction in gross profit of ($11.3) million on a substantially complete refinery project due to settlement on claims with the owner and other cost increases;

•	Our Maintenance segment reduced gross profit estimates on a completed major domestic power project as a result of disputes with the owner over project incentives, and separately increased loss accruals on two substantially complete offshore production platform projects. These items reduced gross profit by ($14.4) million; and

•	Our E&I segment recognized significant increases in the estimated costs to complete three projects resulting in a ($12.8) million reduction in gross profit.
In addition to our operating loss, our net income also includes the following:
•	a $44.5 million ($26.7 million net of taxes) impairment of military housing privatization entities; and

•	a $13.1 million (including tax expense of $8.6 million) net income by our Investment in Westinghouse segment.
Net income (loss) decreased by approximately $84.4 and $131.1 million or 387.2% and 240.1% for the three and six months ended February 28, 2007. This loss includes the impact of our Investment in Westinghouse segment of $21.9 million in pre-tax income for the quarter-to-date period and $13.4 million of pre-tax loss for the year-to-date period. Excluding the impact of the Westinghouse acquisition, net income would have decreased by approximately $97.5 and $122.7 million or 447.2% and 224.7% for the three and six months ended February 28, 2007 compared to the same period of the prior year primarily due to decreases in gross profit noted above, and increases in general and administrative and other expenses. Additionally, the prior year’s comparative three and six months ended February 28, 2006, included significant activities associated with disaster relief as a result of Hurricanes Katrina and Rita.
In addition to the previously discussed factors, our gross profit was positively impacted by the following:
•	Our E&C segment gross profit increased in fiscal year 2007, due primarily to increasing activity on petrochemical projects and the losses recorded in the prior year comparative 2006 period on three clean fuels projects; and

•	Our F&M segment reported increases in gross profit in the fiscal year 2007 period as compared to 2006 resulting from growth in worldwide demand for piping systems.
Overall, gross profit for the fiscal year 2007 year-to-date declined compared to the same period for fiscal year 2006 primarily due to decreased disaster relief, emergency response and recovery services work in our E&I segment that were not repeated in 2007.

General and administrative (“G&A”) expenses increased by $16.9 million in the second quarter of fiscal year 2007 compared to fiscal year 2006 in order to support our increasing revenue base and level of business activity. Specific areas that contribute to the increase in G&A expenses during fiscal year 2007 included increased labor costs due to higher headcount primarily in human resources, legal, accounting and business development personnel, increased professional fees, including audit services, and increased insurance costs.
Interest expense increased due to the addition of $8.9 million and $13.4 million for the three and six months ended February 28, 2007 from the Westinghouse Bonds which were issued during our first fiscal quarter of 2007. Minority interest expense increased $0.5 and $2.6 million for the three and six months ended February 28, 2007 primarily due to the consolidation of a previously unconsolidated entity resulting from our acquisition of the controlling interest in the entity.
Our effective tax rate for the three and six months ended February 28, 2007 was a (48.5%) and (6.1%) provision respectively, despite a pre-tax loss for both the current and year-to-date periods, while our effective tax rate for the three and six months ended February 28, 2006 was 33.8% and 34.4% respectively. We incurred $10.1 million of tax expense in the three and six months ended February 28, 2007, for tax matters under appeal, as well as matters related to foreign taxes. Additionally, we treat unrealized foreign currency gains and losses as discrete items in each reporting period due to its volatility and our difficulty in estimating such gains and losses reliably. We incurred $11.4 million and ($0.7) million of tax expense (benefit) related to unrealized foreign currency gains and losses in the three and six months ended February 28, 2007. Our effective tax rate absent these discrete items is determined on an annualized method and includes increases in the effective rate for compensation related matters, meals and other nondeductible items, offset by favorable reductions in the effective tax rate relating to foreign income taxes, foreign tax credits and work opportunity tax credits.
The decreasing earnings from unconsolidated entities was primarily due to a $24.7 million net of tax loss from our military housing privatization entities. During the quarter ending February 28, 2007, we recorded a loss on impairment of $26.7 million pre-tax and accrued commitment costs and contingencies of $17.8 million pre-tax relating to our military housing privatization projects, for a total charge of $44.5 million pre-tax, $26.7 million net of tax effect. The impairment charge is attributable to rental income shortfalls and cost overruns on the military housing construction projects. See Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships for further discussion.
The loss from and impairment of discontinued operations of $1.9 million and $3.0 million, net of taxes for the three and six months ended February 28, 2007 as compared to a loss of $0.1 million and $0.5 million net of tax, for the same period in fiscal year 2006 is primarily associated with an impairment of our Shaw Robotics paint stripping business for the first three and six months of fiscal year 2007 as compared to a loss from assets held for sale at our F&M segment during the same period for fiscal year 2006.
Fossil and Nuclear Segment
Revenues
Revenues for three and six months ended February 28, 2007 were $327.6 and $604.8 million as compared to $199.0 and $409.6 million for the three and six months ended February 28, 2006. The increase in revenues of $128.6 and $195.2 million or 64.6% and 47.7% is primarily attributable to:
•	an increase in activity and commencement of work on our Air Quality Control Systems’ (“AQCS”) Flue Gas Desulphurization (“FGD”) projects that were awarded during fiscal year 2006; and

•	an increase in activity on two major clean coal power projects as these projects reached peak progress in fiscal year 2007.
The increase in revenues for the three and six months ended February 28, 2007, compared to the same periods of the prior year was partially offset by:
•	substantial completion in the second half of fiscal year 2006 of two major fossil power projects; and

•	decreases in revenues from the transmission and distribution projects as clients reduced their expenditure commitments in these areas during the period.

Gross Profit (Loss) and Gross Profit (Loss) Percentage
Gross profit (loss) for the three months and six months ended February 28, 2007 was ($9.0) and $2.7 million or (2.7%) and 0.5% of revenues compared to $5.9 and $34.3 million or 2.9% and 8.4% for the three and six months ended February 28, 2006. The decrease in gross profit and gross profit percentage is primarily attributable to:
•	tentative settlements reached on claims and disputed amounts with the owner and major subcontractors on one substantially complete major EPC fossil power project resulting in a reduction in gross profit of $20.6 million;

•	losses on transmission projects and margin deterioration and expected losses on long term distribution contracts; and

•	an increase in facilities costs and supervisory management labor due to growth in business activities in the Fossil and Nuclear segment.
The decrease in gross profit and gross profit percentage for the three and six months ended February 28, 2007 was partially offset by an increase in gross profit results on several AQCS and major coal power projects.
The Fossil and Nuclear segment has recorded revenues of $11.5 million related to unapproved change orders and claims as of February 28, 2007 on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be $12.6 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized. Subsequent to February 28, 2007, we have reached tentative agreements on approximately $4.5 million of these items for the amounts we have recorded.
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations (“Pre-tax income (loss) before other items”)
Pre-tax income (loss) before other items for the three and six months ended February 28, 2007 was ($19.3) and ($14.9) million or (5.9%) and (2.5%) of revenues compared to $0.9 million and $25.0 million or 0.5% and 6.1% of revenues for the three and six months ended February 28, 2006. The decrease from an income position for the six months ended February 28, 2006 to a loss position for the six months ended February 28, 2007 is primarily attributable to the factors affecting gross profit addressed above and:
•	an increase in general and administrative expenses, including increases on a six month period comparative basis on insurance costs, business development expenses, and the certain general and administrative charges for the segment as we prepare for anticipated future growth of the fossil and nuclear reactor markets; and

•	a goodwill impairment charge and write down of associated other intangible assets for our transmission and distribution work of $2.5 million.
Backlog
Backlog for the Fossil and Nuclear segment as of February 28, 2007 is $4.8 billion, as compared to $3.2 billion as of August 31, 2006. The increase in backlog is primarily a result of booking a significant domestic clean coal fired power contract and the assigned value for funded early procurement and engineering activities outlined in a framework agreement contract for four nuclear unit plants to be constructed at the two sites in China. Finalization of the contract occurred on July 24, 2007. We anticipate fiscal year 2007 revenues and gross profit to be significantly higher than fiscal year 2006 due to increased activity on our AQCS projects (which include our FGD and Mercury reduction work) and major clean coal fired power projects.
E&I Segment
Revenues
Revenues for the three and six months ended February 28, 2007 were $322.8 million and $698.7 million as compared to $629.5 million and $1,187.0 million for the three and six months ended February 28, 2006. The decrease in revenues of $306.7 million and $488.3 million or 48.7% and 41.1% is primarily attributable to:

•	a decrease in revenue of $383.0 million and $646.5 million from the significantly lower levels of disaster relief, emergency response and recovery services during the three and six months ended February 28, 2007, respectively, compared to the significant amount of work performed in the aftermath of hurricanes Katrina and Rita in the same periods of fiscal year 2006; and

•	a decrease in domestic federal environmental remediation work due to less work being awarded under existing contracts and/or delays in funding under existing contracts.
The decrease in revenues for the three and six months ended February 28, 2007, as compared to the same periods of fiscal year 2006, was partially offset by:
•	an increase in revenues of $44.1 million and $100.8 million for the three and six months ended February 28, 2007, respectively, from two consolidated joint ventures providing services to the U.S. Department of Energy (“DOE”) compared to the same periods of fiscal year 2006; and

•	an increase of $28.2 million and $50.9 million due to an overall increase in demand for construction services to commercial customers in the gulf and southeast regions of the United States.
Gross Profit and Gross Profit Percentage
Gross profit for the three and six months ended February 28, 2007 was $8.7 million and $37.6 million or 2.7% and 5.4% as compared to $58.0 million and $123.2 million or 9.2% and 10.4% for the three and six months ended February 28, 2006. The decrease in gross profit and related gross profit percentage is due primarily to:
•	a decrease in gross profit of $37.7 million and $72.1 million for the three and six months ended February 28, 2007, respectively, compared to the same periods of the prior year associated with the volume of disaster relief, emergency response and recovery services, and the negative impact of additional estimated costs to complete certain fixed unit price projects and reserves on previously recognized revenue;

•	a decrease in gross profit and related gross profit percentage on federal environmental remediation work executed the second quarter of fiscal year 2007 as compared to the same period of fiscal year 2006, including recognition of losses on a fixed price project in the Middle East; and

•	a decrease in gross profit and related percentage in this period contrasted from a positive impact from cost absorption arising from our overall increase in sales volumes in the three and six months of fiscal year 2006.
The decreases in gross profit and gross profit percentage for the three and six months ended February 28, 2007 are partially offset by:
•	an increase in demand for construction services to commercial customers in the gulf and southeast regions of the United States and improved gross profit percentage earned on these services; and

•	an increase in gross profit and related gross profit percentage earned on our consolidated joint ventures for the DOE.
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for the three and six months ended February 28, 2007 was ($10.9) and ($2.1) million or (3.4%) and (0.3%) of revenues as compared to $40.5 million and $86.6 million or 6.4% and 7.3% of revenues for the three and six months ended February 28, 2006. The decrease in pre-tax income of $51.4 million and $88.7 million or 126.9% and 102.4% is primarily attributable to the decline in gross profit addressed above as well as higher general and administrative expenses due to increases in business development personnel.
Backlog
Backlog for the E&I segment as of February 28, 2007 was $2.8 billion. While E&I was awarded new contract awards during the first half of fiscal year 2007, steady execution of existing contracts has offset backlog increases. As expected, our backlog was reflective of the levels of funding on awards related to disaster relief, emergency response, and recovery services projects. These projects have not materialized during fiscal year 2007 as a result of an inactive storm season. We believe E&I is well-positioned to capitalize on opportunities in core and emerging markets with both historic and developing services, and the E&I backlog will rest on our ability to win new contract awards in this highly-competitive environment.

As of February 28, 2007, contracts with government agencies or entities owned by the U.S. Government and state government agencies are a predominant component of the E&I backlog, accounting for $2.6 billion or 92.9% of the $2.8 billion in backlog.
For the remainder of fiscal year 2007 we expect E&I revenues will be less than fiscal year 2006 levels as currently awarded disaster recovery work nears completion; however, we continue to expect that fiscal year 2007 revenue levels will be higher than fiscal year 2006 revenue projections made before the hurricane and emergency response awards were made. We also expect revenues to be significantly higher than those earned in fiscal year 2005, with increases in federal services, supported by several DOE projects and from commercial, state and local project work, bolstered by awards from clients in both the public and private sectors. Gross profit for fiscal year 2007 will be less than that earned in fiscal year 2006 due to an inactive storm season and the resulting decline in disaster recovery work.
Gross profit percentage is expected to be lower in fiscal year 2007 than in fiscal year 2006, reflecting the impact of lower revenues to absorb indirect costs driven by less disaster relief, emergency response and recovery related awards, the changing composition of work, including expanded services provided by our consolidated joint ventures and the competitive nature of work in this industry sector.
E&C Segment
Revenues
Revenues for the three and six months ended February 28, 2007 were $232.6 million and $460.3 million as compared to $122.1 million and $224.1 million for the three and six months ended February 28, 2006. The increase in revenues of $110.5 million and $236.2 million or 90.5% and 105.4% is primarily attributable to:
•	increasing activity on a major international petrochemical project that was only in the early start up phase in the 2006 periods (revenues for this project included $66.5 million and $138.3 million of customer furnished materials in the three and six months ended February 28, 2007, respectively, which has no associated gross profit); and

•	an increase in number of other petrochemical projects in progress in the 2007 periods.
The increase in revenues for the three and six months ended February 28, 2007 as compared to the three and six months ended February 28, 2006 was partially offset by:
•	completion of two major refinery projects in the second half of fiscal year 2006; and

•	lower activity on one major project which transitioned from major construction phase in fiscal year 2006 to completion activities in fiscal year 2007.
Gross Profit and Gross Profit Percentage
Gross profit for the three and six months ended February 28, 2007 was $17.5 million and $30.6 million or 7.5% and 6.6% of revenues compared to $7.0 million and $1.0 million or 5.8% and 0.4% for the three and six months ended February 28, 2006. The change in gross profit and gross profit percentage for the three and six months ended February 28, 2007 is attributable primarily to:
•	an increase in activity compared to the same periods of the prior year on a major international petrochemical project;

•	an increase in number of other petrochemical projects in progress in the three and six months ended February 28, 2007, respectively, compared to the same periods in fiscal year 2006; and

•	a recognition of losses on three clean fuel projects in the 2006 periods.
The increase in gross profit and gross profit percentage for the three and six months ended February 28, 2007 is partially offset by:
•	contract losses recorded during the three months and six months ended February 28, 2007 related to an EPC furnace contract; and

•	an increase in our recorded loss on a refinery project, which was completed in the second quarter of fiscal year 2007 due primarily to a reduction in estimated recovery of a claim against the owner.
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for the three and six months ended February 28, 2007, was $11.4 and $16.9 million or 4.9% and 3.7% of revenues, as compared to $2.7 and ($6.2) million or 2.2% and (2.8%) of revenues for the three and six months ended February 28, 2006. The change is due primarily to increased gross profit, due primarily to the factors addressed above, offset by increased general and administrative expenses, attributable primarily to increased insurance, human resources, information technology and business development costs, as a result of the growth in activity levels in the segment’s end markets, and a decrease in realized and unrealized foreign currency losses at our international operations.
Our E&C segment has recorded revenues to date of approximately $30.2 million related to unapproved change orders and claims as of February 28, 2007 on a percentage-of-completion basis. Substantially all of the claims have been settled subsequent to February 28, 2007, for the amounts recorded in the accompanying financial statements.
Backlog
Backlog for the E&C segment as of February 28, 2007 and August 31, 2006 is $1.3 billion and $1.4 billion, respectively. Backlog includes $746.8 million of customer furnished material which does not have any associated gross profit. We anticipate fiscal year 2007 revenues to be higher than fiscal year 2006 due to increased activity on a major international petrochemical project and other various petrochemical projects. We expect gross profit to be higher due to increased activity on a major international petrochemical project and other various petrochemical projects.
Maintenance Segment
Revenues
The increase in revenues of $11.0 million or 5.2% for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006 and $98.7 million or 24.3% for the six months ended February 28, 2007 compared to the six months ended February 28, 2006 is primarily attributable to:
•	maintenance and modification services for two new customers in the energy industry; and

•	maintenance and modification services for five existing customers in the energy industry due to these customers’ seasonal schedules of refueling outages and major capital modifications to existing facilities.
The increase in revenues for the three months and six months ended February 28, 2007 were partially offset by a reduction in the activity on an energy project in the United States as the project nears completion.
Gross Profit (Loss) and Gross Profit Percentage
Gross profit (loss) for the three months ended February 28, 2007 was ($12.5) million or (5.6%) compared to $12.0 million or 5.6% for the three months ended February 28, 2006 and ($3.5) million or (0.7%) for the six months ended February 28, 2007 compared to $20.2 million or 5.0% for the six months ended February 28, 2006. The decrease in gross profit and gross profit percentage is primarily due to the following factors:
•	a change in our estimated revenue on an energy project in the U.S. primarily due to an owner-caused delay in the completion date of the project;

•	an increase in the total estimated cost resulting in a reduction in gross profit of $7.3 million and $6.9 million for the three and six months ended February 28, 2007, on two loss contracts for the fabrication, construction, and installation of offshore production platforms for an international customer; and

•	an increase in the total estimated cost resulting in a reduction in gross profit of $3.7 million and $3.6 million, for the three and six months ended February 28, 2007, on two lump sum construction projects that are expected to result in losses.

The decreases in gross profit and gross profit percentage related to the specific projects noted above were partially offset by increased gross profit and gross profit percentage related to the overall increase in volume due to a lower percentage of operating expenses.
Our Maintenance segment has recorded revenues to date of $28.4 million related to our significant estimated, project incentives and unapproved change orders and claims as of February 28, 2007 that are recorded on a percentage of completion basis.
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for the three and six months ended February 28, 2007 was ($15.7) and ($9.8) million or (7.0%) and (1.9%) of revenues as compared to $9.5 million and $15.0 million or 4.5% and 3.7% of revenues for the three and six months ended February 28, 2006. The decrease in pre-tax income of ($25.2) million and ($24.8) million or (265.3%) and (165.3%) is primarily attributable to the changes in gross profit addressed above, as well as an increase in general and administrative expenses attributable primarily to an increase in the costs related to facilities and human resources to support our revenue growth.
Backlog
Backlog increased $581.1 million since August 31, 2006. The increase in backlog was primarily due to a significant new award in the energy industry to provide maintenance, modification, and construction services. This new award was partially offset by progress on our other domestic energy and chemical projects.
At February 28, 2007, three customers account for nearly $1.2 billion or 66.7% of the $1.8 billion in backlog for Maintenance.
We anticipate fiscal year 2007 revenues to exceed fiscal year 2006 levels as we continue to provide additional services for current and new customers in the energy and chemical industries. We also expect our gross profit and gross profit percentage to be greater in the second half of fiscal year 2007 than in the second half of fiscal year 2006.
F&M Segment
Revenues
Revenues for the three and six months ended February 28, 2007 were $102.0 million and $210.7 million as compared to $75.5 million and $147.9 million for the three and six months ended February 28, 2006. The increase in revenues of $26.5 million and $62.8 million or 35.1% and 42.5% is primarily attributable to the following:
•	significant new contract awards in the power and chemical industries as the domestic market continues to expand to meet the current demand; and

•	foreign sales increased significantly in the refining, power, and chemical industries as we increase our capacity to meet the growing global demand.
Gross Profit and Gross Profit Percentage
Gross profit and gross profit percentage for the three and six months ended February 28, 2007 was $26.2 million and $49.9 million or 25.7% and 23.7% compared to $15.1 million and $27.3 million or 20.0% and 18.5% for the three and six months ended February 28, 2006. The increase in gross profit was primarily attributable to the increase in volume and better than anticipated gross profit from the domestic manufacturing and distribution business due to the continued strong worldwide demand.
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for the three and six months ended February 28, 2007 was $19.8 and $38.6 million or 19.4% and 18.3% of revenues as compared to $10.4 million and $18.1 million or 13.8% and 12.2% of revenues for the three and six months ended February 28, 2006. The change is due primarily to the factors impacting gross profit addressed above, as well as an increase in general and administrative expenses due primarily to labor costs resulting from higher demand in F&M segment markets.

Backlog
Backlog for the F&M segment as of February 28, 2007 was $561.8 million, as compared to $408.9 million as of August 31, 2006. The backlog includes approximately $257.6 million in new contracts and increases in scope during the three months ended February 28, 2007.
We expect the revenues to continue to increase and gross profit percentage to remain near current levels for the remainder of fiscal year 2007 given the increased demand resulting from expected new contract awards and the continued shortage of materials available in the manufacturing and distribution markets worldwide.
Investment in Westinghouse Segment
The Investment in Westinghouse segment includes our equity investment in Westinghouse that was acquired on October 16, 2006. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable financial information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations from the date of our acquisition through their calendar quarter ended December 31, 2006, a 75-day period, was included in our February 28, 2007 quarterly financial statements. Future quarterly reports will include a full three months of Westinghouse operations reported two months in arrears.
The total impact from the Investment in Westinghouse segment on our consolidated results of operations for the three and six months ended February 28, 2007 was income (loss) of $21.9 and ($13.4) million, pre-tax, and $13.1 and ($8.5) million, net of tax. The results of operations of the Investment in Westinghouse segment for the three and six months ended February 28, 2007 included the following:
•	a loss from our pro rata share of Westinghouse’s earnings of $0.2 million;

•	interest expense on the Westinghouse Bonds including discount accretion and deferred financing cost amortization of approximately $8.9 and $13.4 million; and

•	foreign currency translation gains (losses) on JPY-denominated bonds, net, of approximately $33.6 and $3.0 million.
Our general and administrative expenses of $2.9 million for the second quarter fiscal year 2007, primarily due to accounting and professional fees for the filing of the audited Westinghouse financial statements and other Form 8-K/A requirements, are included in Operating Income (Loss). The remaining items noted above are reflected below operating income in our consolidated statement of operations.
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
Corporate
General and Administrative Expenses
General and administrative expenses for the three and six months ended February 28, 2007 were $25.6 million and $47.7 million compared to $20.4 million and $40.4 million for the three and six months ended February 28, 2006. The increase in general and administrative expenses for the three and six months ended February 28, 2007 is attributable primarily to higher labor and benefit costs resulting from staff increases as well as from an increase in health insurance costs per employee.
Pre-tax income (loss) before other items
Pre-tax income (loss) before other items for the three and six months ended February 28, 2007 was ($28.1) million and ($53.0) million as compared to ($24.1) million and ($47.3) million for the three and six months ended February 28, 2006. The increases in general and administrative expenses described above were partially offset by a decline in expenses related to acquisition efforts as well as increased absorption of corporate expenses by the operating segments. Results for the comparable periods in fiscal year 2006 include $4.5 million of expense related to our previously unsuccessful efforts to acquire a controlling interest in Westinghouse.
Related Party Transactions
During fiscal years 2006 and 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the United States, to two companies owned by one of our Directors whom our Board had previously determined is not independent. Amounts paid to these companies were approximately $0.9 million and $2.0 million for the three and six months ended February 28, 2007 compared to $11.7 million and $17.4 million for the three and six months ended February 28, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
Liquidity and Capital Resources
Liquidity
We generated significant positive operating cash flows for the 2007 fiscal year-to-date period due primarily to collections of accounts receivable related to fiscal 2006 disaster relief and recovery services work, and the positive cash performance on several EPC projects. While markets for our EPC services continue to be strong, our ability to continue to sign incremental major EPC contracts may be dependent on our ability to increase our letter of credit and surety bonding capacity with our lenders, our ability to achieve timely release of letters of credit and surety bonds committed to ongoing and substantially completed projects, and our ability to obtain more favorable terms from our customers through reduced letter of credit and surety requirements on our new work. Additionally, as discussed below under Domestic Revolving Lines of Credit, the increases in the usage of the Credit Facility for performance letters of credit reduces our borrowing capacity available for general working capital needs.
As of February 28, 2007, we had cash and cash equivalents of $125.9 million, which excluded $39.2 million of restricted and escrowed cash, and $278.9 million of revolving credit loan availability under our $850.0 million Credit Facility to fund operations. On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the Investment in Westinghouse and to allow for an increase in the Credit Facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire Credit Facility, as amended, is available for performance letters of credit. We also increased our sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007, and $425.0 million thereafter. The Credit Facility retains the original maturity of the agreement of April 25, 2010.
At September 26, 2007, we had cash and cash equivalents of approximately $290.0 million, excluding approximately $30.0 million of restricted and escrowed cash, and $68.8 million of availability under our Credit Facility. The strength of our end markets provides opportunities to increase our market share, but we expect that we will need to obtain additional capacity to achieve such growth. We believe that credit markets are tightening and could remain constrained for some time, which could limit our access to increased credit facilities and/or increase the costs of a new credit facility. Our ability to access this market is dependent, in part, on our ability to timely file our periodic reports with the SEC. We were in compliance with the covenants contained in the Credit Facility as of February 28, 2007. Our EBITDA exceeded the minimum required consolidated fixed charge coverage ratio as defined in the Credit Facility Agreement by less than $2.5 million. The failure to pass this or any other covenants of the Credit Facility Agreement would require us to seek a waiver or amendment from the lenders under the Credit Facility. We cannot be assured that we would be successful in obtaining such waiver or amendment.
We expect to fund our operations for the next twelve months through the use of existing cash balances and cash generated from operations, assuming no payments are required on our guarantees related to the Privatization entities. See Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships for further discussion. However, there can be no assurance that we will achieve our forecast cash flow from operations, which could result in our having to draw on existing or future credit facilities.

We have the capacity to return overseas funds to the U.S. but may incur incremental taxes under certain circumstances. In the event of a taxable transaction, this may impact the timing of our utilization of US net operating losses, but would not increase our current cash tax expense.
Cash flow for Six Months ended February 28, 2007 versus Six Months ended February 28, 2006
The following table sets forth the cash flows for the six months ended February 28, (in thousands):

	2007	2006
Cash flow provided by (used in) operations	$153,787	$(193,684)
Cash flow provided by (used in) investing	(1,113,004)	96,675
Cash flow provided by financing	929,571	149,160
Effect of foreign exchange rate changes on cash	664	(554)
Operating Cash Flow
Net operating cash flows increased by $347.5 million from the first six months of fiscal year 2006 to the first six months of fiscal year 2007. The increase in fiscal year 2007 was due, in part, to collections of $323.2 million of accounts receivables for disaster relief, emergency response and recovery services provided during fiscal year 2006 to federal, state and local government agencies, as well as private entities, subsequent to the hurricane season of the fall of 2005.
Investing Cash Flows
Cash used in investing activities increased $1.2 billion from the first six months of fiscal year 2006 to the first six months of fiscal year 2007 primarily due to our 20% interest in Westinghouse financed by the Westinghouse Bonds with an approximate principal amount of $1.1 billion. Partially offsetting the year-over-year increase in cash used in investing activities, significant cash was received in fiscal year 2006 from the withdrawal of funds from restricted and escrowed cash accounts associated with completion of one project in the United States during the first half of fiscal year 2006.
Financing Cash Flows
Net financing cash flows increased $780.4 million from the first six months of fiscal year 2006 to first six months of fiscal year 2007 primarily due to our Investment in Westinghouse financed by the Westinghouse Bonds. Partially offsetting the increase in financing cash flows from the Westinghouse Bonds, part of the increase in operating cash flows was used to pay down the balances on our revolving credit facilities during fiscal year 2007 by $106.5 million.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	February 28,	August 31,
	2007	2006
Credit Facility	$39.0	$145.5
Credit facilities of consolidated VIEs	2.7	5.5

Total outstanding	41.7	151.0
Less: current maturities	(41.7)	(5.5)

Total long-term revolving lines of credit	$—	$145.5

Domestic Revolving Line of Credit
The following table presents our available credit under our amended Credit Facility as of February 28, 2007, which is subject to a borrowing base calculation. Readers should refer to Note 9 of our consolidated financial statements in Item 8 of Part II of our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006 filed on September 28, 2007 for an expanded discussion of our Credit Facility (in millions).

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(297.8)
Less: outstanding financial letters of credit	(207.1)
Less: outstanding revolving credit loans	(39.0)

Remaining availability of the Credit Facility	$306.1

Portion of Credit Facility available for financial letters of credit and revolving credit loans	$525.0
Less: outstanding financial letters of credit	(207.1)
Less: outstanding revolving credit loans	(39.0)

Remaining availability for financial letters of credit and revolving credit loans	$278.9

In addition to the calculation presented above, the portion of the Credit Facility available for financial letters of credit and revolving credit loans is also limited to the lesser of the total Credit Facility ($850.0 million as of February 28, 2007) less outstanding performance letters of credit or the portion of the Credit Facility ($525.0 million as of February 28, 2007) available for financial letters of credit and revolving credit loans.
The Credit Facility will be used for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures and general corporate purposes. During fiscal year 2007, we have borrowed under our Credit Facility.
The interest rates for revolving credit loans under the Credit Facility may be in a range of: (i) LIBOR plus 1.50% to 3.00%; or (ii) the defined base rate plus 0.00% to 0.50%. On February 28, 2007, the interest rate on the Credit Facility was 8.5% with a weighted-average interest rate of 8.22% and 7.83% for the three and six months ended February 28, 2007. As of February 28, 2007, we had outstanding letters of credit of approximately $505.0 million under our Credit Facility as compared to $319.1 million as of August 31, 2006. The total amount of fees associated with these letters of credit for the Credit Facility were approximately $2.2 million and $4.0 million for the three and six months ended February 28, 2007 compared to $1.1 million and $2.1 million for the three and six months ended February 28, 2006.
We experienced delays in filing our quarterly report on Form 10-Q for the period ended May 31, 2007. See Note 8 — Long-term Debt and Revolving Lines of Credit for further discussion and the impacts on compliance with the covenants in our Amended Credit Agreement.
Foreign Revolving Lines of Credit
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	February 28,	August 31,
	2007	2006
Capacity of foreign letters of credit and short-term revolving lines of credit	$6,875	$6,654
Outstanding:
Letters of credit	2,385	4,072
Short-term revolving lines of credit	20	17

	2,405	4,089

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$4,470	$2,565

Weighted-average interest rate	7.25%	6.75%
As of February 28, 2007, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $2.7 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this Credit Facility vary and ranged from 7.7% to 7.9% as of February 28, 2007. We also have a 50% guarantee related to this Credit Facility. As of August 31, 2006, this VIE had borrowings under the short-term revolving lines of credit and term loan were $5.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this Credit Facility vary and ranged from 7.7% to 8.0% as of August 31, 2006.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million uncommitted, unsecured standby letter of Credit Facility with a bank. On July 6, 2006, this standby letter of Credit Facility increased to $32.0 million. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of February 28, 2007 and August 31, 2006, there were $4.8 million and $4.7 million of outstanding letters of credit under this facility, respectively.

Senior Notes
Subsequent to February 28, 2007, we exercised our option to redeem all remaining outstanding 10 3/4% Senior Notes due 2010. See Note 19 — Subsequent Events for additional information.
Off-Balance Sheet Arrangements
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
We have also provided guarantees on behalf of certain of our joint ventures which are reported under the equity method and are not consolidated on the accompanying condensed consolidated balance sheets. At February 28, 2007 and August 31, 2006, we had performance based guarantees of $3.1 million related to our unconsolidated joint ventures. We would generally be required to perform under these guarantees in the event of default by the joint venture.
See Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships for a discussion of guarantees related to our Privatization entities.
Commercial Commitments
Our lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse our lenders for payments on these letters of credit. At February 28, 2007, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit —Domestic and Foreign	$512.2	$48.0	$153.9	$307.3	$3.0
Surety bonds	730.0	517.4	188.6	4.3	19.7

Total Commercial Commitments	$1,242.2	$565.4	$342.5	$311.6	$22.7

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to March 1, 2007.
As of February 28, 2007 and August 31, 2006, the amount of both outstanding financial and performance letters of credit (including foreign and domestic) were approximately $512.2 million and $323.2 million, respectively. Of the amount of outstanding letters of credit at February 28, 2007, $297.8 million are performance letters of credit issued to our customers. Of the $297.8 million, five customers held $206.9 million or 69.0% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit for the three and six months ended February 28, 2007. Subsequent to February 28, 2007, one customer drew, and we reimbursed our lender with cash on hand, $7.2 million on a performance letter of credit related to a substantially complete power project.
As of February 28, 2007 and August 31, 2006, we had total surety bonds of $730.0 million and $438.2 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability as of February 28, 2007 and August 31, 2006 was $311.8 million and $310.8 million, respectively.
Fees related to these commercial commitments were $2.7 million and $5.5 million for the three and six months ended February 28, 2007 as compared to $11.0 million and $12.8 million for the same period in fiscal year 2006 and were recorded in the accompanying condensed consolidated statements of operations.
See Note 8 — Long-term Debt and Revolving Lines of Credit to our condensed consolidated financial statements for a discussion of long-term debt, and Note 11 — Contingencies and Commitments to our condensed consolidated financial statements for a discussion of contingencies and commitments.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 18 — New Accounting Pronouncements of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”.
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
Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $850.0 million limit of the Credit Facility. At February 28, 2007, letters of credit of approximately $512.2 million were outstanding and short-term revolving credit loans outstanding under the Credit Facility were $39.0 million. At February 28, 2007, the interest rate on our primary Credit Facility was 8.5% with an availability of $278.9 million. See Note 8 — Long-term Debt and Revolving Lines of Credit to our condensed consolidated financial statements for further discussion.
As of February 28, 2007, our variable rate debt, excluding Westinghouse, was $39.0 million, including our outstanding borrowings under our Credit Facility with a weighted average interest rate of 8.5%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position. In addition, we have outstanding $653.1 million of variable rate Westinghouse (face value 78 billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (1.20% as of February 28, 2007). We have entered into an interest rate swap agreement which fixes our interest payments at 2.398% to minimize our interest rate risk.
Foreign Currency Exchange Rate Risk
During the first six months of 2007, we issued bonds denominated in JPY in connection with our Investment in Westinghouse. These bonds, which have an aggregate face value of 128.98 billion JPY (or $1.08 billion as of February 28, 2007), are revalued at the end of each accounting period using period-end exchange rates. A 1% appreciation in the value of the JPY against the U.S. dollar will create a $10.8 million foreign exchange loss in our income statement. Although the Put Option associated with our Investment in Westinghouse, if exercised, could mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the Japanese yen versus the U.S. dollar could significantly reduce our returns on our Investment in Westinghouse. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements and Note 8 — Long-term Debt and Revolving Lines of Credit for more information regarding these JPY-denominated bonds and our Investment in Westinghouse.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of February 28, 2007, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of February 28, 2007 because of the material weaknesses discussed below.
Identification of Material Weaknesses
In light of the material weaknesses described below, we delayed filing our amended financial statements for the three months ended November 30, 2006 and performed additional analyses and other procedures to determine that our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Audit Committee of our Board of Directors requested an independent review of our accounting for an ongoing U.S. gulf coast EPC petrochemical project to ensure proper reporting of financial performance. The independent review focused on our accounting controls and procedures with respect to this contract, as well as within our E&C segment. The review was conducted by an independent law firm, which engaged forensic accountants to assist with its review. Based on the results of and recommendations contained in the review, management concluded that we had the following material weaknesses in our internal control over financial reporting:
•	E&C Segment Control Environment Deficiency — A material weakness arising from the internal control over financial reporting within our E&C segment which resulted from a lack of emphasis on our internal controls and procedures, and from inadequate communication of project concerns on a timely basis.

•	E&C Segment Project Reporting Deficiency — A material weakness resulting from the insufficient design of policies and procedures to ensure reasonable estimates are maintained and reported on contracts within our E&C segment with total revenue of less than $50 million.
During the three months ended November 30, 2006 and February 28, 2007, we continued to experience significant growth in our operations and in the complexity of our operations and transactions. We were not able to expand our accounting and financial resources to keep pace with this growth and timely address certain complex transactions. As a result, we identified the following additional material weakness as of November 30, 2006 and February 28, 2007:
•	Complex Accounting Matters and Insufficient Accounting Resources Deficiency — A material weakness resulting from insufficient accounting resources to properly analyze, record, and disclose accounting matters.
In addition, the following material weaknesses as of August 31, 2006 previously reported in our 2006 Form 10-K, remain in existence as of February 28, 2007 as insufficient time has passed to ensure remedial actions are working as intended:
•	Revenue Recognition Deficiency - During the third quarter of the year ended August 31, 2006, we discovered that the recognition of revenue on one contract accounted for under the percentage-of-completion method was overstated due to a clerical error in the computation. The error occurred because a key control, the review of the calculation, which would have detected the overstatement, did not operate correctly. Our condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006 were restated to correct this error.

•	Application of FIN 46(R) Deficiency — During the third quarter of the year ended August 31, 2006, we misapplied GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary. The appropriate accounting personnel did not identify the misapplication of the accounting guidance in FIN 46(R), which led to a misallocation of minority interest losses on the income statement, resulting in an overstatement of net income. Our condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006 were restated to correct this error.

•	Accounting for Stock Options Deficiency — During the year ended August 31, 2006, we determined that we misapplied GAAP relating to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. We discovered that the accounting measurement dates for certain stock option awards during Fiscal 2000 were determined in error. The correct measurement date should have been the date upon which the list of the recipients and specific allocations was finalized, rather than the date that the compensation Committee initially approved the award. We restated our consolidated financial statements for the years ended August 31, 2001 through 2005 to record non-cash, stock-based compensation expense related to this stock option grant.

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
In response to the material weaknesses identified by our management as of August 31, 2006 and November 30, 2006, we have dedicated significant resources to improve our control environment and to remedy the material weaknesses. Our efforts include the following:
•	As part of our planned remedial measures related to the clerical errors in accounting for contracts under the percentage-of- completion method, our management directed that our policy for revenue recognition for contracts accounted for under the percentage-of-completion method be standardized and directed that training for the personnel who perform and review the revenue recognition calculations be enhanced.

•	As part of our planned remedial measures related to the misapplication of GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity of which we are the primary beneficiary, our management initiated additional controls that include formally communicating the results of operations and financial positions of entities that are less than 100% owned to personnel with an in-depth knowledge of the operations of the entity, senior executive officers, as well as financial accounting personnel, and recently appointed and trained an internal subject matter expert who is responsible for assessing the accounting treatment of current and future investments in entities that are less than 100% owned.

•	As part of our planned remedial measures related to the misapplication of GAAP related to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, our management directed that the policies and procedures for share-based compensation be enhanced and directed that the personnel who perform and review the measurement of share-based compensation expense be better trained.

•	As part of our planned remedial measures related to insufficient accounting and financial resources to address complex accounting matters, we have hired and will continue to hire additional experienced accounting professionals to provide sufficient time and resources to analyze and properly record the results of our operations in our financial statements and underlying disclosures. Subsequent to January 2007, management has also engaged and will continue to engage external accounting experts to assist us in researching and reviewing the accounting for certain complex transactions.

•	As part of our planned remedial measures related to the control environment component of internal control over financial reporting within our E&C segment, we have replaced the segment’s senior executive and other members of segment management, hired additional outside resources and re-emphasized the foundation and framework for our internal controls and procedures. We will improve our environment to better encourage and reward more timely and open communication of project concerns to ensure they can be addressed appropriately and reported and disclosed accurately.

•	As part of our planned remedial measures related to maintaining revenue and cost estimates on projects within the E&C Division with total revenue of less than $50 million, we will enhance our policies and procedures to establish controls over gathering and reporting revenue and cost estimates. We will improve our controls to provide a more disciplined, objective and rigorous process directed to establishing and maintaining realistic cost estimates.
As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above, and these material weaknesses will not be considered remediated until: (i) these new resources are fully engaged and new processes are fully implemented; (ii) the new processes are implemented for a sufficient period of time; and (iii) we are confident that the new processes are operating effectively.

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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts discussed above, there were no changes in our internal control over financial reporting during the three months ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 — Contingencies and Commitments and Note 16 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements” for a detail of our legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2006, except for the risk factors listed below.
Non-compliance with SEC filing requirements could adversely affect our ability to access public capital markets.
As a result of the late filing and noncompliance with our filings with the SEC under the Exchange Act we are ineligible to register our securities on Form S-3 for sale by us or resale by others for one year from the date of coming into compliance. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.
Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.
Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio, and a defined minimum net worth. In addition, the defined terms used in calculating the financial covenants require us to follow generally accepted accounting principles, which requires the use of judgments and estimates, and may change from time to time based on new accounting pronouncements. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our Credit Facility.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we cannot assure you that we will be able to obtain any necessary waivers or amendments. In the event of any default not waived, the lenders under our Credit Facility are not required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or require us to apply all of our available cash to repay our borrowings and cash collateralize any outstanding letters of credit at the time of default. If we are unable to repay borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If the indebtedness under our Credit Facility is accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full. As of February 28, 2007, we had $39 million of outstanding borrowings under the Credit Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $504.9 million and indebtedness under our Senior Notes of $15.1 million.

Accordingly, in the event of a default under our Credit Facility, we would need to obtain a waiver from our sureties or an amendment to our indemnity agreements. We cannot assure you that we would be successful in obtaining any such amendment or waiver.
We have experienced delays in filing our quarterly report on Form 10-Q for the quarter ended May 31, 2007. See Note 8 — Long-term Debt and Revolving Lines of Credit for further discussion and also the impacts on compliance with the covenants in our Amended Credit Agreement.
On June 15, 2007, we filed our amendment and supplement to Item 9.01 of our Current Report on Form 8-K initially filed on October 18, 2006, to include the historical financial statements of Westinghouse, and the unaudited pro forma financial information required pursuant to Article 11 of Regulation S-X.
Risks related to our Investment in Westinghouse could have an adverse effect on us.
We will incur significant interest cost on the Westinghouse Bonds that were sold to finance the Westinghouse acquisition. We can provide no assurance that we will receive dividends from our investment in amounts sufficient to cover these costs.
While we have a member on the board of the Westinghouse acquisition companies, we generally do not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. In addition, we have limited access to and ability to disclose the details of the Westinghouse business and its operations.
We are subject to certain limitations on our ability to sell our investment without the approval of the other shareholders. In addition, under the terms of our shareholders’ agreements relating to the Westinghouse investment, the other shareholders of Westinghouse would have a right to require us to sell our shares to them if we undergo certain change of control events or if Shaw or NEH goes bankrupt. In addition, when the financing for our investment matures in 2013 (or earlier in the event of certain defaults), we will be required to either refinance such indebtedness or to exercise our Put Option to sell our investment back to Toshiba. As a result, we could lose our Investment in Westinghouse.
Although we have obtained certain exclusive rights to participate in Westinghouse advanced passive AP 1000 nuclear plant projects and preferred rights to provide other services we can provide no assurance that we will obtain significant business from this arrangement.
Foreign exchange risks may affect our ability to realize a profit from certain projects or to obtain projects.
We generally attempt to denominate our contracts in U.S. dollars or in the case of our foreign subsidiaries, in their functional currency. However, from time to time we enter into contracts denominated in a foreign currency. This practice subjects us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, matching the contract revenues currency with the contract costs currency or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions will not always eliminate all foreign exchange risks.
Foreign exchange controls may also adversely affect us and may limit our ability to repatriate profits. Further, our ability to obtain international contracts is impacted by the relative strength or weakness of the U.S. dollar to foreign currencies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total Number		of Shares (or Units)	Value) of Shares (or Units)
	of Shares	(b) Average	Purchased as Part of	that May Yet Be
	(or Units)	Price Paid per	Publicly Announced	Purchased Under the Plans
Period	Purchased (1)	Share (or unit)	Plans or Programs	or Programs
December 1, 2006 to December 31, 2006	—	—	—	—
January 1, 2007 to January 31, 2007	—	—	—	—
February 1, 2007 to February 28, 2007	—	—	—	—
Total	—	—	—	—

(1)	Represents shares of common stock surrendered to the Company by certain employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously awarded to such employees under the 2001 Employee Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fiscal quarter ended February 28, 2007, the following matters were submitted by the Company to a vote of its security holders at the 2007 Annual Meeting of the Shareholders of the Company held on January 30, 2007.
Proposals No. 2, 3, and 4 passed by the required shareholder vote; Proposal No. 5 did not pass because it did not receive the required 75% vote.
(1)  Election of eight members to our Board of Directors, each for a one-year term;

Director	For	% For	Withheld	% Witheld
J.M. Bernhard, Jr.	72,829,060	94.8	4,028,112	5.2
James F. Barker	69,665,788	90.6	7,191,384	9.4
L. Lane Grigsby	71,939,420	93.6	4,917,752	6.4
Daniel A. Hoffler	72,675,963	94.6	4,181,209	5.4
David W. Hoyle	69,550,198	90.5	7,306,974	9.5
Michael J. Mancuso	72,933,127	94.9	3,924,045	5.1
Albert D. McAlister	69,562,330	90.5	7,294,842	9.5
Charles E. Roemer III	69,597,263	90.6	7,259,909	9.4
(2)	A proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2007;

For	%	Against	%	Abstain	%
73,291,814	95.4	3,484,948	4.5	80,409	0.1
(3)	A proposal to authorize removal of the restriction upon the issuance, pursuant to our 2001 Employee Incentive Compensation Plan, of 1,000,000 of the 4,000,000 shares of our common stock previously authorized by our shareholders in January 2006;

For	%	Against	%	Abstain	%
43,131,319	63.4	24,620,533	36.1	327,550	0.5
Broker Non-Votes: 8,777,770
(4)	A proposal to approve an amendment to our articles of incorporation and our by-laws to eliminate time phase voting and give all outstanding shares of our common stock one vote on matters properly submitted to our shareholders for their vote; and

For	%	Against	%	Abstain	%
66,064,483	94.9	3,165,659	4.6	317,258	0.5
Broker Non-Votes: 7,309,772
(5) The shareholder proposal regarding executive severance agreements described in our proxy statement dated December 22, 2006.

For	%	Against	%	Abstain	%
45,313,221	65.1	23,871,779	34.3	362,401	0.6
Broker Non-Votes: 7,309,771

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc.’s Annual Report on Form 10–K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1–12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc.’s Annual Report on Form 10–K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1–12227	3.2

10.1	Waiver dated as of January 18, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc.’s Current Report on Form 8-K filed on January 18, 2007	1-12227	10.1

†*10.2	Third Amendment to Employment Agreement of Robert L. Belk dated December 31, 2006

10.3	Employment Agreement dated January 23, 2007 by and between the Company and J. M. Bernhard, Jr.	The Shaw Group Inc.’s Current Report on Form 8-K filed on January 25, 2007	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference
†*10.4	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated January 15, 2007, by and between the Company and Ebrahim Fatemizadeh

*10.5	Agreement dated January 30, 2007 by and between the Company and Thomas A. Barfield, Jr.	The Shaw Group Inc.’s Current Report on Form 8-K filed on February 2, 2007	1-12227	10.1

†*10.6	Trust Agreement, dated as of January 2, 2007 by and between The Shaw Group Inc. and, Fidelity Management Trust Company for The Shaw Group Inc. Deferred Compensation Plan.

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: September 28, 2007	/s/ Dirk J. Wild
Dirk J. Wild
Interim Chief Financial Officer, and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX
Form 10-Q Quarterly Report for the Quarterly Period ended February 28, 2007.
Exhibits not incorporated by reference to a prior filing, and which are filed herewith are designated by a cross (†); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. The exhibits with the asterisk symbol (*) are compensatory arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc.’s Annual Report on Form 10–K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1–12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc.’s Annual Report on Form 10–K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1–12227	3.2

10.1	Waiver dated as of January 18, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc.’s Current Report on Form 8-K filed on January 18, 2007	1-12227	10.1

†*10.2	Third Amendment to Employment Agreement of Robert L. Belk dated December 31, 2006*

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference
10.3	Employment Agreement dated January 23, 2007 by and between the Company and J. M. Bernhard, Jr.	The Shaw Group Inc.’s Current Report on Form 8-K filed on January 25, 2007	1-12227	10.1

†*10.4	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated January 15, 2007, by and between the Company and Ebrahim Fatemizadeh

†*10.6	Trust Agreement, dated as of January 2, 2007 by and between The Shaw Group Inc. and, Fidelity Management Trust Company for The Shaw Group Inc. Deferred Compensation Plan.*

*10.10	Agreement dated January 30, 2007 by and between the Company and Thomas A. Barfield, Jr.*	The Shaw Group Inc.’s Current Report on Form 8-K filed on February 2, 2007	1-12227	10.1

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002