Form 10-Q
period 2007-05-31
SHAW GROUP INC
filed 2007-10-10
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
Yes ☐      No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, no par value, 81,120,327 shares outstanding as of October 1, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	May 31,
	2007	August 31,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$179,963	$154,837
Restricted and escrowed cash	38,178	43,409
Accounts receivable, including retainage, net	707,485	740,920
Inventories	153,187	101,337
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	403,048	455,819
Deferred income taxes	95,476	83,085
Prepaid expenses and other current assets	47,867	99,253

Total current assets	1,625,204	1,678,660
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	40,182	52,048
Investment in Westinghouse	1,093,478	—
Property and equipment, less accumulated depreciation of $190,541 at May 31, 2007 and $166,220 at August 31, 2006	198,188	175,431
Goodwill	512,360	506,592
Other assets	141,114	116,403

	$3,610,526	$2,529,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491,312	$483,002
Accrued liabilities	315,389	211,162
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	415,577	316,674
Contract liability adjustments	840	3,361
Deferred revenue	5,104	14,772
Current maturities of long-term debt	8,790	2,456
Short-term revolving lines of credit	2,838	5,526
Short-term debt	3,106	1,895
Current portion of obligations under capital leases	2,194	1,811

Total current liabilities	1,245,150	1,040,659
Revolving line of credit	—	145,517
Long-term debt, less current maturities	8,566	24,584
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,033,914	—
Obligations under capital leases, less current portion	2,226	3,433
Deferred income taxes	15,333	18,664
Interest rate swap contract on Japanese Yen-denominated bonds	1,335	—
Other liabilities	41,752	39,662
Minority interest	19,766	13,408
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 86,676,410 and 85,866,727 shares issued, respectively; and 81,171,629 and 80,475,928 shares outstanding, respectively	1,097,875	1,074,106
Retained earnings	274,006	295,962
Accumulated other comprehensive loss	(24,831)	(25,363)
Treasury stock, 5,504,781 shares and 5,390,799 shares, respectively	(104,566)	(101,498)

Total shareholders’ equity	1,242,484	1,243,207

	$3,610,526	$2,529,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenues	$1,601,436	$1,226,784	$4,080,347	$3,601,077
Cost of revenues	1,465,940	1,192,869	3,827,521	3,361,165

Gross profit	135,496	33,915	252,826	239,912
General and administrative expenses	68,455	52,248	204,073	162,052

Operating income (loss)	67,041	(18,333)	48,753	77,860
Interest expense	(3,079)	(4,897)	(10,859)	(13,261)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(8,543)	—	(21,992)	—
Interest income	3,006	794	7,896	4,273
Foreign currency translation gains on Japanese Yen-denominated bonds, net	15,457	—	18,448	—
Other foreign currency transaction gains (losses), net	(301)	(1,735)	(5,007)	(918)
Other income (expense), net	384	589	(1,019)	(291)

	6,924	(5,249)	(12,533)	(10,197)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	73,965	(23,582)	36,220	67,663
Provision (benefit) for income taxes	15,707	(12,238)	18,013	19,151

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	58,258	(11,344)	18,207	48,512
Minority interest	(4,357)	(4,207)	(12,868)	(10,154)
Income from 20% Investment in Westinghouse, net of income taxes	1,625	—	1,457	—
Earnings (losses) from unconsolidated entities, net of income taxes	(787)	(463)	(25,596)	674

Income (loss) from continuing operations	54,739	(16,014)	(18,800)	39,032
Loss from and impairment of discontinued operations, net of income taxes	(121)	(659)	(3,156)	(1,154)

Net income (loss)	$54,618	$(16,673)	$(21,956)	$37,878

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.68	$(0.20)	$(0.24)	$0.49
Loss from and impairment of discontinued operations, net of taxes	(0.00)	(0.01)	(0.04)	(0.01)

Net income (loss)	$0.68	$(0.21)	$(0.28)	$0.48

Diluted:
Income (loss) from continuing operations	$0.67	$(0.20)	$(0.24)	$0.48
Loss from and impairment of discontinued operations, net of taxes	(0.00)	(0.01)	(0.04)	(0.01)

Net income (loss)	$0.67	$(0.21)	$(0.28)	$0.47

Weighted average shares outstanding:
Basic:	80,060	79,121	79,763	78,648
Diluted:
Stock options	1,320	—	—	1,324
LYONs convertible debt	—	—	—	10
Restricted stock	475	—	—	310

Total	81,855	79,121	79,763	80,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	May 31,
		2006
	2007	(Restated)
Cash flows from operating activities:
Net income (loss)	$(21,956)	$37,878
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,730	24,453
Provision for (benefit from) deferred income taxes	(16,245)	9,615
Stock-based compensation expense	11,997	13,079
Accretion of discount on long-term debt and amortization of deferred financing costs	5,781	795
Amortization of contract adjustments	(2,521)	(2,681)
Provision for uncollectible accounts receivable	10,836	7,951
(Earnings) losses and distributions from unconsolidated entities, net of tax	6,167	1,247
Foreign currency transaction losses, net	5,007	918
Foreign currency translation (gains), net (Westinghouse)	(18,540)	—
Impairment of investments in unconsolidated entities	21,427	—
Impairment of assets	8,041	—
Minority interest	12,868	10,154
Return on capital to joint venture partner	(6,610)	(11,285)
Payments for financed insurance premiums	(9,927)	(8,226)
Pension, net periodic costs	(4,028)	(4,424)
Write-off of claims receivable	—	48,155
Gain on sale of businesses, net	—	183
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	55,107	(269,009)
Increase (decrease) in advanced billings in excess of costs and estimated earnings on uncompleted contracts	88,678	(28,734)
(Increase) decrease in receivables	46,138	(292,758)
Increase in inventories	(51,804)	(3,131)
Decrease in other current assets	65,082	8,712
Increase in other assets	(9,822)	(10,883)
(Increase) in prepaid expenses	(10,202)	(7,096)
Increase (decrease) in deferred revenue	(9,668)	3,780
Increase (decrease) in accounts payable	(19,415)	175,051
Increase in accrued liabilities	100,549	38,761
Other operating activities, net	(712)	810

Net cash provided by (used in) operating activities	284,958	(256,685)
Cash flows from investing activities:
Purchases of property and equipment	(41,036)	(34,015)
Investments in and advances to unconsolidated entities and joint ventures	(10,147)	(10,325)
Investment in Westinghouse	(1,085,913)	—
Distributions from unconsolidated entities	3,710	1,738
Purchase of businesses and acquisition costs	(8,996)	(2,884)
Proceeds from sales of businesses, property and equipment, net	3,231	5,112
Cash received from restricted and escrowed cash	12,109	177,358
Cash deposited into restricted and escrowed cash	(6,730)	(25,159)

Net cash provided by (used in) investing activities	(1,133,772)	111,825
(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	Nine Months Ended
	May 31,
		2006
	2007	(Restated)
Cash flows from financing activities:
Repayment of debt and capital leases	$(22,899)	$(2,694)
Proceeds from issuance of debt	—	1,500
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—
Purchase of treasury stock	(3,068)	(1,576)
Contribution of capital from joint venture partner	100	—
Deferred financing costs	(13,778)	(2,077)
Issuance of common stock	7,909	18,451
Tax benefits from stock-based compensation	3,137	2,449
Proceeds from revolving credit agreements	738,756	1,088,129
Repayments of revolving credit agreements	(886,963)	(903,163)

Net cash provided by financing activities	872,659	201,019
Cash from consolidation of joint venture entity previously unconsolidated	6	2,098
Effects of foreign exchange rate changes on cash	1,275	2,583

Net change in cash and cash equivalents	25,126	60,840
Cash and cash equivalents — beginning of year	154,837	56,779

Cash and cash equivalents — end of period	$179,963	$117,619

Non-cash investing and financing activities:
Issuance of restricted stock	$2,999	$13,317

Financed insurance premiums	$11,138	$10,068

Joint venture partner’s transfer of capital to us for payment of note	$—	$10,025

Assets acquired under capital leases	$822	$2,324

Interest rate swap contract on Japanese Yen-denominated bonds	$1,333	$—

Acquisition of businesses through issuance of debt	$7,067	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our amended Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006 (2006 Form 10-K/A). In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
The accompanying condensed consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) (Shaw, we, us or our), our consolidated subsidiaries, consolidated variable interest entities and, in some cases, the proportionate share of our investments in joint ventures. The financial statements also include our investments in the acquisition companies that acquired BNFL USA Group Inc. and Westinghouse Electric UK Limited and their subsidiaries (collectively, Westinghouse), and our acquisitions of Gottlieb, Barnett & Bridges (GBB) and Mid States Pipe Fabrication, Inc. (MSPF) from the dates of the respective acquisitions.
As a result of our recent extended review of our accounting records earlier in fiscal 2007 we identified items which reduced our pre-tax income for the three months ended November 30, 2006 by approximately $4.3 million ($3.1 million after tax) that relate to prior year errors primarily in our E&C segment. These prior year errors include $2.2 million pre-tax for certain deferred costs deemed unrecoverable and $2.1 million pre-tax of individually insignificant changes to cost forecasts on several different projects. Our financial statements for the nine months ended May 31, 2007 include these prior period items.
Restatement of Certain Fiscal Year 2006 Comparative Amounts
Our previously reported financial statements for the nine months ended May 31, 2006 have been restated to adjust for certain items summarized as follows:
•	in the Condensed Consolidated Statement of Cash Flows, we reclassified $8.2 million for the nine months ended May 31, 2006 of cash used to repay financed insurance premiums from “cash flows from financing activities” to “cash flows from operating activities,” as we believe the repayment of financed insurance premiums is more reflective of cash used in Operating Activities;
•	in the Condensed Consolidated Statement of Cash Flows we reclassified $11.3 million for the nine months ended May 31, 2006, representing return of capital to a joint venture partner, from “cash flows from financing activities” to “cash flows from operating activities” as we concluded such activity is more reflective as cash used in Operating Activities; and
•	in the Condensed Consolidated Statements of Cash Flows, we reclassified $1.6 million for the nine months ended May 31, 2006 of cash used to purchase treasury stock for federal income tax withholding associated with stock based compensation from “cash flows from operating activities” to “cash flows from financing activities” as we concluded such activity is more reflective as cash used in Financing Activities.
The impact of the restatement on our previously reported consolidated statement of cash flows for the nine-month period ended May 31, 2006 is indicated in the table below (in thousands):

	Previously
For the nine-month period ended May 31, 2006	Reported	Adjustments	Restated
Net cash provided by (used in):
Operating activities	$(238,750)	$(17,935)	$(256,685)
Investing activities	111,825	—	111,825
Financing activities	183,084	17,935	201,019
Net change in cash and cash equivalents	60,840	—	60,840
Disclosures in previously issued financial statements in the Notes to Condensed Consolidated Financial Statements have also been amended. In Note 18 — Business Segments, we reclassified revenues of $18.2 million for the nine months ended May 31, 2006 previously reported in the E&C segment to the F&M segment to conform the fiscal period 2006 classification of revenues to the current year presentation. This reclassification of revenues between the two segments resulted in changes to previously reported revenues and gross profit percentages for the F&M and E&C segments, but had no effect on our consolidated revenues, gross profit or net income.
Military Housing Privatization Entities
We have investments in military housing privatization entities (the Privatization entities). Some of these projects have experienced shortfalls in rental income and/or cost overruns during the construction period. Due to the shortfalls and cost overruns, we recorded an impairment charge and other charges of $26.7 million, net of tax in our fiscal quarter ended February 28, 2007 relating to our equity in and advances to our investments in the Privatization entities. See Note 7 – Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships for further discussion of the impairment charge and the indemnity agreements relating to the military housing joint ventures.
Investment in Westinghouse
On October 16, 2006, we acquired a 20% interest in Westinghouse. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements for further discussion.
Acquisition of GBB
In September 2006, we acquired the maritime engineering and design firm GBB for a cost of $10.3 million, of which $2.5 million was paid at transaction closing and $7.8 million (including interest) is payable over three years. We recorded $7.3 million of goodwill associated with this acquisition. Based in Mobile, Alabama, GBB has maintained a maritime niche specialty in the design and procurement of container and bulk handling equipment and waterfront facilities for over fifty years. Renamed Shaw GBB, LLC, this business resides in our E&I segment and its results of operations are included in our operating results from the date of acquisition.
Acquisition of Mid-States Pipe Fabrication, Inc.
On January 31, 2007, we acquired all of the stock of Mid-States Pipe Fabrication, Inc. (MSPF) for $8.4 million. The acquisition increases our pipe fabrication capacity to meet the power and chemical industry demand for fabricated industrial pipe and piping systems. We retired approximately $0.6 million of MSPF notes payable. The operations of MSPF reside in our F&M segment and its results of operations are included in the condensed consolidated financial statements from the date of acquisition.
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
In accordance with paragraph 82 of American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), changes in estimates that occur after the date of the balance sheet, but before the issuance of the financial statements, are recorded in the financial statements. Thus, changes in estimates as of the issuance date of these financial statements have been recorded in the financial statements.
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

Revenue Recognition – EPC Contract Segmenting
Certain Engineering, Procurement and Construction (EPC) contracts include services performed by more than one operating segment, particularly EPC contracts that include pipe fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts that meet the criteria in SOP 81-1. Revenues recorded in our F&M segment under this policy are based on our current prices and terms for such services to third party customers. This policy may result in different rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.
Note 2 — Acquisition of Investment in Westinghouse and Related Agreements
Summary of Acquisition and Results of Operations
On October 16, 2006, we acquired a 20% equity interest in Westinghouse and entered into other agreements including: (1) an agreement which allows us to put all or part of our newly-acquired 20% equity interest in Westinghouse to Toshiba Corporation (Toshiba), (2) a commercial relationship agreement; and (3) a shareholder agreement, each of which is described below. We issued Japanese-Yen (JPY) denominated bonds on October 13, 2006, for U.S. dollar equivalent net proceeds of approximately $1.0 billion to provide financing for the acquisition of the Westinghouse equity interest and the related agreements. We also paid cash of approximately $50.5 million and issued a promissory note in the amount of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of approximately $1.1 billion for this transaction is accounted for under the equity method of accounting.
We have recorded our 20% equity interest of the net income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears in relation to our fiscal periods. Under this policy, Westinghouse’s operations from the date of the acquisition through their calendar quarter ended March 31, 2007, a five and one-half month period, are included in our financial results for the nine months ended May 31, 2007. Under this approach, our quarterly reports include a full three months of Westinghouse operations reported two months in arrears.
The following table includes summarized income statement information for Westinghouse before applying our 20% equity interest (in thousands):

		October 16, 2006
	Three Months Ended	(Acquisition Date) to
	March 31, 2007	March 31, 2007
Revenues	$621,944	$1,124,119
Operating Income	30,645	28,224
Net Income	13,411	12,569
Investment in Westinghouse
On October 16, 2006, two newly-formed acquisition companies (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, provided 77% by Toshiba, 20% by us (through our wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (NEH)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse) from British Nuclear Fuels plc (BNFL). Subsequent to May 31, 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment and the related agreements, including related acquisition costs, but excluding deferred financing costs of approximately $11 million related to the Westinghouse Bonds, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese-market private placement, on October 13, 2006, of approximately $1.1 billion face value of JPY — denominated bonds (the Westinghouse Bonds).
Put Option Agreement
In connection and concurrent with the acquisition of our Investment in Westinghouse, we entered into a JPY-denominated Put Option Agreement (the Put Option) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY (the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates) which is expected to approximate the amount due on the Westinghouse Bonds when the Put Option becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $36.0 million at May 31, 2007 exchange rates). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013, (covenants with the owners of the Westinghouse Bonds require us to exercise the Put Option at least 160 days prior to March 15, 2013, if, by such date, the Westinghouse Bonds have not been repaid, or earlier in the event of certain Toshiba credit events). The Put Option provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.
Since the Put Option exercise price is denominated in JPY, we will receive a fixed amount of JPY (approximately 124.7 billion JPY if we choose to put 100% of our ownership in Westinghouse to Toshiba) upon the exercise of the Put Option. The Put Option, along with the Principal LC (defined below), substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.
Under generally accepted accounting principles, the Put Option is not considered a free-standing financial instrument or a derivative instrument, and therefore, has not been separated from our equity investment in Westinghouse. We also concluded that the Put Option is denominated in JPY and that because this foreign currency denominated Put Option does not require or permit net settlement, neither the Put Option nor its foreign currency component meet the definition of a derivative instrument under SFAS 133 and should not be separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option).
Commercial Relationship Agreement
In connection and concurrent with the acquisition of our Investment in Westinghouse, we executed a Commercial Relationship Agreement (the CRA) that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the CRA is six years and contains renewal provisions. If by exercising the Put Option, we put more than 5% of the Westinghouse shares to Toshiba, the CRA is terminated. We would continue to retain our rights under the CRA for projects for which a request for proposal had been received prior to termination of the CRA. We concluded that, for accounting purposes, no value should be allocated to the CRA and that the CRA should not be recognized as a separate asset.
Shareholder Agreement and Dividend Policy
On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages no less than 65%, but not to exceed 100% of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed (the Dividend Policy). The intent of the Dividend Policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Option or the sale of our equity investment in Westinghouse, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time.
Westinghouse Bonds
The Westinghouse Bonds were issued at a discount for net proceeds of $1.0 billion. They are non-recourse to Shaw and its subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its shares in Westinghouse, the Put Option, a letter of credit for approximately $36.0 million at May 31, 2007 established by Shaw for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for $102.6 million at May 31, 2007, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). The Principal LC and the Interest LC automatically renew and remain outstanding for the life of the Westinghouse Bonds or until we exercise the Put Option, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. The initial Interest LC was approximately $115.9 million in the aggregate to cover interest until the beginning of the Put Option exercise period (March 31, 2010). Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.
Deferred financing costs associated with the Westinghouse Bonds of approximately $11.0 million and the original discount of $30.5 million are being amortized and accreted to interest expense over the term of the Westinghouse Bonds. Additional interest expense of $1.6 million and $4.1 million was recognized for the three and nine months ended May 31, 2007, respectively, reflecting combined amortization and accretion of these costs. We anticipate combined amortization and accretion of approximately $6.6 million each year.
Note 3 — Restricted and Escrowed Cash
As of May 31, 2007 and August 31, 2006, we had restricted and escrowed cash of $38.2 million and $43.4 million, respectively, which consisted of:
•	$29.4 million and $40.2 million, respectively, in connection with a power project with which we have joint authority with another party to the contract. The project was substantially completed in 2006. Our involvement in claims and disputes related to this project has delayed release of amounts from this account, though we have reached tentative settlements on the related claims and disputes and reduced our restricted cash balance to $11.0 million as of August 31, 2007;
•	$1.2 million and $1.1 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; and
•	$7.6 million as of May 31, 2007 and $2.1 million as of August 31, 2006 are related to escrow amounts contractually required by various other projects.
Note 4 — Inventories, Accounts Receivable and Concentration of Credit Risk
Inventories
The major components of inventories were as follows (in thousands):

	May 31, 2007			August 31, 2006
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Finished Goods	$56,240	$—	$56,240	$49,152	$—	$49,152
Raw Materials	6,094	79,348	85,442	891	42,830	43,721
Work In Process	2,836	8,669	11,505	328	8,136	8,464

	$65,170	$88,017	$153,187	$50,371	$50,966	$101,337

Accounts Receivable
Accounts receivable as of May 31, 2007 and August 31, 2006 were as follows (in thousands):

	May 31,	August 31,
	2007	2006
Trade accounts receivable, net	$599,298	$596,930
Unbilled accounts receivable	1,527	28,990
Retainage	106,660	115,000

Total accounts receivable, including retainage, net	$707,485	$740,920

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
Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2006	$20,479
Provision	10,836
Write offs	(7,224)
Other	(3,196)

Ending balance, May 31, 2007	$20,895

Concentration of Credit — Government Contracting
Amounts due from U.S. Government agencies or entities, were $86.7 million and $252.4 million as of May 31, 2007 and August 31, 2006, respectively. Revenues related to U.S. Government agencies or entities were $284.2 million and $867.8 million for the three and nine months ended May 31, 2007, and $510.1 million and $1,603.8 million for the three and nine months ended May 31, 2006.
The decrease in the amounts due from U.S. Government agencies or entities is primarily due to the collection of amounts billed for disaster relief, emergency response and recovery services provided to the Federal Emergency Management Agency (FEMA) and the U.S. Army Corps of Engineers (USACE). There is only $7.9 million in receivables due from FEMA and the USACE related to disaster relief, emergency response and recovery services as of May 31, 2007, of which $2.5 million is retainage.
Costs and estimated earnings in excess of billings on uncompleted contracts include $144.6 million at May 31, 2007, and $267.1 million at August 31, 2006 related to the U.S. Government agencies or entities. Approximately $10.3 million of this balance at May 31, 2007 is related to disaster relief, emergency response and recovery services provided to FEMA and the USACE.
Note 5 — Other Assets and Other Liabilities
Other Assets
The following table summarizes the balance of other assets, long-term (in thousands):

	May 31,	August 31,
	2007	2006
Power generation plant equipment and materials	$3,430	$10,746
LandBank assets	33,155	32,880
Intangible assets, other than contract (asset) adjustments, less accumulated amortization	28,153	31,108
Notes receivable	19,807	9,109
Deposits	3,436	2,902
Real estate option	12,183	12,183
Deferred acquisition costs	—	2,553
Deferred financing costs	15,739	4,693
Prepaid bond	5,076	6,833
Deferred compensation plan trust assets (Note 14)	10,606	—
Other, including employee receivables	9,529	3,396

Total other assets	$141,114	$116,403

In March, 2007, we sold an option to purchase substantially all of the power generation plant equipment. The option was exercised for the first of two components in May, 2007, resulting in a gain on the sale of the equipment of $1.4 million in the three months ended May 31, 2007. The expiration of the option agreement for the remaining equipment was extended beyond the original expiration date of August 31, 2007. Any gain on the sale of the remaining equipment upon exercise of the option will be reflected in our earnings when the related sale is consummated. The carrying values of materials not subject to the option were reduced to the estimated market value in our second fiscal quarter of 2007 resulting in a charge of $2.8 million in the nine months ended May 31, 2007.

Other Liabilities
The following table summarizes the balance of other liabilities (in thousands):

	May 31,	August 31,
	2007	2006
Pension plan accumulated benefit obligations	$25,349	$22,586
Deferred rental expense and lease obligations	4,265	3,839
LandBank environmental remediation liabilities	6,874	8,752
Other	5,264	4,485

Total other liabilities	$41,752	$39,662

Note 6 — Goodwill and Other Intangible Assets
Goodwill
The following table reflects the changes in the carrying value of goodwill by segment (in thousands):

			Fossil and
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at August 31, 2006	$186,878	$111,515	$150,715	$42,027	$15,457	$506,592
Currency translation adjustment	—	215	—	—	395	610
Purchase of GBB	7,296	—	—	—	—	7,296
Impairment of Energy Delivery Services, Inc. (EDS)	—	—	(2,138)	—	—	(2,138)

Balance at May 31, 2007	$194,174	$111,730	$148,577	$42,027	$15,852	$512,360

As of May 31, 2007 and August 31, 2006, we had tax deductible goodwill of approximately $135.6 million and $147.8 million, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the tax treatment of Contract Adjustments (see below) and the amortization of goodwill allowable for tax purposes.
Annual Goodwill Impairment Analysis
We performed our annual goodwill impairment analysis during the third quarter of fiscal year 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that the carrying value of goodwill in our EDS unit in the Fossil and Nuclear segment exceeded its fair value. As a result, we recorded a goodwill impairment charge of $2.1 million and impaired the remaining $0.4 million carrying value of the EDS customer relationship intangible.
Other Intangible Assets
The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2006	$44,710	$(15,200)	$2,752	$(1,154)
Adjustments	(32)	—	(736)	306
Amortization	—	(2,289)	—	(204)

Balance at May 31, 2007	$44,678	$(17,489)	$2,016	$(1,052)

The following table presents the scheduled future annual amortization for our customer relationships and intangible assets not associated with contract adjustments related to our proprietary technologies, patents, and tradenames (in thousands):

	Customer	Proprietary Technologies,
	Relationships	Patents and Tradenames
Remainder of 2007	$50	$785
2008	202	3,064
2009	202	2,960
2010	202	2,802
2011	202	2,786
Thereafter	106	14,792

Total	$964	$27,189

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

		Cost of			Cost of
	February 28,	Revenues	May 31,	February 28,	Revenues	May 31,
	2007	Increase/	2007	2006	Increase/	2006
Three Months ended May 31, 2007 and 2006	Balance	(Decrease)	Balance	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(39)	$19	$(20)	$(299)	$110	$(189)
Contract liability adjustments	1,680	(840)	840	5,148	(893)	4,255
Accrued contract losses	81	(73)	8	46	(41)	5

Total	$1,722	$(894)	$828	$4,895	$(824)	$4,071

		Cost of			Cost of
	August 31,	Revenues	May 31,	August 31,	Revenues	May 31,
	2006	Increase/	2007	2005	Increase/	2006
Nine Months ended May 31, 2007 and 2006	Balance	(Decrease)	Balance	Balance	(Decrease)	Balance
Contract (asset) adjustments	$(78)	$58	$(20)	$(519)	$330	$(189)
Contract liability adjustments	3,361	(2,521)	840	6,936	(2,681)	4,255
Accrued contract losses	101	(93)	8	2,965	(2,960)	5

Total	$3,384	$(2,556)	$828	$9,382	$(5,311)	$4,071

The changes in the contract liability (asset) adjustments and accrued contract losses for the three and nine months ended May 31, 2007 and May 31, 2006, as presented above, represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions.
In addition to the amounts established in the purchase accounting above, accrued contract losses not recorded in business combinations are included in billings in excess of cost and estimated earnings on uncompleted contracts and were $16.9 million and $7.7 million as of May 31, 2007 and August 31, 2006, respectively.
Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships
We invest in and make advances to unconsolidated entities, joint ventures, and limited partnerships. Each of these entities is recorded based on the structure associated with the respective entity. These entities are accounted for as either Variable Interest Entities (VIEs) as defined by Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (as revised) (FIN 46(R)), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” or as investments accounted for under the equity method.
Variable Interest Entities
The following table represents the total assets and liabilities, before intercompany eliminations, for the whole of the consolidated and unconsolidated VIEs, of which we own an interest (in thousands):

	May 31,	August 31,
	2007	2006
Shaw is Primary Beneficiary (consolidated):
Total assets	$1,224,043	$109,719
Total liabilities	$1,163,454	$101,952
Shaw is Not Primary Beneficiary (not consolidated):
Total assets	$480,694	$459,553
Total liabilities	$388,680	$387,378
The total assets and total liabilities of VIEs for which we are the primary beneficiary include our Investment in Westinghouse in October 2006, held by NEH, which is a VIE.

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

	May 31,	August 31,
	2007	2006
Privatization entities	$10,061	$23,290
Other entities:
KB Home/Shaw Louisiana, LLC	5,991	8,708
Mississippi Space Services, LLC	6,299	6,006
Newberg Perini	1,169	1,899
Stone & Webster Fluor Daniel	2,593	2,562
Terra Vista Lakes, LLC	3,060	2,000
Infrastructure Services Los Alamos	1,472	1,765
Space Coast Launch Services	1,627	1,414
Other	4,829	1,323

Total investments	37,101	48,967
Long-term advances to and receivables from unconsolidated entities:
Shaw-YPC Piping (Nanjing) Co., Ltd.	3,081	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$40,182	$52,048

Earnings (losses) from our unconsolidated entities, net of income taxes, are as follows, excluding the Investment in Westinghouse, see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Privatization entities	$150	$997	$(24,208)	$1,852
Other entities:
Mississippi Space Services, LLC	342	172	986	530
Shaw-YPC Piping (Nanjing) Co., Ltd.	19	(791)	47	(1,393)
KB Home/Shaw Louisiana LLC	(1,601)	(899)	(2,893)	(899)
Shaw Areva Mox Services, LLC	—	—	—	382
Other	303	58	472	202

Total earnings (losses) from unconsolidated entities, net of income taxes	$(787)	$(463)	$(25,596)	$674

During the three months ended May 31, 2007, we recorded an impairment charge related to our KB Home/Shaw Louisiana LLC joint venture of $2.0 million ($1.2 million, net of tax). This impairment charge resulted from the recent developments in the credit market and slow demand for residential housing.
Privatization Entities
The U.S. Department of Defense (DOD) has established programs for the privatization of military family housing. We are engaged in five project specific joint ventures to privatize approximately 8,000 housing units. Under the terms of these contracts, the joint venture acquires property and/or enters into a long-term ground lease (generally 50 years with potential extensions) and is required to make improvements, including renovations or replacement of the facilities and construction of new houses, and to provide ongoing management and maintenance services. Initial funding for these projects was provided through the contribution of equity from the joint venture members, the issuance of long-term bonds (which are non-recourse to us) and projected rental income from the project.
Due to reconsideration events on more than one of our Privatization entities in the third quarter of fiscal year 2007, we reconsidered our conclusions of the primary beneficiary of all of our Privatization entities. This reconsideration analysis resulted in the following:
•	Hanscom Family Housing, LLC and Little Rock Family Housing, LLC remain VIEs, and we continue to not be the primary beneficiary;
•	American Eagle Communities Northwest, LLC and American Eagle Midwest, LLC are not VIEs, although previously disclosed as being VIEs (the table above properly reflects exclusion of these entities in both periods); and
•	Due to a reconsideration event, we became the primary beneficiary of Patrick Family Housing Management, LLC, and American Eagle Design-Build Studio, an entity in which we have a 50% equity interest that serves as a general contractor to the renovation efforts on several of the Privatization entities. We have consolidated these entities as of May 31, 2007.

Guarantees Related to Military Housing Privatization Construction Entities
One of our wholly-owned subsidiaries, Shaw Infrastructure, Inc., entered into a guarantee agreement as a co-guarantor in fiscal year 2005 with a third party to guarantee performance obligations of two of our military housing privatization entities, American Eagle Northwest, LLC and American Eagle-Design Build Studio LLC. These entities are related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our subsidiary’s exposure under this performance guarantee is equal to approximately 50% of the cost to deliver the housing units associated with this venture, to the extent that cost exceeds the guaranteed maximum price contract to be paid for the housing units. At the time we entered into this guarantee, the total estimated cost to complete the required housing units was approximately $198 million and the guaranteed maximum price contract was approximately $206 million. American Eagle Northwest, LLC engaged a third party general contractor for a portion of the work under a fixed price contract. The construction activities associated with this project are released in phases and the work released to date has been subcontracted to a third party contractor for a cost-plus fixed fee arrangement with a guaranteed maximum price. Additionally, the contractor posted a surety performance bond in favor of the joint venture which surety bond is not to exceed approximately $30 million. The amount of this surety bond is reduced as work is completed by the contractor.
As of August 31, 2007, the estimated cost to complete the remaining housing units was reduced to approximately $146 million. Shaw Infrastructure, Inc.’s exposure will continue to be reduced over the contract term as further project services are completed. If any payments result from the above noted guarantee agreement, we would seek to recover a portion of this exposure from the surety bonding provided by our general contractor. We have also committed to fund $6 million in project equity contributions; proceeds from the sale of real estate obtained in connection with the project can be used to fulfill this obligation. Our commitment of $6 million was entirely satisfied by net proceeds from the sale of these properties. We are attempting to sell our interest in this joint venture and have signed a sale agreement with a third party. This sale is dependent, in part, on the approval of the bondholders whose approval has yet to be granted.
During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a second series of military housing privatization projects being built by us and our joint venture partner. This guarantee supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base, and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liable for the performance of the bonded construction work up to a maximum of $30 million. However, each partner’s individual maximum liability is capped at $15 million. Only limited amounts of work are currently proceeding at these sites and various suppliers and subcontractors have submitted claims of $10.1 million, liens have been filed on certain properties, notices of events of default have been issued, and additional funding is necessary to complete the scopes of work and pay vendor obligations. The aggregate amount of the joint venture liabilities, prior to potential collections from construction escrow payments on specified projects or reimbursement by our joint venture partner, is in excess of our $15 million indemnity guarantee.
Cash draw downs from escrowed proceeds of long-term bonds issued by the joint venture to fund certain of these projects have stopped until agreements with the bondholders on the projects have been obtained, or all events of default or potential events of default have been cured. We have recorded a liability for the maximum exposure of $15 million from our indemnity agreement. We determined that until workout arrangements with bondholders become probable, and collection of bond proceeds becomes reasonably assured, or proportional reimbursement from our partner is probable, we will maintain an accrued liability for our maximum exposure under the indemnity agreement. No amounts have been paid by us under this indemnity agreement.
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
In July 2007, we entered into an agreement with our joint venture partner on this project, where we exchanged notes receivable from our partner in return for their membership interest in our Privatization entity project at Fort Leonard Wood, Missouri. We now own substantially all of the Fort Leonard Wood project entity. In accordance with the terms of the membership agreement, we guaranteed the funding of venture equity of $8 million in May of 2010.

Impairment Recognized in Fiscal Year 2007
Certain of these projects during the construction period have experienced shortfalls in rental income and/or cost overruns. Certain projects are also behind the original schedule set out by the project contract agreements. As a result, “Events of Default” or “Potential Events of Default” have occurred on the projects, and in some instances, “Notices to Cure” (as defined in the agreement), have been issued by the bondholders. These events do not result in any cross-defaults in any of our Credit Facilities. The Privatization entities have issued recovery plans to the military and the bondholders, and are in negotiations to modify the applicable scopes of work to restore the viability to the projects. Additionally, the Privatization entities are in active negotiations to sell our interests in all the military housing joint ventures with multiple parties, subject to applicable due diligence, as well as the respective military branch and applicable bondholder consents. We cannot be certain that such sales will occur.
In accordance with our accounting policies, the carrying value of the investment in joint ventures and unconsolidated entity assets are reviewed periodically to determine if an impairment exists, or where there are indicators of impairment due to the above noted rental income shortfalls and cost overruns. During the three months ended February 28, 2007, we recorded a loss related to our Privatization entities of $44.5 million ($26.7 million, net of tax), which includes accrual of the maximum exposure under the $15 million indemnity agreement discussed above. The impairment charge was determined through analysis of a valuation based on projected cash flows for the joint ventures. Additional commitment costs were determined based on indemnity agreement obligations and estimated cost overruns.
We have $10.1 million remaining in investments recorded on our consolidated balance sheet as of May 31, 2007 relating to the Privatization entities. We believe these investments and assets are recoverable based on offers received for the properties to date. In the event we were either unsuccessful in restructuring the respective projects with the military and the bondholders, or were not able to sell our investments to recover our basis, we may incur additional losses. Our estimate of the range of additional losses in the investment and other assets relating to our Privatization entities as of May 31, 2007 is $0 to $10.1 million. The loss recognized is based on our current obligations under the existing contracts. Should the DOD agree to restructure these projects, the investments may no longer be impaired.
Note 8 — Long-term Debt and Revolving Lines of Credit
Long-term debt (excluding the Westinghouse Bonds addressed separately below) consisted of the following (in thousands):

	May 31,	August 31,
	2007	2006
10 3/4% Senior Notes	$—	$15,066
Notes payable of consolidated VIEs	9,997	11,674
Notes payable; 0% interest; due on January 10, 2009; net of discount of $0.4 million	4,859	—
Other notes payable	2,500	300

Total debt	17,356	27,040
Less: current maturities	(8,790)	(2,456)

Total long-term portion of debt	$8,566	$24,584

On April 30, 2007, we notified The Bank of New York Trust Company NA (formerly The Bank of New York), as Trustee under the Indenture dated March 17, 2003 (the Indenture) that we had elected to exercise our option to redeem all remaining outstanding 10 3/4% Senior Notes due 2010 (the Notes) previously issued pursuant to the Indenture. As of that date, the aggregate principal amount of the remaining outstanding Notes was $15.2 million. Pursuant to the notice and the terms of the Indenture, the Notes were redeemed on May 31, 2007 at a redemption price equal to 105.375% of the outstanding principal amount of the outstanding Notes ($1,053.75 per $1,000 in principal amount of the Notes) plus accrued interest of $22.69 per $1,000 in principal amount of the Notes. We funded the redemption of the Notes with existing cash on hand. The redemption resulted in loss on retirement of debt in the third quarter of fiscal year 2007 of $1.1 million, which includes unamortized fees of $0.2 million.

The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us, except for NEH (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements) and are as follows (in thousands):

May 31,
2007
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.42% as of May 31, 2007)	653,125
Original Discount on Westinghouse Bonds	(30,535)
Accumulated Discount Accretion	2,989
Decrease in net long-term debt due to foreign currency translation	(18,540)

Total long-term portion of debt	$1,033,914

Interest Rate Swap
On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we will make fixed interest payments at a rate of 2.398%, and we will receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate, (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. As of May 31, 2007, the fair value of the swap totaled approximately $1.3 million and is included in non-current liabilities and accumulated other comprehensive loss net of deferred taxes of $0.8 million in the accompanying balance sheet. The change in fair value of the interest rate swap was $6.8 million ($4.1 million net of tax) and $1.3 million ($0.8 million net of tax), respectively, for the three and nine months ended May 31, 2007. There was no material ineffectiveness of our interest rate swap for the period ended May 31, 2007.
Credit Facilities and Revolving Lines of Credit
Borrowings outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	May 31,	August 31,
	2007	2006
Credit Facility	$—	$145.5
Credit facilities of consolidated VIEs	2.8	5.5

Total outstanding	$2.8	$151.0
Less current maturities	2.8	5.5

Total long-term revolving lines of credit	$—	$145.5

Domestic Revolving Line of Credit
On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the Investment in Westinghouse and to allow for an increase in the Credit Facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the facility to $850.0 million. Subject to outstanding amounts, the entire Credit Facility, as amended, is available for performance letters of credit. We also increased our sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007, and $425.0 million thereafter. The amendments retained the original maturity of the agreement of April 25, 2010. The following table presents our available credit under our amended Credit Facility as of May 31, 2007, which is subject to a borrowing base calculation. Readers should refer to Note 9 — Long-term Debt and Revolving Line of Credit of our consolidated financial statements in Item 8 of Part II of our 2006 Form 10-K/A for an expanded discussion of our Credit Facility (in millions).

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(316.7)
Less: outstanding financial letters of credit	(203.9)
Less: outstanding revolving credit loans	—

Remaining availability of the Credit Facility	$329.4

Sublimit of Credit Facility available for financial letters of credit and/or revolving credit loans	$525.0
Less: outstanding financial letters of credit	(203.9)
Less: outstanding revolving credit loans	—

Remaining availability for financial letters of credit and/or revolving credit loans	$321.1

In the calculation presented above, the portion of the Credit Facility available for financial letters of credit and/or revolving credit loans is also limited to the lesser of: (1) the total Credit Facility ($850.0 million as of May 31, 2007) less outstanding performance letters of credit; or (2) $525.0 million (as of May 31, 2007).
The Credit Facility is available for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures, and general corporate purposes. Earlier in fiscal year 2007, we borrowed and we may periodically borrow under our Credit Facility.
The interest rates for revolving credit loans under the Credit Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. On May 31, 2007, the interest rate on the Credit Facility was 8.5% with a weighted-average interest rate of 8.5% and 7.9% for the three and nine months ended May 31, 2007. As of May 31, 2007, we had outstanding letters of credit of approximately $520.6 million under our Credit Facility as compared to $319.1 million as of August 31, 2006. The total amount of fees associated with these letters of credit for the Credit Facility were approximately $2.4 million and $6.3 million for the three and nine months ended May 31, 2007 compared to $1.3 million and $3.4 million for the three and nine months ended May 31, 2006.
Credit Facility Compliance
We experienced a delay in completing our Quarterly Report on Form 10-Q for the third quarter ended May 31, 2007. Consequently, via a Form NT 10-Q that we filed with the SEC on July 12, 2007, we notified the SEC that we did not file our third quarter report on the prescribed due date of July 10, 2007. We obtained a waiver of this Credit Facility compliance requirement through November 30, 2007.
Foreign Revolving Lines of Credit
The following table sets forth the outstanding letters of credit and revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	May 31,	August 31,
	2007	2006
Capacity of foreign letters of credit and revolving lines of credit	$7,924	$6,654
Less: outstanding letters of credit	(5,209)	(4,072)
Less: outstanding revolving lines of credit	(36)	(17)

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,679	$2,565

Weighted-average interest rate	7.25%	6.75%
As of May 31, 2007, borrowings under the revolving lines of credit and term loan of one of our consolidated VIEs were $2.8 million and $0.9 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.6% to 7.8% as of May 31, 2007. We also have a 50% guarantee related to this credit facility. As of August 31, 2006, this VIE had borrowings under the short-term revolving line of credit and term loan of $5.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.7% to 8.0% as of August 31, 2006.
On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million uncommitted, unsecured standby letter of credit facility with a bank. On July 6, 2006, this standby letter of credit facility increased to $32.0 million. The term of the credit facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of May 31, 2007 and August 31, 2006, there were $13.1 million and $4.7 million of outstanding letters of credit under this facility.
For the three and nine months ended May 31, 2007, we recognized $0.5 million and $1.4 million of interest expense associated with the amortization of financing fees that were incurred with respect to the issuance of our Senior Notes and the Credit Facility, as compared to $0.3 million and $0.8 million for the three and nine months ended May 31, 2006. As of May 31, 2007, unamortized deferred financing fees related to the Senior Notes and our Credit Facility were approximately $5.8 million and unamortized deferred financing fees related to our long-term debt were approximately $4.7 million as of August 31, 2006.

Note 9 — Income Taxes
The components of our deferred tax position are as follows (in thousands):

	May 31,	August 31,
	2007	2006
Deferred tax assets	$199,135	$156,707
Less: valuation allowance	(23,518)	(18,284)

Total assets	175,617	138,423
Deferred tax liabilities	(95,474)	(74,002)

Net deferred tax assets	$80,143	$64,421

Our consolidated effective tax rate for the three and nine months ended May 31, 2007 was a provision of 21.2% and 49.7%, respectively, while our effective tax rate for the three and nine months ended May 31, 2006 was a (51.9)% benefit and 28.3% provision, respectively. We incurred $10.1 million of tax expense in the nine months ended May 31, 2007 for tax matters under appeal, as well as matters related to foreign taxes. Additionally, we treat unrealized foreign currency gains and losses on the Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. We incurred $6.0 million and $7.2 million of tax expense related to foreign currency gains and losses in the three and nine months ended May 31, 2007.
Note 10 — Share-Based Compensation
We have various types of stock-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, and the terms, conditions, performance measures, and other provisions of the award. Annual block grants are typically awarded in our quarter ending November 30. There were no block grants made outside of normal historical patterns, grants made under a new plan that is not described in the most recent annual financial statements, nor significant changes in assumptions or estimates since the quarter ended February 28, 2007 except for an increase in the estimated forfeiture rate. Readers should refer to Note 12 — Share-Based Compensation of our consolidated financial statements in our 2006 Form 10-K/A for additional information related to these stock-based compensation plans.
Note 11 — Contingencies and Commitments
Tax Matters
In connection with the regular examination of our tax returns by the Internal Revenue Service (IRS) for the fiscal years ending August 31, 2002 and August 31, 2003, the IRS formally assessed in April 2007 certain adjustments to the amounts reflected by us on those returns. The items primarily relate to the sourcing of income relating to foreign procurement of one of our overseas entities, and the extraterritorial income exclusion. We do not agree with those adjustments and have filed a timely appeal in June 2007. The outcome of the IRS appeal is uncertain at this time; however, should the IRS prevail in its position, our federal income tax due would increase by $37.2 million, plus interest. The ultimate amount of cash taxes paid would be reduced by the utilization of net operating loss carryforwards (NOLs) available. We currently have approximately $134.2 million of federal NOLs as of May 31, 2007. Additionally, we have accrued additional expense related to foreign tax matters pertaining to basis adjustments, until such matters are filed and settled.
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

Other Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they are required to make pursuant to these letters of credit. The amount of both outstanding financial and performance letters of credit (including foreign and domestic) were approximately $539.0 million and $323.2 million, respectively at May 31, 2007 and August 31, 2006. Of the amount of outstanding letters of credit at May 31, 2007, $316.7 million are performance letters of credit issued to our customers. Of the $316.7 million, five customers held $206.9 million or 65% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit for the three and nine months ended May 31, 2007.
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We often attempt to limit our exposure under penalty and liquidated damage provisions to the contractual fee related to the work and attempt to pass certain cost exposure for craft labor and/or commodity pricing risk to clients; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 16 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives for further discussion.
SEC Inquiry
On June 1, 2004, we were notified by the Staff of the SEC that the Staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the initial requests for information we received appear to primarily relate to the purchase method of accounting for various acquisitions. We have fully cooperated with the SEC during the course of this inquiry, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for acquisitions, and we will continue to do so. Subsequent to an internal review which led to the restatement of our financial statements for the second quarter of 2006, as reflected in our Current Report on Form 8-K filed on July 10, 2006, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture. We provided the information requested.
The SEC’s review may have additional consequences independent of the inquiry, including further restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation, which may result in an enforcement action or other legal proceedings against us and members of our management. Responding to such actions or proceedings has been and could continue to be costly and could divert the efforts and attention of our management team. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
Securities Litigation
We and certain of our current and former officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These types of class action lawsuits are not uncommon when there has been a notification of an SEC informal inquiry. The first filed lawsuit is styled Thompson v. The Shaw Group Inc., et al. and was filed on June 16, 2004 in the U.S. District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004.

The complaint alleges, among other things, that: (1) certain of our press releases and SEC filings contained material misstatements and omissions; (2) the manner in which we accounted for certain acquisitions was improper; and (3) we improperly recorded revenues on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. After the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits were filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as a class action by the Court. We filed a motion to dismiss the consolidated action, which was denied. We then moved to certify the matter for immediate appeal, which the Court granted, and the United States Court of Appeals for the Fifth Circuit granted leave to appeal. Our company’s and individual defendants’ appeal is fully briefed and was argued on October 2, 2007. The Fifth Circuit Court has taken the appeal under advisement and has not yet rendered a decision.
Two shareholder derivative actions, styled as Nelson v. Bernhard, Jr., et al. and Reusche v. Barfield, Jr., et al., were filed on July 14, 2004 and August 6, 2004, respectively, in the U.S. District Court for the Eastern District of Louisiana, based on essentially the same allegations as the purported class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of our company, name certain of our directors and current and former officers as defendants, and name our company as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the misconduct alleged in the purported class action lawsuits, and that certain defendants sold our stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought. These derivative lawsuits have been stayed indefinitely by a court order as of December 14, 2004. The plaintiff in the Reusche derivative action moved to lift the stay and for permission to file a second amended verified shareholder derivative complaint, which motion was argued on August 8, 2007. In accordance with an agreement between the parties, the Court temporarily lifted the stay solely for the purpose of allowing the plaintiff to file a second amended verified shareholder derivative complaint, which alleges the same claims as were alleged in the prior complaint. The Court otherwise continued the stay.
We, and certain of our current and former officers, have been named in another purported shareholder class action lawsuit alleging violations of federal securities laws. This suit is styled as City of Brockton Retirement System v. The Shaw Group Inc., et al., and was filed on October 10, 2006, in the U.S. District Court for the Southern District of New York, Case No. 06-CV-8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Exchange Act on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that: (1) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal 2006; and (2) in the second quarter of 2006, we materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought. To date, the action has not been certified as a class action by the Court. On October 2, 2007, the Court appointed as lead plaintiffs The City of Brockton Retirement System and The Norfolk County Retirement System, and appointed as lead counsel for plaintiffs the firm of Labaton Sucharow & Rudoff LLP. Pursuant to the parties’ stipulation, the plaintiffs have sixty-days, or until December 3, 2007, to file a superseding or amended complaint, and defendants will then have sixty days to respond to the superseding or amended complaint.
Both the purported shareholder class action lawsuits and the derivative lawsuits are in the early stages of litigation. We believe our financial statements were prepared in accordance with GAAP based on the information we had at the time and that none of our public press releases or public filings contained material misrepresentations or omissions based on the information we had at the time. Accordingly, we intend to defend our company and our present and former directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on our operations.
Other Litigation
During fiscal 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of our acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and are seeking to have the judgment overturned. Saudi American Bank has sought interest and attorneys’ fees, bringing its total claim to $11.4 million plus legal interest while the appeal is pending. We may also incur additional attorneys’ fees for the appeal, although we expect to prevail on appeal. In the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.

See Note 16 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives for information related to our claims on major projects.
Environmental Liabilities
During fiscal 2005, we identified environmental remediation that is required at one of our fabrication facilities. The estimated liability was $0.6 million and $0.8 million as of May 31, 2007 and August 31, 2006, respectively.
LandBank Properties, LLC (LandBank) a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased for the cost of the improvements made to the asset. We had $33.1 million of such real estate assets recorded in other assets on the accompanying balance sheets at May 31, 2007 as compared to $32.9 million at August 31, 2006. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.
As of May 31, 2007 and August 31, 2006, we had $6.9 million and $8.8 million, respectively, of environmental liabilities recorded in other liabilities in the accompanying balance sheets.
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
We entered into a new Employment Agreement (the New Employment Agreement) with our Chief Executive Officer and Chairman of the Board of Directors (CEO) effective January 23, 2007, to incorporate the agreement by the CEO to reduce the term of the prior agreement from ten (10) to three (3) years and to reduce the non-compete period from ten (10) to two (2) years. The New Employment Agreement amends and supersedes the former Employment Agreement between Shaw and our CEO dated April 10, 2001. In the event that our CEO resigns for Good Reason, or is discharged by us for reasons other than his Misconduct or Disability (as defined in the agreement), we will be obligated to pay our CEO, in a lump sum, his base salary in effect immediately prior to termination plus the highest bonus paid by us during the three years prior to termination multiplied by the number of years remaining in the term of the agreement, which, unless prior notice had been properly given, will be three years. Based on the CEO’s present salary ($1.6 million) and his highest bonus in the preceding three years ($1.2 million), in the event of a separation as described above, the CEO will be entitled to receive a lump sum payment from us of approximately $8.4 million.
Under a new, separate Nondisclosure and Noncompetition Agreement of the New Employment Agreement, our CEO has agreed not to compete with us for a two-year period following termination of employment, and in consideration for this agreement, we have agreed upon his termination to pay the CEO a lump sum amount of $15.0 million plus interest earned while the funds are held in a trust fund. During each of fiscal years 2001, 2002 and 2003, we set aside $5.0 million to fund the potential non-compete payment, and the cost of the non-compete has been previously expensed. As of May 31, 2007 and August 31, 2006, the amount due to the CEO in association with this non-compete agreement, including interest earned, was $17.2 million and $16.5 million, respectively, and is included in prepaid expenses and other current assets.
For 10 years from the date of the CEO’s termination, other than for Misconduct, the CEO is entitled to use our aircraft for up to 150 hours annually for his private use, provided that the value of the aircraft use does not exceed an annual benefit of $0.3 million (calculated as the incremental cost of operating the aircraft if used by the CEO).

Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share
The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Stock options	97	161	4,855	304
LYONs convertible debt	—	10	—	—
Restricted stock	—	363	136	—
Note 13 — Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than changes from transactions with the company’s shareholders. Comprehensive income was comprised of the following for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net income (loss)	$54,618	$(16,673)	$(21,956)	$37,878
Foreign currency translation adjustments:
Unrealized translation adjustment gains (losses), net	(376)	584	1,333	(1,016)
Interest rate swap contract on JPY-denominated bonds, net of taxes of $2,726 and $(534)	4,089	—	(801)	—
Change in unrealized net gains on hedging activities, net of taxes	—	(64)	—	(7)

Total comprehensive income (loss)	$58,331	$(16,153)	$(21,424)	$36,855

The foreign currency translation adjustments relate to the varying strength of the U.S. dollar in relation to the British pound, Venezuelan Bolivar, Mexican peso, Australian and Canadian dollars and the Euro.
Note 14 — Employee Benefit Plans
Deferred Compensation
During the nine months ended May 31, 2007, we deposited compensation for a limited number of key employees into irrevocable trusts (often referred to as Rabbi Trusts) under the terms of a recently adopted deferred compensation plan. The plan generally requires that the employees work a minimum period of time and the amounts vest at the end of the period (cliff vesting). The employees direct the funds into investment options, and earnings and losses related to the investments are reflected in each participant’s account. These assets are included in non-current assets because they are not immediately available for withdrawal by the employees. Prior to 2007, we deposited amounts for our CEO into a Rabbi Trust which is included in other current assets. Our Rabbi Trust deposits are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Compensation expense recognized in the three and nine months ended May 31, 2007 was $1.0 million and $1.5 million, respectfully. We will recognize compensation expense over the vesting period, including changes in the fair value of the underlying investments.

Defined Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we sponsor (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Service cost	$1,405	$724	$4,149	$2,146
Interest cost	1,309	1,718	3,871	5,090
Expected return on plan assets	(1,993)	(1,705)	(5,890)	(5,052)
Amortization of net loss	634	747	1,871	2,213
Other	9	9	27	27

Total net periodic benefit cost	$1,364	$1,493	$4,028	$4,424

We expect to contribute $9.5 million to our pension plans in fiscal year 2007. As of May 31, 2007, $6.8 million in contributions had been made.
Note 15 — Related Party Transactions
During fiscal years 2006 and 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S., with two companies owned by one of our directors whom our Board of Directors had previously determined is not independent. Amounts paid to these companies were approximately $0.1 million and $2.1 million for the three and nine months ended May 31, 2007 compared to $2.8 million and $20.2 million for the three and nine months ended May 31, 2006.
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

Unapproved Change Orders and Claims
The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded as of May 31, 2007 and excludes all unrecorded amounts and individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues is as follows (in millions):

Amounts included in project estimates-at-completion at August 31, 2006	$79.1
Changes in estimates-at-completion	(16.7)
Approved by customer	(30.2)
Increase in unapproved change orders and claims	20.6

Amounts included in project estimates-at-completion at May 31, 2007	$52.8

Amounts accrued in revenues (or reductions to contract costs) at May 31, 2007	$47.2

Subsequent to May 31, 2007, we have reached tentative or final settlements on $34.7 million of the claims included in project estimates-at-completion of $52.8 million above. Amounts accrued in revenues represent the amounts included in project estimate-at-completion on a percentage-of-completion basis.
In addition, we have significant disputes with certain major subcontractors. As of August 31, 2006 we had accrued approximately $11.4 million for these disputes. As of May 31, 2007, our accrual was approximately $18.2 million. Subsequent to May 31, 2007, we have settled substantially all of these matters for the amounts recorded.
Performance Guarantees
Prior to February 2006, our estimates of performance guarantees on sales of our technology paid-up license agreements were recorded as a substantial contractual liability until the related project became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience, in addition to the previous experience of companies we acquired, we now believe that our history and experience with these types of guarantees allows us to make more accurate estimates of the potential liability and, in certain circumstances, revise our recorded performance liability amount below the maximum performance liability. For the fiscal year ended August 31, 2006, we recorded gross profit of $5.1 million due to changes in estimates for performance guarantees below the maximum liability. Our total estimated performance liability remaining as of May 31, 2007, is $23.7 million.
Project Incentives
The estimated revenues include an estimate of amounts which we will receive if we achieve a number of agreed upon criteria. As of May 31, 2007, our contracts provide for payment of incentives up to $64.7 million related to achievement of these criteria. If we do not achieve the criteria at the amounts we have estimated, our revenues and profit related to this project may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting. We have recorded an estimate of the amount we expect to collect in revenues and in cost and estimated earnings in excess of billings on uncompleted contracts based on our progress-to-date.
Note 17 — Assets Held for Sale
Assets Held for Sale
The following table presents the assets that were classified as assets held for sale (in thousands), which are recorded in other current assets in the accompanying condensed consolidated balance sheets.

	May 31,	August 31,
	2007	2006
Fabrication facilities in the U.S. (F&M segment)	$—	$2,964
Equipment and inventory in the U.S. (Maintenance segment)	—	2,266

Total assets held for sale	$—	$5,230

The carrying value of our assets held for sale reflects the lower of our depreciated cost basis or estimated fair value after consideration of selling costs.

Note 18 – Business Segments
As previously announced in our Current Report on Form 8-K dated September 26, 2006, we changed the internal organization of our business activities. Company management reviewed our reportable segments in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination and our Investment in Westinghouse, as of February 28, 2007, our reportable segments are: Energy and Chemicals (E&C); Fossil and Nuclear; Maintenance; Environmental and Infrastructure (E&I); Pipe Fabrication and Manufacturing Group (F&M); and Investment in Westinghouse. The primary change from our previously reported segments is a split of our former E&C segment into two reportable segments: Fossil and Nuclear segment, and E&C segment and the addition of the Investment in Westinghouse segment. The former E&C segment will serve the process industry and will continue to develop technologies for this market, including alternative energy-related business opportunities. Since Westinghouse is a significant investment and is limited in its activities, the Chief Operating Decision Maker (CODM) reviews the performance of the Investment in Westinghouse as a separate operating segment. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. In accordance with SFAS No. 131, we have restated prior period segment disclosures in these quarterly financial statements based on our new reportable segments.
(In thousands, except percentages)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
		2006		2006
	2007	(Restated)	2007	(Restated)
Revenues
Fossil and Nuclear	$441,424	$180,213	$1,046,184	$589,816
E&I	381,146	513,419	1,079,831	1,700,478
E&C	293,267	163,615	753,589	387,638
Maintenance	363,197	296,448	867,596	702,186
F&M	122,402	73,089	333,147	220,959

Total revenues	$1,601,436	$1,226,784	$4,080,347	$3,601,077

Intersegment revenues
Fossil and Nuclear	$1	$41	$84	$63
E&I	996	—	3,069	1,743
E&C	10	88	84	521
Maintenance	1,867	77	3,358	3,341
F&M	—	—	691	—

Total intersegment revenues	$2,874	$206	$7,286	$5,668

Gross profit
Fossil and Nuclear	$33,838	$(54,569)	$36,581	$(20,308)
E&I	29,038	45,577	66,647	168,807
E&C	25,160	14,682	55,713	15,677
Maintenance	16,917	10,625	13,417	30,780
F&M	30,543	17,600	80,468	44,956

Total gross profit	$135,496	$33,915	$252,826	$239,912

Gross profit percentage
Fossil and Nuclear	7.7%	(30.3)%	3.5%	(3.4)%
E&I	7.6	8.9	6.2	9.9
E&C	8.6	9.0	7.4	4.0
Maintenance	4.7	3.6	1.5	4.4
F&M	25.0	24.1	24.2	20.3
Total gross profit percentage	8.5%	2.8%	6.2%	6.7%

(In thousands, except percentages)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
		2006		2006
	2007	(Restated)	2007	(Restated)
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations
Fossil and Nuclear	$26,130	$(58,841)	$11,221	$(33,860)
E&I	9,368	29,778	7,303	116,342
E&C	16,415	7,391	33,258	1,241
Maintenance	13,861	7,844	4,037	22,885
F&M	24,865	13,019	63,440	31,127
Investment in Westinghouse	6,775	—	(6,586)	—
Corporate items and eliminations	(23,449)	(22,773)	(76,453)	(70,072)

Total income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	$73,965	$(23,582)	$36,220	$67,663

		August 31,
	May 31,	2006
	2007	(Restated)

Assets
Fossil and Nuclear	$507,740	$367,496
E&I	799,932	894,161
E&C	401,555	345,677
Maintenance	119,120	111,008
F&M	422,774	359,702
Investment in Westinghouse	1,090,798	—
Corporate	986,932	1,090,332

Total segment assets	4,328,851	3,168,376
Elimination of investment in consolidated subsidiaries	(388,592)	(320,514)
Elimination of intercompany receivables	(302,437)	(285,519)
Income taxes not allocated to segments	(27,296)	(33,209)

Total consolidated assets	$3,610,526	$2,529,134

Note 19 — New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for our fiscal year 2009. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact if any, of SFAS 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the previously deferred portion of the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, recognition and disclosure requirements are effective for our fiscal year ending August 31, 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact of SFAS 158 on our consolidated financial statements.
Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), effective for our fiscal year beginning September 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance is applicable for our fiscal year ending August 31, 2007. We are currently assessing the impact, if any, from the adoption of SAB 108 on our consolidated financial position and results of operations. When we adopt SAB 108, certain items that have been identified and are currently included as a reduction of our net income in fiscal 2007 (see Note 1 — General Information) may be adjusted to be reflected as a change in the beginning of fiscal 2007 retained earnings balance, thus increasing our net income for fiscal 2007. However, additional items may also be identified that could increase or decrease net income for fiscal 2007 and we will only make these adjustments if the amounts are deemed to be material.
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
In June 2006 the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in our third fiscal quarter of 2007 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our consolidated financial statements.
In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of: (1) whether the entity is a variable interest entity; (2) which interests are variable interests in the entity; and (3) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 was effective beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 did not have an impact on our consolidated financial position, results of operations and cash flows.
In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” a replacement of FASB Statement No. 125, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our consolidated results of operations, financial condition or cash flows.
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
Note 20 — Subsequent Events
In June 2007, Toshiba Nuclear Energy Holdings, of which we own a 20% member interest, filed a Price Adjustment Objection Notice under the Purchase Agreement to acquire Westinghouse. BNFL previously filed a Price Adjustment Objection Notice as well under the Agreement. The parties are resolving the adjustment under the dispute resolution procedures in the Purchase and Sale Agreement. In the event the Price Adjustment is unfavorable, it may require additional borrowing at the Westinghouse level, which may impact the timing of the Acquisition Companies’ issuance of dividends to us. We are not required to contribute to any purchase price adjustment. If we choose not to contribute towards a purchase price adjustment, our percentage equity interest in Westinghouse may be reduced. Such a reduction does not affect the amount of targeted dividends we are entitled to receive, or the opportunities provided by the CRA.
On June 29, 2007, we acquired all of the stock of Ezeflow (NJ) Inc. (TUBE-LINE), a manufacturer of pipe fittings for the power and process industries for $5.6 million. TUBE-LINE will be integrated into our F&M segment.
See Credit Facility Compliance in Note 8 — Long-term Debt and Revolving Lines of Credit for a discussion of the status of our Credit Facility covenant compliance and related waivers due to delays on filing our periodic reports with the SEC.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses our financial position as of May 31, 2007, and the results of our operations for the three and nine months ended May 31, 2007, and should be read in conjunction with: (1) the unaudited condensed consolidated financial statements and notes contained herein; and (2) the consolidated financial statements and accompanying notes to our amended Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006 (2006 Form 10-K/A).
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements contained herein that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	risks related to our Investment in Westinghouse;

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues and the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds, letters of credit or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	outcomes of pending and future litigation and regulatory actions;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts and the impact of possible cost escalations associated with our contracts;

•	ability of the government to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector clients that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, subcontractors and equipment manufacturers;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position, including our ability to increase our letters of credit and surety bonding capacity;

•	foreign currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel; including key members of our management;

•	risks related to our investments in military housing privatization entities and our indemnity agreements related thereto;

•	closing of any U.S. military bases related to our privatization interests;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of war and/or terrorists’ actions;

•	significant changes in market prices of our equity securities that could change further;

•	recent changes in accounting for equity-related compensation that could impact our financial statements and our ability to attract and retain key employees;

•	unavoidable delays due to weather conditions;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions;

•	environmental factors and changes in laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	maintaining access to sufficient bonding capacity; and

•	protection and validity of patents and other intellectual property rights.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our 2006 Form 10-K/A as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
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
Founded in 1987, we have expanded rapidly through internal growth and the completion and integration of a series of strategic transactions, including the Stone & Webster transaction in late fiscal year 2000, the IT Group transaction in fiscal year 2002, and the Westinghouse acquisition completed in October 2006. Our fiscal year 2006 revenues were approximately $4.8 billion and our backlog at May 31, 2007 was approximately $13.3 billion. We are headquartered in Baton Rouge, Louisiana, with offices and operations in North America, South America, Europe, the Middle East and the Asia-Pacific region and employ approximately 23,000 people.
Comments Regarding Future Operations
Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.
Recent Developments
The following summarizes selected recent developments in our businesses. You should also refer to the “Overview of Fiscal Third Quarter 2007 Results” for selected significant events and transactions that impacted our financial results for the period.
Westinghouse/Shaw Consortium Selected for China Nuclear New Build Program
The Westinghouse/Shaw Consortium has been selected by the People’s Republic of China to provide four advanced passive AP1000 nuclear units in China. A framework contract with China’s State Nuclear Power Technology Company (SNPTC) was signed on March

1, 2007. Final contracts for the four units, to be constructed at two sites, were signed on July 24, 2007. The agreements follow SNPTC’s selection of the Westinghouse/Shaw Consortium as the technology partner for the next generation of nuclear power plants announced in December 2006. We will provide engineering, procurement, commissioning, information management and project management services under the agreements. The Westinghouse technology forms the basis for approximately one-half of the world’s operating nuclear plants, including 60% of those in the U.S. Shaw acquired a 20% equity interest in Westinghouse in October 2006.
Investment in Westinghouse
See Note 2 – Acquisition of Investment in Westinghouse and Related Agreements in the condensed consolidated financial statements for additional discussion of our Westinghouse investment and related agreements.
Military Housing Privatization
We recorded a $26.7 million loss from unconsolidated entities, net of tax, for the three months ended February 28, 2007, related to three of our investments in joint ventures to privatize military housing, due to estimated construction cost overruns and rental income shortfalls.
We have issued recovery plans to the military and the bondholders, and are in negotiations to modify the applicable scopes of work on the projects. Additionally, we are in active negotiations to sell our interests in the Privatization entities to third parties. See Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships and Note 11 — Contingencies and Commitments for an expanded discussion of these joint ventures and related contracts and agreements including our indemnity agreement.
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
2006 Gulf Coast Hurricane Season
The 2006 hurricane season in the gulf coast was one of the most inactive seasons on record with no hurricanes making landfall in the region. This experience contrasts with that of the 2005 season when the gulf coast experienced heavy hurricane damage, the response to which we participated in extensively. This contrast is notable in the comparative financial results of our E&I segment, for the nine months ended May 31, 2006 versus the same 2007 period, where the disaster relief, emergency response and recovery services efforts are reflected.
Reorganization
As previously announced in our Current Report on Form 8-K filed on September 26, 2006, we changed the internal organization of our business activities. See Note 18 — Business Segments in the accompanying condensed consolidated financial statements for further discussion.
Status of Periodic Reports with the Securities and Exchange Commission
See Note 8 – Long-term Debt and Revolving Lines of Credit for further discussion and also the impacts on compliance with the covenants in our Amended Credit Agreement.

Critical Accounting Policies
Item 7 of Part II of our 2006 Form 10-K/A addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. The following disclosure should be read in conjunction with that discussion and Notes to Condensed Consolidated Statements in Item 1 of Part I of this Form 10-Q.
Discussion of Westinghouse Investment and Related Agreements
Our Investment in Westinghouse requires use of the equity method of accounting and will be periodically assessed for impairment. We will recognize 20% of Westinghouse’s net income, less any income taxes we expect to incur. Dividends received from Westinghouse will reduce our investment in Westinghouse balance. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements of the condensed consolidated financial statements for the discussion of the acquisition of the Westinghouse investment and related agreements.
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
Segment Analysis
We have restated prior period segment disclosures in this quarterly report based on our new reportable segments. See Note 18 — Business Segments for discussion of changes to our reportable segments. Selected summary financial information for our segments follows (in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenues:
Fossil and Nuclear	$441.4	$180.2	$1,046.2	$589.8
E&I	381.1	513.4	1,079.8	1,700.5
E&C	293.3	163.6	753.6	387.6
Maintenance	363.2	296.5	867.6	702.2
F&M	122.4	73.1	333.1	221.0

Total revenues	$1,601.4	$1,226.8	$4,080.3	$3,601.1

Gross profit:
Fossil and Nuclear	$33.9	$(54.6)	$36.5	$(20.3)
E&I	29.0	45.6	66.7	168.8
E&C	25.2	14.7	55.7	15.7
Maintenance	16.9	10.6	13.4	30.8
F&M	30.5	17.6	80.5	44.9

Total gross profit	$135.5	$33.9	$252.8	$239.9

Gross profit percentage:
Fossil and Nuclear	7.7%	(30.3)%	3.5%	(3.4)%
E&I	7.6	8.9	6.2	9.9
E&C	8.6	9.0	7.4	4.0
Maintenance	4.7	3.6	1.5	4.4
F&M	25.0	24.1	24.2	20.3

Total gross profit percentage	8.5%	2.8%	6.2%	6.7%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations:
Fossil and Nuclear	$26.1	$(58.8)	$11.2	$(33.8)
E&I	9.4	29.8	7.3	116.3
E&C	16.4	7.4	33.3	1.3
Maintenance	13.9	7.8	4.0	22.9
F&M	24.9	13.0	63.4	31.1
Investment in Westinghouse	6.8	—	(6.6)	—
Corporate items and eliminations	(23.5)	(22.8)	(76.4)	(70.1)

Total income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations	$74.0	$(23.6)	$36.2	$67.7

The following table presents our revenues by geographic region:

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	2007		2006		2007		2006
	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,266.5	79	$1,062.0	87	$3,252.8	80	$3,237.1	90
Asia/Pacific Rim	62.0	4	45.5	4	161.9	4	123.1	4
Middle East	214.0	14	95.7	8	514.0	13	167.4	5
Canada	4.6	—	3.8	—	11.3	—	10.5	—
Europe	47.1	3	11.2	1	116.7	3	41.9	1
South America and Mexico	5.1	—	6.4	—	14.8	—	13.0	—
Other	2.1	—	2.2	—	8.8	—	8.1	—

Total revenues	$1,601.4	100%	$1,226.8	100%	$4,080.3	100%	$3,601.1	100%

Our backlog by segment is as follows:

	May 31, 2007		August 31, 2006
	(In Millions)%		(In Millions)%
Fossil and Nuclear	$5,549.1	42	$3,238.4	35
E&I	2,740.9	21	2,765.1	30
E&C	2,457.1	18	1,412.3	16
Maintenance	1,880.1	14	1,250.9	14
F&M	701.4	5	408.9	5

Total backlog	$13,328.6	100%	$9,075.6	100%

	May 31, 2007		August 31, 2006
Status of Contract	(In Millions)%		(In Millions)%
Signed contracts and commitments	$11,722.9	88	$7,285.2	80
Letters of intent	1,605.7	12	1,790.4	20

Total backlog	$13,328.6	100%	$9,075.6	100%

Backlog includes $1,149.7 million and $872.0 million as of May 31, 2007 and August 31, 2006, respectively, of customer furnished materials and equipment on E&C segment contracts that, when recognized in revenues, will not have any associated gross profit.
Overview of Fiscal Third Quarter 2007 Results
All of our segments experienced strong revenue and gross profit growth in the third quarter of fiscal year 2007 as compared to 2006, except for our E&I segment, which reported higher revenues and gross profit in fiscal year 2006 as result of the disaster relief, emergency response and recovery services following Hurricanes Katrina and Rita. The current revenue growth was fueled by continued strength in the global markets served by us for power generation capacity, petrochemicals and refined products. These markets are being driven by worldwide demand and economic expansion, and our increased volume of business reflects the new power contracts signed during late fiscal year 2006 and the first half of fiscal year 2007. Additionally, activity levels in our

Maintenance segment continue to increase with strong demand for our services at an increasing number of new locations and from work from existing customers.
We expect that fiscal year 2008 revenues will continue to increase as compared to fiscal year 2007 as we progress on our major power, chemical and petrochemical contracts signed in fiscal 2006 and 2007. Our general and administrative expenses increased at a rate less than the revenue increase during the third quarter of fiscal year 2007 as compared to the 2006 period. Our total interest expense increased for the third quarter of fiscal year 2007 as compared to fiscal year 2006 due to the Westinghouse Bonds which were issued in October 2006, though interest expense on our average outstanding Credit Facility borrowings declined in the 2007 quarter to-date period.
We generated significant positive operating cash flows in the nine months ended May 31, 2007 due primarily from new power project starts and positive cash flows earned on most in-process power projects, and from the collection of accounts receivable recorded in the first nine months of fiscal year 2006 as a result of the high volume of disaster relief, emergency response and recovery services.
Our primary challenges and opportunities continue to be successful execution of our growing backlog of projects and capitalizing on the opportunities that the current resource-constrained market for our products and services is offering.
Consolidated Results

Revenues (in millions):	May 31, 2007	May 31, 2006	$ Change	% Change
Three months ended	$1,601.4	$1,226.8	$374.6	30.5%
Nine months ended	$4,080.3	$3,601.1	$479.2	13.3%
The increases in consolidated revenues in the three and nine months ended May 31, 2007, compared to the comparative 2006 periods, are due primarily to our success in winning new awards primarily in air quality and emissions control work, and new coal power generation projects. The revenue increases are primarily related to the new contracts signed in fiscal year 2006 and earlier in fiscal year 2007 in the Fossil and Nuclear segment. Also contributing to the increasing revenues is our work on major chemical and petrochemical projects started during fiscal year 2006 in our E&C segment as those projects move towards peak levels of activity in the field. These factors more than offset the significant decline in revenues related to the disaster relief, emergency response and recovery services from Hurricanes Katrina and Rita recorded in our E&I segment in 2006 that were not repeated in 2007.

Gross Profit (in millions):	May 31, 2007	May 31, 2006	$ Change	% Change
Three months ended	$135.5	$33.9	$101.6	299.7%
Nine months ended	$252.8	$239.9	$12.9	5.4%
The same business activities that contributed to the increases in revenues addressed above also impacted our consolidated gross profit. Additionally, our F&M segment, which has historically produced our highest gross profit percentage results, is experiencing significant increases in activity driven by the worldwide demand for fabricated piping systems for power, chemical and petrochemical new build applications. In addition to the factors addressed above, the following events were recorded in our 2007 second fiscal quarter and reflected in our gross profit for the nine months ended May 31, 2007:
•	Our Fossil and Nuclear segment recorded a reduction in gross profit of $20.6 million on one substantially complete major EPC project due to settlements of claims and disputed amounts with the owner and major subcontractors, and other cost increases;
•	Our E&C segment recorded a reduction in gross profit of $11.3 million on a substantially complete refinery project due to settlement on claims with the owner and other cost increases;
•	Our Maintenance segment reduced gross profit estimates on a completed major domestic power project as a result of disputes with the owner over project incentives, and separately increased loss accruals on two substantially complete offshore production platform projects resulting in a combined reduction in gross profit of $14.4 million; and
•	Our E&I segment recognized significant increases in the estimated costs to complete three projects resulting in a $12.8 million reduction in gross profit.
In addition, as a result of our recent extended review of our accounting records earlier in fiscal 2007 we identified items which reduced our pre-tax income for the three months ended November 30, 2006 by approximately $4.3 million ($3.1 million after tax) that relate to prior year errors primarily in our E&C segment. These prior years errors include $2.2 million pre-tax for certain deferred costs deemed unrecoverable and $2.1 million pre-tax of individually insignificant changes to cost forecasts on several different projects. Our financial statements for the nine months ended May 31, 2007 include these prior period items. See the Explanatory Note to our Amended Quarterly Report on Form 10-Q/A for the period ended November 30, 2006 (our first quarter of fiscal 2007) for further discussion.

General & Administrative Expenses (in millions):	May 31, 2007	May 31, 2006	$ Change	% Change
Three months ended	$68.5	$52.2	$16.3	31.2%
Nine months ended	$204.1	$162.1	$42.0	25.9%
Consolidated general and administrative expenses increased in the third quarter of fiscal year 2007 compared to fiscal year 2006 in order to support our increasing revenue base and level of business activity. Specific areas that contribute to the increase in general and administrative expenses during fiscal year 2007 included increased labor costs due to higher headcount primarily in human resources, legal, accounting and business development personnel, increased professional fees, including audit services, and increased insurance costs.
Consolidated interest expense increased due to the addition of $8.5 million and $22.0 million for the three and nine months ended May 31, 2007 from the Westinghouse Bonds which were issued during our first fiscal quarter of 2007. Minority interest expense increased $0.2 and $2.7 million for the three and nine months ended May 31, 2007 primarily due to the consolidation of a previously unconsolidated entity resulting from our acquisition of the controlling interest in the entity.
Our consolidated effective tax rate for the three and nine months ended May 31, 2007 was a provision of 21.2% and 49.7%, respectively, while our effective tax rate for the three and nine months ended May 31, 2006 was a 51.9% benefit and 28.3% provision, respectively. We incurred $10.1 million of tax expense in the nine months ended May 31, 2007 for tax matters under appeal, as well as matters related to foreign taxes. Additionally, we treat unrealized foreign currency gains and losses on the Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. We incurred $6.0 million and $7.2 million of tax expense related to unrealized foreign currency gains and losses in the three and nine months ended May 31, 2007.
The decreased earnings from unconsolidated entities was primarily due to a $24.2 million net of tax loss from our military housing privatization entities recorded in our 2007 second fiscal quarter and reflected in our earnings from unconsolidated entities for the nine months ended May 31, 2007 (see Note 7 — Variable Interest Entities, Unconsolidated Entities, Joint Ventures and Limited Partnerships for further discussion). Additionally, during the three months ended May 31, 2007, we recorded an impairment charge related to our KB Home/Shaw Louisiana LLC joint venture of $2.0 million ($1.2 million, net of tax). This impairment charge resulted from the recent developments in the credit market and slow demand for residential housing.
The consolidated loss from and impairment of discontinued operations of $0.1 million and $3.2 million, net of taxes for the three and nine months ended May 31, 2007 as compared to a loss of $0.7 million and $1.2 million net of tax, for the same period in fiscal year 2006 is primarily associated with an impairment of our Shaw Robotics paint stripping business for the first three and nine months of fiscal year 2007 as compared to a loss from assets held for sale at our F&M segment during the same period for fiscal year 2006.
Consolidated net income (loss) increased by approximately $71.3 million for the three months ended May 31, 2007 and decreased $59.8 million for the nine months ended May 31, 2007, compared to the same periods in the prior year. The increase in net income for the three month period of fiscal 2007 compared to 2006 is due to the successful progress on our major contracts as discussed above. The decrease in net income for the nine months ended May 31, 2007, compared to the comparative 2006 period, is due primarily to the events recorded in our 2007 second fiscal quarter and reflected in our gross profit and loss from unconsolidated subsidiaries for the nine months ended May 31, 2007 discussed above. Our net income includes the impact of our Investment in Westinghouse segment of $6.8 million income (pre-tax) for the quarter-to-date 2007 period and $6.6 million loss (pre-tax) for the year-to-date 2007 period. There are no Westinghouse activities included in the fiscal year 2006 financial results as we acquired our investment interest in October 2006 (i.e. the first quarter of our fiscal year 2007).

Fossil and Nuclear Segment
Our Fossil and Nuclear segment is experiencing significant growth in domestic demand for our services primarily in the areas of emissions control and coal fired power generation facilities.
Revenues
Fossil and Nuclear revenues for the three and nine months ended May 31, 2007 were $441.4 million and $1,046.2 million as compared to $180.2 million and $589.8 million for the three and nine months ended May 31, 2006. The increase in revenues of $261.2 million and $456.4 million or 145.0% and 77.4% is primarily attributable to:
•	an increase in activity and commencement of work on our Air Quality Control Systems’ (AQCS) Flue Gas Desulphurization (FGD) projects that were awarded during fiscal year 2006 and 2007; and
•	an increase in activity on two major clean coal power projects as these projects reached peak progress levels in fiscal year 2007.
The increase in revenues for the three and nine months ended May 31, 2007, compared to the same periods of the prior year was partially offset by:
•	substantial completion in fiscal year 2006 of two major fossil power projects; and
•	decreases in revenues from the transmission and distribution projects as clients reduced their emergency expenditure commitments in these areas during the 2006 period.
Gross Profit (Loss) and Gross Profit (Loss) Percentage
Fossil and Nuclear gross profit (loss) for the three and nine months ended May 31, 2007 was $33.9 million (7.7% of revenues) and $36.5 million (3.5% of revenues) compared to a $(54.6) million loss (30.3% of revenues) and a $(20.3) million loss (3.4% of revenues) for the three and nine months ended May 31, 2006. The 2006 period loss includes a charge of $48.2 million resulting from an unfavorable litigation ruling on our previously completed Wolf Hollow power project. In addition to this prior period charge, the increase in gross profit and gross profit percentage is primarily attributable to an increase in gross profit results on emission control and major coal fired power generation projects.
The increase in gross profit and gross profit percentage for the three and nine months ended May 31, 2007, compared to the same periods of the prior year was partially offset by:
•	tentative and final settlements reached on claims and disputed amounts with the owner and major subcontractors on one substantially complete major fossil power project resulting in a reduction in gross profit of $20.6 million recorded in our 2007 second fiscal quarter; and
•	losses on transmission projects and margin deterioration and expected losses on long-term distribution contracts.
The Fossil and Nuclear segment has recorded revenues of $11.4 million related to unapproved change orders and claims as of May 31, 2007 on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be $14.1 million. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized. Subsequent to May 31, 2007, we have reached final or tentative agreements on approximately $4.5 million of these items for the amounts we have estimated.
Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from and impairment of discontinued operations (“Pre-tax income (loss) before other items”)
Fossil and Nuclear pre-tax income (loss) before other items for the three and nine months ended May 31, 2007 was $26.1 million and $11.2 million compared to $(58.8) million and $(33.8) million for the three and nine months ended May 31, 2006. The increase from a loss position for the nine months ended May 31, 2006 to an income position for the nine months ended May 31, 2007 is primarily attributable to the factors affecting gross profit addressed above.

Backlog
Backlog for the Fossil and Nuclear segment as of May 31, 2007 is $5.5 billion, as compared to $3.2 billion as of August 31, 2006. The increase in backlog is primarily a result of a significant domestic clean coal fired power contract and the assigned value for funded early procurement and engineering activities outlined in a framework agreement for four nuclear units to be constructed at two sites in China. Finalization of the China contract occurred on July 24, 2007.
We expect fiscal year 2007 revenues to be significantly higher than fiscal year 2006 due to increased activity on our emission control projects (which include our FGD and Mercury reduction projects) and major clean coal fired power projects. We expect fiscal year 2008 revenues will be higher than fiscal year 2007 due to the number of major projects that we are currently executing as well as increasing activity related to our nuclear business.
E&I Segment
The first nine months of fiscal year 2006 included a significant amount of disaster relief, emergency response and recovery services we performed in connection with Hurricanes Katrina and Rita so the first nine months of fiscal year 2007 reflect a more typical overall revenue volume for U.S. government contracting activity; however, U.S. government agencies and entities awarded us significantly less environmental remediation work in fiscal year 2007 than in prior years.
Revenues
E&I revenues for the three and nine months ended May 31, 2007 were $381.1 million and $1,079.8 million as compared to $513.4 million and $1,700.5 million for the three and nine months ended May 31, 2006. The decrease in revenues of $132.3 million and $620.7 million or 25.8% and 36.5%, respectively, is due primarily to:
•	significantly lower levels of disaster relief, emergency response and recovery services in the three and nine months ended May 31, 2007, compared to the significant amount of work performed in the first nine months of fiscal year 2006; and
•	a decrease in federal environmental remediation work in fiscal year 2007 compared to fiscal year 2006 due to less work being awarded under existing contracts and/or delays in funding under existing contracts.
The decrease in revenues for the three and nine months ended May 31, 2007 was partially offset by:
•	an increase in services provided to commercial customers in the gulf and southeast regions of the U.S.;

•	a recently consolidated military housing privatization joint venture; and

•	activity from two consolidated joint ventures providing services to the U.S. Department of Energy (DOE).
Gross Profit and Gross Profit Percentage
E&I gross profit for the three months ended May 31, 2007 was $29.0 million (7.6% of revenues) as compared to $45.6 million (8.9% of revenues) for the three months ended May 31, 2006. Gross profit for the nine months ended May 31, 2007 was $66.7 million (6.2% of revenues) as compared to $168.8 million (9.9% of revenues) for the nine months ended May 31, 2006. The decrease in gross profit and related gross profit percentage is due primarily to:
•	significantly lower levels of disaster relief, emergency response and recovery services in the three and nine months ended May 31, 2007, compared to the significant amount of work performed in the first nine months of fiscal year 2006;
•	the negative impact in the second quarter of 2007 of additional estimated costs to complete certain fixed unit price projects and reversal of previously recognized revenue;
•	a loss recognized in the second quarter of 2007 on a fixed price project in the Middle East; and
•	a decrease in gross profit percentage resulting from recording no gross profit on the recently consolidated military housing privatization joint venture loss contracts now being recognized at break-even.
The decrease in gross profit and gross profit percentage for the three and nine months ended May 31, 2007 was partially offset by:
•	an increase in demand for services to commercial customers in the gulf and southeast regions of the U.S. and improved gross profit percentage earned on these services;
•	an increase in gross profit and related gross profit percentage in federal environmental services.

•	an increase in gross profit earned on our consolidated joint ventures for the DOE; and
•	the positive impacts from proposed final indirect billing rates for fiscal year 2006 and increased estimated billing rates resulting from negotiations relating to a prior fiscal year.
The E&I segment’s accounts receivable include approximately $36 million of accounts receivable from state and/or local governments, agencies and/or subcontractors, the collection of which may be dependent on our customers’ ability to receive funds from FEMA. See Note 4 — Inventories, Accounts Receivable and Concentration of Credit Risk for additional discussion of our activity related to FEMA.
Pre-tax income (loss) before other items
E&I pre-tax income before other items for the three and nine months ended May 31, 2007 was $9.4 million and $7.3 million compared to $29.8 million and $116.3 million for the three and nine months ended May 31, 2006. The decrease in pre-tax income of $20.4 million and $109.0 million or 68.5% and 93.7%, respectively, is primarily due to the decline in disaster relief, emergency response and recovery services in the Gulf Coast area partially offset by increases in services to our commercial customers during fiscal year 2007.
Backlog
Backlog for the E&I segment as of May 31, 2007 is $2.7 billion as compared to backlog of $2.8 billion as of August 31, 2006. While E&I was awarded new contracts throughout the first nine months of fiscal year 2007, execution of existing contracts has offset the backlog increases. Awards for fiscal year 2007 are focused on remediation, consulting and logistics services from federal and commercial clients. While the fiscal year 2007 storm season was mild, the impact of disaster relief, emergency response and recovery services can be significant to the E&I segment’s backlog, as was experienced in fiscal year 2006. To date, the fiscal year 2008 U.S. gulf coast storm season has also been mild with no major hurricanes making landfall along the U.S. gulf coast.
We believe the E&I segment is well-positioned to capitalize on opportunities in core government and commercial markets with both historic and developing services. Growth in the E&I backlog will rest on our ability to win new contract awards in this highly competitive environment.
As of May 31, 2007, contracts with government agencies or entities owned by the U.S. Government and state government agencies are a predominant component of the E&I backlog, representing $2.5 billion or 92.6% of the $2.7 billion in backlog.
For the remainder of fiscal year 2007 we expect E&I revenues will be less than fiscal year 2006 levels. We expect revenues to be higher than those earned in fiscal year 2005 (which did not include significant activity related to major storm events that we experienced in fiscal year 2006), with increases in federal services, supported by several DOE projects and from commercial, state and local project work, bolstered by awards from clients in both the public and private sectors. E&I expects fiscal year 2008 revenues to be slightly lower than fiscal year 2007 revenues based on projections for project work currently in its backlog and anticipated new work opportunities that will be executed during the 2008 fiscal year. E&I segment gross profit for fiscal year 2007 will be significantly less than that earned in fiscal year 2006 due to the mild U.S. gulf coast storm season and the resulting decline in disaster recovery work.

E&C Segment
Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions are providing a continued strong petrochemicals market, resulting in increasing activity levels for the E&C segment in fiscal year 2007, as compared to fiscal year 2006.
Revenues
E&C revenues for the three and nine months ended May 31, 2007 were $293.3 million and $753.6 million compared to $163.6 million and $387.6 million for the three and nine months ended May 31, 2006, respectively. The increase in revenues of $129.7 million or 79.3% for the three month period and $366.0 million or 94.4% for the nine month period is primarily attributable to:
•	an increase in number of petrochemical projects in progress in the three months ended May 31, 2007, compared to the three months ended May 31, 2006;

•	an increase in volume of proprietary technology-related engineering work; and

•	an increase in customer furnished materials ($126.3 million and $264.6 million for the three and nine months ended May 31, 2007, respectively, as compared to $29.1 million in the prior year comparative periods) on a major international petrochemical project that was in the early construction start up phase in the same period of the prior year. No gross profit is recognized on the customer furnished materials.
The increase in revenues for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006 was partially offset by completion of two major refining projects in the second half of fiscal year 2006 and the first half of fiscal year 2007 that were in progress in the same period of the prior year; and decreased activities on a major refining project which was completed during the first half of fiscal year 2007. Projects tend to achieve greater progress during the latter phases of execution so a greater proportion of revenues tend to be recognized at that time.
Gross Profit and Gross Profit Percentage
E&C gross profit for the three and nine months ended May 31, 2007 was $25.2 million (8.6% of revenues) and $55.7 million (7.4% of revenues) compared to $14.7 million (9.0% of revenues) and $15.7 million (4.0% of revenues) for the three and nine months ended May 31, 2006, respectively. The increase in gross profit for the three and nine months ended May 31, 2007 is attributable primarily to:
•	contract activity on a major international petrochemical project due to the project working near peak activity level for the entire 2007 fiscal year;
•	an increase in number of other petrochemical projects in progress during the nine months ended May 31, 2007 compared to the same periods of the prior year;
•	an increase in volume of proprietary technology-related engineering work; and
•	recognition, in the nine months ended May 31, 2006 (prior comparative period), of losses on three refining projects totaling $21.0 million.
The increase in gross profit during the nine months ended May 31, 2007, was partially offset by reductions in gross profit recorded in our second fiscal quarter of 2007 related to the following:
•	a charge of $11.3 million in the second quarter of 2007 primarily related to an adjustment of a previously recorded claim on a completed contract; and
•	additional contract losses of approximately $9.6 million recorded in the first half of fiscal 2007 on a Gulf Coast EPC furnace contract.
Additionally, as disclosed in Note 2 of our November 30, 2006 Form 10-Q/A filed on September 28, 2007, we identified items which reduced our pre-tax income for the three months ended November 30, 2006 by approximately $4.3 million ($3.1 million after tax) that relate to prior year errors primarily in our E&C segment. These prior year errors include $2.2 million pre-tax for certain deferred costs deemed unrecoverable and $2.1 million pre-tax of individually insignificant changes to cost forecasts on several different projects. Our financial statements for the nine months ended May 31, 2007 include these prior period items.
The decrease in gross profit percentage is primarily attributable to the increase in “customer furnished materials,” which describes circumstances where we install equipment on behalf of our customers with no mark-up. Revenues and costs on customer furnished materials do not impact gross profit or net income, but increase revenues and costs. As a result, customer furnished materials have the effect of reducing our reported gross profit percentages.

Our E&C segment has recorded revenues to date of approximately $30.2 million related to unapproved change orders and claims as of May 31, 2007 on a percentage-of-completion basis. The amount included in our estimated total revenues at completion for these projects is also approximately $30.2 million. These unapproved change orders and claims relate to delays and costs attributable to others as well as force majeure provisions under the contracts. Subsequent to the period ending May 31, 2007 these items were settled with our customer for approximately the recorded amount.
Pre-tax income (loss) before other items
E&C pre-tax income before other items for the three and nine months ended May 31, 2007 was $16.4 million and $33.3 million as compared to $7.4 million and $1.3 million for the three and nine months ended May 31, 2006. The increase in pre-tax income of $9.0 million and $32.0 million for the three and nine-month periods, respectively, is primarily attributable to the higher gross profit addressed above, increased foreign currency transaction costs related to changes in currency exchange rates, offset by increased general and administrative expenses related to higher insurance, and other corporate costs.
Backlog
Backlog for the E&C segment as of May 31, 2007 and August 31, 2006 is $2.5 billion and $1.4 billion, respectively. The increase in backlog is due primarily to the signing of a major ethylene project in Singapore. Backlog includes $1,149.7 million and $872.0 million as of May 31, 2007 and August 31, 2006, respectively, of customer furnished materials related to international petrochemical projects. Revenues related to customer furnished materials, when recognized, will not have any associated gross profit. We anticipate fiscal year 2007 revenues to be higher than fiscal year 2006 due to continued activity on a major international petrochemical project, a major ethylene project in Singapore, and other various petrochemical projects. During 2008, we expect to see increased volumes of revenues due to work performed on a major ethylene project in Singapore, several engineering and procurement jobs related to ethylene plants in China, and the continuation of work on a major international petrochemical project.
Maintenance Segment
We experienced significantly increased revenues in our Maintenance segment during the quarter ended May 31, 2007 as we performed a higher volume of outage work for our customers primarily in the power industry. We perform a significant amount of outage work at power plants, which traditionally occurs in the spring and fall (our third and first fiscal quarters). Accordingly, our revenues are typically higher during these periods.
Revenues
The increase in Maintenance revenues of $66.7 million or 22.5% for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006 and $165.4 million or 23.6% for the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006 is primarily attributable to:
•	maintenance and modification services for two new customers in the energy industry;
•	maintenance and modification services for five existing customers in the energy industry due to these customers’ seasonal schedules of refueling outages and major capital modifications to existing facilities; and
•	capital construction services related to activity driven by two significant projects in the chemicals industry.
The increase in revenues for the three months and nine months ended May 31, 2007 was partially offset by a reduction in the activity on an energy project in the U.S. that was completed in the second quarter of fiscal year 2007.
Gross Profit and Gross Profit Percentage
Maintenance gross profit for the three months ended May 31, 2007 was $16.9 million (4.7% of revenues) compared to $10.6 million (3.6% of revenues) for the three months ended May 31, 2006. The increase in gross profit and gross profit percentage is primarily due to the following factors:
•	an overall increase in volume related to the customer growth addressed above; and
•	improved market conditions and performance resulting in improved profit margins.

Gross profit for the nine months ended May 31, 2007 was $13.4 million (1.5% of revenues) compared to $30.8 million (4.4% of revenues) for the nine months ended May 31, 2006. The decrease in gross profit and gross profit percentage for the nine months ended May 31, 2007 is primarily due to the following impacts that were recorded in our second quarter of fiscal year 2007:
•	a change in our estimated revenue on an energy project in the U.S. primarily due to owner-caused delays in the completion date of the project;
•	an increase in the total estimated cost resulting in a reduction in gross profit of $7.8 million for the nine months ended May 31, 2007, on two loss contracts for the fabrication, construction, and installation of offshore production platforms for an international customer; and
•	an increase in the total estimated cost on two lump sum construction projects that are expected to result in losses.
The decreases in gross profit and gross profit percentage related to the specific projects noted above were partially offset by increased gross profit and gross profit percentage related increased overhead absorption resulting from the overall increase in sales volume.
Our Maintenance segment has recorded revenues to date of $29.5 million related to estimated project incentives and unapproved change orders and claims as of May 31, 2007 that are recorded on a percentage of completion basis.
Pre-tax income before other items
Pre-tax income for the three and nine months ended May 31, 2007 was $13.9 million and $4.0 million as compared to $7.8 million and $22.9 million for the three and nine months ended May 31, 2006. The increase in pre-tax income of $6.1 million or 78.2% for the three months ended May 31, 2007 and the decrease in pre-tax income of ($18.9) million or (82.5%) for the nine months ended May 31, 2007 is primarily attributable to the changes in gross profit addressed above, as well as an increase in general and administrative expenses attributable primarily to an increase in the costs related to facilities and human resources to support our business growth.
Backlog
Backlog in the Maintenance segment increased $629.2 million from August 31, 2006 to May 31, 2007. The increase in backlog was primarily due to a significant new award in the energy industry to provide maintenance, modification, and construction services. This new award was partially offset by progress on our other domestic energy and chemical projects. At May 31, 2007, three customers account for approximately $1.16 billion or 62% of the $1.88 billion in backlog for Maintenance.
We anticipate fiscal year 2007 revenues to exceed fiscal year 2006 levels as we continue to provide additional services for current and new customers in the energy and chemical industries. Although we completed a major U.S. energy project in 2007 that had been ongoing for almost 4 years, due to favorable market conditions and recent new awards, we anticipate fiscal year 2008 revenues will continue at about the level we are experiencing in fiscal year 2007.
F&M Segment
Demand for our fabrication and manufacturing services is stronger than it has been in recent years as most power plants, oil refineries, petrochemical and chemical plants require significant quantities of piping. During the year we added additional capacity through existing facilities and through acquisitions. We are building a new facility in Mexico that, when completed, will be our largest worldwide. We have already begun accepting orders for production from the new facility which we expect will be operational in the second half of fiscal year 2008.
Revenues
F&M revenues for the three and nine months ended May 31, 2007 were $122.4 million and $333.1 million as compared to $73.1 million and $221.0 million for the three and nine months ending May 31, 2006. The increase in revenues of $49.3 million and $112.1 million or 67.4% and 50.7% is due primarily to significant new awards in both the domestic and foreign markets and the global increase in demand of our manufactured and fabricated products. We experienced increases in the foreign and domestic market as a result of the increasing demand in the petrochemical, refining, and power generation industries.

Gross profit and Gross Profit Percentage
F&M gross profit and gross profit percentage for the three and nine months ended May 31, 2007 were $30.5 million (25.0% of revenues) and $80.5 million (24.2% of revenues) as compared to $17.6 million (24.1% of revenues) and $44.9 million (20.3% of revenues) for the three and nine months ended May 31, 2006. The increase is primarily attributable to the increase in demand for all of our products resulting in stronger volume and improved gross profit in both the domestic and foreign markets as indicated above.
Pre-tax income before other items
Pre-tax income before other items for the three and nine months ended May 31, 2007 was $24.9 million and $63.4 million or 20.3% and 19.0% of revenues as compared to $13.0 million and $31.1 million or 17.8% and 14.1% of revenues for the three and nine months ended May 31, 2006. The change is due primarily to the increases in revenues and the factors impacting gross profit as listed above. G&A expenses increased for the three months of 2007 compared to the 2006 period, due to increased labor costs resulting from increased headcount levels to support the higher demand in our end markets.
Backlog
Backlog for the F&M segment as of May 31, 2007 was $701.4 million as compared to $408.9 million as of August 31, 2006. The backlog includes approximately $261.3 million in new contracts and increases in scope during the three months ended May 31, 2007. We anticipate the revenues to remain near current levels for the remainder of the fiscal year 2007 given the increased demand resulting from the new contract awards in the domestic and foreign markets and the continued shortage of materials available in the manufacturing and distribution global markets. We anticipate that demand for our products and services will continue to increase in fiscal year 2008.
Investment in Westinghouse Segment
The Investment in Westinghouse segment includes our equity investment in Westinghouse that was acquired on October 16, 2006 (falls in our first fiscal quarter of 2007). Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. We expect that reliable financial information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations from the date of our acquisition through their calendar quarter ended March 31, 2007, a five and one-half month period, are included in our financial results for the nine months ended May 31, 2007. Future quarterly reports will continue to include Westinghouse quarterly results reported two months in arrears.
The total impact from the Investment in Westinghouse segment on our Pre-tax income before other items for the three and nine months ended May 31, 2007 was income (loss) of $6.8 and $(6.6) million, pre-tax, and $5.7 million and $(2.7) million, net of tax. The Pre-tax income before other items of the Investment in Westinghouse segment for the three and nine months ended May 31, 2007 included the following:
•	legal and professional fees including costs incurred to obtain audited financial statements of Westinghouse in connection with the acquisition of $0.1 and $3.0 million, respectively;
•	interest expense on the Westinghouse Bonds including discount accretion, letter of credit fees and deferred financing cost amortization of approximately $8.5 million and $22.0 million, respectively; and
•	foreign currency translation gains on JPY-denominated bonds, net, of approximately $15.5 million and $18.4 million, respectively.
Additionally, our net income (loss) for the three and nine months ended May 31, 2007 includes income from our 20% interest in Westinghouse earnings of $1.6 million and $1.5 million, respectively.
We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity Investment in Westinghouse, we would recover 97% of our investment that was originally made in JPY. We believe that the economic and liquidity impact of exchange rate changes on our Westinghouse Bonds would not be material if we exercised our Put Option because of the economic hedge relationship between the JPY-equivalent proceeds we would receive from the exercise of the Put Option that would be used to settle the JPY-denominated Westinghouse Bonds.

Corporate
General and Administrative Expenses
General and administrative expenses for the three and nine months ended May 31, 2007 were $22.1 million and $69.9 million compared to $18.0 million and $58.3 million for the three and nine months ended May 31, 2006. The increase in G&A expenses for the three and nine months ended May 31, 2007 is attributable primarily to higher labor and benefit costs resulting from staff increases, an increase in health insurance costs per employee, and additional audit and professional fees associated with changing our independent registered accounting firm.
Related Party Transactions
During fiscal years 2006 and 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S., to two companies owned by one of our directors whom our Board of Directors had previously determined is not independent. Amounts paid to these companies were approximately $0.1 million and $2.1 million for the three and nine months ended May 31, 2007 compared to $2.8 million and $20.2 million for the three and nine months ended May 31, 2006. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
Liquidity and Capital Resources
Liquidity
We generated significant positive operating cash flows for the 2007 fiscal year-to-date period due primarily to collections of accounts receivable related to fiscal 2006 disaster relief and recovery services work, and the positive cash performance on several EPC projects. While markets for our EPC services continue to be strong, our ability to continue to sign incremental major EPC contracts may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our customers reducing letter of credit and surety requirements on new work. Additionally, as discussed below under “Domestic Revolving Lines of Credit,” the increase in the usage of the Credit Facility for performance letters of credit may reduce our borrowing capacity available for general working capital needs.
As of May 31, 2007, we had cash and cash equivalents of $180.0 million, which excluded $38.2 million of restricted and escrowed cash, and $321.1 million of revolving credit availability under our $850.0 million Credit Facility. On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the Investment in Westinghouse and allow for an increase in the Credit Facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the Credit Facility to $850.0 million. Subject to outstanding amounts, the entire Credit Facility, as amended, is available for performance letters of credit. Additionally, the sublimit for revolving lines of credit and financial letters of credit increased from $425.0 million to $525.0 million until November 30, 2007, and $425.0 million thereafter. The Credit Facility retains the original maturity of April 25, 2010.
As of October 5, 2007, we had cash and cash equivalents of approximately $350 million, excluding approximately $30 million of restricted and escrowed cash, and $69 million of availability under our Credit Facility. The strength of our end markets provides opportunities to increase our market share, but we expect that we will need to obtain additional capacity to achieve such growth. We believe that credit markets have tightened which could limit our ability to increase our credit capacity and/or increase the costs of new letter of credit or bonding capacity. Our ability to access these markets is dependent, in part, on our ability to timely file our periodic reports with the SEC. We were in compliance with the covenants contained in the Credit Facility as of May 31, 2007. Our EBITDA exceeded the minimum required consolidated fixed charge coverage ratio as defined in the Credit Facility Agreement by less than $6 million. The failure to satisfy any covenants of the Credit Facility Agreement would require us to seek a waiver or amendment from the lenders under the Credit Facility. We cannot be assured that we would be successful in obtaining such waiver or amendment.
We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.
As of May 31, 2007, approximately $75 million of our cash was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances. In the event of a taxable transaction, this may impact the timing of our utilization of U.S. net operating losses, but would not increase our current cash tax expense.

Cash Flow for Nine Months ended May 31, 2007 versus Nine Months ended May 31, 2006
The following table sets forth the cash flows for the nine months ended May 31, (in thousands):

	2007	2006	Change
Cash flow provided by (used in) operations	$284,958	$(256,685)	$541,643
Cash flow provided by (used in) investing	(1,133,772)	111,825	(1,245,597)
Cash flow provided by financing	872,659	201,019	671,640
Effect of foreign exchange rate changes on cash	1,275	2,583	(1,308)
Net operating cash flows increased by $541.6 million from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007. The increase in fiscal year 2007 was due, in part, to the collection of $353.3 million of accounts receivable recorded in connection with disaster relief, emergency response and recovery services performed for federal, state and local government agencies, and private entities performed during fiscal year 2006. Cash used in investing activities increased $1.2 billion from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007 primarily due to the acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds with an approximate principal amount of $1.1 billion. Partially offsetting the year-over-year increase in cash used in investing activities was the withdrawal of restricted and escrowed cash during the first nine months of fiscal year 2006 associated with a power project. Net financing cash flows increased $671.6 million from the first nine months of fiscal year 2006 to first nine months of fiscal year 2007 primarily due to the acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds. Partially offsetting this increase in financing cash flows were payments reducing our revolving credit facilities during fiscal year 2007 by $145.5 million.
Credit Facilities and Revolving Lines of Credit
Amounts outstanding under credit facilities and revolving lines of credit consisted of the following (in millions):

	May 31,	August 31,
	2007	2006
Credit Facility	$—	$145.5
Credit facilities of consolidated VIEs	2.8	5.5

Total outstanding	$2.8	$151.0
Less: current maturities	2.8	(5.5)

Total long-term revolving lines of credit	$—	$145.5

Domestic Revolving Line of Credit
The following table presents the available capacity under our Credit Facility as of May 31, 2007, which is subject to a borrowing base calculation. Readers should refer to Note 9 in Item 8 of Part II of our 2006 Form 10-K/A for an expanded discussion of our Credit Facility (in millions):

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(316.7)
Less: outstanding financial letters of credit	(203.9)
Less: outstanding revolving credit loans	—

Remaining availability of the Credit Facility	$329.4

Sublimit of Credit Facility available for financial letters of credit and/or revolving credit loans	$525.0
Less: outstanding financial letters of credit	(203.9)
Less: outstanding revolving credit loans	—

Remaining availability for financial letters of credit and/or revolving credit loans	$321.1

In the calculation presented above, the portion of the Credit Facility available for financial letters of credit and/or revolving credit loans is also limited to the lesser of: (1) the total Credit Facility ($850.0 million as of May 31, 2007) less outstanding performance letters of credit; or (2) $525.0 million (as of May 31, 2007). We expect to increase the issuance of performance letters of credit during the fourth fiscal quarter resulting in our borrowing capacity being reduced. The Credit Facility may be used for working capital needs, fixed asset purchases, acquisitions, investments in joint ventures and other general corporate purposes. During fiscal year 2007, we have periodically borrowed under our Credit Facility.
The interest rates for revolving credit loans under the Credit Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. On May 31, 2007, the interest rate on the Credit Facility was 8.5% with a weighted-average interest rate of 8.5% and 7.9% for the three and nine months ended May 31, 2007. As of May 31, 2007, we had outstanding letters of credit of approximately $520.6 million under our Credit Facility as compared to $319.1 million as of August 31, 2006. The total amount of fees associated with these letters of credit for the Credit Facility were approximately $2.4 million and $6.3 million for the three and nine months ended May 31, 2007 compared to $1.3 million and $3.4 million for the three and nine months ended May 31, 2006.
Credit Facility Compliance
We experienced a delay in completing our Quarterly Report on Form 10-Q for the third quarter ended May 31, 2007. Consequently, via a Form NT 10-Q that we filed with the SEC on July 12, 2007, we notified the SEC that we did not file our third quarter report on the prescribed due date of July 10, 2007. We obtained a waiver of this Credit Facility compliance requirement through November 30, 2007.
Foreign Revolving Lines of Credit
The following table sets forth the outstanding letters of credit and short-term revolving lines of credit for our foreign subsidiaries, excluding our VIEs (in thousands, except percentages):

	May 31,	August 31,
	2007	2006
Capacity of foreign letters of credit and short-term revolving lines of credit	$7,924	$6,654
Outstanding:
Letters of credit	5,209	4,072
Short-term revolving lines of credit	36	17

	5,245	4,089

Remaining availability for foreign letters of credit and short-term revolving lines of credit	$2,679	$2,565

Weighted-average interest rate on short-term revolving loans	7.25%	6.75%

As of May 31, 2007, borrowings under the short-term revolving lines of credit and term loan of one of our consolidated VIEs were $2.8 million and $0.9 million, respectively, with no outstanding letters of credit. Interest rates under this credit facility vary and ranged from 7.6% to 7.8% as of May 31, 2007. We also have a 50% repayment guarantee related to this credit facility. As of August 31, 2006, this VIE had borrowings under the short-term revolving lines of credit and term loan were $5.5 million and $1.2 million, respectively, with no outstanding performance bonds. Interest rates under this credit facility vary and ranged from 7.7% to 8.0% as of August 31, 2006.
In addition to the committed foreign revolving lines of credit above, on March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million uncommitted, unsecured standby letter of Credit Facility with a bank. On July 6, 2006, this standby letter of Credit Facility increased to $32.0 million. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of May 31, 2007 and August 31, 2006, there were $13.1 million and $4.7 million of outstanding letters of credit under this facility, respectively.
Senior Notes
On April 30, 2007, we notified The Bank of New York Trust Company NA (formerly The Bank of New York), as Trustee under the Indenture dated March 17, 2003 (the Indenture) that we had elected to exercise our option to redeem all remaining outstanding 10 3/4% Senior Notes due 2010 (the Notes) previously issued pursuant to the Indenture. As of that date, the aggregate principal amount of the remaining outstanding Notes was $15.2 million. Pursuant to the notice and the terms of the Indenture, the Notes were redeemed on May 31, 2007 at a redemption price equal to 105.375% of the outstanding principal amount of the outstanding Notes ($1,053.75 per $1,000 in principal amount of the Notes) plus accrued interest of $22.69 per $1,000 in principal amount of the Notes. We funded the redemption of the Notes with existing cash on hand. The redemption resulted in loss on retirement of debt in the third quarter of fiscal year 2007 of $1.1 million, which includes unamortized fees of $0.2 million.

Commercial Commitments
Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse our lenders for payments on these letters of credit. At May 31, 2007, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period (In Millions)
		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit —Domestic and Foreign	$539.0	$53.4	$336.6	$149.0	$—
Surety bonds	712.4	512.7	164.4	4.3	31.0

Total Commercial Commitments	$1,251.4	$566.1	$501.0	$153.3	$31.0

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to June 1, 2007.
As of May 31, 2007 and August 31, 2006, the amount of both outstanding financial and performance letters of credit (including foreign and domestic) were approximately $539.0 million and $323.2 million, respectively. Of the amount of outstanding letters of credit at May 31, 2007, $316.7 million are performance letters of credit issued to our customers. Of the $316.7 million, five customers held $206.9 million or 65% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $58.9 million. There were no draws under these letters of credit for the three and nine months ended May 31, 2007.
As of May 31, 2007 and August 31, 2006, we had total surety bonds of $712.4 million and $438.2 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability as of May 31, 2007 and August 31, 2006 was $321.2 million and $310.8 million, respectively.
Fees related to these commercial commitments were $3.0 million and $8.5 million for the three and nine months ended May 31, 2007 as compared to $2.9 million and $15.7 million for the same period in fiscal year 2006 and were recorded in the accompanying condensed consolidated statements of operations.
See Note 8 — Long-term Debt and Revolving Lines of Credit to our condensed consolidated financial statements for a discussion of long-term debt, and Note 11 — Contingencies and Commitments to our condensed consolidated financial statements for a discussion of contingencies and commitments.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 19 — New Accounting Pronouncements of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk due to changes in interest rates, primarily in the U.S. and Japan. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and short-term fixed rate investments.
Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $850.0 million limit of the Credit Facility. At May 31, 2007, there were no short-term revolving credit loans outstanding under the Credit Facility. At May 31, 2007, the interest rate on our primary Credit Facility was 8.5% with an availability of $321.1 million. See Note 8 — Long-term Debt and Revolving Lines of Credit to our condensed consolidated financial statements for further discussion.
As of May 31, 2007, our variable rate debt, excluding Westinghouse, was $0.9 million, including outstanding borrowings under our Credit Facility with a weighted average interest rate of 8.3%. A change in the interest rate by a 1% increase or decrease would not have a material impact on the results of our operations or financial position. In addition, we have outstanding $653.1 million of variable rate Westinghouse Bonds (face value 78 billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (1.42% as of May 31, 2007). We have entered into an interest rate swap agreement through March 15, 2013, which fixes our interest payments at 2.398% to minimize our interest rate risk.
Foreign Currency Exchange Rate Risk
During the first nine months of 2007, we issued bonds denominated in JPY in connection with our Investment in Westinghouse. These bonds, which have an aggregate face value of 128.98 billion JPY (or $1.06 billion as of May 31, 2007), are revalued at the end of each accounting period using period-end exchange rates. A 1% appreciation in the value of the JPY against the U.S. dollar will create a $10.6 million foreign exchange loss in our income statement. Although the Put Option associated with our Investment in Westinghouse, if exercised, could mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the JPY versus the U.S. dollar could significantly reduce our returns on our Investment in Westinghouse. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements and Note 8 — Long-term Debt and Revolving Lines of Credit for more information regarding these JPY-denominated bonds and our Investment in Westinghouse.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts. As of May 31, 2007, we had a minimal number of forward exchange contracts outstanding that were hedges of certain commitments of foreign subsidiaries.

ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of May 31, 2007 because of the material weaknesses discussed below.
Identification of Material Weaknesses
Management identified six material weaknesses as of August 31, 2006, which remain in existence as of May 31, 2007 as insufficient time has passed to ensure remedial actions are working as intended. These material weaknesses include:
•	E&C Segment Control Environment Deficiency — A material weakness arising from the internal control over financial reporting within our E&C segment that resulted from a lack of emphasis on our internal controls and procedures and from inadequate communication of project concerns on a timely basis.
•	E&C Segment Project Reporting Deficiency — A material weakness resulting from the insufficient design of policies and procedures to ensure reasonable estimates are maintained and reported on contracts within our E&C segment with total revenues of less than $50 million.
•	Complex Accounting Matters and Insufficient Accounting Resources Deficiency — A material weakness resulting from insufficient accounting resources to properly analyze, record, and disclose accounting matters.
•	Accounting for Stock Options Deficiency — A material weakness resulting from the misapplication of GAAP relating to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.
•	Revenue Recognition Deficiency — A material weakness resulting from the recognition of revenue on one contract accounted for under the percentage-of-completion method due to a clerical error in the computation.
•	Application of FIN 46(R) Deficiency — A material weakness resulting from the misapplication of GAAP relating to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary.
Remediation of Material Weaknesses
In response to the material weaknesses identified above, we continue to dedicate significant resources to improve our control environment and to remedy these material weaknesses. Our efforts include the following:
•	As part of our planned remedial measures related to the control environment component of internal control over financial reporting within our E&C segment, we have replaced the segment’s senior executive and other members of the segment’s management, hired additional outside resources and re-emphasized the foundation and framework for our internal controls and procedures. We will continue to improve our control environment to better encourage and reward more timely and open communication of project concerns to ensure they can be addressed appropriately and reported and disclosed accurately.
•	As part of our planned remedial measures related to maintaining revenue and cost estimates on projects within the E&C segment with total revenues of less than $50 million, we are enhancing our policies and procedures to establish controls over gathering and reporting revenue and cost estimates. We will continue to improve our controls to provide a more disciplined, objective and rigorous process directed to establishing and maintaining realistic cost estimates.

•	As part of our planned remedial measures related to insufficient accounting and financial resources to address complex accounting matters, we have hired and will continue to hire additional experienced accounting professionals to provide sufficient resources for analyzing and properly recording the results of our operations in our financial statements and underlying disclosures. Subsequent to January 2007, management has also engaged and will continue to engage external accounting experts to assist us in researching and reviewing the accounting for certain complex transactions.
•	As part of our planned remedial measures related to the misapplication of GAAP related to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, management directed that: (1) the policies and procedures for share-based compensation be enhanced; and (2) the personnel who perform and review the measurement of share-based compensation expense be better trained.
•	As part of our planned remedial measures related to the clerical errors in accounting for contracts under the percentage-of- completion method, management directed that: (1) our policy for revenue recognition for contracts accounted for under the percentage-of-completion method be standardized; and (2) training for the personnel who perform and review the revenue recognition calculations be enhanced.
•	As part of our planned remedial measures related to the misapplication of GAAP related to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity of which we are the primary beneficiary, management initiated additional controls that include formally communicating the results of operations and financial positions of entities that are less than 100% owned to personnel with an in-depth knowledge of the operations of the entity, senior executive officers, as well as financial accounting personnel, and recently appointed and trained an internal subject matter expert who is responsible for assessing the accounting treatment of current and future investments in entities that are less than 100% owned.
As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above, and these material weaknesses will not be considered remediated until: (1) these new resources are fully engaged and new processes are fully implemented; (2) the new processes are implemented for a sufficient period of time; and (3) we are confident that the new processes are operating effectively.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts discussed above, there were no changes in our internal control over financial reporting during the three months ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 — Contingencies and Commitments and Note 16 — Percentage-of-Completion Contracts — Claims, Unapproved Change Orders, Performance Guarantees and Project Incentives of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements” for a detail of our material pending legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in 2006 Form 10-K/A except for the risk factors listed below.
Non-compliance with SEC filing requirements could adversely affect our ability to access public capital markets.
As a result of the failure to satisfy our periodic reporting obligations under the Exchange Act, we are ineligible to register our securities on Form S-3 for sale by us or resale by others for one year from the date of coming into compliance. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC as required by the Exchange Act, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.
Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.
Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio, and a defined minimum net worth. In addition, the defined terms used in calculating the financial covenants require us to follow GAAP, which requires the use of judgments and estimates, and may change from time to time based on new accounting pronouncements. We may not be able to satisfy these covenants, especially if our operating results fall below management’s expectations as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our Credit Facility.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we cannot assure you that we will be able to obtain any necessary waivers or amendments. In the event of any default not waived, the lenders under our Credit Facility are not required to lend any additional amounts to us and could elect to declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, and/or require us to cash collateralize our outstanding letters of credit at the time of default. It is unlikely that we could cash collateralize our letters of credit. As a result, our lenders could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If any future indebtedness under our Credit Facility is accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full. As of May 31, 2007, we had no borrowings under the Credit Facility. Outstanding letters of credit inclusive of both domestic financial and domestic performance were approximately $520.6 million.
Accordingly, in the event of a default under our Credit Facility, we would need to obtain a waiver from our sureties or an amendment to our indemnity agreements. We cannot assure you that we would be successful in obtaining any such amendment or waiver.
Risks related to our Investment in Westinghouse could have an adverse effect on us.
We incur significant interest cost on the Westinghouse Bonds that were sold to finance the Westinghouse acquisition. We can provide no assurance that we will receive dividends from our investment in amounts sufficient to cover these costs.
While we have a member on the board of the Westinghouse acquisition companies, we generally do not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. In addition, we have limited access to and ability to disclose the details of the Westinghouse business and its operations.

We are subject to certain limitations on our ability to sell our investment without the approval of the other shareholders. In addition, under the terms of our shareholders’ agreements relating to the Westinghouse investment, the other shareholders of Westinghouse would have a right to require us to sell our shares to them if we undergo certain change of control events or if our company or NEH goes bankrupt. In addition, when the financing for our investment matures in 2013 (or earlier in the event of certain defaults), we will be required to either refinance such indebtedness or to exercise our Put Option to sell our investment back to Toshiba. As a result, we could lose our Investment in Westinghouse.
Although we have obtained certain exclusive rights to participate in Westinghouse advanced passive AP 1000 nuclear plant projects and preferred rights to provide other services we can provide no assurance that we will obtain significant business from this arrangement.
Foreign exchange risks may affect our ability to realize a profit from existing projects or to obtain contracts for future international projects.
We generally attempt to denominate our contracts in U.S. dollars or, in the case of our foreign subsidiaries, in their functional currency. However, from time to time we enter into contracts denominated in a foreign currency. This practice subjects us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, matching the contract revenues currency with the contract costs currency or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions do not always eliminate all foreign exchange risks.
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

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference
3.1	Amendment to and restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

10.1	Waiver dated as of March 19, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on March 19, 2007	1-12227	10.1

10.2	Waiver dated as of April 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on April 17, 2007	1-12227	10.1

*†10.3	First Amendment to Employment Agreement dated as of May 7, 2007, by and between the Company and Gary P. Graphia

*†10.4	Employment Agreement dated as of May 7, 2007, and related Nondisclosure and Noncompetition Agreement by and between the Company and Clifton Scott Rankin

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: October 10, 2007	/s/ Brian K. Ferraioli
Brian K. Ferraioli
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

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference
3.1	Amendment to and restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

10.1	Waiver dated as of March 19, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on March 19, 2007	1-12227	10.1

10.2	Waiver dated as of April 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on April 17, 2007	1-12227	10.1

*†10.3	First Amendment to Employment Agreement dated as of May 7, 2007, by and between the Company and Gary P. Graphia

*†10.4	Employment Agreement dated as of May 7, 2007, and related Nondisclosure and Noncompetition Agreement by and between the Company and Clifton Scott Rankin

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002