Form 10-K
period 2007-08-31
SHAW GROUP INC
filed 2007-12-06
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
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

(225) 932-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — no par value	New York Stock Exchange
Preferred Stock Purchase Rights with respect to Common Stock — no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.4 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on February 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of the registrant’s common stock outstanding at November 26, 2007 was 81,723,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (SEC) within 120 days of August 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended August 31, 2007 (this Form 10-K).

EXPLANATORY NOTE

The financial statements of The Shaw Group Inc. (Shaw, we, us, and our) for the fiscal years ended August 31, 2006 and 2005 included in this Annual Report on Form 10-K for our fiscal year ended August 31, 2007 reflect a restatement to correct accounting errors. The net aggregate impact of the accounting errors on net income for fiscal years 2006 and 2005 is a decrease of $0.6 million and $0.3 million, respectively; and our previously reported retained earnings as of September 1, 2004 is reduced by $2.4 million. These errors impact multiple previous reporting periods.

As reported in our Current Report on Form 8-K dated November 13, 2007, in connection with a review of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006 (2006 Annual Report), our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006 (2007 1st Quarter Form 10-Q/A), and our Quarterly Reports on Form 10-Q for the three months ended February 28, 2007 and May 31, 2007, the Staff of the Corporate Finance Division of the Securities and Exchange Commission (the Staff) issued a letter in which the Staff commented on certain items in our consolidated financial statements. Specifically, the Staff’s comments addressed certain charges — primarily recorded and disclosed in the 2007 1st Quarter Form 10-Q/A — that related to fiscal years 2006 and 2005.

As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our financial statements for fiscal years 2005 and 2006 and the first three fiscal quarters of 2007. The adjustments include errors in the accounting for the following items:

•	Estimates of revenues and cost of revenues on contracts, including recognition of liquidated damages on a project, and allowances for uncollectible amounts resulting in changes to previously reported revenues and cost of revenues;

•	Deferred costs deemed unrecoverable resulting in changes to previously reported cost of revenues;

•	Compensation related matters, including vacation and benefit accruals, employment contracts, and stock-based compensation resulting in changes to costs of revenues, general and administrative expenses, other income and expense, and provision for income taxes; and

•	Lease related items, including rent escalation provisions and amortization of leasehold improvements resulting in changes to costs of revenues and general and administrative expenses.

•	Other errors resulting in other adjustments that are less significant and affect various other accounts.

These restatements are reflected within this Form 10-K. We did not amend any previously filed reports.

As a result of our discussions with the Staff, on November 12, 2007, our management and the Audit Committee of our Board of Directors concluded that: (1) Shaw’s previously issued financial statements and any related reports of its independent registered public accounting firms for: (a) the fiscal year ended August 31, 2005; (b) the fiscal year ended August 31, 2006; and (c) each of the three month periods ending November 30, 2006, February 28, 2007, and May 31, 2007, should no longer be relied upon; (2) Shaw’s earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to the aforementioned financial statements; (3) Shaw’s financial statements for the fiscal years ended August 31, 2005 and August 31, 2006 and the three month periods ending November 30, 2006, February 28, 2007, and May 31, 2007 should be restated to reflect the changes discussed above; and (4) the restatement of such financial statements would be set forth in this Annual Report on Form 10-K when filed.

See Notes 1, 21 and 23 of our consolidated financial statements included in Part II, Item 8 — Financial Statements and Supplementary Data of this Form 10-K for additional information.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in: (1) Part I, Item 1A — Risk Factors and elsewhere in this Form 10-K; (2) our reports and registration statements filed from time to time with the SEC; and (3) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 1.	Business

General

The Shaw Group Inc. (Shaw, we, us, our) was founded in 1987 by Jim Bernhard, Chairman and Chief Executive Officer, and two colleagues as a fabrication shop in Baton Rouge, Louisiana. We have evolved into a diverse engineering, technology, construction, fabrication, environmental and industrial services organization. We provide our services to a diverse customer base that includes multinational oil companies and industrial corporations, regulated utilities, independent and merchant power producers, government agencies and other equipment manufacturers. Approximately 27,000 employees deliver our services from more than 150 locations, including 22 international locations. Our fiscal year 2007 revenues were approximately $5.7 billion. At August 31, 2007, our backlog of approximately $14.3 billion was diversified in terms of customer concentration, end markets served and services provided. Approximately 48% of our backlog was comprised of “cost-reimbursable” contracts and 52% of “fixed-price” contracts. Most of our major fixed-price contracts contain some cost risk-sharing mechanisms such as escalation or price adjustments for items such as labor and commodity prices. For an explanation of these contracts, see Part I, Item 1 — Business — Types of Contracts, below.

Through organic growth and a series of strategic acquisitions, we have significantly expanded our expertise and the breadth of our service offerings.

In July 2000, we acquired the assets of Stone & Webster, a leading global provider of engineering, procurement and construction (EPC), construction management and consulting services to the energy, chemical, environmental and infrastructure industries. Combined with our existing pipe fabrication and construction capabilities, this acquisition transformed us into a vertically-integrated provider of engineering, procurement and construction services.

Our May 2002 acquisition of the IT Group assets significantly increased our position in the environmental and infrastructure markets, particularly in the federal services sector. The IT Group acquisition further diversified our end market, customer and contract mix and provided new opportunities to cross-sell services, such as environmental remediation services, to our existing EPC customers.

Our October 2006 acquisition of 20% of Westinghouse enhanced our opportunity to participate in the domestic and international nuclear electric power markets. Westinghouse provides advanced nuclear plant designs and equipment, fuel, and a wide range of other products and services to the owners and operators of nuclear power plants. For an explanation of this investment, see Investment in Westinghouse Segment in Part I, Item 1 — Business below. We have acquired and developed significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. We believe we have significant expertise in effectively managing the procurement of materials, subcontractors and craft labor. Depending on the project, we may function as the primary contractor, as a subcontractor to another firm or as a construction manager engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. We provide technical and economic analysis and recommendations to owners, investors, developers, operators and governments primarily in the global fossil and nuclear power industries and energy and chemicals industries. Our services include competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and energy demand modeling. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated refinery and petrochemicals solutions. Stone & Webster, in conjunction with key alliance partners, including Badger Licensing LLC, Total Petrochemicals, and Axens offers leading technology in many sectors of the refining and petrochemical industries.

Shaw Capital, Inc., a wholly owned subsidiary of Shaw, leverages our global presence, technical and operational experience, and transactional capabilities to identify and develop targeted project investment opportunities. Shaw Capital, Inc. receives management fees from its partners and affiliates and may also have the opportunity to participate with equity ownership in projects. Shaw Capital’s partners and affiliates provide access to over $1 billion in equity, mezzanine, and debt investment opportunities, to the energy, chemicals, environmental, infrastructure, and related markets.

Operating Segments

Segment revenue and profit information, additional financial data and commentary on recent financial results for operating segments are provided in Note 14 — Business Segments to the consolidated financial statements and in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating businesses that are reported as segments include Fossil & Nuclear, Energy and Chemicals (E&C), Environmental and Infrastructure (E&I), Maintenance, Fabrication and Manufacturing (F&M), and Investment in Westinghouse. A summary description of each of our operating segments follows.

Fossil & Nuclear Segment

The Fossil & Nuclear segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil and nuclear power generation industries.

Nuclear.  We support the U.S. domestic nuclear industry with engineering, maintenance and construction services. We hold a leadership position in nuclear power uprates for existing plants, having brought in excess of 2,000 megawatts of new nuclear generation to the electric power transmission grid in the U.S. between 1984 and present. In addition, we are currently serving as architect-engineer for the National Enrichment Facility and are providing engineering services in support of new nuclear units in Korea and the People’s Republic of China. We anticipate growth in the global nuclear power sector, driven in large part by the U.S., China and India. Our support of existing U.S. utilities, coupled with our investment in Westinghouse, is expected to result in increased levels of activity in this sector for us. Safe and reliable operation of existing plants, concerns associated with climate change, and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. Several domestic utilities are developing plans for new baseload nuclear generation. According to the Nuclear Energy Institute and the Nuclear Regulatory Commission, in the U.S., there are plans for 36 new units under development as of October 2007, with the Westinghouse advanced passive AP1000 design being considered for at least 12 of them. Our existing base of nuclear services work, coupled with our collaboration with Westinghouse and the AP1000 design, should position us to capitalize on growth within this industry.

Clean Coal-Fired Generation.  The rise in oil prices and wide fluctuations in natural gas prices have prompted electric power companies in the U.S. to pursue construction of new coal-fired power plants utilizing advanced combustion and emission control technologies. Coal-fired capacity is typically expensive to build but has relatively low operating costs. The continued operating cost advantage of coal over other fossil fuels has prompted electric utilities and independent power producers (IPP’s) in recent years to focus on clean coal-fired generation. During fiscal year 2007, we executed EPC contracts for three new, highly-efficient coal generation facilities: an 800 megawatt supercritical plant in North Carolina, a 600 megawatt ultra-supercritical plant in Arkansas, and a 585 megawatt circulating fluidized bed (CFB) facility in Virginia. In addition, we are negotiating a contract on a 660 megawatt CFB facility. We continue to observe a steady stream of new opportunities in this market and expect our experience to position us to share in new clean coal-fired generation awards.

Air Quality Control (AQC).  Our AQC business includes domestic and selected international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, projects related to controlling fine particle pollution, carbon capture, and selective catalytic reduction (SCR) markets.

Environmental regulations and related air quality concerns have increased the need to retrofit existing coal-fired energy plants with modern pollution control equipment. We have been selected to provide EPC retrofit services on many of the power plants requiring FGD for sulfur dioxide emissions control. The March 2005 Clean Air Interstate Rule (CAIR) issued by the U.S. Environmental Protection Agency (EPA), which reduces the allowable sulfur dioxide emissions in the eastern half of the U.S. by 70% (from 2003 levels) by 2015 and reduces emissions of nitrogen oxides by 60% (from 2003 levels) by 2015, was a major driver for this market. According to the June 2007 Argus Scrubber Report, we believe that over 70,000 to 80,000 megawatts or approximately 60% to 70% of the domestic coal plants that require FGD retrofit systems are in engineering, construction or startup phase. We believe that we are the market leader for these services, being awarded approximately 25% to 30% of the estimated domestic market for these services. We expect most of the currently contracted domestic FGD projects will achieve commercial operation by the end of 2009 in order to meet regulatory requirements. We expect the remaining 25% of the domestic FGD market of approximately 30,000 to 40,000 megawatts to be contracted over the next three to five years.

There is also a growing market for installation of mercury emission controls at existing coal-fired power plants. The Clean Air Mercury Rule (CAMR) adopted by EPA in May 2005 and state regulations imposing even more stringent mercury emission limits are another driver for this retrofit market. Connecticut, Massachusetts, New Jersey, Maryland, and Wisconsin currently have state mercury emissions rules and at least 15 other states are in the process of establishing mercury emission rules. We have two EPC mercury control projects under execution. We believe the domestic market for these services, based on existing federal regulations, is approximately $4 billion over the next four years. The market could increase in the future as more states establish new rules.

AQC EPC opportunities outside the FGD and mercury control markets, such as SCR, are expected to be limited to smaller plant maintenance project work in 2008. Most electric power producers have completed their fleet NOx emissions control installations. However, we plan to pursue NOx control work with existing clients.

Fine particle pollution regulations were promulgated by the EPA in March, 2007. The EPA issued a rule defining requirements for state plans to reduce concentrations of particulates in areas with levels of fine particle pollution that do not meet national air quality standards. State plans under this final rule, known as the Clean Air Fine Particle Implementation Rule, are now being developed. States must meet the fine particle pollution standard by 2010. However, in their 2008 implementation plans, states may propose an attainment date extension for up to five years. Those areas for which EPA approves an extension must achieve EPA’s national air quality standards for fine particulates no later than 2015.

Gas-Fired Generation.  In fiscal year 2007 active investment in new power generation was focused primarily on coal due to its relatively low operating cost compared to natural gas. We have recently observed some renewed interest in new gas-fired generation as electric utilities and IPP’s looked to diversify their generation options, but we expect the number of gas-fired projects to remain small in comparison to expected coal and nuclear projects. However, recent initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases” that are perceived to be contributing to global warming could stimulate demand for gas-fired power plants because gas-fired plants have substantially lower emissions of carbon dioxide than coal-fired plants. Gas-fired plants are typically less expensive to construct than coal-fired and nuclear plants, but have comparatively higher fuel costs. We expect this market to expand and believe our capabilities and expertise will position us as a market leader.

Other Markets.  Shaw Energy Delivery Services, Inc. (EDS) designs, builds, operates, and maintains power transmission and distribution facilities and systems. Our services include design, construction and maintenance of transmission and distribution lines as well as substations.

Environmental & Infrastructure (E&I) Segment

Our E&I segment designs and executes remediation solutions involving contaminants in soil, air and water. We also provide project and facilities management and other related services for non-environmental construction, watershed restoration, emergency response services, outsourcing of privatization markets, program management, operations and maintenance solutions to support and enhance domestic and global land, water and air transportation systems.

Federal Markets.  Our core services include environmental restoration, regulatory compliance, facilities management, emergency response and design and construction services to U.S. government agencies, such as the Department of Defense (DOD), the Department of Energy (DOE), the Environmental Protection Agency (EPA), and the Federal Emergency Management Agency (FEMA). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, the Compensation and Liability Act (CERCLA or Superfund) and the Resource Conservation and Recovery Act (RCRA). Additionally, we provide regulatory compliance support for the requirements of the Clean Water Act, Clean Air Act and Toxic Substances Control Act. For the DOE, we are presently working on several former nuclear weapons production sites where we provide engineering, construction and construction management for nuclear activities. For the DOD, we are involved in projects at several Superfund sites and Formerly Utilized Sites Remedial Action Program (FUSRAP) sites managed by the U.S. Army Corps of Engineers. The DOD is increasingly using performance-based contracting vehicles, including guaranteed fixed-price contracts, wherein we assume responsibility for cleanup and regulatory closure of contaminated sites for a firm fixed-price. We purchase environmental insurance to provide protection from unanticipated cost growth due to unknown site conditions, changes in regulatory requirements and other project risks. For the U.S. Army, we are working on the Army’s chemical demilitarization program at several sites.

Our Facilities Management business provides integrated planning, operations and maintenance services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction and maintaining public safety services including police, fire and emergency services. Our customers include the DOE, NASA, the U.S. Army and the U.S. Navy.

We expect that a significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases and to restoring former nuclear weapons facilities to acceptable conditions. The DOD has determined there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. We believe that we are positioned to assist DOD with decontamination and remediation activities at these sites. Similarly, the DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to remediate areas contaminated with hazardous and radioactive waste, and we believe that we are well positioned to assist DOE with these efforts. We continue to provide engineering and project leadership support to other DOE nuclear programs such as the Mixed Oxide Fuel Fabrication and Yucca Mountain projects.

Commercial, State and Local Markets.  Our core services include environmental consulting, engineering construction, management and operation and maintenance services to private-sector and state and local government customers. We provide full service environmental capabilities, including site selection, permitting, design, build, operation, decontamination, demolition, remediation and redevelopment. We also provide complete life cycle management of solid waste, with capabilities that range from site investigation through landfill design and construction to post-closure operations and maintenance or site redevelopment.

Coastal and Natural Resource Restoration.  We have performed wetland construction, mitigation, restoration and related work in the Everglades, Chesapeake Bay area and other areas throughout the U.S. New opportunities for these types of projects are present in both the governmental and commercial markets. The Coastal Wetlands Planning Protection and Restoration Act (CWPPRA) provides federal funds to conserve, restore and create coastal wetlands and barrier islands, and we believe our E&I segment is positioned to participate in wetlands and coastal restoration work in Louisiana and other locations throughout the U.S.

Transportation Infrastructure.  The Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users SAFETEA-LU stimulates new transportation project funding opportunities. By leveraging our capabilities across several business segments, we believe that we can participate in large scale and localized infrastructure projects by partnering with government agencies and with private entities. We offer financing solutions to, and design and build operations services for, our clients so that their critical needs arising from aging infrastructure, congestion and expansion requirements can be addressed.

Ports and Marine Facilities.  We are pursuing opportunities in maritime engineering and design services including navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. As part of this strategy, in fiscal year 2007, we acquired a maritime engineering and design firm to enhance our portfolio of services to government and commercial port and marine facility clients. We believe this acquisition expands our marine infrastructure planning services and positions us to provide a full range of design, engineering and project management services to domestic and international maritime clients.

Other Markets.  Other service offerings include maritime services, water quality initiatives and our environmental liability transfer programs. Our maritime engineering and design services including navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. Our commercial water-treatment technologies target public drinking water providers, municipal authorities and industrial waste water treatment facilities with testing, assessments and permitting services and specialized equipment and water treatment systems to help meet regulatory standards. Through two proprietary programs, we also serve clients who desire to transfer or reduce their environmental liabilities. We have created the “Shaw Insured Environmental Liability Distribution” or “SHIELD“tm program, a proprietary structured transaction tool that uses environmental insurance products and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities. Another program is provided through our subsidiary The LandBank Group, Inc. (LandBank), which purchases at a discount environmentally impaired properties with inherent value, purchases environmental insurance to limit the environmental liabilities associated with the properties, when appropriate, and then remediates and/or takes other steps to improve and increase the value of the properties.

Energy & Chemical (E&C) Segment

Our E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical, and chemical industries. We expect that high crude oil prices will continue to support capital expenditures by our major oil and petrochemical customers and may provide opportunities for us to increase our activity levels in these service areas.

Chemicals.  Demand in the chemical industries remains strong, fueled by strong growth in the economies of China and India as well as the rising standard of living in other developing economies. We expect the number of new petrochemical projects to continue to grow, driven primarily by increasing demand for base chemicals, ethylene, propylene, and other downstream petrochemical products. Internationally, we believe the Middle East and China provide the majority of petrochemical capacity expansion opportunities. In the Middle East, we expect new petrochemical opportunities due to relatively high crude oil prices and the availability of lower priced feed stock and natural gas and the proximity of the Middle East to the European and Asian markets. During fiscal year 2007, we were awarded petrochemical projects in China and Saudi Arabia for our Acrylonitrile — butadiene — styrene (ABS) polymer emulsion technology. ABS is a “bridge” polymer between commodity plastics and higher performance thermoplastics.

Refining.  We believe that refiners are searching for new products that can be produced from petroleum and considering integration production of those products into petrochemical facilities. We believe the demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier crude oils and to produce a greater number of products. Additionally, we believe relatively high crude oil prices, combined with refinery capacity constraints and demand stimulated by clean fuels and clean air legislation, are contributing to increasing opportunities primarily in the U.S. and Europe. We are currently participating in a major domestic refinery upgrade incorporating capacity and clean fuels capabilities. While the refining process is largely a commodity activity, refinery configuration depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs.

Fluid Catalytic Cracking (FCC) remains a key refining technology. We were awarded a number of grass root technology contracts in fiscal year 2007, primarily to facilities in Asia. We have an exclusive agreement with one international customer to license a key FCC-derived technology called Deep Catalytic Cracking (DCC) that encourages the refiner’s entry into the petrochemical arena. We believe this technology is emerging because of its ability to produce propylene, a base chemical that is in short supply and for which demand is growing faster than that of ethylene.

Ethylene.  Ethylene represents one of our core technologies. We estimate global demand for ethylene may grow at a rate of over 4% per year for the next three years, driven by the expected increased demand for polyethylene, polyesters, polystyrene and PVC, mainly in Asia. We expect that major oil and petrochemical companies will integrate refining and petrochemical facilities in order to improve profits, providing additional opportunities for us. In petrochemicals, we have extensive expertise in the construction of ethylene plants, which convert gas and/or liquid hydrocarbon feed stocks into ethylene, and derivative facilities which provide the source of many higher-value chemical products, including packaging, pipe, polyester, antifreeze, electronics, tires and tubes. We also perform services related to gas-processing including propane dehydrogenation facilities, gas treatment facilities and liquefied natural gas plants.

We believe ethylene production from petroleum derived naphtha is declining due to the availability of alternative low cost ethane feed stock in the Middle East. This change impacts the economic viability of gas feed steam crackers in North America where the natural gas prices are more volatile as a result of commodity market trading conditions. We expect new facilities to favor primarily gas feed crackers based on ethane extracted from natural gas. In fiscal year 2007, we were awarded the contract for a major expansion of an ethylene plant in Singapore by a major integrated oil and gas company. We estimate our market share to be approximately 40% of the market during the last 15 years. We are aware of only four ethylene technology licensor competitors and are well positioned to compete for new opportunities in this market.

Maintenance Segment

We perform routine and outage/turnaround maintenance including restorative, repair, renovation, modification, predictive and preventative maintenance services to customers in their facilities primarily in North America. Our Maintenance segment is positioned to assist the industrial market by providing a full range of integrated asset life cycle capabilities that complement our EPC services. We provide our clients with reliability services, turnarounds and outage services, capital construction services, tank design construction and maintenance, insulation, painting, and scaffolding services. Our complete range of services spanning from reliability engineering to hands-on maintenance expertise combine to assist our clients by increasing capacity, reducing failure and optimizing cost, ensuring the highest return on critical production assets within their facilities.

Nuclear Plant Maintenance and Modifications.  The U.S. currently has 104 operating nuclear reactors that continue to require engineering and maintenance services to support operations, planned outages, life/license extension, material upgrades, capacity up rates and improve performance. In addition to supporting operations and improving performance, plant restarts, up rate related modifications and new plant construction provide opportunities for further expansion. We also believe there are opportunities to take on additional in-plant support services.

We provide system-wide maintenance and modification services to 40 of the 104 operating domestic nuclear reactors. We concentrate on more complicated, non-commodity type projects where our historical expertise, and project management skills can add value to the project. We also believe we have a leading position in the decommissioning and decontamination business for commercial nuclear energy plants.

Fossil Plant Maintenance and Modifications.  We provide fossil plant maintenance services for energy generation facilities throughout North America. We believe that potential opportunities exist for further expansion into this market as energy demand continues to increase and customers seek longer run time, higher reliability and better outage performance. In addition, we believe our expertise developed by providing outage and construction planning and execution in the nuclear industry is valuable and is also recognized in the fossil power industry.

Chemical Plant Maintenance and Capital Construction Services.  We have a continuous presence in over 60 field service locations in the U.S. We service the petrochemical, specialty chemicals, oil and gas, manufacturing and refining markets. We believe that petrochemicals, clean fuels and refining markets provide the best growth opportunities for us. Expansion of these markets has been enhanced by governmental regulations supporting cleaner burning fuels and the supply of commodity chemicals to support the current domestic construction market. Our Maintenance segment also includes a capital construction component serving, in most cases, existing client sites.

Fabrication & Manufacturing (F&M) Segment

Our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries.

Fabrication.  We believe our expertise and proven capabilities to furnish complete piping systems on-budget and on-time in this global market have positioned us among the largest suppliers of fabricated piping systems for energy generation facilities in the U.S. We are also a leading supplier worldwide, serving both our other business segments and third parties. Piping systems are the critical path item in chemical plants that convert raw or feedstock materials to products. Piping system integration accounts for a significant portion of the total man-hours associated with constructing energy generation and chemical and other materials processing facilities. We fabricate fully-integrated piping systems for chemical customers around the world.

We provide fabrication of complex piping systems from raw materials including carbon and stainless steel, and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to specified lengths, welding fittings on the pipe and bending the pipe to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, Arkansas, Oklahoma, South Carolina, Utah, Venezuela and through a joint venture in Bahrain. Our South Carolina facility is authorized to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers (ASME) certification.

We believe our induction pipe bending technology is one of the most advanced, sophisticated and efficient technologies available. We utilize this technology and related equipment to bend pipe and other carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening. In addition, we have commenced a robotics program that we believe may result in productivity and quality levels not previously attained in this industry. By utilizing robotics, as well as new welding processes and production technology, we are able to provide our customers a complete range of fabrication capabilities.

Manufacturing and Distribution.  We operate manufacturing facilities in Louisiana and New Jersey where products are ultimately sold to operating plants, engineering and construction firms as well as to our other business segments. Manufacturing our own pipe fittings and maintaining considerable inventories of fittings and pipe enables us to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total costs. We operate distribution centers in Louisiana, Oklahoma, Texas, Georgia and New Jersey that distribute our products and products manufactured by third parties.

Investment in Westinghouse Segment

Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants to help keep nuclear power plants operating safely and competitively worldwide. Westinghouse technology is utilized in over 60 of the 104 operating domestic nuclear reactors and over 40% of the reactors operating internationally. We are aware that plans for over 30 new domestic reactors are under development, with the Westinghouse advanced passive AP1000 design being considered for at least 12 of them. Internationally, Westinghouse technology is currently being used for six reactors being constructed in South Korea and four reactors in China.

Our Investment in Westinghouse segment includes our 20% equity interest in Westinghouse, which we, along with Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd, acquired on October 16, 2006 from British Nuclear Fuels plc.

Customers and Marketing

Our customers are principally multinational oil companies and industrial corporations, regulated utilities, independent and merchant power producers, governmental agencies and other equipment manufacturers. We conduct our marketing efforts principally with an in-house sales force. In addition, we engage independent contractors to market to certain customers and territories. We pay our sales force a base salary plus, when applicable, an annual bonus. We pay our independent contractors on a commission basis that may also include a monthly retainer. A portion of our business, primarily our nuclear and fossil power plant maintenance business, is seasonal, resulting in fluctuations in revenues and gross profit in our Maintenance segment during our fiscal year. Generally, the spring and autumn are the peak periods for our Maintenance segment.

See Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data in the consolidated financial statements for information regarding our customer concentrations. Additionally, see in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog for information regarding our backlog concentrations as of August 31, 2007.

Employees

We employ in excess of 27,000 people, including approximately 12,000 permanent employees in our administrative and engineering offices and fabrication facilities, and approximately 15,000 employees at projects for which the headcount varies seasonally. Approximately 4,000 of these employees were represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We believe current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities. In addition, see Item 1A — Risk Factors for a discussion of the risk related to work stoppages and other labor issues.

Raw Materials and Suppliers

For our EPC services, we often rely on third party equipment and raw materials manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other market price fluctuations resulting from supply and demand imbalances. The current activity levels in many markets we serve are generating higher demand for labor, materials and equipment that we rely on to execute our contracts. We expect the current market for these inputs to continue to remain competitive throughout our fiscal year 2008.

Our principal raw materials for our pipe fabrication operations are carbon steel, stainless and other alloy piping, which we obtain from a number of domestic and foreign primary steel producers. The market for most raw materials is extremely competitive, and certain types of raw materials are available from only one or a few specialized suppliers.

We purchase directly from other manufacturers a majority of our pipe fittings. These arrangements generally lower our pipe fabrication costs because we are often able to negotiate advantageous purchase prices as a result of the volumes of our purchases. If a manufacturer is unable to deliver the materials according to the negotiated terms, we may be required to purchase the materials from another source (or manufacture on our own the pipe fittings) at a higher price. We keep items in stock at each of our facilities and transport items between our facilities as required. We obtain more specialized materials from suppliers when required for a project.

In addition, see Item 1A — Risk Factors for a discussion of our dependence on joint venture or consortium partners, subcontractors, and equipment manufacturers.

Industry Certifications

In order to perform nuclear construction, fabrication, and installation activities of ASME III Code items such as vessels, piping systems, supports and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required ASME certifications (N, N3, NPT, & NA stamps) (NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) and National Board registration certification (NB stamp) for N and N3 stamped nuclear components.

In order to perform fabrication and repairs of coded piping systems, our domestic construction operations and fabrication facilities, as well as our subsidiaries in Derby, U.K. and Maracaibo, Venezuela, maintain the ASME certification (U & PP stamps). The majority of our fabrication facilities, as well as our subsidiaries in Derby, U.K. and Maracaibo, Venezuela have also obtained the required ASME certification (S stamp) and the National Board certification (R stamp).

Our domestic subsidiary engineering and construction operations also maintain the required ASME certification (S stamp) and the National Board repair certification (R stamp), in addition to the ASME certifications (A, PP & U stamps) and the National Board registration certification (NB stamp) for S, A, PP, and U stamped items.

Our Laurens, South Carolina, facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material. This facility is also registered by the International Organization of Standards (ISO 9002). Substantially all of our North American engineering operations, as well as our U.K. operations, are also registered by the International Organization of Standards (ISO 9001). This registration provides assurance to our customers that we have procedures to control quality in our fabrication processes.

Patents, Tradenames and Licenses and Other Intellectual Property

We consider our computerized project control system, SHAW-MANtm, and our web-based earned value application, SHAWTRACtm, to be proprietary assets. We believe that our Stone & Webster subsidiary has a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program.

Through Badger Licensing, LLC, we expanded our proprietary technology licensing business through the acquisition of the Shell Heritage Bisphenol A (BPA) technology from Resolution Performance Products. Badger Licensing LLC, our joint venture with ExxonMobil Chemical, is in a leading position to supply proprietary ethyl benzene, styrene monomer, cumene and BPA technologies to the petrochemical industry. In other Stone & Webster technology partnerships, we are the exclusive provider of front-end basic engineering for Sasol’s Fischer-Tropsch technology in the areas of both gas-to-liquids and coal-to-liquids.

Through our acquisition of the assets of the IT Group in 2002, we have acquired certain patents that are useful in environmental remediation and related technologies. The technologies include the Biofast® in-situ remediation method, a vacuum extraction method for treating contaminated formations, and a method for soil treatment, which uses ozone. The IT Group acquisition also included the acquisition of proprietary software programs that are used in the management and control of hazardous wastes and the management and oversight of remediation projects.

In our acquisition of Envirogen, Inc. in 2003, we gained patented technologies, including processes for the control of biomass in Fluidized Bed Reactors that enhance overall system degradative performance and operating costs, biodegradation of MTBE and other compounds utilizing specialized bacteria and degradative techniques, and designs for Membrane Biological Reactors that reduce operating costs and downtime associated with membrane cleaning for water treatment.

In addition, see Item 1A — Risk Factors for the impact of changes in technology or new technology developments by our competitors could have on us.

Competition

The markets served by our Fossil & Nuclear, E&C, Maintenance and E&I segments are highly competitive and for the most part require substantial resources and highly-skilled and experienced technical personnel. A large number of regional, national and international companies are competing in the markets we serve, and certain of these competitors have greater financial and other resources, and more experience, market knowledge and customer relationships. Neither we nor any one of our competitors maintain a dominant market share position in the segments’ markets.

In pursuing piping, engineering and fabrication projects, we experience significant competition in both international and domestic markets. In the U.S., there are a number of smaller pipe fabricators; while internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than we have.

Companies that we compete with in our Fossil & Nuclear segment include: Bechtel; Fluor Corporation; Washington Group International; Black & Veatch; and Zachary. Companies that we compete with in our E&C segment include: Chicago Bridge & Iron Company; KBR Inc.; Jacobs Engineering Group, Inc.; TECHNIP; and JGC Corporation. Companies that we compete with in our E&I segment include: CH2M Hill; URS Corporation, TetraTech; Washington Group International; and KBR, Inc. Companies that we compete with in our Maintenance segment include: Fluor Corporation; Day & Zimmerman/The Atlantic Group; Turner Industries; KBR, Inc.; and Jacobs Engineering Group, Inc. Companies that compete with our Investment in Westinghouse segment include: Areva; General Electric (GE); Mitsubishi; Hitachi; and Atomstroyexport.

In addition, see Item 1A — Risk Factors for a discussion of the risks related to competition we face in each of our business segments.

Discontinued Operations

For information regarding our discontinued operations, see Item 8 — Financial Statements and Supplementary Data.

Financial Information about Segments and Geographic Areas

For detailed financial information regarding each business segment and export sales information, see Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data.

In addition, see Item 1A — Risk Factors for a discussion of the risks related to our foreign operations.

Backlog of Unfilled Orders

Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Awards in backlog represent legally binding agreements for projects that management believes are probable to proceed. Awards are evaluated by management on a project-by-project basis, and are reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract proceeding. Projects in backlog may be altered (increased or decreased) for scope changes and/or may be suspended or cancelled at any time by our clients.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about our backlog as of August 31, 2007 and 2006.

Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable plus a fee or mark-up contracts and fixed-price contracts, both of which may be modified by cost escalation provisions or other risk sharing mechanisms, and incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We focus our EPC activities on a cost-reimbursable plus a fee or mark-up and negotiated fixed-price work, each as described in more detail below. We believe these types of contracts may help reduce our exposure to unanticipated and unrecoverable cost overruns. Our fixed-price contracts are generally obtained by direct negotiation rather than by competitive bid. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages.

At August 31, 2007, approximately 48% of our backlog was comprised of cost-reimbursable contracts and 52% was fixed-price contracts.

Our cost-reimbursable contracts include the following:

•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our customers and regulatory audit agencies, which could result in costs being disputed as non-reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee which may be at risk if the target price is exceeded. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or savings for costs less than the target. In some contracts, we may agree to share cost overruns in excess of our fee, which could result in a loss on the project.

Our fixed-price contracts include the following:

•	Firm fixed-price contract — May include contracts in which the price is not subject to any cost or performance adjustments and contracts where certain risks are shared with clients such as labor costs, commodity pricing changes, and/or cost escalation. As a result, we may benefit or be penalized from costs variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other events negotiated.

•	Maximum price contract — A contract that provides at the outset for an initial target cost, an initial target profit and a price ceiling. The price is subject to cost adjustments incurred, but the adjustments generally do not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being the number of units of work performed. Variations in unit-price contracts include the same type of variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and the unit prices.

U.S. Government contracts are typically awarded through competitive bidding or negotiations pursuant to federal acquisition regulations and may involve several bidders or offerors. Government contracts also typically have annual funding limitations and are limited by public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed. Many of these contracts are multi-year indefinite duration, indefinite quantity (IDIQ) agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the client to define the scope and amount of work required. Although these contracts do not initially provide us with any specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding. We generally include in our backlog an estimate of the work we expect to receive under these specific agreements.

Although we generally serve as the prime contractor on our federal government contracts, or as part of a joint venture, which is the prime contractor, we may also serve as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, we have entered into and expect to continue to enter into joint venture or teaming arrangements with competitors.

U.S. Government contracts generally are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s discretion. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

Our continuing service agreements with customers expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments. Service agreements allow our customers to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power generation, chemical and refinery projects. In addition, while these agreements do not typically contain committed volumes, we believe that these agreements provide us with a steady source of new projects and help minimize the impact of short-term pricing volatility and reduce our sales pursuit costs.

Environmental Matters

We are subject to numerous international, federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of hazardous materials and wastes. Environmental protection laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.

The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs with respect to environmental compliance have not been material, and we have not incurred any material environmental liability. However, we can provide no assurance that we will not incur material environmental costs or liabilities in the future. For additional information on how environmental matters may impact our business, see Item 1A — Risk Factors.

In addition, under CERCLA and comparable state laws, we may be required to investigate and remediate hazardous substances and other regulated materials that have been released into the environment. CERCLA and comparable state laws typically impose joint and several liability without regard to whether a company knew of or caused the release of the materials, and liability for the entire cost of clean-up can be imposed upon any responsible party. We could also incur environmental liability at sites where we have been hired by potentially responsible parties (PRPs) to remediate contamination of the site. Some PRPs have from time to time sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for site cleanup costs in certain circumstances. These PRPs have asserted that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur cleanup costs directly, notwithstanding the potential availability of contribution or indemnification from other parties. Over the past several years, the EPA and other federal agencies have significantly constricted the circumstances under which they will indemnify their contractors against liabilities incurred in connection with the investigation and remediation of contaminated properties.

In response to recent scientific studies suggesting that emissions of carbon dioxide and other “greenhouse gases” may be contributing to global warming, the U.S. Congress is actively considering, and several states have already adopted, legislation to reduce emissions of greenhouse gases. In addition, the EPA is considering adopting regulations to control emissions of carbon dioxide in response to the U.S. Supreme Court’s April 2007 decision in Massachusetts, et al. v. EPA. Any legislation or regulation restricting emissions of greenhouse gases could have a significant impact on our business. One potential negative impact is a reduction in demand for construction of new coal-fired power plants, but this impact could be offset by an increase in demand for construction of new nuclear power plants. It is not possible to predict at this time whether any such legislation or regulation would have an overall negative or positive impact on our business.

Available Information

We are a Louisiana corporation. Our executive offices are located at 4171 Essen Lane, Baton Rouge, Louisiana 70809. Our telephone number is 1-225-932-2500. All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C.

20549, or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange (NYSE). We filed last year’s certification on March 30, 2007. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

Item 1A.	Risk Factors

The dollar amount of our backlog of unfilled orders, as stated at any given time, is not necessarily indicative of our future revenues or earnings.

As of August 31, 2007, our backlog was approximately $14.3 billion. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments versus the original scope of our original estimates may occur with respect to contracts reflected in our backlog as discussed in more detail below.

Our backlog consists of projects for which we have signed contracts or commitments from customers, including contracts where there are legally binding agreements without the scope being defined. Commitments may be in the form of written contracts for specific projects, purchase orders or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. Our backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time. Our backlog also includes expected revenues for government and maintenance contracts that may not specify actual dollar amounts of work to be performed. For these contracts, our backlog is based on an estimate of work to be performed based on our knowledge of customers’ stated intentions or our historic experience.

Because of changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow, and may reduce the value of our stock.

Reductions in our backlog due to cancellation by a customer or for other reasons adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operation, and cash flow may be adversely impacted, and the value of our stock may be reduced.

Our results of operations depend on new contract awards, and the selection process and timing for performing these contracts are subject to contingencies beyond our control.

A substantial portion of our revenues is directly or indirectly derived from awards of large-scale domestic and international projects that can span several years. It is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenues is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. In addition, many of these contracts are subject to client financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project, which could delay or result in the cancellation of the project.

The nature of our contracts, particularly fixed-price contracts, could adversely affect us.

Approximately 48% of our backlog as of August 31, 2007 was from cost-reimbursable contracts and the remaining 52% was from fixed-price contracts. Revenues and gross profit from cost-reimbursable, long-term contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contract term. Under fixed-price contracts, we agree to perform the contract for a fixed-price. While we benefit from costs savings and earnings from approved change orders, under fixed-priced contracts, we are generally unable to recover cost overruns to the approved contract price. Under certain fixed-price contracts, we share with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns. Contract prices are established based, in part, on cost estimates that are subject to a number of assumptions, including future economic conditions, third party costs, estimated schedule to complete the work, availability of labor and materials. If these estimates prove inaccurate or circumstances change, cost overruns could occur, having a material adverse effect on our business and results of our operations. For example, our profit for these projects could decrease or we could experience losses if we are unable to secure fixed pricing commitments from our suppliers at the time the contracts are entered into or if we experience cost increases for material or labor during the performance of the contracts. We have incurred significant losses in the past three years on fixed-price contracts.

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

Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. In addition, many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult for us to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us for these matters, we may be required to record a charge against earnings related to the project which could result in a material loss.

We estimate total contract costs in pricing our fixed-price contracts by incorporating assumptions to address inflation and fluctuations in market price for labor, equipment and materials. However, we cannot predict these variable components with certainty. As a result, we may incur total costs that exceed original estimates due to increased materials, labor or other costs, which could contribute to a lower than expected return or losses on our projects that are not governed by escalation clauses resulting in a material adverse effect on our results of operations and financial condition.

Our projects may encounter difficulties that may result in additional costs to us, including but not limited to, reductions in revenues, claims, disputes and the payment of damages.

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we generally rely on third-party equipment manufacturers as well as third-party subcontractors to assist us with the completion of our contracts. In some cases, the equipment we purchase for a project or that is provided to us by the customer does not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer and, in some cases, may require us to obtain alternate equipment at additional cost. Any delay by subcontractors to complete their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project, as well as other factors beyond our control, may result in delays in the overall progress of the project or cause us to incur additional costs, or both. These delays and additional costs may be substantial, and we may be required to compensate the customer for these delays. While we may recover these additional costs from the responsible vendor, subcontractor or other third-party, we may not be able to recover all of these costs in all circumstances.

In addition, some contracts may require our customers to provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer may provide us with deficient design or engineering information or equipment or may provide the information or equipment to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. We are subject to the risk that we might be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred due to customer requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenues and gross profit that were recognized in prior periods. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.

Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.

As more fully discussed in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 — Description of Business and Summary of Significant Accounting Policies of our consolidated financial statements in Item 8 — Financial Statements and Supplementary Data, a substantial portion of our revenues are recognized using the percentage-of-completion method of accounting, which is a standard method for EPC contracts. The percentage-of-completion accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Although a significant portion of our contracts are cost-reimbursable and our financial loss exposure on cost-reimbursable contracts is generally limited, the loss provisions or adjustments to the contract profit and loss resulting from future changes in our estimates or contract penalty provisions could be significant and could result in a reduction or elimination of previously recognized earnings or result in losses. In certain circumstances, these adjustments could be material to our operating results.

Our projects expose us to potential professional liability, product liability, warranty and other claims.

We engineer, construct and perform services in large industrial facilities where accidents or system failures can be disastrous. Any catastrophic occurrences in excess of insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us. In addition, under some of our contracts, we must use new metals or processes for producing or fabricating pipe for our customers. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or reworking costs.

Further, the engineering and construction projects we perform expose us to additional risks including equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems, each of which could significantly impact our performance and materially impact our financial statements. In addition, once our construction is complete, we may face claims with respect to the performance of these facilities, which could materially impact our financial statements.

Our failure to meet schedule or performance requirements of our contracts could adversely affect our profitability.

In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in a reduction of revenues or additional costs, and these additional costs could exceed projected profits. Our revenues could be reduced by liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base. For examples of the kinds of claims which may result from liquidated damages provisions and cost overruns, see Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives to our consolidated financial statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

Our dependence on joint venture or consortium partners, subcontractors and equipment manufacturers could expose us to the risk of loss.

We rely on third-party partners, equipment manufacturers as well as third-party subcontractors to complete our projects. To the extent our partners cannot execute their portion of the work or we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. Our inability to obtain materials from these suppliers could jeopardize our ability to timely complete a project or realize a profit. In addition, if a partner, subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

If our partners fail to perform their contractual obligations on a project, we could be exposed to loss of reputation and additional financial performance obligations that could result in reduced profits or, in some cases, significant losses.

We often enter into joint ventures as part of our environmental and engineering, procurement and construction businesses so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint venture may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Demand for our products and services is cyclical and vulnerable to downturns in the industries to which we market our products and services.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.

The U.S. government can audit and disallow costs reimbursed under our government contracts and can terminate contracts without cause.

We are a major provider of services to U.S. governmental agencies and therefore are exposed to risks associated with government contracting, including reductions in government spending, cancelled or delayed appropriations specific to our projects, heightened competition and modified or terminated contracts, which could have a material adverse effect on our business. For the fiscal year ended August 31, 2007, 18% of our backlog is with U.S. governmental agencies.

Government customers typically can terminate or modify contracts with us at their convenience. As a result, our backlog may be reduced or we may incur a loss if a government agency decides to terminate or modify a contract.

We are the subject of audits, cost reviews and investigations by government contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Cost disallowances may result in adjustments to previously reported revenues and may require refunding previously collected cash proceeds.

In addition, our failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time and possible civil or criminal fines and penalties and the risk of public scrutiny of our performance, each of which could have a material adverse effect on our business.

Each year some government contracts may be dependent on the legislative appropriations process. If legislative appropriations are not made in subsequent years of a multiple-year government contract, we may not realize all of our potential revenues and profits from that contract.

Legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, contracts may be only partially funded, and we may not realize all of our potential revenues and profits from a contract with the government. Appropriations, and the timing of payment, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP), management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include, among other things:

•	contract costs and profits and application of the percentage-of-completion method of accounting;

•	revenues recognized, and reduction of costs recognized, as a result of contract claims;

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ materially from our estimates. Changes in reported amounts may be recorded in future periods.

Risks related to our Investment in Westinghouse could have an adverse effect on us.

We incur significant interest cost on the Westinghouse bonds that we issued to finance this acquisition. We can provide no assurance that we will receive dividends from our investment in an amount sufficient to cover these costs.

While we have significant influence as a member on the board of Westinghouse acquisition companies, we generally do not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. In addition, we have limited access to and ability to disclose the details of the Westinghouse business and its operations.

We are subject to certain limitations on our ability to sell our investment without the approval of the other shareholders. In addition, under the terms of our shareholders’ agreements relating to the Westinghouse investment, the other shareholders of Westinghouse would have a right to require us to sell our shares to them if we undergo certain change of control events or if we go bankrupt. In addition, when the bonds for our investment matures in 2013 (or earlier in the event of certain defaults), we will be required to either refinance such indebtedness or to exercise our put option to sell our investment back to Toshiba. As a result, we could lose some or all of our investment in Westinghouse.

Although we have obtained certain exclusive rights to participate in Westinghouse advanced passive AP 1000 nuclear plant projects and preferred rights to provide other services, we can provide no assurance that we will obtain significant business from this arrangement.

Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders, could adversely affect our ability to borrow under the Credit Facility.

Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio and a defined minimum net worth. In addition, we are required to file our quarterly and annual reports with the SEC on a timely basis. The defined terms used in calculating the financial covenants require us to follow GAAP, which requires the use of judgments and estimates, and may change from time to time based on new accounting pronouncements. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. Additionally, we may not be able to file our SEC reports on a timely basis. See Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our Credit Facility.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not waived, the lenders under our Credit Facility are not required to lend any additional amounts or issue letters of credit and could elect to declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or require us to apply all of our available cash to repay any borrowings then outstanding and cash collateralize any outstanding letters of credit at the time of default. If we are unable to repay borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets, including property, equipment and real estate. If any future indebtedness under our Credit Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full. As of August 31, 2007, we had no outstanding borrowings under the Credit Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $731.0 million.

In addition, we have entered into indemnity agreements with our sureties that contain cross-default provisions. Accordingly, in the event of a default under our Credit Facility, we would need to obtain a waiver from our sureties or an amendment to our indemnity agreements. We can provide no assurance that we would be successful in obtaining an amendment or waiver.

Restrictive covenants in our Credit Facility may restrict our ability to pursue our business strategies.

Our Credit Facility restricts on our ability to, among other things:

•	incur additional indebtedness or contingent obligations;

•	issue preferred stock;

•	pay dividends or make distributions to our shareholders;

•	repurchase or redeem our capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into sale/leaseback transactions;

•	incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•	make capital expenditures;

•	enter into transactions with our shareholders and affiliates;

•	sell and pledge assets; and

•	acquire the assets of, or merge or consolidate with, other companies or transfer all or substantially all of our assets.

As discussed above, our Credit Facility requires us to maintain certain financial ratios, including a leverage ratio, a minimum fixed-charge coverage ratio and a defined minimum net worth. We may not be able to satisfy these ratios, especially if our operating results fall below management’s expectations. In addition, in order to remain in compliance with the covenants in our Credit Facility, we may be limited in our flexibility to take actions resulting in non-cash charges, such as settling our claims. These covenants may also impair our ability to engage in favorable business activities and our ability to finance future operations or capital needs in furtherance of our business strategies.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in an event of default under our Credit Facility. For additional information, see “Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders, could adversely affect our ability to borrow under the Credit Facility” above.

Because of the capital-intensive nature of our business, we are vulnerable to reductions in our liquidity.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events could create large cash outflows related to losses resulting from fixed-price contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks, professional and product liability claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

Insufficient liquidity could have important consequences to us. For example, we could:

•	have less operating flexibility due to restrictions that could be imposed by our creditors, including restrictions on incurring additional debt, creating liens on our properties and paying dividends;

•	have less success in obtaining new contracts if our sureties or our lenders limited our ability to provide new performance bonds or letters of credit for our projects;

•	be required to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest associated with that debt;

•	incur increased lending fees, costs and interest rates; and

•	experience difficulty in financing future acquisitions and/or continuing operations.

In addition, our inability to comply with the required financial ratios under the terms of our Credit Facility could result in a default under our Credit Facility. For additional information, see Note 8 — Long-Term Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data.

Our borrowing levels and debt service obligations could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility.

As of August 31, 2007, we had total outstanding indebtedness of approximately $1,104.5 million, approximately $1,087.4 million of which relates to our investment in Westinghouse and is of limited recourse to us. In addition, as of August 31, 2007, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $752.3 million were outstanding and we had no borrowings under our Credit Facility. Our indebtedness could have important consequences, including the following:

•	requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which reduces the cash available for other business purposes;

•	limiting our ability to obtain additional financing and creating additional liens on our assets;

•	limiting our flexibility in planning for, and reacting to, changes in our business;

•	placing us at a competitive disadvantage if we are more leveraged than our competitors;

•	making us more vulnerable to adverse economic and industry conditions; and

•	restricting us from making additional investments or acquisitions.

To the extent that new debt is incurred in addition to our current debt levels, the leverage risks described above would increase.

Our ability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

In certain circumstances, customers may require us to provide credit enhancements, including bonds or letters of credit. In line with industry practice, we are often required to provide performance and surety bonds to customers. These bonds and letters of credit indemnify the customer if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms commercially acceptable to us, we cannot pursue that project. We have a letter of credit and a bonding facility but, as is typically the case, the issuance of bonds under our surety facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds or letters of credit will continue to be available to us on commercially reasonable terms.

Downgrades by rating agencies may require us to modify existing bonding facilities or obtain new bonding facilities.

In the event our debt ratings are lowered by Moody’s Investors Service or Standards and Poor’s it might be more difficult for us to obtain surety bonding for new projects in the future, and we may be required to increase or provide additional cash collateral to obtain these surety bonds, which would reduce our available cash and could impact our ability to renew or increase availability under our Credit Facility. Any new or modified bonding facilities might not be on terms as favorable as those we have currently and we could also be subject to increased costs of capital and interest rates.

We are currently the subject of an SEC informal inquiry that could adversely affect our business.

On June 1, 2004, we were notified by the Staff of the SEC that the Staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry or its precise scope. However, the initial requests for information we received appear to relate primarily to the purchase method of accounting for various acquisitions. We have cooperated fully with the SEC during the course of the inquiry, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for our acquisitions, and we will continue to do so.

Subsequent to an internal review that led to the restatement of our financial statements for the second quarter of fiscal year 2006, as reflected in our Current Report on Form 8-K filed on July 10, 2006, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture. We provided the information requested.

The SEC’s review may have additional consequences independent of the inquiry, including further restatement of our financial results for past periods. In addition, if the SEC takes further action, it may escalate the informal inquiry into a formal investigation, which may result in an enforcement action or other legal proceedings against us and members of our management. Responding to such actions or proceedings has been and could continue to be costly and could divert the efforts and attention of our management team. If any action or proceeding is resolved unfavorably to us or any of our management, we or they could be subject to injunctions, fines, increased review and scrutiny by regulatory authorities and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.

Lawsuits and regulatory proceedings could adversely affect our business.

From time to time, our directors and certain of our current and former officers are named as a party to lawsuits and regulatory proceedings. A discussion of these lawsuits appears in Note 13 — Contingencies and Commitments included in Part II, Item 8 — Financial Statements and Supplementary Data. Although it is not possible at this stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows. For additional information, see Note 13 — Contingencies and Commitments and Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives.

Our environmental and infrastructure operations may subject us to potential contractual and operational costs and liabilities.

Many of our E&I segment customers attempt to shift financial and operating risks to the contractor, particularly on projects involving large scale environmental remediation and/or projects where there may be a risk that the contamination could be more extensive or difficult to resolve than previously anticipated. In this competitive market, customers increasingly seek to have contractors accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. Prior to our acquisition of the IT Group, the IT Group was involved in claims and litigation involving disputes over such issues. Therefore, it is possible that we could also become involved in similar claims and litigation in the future as a result of our acquisition of the assets of IT Group and our participation in separate environmental and infrastructure contracts.

Environmental management contractors also potentially face liabilities to third parties for property damage or personal injury stemming from exposure to or a release of toxic, hazardous or radioactive substances in connection with a project performed for customers. These liabilities could arise long after completion of a project. Although the risks we face in our anthrax and other biological agent decontamination work are similar to those faced in our toxic chemical emergency response business, the risks posed by attempting to detect and remediate these biological agents may include risks to our employees, subcontractors and others and may be affected should our detection and remediation prove less effective than anticipated.

Because biological contamination is difficult to evaluate and highly variable, there may be unknown risks involved; and in some circumstances, there may be no types of standard protocols for dealing with these risks. The risks we face with respect to biological agents may also include the potential ineffectiveness of developing technologies to detect and remediate the contamination, claims for infringement of these technologies, difficulties in working with the smaller, specialized firms that may own these technologies and have detection and remediation capabilities, our ability to attract and retain qualified employees and subcontractors in light of these risks, the high profile nature of the work and the potential unavailability of insurance and indemnification.

We are exposed to certain risks associated with our integrated environmental solutions businesses.

Certain subsidiaries within our E&I division are engaged in two similar programs that may involve assumption of a client’s environmental remediation obligations and potential claim obligations. One program involves our subsidiary, LandBank, which was acquired in the IT Group acquisition. Under this program, LandBank purchases and then remediates and/or takes other steps to improve environmentally impaired properties, with a goal of selling the improved property at a price greater than the combined cost of acquisition and remediation. The second program is operated by our subsidiary, Shaw Environmental Liability Solutions, LLC, which contractually assumes responsibility for environmental matters at a particular site or sites and provides indemnifications for defined cleanup costs and post closing third party claims in return for compensation by the client. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of these properties, we may be required to clean up all contamination at these sites even if we did not place the contamination there. While we attempt to reduce our exposure to unplanned risks through the performance of environmental due diligence, the use of liability protection provisions of federal laws like the Brownfields Revitalization Act and similar state laws and the purchase of environmental and cost cap insurance coverage or other risk management products, we can provide no assurance that our risk management strategies and these products and laws will adequately protect us in all circumstances or that no material adverse impact will occur.

Our ability to be profitable in this type of business also depends on our ability to accurately estimate cleanup costs. While we engage in comprehensive engineering and cost analyses, if we materially underestimate the required cost of cleanup at a particular project, our underestimation could materially adversely affect us. Further, the continued growth of this type of business is dependent upon the availability of environmental liability and remediation cost cap insurance or other risk management products. We can provide no assurance that such products will continue to be available to us in the future or, if it is available, at commercially reasonable terms. Moreover, environmental laws and regulations governing the cleanup of contaminated sites are constantly changing. We cannot predict the effect of future changes to these laws and regulations on our LandBank and Environmental Liability Solutions businesses. Additionally, when we purchase real estate in this business, we are subject to many of the same risks as real estate developers, including the timely receipt of building and zoning permits, construction delays, the ability of markets to absorb new development projects, market fluctuations and the ability to obtain additional equity or debt financing on satisfactory terms, among others.

The limitation or the modification of the Price-Anderson Act’s indemnification authority could adversely affect our business.

The Price-Anderson Act (PAA) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors. Because we provide services for the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. Although the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry. If the indemnification authority does not extend to all of our services, our business could be adversely affected by either a refusal of new facilities operations to retain us or our inability to obtain commercially adequate insurance and indemnification.

Environmental factors and changes in laws and regulations could increase our costs and liabilities and affect the demand for our services.

In addition to the environmental risks described above relating to the businesses acquired from IT Group and our environmental remediation business, our operations are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharges into waterways;

•	generation, storage, handling, treatment and disposal of waste materials and hazardous substances; and

•	health and safety.

Our projects often involve highly regulated materials, including hazardous and nuclear materials and wastes. Environmental laws and regulations generally impose limitations and standards relating to the use, handling, discharge or disposal of regulated materials and require us to obtain a permit and comply with various other requirements. The improper characterization, use, handling, discharge or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to perform under existing contracts.

The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of any future changes to these laws and regulations on us. We do not yet know the full extent, if any, of environmental liabilities associated with many of our properties undergoing or scheduled to undergo site restoration, as well as any liabilities associated with the assets we acquired from Stone & Webster and IT Group. We can provide no assurance that our operations will continue to comply with future laws and regulations and that such noncompliance would not materially adversely affect us. The U.S. Congress is actively considering, and several states have already adopted, legislation to reduce emissions of carbon dioxide and other “greenhouse gases” believed to be contributing to warming of the Earth’s atmosphere. It is not possible to predict at this time whether or when greenhouse gas emission controls will be implemented, but it is possible that such controls could have a significant impact on our business in the future.

The level of enforcement of these laws and regulations also affects the demand for many of our services, since greater or more vigorous enforcement of environmental requirements by governmental agencies creates greater demand for our environmental services. Any perception among our customers that enforcement of current environmental laws and regulations has been or will be reduced decreases the demand for some services. Future changes to environmental, health and safety laws and regulations or to enforcement of those laws and regulations could result in increased or decreased demand for some of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients’ views on the cost-effectiveness of remedies available under the changed laws and regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

For additional information, see Part I, Item 1 — Business.

Development and construction risks and other risks associated with our military family housing privatization contracts could impact our profitability and cause a loss of our investment.

Development and construction activities conducted through various joint ventures with one strategic partner expose us to risks, including:

•	our ability to obtain necessary permitting, land-use, building, occupancy and other required governmental permits and authorizations on a timely basis, which could result in increased development costs;

•	the incurrence of construction costs related to new construction or renovations that exceed original estimates due to increased materials, labor or other costs, which costs could contribute to a lower than expected return;

•	our ability to complete construction of a property on schedule and meet financial goals for development; and

•	the incurrence of higher construction costs or experience in project delays if we are not successful in forming strategic alliances with key material suppliers and vendors.

Other risks directly associated with our military family housing privatization contracts with the DOD include:

•	our ability to obtain the necessary levels of occupancy and rents, which could result in lower than expected returns and, in some cases, losses. Rents are determined by the U.S. Congress annually through appropriations for Basic Allowance for Housing (BAH) for all of the branches of the U.S. military. We cannot be assured that the appropriations each year will occur on a timely basis, or that the amount of BAH appropriations will be sufficient to keep up with escalations in the cost of living expenses. Congress may change the law and the DOD can revise its procedures at any time. We cannot be assured that such changes will not be made and, if changes are made, such changes may have a material adverse effect on the level of our income generated by our privatization projects, if rental income is not sufficient to cover project debt service requirements the joint venture may need to supplement income from fees or other sources; and

•	our ability to guarantee that the military bases where we have military family housing projects will remain active or that their functions and/or staffing levels will not be materially reduced such that we will be unable to lease military family housing units to members of the U.S. military. The DOD has, from time to time, closed military bases and realigned and/or reduced the functions and staffing levels at certain bases under the Base Realignment and Closure (BRAC) initiative.

Ultimately, these risks could have an adverse effect on our profitability and expose us to possible losses as well as the loss of our investment in these military family housing privatizations. During fiscal year 2007, we contributed $4.0 million to these housing privatizations and recorded impairment losses of approximately $44.0 million pre-tax.

Our working capital requirements may increase as a result of our work associated with the military family housing privatization market.

Military family housing privatization contracts require initial capital contributions in the early stages of the project, and ultimately, permanent financing from a third party lender. In addition, because occupancy rates and rents at a newly developed property may fluctuate depending on a number of factors, including market and economic conditions, we may be unable to meet our profitability goals for a particular property.

Our dependence on one or a few customers could adversely affect us.

Due to the size of our engineering and construction projects, one or a few clients have historically and may in the future, contributed a substantial portion of our consolidated revenues. For additional information about our major customers, see Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data. Similarly, our backlog frequently reflects multiple projects for individual clients; therefore, one major customer may comprise a significant percentage of our backlog at a point in time. For additional information about major customers included in our backlog, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected.

Additionally, we have long-standing relationships with many significant customers, including customers with which we have alliance agreements that have preferred pricing arrangements. However, our contracts with these customers are on a project by project basis, and they may unilaterally reduce or discontinue their business with us at any time. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we may commit our financial resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on the projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant financial resources, it could have a material adverse effect on our business or results of operations.

We face substantial competition in each of our business segments.

In our E&I segment, we compete with a diverse array of small and large organizations, including national and regional environmental management firms, national, regional and local architectural, engineering and construction firms, environmental management divisions or subsidiaries of international engineering, construction and systems companies and waste generators that have developed in-house capabilities. Increased competition in this business segment, combined with changes in client procurement procedures, has resulted in changes in the industry, including among other things, lower contract profits, more fixed-price or unit-price contracts and contract terms that may increasingly require us to indemnify our clients against damages or injuries to third parties and property and environmental fines and penalties. We believe, therefore, these market conditions may require us to accept more contractual and performance risk than we have historically accepted for our E&I segment to be competitive. In addition, the entry of large systems contractors and international engineering and construction firms into the environmental services industry has increased competition for major federal government contracts and programs, which have been a primary source of revenue in recent years for our E&I business. There can be no assurance that our E&I segment will be able to compete successfully.

In our Fossil and Nuclear, E&C and Maintenance segments, we face competition from numerous regional, national and international competitors, many of which have greater financial and other resources than we do. Our competitors include well-established, well-financed businesses, both privately and publicly held, including many major energy equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and some of our customers.

In our F&M segment, we face substantial competition on a domestic and international level. In the U.S., there are a number of smaller pipe fabricators. Internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than we do. As a result, they could exercise influence with suppliers and negatively impact our ability to obtain raw materials.

Political and economic conditions in foreign countries in which we operate could adversely affect us.

Approximately 21% of our fiscal year 2007 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. The services we provide to our customers internationally have created several challenges, including identifying, recruiting and retaining qualified subcontractors and personnel, the safety of our employees and subcontractors and the increased working capital demands. It is possible that our employees and subcontractors may suffer injury or death, repatriation problems or other unforeseen costs and risks in the course of their international projects, which could negatively impact our operations.

In addition to the specific challenges we face internationally, international contracts, operations and expansion expose us to risks inherent in doing business outside the U.S., including:

•	uncertain economic conditions in the foreign countries in which we make capital investments, operate and sell products and services;

•	the lack of well-developed legal systems and less established or traditional business practices in some countries in which we operate and sell products and services, which could make it difficult for us to enforce our contractual rights;

•	security and safety of employees and subcontractors;

•	expropriation of property;

•	restrictions on the right to convert or repatriate currency;

•	political risks, including risks of loss due to civil strife, acts of war, guerrilla activities and insurrection;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communications challenges;

•	potential adverse changes in laws and regulatory practices, including embargoes, export license requirements, trade barriers, increased tariffs and taxes;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act; and

•	general economic and political conditions in foreign markets.

Work stoppages and other labor problems could adversely affect us.

Approximately 4,000 of our employees are represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. From time to time, we have also experienced attempts to unionize our non-union shops. While these efforts have achieved limited success to date, we cannot provide any assurance that we will not experience additional union activity in the future.

Foreign exchange risks may affect our ability to realize a profit from certain projects or to obtain projects.

We generally attempt to denominate our contracts in U.S. dollars. However, we enter into contracts denominated in a foreign currency. This practice subjects us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, matching the contract revenues currency with the contract costs currency or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions will not always eliminate all foreign exchange risks.

Additionally, our debt used to fund our investment in Westinghouse is Japanese Yen (JPY) denominated. As the U.S. dollar versus JPY exchange rate changes, the amount of U.S. dollars required to service this debt will change.

Our earnings could be negatively impacted if we write off a significant amount of intangible assets or long-lived assets.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $514.0 million as of August 31, 2007. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $247.2 million as of August 31, 2007, which are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, that determination would require us to write off a substantial portion of our assets and would negatively affect our earnings and could adversely impact our stock price.

We may incur unexpected liabilities associated with acquisitions.

In July 2000, we acquired substantially all of the operating assets and assumed certain liabilities of Stone & Webster, Inc., and during fiscal year 2002, we acquired substantially all of the operating assets and assumed certain liabilities of The IT Group, Inc. We believe, pursuant to the terms of the agreements for the Stone & Webster and IT Group asset acquisitions that we assumed only certain liabilities specified in those agreements. In addition, those agreements provide that certain other liabilities, including but not limited to, certain outstanding borrowings, certain leases, certain contracts in process, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations are specifically excluded from our transactions. There can be no assurance, however, that we do not have any exposure related to the excluded liabilities.

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

From time to time, we acquire businesses and assets to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. We may encounter difficulties integrating our future acquisitions and in successfully managing the growth we expect from the acquisitions. Our expansion into new business areas may also expose us to additional business risks that are different from those we have traditionally experienced. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, our business could be materially adversely affected. Because we may pursue acquisitions globally and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight, each of which could adversely impact our operations and internal controls.

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

Additionally, we have developed construction and energy generation and transmission software that we believe provides competitive advantages. The advantages currently provided by this software could be at risk if competitors were to develop superior or comparable technologies.

We believe that our induction pipe bending technology and capabilities favorably influence our ability to compete successfully. Currently, this technology and our proprietary software are not patented. Even though we have some legal protections against the dissemination of this technology, including non-disclosure and confidentiality agreements, our efforts to prevent others from using our technology could be time-consuming, expensive, and ultimately may be unsuccessful or only partially successful. Finally, there is nothing to prevent our competitors from independently attempting to develop or obtain access to technologies that are similar or superior to our technology.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing any appropriate changes to our internal controls, if ever required, may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. We cannot be certain that these measures, if required, would ensure that we implement and maintain adequate controls over our financial reporting processes and related Section 404 reporting requirements. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet our reporting obligations in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.

We rely on our information systems in our operations. Failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

Terrorists’ actions have and could continue to negatively impact the global economy and the markets in which we operate.

Terrorist attacks, like those that occurred on September 11, 2001, have contributed to economic instability in the U.S., and further acts of terrorism, violence or war could affect the markets in which we operate, our business and our expectations. There can be no assurance that armed hostilities will not increase, which may further contribute to global economic instability. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers and could impact our domestic or international revenues, our supply chain, our production capability and our ability to deliver our products and services to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. For additional information, see “Political and economic conditions in foreign countries in which we operate could adversely affect us,” above.

Item 1B.	Unresolved Staff Comments

We have disclosed previously that we are the subject of an informal inquiry by the SEC relating to our financial statements. For additional information see Part I, Item 1A — Risk Factors, “We are currently the subject of an SEC informal inquiry that could adversely affect our business.” To date, we have not received written comments by the SEC regarding any of our periodic or current reports filed under the Exchange Act, as amended, more than 180 days before the fiscal year ended August 31, 2007 that remain unresolved.

Item 2.	Properties

Our principal properties (those where we occupy over 35,000 square feet) at August 31, 2007 are as follows:

Owned /
Location	Description	Segment Using Property	Leased

Baton Rouge, LA	Corporate Headquarters	Corporate	Leased
Addis, LA	Fabrication Facility	F&M	Owned
Askar, Bahrain	Office Building	F&M	Leased
Baton Rouge, LA	Office Building	E&I	Leased
Cambridge, MA	Office Building	E&C	Leased
Centennial, CO	Office Building	Fossil & Nuclear/E&I	Leased
Charlotte, NC	Office Building	Fossil & Nuclear	Leased
Cherry Hill, NJ	Office Building	E&I/Fossil & Nuclear	Leased
Clearfield, UT	Fabrication and Manufacturing	F&M	Leased
Concord, CA	Office Building	E&I	Leased
Decatur, GA	Warehouse	F&M	Leased
Delcambre, LA	Manufacturing Facility	Maintenance	Owned
Derby, United Kingdom	Manufacturing Facility	Fossil & Nuclear	Owned
El Dorado, AR	Manufacturing Facility	F&M	Owned
Findlay, OH	Office Building & Storage	E&I	Leased
Houston, TX	Office Building	E&C	Leased
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Irvine, CA	Office Building	E&I	Leased
Knoxville, TN	Office Building & Laboratory	E&I	Leased
Knoxville, TN	Warehouse	E&I	Leased
LaPorte, TX	Manufacturing Facility	Maintenance	Owned
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	Maintenance	Owned
Milton Keynes,
United Kingdom	Office Building	E&C	Leased
Monroeville, PA	Office Building & Storage	E&I	Leased
New Brunswick, NJ	Manufacturing Facility	F&M	Leased
New York, NY	Office Building	E&I	Leased
Norwood, OH	Office Building	E&I	Owned
Prairieville, LA	Pipe Fabrication Facility	F&M	Owned
Shreveport, LA	Manufacturing Facility	F&M	Owned
Shreveport, LA	Piping Components & Manufacturing Facility	F&M	Owned
Stoughton, MA	Office Building	Fossil & Nuclear/E&C	Leased
Toronto, Canada	Office Building	E&C	Leased
Trenton, NJ	Office Building	Fossil & Nuclear/E&I	Leased
Tulsa, OK	Pipe Fabrication Facility	F&M	Owned
Walker, LA	Office Building & Warehouse	F&M	Owned
Walker, LA	Pipe Fabrication Facility	F&M	Owned
West Monroe, LA	Pipe Fabrication Facility	F&M	Owned

In addition to these locations, we occupy other owned and leased facilities in various cities that are not considered principal properties. Portions of certain office buildings described above are currently being subleased for various terms. We consider each of our current facilities to be in good operating condition and adequate for its present use.

Item 3.	Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Note 13 — Contingencies and Commitments and Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives included in Part II, Item 8 — Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, no par value, is traded on the NYSE under the symbol “SGR.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE for our two most recent fiscal years and for the current fiscal year to date.

	High	Low

Fiscal year ended August 31, 2006
First quarter	$29.43	$19.88
Second quarter	36.08	28.27
Third quarter	35.45	25.32
Fourth quarter	28.40	19.55
Fiscal year ended August 31, 2007
First quarter	$29.93	$22.39
Second quarter	35.73	28.87
Third quarter	41.25	28.60
Fourth quarter	61.56	37.59
Fiscal year ending August 31, 2008
First quarter (through November 26, 2007)	$77.20	$57.55

The closing sales price of our common stock on November 26, 2007, as reported on the NYSE, was $58.58 per share. On November 26, 2007, we had 636 shareholders of record.

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

For additional information on these prohibitions, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Stock Performance Graph

The following graph compares the cumulative five-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S&P Smallcap 600 index and an industry peer group comprised of Fluor Corporation, Jacobs Engineering Group Inc., URS Corporation, Washington Group International and us. The graph tracks the performance of a $100 investment in our common stock, in the peer group and the index (with the reinvestment of all dividends) from August 31, 2002 to August 31, 2007.

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.

COMPARISON OF FIVE YEAR CUMULATIVE
TOTAL SHAREHOLDER RETURN*
Among The Shaw Group Inc., The S&P Smallcap 600 Index and The Peer Group

	8/02	8/03	8/04	8/05	8/06	8/07
The Shaw Group Inc.	100.00	52.90	61.43	125.97	150.21	298.81
S&P Smallcap 600	100.00	122.70	140.93	178.27	190.98	218.24
Peer Group	100.00	126.12	134.35	209.21	273.33	416.76

* Assumes $100 invested on August 31, 2002 in stock or index-including reinvestment of dividends. Fiscal year ended August 31.

THE FOREGOING GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

See Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters with respect to information to be incorporated by reference regarding our equity compensation plans.

Item 6.	Selected Financial Data

The following table presents, for the periods and as of the dates indicated, selected statements of operations data and balance sheet data on a consolidated basis. The selected historical consolidated financial data for each of the five fiscal years ended August 31 presented below has been derived from our audited consolidated financial statements. KPMG, LLP, independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended August 31, 2007. Ernst & Young LLP, independent registered public accounting firm, audited our consolidated financial statements for each of the fiscal years ended August 31, 2003 to August 31, 2006. Such data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Part II, Item 8 — Financial Statements and Supplementary Data.

	Year Ended August 31,
(In millions, except per share amounts)	2007	2006	2005	2004(1)(4)	2003(2)(5)
		(Restated)	(Restated)	(Restated)	(Restated)

Consolidated Statements of Operations
Revenues	$5,723.7	$4,775.6	$3,267.7	$3,016.3	$3,238.0

Income (loss) from continuing operations	$(19.0)	$50.2	$17.1	$(28.2)	$16.2

Diluted income (loss) per common share from continuing operations	$(0.24)	$0.63	$0.25	$(0.49)	$0.42

Consolidated Balance Sheets
Total assets	$3,874.9	$2,537.4	$2,095.4	$2,052.6	$2,006.9

Long-term debt and capital lease obligations, net of current maturities(3)	$1,096.8	$173.5	$65.4	$261.2	$251.7

Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Includes the acquisition of certain assets of Energy Delivery Services, Inc., Coastal Engineering and Environmental Consultants Inc. and LFG&E International, Inc. in fiscal year 2004.

(2)	Includes the acquisition of certain assets of Badger Technologies, Envirogen, Inc. and LFG&E International, Inc. in fiscal year 2003.

(3)	Fiscal year 2003 excludes $260.0 million of current maturities of long-term debt consisting primarily of the LYONs convertible debt of $251.5 million.

(4)	Includes restatements for accounting errors primarily related to under accrual of lease expenses and incorrect accounting for employment agreements. The correction of these errors resulted in a reduction of previously reported net income of approximately $0.7 million.

(5)	Includes restatements for accounting errors primarily related to under accrual of lease expenses and incorrect accounting for employment agreements resulting in a reduction of previously reported net income of approximately $0.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A — Risk Factors.

Overview

All of our operating segments, except for our E&I segment, experienced strong revenue growth; however, the earnings associated with the increased revenues were offset by charges, reevaluations of project claims and incentives and impairments on our investment in a military housing privatization joint venture, which in total exceeded $100 million pre-tax. Additionally, during the fiscal year, we invested approximately $1 billion for a 20% equity ownership in Westinghouse, which positions us for future nuclear market opportunities. Our investment was funded by approximately $1 billion of JPY-denominated bonds that resulted in $33.2 million in pre-tax foreign currency exchange losses and $30.6 million in interest expense during the year.

Our fiscal year 2007 revenue growth was fueled by continued strength in the global markets served by us for power generation capacity, petrochemicals and refined products. These markets are being driven by worldwide demand and economic expansion, and our increased volume of business reflects the new power and chemical contracts signed during late fiscal year 2006 and throughout fiscal year 2007. Additionally, activity levels in our Maintenance segment continue to increase with strong demand for our services at an increasing number of new locations and from work from existing customers.

We generated significant positive operating cash flows in fiscal year 2007 primarily from new power project starts and positive cash flows earned on in-process projects, and from the collection of accounts receivable recorded in fiscal year 2006 as a result of the high volume of disaster relief, emergency response and recovery services.

In fiscal year 2007, we built backlog to record levels and expect our primary challenge in 2008 to be the successful execution of our backlog of unfilled orders.

We expect that our fiscal year 2008 revenues will continue to increase as compared to fiscal year 2007 as we progress on our major power, chemical and petrochemical contracts.

Consolidated Results of Operations

Consolidated Revenues:

	For the Year Ended August 31,
(Dollars in millions)	2007	2006	2005
		(Restated)	(Restated)

Amount	$5,723.7	$4,775.6	$3,267.7
$ Change from prior period	948.1	1,507.9
% Change from prior period	19.9%	46.1%

The increase in consolidated revenues in fiscal year 2007, compared to fiscal year 2006, is due primarily to new contract awards in fiscal year 2006 and early fiscal year 2007 primarily in air quality and emissions control work and new coal power generation projects in our Fossil & Nuclear operating segment. Also contributing to the increasing revenues is our work on major chemical and petrochemical projects started during fiscal year 2006 in our E&C segment as those projects move towards peak levels of activity. These factors more than offset the significant decline in revenues related to the disaster relief, emergency response and recovery services from Hurricanes Katrina and Rita recorded in our E&I segment in 2006 that were not repeated in 2007.

The increase in consolidated revenues in fiscal year 2006, compared to fiscal year 2005, is due to the disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. as a result of Hurricanes Katrina and Rita in fiscal year 2006, increased activity in the energy markets, consistent demand for clean air and fuels, garrison support services and transmission and distribution services. The 2005 hurricane season resulted in increased spending primarily in our fiscal year 2006 by FEMA, the U.S. Army Corps of Engineers (USACE) and other governmental agencies on hurricane-relief efforts in the areas affected. We participated extensively by performing over $1.0 billion in hurricane recovery projects in fiscal year 2006 compared to $25.3 million in fiscal year 2005.

Consolidated Gross Profit:

	For the Year Ended August 31,
(Dollars in millions)	2007	2006	2005
		(Restated)	(Restated)

Amount	$375.4	$321.0	$292.8
$ Change from prior period	54.4	28.2
% Change from prior period	17.0%	9.6%

The same business activities that contributed to the increases in revenues addressed above also contributed to the increase in consolidated gross profit. Additionally, in fiscal year 2007, our F&M segment, which has historically produced our highest gross profit percentage results, experienced significant increases in activity driven by the worldwide demand for fabricated piping systems for power, chemical and petrochemical new build applications. In addition to these factors, the following events were recorded in our second fiscal quarter of 2007 that negatively impacted our gross profit for fiscal year 2007:

•	Our Fossil & Nuclear segment recorded a reduction in gross profit of $20.6 million on one substantially complete major EPC project due to settlements of claims and disputed amounts with the owner and major subcontractors and other cost increases;

•	Our E&C segment recorded a reduction in gross profit of $11.3 million on a substantially complete refinery project due to settlement on claims with the owner and other cost increases;

•	Our Maintenance segment reduced gross profit estimates on a completed major domestic power project as a result of disputes with the owner over project incentives, and separately increased loss accruals on two substantially complete offshore production platform projects resulting in a combined reduction in gross profit of $14.4 million; and

•	Our E&I segment recognized significant increases in the estimated costs to complete three projects resulting in a $12.8 million reduction in gross profit.

Gross profit for the fiscal year 2006 increased compared to the same period for fiscal year 2005 primarily due to increased work in our E&I segment driven by disaster relief, emergency response and recovery services in the Gulf Coast area of the U.S. Our Maintenance and F&M segments also experienced increases in gross profit in fiscal year 2006 as compared to fiscal year 2005 resulting from increased volume of capital construction services for chemical industry customers and growth in worldwide demand for piping systems, respectively. The gross profit increases noted above were partially offset by a decline in the E&C segment’s gross profit primarily due to estimated cost increases on certain refinery projects, a power project and the unfavorable ruling on litigation related to our Wolf Hollow project that resulted in a $48.2 million pre-tax charge in fiscal year 2006.

Consolidated General & Administrative Expenses (G&A):

	For the Year Ended August 31,
(Dollars in millions)	2007	2006	2005
		(Restated)	(Restated)

Amount	$274.5	$225.6	$190.4
$ Change from prior period	48.9	35.2
% Change from prior period	21.7%	18.5%

Consolidated G&A increased in fiscal year 2007 compared to fiscal year 2006 in order to support our increasing revenue base and level of business activity primarily in the Fossil & Nuclear and E&C segments. G&A as a percentage of revenues was 4.8% for fiscal year 2007 and 4.7% for fiscal year 2006. Specific areas that contributed to the increase in G&A during fiscal year 2007 included increased labor costs due to higher headcount primarily in human resources, legal, accounting and business development personnel; increased professional fees for audit services, including expenses associated with an independent investigation of an E&C project, and increased insurance costs.

G&A increased in fiscal year 2006 compared to fiscal year 2005 in order to support the increased revenue base and level of business activity primarily in the E&I segment related to disaster relief, emergency response and recovery services. G&A as a percentage of revenues was 4.7% for fiscal year 2006 compared to 5.8% for fiscal year 2005. Specific items that contributed to the increase in G&A during fiscal year 2006 included increased labor costs due to higher headcount primarily in accounting and finance, corporate functional and business development personnel, increasing professional fees for audit and legal services related to the SEC informal inquiry and other business agreements. Also contributing to higher G&A in fiscal year 2006 was our expensing of previously deferred third-party financing costs and certain due diligence costs related to the proposed acquisition of a controlling interest in Westinghouse and an increase in employee compensation expense for the cost of stock options now accounted for under SFAS 123(R).

Consolidated Interest Expense:

	For the Year Ended August 31,
(Dollars in millions)	2007	2006	2005
		(Restated)	(Restated)

Amount	$43.4	$19.2	$29.1
$ Change from prior period	24.2	(9.9)
% Change from prior period	126.0%	(34.0)%

Consolidated interest expense increased in fiscal year 2007 as compared to fiscal year 2006 due to the addition of $30.6 million in fiscal year 2007 from the Westinghouse Bonds that were issued during our first fiscal quarter of 2007. Consolidated interest expense declined in fiscal year 2006 as compared to fiscal year 2005 due to the retirement of our Senior Notes in 2005.

Consolidated Income Taxes:

	For the Year Ended August 31,
(Dollars in millions)	2007	2006	2005
		(Restated)	(Restated)

Amount	$10.7	$17.6	$17.4
$ Change from prior period	(6.9)	0.2
% Change from prior period	(39.2)%	1.1%

Our consolidated effective tax rate for fiscal year 2007 was a provision of 32% as compared to 22% for fiscal year 2006. We recorded $10.1 million of tax expense in fiscal year 2007 for tax matters under appeal, as well as matters related to foreign taxes. Additionally, we treat unrealized foreign currency gains and losses on the Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. We incurred $13.0 million of tax expense related to unrealized foreign currency gains and losses in fiscal year 2007.

Our effective tax rate decreased to 22% in fiscal year 2006 from 46% in fiscal year 2005, primarily due to a $6.9 million increase in the deferred tax valuation allowance in fiscal year 2005, which was reversed in fiscal year 2006 related to U.K. net operating losses.

Consolidated Earnings (Losses) from Unconsolidated Entities:

	For the Year Ended August 31,
(Dollars in millions)	2007	2006	2005
		(Restated)	(Restated)

Amount	$(23.7)	$2.1	$3.8
$ Change from prior period	(25.8)	(1.7)
% Change from prior period	NM	(44.7)%

NM — Not meaningful.

The decreased earnings from unconsolidated entities was primarily due to a $24.2 million net of tax ($44 million pre-tax) loss from our military housing privatization entities recorded in our second fiscal quarter in fiscal year 2007 and reflected in our earnings from unconsolidated entities for fiscal year 2007 (see Note 6 — Equity Method Investments and Variable Interest Entities included in Part II, Item 8 — Financial Statements and Supplementary Data for further discussion). Additionally, we recorded an impairment charge related to our KB Home/Shaw Louisiana LLC joint venture of $2.0 million ($1.2 million, net of tax) in fiscal year 2007. This impairment charge resulted from the recent developments in the credit market and slow demand for residential housing.

Consolidated Net Income (Loss):

	For the Year Ended August 31,
(Dollars in millions)	2007	2006	2005
		(Restated)	(Restated)

Amount	$(19.0)	$50.2	$15.7
$ Change from prior period	(69.2)	34.5
% Change from prior period	(137.9)%	219.7%

The decrease in consolidated net income for fiscal year 2007 is due primarily to the events recorded in our second fiscal quarter of fiscal year 2007 addressed in the Consolidated Gross Profit section above, offset in part by the successful progress on our major fossil power projects. Our net income also was negatively impacted by our Investment in Westinghouse segment which recorded a $66.7 million pre-tax loss for fiscal year 2007 including $33.2 million in foreign currency losses on the Westinghouse Bonds and $30.6 million pre-tax of interest on those bonds. There are no Westinghouse activities included in the fiscal year 2006 financial results as we acquired our investment interest in the first quarter of our fiscal year 2007. Our net income for fiscal year 2005 reflects the $47.8 million pre-tax loss on retirement of our Senior Notes.

Segment Results of Operations

The comments and tables that follow compare revenues, gross profit and gross profit percentages by operating segment and a discussion of other items, including G&A, interest expense and income, income from unconsolidated subsidiaries and income taxes at the consolidated level for the fiscal years ended August 31, 2007, 2006 and 2005.

Selected summary financial information for our operating segments is as follows (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2007	2006	2005
		(Restated)	(Restated)

Revenues:
Fossil & Nuclear	$1,635.6	$849.0	$810.7
E&I	1,469.3	2,115.3	1,121.0
E&C	1,063.9	587.6	372.1
Maintenance	1,081.5	904.0	736.8
F&M	472.8	319.7	227.1
Corporate	0.6	—	—

Total revenues	$5,723.7	$4,775.6	$3,267.7

	Fiscal Year Ended August 31,
	2007	2006	2005
		(Restated)	(Restated)

Gross profit:
Fossil & Nuclear	$75.0	$4.6	$79.0
E&I	94.7	197.1	116.9
E&C	70.2	22.6	28.8
Maintenance	19.9	29.4	26.5
F&M	115.0	67.3	41.4
Corporate	0.6	—	0.2

Total gross profit	$375.4	$321.0	$292.8

Gross profit percentage:
Fossil & Nuclear	4.6%	0.5%	9.7%
E&I	6.5	9.3	10.4
E&C	6.6	3.8	7.7
Maintenance	1.8	3.3	3.6
F&M	24.3	21.1	18.2
Corporate	NM	—	—

Total gross profit percentage	6.6%	6.7%	9.0%

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations:
Fossil & Nuclear	$42.3	$(18.1)	$56.4
E&I	18.3	124.7	54.9
E&C	35.2	7.0	14.6
Maintenance	9.3	18.1	17.4
F&M	91.2	48.2	21.8
Investment in Westinghouse	(66.7)	—	—
Corporate	(96.4)	(99.5)	(127.2)

Total Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	$33.2	$80.4	$37.9

NM — Not meaningful.

Our revenues by industry were as follows:

	Fiscal Year Ended August 31,
	2007		2006		2005
			(Restated)		(Restated)
Industry	(In millions)%		(In millions)%		(In millions)%

Environmental and Infrastructure	$1,469.3	26	$2,115.3	44	$1,121.0	34
Power Generation	2,336.2	41	1,424.0	30	1,391.5	43
Chemicals	1,758.0	31	1,103.6	23	695.8	21
Other	160.2	2	132.7	3	59.4	2

Total revenues	$5,723.7	100%	$4,775.6	100%	$3,267.7	100%

Our revenues by geographic region were as follows:

	Fiscal Year Ended August 31,
	2007		2006		2005
			(Restated)		(Restated)
Geographic Region	(In millions)%		(In millions)%		(In millions)%

United States	$4,525.1	79	$4,197.8	88	$2,847.1	87
Asia/Pacific Rim countries	224.3	4	161.4	3	234.4	7
Middle East	789.4	14	293.3	6	80.9	3
United Kingdom and other European Countries	133.8	2	73.7	2	59.4	2
South America and Mexico	22.4	1	24.9	1	20.3	1
Canada	15.2	—	17.3	—	15.5	—
Other	13.5	—	7.2	—	10.1	—

Total revenues	$5,723.7	100%	$4,775.6	100%	$3,267.7	100%

Segment Analysis — Fiscal Year 2007 Compared to Fiscal Year 2006 (Restated)

Fossil & Nuclear Segment

Our Fossil and Nuclear segment is experiencing significant growth in domestic demand for our services primarily in the areas of emissions control and coal fired power generation facilities.

Revenues

The increase in revenues of $786.6 million or 92.7% for fiscal year 2007 as compared to fiscal year 2006 is attributable to:

•	an increase in activity and commencement of work on our Air Quality Control Systems’ (AQCS) FGD on domestic U.S. projects that were awarded during fiscal years 2006 and 2007;

•	an increase in activity on two major clean coal power projects as these projects reached peak progress levels in fiscal year 2007; and

•	an increase in revenues from our nuclear division due to our China nuclear power plant award, domestic support of advanced passive AP1000 site specific design and evaluation as well as other engineering design work.

The increase in revenues was partially offset by:

•	substantial completion in fiscal year 2006 of two major fossil power projects;

•	a reduction in spending by key clients on transmission and distribution projects and lower revenues from storm restoration projects in fiscal year 2007.

We expect fiscal year 2008 revenues will be higher than fiscal year 2007 due to the number of major projects that we are currently executing as well as increasing activity related to our nuclear business.

Gross Profit and Gross Profit Percentage

The increase in gross profit of $70.4 million or 1,530.4% for fiscal year 2007 as compared to fiscal year 2006 is attributable to:

•	an increase in gross profit results on several AQCS FGD projects and two major coal power projects; and

•	the fiscal year 2006 Wolf Hollow adverse litigation ruling resulting in $48.2 million reduction of revenue and gross profit in fiscal year 2006.

The increase in gross profit and gross profit percentage was partially offset by:

•	tentative and final settlements reached on claims and disputed amounts with the owner and major subcontractors on one substantially complete major EPC fossil power project contributing to the reduction in gross profit of $25.3 million during fiscal year 2007;

•	a reduction of gross profit contributed from a major AQCS FGD project as it approached completion during fiscal year 2007;

•	a decrease in distribution system activity by key clients, reduction in storm restoration projects, losses on transmission bid projects, and expected losses on certain long-term distribution contracts; and

•	an increase in facilities costs, proposal costs and supervisory management labor due to growth in business activities in the Fossil & Nuclear segment.

The Fossil & Nuclear segment has recorded revenues of $6.3 million related to unapproved change orders and claims as of August 31, 2007 on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be $7.8 million. These unapproved change orders and claims relate to delays and costs attributable to others. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The increase from a loss position of $18.1 million for fiscal year 2006 to an income position of $42.3 million for fiscal year 2007 is primarily attributable to the factors affecting gross profit discussed above as the segment has experienced strong revenue and gross profit growth from both the fossil and nuclear divisions.

E&I Segment

Fiscal year 2006 included a significant amount of disaster relief, emergency response and recovery services we performed in connection with Hurricanes Katrina and Rita while fiscal year 2007 reflects a more typical overall revenue volume for government contracting activity.

Revenues

The decrease in revenues of $646.0 million or 30.5% for fiscal year 2007 as compared to fiscal year 2006 was attributable to significantly lower levels of disaster relief, emergency response and recovery services in fiscal 2007 compared to the significant amount of work performed in fiscal year 2006.

The decrease in revenues for fiscal year 2007 was partially offset by increases in revenues attributed to:

•	activity from two consolidated joint ventures providing services to the DOE;

•	services provided to commercial customers in the gulf and southeast regions of the U.S.;

•	a recently consolidated military housing privatization joint venture; and

•	domestic environmental services performed for U.S. government customers.

We expect fiscal year 2008 revenues to be slightly lower than fiscal year 2007 revenues based on projections for work currently in backlog and anticipated new work opportunities that will be executed during fiscal year 2008.

Gross Profit and Gross Profit Percentage

The decrease in gross profit of $102.4 million or 52.0% for fiscal year 2007 as compared to fiscal year 2006 is due to:

•	significantly lower levels of disaster relief, emergency response and recovery services in fiscal year 2007 compared to the significant amount of work performed in fiscal year 2006;

•	the negative impact in fiscal year 2007 of additional estimated costs to complete certain fixed unit price projects and reversal of previously recognized revenue;

•	a loss recognized in fiscal year 2007 of $11.2 million on a fixed price project in Asia;

•	a decrease in gross profit percentage earned on our consolidated joint ventures for the DOE; and

•	a decrease in gross profit percentage resulting from recording no gross profit on the recently consolidated military housing privatization joint venture loss contracts now being recognized at break-even.

The decreases were partially offset by:

•	an increase in demand for services to commercial customers in the gulf and southeast regions of the U.S. and improved gross profit percentage earned on these services;

•	an increase in gross profit and related gross profit percentage in federal environmental services; and

•	the positive impacts from proposed final indirect billing rates for fiscal year 2006 and increased estimated billing rates resulting from negotiations relating to a prior fiscal year.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations for fiscal year 2007 decreased by $106.4 million or 85.3% as compared to fiscal year 2006 due to the decline in disaster relief, emergency response and recovery services in the U.S. Gulf Coast area partially offset by increases in services to our commercial customers during fiscal year 2007.

E&C Segment

Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions are providing a continued strong petrochemicals market, resulting in increasing activity levels for the E&C segment in fiscal year 2007, as compared to fiscal year 2006.

Revenues

The increase in revenues of $476.3 million or 81.1% for fiscal year 2007 as compared to fiscal year 2006 is attributable to:

•	an increase in number of petrochemical projects in progress in fiscal year 2007 as compared to fiscal year 2006;

•	an increase in volume of proprietary technology-related engineering work; and

•	an increase in customer furnished materials ($423 million and $67 million for the fiscal years ended August 31, 2007 and 2006, respectively) on a major international petrochemical project that was in the start-up phase in fiscal year 2006. No gross profit is recognized from customer furnished materials.

The increase in revenues for fiscal year 2007 as compared to fiscal year 2006 was partially offset by completion of two refinery projects in fiscal year 2006 and completion of major construction activities on another refinery project in fiscal year 2006.

We expect fiscal year 2008 revenues to be higher than fiscal year 2007 revenues based on expected growth primarily in international markets for E&C segment services.

Gross Profit and Gross Profit Percentage

The increase in gross profit of $47.6 million or 210.6% for fiscal year 2007 as compared to fiscal year 2006 is attributable to:

•	contract activity on a major international petrochemical project due to the project working near peak activity level for the entire 2007 fiscal year;

•	an increase in the number of other petrochemical projects in progress;

•	an increase in volume of proprietary technology-related engineering work; and

•	recognition, in fiscal year 2006 (prior comparative period), of losses on three refining projects totaling $21.0 million.

These increases in gross profit were offset by the following:

•	a charge of $11.3 million in fiscal year 2007 primarily related to an adjustment of a previously recorded claim and other cost increases on a completed contract; and

•	contract losses of approximately $9.6 million recorded in fiscal year 2007 on a U.S. Gulf Coast EPC furnace contract.

The increase in gross profit percentage is attributable to cost increases in fiscal year 2006 on certain refinery projects. Offsetting the increase is higher revenue associated with “customer furnished materials,” which describes circumstances where we assist in the procurement of equipment and materials on a cost reimbursable basis on behalf of our customers. Revenues and costs on customer furnished materials do not impact gross profit or net income, but increase revenues and costs in equal amounts. As a result, customer furnished materials have the effect of reducing our reported gross profit percentages.

  Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The increase in pre-tax income of $28.2 million or 402.9% for fiscal year 2007 as compared to fiscal year 2006 is attributable to the higher gross profit discussed above, increased foreign currency exchange costs related to changes in currency exchange rates, offset by G&A related to higher insurance and other corporate costs.

Maintenance Segment

We experienced increased activity during fiscal year 2007, performing a higher volume of outage work for new and existing customers and capital construction work for our petrochemical customers.

Revenues

The increase in revenues of $177.5 million or 19.6% during fiscal year 2007 compared to fiscal year 2006 was primarily attributable to:

•	increased market demand for capital construction services in the petrochemical industry,

•	increased market demand in the power generation industry due to increased scopes of services for existing customers,

•	major capital modifications at existing customer facilities and

•	customers’ schedules of nuclear refueling outages (nuclear reactor units generally undergo refueling after 18 to 24 months; as a result, revenues in certain fiscal years are impacted by the timing of these refueling cycles).

The increases noted above offset the decrease in activity associated with the completion of a major domestic power construction project.

We anticipate fiscal year 2008 revenues to remain at or near 2007 levels despite the completion of a major construction contract for a customer in the energy industry. We anticipate providing additional services for current and new customers in the energy and chemical industries due to increased market demand in these industries.

Gross Profit and Gross Profit Percentage

The decrease in gross profit of $9.5 million or 32.3% for fiscal year 2007 as compared to fiscal year 2006 is attributable to reductions of revenues during fiscal year 2007 totaling $15.5 million related to disputes with an owner over project incentives as well as losses recorded on two offshore production platform contracts.

Our maintenance segment has recorded revenues to date of $29.5 million related to our significant estimated, project incentives and unapproved change orders and claims as of August 31, 2007 on a percentage-of-completion basis.

  Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The decrease in pre-tax income of $8.8 million or 48.6% is primarily attributable to the changes in gross profit discussed above, as well as an increase in G&A attributable primarily to an increase in the costs related to facilities and human resources to support our business growth.

F&M Segment

Demand for our fabrication and manufacturing services is stronger than it has been in recent years as most power plants, oil refineries, petrochemical and chemical plants require significant quantities of piping. During fiscal year 2007, we added additional capacity through existing facilities and through acquisitions. We are building a new facility in Mexico that, when completed, will be our largest facility worldwide. We expect the new facility will be operational in the second half of fiscal year 2008 and will allow us to satisfy more of the global demand for its fabrication services.

Revenues

The increase in revenues of $153.1 million or 47.9% during fiscal year 2007 as compared to fiscal year 2006 is attributable to significant new awards in both the domestic and foreign markets and the global increase in demand of our manufactured and fabricated products. We experienced increases in the foreign and domestic market as a result of the increasing demand in the petrochemical, refining and power generation industries.

In fiscal year 2008, we anticipate increased foreign and domestic demand in the petrochemical, refining and power generation industries for our fabrication and manufacturing and distribution services. As a result of this higher demand, we in turn expect increased revenues as a result of the additional capacity which will be available to this segment during fiscal year 2008.

Gross Profit and Gross Profit Percentage

The increase in gross profit of $47.7 million or 70.9% for fiscal year 2007 as compared to fiscal year 2006 is attributable to the increase in demand for most of our products resulting in stronger volume and improved gross profit in both the domestic and foreign markets as discussed above.

  Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

Pre-tax income before other items for fiscal year 2007 increased $43.0 million or 89.2% as compared to fiscal year 2006. The increases are due to the increases in revenues and the factors impacting gross profit discussed above. G&A increased for fiscal year 2007 compared to fiscal year 2006 due to increased labor costs resulting from increased headcount levels to support the higher demand in our markets.

Investment in Westinghouse Segment

The Investment in Westinghouse segment includes our equity investment in Westinghouse that was acquired on October 16, 2006. The total impact from the Investment in Westinghouse segment on our pre-tax income before other items for the three and twelve months ended August 31, 2007 were losses of $60.5 million and $66.7 million, pre-tax, and $36.1 million and $38.3 million, net of tax, respectively. The pre-tax income before other items of the Investment in Westinghouse segment for the three and twelve months ended August 31, 2007 included the following:

•	legal and professional fees including costs incurred to obtain audited financial statements of Westinghouse in connection with the acquisition of $0.3 and $2.9 million, respectively;

•	interest expense on the Westinghouse Bonds including discount accretion, letter of credit fees and deferred financing cost amortization of approximately $8.6 million and $30.6 million, respectively; and

•	foreign currency translation losses on the Westinghouse Bonds and the interest payment forwards, net, of approximately $51.7 million and $33.2 million, respectively.

Additionally, our net income (loss) for the three and twelve months ended August 31, 2007 includes income from our 20% interest in Westinghouse earnings of $0.7 million and $2.2 million, respectively.

We expect G&A for the Investment in Westinghouse segment to be lower in fiscal year 2008 than for fiscal year 2007 due to costs incurred in fiscal year 2007 for Westinghouse audited financial statements related to the Westinghouse acquisition.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity investment in Westinghouse, we would expect to recover 97% of our investment that was originally made in JPY.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. We expect that reliable financial information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations from the date of our acquisition through their calendar quarter ended June 30, 2007, an eight and one-half month period, was included in our financial results for the twelve months ended August 31, 2007.

Corporate

General and Administrative Expenses

G&A increased by $8.1 million or 9.8% in fiscal year 2007 compared to fiscal year 2006 in order to support the increasing revenue base and level of business activity. Specific items that contributed to the increase in G&A during fiscal year 2007 included increased labor costs due to higher headcount primarily in accounting and finance, corporate functional and business development personnel, and audit and professional fees associated with changing our independent registered accounting firm. We expect our G&A to be higher in fiscal year 2008 than fiscal year 2007 due to anticipated additional costs required to support the growth in our business activities as a result of the continuing strength of our markets.

G&A for fiscal year 2006 includes $4.7 million of expenses related to costs associated with a potential acquisition. We defer certain third party costs directly attributable to our efforts on potential acquisitions. During the second quarter of fiscal year 2006, we determined that it was unlikely that we would obtain a controlling interest in the potential acquisition and, therefore, expensed all costs including the amounts previously deferred, related to the incremental effort required to obtain the contemplated controlling interest (primarily financing and certain due diligence costs). A portion of the costs related to due diligence was deferred as of August 31, 2006, and is reflected in our accounting for the acquisition of our investment in Westinghouse, which closed in October 2006.

Segment Analysis — Fiscal Year 2006 (Restated) Compared to Fiscal Year 2005 (Restated)

Fossil & Nuclear Segment

Revenues

The $38.3 million or 4.7% increase in Fossil & Nuclear segment revenues for fiscal year 2006 as compared to fiscal year 2005 is primarily attributable to:

•	an increase in activity on FGD projects; and

•	an increase in activity relating to major coal power projects.

The increase in revenues for fiscal year 2006 was partially offset by:

•	the Wolf Hollow litigation ruling resulting in $48.2 million reduction of revenue for fiscal year 2006; and

•	a decrease in activities due to substantial completion of two power projects and a chemical project.

Gross Profit and Gross Profit Percentage

The decrease gross profit for the fiscal year 2006 of $74.4 million or 94.2% as compared to fiscal year 2005 is primarily attributable to:

•	the Wolf Hollow litigation ruling reducing gross profit by $48.2 million during fiscal year 2006; and

•	loss provisions on certain refinery projects, gross profit reduction on a power project, and completion of a chemical project.

The decrease in gross profit and gross profit percentage for fiscal year 2006 as compared to fiscal year 2005 was partially offset by a higher gross profit due to increased activities on power projects.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The decrease in Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations of $74.5 million for fiscal year 2006 as compared to fiscal year 2005 is primarily due to the decrease in gross profit discussed above, a decrease in interest earned on the $170.8 million of restricted cash for a domestic EPC project, and gains recorded on the sale of Shaw Power Technologies, Inc. (PTI) in 2005.

E&I Segment

Revenues

The increase in revenues of $994.3 million or 88.7% for fiscal year 2006 as compared to fiscal year 2005 was primarily attributable to:

•	increase in project revenues of $974.9 million associated with providing hurricane recovery and restoration work during fiscal year 2006;

•	revenues of $109.7 million from two recently consolidated joint ventures providing services to the DOE; and

•	increases in environmental and logistic support services for the U.S. government customers of $18.1 million.

The increase in revenues for fiscal year 2006 was partially offset by decreases in revenues attributed to:

•	domestic federal environmental remediation due to a reallocation of federal environmental funding to disaster relief funding, less work being awarded under existing contracts and/or delays in funding under existing contracts and property management services;

•	the substantial completion of a major fixed price contract in fiscal year 2005; and

•	project services provided to U.S. government customers in Iraq due to a competitive bid environment arising from changes in government contracting vehicles to more fixed price opportunities.

Gross Profit and Gross Profit Percentage

The increase in gross profit in fiscal year 2006 of $80.2 million or 68.6% as compared to fiscal year 2005 is due primarily to:

•	an increase in gross profit of $84.4 million associated with providing hurricane recovery and restoration work which was performed at a lower gross profit percentage than our historical services;

•	an increase in gross profit from two recently consolidated joint ventures providing services to the DOE; and

•	an increase in gross profit and related percentage on non-hurricane related work resulting from overhead costs being allocated to an increasing number of contracts.

The increases in gross profit and related gross profit percentage are partially offset by:

•	the positive impact in fiscal year 2005 of an adjustment to the estimated costs to complete a major fixed price contract, which resulted from cessation of certain operations on the project;

•	the application of revised estimated governmental indirect rates to contract direct costs for fiscal year 2006 offset by the fiscal year 2005 positive impact of gross profit from the submission of fiscal year indirect rates, negotiation of restructuring cost proposals and other indirect rates to contract direct costs;

•	lower gross profit and gross profit percentage from domestic federal environmental remediation work being awarded and executed this fiscal year as compared to last fiscal year, together with lower gross profit percentage earned on our consolidated joint ventures for the DOE and a higher volume of mission support services work compared to the lower volume of federal remediation work earning a higher gross profit percentage; and

•	a decrease in project services supporting the U.S. government customers in Iraq.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The $69.8 million or 127.1% increase in Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations for fiscal year 2006 as compared to fiscal year 2005 is due primarily to the changes in gross profit addressed above, partially offset by incremental costs incurred as a result growth in the segment needed to meet the demands of hurricane-related work.

E&C Segment

Revenues

The $215.5 million or 57.9% increase in E&C segment revenues for fiscal year 2006 as compared to fiscal year 2005 is primarily attributable to:

•	the commencement of a major international petrochemical project, including $67.0 million of customer furnished materials;

•	the progress on a refinery project; and

•	an increase in proprietary technology sales and related services.

Gross Profit and Gross Profit Percentage

Gross profit decreased $6.2 million for fiscal year 2006 as compared to fiscal year 2005 primarily as a result of loss provisions on certain refinery projects and completion of a chemical project. The decrease in gross profit and gross profit percentage for fiscal year 2006 as compared to fiscal year 2005 was partially offset by:

•	an increase in gross profits related to the commencement of a major international petrochemical plant project; and

•	an increase in volume of proprietary technology sales and related engineering and a change in fiscal year 2006 of our estimates for liability provisions related to contractual performance guarantees on sales of technology license agreements (see “Performance Guarantees” in Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives included in Part II, Item 8 — Financial Statements and Supplementary Data.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations for fiscal year 2006 decreased $7.6 million or 52.1% as compared to fiscal year 2005. The decrease is primarily due to the decrease in gross profit discussed above.

Maintenance Segment

Revenues

The increase of $167.2 million or 22.7% during fiscal year 2006 compared to fiscal year 2005 was primarily attributable to:

•	revenues related to capital construction services for three customers in the chemical industry;

•	an increase in activity and increased scope for one major nuclear project in the U.S.; and

•	an increase in maintenance services for several new clients in the energy and chemical industries.

The increase in revenues for fiscal year 2006 was partially offset by a reduction in the amounts of maintenance services for three customers in the energy industry due to these customers’ seasonal schedules of refueling outages and the successful completion of a decommissioning project in the energy industry.

Gross Profit and Gross Profit Percentage

The increase in gross profit of $2.9 million or 10.9% compared to fiscal year 2005 is due to the increase in capital construction services for chemical industry customers, which is being executed at a higher gross profit than the routine maintenance services. The increase in gross profit percentage related to capital construction services has been partially offset by a reduction of our estimate of total performance incentive fees on an energy project in the U.S., which resulted in a reduction of revenues and gross profit and the lower gross profit percentage.

Our maintenance segment has recorded revenues to date of $34.7 million related to our significant estimated, project incentives and unapproved change orders and claims as of August 31, 2006 on a percentage-of-completion basis.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The $0.7 million increase in pre-tax income before other items for fiscal year 2006 as compared to fiscal year 2005 is primarily attributable to the changes in gross profit addressed above offset by an increase in G&A to support our revenue growth.

F&M Segment

Revenues

The increase in revenues of $92.6 million or 40.8% in fiscal year 2006 as compared to fiscal year 2005 is primarily attributable to significant new contract awards from the energy and chemical industries and the continued shortage of materials available in the manufacturing and distribution markets worldwide.

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

Gross Profit and Gross Profit Percentage

The increase in gross profit for fiscal year 2006 of $25.9 million or 62.6% compared to fiscal year 2005 was primarily attributable to the increase in volume and better pricing of fabricated piping systems, increase in gross profit from bending machines sold and shipped, and better than anticipated gross profit from the domestic manufacturing and distribution business due the continued strong worldwide demand. The increase in gross profit percentage was offset by the presentation of intersegment project activity mentioned above.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The $26.4 million or 121.1% increase in pre-tax income before other items for fiscal year 2006 as compared to fiscal year 2005 is due primarily to the changes in gross profit addressed above as well as a decrease in G&A primarily due to legal and professional fees related to a customer-related claim.

Corporate

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

The $27.7 million decrease in pre-tax loss before other items is due to a decrease in interest expense and a decrease in loss on the retirement of debt, which was partially offset by an increase in G&A.

The decrease in interest expense reflects the decrease in our long-term debt, which resulted from the repurchase of our Senior Notes during the third quarter of fiscal year 2005, which was partially offset by interest due to borrowings on our Credit Facility. Fiscal year 2005 included a loss of $47.8 million on the retirement of debt.

G&A increased by $26.7 million, or 47.2%, during fiscal year 2006 compared to fiscal year 2005 in order to support the increasing revenue base and level of business activity. Specific items that contributed to the increase in G&A during fiscal year 2006 included increased labor costs due to higher headcount primarily in accounting and finance, corporate functional and business development personnel, as well as, an increase in professional fees for audit and legal services related to the SEC informal inquiry and other business agreements. Also contributing to higher G&A in fiscal year 2006 was our expensing of previously deferred third party financing costs and certain due diligence costs related to the proposed acquisition of a controlling interest in Westinghouse and an increase in employee compensation expense for the cost of stock options now accounted for under SFAS 123(R).

Unconsolidated Entities, Income Taxes and Discontinued Operations

During fiscal year 2006, we recognized earnings of $2.1 million as compared to earnings of $3.8 million for fiscal year 2005 from operations of unconsolidated entities, including joint ventures, which are accounted for using the equity method. The decreased earnings from unconsolidated entities, net reflects the consolidation of a previously unconsolidated entity due to our acquisition of one of our joint venture partners, a decrease in earnings from privatization entities as a whole, and start up of our joint venture with KB Home.

Our effective tax rate was 22% and 46% for fiscal years 2006 and 2005, respectively. During fiscal year 2005, we recorded a $6.9 million income tax expense to establish a valuation allowance for deferred tax assets related to our U.K. pension liability. Excluding the $6.9 million valuation allowance discussed above, our effective tax rate for 2005 was 28%. The decrease in the effective rate for fiscal year 2006 is primarily due to utilization of foreign Net Operating Losses (NOL) previously reserved.

Liquidity and Capital Resources

Overview of Fiscal Years 2007, 2006 (Restated) and 2005 (Restated)

We generated significant positive operating cash flows for fiscal year 2007 due primarily to collections of accounts receivable related to fiscal year 2006 disaster relief and recovery services work, and the positive cash performance on several EPC projects. The disaster relief and recovery services work was the primary cause of the decline in operating cash flows in fiscal year 2006 as compared to fiscal year 2005. We do not expect to have to borrow on existing lines of credit to meet our cash flow requirements for fiscal year 2008, but we do expect to require additional letter of credit and surety bonding capacity to increase our ability to negotiate and execute major EPC projects. Though markets for our EPC services continue to be strong, our ability to continue to sign incremental major EPC contracts may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our customers reducing letter of credit and surety requirements on new work. Additionally, as discussed below under “Credit Facility,” the increase in the usage of the Credit Facility for performance letters of credit may reduce our borrowing capacity available for general working capital needs. We believe cash generated from operations and available borrowings under our Credit Facility, will be sufficient to fund operations for the next twelve months. We may finance the construction of a new pipe fabrication facility in Mexico which is estimated to require approximately $25 million of capital expenditures in fiscal year 2008. We also anticipate the need to increase the amounts available under our credit facility during fiscal year 2008 to accommodate anticipated growth in our businesses.

The terms we negotiate on new major EPC projects include arrangements for significant retainage of amounts billed by us or significant other financial security in forms including performance bonds and letters of credit or a combination of retainage and other security. Our expectations may vary materially from what is actually received as the timing of these new projects is uncertain and a single or group of large projects could have a significant impact on sources and uses of cash.

As of August 31, 2007, we had cash and cash equivalents of $341.4 million, which excludes $19.3 million of restricted and escrowed cash. Additionally, we had $119.0 million of revolving credit availability under our $850.0 million Credit Facility. On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the investment in Westinghouse and allow for an increase in the Credit Facility from $750.0 million to $1.0 billion. We made effective $100.0 million of the approved increase, thus increasing the capacity of the Credit Facility to $850.0 million. Subject to outstanding amounts, the entire Credit Facility, as amended, is available for performance letters of credit. Additionally, the sublimit for revolving lines of credit and financial letters of credit increased from $425.0 million to $525.0 million until November 30, 2007, and $425.0 million thereafter. The Credit Facility retains the original maturity of April 25, 2010.

The following table sets forth the cash flows (in thousands):

	Year Ended August 31,
	2007	2006	2005
		(Restated)	(Restated)

Cash flow provided by (used in) operations	$461,026	$(94,549)	$55,613
Cash flow provided by (used in) investing	(1,142,362)	67,040	(126,462)
Cash flow provided by (used in) financing	865,725	122,972	23,984
Cash (to) from variable interest entities	(167)	2,290	1,343
Effects of foreign exchange rate changes on cash	1,725	2,156	(1,201)

Operating Cash Flow

Net operating cash flows increased by $555.6 million in fiscal year 2007 compared to fiscal year 2006. The increase was due, in part, to a $326.0 million improvement in E&I’s operating cash flow due primarily to collection of amounts due to us in connection with disaster relief, emergency response and recovery services performed for federal, state and local government agencies, and private entities performed during fiscal year 2006.

The decrease in operating cash for fiscal year 2006 as compared to fiscal year 2005 is due primarily to providing hurricane disaster recovery work. In executing our disaster recovery work associated with Hurricanes Katrina and Rita, we experienced payment terms with subcontractors generally shorter than historical levels reflecting a tight market for delivery of services and supplies into the disaster affected area. In contrast, we experienced significantly slower historical receipts for our services as final contract terms were resolved with customers and our state and local government customers await federal relief funds. The extended periods to collect payment for our services combined with a significant increase in the volume of work on these disaster relief efforts resulted in a use of cash and reduction in operating cash flows during fiscal year 2006. The decrease in net operating cash flows in fiscal year 2006 was also impacted by the disbursement of funds associated with one project in the U.S., which achieved substantial completion during the third quarter of fiscal year 2006. Additionally, we recorded claims and unapproved charge orders on certain projects that were being executed in 2006 which did not result in cash flows until the final contractual terms were mutually agreed and settled in fiscal year 2007. Partially offsetting these fiscal year 2006 decreases were cash receipts related to claims recovery of approximately $67.7 million.

Investing Cash Flow

Cash used in investing activities increased $1.2 billion from fiscal year 2006 to fiscal year 2007 primarily due to the proceeds from the Westinghouse Bonds with an approximate principal amount of $1.1 billion that were used to fund our acquisition of a 20% interest in Westinghouse. Partially offsetting the year-over-year increase in cash used in investing activities was a reduction of $108.8 million in net cash received from restricted and escrowed cash in fiscal year 2007 as compared to fiscal year 2006 associated with a power project.

Significant cash was deposited into restricted and escrowed cash accounts, primarily to set aside funding for one project in the U.S. during the first half of fiscal year 2005 as compared to significant cash received from the withdrawal of funds from restricted and escrowed cash accounts associated with completion of that project during fiscal year 2006.

The increase in cash provided by investing activities of $193.5 million in fiscal year 2006 as compared to fiscal year 2005 is due primarily to the cash deposited into restricted and escrowed cash accounts for one domestic power project during fiscal year 2005 as compared to significant withdrawal of those funds from restricted and escrowed cash accounts associated with completion of that project during fiscal year 2006.

Financing Cash Flow

Net financing cash flows increased $742.8 million from fiscal year 2006 to fiscal year 2007 primarily due to the acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds. Partially offsetting this increase in financing cash flows were net reductions in our revolving credit facilities during fiscal year 2007 by $150.8 million as compared to net borrowings on our revolving credit facilities of $103.9 million in fiscal year 2006.

See Note 8 — Long-Term Debt and Revolving Lines of Credit and Note 2 — Acquisition of Investment in Westinghouse and Related Agreements included in Part II, Item 8 — Financial Statements and Supplementary Data for additional information about our Westinghouse Bonds.

On May 31, 2007, we redeemed our remaining Senior Notes of $15.2 million plus interest with existing cash on hand.

Net financing cash flows increased $99.0 million from fiscal year 2005 to fiscal year 2006 primarily due to higher net borrowings on our Credit Facility during fiscal year 2006 to support the disaster relief, emergency response and recovery services addressed in the operating cash flow discussion above.

Credit Facility

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

The Credit Facility is available for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures and general corporate purposes. During fiscal year 2007, we borrowed and repaid such borrowings and we may periodically borrow under our Credit Facility in the future.

As of August 31, 2007, we were in compliance with the financial covenants contained in the Credit Facility agreement. During fiscal year 2007, we have obtained waivers of financial reporting covenants in the Credit Facility through December 31, 2007, as a result of delays in filing our periodic reports with the SEC.

See Note 8 — Long-Term Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for a description of: (1) the terms and interest rates related to our Credit Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Credit Facility; and (3) a description of our Credit Facility financial covenants and matters related to our compliance with those covenants during fiscal year 2007.

Other Revolving Lines of Credit

Additionally, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions which are available for letters of credit and, to a lesser extent, working capital loans. See Note 8 — Long-Term Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for additional information.

Off Balance Sheet Arrangements

On a limited basis, performance assurances are extended to customers that guarantee certain performance measurements upon completion of a project. If performance assurances are extended to customers, generally our maximum potential exposure is the remaining cost of the work to be performed under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

See Note 6 — Equity Method Investments and Variable Interest Entities included in Part II, Item 8 — Financial Statements and Supplementary Data for a discussion of guarantees related to our Privatization entities.

During the third quarter of fiscal year 2005, we entered into a guarantee with a third party to guarantee a revolving line of credit of one of our unconsolidated entities, Shaw YPC Piping (Nanjing) Co. LTD, for helping the entity meet its working capital needs. This guarantee expired during fiscal year 2007.

During the fourth quarter of fiscal year 2005, we entered into a guarantee with a third party to guarantee the payment of certain tax contingencies related to Roche Consulting, Group Limited, which was sold during the fourth quarter of fiscal year 2005. Our maximum exposure under this guarantee at the time we entered into this agreement was estimated at $2.3 million.

Commercial Commitments

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances certain other obligations to third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2007, we had both letter of credit commitments and bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments(1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Letters of Credit -Domestic and Foreign	$752.3	$64.7	$475.7	$211.9	$—
Surety bonds	875.2	539.8	227.8	78.0	29.6

Total Commercial Commitments	$1,627.5	$604.5	$703.5	$289.9	$29.6

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to September 1, 2007.

Of the amount of outstanding letters of credit at August 31, 2007, $526.3 million were issued to customers in connection with contracts (performance letters of credit). Of the $526.3 million, five customers held $312.5 million or 59% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $84.5 million. Draws under our letters of credit as of August 31, 2007 totaled $9.4 million.

As of August 31, 2007 and 2006, we had total surety bonds of $875.2 million and $438.2 million, respectively. However, based on our percentage of completion on contracts covered by these surety bonds, our estimated potential liability as of August 31, 2007 and August 31, 2006 was $467.7 million and $310.8 million, respectively.

Fees related to these commercial commitments were $18.8 million for fiscal year 2007 as compared to $17.8 million for fiscal year 2006 and were recorded in the accompanying consolidated statements of operations.

For a discussion of long-term debt and a discussion of contingencies and commitments, see Note 8 — Long-Term Debt and Revolving Lines of Credit and Note 13 — Contingencies and Commitments, respectively, included in Part II, Item 8 — Financial Statements and Supplementary Data.

Aggregate Contractual Obligations

As of August 31, 2007 we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt obligations	$1,100.5	$5.6	$6.1	$1.4	$1,087.4
Capital lease obligations	4.2	2.3	1.8	0.1	—
Operating lease obligations	346.7	77.9	133.0	74.0	61.8
Purchase obligations(a)	16.1	9.7	6.4	—	—
Pension obligations(b)	82.2	7.1	14.9	15.9	44.3

Total contractual cash obligations	$1,549.7	$102.6	$162.2	$91.4	$1,193.5

(a)	Purchase obligations primarily relate to IT technical support and software maintenance contracts. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(b)	Pension obligations, representing amounts expected to be paid out from plans, noted under the heading “After 5 years” are presented for the years 2013-2017.

See Note 8 — Long-Term Debt and Revolving Lines of Credit, Note 12 — Operating Leases, Note 13 — Contingencies and Commitments and Note 16 — Employee Benefit Plans included in Part II, Item 8 — Financial Statements and Supplementary Data for a discussion of long-term debt, leases and contingencies.

Backlog of Unfilled Orders

General.  Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Backlog is based on legally binding agreements for projects that management believes are probable to proceed. Awards are evaluated by management on a project-by-project basis, and are reported for each period shown based upon the nature of the underlying contract, commitment, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract proceeding. We estimate that approximately 42% of our backlog at August 31, 2007 will be completed in fiscal year 2008.

Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles (GAAP), and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.

Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed.

Fossil & Nuclear and E&C Segments.  We define our backlog in the Fossil & Nuclear segment and in the E&C segment to include projects for which we have received a commitment from our customers and our pro rata share of our consolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time.

E&I Segment.  Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and our pro rata share of consolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on indications of future values provided by our clients, our experience with similar awards, similar clients and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our expected value. The programs are monitored and estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract value in the E&I backlog. Our E&I segment backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

Maintenance Segment.  We define our backlog in the Maintenance segment to include projects which are based on legally binding contracts from our customers and our pro rata share of consolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated projects. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues. Our backlog for maintenance work is derived from maintenance contracts and our customers’ historic maintenance requirements, as well as our future cost estimates based on the client’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.

F&M Segment.  We define our backlog in the F&M segment to include projects for which we have received a commitment from our customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for customers’ anticipated projects.

Our backlog is as follows:

	August 31,
	2007		2006
Segment	In millions	%	In millions	%

Fossil & Nuclear	$6,768.9	47	$3,238.4	35
E&I	2,589.2	18	2,765.1	30
E&C	2,550.8	18	1,412.3	16
Maintenance	1,691.6	12	1,250.9	14
F&M	713.8	5	408.9	5

Total backlog	$14,314.3	100%	$9,075.6	100%

	August 31,
	2007		2006
Industry	In millions	%	In millions	%

Environmental and Infrastructure	$2,589.2	18	$2,765.1	30
Energy	8,417.5	59	4,359.8	48
Chemical	3,253.8	23	1,857.8	21
Other	53.8	—	92.9	1

Total backlog	$14,314.3	100%	$9,075.6	100%

	August 31,
	2007		2006
Geographic Region	In millions	%	In millions	%

Domestic	$11,228.1	78	$7,330.5	81
International	3,086.2	22	1,745.1	19

Total backlog	$14,314.3	100%	$9,075.6	100%

	August 31,
	2007		2006
Contract Status	In millions	%	In millions	%

Signed contracts and commitments	$14,291.5	100	$7,285.2	80
Letters of intent	22.8	—	1,790.4	20

Total backlog	$14,314.3	100%	$9,075.6	100%

Backlog for the Fossil & Nuclear segment as of August 31, 2007 increased $3.5 billion as compared to August 31, 2006. The increase in backlog is primarily a result of booking multiple significant fossil AQCS FGD and clean coal power projects, and services for four nuclear unit plants to be constructed at two sites in China.

Backlog for the E&I segment as of August 31, 2007 decreased $175.9 million compared to August 31, 2006. Awards for fiscal year 2007 primarily relate to remediation, consulting and logistics services from federal and commercial clients. While the fiscal year 2007 storm season was mild, the impact of disaster relief, emergency response and recovery services can be significant to the E&I segment’s backlog, as was experienced in fiscal year 2006.

We expect our E&I segment backlog to remain sensitive to the levels of government funding, awards related to disaster relief, emergency response, recovery services projects, and to a lesser extent commercial clients’ environmental quality needs. The E&I backlog will rest on our ability to win new contract awards in this highly competitive environment. As of August 31, 2007, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I backlog, accounting for $2.2 billion or 86% of the $2.6 billion in backlog. Unfunded backlog related to federal government projects awarded for which funding has not been approved is $2.0 billion at August 31, 2007 and 2006, respectively.

Backlog for the E&C segment as of August 31, 2007 increased $1.1 billion as compared to August 31, 2006. Included in backlog at August 31, 2007 and 2006, is $994.4 million and $872.0 million, respectively, of customer furnished materials which do not have any associated gross profit. The increase in backlog is due primarily to the signing of a major ethylene project in Singapore. At August 31, 2007, two customers account for approximately $1.9 billion or 75% of backlog for the E&C segment.

Backlog for the Maintenance segment as of August 31, 2007 increased $440.7 million as compared to August 31, 2006. The increase in backlog was due primarily to a significant new award in the energy industry to provide maintenance, modification, and construction services to a customer at multiple sites as well as many smaller awards for other construction services. At August 31, 2007, two customers account for nearly $1.0 billion or 59% of the $1.7 billion in backlog for Maintenance.

Backlog for the F&M segment as of August 31, 2007 increased $304.9 million as compared to August 31, 2006 due to the increasing demand in the chemical, petrochemical, refining, and power generation industries for our fabrication and manufacturing and distribution services. At August 31, 2007, two customers account for approximately $235 million or 33% of backlog for the F&M segment.

Inflation and Changing Prices

We believe that overall inflation and changing prices in the economies in which we perform our services have a minimal effect on our revenues and our income from continuing operations. Generally, for our long-term contract pricing and related cost to complete estimates, we attempt to consider the impact of potential price changes on deliveries of materials and equipment expected to occur in the future. In addition, for our projects that are reimbursable at cost plus a fee, we generally are reimbursed for all contractual costs including rising costs in an inflationary environment. Our fixed price contracts may provide for price adjustments through escalation clauses. See Part I, Item 1 — Business — Types of Contracts and Part I, Item 1A — Risk Factors for additional information about the nature of our contracts. Additionally, Item 7A — Quantitative and Qualitative Disclosures about Market Risk addresses the impact of changes in interest rates on our earnings

Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the estimate was made; and (2) changes in the estimate that are reasonably likely to occur from period to period, or use different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that required estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Information regarding our other accounting policies is included in Note 1 — Description of Business and Summary of Significant Accounting Policies in our consolidated financial statements in Item 8 — Financial Statements and Supplementary Data.

Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders, and Incentives

Nature of Estimates Required

A substantial portion of our revenue is derived from long-term construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contracts or as combined contracts (i.e. one contract that covers engineering, procurement and construction or a combination thereof). For contracts that meet the criteria under SOP 81-1, we recognize revenues on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs.

It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and gross profit for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being executed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. These adjustments are, in our opinion, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion method discussed above for our contracts.

•	Revenues and gross profit from cost-reimbursable, contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contracts. Substantially all of our revenues from cost-reimbursable contracts are based on costs incurred plus mark-up fees and/or incentives, where applicable. Applying the standards included in SOP 81-1, we recognize revenue on these types of contracts as work is performed and costs are incurred. Incentives and/or penalties are also recognized based on the percentage of completion when it is probable that the incentives will be earned and/or penalties incurred.

Incentives can be tied to measurable criteria such as costs, schedule, performance, safety, milestones, etc. Recognition of revenue from incentives requires significant judgment and is based on a project-specific basis.

Generally, the penalty provisions for our cost-reimbursable contracts are “capped” to limit our monetary exposure. Although we believe it is unlikely that we could incur losses or lose all of our gross profit on our cost-reimbursable contracts, it is possible for penalties to reduce or eliminate previously recorded profits.

The incentive/penalty provisions are usually finalized as contract change orders either subsequent to negotiation with, or verification by, our customers. Therefore, while cost-reimbursable contracts generally limit our risks on the related projects, we can incur losses on these contracts.

In most situations, the amount and impact of incentives/penalties are not, or cannot be, finalized until the later stages of the contract, at which time we record adjustments to the amounts of project revenues and cost on a cumulative catch-up basis. Since the percentage complete is high at these later stages, recognizing the incentives or penalties can have a significant impact on a period’s earnings.

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

Disputes with other parties involved in the contract can and often do occur. These disputes are generally the result of one party incurring costs or damages caused by another party during execution of a project. We may incur additional costs or be damaged and we may cause additional costs or damage to other parties. The other parties include our customer on the contract, subcontractors and vendors we have contracted with to execute portions of the project and others. We may claim damages against others and others may claim damages against us. Collectively, we refer to disputes related to collection of these damages as “claims.” Claims include amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These claims against customers are included in our revenue estimates as additional contract revenues up to the amount of contract costs incurred when the recovery of such amounts is probable. Backcharges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts is probable and the costs can be reasonably estimated.

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

Claims are included in costs and estimated earnings in excess of billings on the balance sheet (see Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives included in Part II, Item 8 — Financial Statements and Supplementary Data for further discussion of our significant claims).

Assumptions and Approach Used

We use accounting principles set forth in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and other applicable accounting standards to account for our contracts. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is probable. Cancellation fees are recognized when received.

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

Revenue Recognition — Contract Segmenting

Certain contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts that meet the criteria in SOP 81-1. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party customers. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

Other Revenue Recognition and Profit and Loss Estimates

Nature of Estimates Required

Revenues generated from licensing our chemical industry performance enhancement technologies are recorded in the period earned based on the performance criteria defined in the related contracts.

Assumptions and Approach Used

For running royalty agreements, we recognize revenues based on customer production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the customers’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date on engineering services to total estimated contract costs (primarily engineering cost and estimated performance guarantee liability). Under such agreements, revenue available for recognition on a percentage-of-completion basis is limited to the agreement value less a provision for contractually specified performance guarantees. The provision for performance guarantees is recorded in gross profit when, and if, the related performance testing is successfully completed or an assessment indicates a reduction of the liability provision is appropriate.

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

Assumptions and Approach Used

We defer our economic ownership percentage of development and construction service fees and recognize those fees over the useful lives of the related capitalized improvements. We recognize earnings for our economic ownership percentage of the net earnings of the Privatization Entity. Because the Privatization Subsidiaries are unconsolidated subsidiaries, we record their results in earnings from unconsolidated entities (see Note 6 — Equity Method Investments and Variable Interest Entities included in Part II, Item 8 — Financial Statements and Supplementary Data).

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

Income Taxes

Nature of Estimates Required, Assumptions and Approach Used

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting basis and the income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of August 31, 2007, we had deferred tax assets of $190.1 million, net of valuation allowance, including $99.3 million related to net operating losses and tax credit carryforwards. As of August 31, 2007, we had a deferred tax asset valuation allowance of $24.1 million (see Note 9 — Income Taxes included in Part II, Item 8 — Financial Statements and Supplementary Data).

Acquisitions — Fair Value Accounting and Goodwill Impairment

Nature of Estimates Required

Goodwill represents the excess of the cost of acquired businesses over the fair value of their identifiable net assets. Our goodwill balance as of August 31, 2007 was approximately $514.0 million; most of which related to the Stone & Webster acquisition in fiscal year 2000 and the IT Group acquisition in fiscal year 2002 (see Note 7 — Goodwill, Other Intangibles and Contract Adjustments and Accrued Contract Losses included in Part II, Item 8 — Financial Statements and Supplementary Data). Our estimates of the fair values of the tangible and intangible assets and liabilities we acquire in acquisitions are determined by reference to various internal and external data and judgments, including the use of third party experts. These estimates can and do differ from the basis or value (generally representing the acquired entity’s actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities. Accordingly, our post-acquisition financial statements are materially impacted by and dependent on the accuracy of management’s fair value estimates and adjustments. Our experience has been that the most significant of these estimates are the values assigned to construction contracts, production backlog, customer relationships, licenses and technology. These estimates can also have a positive or negative material effect on future reported operating results. Further, our future operating results may also be positively or negatively materially impacted if the final values for the assets acquired or liabilities assumed in our acquisitions are materially different from the fair value estimates which we recorded for the acquisition.

  Assumptions and Approach Used

We completed our annual impairment test during the third quarter of fiscal year 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that the carrying value of goodwill in our EDS unit in the Fossil & Nuclear segment exceeded its fair value. As a result, we recorded a goodwill impairment charge of $2.1 million and impaired the remaining $0.4 million carrying value of the EDS customer relationship intangible in fiscal year 2007.

We test goodwill for impairment at each of our reporting unit levels. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our reporting units based on estimated projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business and changes in our projected discounted cash flows, in addition to our stock price and market value of interest bearing obligations. We do not believe any events have occurred since our annual impairment test that would cause an impairment of goodwill. However, our businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of our businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and affect various debt covenants, could be required in such circumstances. Our next required annual impairment test will be conducted in the third quarter of fiscal year 2008 unless indicators of impairment occur prior to that time.

Share-Based Compensation

  Nature of Estimates Required, Assumptions and Approach Used

Effective September 1, 2005, we adopted FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)). This statement replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123) and superseded APB No. 25. Statement 123(R), and requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. For stock-based awards granted after September 1, 2005, we recognize compensation expense based on estimated grant date fair value using the modified Black-Scholes option-pricing model, considering various weighted-average assumptions. These weighted-average assumptions (volatility, risk-free interest rate, expected term, grant-date fair value) are based on multiple factors, including future and historical employment and post-employment option exercise patterns for certain relatively homogeneous participants and their impact on expected terms of the options and the implied volatility of our stock price.

Pension Plans

  Nature of Estimates Required, Assumptions and Approach Used

Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 123(R).” Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

Discount rates are determined annually and are based on rates of return of high-quality corporate bonds (Moody’s AA rating). Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends, and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plans increased to 5.75% at August 31, 2007, compared to 5.0% at August 31, 2006, reflecting higher interest rates experienced during the last fiscal year. Correspondingly, the rate of return expected on our plan assets was increased to 7.25% at August 31, 2007 from 6.4% at August 31, 2006. To determine the rates of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

SFAS No. 158 requires prospective application; recognition and disclosure requirements are effective for our fiscal year ended August 31, 2007. The impact of adopting SFAS No. 158 resulted in a reduction of $11.6 million to stockholders’ equity.

  Other Recent Accounting Pronouncements

For a discussion of other recent accounting pronouncements and the effect they could have on our consolidated financial statements, see Note 22 — New Accounting Pronouncements included in Part II, Item 8 — Financial Statements and Supplementary Data.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

We are exposed to interest rate risk due to changes in interest rates, primarily in the U.S. and Japan. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and short-term fixed rate investments.

Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $850.0 million limit of the Credit Facility. At August 31, 2007, there were no revolving credit loans under the Credit Facility. At August 31, 2007, the fixed interest rate on our primary Credit Facility was 7.90% with an availability of $119.0 million. See Note 8 — Long-Term Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for further discussion.

As of August 31, 2007, excluding Westinghouse, we have no variable rate debt. Including Westinghouse, we have outstanding $653.1 million of variable rate Westinghouse bonds (face value 78 billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (1.07% as of August 31, 2007). We have entered into an interest rate swap agreement through March 15, 2013 which fixes our interest payments at 2.398% to minimize our interest rate risk.

The table below provides information about our outstanding debt instruments (including capital leases) that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in millions of U.S. dollars ($US) and the table is accurate as of August 31, 2007.

	Expected Maturity Dates							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Long-term debt
Fixed rate	$7.7	$5.8	$2.1	$1.5	$—	$426.9	$444.0	$457.4
Average interest rate	8.1%	8.3%	8.3%	8.3%	—%	2.2%
Variable rate	—	—	—	—	—	$653.1	$653.1	$673.5
Average interest rate	—	—	—	—	—	2.398%

The calculated fair value of long-term debt (including capital leases) incorporates the face value of the Westinghouse Bonds and related foreign currency translation adjustments recognized as of August 31, 2007.

Foreign Currency Exchange Rate Risk

During fiscal year 2007, we issued bonds denominated in JPY in connection with our investment in Westinghouse. These bonds, which have an aggregate face value of 128.98 billion JPY (or $1.12 billion as of August 31, 2007), are revalued at the end of each accounting period using period-end exchange rates. A 1% increase in the value of the JPY against the U.S. dollar will create a $11.2 million foreign exchange loss in our income statement. Although the Put Option associated with our investment in Westinghouse, if exercised, could mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the JPY versus the U.S. dollar could significantly reduce our returns on our investment in Westinghouse. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements and Note 8 — Long-Term Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for more information regarding these JPY-denominated bonds and our investment in Westinghouse.

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency as our contracts. As of August 31, 2007, we had a minimal number of forward exchange contracts outstanding that were hedges of interest payments on the Westinghouse Bonds.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries

We have audited The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Shaw Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2007 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A(b) of the 2007 Annual Report on Form 10-K:

• Control Environment over Financial Reporting

• Complex or Non-Routine Accounting Matters

• Period-End Financial Reporting Process

• Energy & Chemical Segment Control Environment

• Energy & Chemical Segment Project Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Shaw Group Inc. and subsidiaries as of August 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated December 3, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, The Shaw Group Inc. has not maintained effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after August 31, 2007, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/  KPMG LLP

Baton Rouge, Louisiana
December 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Shaw Group Inc. and subsidiaries as of August 31, 2007 and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended August 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2007, and the results of their operations and their cash flows for the year ended August 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), The Shaw Group Inc. and subsidiaries internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 3, 2007, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 and Note 16 to the consolidated financial statements, effective August 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/  KPMG LLP

Baton Rouge, Louisiana
December 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Shaw Group Inc. and subsidiaries (the Company) as of August 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Shaw Group Inc. and subsidiaries at August 31, 2006, and the consolidated results of their operations and their cash flows for the years ended August 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/  Ernst & Young LLP

New Orleans, Louisiana
October 27, 2006, except for the effects
of the restatements described
in paragraphs 1, 2, and 3 of Note 1,
as to which the date is
November 29, 2007

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of August 31, 2007 and 2006
(Dollars in thousands)

	2007	2006
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$341,359	$155,412
Restricted and escrowed cash	19,266	43,409
Accounts receivable, including retainage, net	771,806	718,721
Inventories	184,371	114,436
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	398,131	470,708
Deferred income taxes	79,146	85,085
Prepaid expenses	23,576	8,781
Other current assets	34,435	83,312

Total current assets	1,852,090	1,679,864
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	41,227	53,173
Investment in Westinghouse	1,094,538	—
Property and equipment, at cost	418,514	345,369
Less accumulated depreciation	(198,662)	(167,121)

Property and equipment, net	219,852	178,248
Goodwill	513,951	506,592
Intangible assets	27,356	31,108
Deferred income taxes	22,155	—
Other assets	103,683	88,369

	$3,874,852	$2,537,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553,273	$481,351
Accrued salaries, wages and benefits	119,219	101,621
Other accrued liabilities	200,500	125,430
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	572,435	331,650
Short-term debt and current maturities of long-term debt	7,687	11,688

Total current liabilities	1,453,114	1,051,740
Long-term debt, less current maturities	9,337	173,534
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,087,428	—
Deferred income taxes	—	18,664
Interest rate swap contract on Japanese Yen-denominated bonds	6,667	—
Other liabilities	62,960	41,678
Minority interest	18,825	13,408
Contingencies and commitments (Note 13)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 86,711,957 and 85,866,727 shares issued, respectively; and 81,197,473 and 80,475,928 shares outstanding, respectively	1,104,633	1,072,589
Retained earnings	273,602	292,602
Accumulated other comprehensive loss	(36,666)	(25,363)
Treasury stock, 5,514,484 and 5,390,799 shares, respectively	(105,048)	(101,498)

Total shareholders’ equity	1,236,521	1,238,330

	$3,874,852	$2,537,354

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
		(Restated)	(Restated)

Revenues	$5,723,712	$4,775,649	$3,267,702
Cost of revenues	5,348,295	4,454,629	2,974,899

Gross profit	375,417	321,020	292,803
General and administrative expenses	274,490	225,575	190,362

Operating income	100,927	95,445	102,441
Interest expense	(12,811)	(19,177)	(29,107)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(30,577)	—	—
Interest income	13,785	5,939	5,571
Loss on retirement of debt	(1,119)	—	(47,772)
Foreign currency translation losses on Japanese Yen-denominated bonds, net	(33,204)	—	—
Other foreign currency transaction gains (losses), net	(5,275)	(865)	823
Other income (expense), net	1,440	(933)	5,979

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	33,166	80,409	37,935
Provision for income taxes	10,747	17,600	17,436

Income before minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	22,419	62,809	20,499
Minority interest	(17,699)	(14,725)	(7,180)
Income from 20% Investment in Westinghouse, net of income taxes	2,176	—	—
Earnings (losses) from unconsolidated entities, net of income taxes	(25,896)	2,142	3,791

Income (loss) from continuing operations	(19,000)	50,226	17,110
Loss from discontinued operations, net of income taxes	—	—	(1,439)

Net income (loss)	$(19,000)	$50,226	$15,671

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.24)	$0.64	$0.25
Loss from discontinued operations, net of income taxes	—	—	(0.02)
Net income (loss)	$(0.24)	$0.64	$0.23
Diluted:
Income (loss) from continuing operations	$(0.24)	$0.63	$0.25
Loss from discontinued operations, net of income taxes	—	—	(0.02)
Net income (loss)	$(0.24)	$0.63	$0.22
Weighted average shares outstanding:
Basic	79,857	78,791	68,673
Diluted	79,857	80,289	69,792

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

						Accumulated
	Common			Treasury	Unearned	Other		Total
	Stock	Treasury	Common	Stock	Stock-Based	Comprehensive	Retained	Shareholders’
	Shares	Stock Shares	Stock Amount	Amount	Compensation	Income (Loss)	Earnings	Equity

Balance, August 31, 2004, as previously reported	69,101,493	(5,331,655)	$772,077	$(99,913)	$(6,072)	$(15,157)	$229,136	$880,071
Cumulative effect of accounting errors	—	—	(340)	—	—	—	(2,431)	(2,771)

Balance, August 31, 2004, (Restated)	69,101,493	(5,331,655)	771,737	(99,913)	(6,072)	(15,157)	226,705	877,300
Net income	—	—	—	—	—	—	15,671	15,671
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(3,872)	—	(3,872)
Change in unrealized net gains (losses) on hedging activities, net of tax of $5	—	—	—	—	—	(210)	—	(210)
Additional pension liability, not yet recognized in net periodic pension expense, net of tax expense of $—	—	—	—	—	—	(12,513)	—	(12,513)

Comprehensive income (loss)	—	—	—	—	—	—	—	(924)
Shares issued in public equity offerings	14,067,500	—	260,270	—	—	—	—	260,270
Exercise of options	378,715	—	3,248	—	—	—	—	3,248
Tax benefits from stock based compensation	—	—	506	—	—	—	—	506
Stock-based compensation	741,296	—	8,745	—	(9,134)	—	—	(389)
Amortization of stock-based compensation	—	—	—	—	4,009	—	—	4,009

Balance, August 31, 2005, (Restated)	84,289,004	(5,331,655)	$1,044,506	$(99,913)	$(11,197)	$(31,752)	$242,376	$1,144,020
Net income (loss)	—	—	—	—	—	—	50,226	50,226
Other comprehensive income (loss):	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(495)	—	(495)
Change in unrealized net gains (losses) on hedging activities, net of tax of $5	—	—	—	—	—	(7)	—	(7)
Decrease in pension liability, not yet recognized in net periodic pension expense, net of tax benefit of $—	—	—	—	—	—	6,891	—	6,891

Comprehensive income (loss)	—	—	—	—	—	—	—	56,615
Exercise of options	1,168,023	—	18,675	—	—	—	—	18,675
Tax benefits from stock based compensation	—	—	3,586	—	—	—	—	3,586
Stock-based compensation	409,700	(59,144)	24,340	(1,585)	(7,321)	—	—	15,434
Reclassification of unearned compensation due to the adoption of SFAS 123R	—	—	(18,518)	—	18,518	—	—	—

Balance, August 31, 2006, (Restated)	85,866,727	(5,390,799)	$1,072,589	$(101,498)	$—	$(25,363)	$292,602	$1,238,330
Net income (loss)	—	—	—	—	—	—	(19,000)	(19,000)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	1,404	—	1,404
Change in unrealized net gains (losses) on hedging activities, net of tax of $2,667	—	—	—	—	—	(4,000)	—	(4,000)
Decrease in pension liability, not yet recognized in net periodic pension expense, net of tax expense of $2,003	—	—	—	—	—	2,939	—	2,939

Comprehensive income (loss)	—	—	—	—	—	—	—	(18,657)
Adjustment upon initial adoption of SFAS 158, net of tax benefit of $7,945	—	—	—	—	—	(11,646)	—	(11,646)
Exercise of options	569,152	—	8,815	—	—	—	—	8,815
Tax benefits from stock based compensation	—	—	3,850	—	—	—	—	3,850
Stock-based compensation	276,078	(123,685)	19,379	(3,550)	—	—	—	15,829

Balance, August 31, 2007	86,711,957	(5,514,484)	$1,104,633	$(105,048)	$—	$(36,666)	$273,602	$1,236,521

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
		(Restated)	(Restated)

Cash flows from operating activities:
Net income (loss)	$(19,000)	$50,226	$15,671
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,303	35,272	31,388
Provision for (benefit from) deferred income taxes	(31,030)	3,351	8,184
Stock-based compensation expense	19,379	18,018	4,321
Accretion of discount on long-term debt and amortization of deferred financing costs	8,006	1,124	3,712
Amortization of contract adjustments	(3,361)	(3,575)	(11,098)
Provision for uncollectible accounts receivable	17,134	10,285	2,780
(Earnings) losses from unconsolidated entities, net of taxes	(4,609)	(2,142)	(3,790)
Impairment of assets	8,041	5,130	—
Distributions from unconsolidated entities	3,485	1,956	—
Foreign currency transaction (gains) losses, net	5,275	865	(919)
Foreign currency translation losses, net (Westinghouse)	33,204	—	—
Loss on retirement of debt	1,119	—	47,772
Write-off of claims receivable	—	48,155	—
Minority interest	17,699	14,724	7,179
Payments for financed insurance premiums	(13,033)	(9,765)	(10,582)
Return on capital to joint venture partner	(11,778)	(12,210)	—
Impairment of investments in unconsolidated entities	47,215	—	—
Pension, net periodic costs	(5,342)	(6,307)	(5,957)
Other	(1,684)	(778)	(2,555)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(46,393)	(296,235)	30,311
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	75,802	(103,999)	(30,803)
(Increase) in inventories	(66,895)	(17,135)	(17,616)
(Increase) decrease in other current assets	55,505	(33,497)	12,547
(Increase) decrease in prepaid expenses	(14,803)	(2,788)	4,254
(Increase) in other assets	(22,631)	(24,631)	(9,222)
Increase in accounts payable	43,475	127,205	4,419
Increase in accrued liabilities	89,803	53,864	5,077
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	240,775	39,924	(74,604)
Increase (decrease) in deferred revenue	(11,264)	1,933	2,359
Increase in other long-term liabilities	5,629	6,481	42,785

Net cash provided by (used in) operating activities	461,026	(94,549)	55,613
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash surrendered	—	1,242	14,108
Purchases of businesses, net of cash received	(14,114)	(720)	—
Purchases of property and equipment	(65,184)	(49,118)	(30,201)

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2007, 2006 and 2005 — (Continued)

	2007	2006	2005
		(Restated)	(Restated)

Investment in and advances to unconsolidated entities and joint ventures	(10,448)	(19,244)	(13,335)
Investment in Westinghouse	(1,085,913)	—	—
Distributions from unconsolidated entities	4,878	3,785	14,930
Acquisition costs	—	(2,188)	—
Cash received from restricted and escrowed cash	84,894	193,722	212,474
Cash deposited into restricted and escrowed cash	(60,789)	(65,230)	(327,800)
Proceeds from sale of property and equipment	4,314	4,791	3,362

Net cash provided by (used in) investing activities	(1,142,362)	67,040	(126,462)
Cash flows from financing activities:
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—	—
Purchase of treasury stock	(3,550)	(1,584)	—
Repayment of debt and capital leases	(32,102)	(4,878)	(279,828)
Proceeds from issuance of debt	4,073	5,305	3,726
Payments for deferred financing costs	(14,139)	(2,072)	(4,886)
Issuance of common stock	8,815	18,675	263,849
Contribution of capital from joint venture partner	100	—	—
Tax benefits from stock based compensation	3,850	3,586	—
Proceeds from revolving credit agreements	783,865	1,361,055	463,551
Repayments of revolving credit agreements	(934,652)	(1,257,115)	(422,428)

Net cash provided by financing activities	865,725	122,972	23,984
Cash (to) from variable interest entities	(167)	2,290	1,343
Effects of foreign exchange rate changes on cash	1,725	2,156	(1,201)

Net change in cash and cash equivalents	185,947	99,909	(46,723)
Cash and cash equivalents — beginning of year	155,412	55,503	102,226

Cash and cash equivalents — end of year	$341,359	$155,412	$55,503

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$23,072	$19,404	$40,206

Income taxes	$8,879	$4,035	$5,133

Non-cash investing and financing activities:
Issuance of restricted stock	$3,709	$15,908	$9,445

Financed insurance premiums	$11,138	$10,068	$11,034

Interest rate swap contract on Japanese Yen-denominated bonds	$6,667	$—	$—

Acquisition of businesses through issuance of debt	$7,067	$—	$—

Property and equipment acquired through issuance of debt	$—	$2,716	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Summary of Significant Accounting Policies

Restatement of Prior Period Financial Statements

These consolidated financial statements of The Shaw Group Inc. (Shaw, we, us, and our) reflect restatements to correct for accounting errors in the fiscal years ended August 31, 2006 and 2005. As reported in our Current Report on Form 8-K dated November 13, 2007, in connection with a review of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006, our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006, and our Quarterly Reports on Form 10-Q for the three months ended February 28, 2007 and May 31, 2007, the Staff of the Corporate Finance Division of the Securities and Exchange Commission (the Staff) issued a letter in which the Staff commented on certain items in our consolidated financial statements. Specifically, the Staff’s comments addressed certain charges — primarily recorded and disclosed in the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006 — that related to fiscal years 2006 and 2005. As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our financial statements for fiscal years 2005 and 2006 and the first three fiscal quarters of 2007. Accordingly, the previously reported net earnings for fiscal years 2006 and 2005 are reduced by $0.6 million and $0.3 million, respectively; and our previously reported retained earnings as of September 1, 2004 is reduced by $2.4 million. These errors impact multiple previous reporting periods. See Note 23 — Prior Year Restatement of Consolidated Financial Statements for a discussion of the amounts and accounts that were restated for each period.

Additionally, the unaudited quarterly financial data for our first three fiscal quarters of fiscal year 2007 and each of the fiscal quarters in 2006 in Note 21 — Quarterly Financial Data (Unaudited) has been restated to correct errors in our previously filed Quarterly Reports on Form 10-Q for these periods.

Previous Restatement of Historical Financial Statements

On October 31, 2006, we filed with the U.S. Securities and Exchange Commission (SEC) our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 (Original 2006 Form 10-K Filing). In conjunction with a review of the Original 2006 Form 10-K, the Staff of the SEC (the Staff) issued a series of comment letters in which, among other things, the Staff commented on the presentation of certain items in our consolidated financial statements. As a result of the SEC comment letters, we decided to amend our Original 2006 Form 10-K Filing. Accordingly, adjustments were made to the 2006, 2005 and 2004 consolidated financial statements and other information contained in the Original 2006 Form 10-K Filing, which were reflected in Amendment No. 1 on Form 10-K/A filed with the SEC on September 28, 2007 to restate for these items and certain other matters. The adjustments include changes to the Consolidated Statement of Cash Flows to reclassify certain items, changes to the Consolidated Statement of Shareholders’ Equity for an income tax disclosure, and changes to certain disclosures in the Notes to Consolidated Financial Statements. These changes, where applicable, are included in these consolidated financial statements.

Description of Business

We are a global provider of services to the energy, chemical, and environmental and infrastructure industries, and are a vertically-integrated provider of comprehensive technology, engineering, procurement, construction, maintenance, pipe fabrication and consulting services to the energy and chemical industries. We are also a leader in the environmental, infrastructure and homeland security markets, providing consulting, engineering, construction, remediation and facilities management services to governmental and commercial customers.

We operate primarily in the U.S., but we also have foreign operations. Our services and products include consulting, project design, engineering and procurement, piping system fabrication, manufacture of pipe fittings, steel erection industrial construction and maintenance, facilities management and environmental remediation. Our operations are conducted primarily through wholly-owned subsidiaries and joint ventures.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year-End

We define our fiscal year as the period from September 1 to August 31.

Nature of Operations and Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable plus a fee or mark-up contracts and fixed-price contracts, both of which may be modified by cost escalation provisions or other risk sharing mechanisms, and incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We focus our EPC activities on a cost-reimbursable plus a fee or mark-up and negotiated fixed-price work, each as defined below. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages.

Our cost-reimbursable contracts include the following:

•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including areas as quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our customers and regulatory audit agencies and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee consisting of two parts: (1) a fixed amount, which does not vary with performance, but may be at risk when a target price is exceeded; and (2) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or savings for costs less than the target. In some contracts, we may agree to share cost overruns in excess of our fee, which could result in a loss on the project.

Our fixed-price contracts include the following:

•	Firm fixed-price contract — May include contracts in which the price is not subject to any cost or performance adjustments and contracts where certain risks are shared with clients such as labor costs, commodity pricing changes. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other events negotiated.

•	Maximum price contract — A contract that provides at the outset for an initial target cost, an initial target profit and a price ceiling. The price is subject to cost adjustments incurred, but the adjustment would generally not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being the number of units of work performed. Variations in unit-price contracts include the same type of variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and the unit prices.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Cycle

The length of our contracts varies, but, is typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received in cash within the next twelve months include restricted cash, retainage receivable, cost and estimated earnings in excess of billing on uncompleted contracts (including claims receivable), retainage payable, and advance billings and billings in excess of costs and estimated earnings on uncompleted contracts.

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the U.S., our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management include the following:

•	contract revenues, costs and profits and the application of percentage-of-completion method of accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	recoverability of equity method investments;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIE’s) of which we are the primary beneficiary, as defined. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. Additionally, in certain cases, we consolidate the proportionate share of our investments in construction related joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The 2007 consolidated financial statements include our fiscal year 2007 investments in the acquisition companies that acquired BNFL USA Group Inc. and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse), and our acquisitions of Gottlieb, Barnett & Bridges (GBB), Mid-States Pipe Fabrication, Inc. (MSPF) and EzeFlow (NJ) Inc. (EzeFlow) from the dates of the respective acquisition.

Acquisition of Investment in Westinghouse

On October 16, 2006, we acquired a 20% interest in Westinghouse for approximately $1.1 billion. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements for further discussion.

Acquisition of Gottlieb, Barnett & Bridges

In September 2006, we acquired the maritime engineering and design firm GBB for a cost of $10.3 million, of which $2.5 million was paid at transaction closing and $7.8 million (including interest) is payable over three years. We recorded $7.3 million of goodwill associated with this acquisition. Based in Mobile, Alabama, GBB has maintained a maritime niche specialty in the design and procurement of container and bulk handling equipment and waterfront facilities for over fifty years. Renamed Shaw GBB, LLC, this business resides in our Environmental & Infrastructure segment.

Acquisition of Mid-States Pipe Fabrication, Inc.

On January 31, 2007, we acquired all of the stock of MSPF for $8.4 million and retired approximately $0.6 million of MSPF notes payable. The acquisition increases our pipe fabrication capacity to meet the power and chemical industry demand for fabricated industrial pipe and piping systems. The operations of MSPF reside in our Fabrication & Manufacturing segment.

Acquisition of EzeFlow (NJ) Inc.

On June 29, 2007, we acquired all of the stock of EzeFlow (NJ) Inc., a manufacturer of pipe fittings for the power and process industries, for $5.6 million. This acquisition has been integrated into our Fabrication & Manufacturing Segment.

Discontinued Operations

During fiscal year 2005, we discontinued our Roche Ltd., Consulting Group business, part of our Environmental & Infrastructure segment. The loss on disposal of this business and the results of its operations are presented as discontinued operations in our consolidated financial statements.

Cash and Cash Equivalents

Highly liquid investments are classified as cash equivalents if they mature within three months of the purchase date.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Our principal customers are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant energy producers and equipment manufacturers. We believe that in most cases our exposure to credit risk is mitigated through customer prepayments, collateralization and guarantees.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimate the amount of doubtful accounts based on our understanding of the financial condition of specific customers and for contract adjustments to reflect the net amount expected to be collected. We establish an allowance for uncollectible accounts based on the assessment of the customers’ ability to pay. Accruals resulting from disputes or other negotiations which are established to reflect certain project related accounts receivable or claims at their net realizable values are included in billings in excess of costs and estimated earnings on uncompleted contracts. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due.

Retainage, included in accounts receivable, represents amounts withheld from progress billings by our customers and may not be paid to us until the completion of a project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance or fulfillment guarantees.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Including Claims, and Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits recognized to date using the percentage-of-completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion method on certain contracts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods. Cost includes material, labor, and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory.

Property and Equipment

Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. We incur maintenance costs on all of our major equipment. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

The straight-line depreciation method is used for all our assets. Depreciation is generally provided over the following estimated useful service lives:

Transportation equipment	5-15 Years
Furniture, fixtures and software	3-15 Years
Machinery and equipment	3-18 Years
Buildings and improvements	5-40 Years

Investments

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent additional investments and our proportionate share of earnings or losses and distributions. We record our share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

Long-Lived Assets

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We perform our impairment test in the third quarter of our fiscal year unless there are indications of impairment in other periods. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Intangible Assets

Included in other assets are intangible assets related to various licenses, patents, technology and related processes. The costs of these assets are amortized on a straight-line basis over their estimated lives which range from three to thirty years. Also included in other assets are intangible assets related to customer relationships acquired with the IT Group acquisition which are amortized over a ten-year period on a straight-

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Assets of Deferred Compensation Plans

We account for the assets of our Deferred Compensation Plans held in Rabbi Trusts for the benefit of the Chief Executive Officer pursuant to his employment agreement and for the benefit of key employees as trading assets. Our Rabbi Trust deposits are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as compensation expense.

Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders, and Incentives

A substantial portion of our revenues are derived from long-term contracts. We use accounting principles set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) and other applicable accounting standards to account for these contracts. We recognize revenues for these contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are recognized when received.

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. The costs attributable to change orders and claims being negotiated or disputed with customers, vendors or subcontractors or subject to litigation are included in our estimates of revenues when it is probable they will result in additional contract revenues and the amount can be reasonably estimated. Profit from such unapproved change orders and claims is recorded in the period such amounts are settled or approved. Back charges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

Disputes with other parties involved in the contract can and often do occur, which we refer to as claims. These disputes are generally the result of one party incurring costs or damages caused by another party during execution of the project. We may incur additional costs or be damaged, and we may cause additional costs or damages to other parties. The other parties include our customer on the contract, subcontractors and vendors we have contracted with to execute portions of the project and others. We may claim damages against others and others may claim damages against us. Collectively, we refer to disputes related to collection of these damages as “claims.” Claims include amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. These claims against customers are included in our revenue estimates

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as additional contract revenues to the extent that contract costs have been incurred when the recovery of such amounts is probable. Backcharges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. When estimating the amount of total gross profit or loss on a contract, we include claims related to our customers as adjustments to revenues and claims related to vendors, subcontractors and others as adjustments to cost of revenues. Including claims in this calculation ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded to the extent of costs incurred and include no profit until such time as they are finalized and approved. In most cases, the claims included in determining contract gross profit are less than the actual claim that will be or has been presented. Claims are included in costs and estimated earnings in excess of billings on the consolidated balance sheets.

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in SOP 81-1. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party customers. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

Other Revenue Recognition and Profit and Loss Estimates

For unit-priced pipe fabrication contracts, we recognize revenues upon substantial completion of the fabrication of individual spools. A spool consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. For fixed-price fabrication contracts, we recognize revenues based on the percentage-of-completion method, measured primarily by the cost of materials for which production is substantially complete to the total estimated material costs of the contract. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress inventory. We recognize revenues for pipe fittings, manufacturing operations and other services at the time of shipment or as services are performed.

Revenue is recognized from consulting services as the work is performed. Consulting service work is primarily performed on a cost-reimbursable basis. Revenues related to royalty use of our performance enhancements derived from our chemical technologies are recorded in the period earned based on the performance criteria defined in the related contracts. For running royalty agreements, we recognize revenues based on customer production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the customers’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured primarily by the percentage of costs incurred to date on engineering services to total estimated engineering costs. Under such agreements, revenues available for recognition on a percentage-of-completion basis are limited to the agreement value less a liability provision for contractually specified process performance guarantees. The liability provision is recorded in gross profit when, and if, the related performance testing is successfully completed or an assessment indicates a reduction of the liability provision is appropriate.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on projects where we may not be the EPC contractor. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining as of August 31, 2007 and 2006 was $31.1 million and $15.7 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility; as a result these differences could be material.

For most housing privatization projects we provide operations management, development, and construction services through 50% owned entities (the Privatization Subsidiaries). These services are provided to the companies that hold the equity ownership in the housing and related assets (the Privatization Entities) — see Note 6 — Equity Method Investments and Variable Interest Entities. Typically, the Privatization Subsidiary and the related military branch each own a portion of the Privatization Entity during the term of contract, which generally is 50 years. The Privatization Subsidiary recognizes revenues from operations management and related incentive fees as earned. The Privatization Subsidiary recognizes revenues on development and construction service fees on the percentage-of-completion method based on costs incurred to date compared with total estimated contract costs. We defer our economic ownership percentage of development and construction service fees and recognize those fees over the useful lives of the related capitalized improvements. We recognize earnings for our economic ownership percentage of the net earnings of the Privatization Entity.

Cost Estimates

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bid and proposals, and procurement. Pre-contract costs are generally expensed when incurred. Pre-contract costs incurred in anticipation of a specific contract award are deferred when the costs can be directly associated with a specific anticipated contract and their recoverability from that contract is probable.

General and Administrative Expenses

Our general and administrative (G&A) expenses represent overhead expenses that are not associated with the execution of the contracts. G&A expenses include charges for such items as business development, information technology, finance and corporate accounting, human resources and various other corporate functions.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (SFAS 133), which requires entities to recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. If the derivative instrument is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Recognized gains or losses on

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instruments entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of operations.

We do not enter into derivative instruments for speculative or trading purposes. We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services, and interest payments denominated in a foreign currency. The net gain recognized in earnings from our hedges was $1.1 million and $0.8 million at August 31, 2007 and 2006, respectively.

Other Comprehensive Income

FASB Statement No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. We report the cumulative foreign currency translation adjustments, the net after-tax effect of unrealized gains and losses on derivative instruments accounted for as cash flow hedges and changes in the net pension liability related to our foreign subsidiaries-sponsored pension plans as components of other comprehensive income.

Our significant foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Canadian dollars and the Euro). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders’ equity, in accordance with FASB Statement No. 52, “Foreign Currency Translation” (SFAS 52), and SFAS 130. For the fiscal years ended August 31, 2007, 2006 and 2005, the cumulative foreign currency translation adjustments were $1.4 million, ($0.5) million, and ($3.9) million, respectively. Foreign currency transaction gains or losses are credited or charged to income as incurred.

Recently Adopted Accounting Standard

On August 31, 2007, we adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the previously deferred portion of the funded status of defined benefit pension and other postretirement benefit plans. Additional minimum liability calculations are prospectively eliminated upon adoption of SFAS 158 which requires prospective application, recognition and disclosure requirements effective for our fiscal year ending August 31, 2007.

The adoption of SFAS 158 reduced the amount of our shareholders’ equity at August 31, 2007 by $11.6 million (see Note 16 — Employee Benefit Plans for more information).

Insurance Programs

Our employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through stop-loss insurance policies. Our workers’ compensation, automobile and general liability insurance is provided through a premium plan with a deductible applied to each occurrence. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of August 31, 2007 and August 31, 2006, liabilities for unpaid and incurred but not reported claims for all insurance programs totaling $33.9 million and $20.1 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

We defer qualifying debt issuance costs which are amortized over the term of the related debt. Unamortized deferred financing costs are included in non-current other assets on the consolidated balance sheets and related amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Deferred Acquisition Costs

We defer certain third party costs directly attributable to our efforts on potential acquisitions. During fiscal year 2006, we expensed $4.7 million of previously deferred financing and equity offering costs and certain due diligence costs related to our proposed acquisition of a controlling interest in Westinghouse. These costs are recorded in general and administrative expenses on our consolidated statements of operations for the year ended August 31, 2006. As of August 31, 2007, there were no deferred acquisition costs on the consolidated balance sheet.

Share-Based Compensation

Prior to fiscal year 2006, we applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for stock options granted under our stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of our employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective September 1, 2005, we adopted FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. Under this method, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of September 1, 2005, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after September 1, 2005, we recognize compensation expense based on estimated grant date fair value using the modified Black-Scholes option-pricing model. We recognize compensation cost on a straight-line basis over the requisite service period (generally four years) of the entire award.

In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in fiscal 2005 are reflected in operating activities. Share-based compensation cost that has been included in income from continuing operations amounted to $19.4 million and $17.0 million for the years ended August 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $7.6 million and $6.8 million for the years ended August 31, 2007 and 2006, respectively.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income for the year ended August 31, 2005 as if we had applied the fair value recognition provisions of Statement 123(R) to options granted under our stock plans prior to adoption of Statement 123(R) on September 1, 2005. No pro forma disclosure has been made for periods subsequent to September 1, 2005 as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ service periods with forfeitures recognized as they occurred.

For the Year
Ended
Dollars in thousands, except per share amounts	August 31, 2005
(Restated)

Net income:
As reported	$15,671
Add: Share-based compensation expense reported in net income, net of taxes	3,065
Deduct: Share-based compensation expense under the fair value method for all awards, net of taxes	(11,099)

Pro forma	$7,637

Basic net income per share:
As reported	$0.23
Add: Share-based compensation expense reported in net income, net of taxes	0.04
Deduct: Share-based compensation expense under the fair value method for all awards, net of taxes	(0.16)
Pro forma	$0.11
Diluted net income per share:
As reported	$0.22
Add: Share-based compensation expense reported in net income, net of taxes	0.04
Deduct: Share-based compensation expense under the fair value method for all awards, net of taxes	(0.16)
Pro forma	$0.11

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We include any estimated interest and penalties on tax related matters in income taxes payable.

Contingencies and Commitments

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LandBank Assets and Liabilities

LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. We recognize gains and losses of sales of these assets when the sales transaction is complete.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, and accounts receivable and payable approximate their fair values because of their short-term nature. The fair value of long-term notes receivable approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made. The fair value of fixed rate bonds approximates the carrying value based on estimated current rates available to us for bonds of the same maturities. The fair value of our floating rate bonds approximates the carrying value. Our foreign currency forward contracts are recorded at their fair values.

Reclassifications

Certain reclassifications have been made to prior period’s consolidated financial statements in order to conform to the 2007 presentation.

Note 2 —	Acquisition of Investment in Westinghouse and Related Agreements

Summary of Acquisition and Results of Operations

On October 16, 2006, we acquired a 20% equity interest in Westinghouse (defined below) and entered into other agreements including: (1) an agreement which allows us to put all or part of our newly-acquired 20% equity interest in Westinghouse to Toshiba Corporation (Toshiba); (2) a commercial relationship agreement; and (3) a shareholder agreement, each of which is described below. We issued Japanese Yen (JPY)-denominated bonds on October 13, 2006, for U.S. dollar equivalent net proceeds of approximately $1.0 billion to provide financing for the acquisition of the Westinghouse equity interest and the related agreements. We also paid cash of approximately $50.5 million and issued a promissory note in the amount of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of approximately $1.1 billion for this transaction is accounted for under the equity method of accounting.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. We expect that reliable financial information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations from the date of our acquisition through their calendar quarter ended June 30, 2007, an eight and one-half month period, was included in our financial results for the twelve months ended August 31, 2007.

Investment in Westinghouse

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. (TNEH-UK) and subsidiaries (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, provided 77% by Toshiba, 20%

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by us (through our wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (NEH)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse) from British Nuclear Fuels plc (BNFL). During our fiscal fourth quarter, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment and the related agreements, including related acquisition costs, but excluding deferred financing costs of approximately $11 million related to the Westinghouse Bonds, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese-market private placement, on October 13, 2006, of approximately $1.1 billion face value of JPY-denominated bonds (the Westinghouse Bonds). If we do not exercise the Put Option, we are obligated to pay a third party consultant $3.3 million.

Put Option Agreement

In connection and concurrent with the acquisition of our investment in Westinghouse, we entered into a JPY-denominated Put Option Agreement (the Put Option) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY (the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates) which is expected to approximate the amount due on the Westinghouse Bonds when the Put Option becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $36.2 million at August 31, 2007 exchange rates). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013 (covenants with the owners of the Westinghouse Bonds require us to exercise the Put Option at least 160 days prior to March 15, 2013, if, by such date, the Westinghouse Bonds have not been repaid, or earlier in the event of certain Toshiba credit events). The Put Option provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.

Since the Put Option exercise price is JPY-denominated, we will receive a fixed amount of JPY (approximately 124.7 billion JPY if we choose to put 100% of our ownership in Westinghouse to Toshiba) upon the exercise of the Put Option. The Put Option, along with the Principal LC (defined below), substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.

Under generally accepted accounting principles, the Put Option is not considered a free-standing financial instrument or a derivative instrument, and therefore, has not been separated from our equity investment in Westinghouse. The Put Option is JPY-denominated and does not require or permit net settlement. Therefore, neither the Put Option nor its foreign currency component meet the definition of a derivative instrument under SFAS 133 and therefore are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option).

Commercial Relationship Agreement

In connection and concurrent with the acquisition of our investment in Westinghouse, we executed a Commercial Relationship Agreement (the CRA) that provides us with certain exclusive opportunities to bid on

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Westinghouse Bonds

The Westinghouse Bonds were issued at a discount for net proceeds of $1.0 billion. They are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its shares in Westinghouse, the Put Option, a letter of credit for approximately $36.2 million at August 31, 2007 established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for $103.3 million at August 31, 2007, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC), which will automatically renew and remain outstanding for the life of the Westinghouse Bonds, or until we exercise the Put Option, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 8 — Long-Term Debt and revolving lines of credit for additional discussion of the accounting for these contracts.) The initial Interest LC is approximately $115.9 million in the aggregate to cover interest until the beginning of the Put Option exercise period (March 31, 2010). Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

Deferred financing costs associated with the Westinghouse Bonds of approximately $11.0 million and the original discount of $30.5 million are being amortized and accreted to interest expense over the term of the Westinghouse Bonds. Additional interest expense of $5.7 million was recognized for the year ended August 31, 2007, reflecting combined amortization and accretion of these costs. We anticipate combined amortization and accretion of approximately $6.6 million each year related to these deferred costs.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, Toshiba filed a Price Adjustment Objection Notice under the Purchase Agreement to acquire Westinghouse. BNFL previously filed a Price Adjustment Objection Notice as well under the Agreement. The parties resolved the adjustment under the dispute resolution procedures in the Purchase and Sale Agreement resulting in amounts due to BNFL and may impact the timing of the Acquisition Companies’ issuance of dividends to us. We are not required to contribute to any purchase price adjustment, and we did not contribute towards a purchase price adjustment. The adjustment does not affect the amount of targeted dividends we are entitled to receive, or the opportunities provided by the CRA.

Note 3 —	Restricted and Escrowed Cash

As of August 31, 2007 and 2006, we had restricted and escrowed cash of $19.3 million and $43.4 million, respectively, which consisted of:

•	$11.0 million and $40.2 million, respectively, in connection with a power project with which we had joint authority with another party to the contract. The project was substantially completed in 2006. Subsequent to August 31, 2007, all claims and disputes related to this project have been settled and the current cash balance related to the $11.0 million is no longer restricted;

•	$1.2 million and $1.1 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; and

•	$7.1 million and $2.1 million as of August 31, 2007 and 2006, respectively, is related to escrow amounts contractually required by various other projects.

Note 4 —	Inventories, Accounts Receivable and Concentrations of Credit Risk

The major components of inventories were as follows (in thousands):

	August 31,
	2007			2006 (Restated)
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total

Raw materials	$8,541	$93,101	$101,642	$5,417	$47,847	$53,264
Work in process	8,076	12,687	20,763	1,295	7,169	8,464
Finished goods	61,966	—	61,966	52,708	—	52,708

	$78,583	$105,788	$184,371	$59,420	$55,016	$114,436

Accounts receivable include the following (in thousands):

	August 31,
	2007	2006
		(Restated)

Trade accounts receivable, net	$683,125	$597,640
Unbilled accounts receivable	4,244	6,081
Retainage	84,437	115,000

Total accounts receivable, including retainage, net	$771,806	$718,721

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2007	2006
		(Restated)

Beginning balance, September 1	$20,586	$18,561
Provision	17,134	10,285
Write offs	(7,916)	(7,023)
Other	(3,170)	(1,237)

Ending balance, August 31	$26,634	$20,586

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $87.3 million and $252.0 million as of August 31, 2007 and August 31, 2006, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts include $138.5 million and $253.2 million at August 31, 2007 and August 31, 2006, respectively, related to the U.S. government agencies and related entities.

Note 5 — Property and Equipment:

Property and equipment consisted of the following (in thousands):

	August 31,
	2007	2006
		(Restated)

Transportation equipment	$16,373	$15,882
Furniture, fixtures and software	116,546	99,945
Machinery and equipment	156,807	140,109
Buildings and improvements	86,406	64,570
Assets acquired under capital leases	9,148	8,382
Land	7,966	7,344
Construction in progress	25,268	9,137

	418,514	345,369
Less: accumulated depreciation	(198,662)	(167,121)

Property and equipment, net	$219,852	$178,248

Assets acquired under capital leases, net of accumulated depreciation, were $4.0 million and $4.4 million at August 31, 2007 and 2006, respectively, and are amortized over the shorter of the respective lease term or the estimated useful lives of the assets. Depreciation and amortization expense of $37.8 million, $31.7 million and $27.9 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively, is included in cost of revenues and general and administrative expenses in the accompanying consolidated statements of operations.

Note 6 —	Equity Method Investments and Variable Interest Entities

As is common in the engineering, procurement and construction (EPC) industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a Variable Interest Entity (VIE) as defined by FASB Financial Interpretation No. 46 (as revised ) [FIN 46(R)], “Consolidation of Variable Interest Entities (revised December

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003) — an interpretation of ARB No. 51”, and we are determined to be the primary beneficiary of that VIE because we are subject to a majority of the risk of loss from the VIE’s activities or entitled to receive the majority of the VIE’s residual returns or both, the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations, except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in our consolidated statements of operations.

Equity Method Investments

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements). Summarized financial information for our Investment in Westinghouse assuming a 100% ownership interest is as follows (in thousands):

Balance Sheet	June 30, 2007

Current assets	$1,405,687
Noncurrent assets	6,144,378
Current liabilities	1,065,482
Noncurrent liabilities	901,598
Minority interest	4,521

October 16, 2006
(Acquisition Date)
Statement of Operations	to June 30, 2007

Revenues	$1,712,165
Gross profit	433,608
Income from continuing operations before income taxes	31,151
Net income	17,868

For all other jointly owned operations that are accounted for using the equity method of accounting, aggregated summarized financial information assuming a 100% ownership interest is as follows (in thousands):

	At August 31,
Balance Sheets	2007	2006
		(Restated)

Current assets	$234,358	$145,071
Noncurrent assets	979,881	927,938
Current liabilities	192,467	104,470
Noncurrent liabilities	783,526	776,053

	For the Year Ended August 31,
Statement of Operations	2007	2006	2005
		(Restated)	(Restated)

Revenues	$429,451	$580,837	$620,031
Gross profit	49,991	62,813	54,887
Income from continuing operations before income taxes	44,648	38,236	42,309
Net income	44,648	38,236	42,309

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships which are accounted for under the equity method (in thousands, except percentages):

	Ownership	At August 31,
	Percentage	2007	2006
			(Restated)

Investment in Westinghouse	20%	$1,094,538	$—
Privatization entities	10% - 90%	10,057	24,298
KB Home/Shaw Louisiana, LLC	50%	5,315	8,708
Mississippi Space Services LLC	45%	6,901	6,006
Other	23% - 50%	15,873	11,080

Total investments		1,132,684	50,092
Long-term advances to and receivables from unconsolidated entities:
Shaw YPC Piping (Nanjing) Co. LTD	50%	3,081	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,135,765	$53,173

We have a 90% equity interest in one of our investments in a military family housing privatization entity that is not a VIE. The United States Army owns the other 10% and as such has substantive participating rights, as defined in EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” As a result, we do not consolidate this investee.

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows:

	For the Year Ended
	August 31,
	2007	2006	2005
		(Restated)	(Restated)

Investment in Westinghouse	$2,176	$—	$—
Privatization entities	(24,838)	2,774	(361)
KB Home/Shaw Louisiana LLC	(3,298)	(1,529)	—
Mississippi Space Services LLC	1,347	853	664
Other	893	44	3,488

Total earnings (losses) from unconsolidated entities, net income of taxes	$(23,720)	$2,142	$3,791

Variable Interest Entities

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. Department of Defense (DOD) has established programs for the privatization of military family housing (Privatization). As of August 31, 2007, we were engaged in five project specific joint ventures to privatize approximately 8,000 housing units. Under the terms of these contracts, the joint venture acquires property and/or enters into a long-term ground lease (generally 50 years with potential extensions) and is required to make improvements, including renovations or replacement of the facilities and construction of new houses, and to provide ongoing management and maintenance services. Initial funding for these projects was provided through the contribution of equity from the joint venture members, the issuance of long-term bonds (which are non-recourse to us) and projected rental income from the project.

Due to reconsideration events on certain of our Privatization entities, we reconsidered our conclusions of the primary beneficiary of all of our Privatization entities. This reconsideration analysis resulted in the following:

•	We became the primary beneficiary of PFH Management, LLC, and American Eagle Design-Build Studio. We have consolidated these entities, which resulted in $28.3 million and $28.3 million of additional assets and liabilities, respectively, being recorded in our consolidated balance sheet as of August 31, 2007. We also recognized additional revenues of $28.4 million in our consolidated statement of operations for the year ended August 31, 2007. As a result of the impairment charge discussed below, the subsequent consolidation of these entities had no effect on net income.

•	We concluded that American Eagle Northwest, LLC and American Eagle Communities Midwest, LLC are not VIEs, although previously disclosed as being unconsolidated VIEs. This change had no impact on our financial statements, as these entities continue to be accounted for under the equity method.

The following is a summary of our significant VIEs at August 31, 2007:

Consolidated VIEs

•	In November 1993, Shaw-Nass Middle East, W.L.L. (Shaw-Nass) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We acquired a 49% equity interest in the joint venture, and have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. This entity which is included in our Fabrication & Manufacturing (F&M) segment had total assets of approximately $27.8 million and total liabilities of $21.3 million as of August 31, 2007. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to Shaw-Nass, which totaled $3.8 million as of August 31, 2007.

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing LLC. This entity had total assets and liabilities of $19.2 million and $7.6 million as of August 31, 2007, respectively and is included in our E&C segment. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $6.0 million as of August 31, 2007 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb, estimated to be approximately $3.6 million annually.

•	In June 2003, we contributed $3.2 million of cash to PFH Management, LLC for a 30% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build, and rental housing contract at Patrick Air Force Base, Florida. PFH Management, LLC has an 80% equity interest in Patrick Family Housing, LLC and is the general managing member for Patrick Family Housing, LLC. In April 2005, Patrick Family Housing, LLC, successfully obtained financing of approximately $75.4 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties without recourse to the general credit of the equity partners. During 2007, we made additional advances to the entity, which resulted in us becoming the primary beneficiary. As of August 31, 2007, this entity had total assets and liabilities of approximately $3.1 million and approximately $3.1 million, respectively. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during 2007 (see below), and an indemnity agreement (see below).

•	In January 2005, American Eagle Design-Build Studio was formed to provide general contractor services to the renovation efforts on several of the Privatization entities. We hold a 50% equity interest in the joint venture. During 2007, we made additional advances to the entity, which resulted in us becoming the primary beneficiary. As of August 31, 2007, this entity had total assets and liabilities of approximately $25.2 million and approximately $25.2 million, respectively. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during 2007 (see below) and the exposure related to the guarantee (see below).

•	In August 2004, Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. We have a 50% equity interest in this entity. This entity had total assets and liabilities of $9.0 million and $24.4 million, respectively, as of August 31, 2007 reflected in our E&I segment. Our exposure to losses consists of our equity interest and note receivable with accrued interest totaling $19.7 million as of August 31, 2007.

•	In October 2006, NEH was created to issue the Westinghouse Bonds and hold our 20% equity interest in Westinghouse (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements).

Unconsolidated VIEs — Equity Method

•	In August 2004, we contributed cash of $3.8 million to Little Rock Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract in Little Rock, Arkansas. Under the arrangement, Little Rock Family Housing, L.L.C. is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. In October 2004, Little Rock Family Housing, L.L.C. successfully obtained financing of approximately $65.3 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of August 31, 2007, this entity had total assets and liabilities of approximately $93.1 million and $74.5 million, respectively. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during 2007 (see below) and the exposure related to an indemnity agreement (see below).

•	In October 2004, we contributed cash of $5.0 million to Hanscom Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract twenty miles northwest of Boston, Massachusetts. Under the arrangement, Hanscom Family Housing, LLC is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. In October 2004, Hanscom Family Housing, LLC successfully obtained financing of approximately $168.2 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the partners. As of August 31, 2007, this entity had total assets and liabilities of $221.9 million and $197.1 million, respectively. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during 2007 (see below) and the exposure related to an indemnity agreement (see below).

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In February 2005, we contributed cash of $2.8 million to American Eagle Northwest, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for U.S. Navy personnel and their families under a design, build and rental housing contract in the State of Washington. American Eagle Northwest, LLC has a minority interest in Pacific Northwest Communities, LLC (PNC) of which the United States Navy has a majority interest. Under the arrangement, American Eagle Northwest, LLC is obligated to absorb the majority of the expected losses from PNC’s contract with the United States Navy; however, we are not the primary beneficiary of American Eagle Northwest, LLC. We also, along with our American Eagle Northwest, LLC equity partner, have guaranteed certain items of the performance of the entity under the contract with the United States Navy. As of August 31, 2007, our maximum exposure to loss consisted of our equity investment of $6.8 million and the exposure related to the guarantee (see below). In February 2005, American Eagle Northwest, LLC successfully obtained financing of approximately $226.0 million through a private placement bond offering from third-party lenders. The bonds are secured by first liens on the rental properties without recourse to the general credit of the equity partners. As of August 31, 2007, this entity had total assets and liabilities of approximately $288.4 million and approximately $230.8 million, respectively.

•	During December 2005, the KB Home/Shaw Louisiana, LLC joint venture was formed and is owned 50% by Shaw and 50% by KB Home to acquire, develop and sell residential real estate. Our maximum exposure to loss consisted of our equity investment of $5.3 million. As of August 31, 2007, this entity had total assets and liabilities of approximately $30.5 million and $15.3 million, respectively.

•	In May 2006 we invested $2.0 million for a one-third equity interest in TerraVista Lakes, LLC, an entity formed to own, develop and sell real estate. Our maximum exposure to loss consisted of our equity investment of $3.1 million. As of August 31, 2007, this entity had total assets and liabilities of approximately $30.8 million and $21.6 million, respectively.

Guarantees Related to Military Housing Privatization Construction Entities

One of our wholly-owned subsidiaries, Shaw Infrastructure, Inc. entered into a guarantee agreement as a co-guarantor in fiscal year 2005 with a third party to guarantee performance obligations of two of our Privatization entities, American Eagle Northwest, LLC and American Eagle-Design Build Studio LLC. These entities are related to the development and construction phase of the Pacific Northwest Communities, LLC military family housing privatization which is scheduled to be completed in calendar year 2009. Our subsidiary’s exposure under this performance guarantee is equal to approximately 50% of the cost to deliver the housing units associated with this venture, to the extent that cost exceeds the fixed price contract to be paid for the housing units. At the time we entered into this guarantee, the total estimated cost to complete the required housing units was approximately $198 million and the fixed price contract was approximately $206 million. American Eagle Northwest, LLC engaged a third party general contractor for a portion of the work under a fixed price contract. The construction activities associated with this project are released in phases and the work released to date has been subcontracted to a third party contractor for a cost-plus fixed fee arrangement with a guaranteed maximum price. Additionally, the contractor posted a surety performance bond in favor of the joint venture which surety bond is not to exceed approximately $30 million. The amount of this surety bond is reduced as work is completed by the contractor.

American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities on November 20, 2007 for net proceeds of approximately $12.8 million. As a condition of the sale, we will be released from any and all further obligations under the guarantee.

During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a second series of military housing privatization projects being built by us and our joint venture partner. This guarantee supports

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash draw downs from escrowed proceeds of long-term bonds issued by the joint venture to fund certain of these projects have stopped until agreements with the bondholders on the projects have been obtained, or all events of default or potential events of default have been cured. In 2007, we recorded a liability for the maximum exposure of $15 million from our indemnity agreement. We determined that until workout arrangements with bondholders become probable, and collection of bond proceeds becomes reasonably assured, or proportional reimbursement from our partner is probable, we will maintain an accrued liability for our maximum exposure of $15 million. No amounts have been paid by us under this indemnity agreement.

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

Impairment Recognized in Fiscal Year 2007

Certain of these projects during the construction period have experienced shortfalls in rental income and/or cost overruns. Certain projects are also behind the original schedule set out by the project contract agreements. As a result, “Events of Default” or “Potential Events of Default” have occurred on the projects, and in some instances, “Notices to Cure” (as defined in the agreement) have been issued by the bondholders. These events do not result in any cross-defaults in any of our Credit Facilities. The Privatization entities have issued recovery plans to the military and the bondholders, and are in negotiations to modify the applicable scopes of work to restore the viability to the projects. Additionally, the Privatization entities are in active negotiations to sell our interests in all the military housing joint ventures with multiple parties, subject to applicable due diligence, as well as the respective military branch and applicable bondholder consents. We cannot be certain that such sales will occur.

In accordance with our accounting policies, the carrying value of the investment in joint ventures and unconsolidated entity assets are reviewed periodically to determine if an impairment exists, or where there are indicators of impairment due to the above noted rental income shortfalls and cost overruns. During the second quarter of fiscal year 2007, we recorded a loss related to our Privatization entities of $44.5 million ($26.7 million, net of tax), which includes accrual of the maximum exposure under the $15 million indemnity agreement discussed above. The impairment charge was determined through analysis of a valuation based on

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected cash flows for the joint ventures. Additional commitment costs were determined based on indemnity agreement obligations and estimated cost overruns.

We had remaining $10.1 million, net, in investments recorded on our consolidated balance sheet as of August 31, 2007 relating to the Privatization entities. On November 20, 2007, $6.8 million of the $10.1 million was recovered through the sale of American Eagle Northwest, LLC’s interest in Pacific Northwest Communities. We believe the remaining investments are recoverable based on offers received to date. In the event we were either unsuccessful in restructuring the respective projects with the military and the bondholders, or were not able to sell our investments to recover our basis, we may incur additional losses. Our estimate of the range of additional losses in the investments relating to our Privatization entities as of August 31, 2007 is $0 to $3.3 million.

Related Party Transactions

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements as of August 31, 2007 and 2006 and for the three year period ended August 31, 2007 (in thousands):

			Shaw YPC
		Duke	Piping
	Privatization	Cogema	(Nanjing)
	Entities	S&W	Co. LTD	Other

Revenue from unconsolidated entities for years ended
2007	$28,674	$—	$—	$5,651
2006	482	18,760	—	5,461
2005	519	36,806	—	489
Accounts receivable from unconsolidated entities as of August 31,
2007	24,780	—	58	4,202
2006	773	—	594	1,864
Advances to unconsolidated entities as of August 31,
2007	—	—	3,081	—
2006	—	—	3,081	—

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Goodwill, Other Intangibles and Contract Adjustments and Accrued Contract Losses

Goodwill

The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2005 to August 31, 2007 (in thousands):

			Fossil and
	E&I	E&C	Nuclear	Maintenance	F&M	Total

Balance at August 31, 2005, as previously reported	$186,878	$262,142	$—	$42,371	$15,062	$506,453
Revision of reportable segments	—	(150,715)	150,715	—	—	—

Balance at August 31, 2005	$186,878	$111,427	$150,715	$42,371	$15,062	$506,453
Currency translation adjustment	—	88	—	—	395	483
Sale of Shaw Field Services	—	—	—	(344)	—	(344)

Balance at August 31, 2006	$186,878	$111,515	$150,715	$42,027	$15,457	$506,592
Currency translation adjustment	—	347	—	—	531	878
Purchase of GBB	7,296	—	—	—	—	7,296
Purchase of EzeFlow	—	—	—	—	1,323	1,323
Impairment of Energy Delivery Services, Inc. (EDS)	—	—	(2,138)	—	—	(2,138)

Balance at August 31, 2007	$194,174	$111,862	$148,577	$42,027	$17,311	$513,951

During fiscal year 2007, we revised our reportable segments (see Note 14 — Business Segments). The primary change from our previously reported segments is a split of our former E&C segment into two reportable segments: (1) Fossil & Nuclear segment; and (2) E&C segment. As a result, we allocated the goodwill of the former E&C segment of $262.1 million at August 31, 2005 between the Fossil and Nuclear segment and the new E&C segment for all periods presented. The allocation of goodwill was based on the reporting units’ carrying values that were directly identifiable to the Fossil & Nuclear segment and new E&C segment as of August 31, 2005.

We had tax deductible goodwill of approximately $131.6 million and $147.8 million as of August 31, 2007 and August 31, 2006, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the tax treatment of Contract Adjustments (see below) and the amortization of goodwill allowable for tax purposes.

Annual Goodwill Impairment Analysis

We performed our annual goodwill impairment analysis during the third quarter of fiscal year 2007 and concluded that the carrying value of goodwill in our EDS unit in the Fossil & Nuclear segment exceeded its fair value. As a result, we recorded a goodwill impairment charge of $2.1 million and impaired the remaining $0.4 million carrying value of the EDS customer relationship intangible. There were no impairments of goodwill in 2006 and 2005.

Intangible Assets

At August 31, 2007 and 2006, amortizable intangible assets, included in other assets (other than contract (asset) adjustments discussed below) consisting of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal year 2000, certain petrochemical process technologies, patents and tradenames acquired in the Badger Technologies acquisition in fiscal year 2003 (both of which are being amortized over fifteen years) and patents acquired in the IT Group acquisition in fiscal year 2002 (which are being amortized

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over ten years). Additionally, we recorded a customer relationship intangible related to the IT Group acquisition (which is being amortized over ten years) and technology patents in the Envirogen acquisition (which are being amortized over three to seven years).

In connection with our final purchase price allocation of the EDS acquisition during the second quarter of fiscal year 2005, we recorded intangible assets for the tradename and customer relationships, which are being amortized over three and seven years, respectively. During the second quarter of fiscal year 2005, we also recorded an intangible asset for Bisphenol-A (BPA) technology that was purchased by our Badger Technologies, LLC consolidated VIE for $1.5 million. This intangible asset is being amortized over fifteen years.

We amortize all of these intangible assets using the straight line method. Amortization expense included in cost of revenues was $3.3 million, $3.4 million and $3.6 million for the fiscal years ended August 31, 2007, 2006, and 2005, respectively.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

August 31, 2005 balance	$44,261	$(12,122)	$2,752	$(868)
Adjustments	449	—	—	—
Amortization	—	(3,078)	—	(286)

August 31, 2006 balance	$44,710	$(15,200)	$2,752	$(1,154)
Adjustments	(49)	—	(736)	306
Amortization	—	(3,046)	—	(227)

August 31, 2007 balance	$44,661	$(18,246)	$2,016	$(1,075)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships

2008	$3,015	$202
2009	2,911	202
2010	2,753	202
2011	2,737	202
2012	2,735	133
Thereafter	12,264	—

Total	$26,415	$941

Contract Adjustments and Accrued Contract Losses

We recorded contract fair value adjustments and contract losses related to the IT Group and Stone & Webster acquisitions at the date of acquisition. Contract liability adjustments and accrued contract losses are recorded in current liabilities and contract (asset) adjustments are in other current assets on the accompanying consolidated balance sheets. Contract liability (asset) adjustments and accrued contract losses established in purchase accounting are recognized periodically as reductions to cost of revenues in the accompanying consolidated statements of operations.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract liability (asset) adjustments related to the IT Group acquisition were amortized proportionately based on the projected revenues for the period as a percentage of the total projected revenues for the acquired contracts. The projected and total revenues for each period were established at the time of the acquisition when the contract liability (asset) adjustments were finalized and are not adjusted for changes, if any, in the revenues, costs or timing of the related projects. Contract liability adjustments related to the Stone & Webster acquisition were amortized as a reduction of cost of revenues to achieve the estimated market profit determined at the acquisition date for certain acquired contracts. The cost of revenues on each contract was reduced to achieve the estimated market profit until the accrued contract losses were depleted or the project completed. In the period each contract completed, the remaining unamortized accrued contract losses were reduced to zero. The profit recorded in such periods may differ materially from the market profit estimated at the acquisition.

Purchase accounting contract liability (asset) adjustments were fully amortized as of August 31, 2007. The changes in the contract liability (asset) adjustments and accrued contract losses represent the utilization of adjustments related to the IT Group and Stone & Webster acquisitions. Amounts charged to cost of revenues were $3.4 million, $6.0 million and $12.4 million, respectively, for the fiscal years ended August 31, 2007, 2006 and 2005.

Note 8 —	Long-Term Debt and Revolving Lines of Credit

Long-term debt (including capital lease obligations) consisted of the following (in thousands):

	August 31, 2007		August 31, 2006
	Short-term	Long-term	Short-term	Long-term

Senior Notes, unsecured, 10 3/4% interest, due March 15, 2010, issued at 98.803% of face value, with an early repurchase option	$—	$—	$—	$15,066
Notes payable; 0% interest; due on January 10, 2009; net of discount of $0.4 million	2,500	2,449	—	—
Notes payable of a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	871	3,412	802	4,283
Credit Facility	—	—	—	145,517
Other Credit Facility Borrowings and Notes payable of a VIE; interest payable at BIBOR plus 2.5%, monthly payment of $0.1 million, through January 2008	783	—	6,772	612
Other notes payable	1,434	1,667	408	4,623
Other short-term debt	—	—	1,895	—
Capital lease obligations	2,099	1,809	1,811	3,433

Subtotal	7,687	9,337	11,688	173,534
Westinghouse Bonds (see description below)	—	1,087,428	—	—

Total	$7,687	$1,096,765	$11,688	$173,534

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual scheduled maturities of long-term debt and minimum lease payments under capital lease obligations during each year ending August 31 are as follows (in thousands):

	Capital	Long-term
	Lease Obligations	Debt

2008	$2,325	$5,588
2009	1,621	4,228
2010	208	1,860
2011	78	1,440
2012	—	—
Thereafter	—	1,087,428

Subtotal	4,232	1,100,544
Less: amount representing interest	(324)	—

Total	$3,908	$1,100,544

Senior Notes

Our Senior Notes had a call (repurchase) feature that allowed us to call all or a portion of the Senior Notes on or after March 15, 2007 at prices stipulated in the Senior Notes. In May 2005, pursuant to a tender offer, we repurchased Senior Notes with an amortized value of $235.7 million and an aggregate principal value of $237.9 million for a cost of $272.8 million. The tender offer resulted in loss on retirement of debt in the third quarter of fiscal year 2005 of $44.4 million, which includes unamortized debt issuance costs of $5.9 million.

On May 31, 2007, we exercised our option to redeem all remaining outstanding Senior Notes. The aggregate principal amount outstanding was $15.2 million. The Senior Notes were redeemed at a redemption price equal to 105.375% of the outstanding principal amount ($1,053.75 per $1,000 in principal amount) plus accrued interest of $22.69 per $1,000 in principal amount. We funded the redemption of the Senior Notes with existing cash on hand. The redemption resulted in loss on retirement of debt in the third quarter of fiscal year 2007 of $1.1 million, which includes unamortized debt issuance costs of $0.2 million.

For the years ended August 31, 2007, 2006 and 2005, we recognized approximately $0.1 million, $0.1 million and $0.9 million, respectively, of interest expense associated with the amortization of financing fees related to the Senior Notes. As of August 31, 2006, unamortized deferred financing fees related to the Senior Notes were approximately $0.3 million. As of August 31, 2007, there were no remaining unamortized financing fees related to the Senior Notes.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westinghouse Bonds

The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us, except for NEH (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements) and are as follows (in thousands):

August 31,
2007

Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.07% as of August 31, 2007)	653,125
Original Discount on Westinghouse Bonds	(30,535)
Accumulated Discount Accretion	4,169
Increase in net long-term debt due to foreign currency translation	33,794

Total long-term portion of debt	$1,087,428

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate, (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. As of August 31, 2007, the fair value of the swap totaled approximately $6.7 million and is included in non-current liabilities and accumulated other comprehensive loss, net of deferred taxes, of $4.0 million in the accompanying balance sheet. There was no material ineffectiveness of our interest rate swap for the fiscal year ended August 31, 2007.

Credit Facility

On April 25, 2005, we entered into a new five year $450.0 million Senior Secured Credit Facility (Credit Facility). On the effective date, the entire $450.0 million Credit Facility was available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility or $200.0 million, was available for revolving credit loans and the issuance of financial letters of credit. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type. As part of this transaction, we expensed the deferred financing fees of $3.4 million associated with our previous credit facility during the third quarter of fiscal year 2005.

Subsequently, on October 3, 2005, we entered into Amendment I to increase our Credit Facility from $450.0 million to $550.0 million and increased the sublimit for revolving credit and financial letters of credit from $200.0 million to $325.0 million.

On February 27, 2006, we entered into Amendment II, which increased our Credit Facility from $550.0 million to $750.0 million, and increased the sublimit for revolving credit and financial letters of credit from $325.0 million to $425.0 million.

On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the investment in Westinghouse and to allow for an increase in the Credit Facility from $750.0 million to $1.0 billion. During 2007, we made effective $100.0 million of the approved increase, thus increasing the capacity of the Credit Facility from $750.0 million to $850.0 million. Subject to outstanding revolving credit loans, the entire Credit Facility, as amended, is available for performance letters of credit. During fiscal 2007, we increased the sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2007, and $425.0 million thereafter. The Credit Facility retains its original maturity date of April 25, 2010.

The portion of the Credit Facility available for financial letters of credit and revolving credit loans is limited to the lesser of: (1) the total Credit Facility ($850.0 million as of August 31, 2007) less outstanding performance letters of credit ($323.7 million as of August 31, 2007); or (2) $525.0 million (as of August 31, 2007).

The following table presents the outstanding and available amounts under our Credit Facility as of August 31, 2007 (in millions):

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(526.3)
Less: outstanding financial letters of credit	(204.7)
Less: outstanding revolving credit loans	—

Remaining availability under the Credit Facility	$119.0

The Credit Facility is available for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures, and general corporate purposes. The Credit Facility is subject to a borrowing base calculation as defined in the Credit Facility agreement. The borrowing base requirement is suspended if the facility is rated BB+ or BA1 or higher by Standard and Poor’s Rating Services or Moody’s Investor Services respectively; or if the Credit Facility is not rated, the borrowing base requirement is suspended when our consolidated tangible net worth as defined in the Credit Facility agreement is greater than $680 million. As of August 31, 2007, the Credit Facility was assigned a rating by Moody’s Investor Services and Standard and Poor’s Rating Services of Ba2 and BB, respectively.

In addition, as of August 31, 2007 the Credit Facility contained certain financial covenants, including:

•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Credit Facility agreement, is adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets; (Amendment IV to the Credit Facility increased the maximum leverage ratio to 2.75x our EBITDA for quarters ending prior to August 31, 2007 and 2.5x on or thereafter);

•	a minimum fixed charge coverage ratio of 2.5x EBITDA; and (Amendment IV to the Credit Facility decreased the minimum fixed charge coverage ratio to 2.25x our EBITDA for quarters ending on or prior to February 29, 2008 and 2.5x thereafter); and

•	a minimum net worth as defined by the Credit Facility agreement.

As of August 31, 2007, we were in compliance with the financial covenants contained in the Credit Facility agreement. During fiscal year 2007, we have obtained waivers of financial reporting covenants in the Credit Facility through December 31, 2007, as a result of delays in filing our periodic reports with the SEC.

The Credit Facility is secured by, among other things: (1) a first priority security interest in all of our tangible and intangible assets (including, without limitation, equipment, real estate and intellectual property) and a pledge of all of our domestic capital stock and the capital stock of our guarantor subsidiaries; (2) guarantees by our domestic subsidiaries; and (3) 66% of the capital stock in certain of our foreign subsidiaries.

We are required, with certain exceptions, to prepay loans outstanding under the Credit Facility with: (1) the proceeds of new indebtedness; (2) insurance proceeds or condemnation awards in excess of $5.0 million that are not applied or contractually committed to rebuild, restore or replace the property within 90 days of the receipt thereof; and (3) the sale of certain assets or the stock of any subsidiaries in excess of $5.0 million that are not reinvested within 90 days of the receipt thereof.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Credit Facility interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Credit Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the Credit Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Credit Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. During the fiscal year ended August 31, 2007, the weighted-average interest rate of loans under the Credit Facility was 7.90%, compared with a weighted-average interest rate of 7.35% during fiscal year ended August 31, 2006. The total amount of fees associated with letters of credit issued under the Credit Facility were approximately $9.1 million, $4.7 million and $6.2 million for fiscal year 2007, 2006 and 2005, respectively. Commitment fees associated with unused credit line availability were approximately $1.1 million, $0.8 million and $0.5 million for fiscal year 2007, 2006 and 2005, respectively.

For the years ended August 31, 2007, 2006 and 2005, we recognized, $1.9 million, $1.0 million and $0.2 million, respectively, of interest expense associated with the amortization of financing fees related to our Credit Facility. As of August 31, 2007 and 2006, unamortized deferred financing fees related to our Credit Facility were approximately $5.6 million and $4.4 million, respectively.

Other Revolving Lines of Credit

In December 2004, one of our consolidated VIEs expanded its existing credit facility with a total capacity of $18.1 million. As of August 31, 2007, this VIE had borrowings under its revolving line of credit of $0.2 million and a term loan of $0.6 million due in January 2008. As of August 31, 2006, this VIE had borrowings under the revolving line of credit and term loan of $5.5 million and $1.9 million, respectively, with no outstanding performance bonds. The interest rate applicable to these borrowings is BIBOR (5.2% at August 31, 2007) plus 2.5% per annum. We also have provided a 50% guarantee related to this credit facility.

On March 21, 2006, one of our foreign subsidiaries entered into a $27.0 million uncommitted, unsecured standby letter of credit facility with a bank. On July 6, 2006, this standby letter of credit facility increased to $32.0 million. The term of the facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of August 31, 2007, there were $16.0 million of outstanding letters of credit outstanding under this facility. As of August 31, 2006, there were $4.7 million of outstanding letters of credit outstanding under this credit facility.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Income Taxes

Total income taxes for the years ended August 31, 2007, 2006, and 2005 were allocated as follows (in thousands):

	For the Fiscal Year Ended August 31,
	2007	2006	2005
		(Restated)	(Restated)

Income from continuing operations before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$10,747	$17,600	$17,436
Income from 20% investment in Westinghouse	1,397	—	—
Earnings (losses) from unconsolidated entities	(18,221)	1,851	395

Total income tax from continuing operations	(6,077)	19,451	17,831

Loss from and impairment of discontinued operations	—	—	(517)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting	(3,850)	(3,586)	(506)
Shareholders’ equity, for liability for pension plan	(5,942)	—	—
Shareholders’ equity, for net unrealized gain on derivative instrument	(2,667)	—	—

Total income taxes	$(18,536)	$15,865	$16,808

Income from continuing operations before income taxes was as follows (in thousands):

	For the Fiscal Year Ended August 31,
	2007	2006	2005
		(Restated)	(Restated)

Domestic	$(8,176)	$44,559	$23,714
Foreign	41,342	35,850	14,221

Total	$33,166	$80,409	$37,935

Income tax attributable to income from continuing operations consists of (in thousands):

	For the Fiscal Year Ended August 31,
	Current	Deferred	Total

Year ended August 31, 2007:
U.S. federal	$—	$(3,695)	$(3,695)
State and local	3,482	(1,002)	2,480
Foreign	12,862	(900)	11,962

	$16,344	$(5,597)	$10,747

Year ended August 31, 2006 (Restated):
U.S. federal	$—	$8,110	$8,110
State and local	6,249	1,020	7,269
Foreign	2,221	—	2,221

	$8,470	$9,130	$17,600

Year ended August 31, 2005 (Restated):
U.S. federal	$—	$14,266	$14,266
State and local	978	1,656	2,634
Foreign	536	—	536

	$1,514	$15,922	$17,436

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We paid no federal income taxes in the years ended August 31, 2007, 2006 and 2005 primarily due to the utilization of U.S. operating losses. Other current liabilities includes $20,578 and $12,263 as of August 31, 2007 and 2006, respectively of current income taxes payable, including amounts due for foreign and state income taxes.

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2007	2006	2005
		(Restated)	(Restated)

U.S. Federal income tax rate	35%	35%	35%
State taxes, net of federal income tax benefit	5	6	5
Foreign tax differential	(13)	2	(23)
Work Opportunity Tax Credit	(22)	(6)	—
Foreign tax credits	(6)	—	(7)
Valuation allowance	—	(15)	43
Minority interest	(19)	(6)	(7)
Compensation and stock options	11	5	2
Tax matters under appeal	30	—	—
Nondeductible meals and entertainment	8	1	1
Other, net	3	—	(3)

	32%	22%	46%

We incurred $10.1 million of tax expense in 2007 for tax matters under appeal, as well as matters related to foreign taxes.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	At August 31,
	2007	2006
		(Restated)

Deferred tax assets:
Receivables	$5,442	$5,734
Net operating loss and tax credit carryforwards	99,286	108,876
Other expenses not currently deductible	26,510	9,798
Investments in affiliates, primarily due to impairment	18,582	—
Foreign currency on Japanese Yen-denominated bonds	12,597	—
Compensation related expenses	51,783	38,993

Total gross deferred tax assets	214,200	163,401
Less valuation allowance	(24,065)	(22,978)

Net deferred tax assets	190,135	140,423

Deferred tax liabilities:
Goodwill	(38,926)	(33,370)
Property, plant and equipment	(23,662)	(25,669)
Employee benefits and other expenses	(26,246)	(14,963)

Total gross deferred tax liabilities	(88,834)	(74,002)

Net deferred tax assets	$101,301	$66,421

The valuation allowance for deferred tax assets as of August 31, 2007 and 2006 was $24.1 million and $23.0 million, respectively. The net change in the total valuation allowance for each of the years ended August 31, 2007, 2006, and 2005 was an increase (decrease) of $1.1 million, ($12.0) million and $16.4 million, respectively. The valuation allowance at 2007 and 2006 was primarily related to foreign net operating loss carryforwards, state net operating loss carryforwards and certain pension liabilities. Approximately $1.5 million of subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of August 31, 2007 will be allocated to shareholders’ equity.

As of August 31, 2007, for federal income tax return purposes, we had approximately $97.8 million of U.S. federal net operating loss carryforwards available to offset future federal taxable income and approximately $35.4 million of research and development, general business credits and foreign tax credits available to offset future federal income tax. The U.S. federal net operating loss carryforwards expire beginning in 2022 through 2024, the research and development and general business credits expire beginning in 2022 through 2027, and the foreign tax credits begin to expire in 2011 through 2017. As of August 31, 2007, certain foreign operations had net operating loss carryforwards of approximately $36.2 million, which can be used to reduce future taxable income in those countries until they expire. Additionally, we have net operating losses in certain states of $353.7 million which expire at various times. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. U.S. taxable income for the years ended August 31, 2007 and 2006 was $59.7 million and $58.0 million, respectively. We utilized U.S. net operating losses of $59.7 million during 2007 and $58.0 million during 2006. Based on the level of historical federal

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at August 31, 2007. The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

We have not recognized a deferred tax liability of approximately $35 million for the undistributed earnings of our foreign operations that arose in 2007 and prior years as we consider these earnings to be indefinitely invested. As of August 31, 2007, the undistributed earnings of these subsidiaries were approximately $100 million. A deferred tax liability will be recognized when we can no longer demonstrate that we plan to permanently reinvest the undistributed earnings.

Note 10 —	Common Stock

We have one class of common stock. Each outstanding share of common stock entitles its holder to one vote on each matter properly submitted to our shareholders for their vote, waiver, release or other action.

Treasury stock is recorded at cost. Treasury stock transactions in 2007 and 2006 of $3.6 million and $1.6 million, respectively, are a result of stock compensation minimum tax withholding transactions.

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

The Rights are attached to our common stock and are exercisable only if a person or group (an Acquiring Person) either: (1) acquires 15% or more of our common stock; or (2) commences a tender offer, which would result in the acquisition of 15% or more of the common stock. The Board of Directors is authorized to reduce the 15% threshold to not less than 10% of the common stock.

In the event the Rights become exercisable, each Right will entitle shareholders (other than the Acquiring Person) to buy one one-hundredth of a share of a new series of junior participating preferred stock (Preferred Shares) at an exercise price of $170.00, which is subject to certain anti-dilution adjustments. Each one one-hundredth of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Share-Based Compensation

Stock Compensation Plans

We maintain the following share-based compensation plans to provide equity incentive award opportunities to our directors, officers and key employees. These plans are administered by the Compensation Committee of the Board of Directors, which approves participant eligibility, the number of shares awarded and the terms, conditions and other provisions of each award:

	Authorized
Plan	Shares	Types of Equity Instrument Authorized

1993 Employee Stock Option Plan (1993 Plan)	3,844,000	Qualified and non-qualified stock options and restricted stock awards
1996 Non-Employee Director Stock Option Plan (1996 Plan)	300,000	Non-qualified stock options
Stone & Webster Acquisition Stock Option Plan (Stone & Webster Plan)	1,070,000	Non-qualified stock options
2001 Employee Incentive Compensation Plan (2001 Plan)	9,500,000	Qualified and non-qualified stock options, stock appreciation rights, performance shares and restricted stock awards
2005 Non-Employee Director Stock Incentive Plan (Directors’ Plan)	300,000	Non-qualified stock options and phantom stock awards

Shares not awarded that were previously available under the 1993 and 1996 Plans have expired.

Shares available for future stock option and restricted stock awards to employees and directors under existing plans were 3,261,391 and 4,146,569 at August 31, 2007 and August 31, 2006, respectively.

Stock Options

We use the modified Black-Scholes option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods:

	For the Year Ended August 31,
	2007	2006	2005
	(Restated)

Expected volatility	42%	47%	65%
Risk-free interest rate	4.7%	4.5%	3.6%
Expected term of options (in years)	6.2	6.6	5.0
Grant-date fair value	$13.33	$14.48	$8.01

These assumptions are based on multiple factors, including future and historical employment and post-employment option exercise patterns for certain relatively homogeneous participants and their impact on expected terms of the options and the implied volatility of our stock price. We had no dividends on our common stock for the years presented so the assumed dividend yield used to calculate the grant date fair value was zero. Stock option awards generally vest annually on a ratable basis over four years with a total term to exercise of ten years from date of grant. Awards are issued at the grant date fair market value on the date of grant.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity from September 1, 2005 to August 31, 2007:

		Weighted	Weighted-Average
		Average	Remaining
	Shares	Exercise Price	Contract Term

Outstanding at August 31, 2005, (Restated)	5,817,006	$16.08
Granted	806,111	21.46
Exercised	(1,168,023)	15.99
Forfeited	(203,723)	16.73

Outstanding at August 31, 2006, (Restated)	5,251,371	$16.92	6.2
Granted	983,806	27.73
Exercised	(569,152)	15.49
Forfeited	(374,216)	20.19

Outstanding at August 31, 2007	5,291,809	$18.86	5.8

Exercisable at August 31, 2007	3,511,786	$17.12	4.5

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these stock option grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2007	2006	2005

Stock Option Compensation Expense	$8.5	$9.5	$—

The aggregate intrinsic value of options outstanding was $165.1 million and $45.4 million at August 31, 2007 and August 31, 2006, respectively. The aggregate intrinsic value of options exercisable was $115.6 million and $25.9 million at August 31, 2007 and August 31, 2006, respectively. The total intrinsic value of options exercised was $10.2 million and $17.1 million for the fiscal years ended August 31, 2007 and August 31, 2006, respectively.

Net cash proceeds from the exercise of stock options for the fiscal years ended August 31, 2007 and August 31, 2006 were $8.8 million and $18.7 million, respectively. The actual income tax benefit realized from stock option exercises were $2.9 million and $5.4 million for the fiscal years ended August 31, 2007 and August 31, 2006, respectively.

The following table summarizes our unvested stock option activity from September 1, 2005 to August 31, 2007:

		Grant-Date
	Shares	Fair Value

Unvested stock options at September 1, 2005	2,420,483	$8.13
Granted	806,111	14.48
Vested	(940,725)	8.99
Forfeited	(132,092)	8.21

Unvested stock options at August 31, 2006	2,153,777	10.13
Granted	983,806	13.33
Vested	(1,024,447)	9.31
Forfeited	(333,113)	11.08

Unvested stock options at August 31, 2007	1,780,023	$12.14

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2007 we have $15.5 million of unrecognized compensation expense related to unvested stock options awards expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value of stock awards vested was $9.5 million, $8.5 million and $7.1 million for the fiscal years 2007, 2006 and 2005, respectively.

Restricted Stock

The compensation expense for restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest. As of August 31, 2007, we have unrecognized compensation expense of $16.5 million associated with unvested restricted stock awards. This amount is expected to be recognized over a weighted average period of 2.4 years.

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these restricted stock grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2007	2006	2005

Restricted Stock Compensation Expense	$10.9	$7.8	$4.0

The following table represents the shares that were granted and outstanding as of:

	August 31,
	2007	2006
		(Restated)

Restricted stock:
Granted, during and as of the period ended	458,331	463,371
Outstanding, as of	995,260	1,240,268

We receive a tax deduction for certain stock option awards when exercised, generally for the excess of the fair value at the date of exercise over the option exercise price. In addition, we receive a tax deduction when restricted stock awards vest at a higher value than the value used to recognize compensation expense at the date of award. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the grant of equity incentive awards as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123(R), we report excess tax benefits from equity incentive awards as financing cash flows. For the fiscal years ended August 31, 2007 and August 31, 2006, $3.0 million and $2.4 million, respectively, of excess tax benefits related to stock options and restricted stock awards were reported as financing cash flows.

Note 12 —	Operating Leases

We lease certain office buildings, fabrication and warehouse facilities, machinery and equipment under various lease arrangements. Leases that do not qualify as capital leases are classified as operating leases and the related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which we have the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term is used to: (1) determine the appropriate lease classification; (2) compute periodic rental expense; and (3) depreciate leasehold improvements (unless their economic lives are shorter) includes the periods of expected renewals.

Certain of our operating lease agreements are non-cancelable and expire at various times and require various minimum rentals. The non-cancelable operating leases with initial non-cancelable periods in excess of

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

twelve months that were in effect as of August 31, 2007 require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2008	$77,941
2009	71,142
2010	61,879
2011	47,035
2012	26,999
Thereafter	61,784

Total future minimum lease payments	$346,780

Future minimum lease payments as of August 31, 2007 have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $4.6 million.

In 2002, we entered into a 10-year non-cancelable operating lease for our Corporate Headquarters building in Baton Rouge, Louisiana. In connection with this lease, we purchased an option for $12.2 million for the right to acquire additional office space and undeveloped land for approximately $150 million. The option expires the earlier of January 2012, or upon renewal of the existing Corporate Headquarters lease. The cost of the option is included in other assets. The book value of the option is assessed for impairment annually based on appraisals of the additional office space and undeveloped land subject to the option. If we renew the lease rather than exercise the option, the option value will be expensed over the term of the new Corporate Headquarters building lease.

We also enter into lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2007 are not included as part of total minimum lease payments shown above.

The total rental expense for the fiscal years ended August 31, 2007, 2006, and 2005 was approximately $166.6 million, $153.8 million and $122.3 million, respectively. Deferred rent payable (current and long-term) aggregated $20.6 million and $11.6 million as of August 31, 2007 and 2006, respectively.

Note 13 —	Contingencies and Commitments

Tax Matters

In connection with the regular examination of our tax returns by the Internal Revenue Service (IRS) for the fiscal years ending August 31, 2002 and August 31, 2003, the IRS formally assessed in April 2007 certain adjustments to the amounts reflected by us on those returns. The items primarily relate to the sourcing of income relating to foreign procurement of one of our overseas entities, and the extraterritorial income exclusion. We do not agree with those adjustments and have filed a timely appeal in June 2007. The outcome of the IRS appeal is uncertain at this time; however, should the IRS prevail in its position, our federal income tax due would increase by $37.2 million, plus interest. The ultimate amount of cash taxes paid would be reduced by the utilization of net operating loss carryforwards (NOLs) available. We currently have $97.8 million of federal NOLs as of August 31, 2007. Additionally, we have accrued additional expense related to foreign tax matters pertaining to basis adjustments, until such matters are filed and settled.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Military Housing Privatization Entities

See Note 6 — Equity Method Investments and Variable Interest Entities for a discussion of commitments and contingencies related to Privatization entities.

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We often attempt to limit our exposure under these penalty provisions or liquidated damage provisions to the contractual fee related to the work and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are subject to negotiation or the contractual dispute resolution processes defined in the contracts (see Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives of our consolidated financial statements for further discussion).

Other Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. At August 31, 2007 and August 31, 2006, the amount of both outstanding financial and performance letters of credit (including foreign and domestic) were $752.3 million and $323.2 million, respectively. Of the amount of outstanding letters of credit at August 31, 2007, $526.3 million are performance letters of credit issued to our customers. Of the $526.3 million, five customers held $312.5 million or 59% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $84.5 million.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to customers on behalf of certain unconsolidated partnerships, joint ventures or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.

SEC Inquiry

On June 1, 2004, we were notified by the Staff of the SEC that the Staff is conducting an informal inquiry relating to our financial statements. The SEC has not advised us as to either the reason for the inquiry

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or its precise scope. However, the initial requests for information we received appear to primarily relate to the purchase method of accounting for various acquisitions. We have fully cooperated with the SEC during the course of this inquiry, including providing documents and responding to requests for voluntary production, as well as conducting a detailed review of our accounting for acquisitions, and we will continue to do so. Subsequent to an internal review which led to the restatement of our financial statements for the second quarter of fiscal year 2006, as reflected in a Current Report on Form 8-K filed on July 10, 2006, the SEC also requested information related to the restatement. This included information regarding the clerical error in the computation of the amount of revenue recognized on a construction contract and the misapplication of GAAP in our accounting for a minority interest in a joint venture. We provided the information requested.

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

Securities Litigation

We and certain of our current and former officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. The first filed lawsuit is styled Thompson v. The Shaw Group Inc., et al. and was filed on June 16, 2004 in the U.S. District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that: (1) certain of our press releases and SEC filings contained material misstatements and omissions; (2) the manner in which we accounted for certain acquisitions was improper; and (3) we improperly recorded revenues on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. After the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits were filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as a class action by the Court. We filed a motion to dismiss the consolidated action, which was denied. We then moved to certify the matter for immediate appeal, which the Court granted, and the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) granted leave to appeal. Our company’s and individual defendants’ appeal is fully briefed and was argued on October 2, 2007. The Fifth Circuit has taken the appeal under advisement and has not yet rendered a decision.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We, and certain of our current and former officers, have been named in another purported shareholder class action lawsuit alleging violations of federal securities laws. This suit is styled as City of Brockton Retirement System v. The Shaw Group Inc., et al., and was filed on October 10, 2006, in the U.S. District Court for the Southern District of New York, Case No. 06-CV-8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Exchange Act on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that: (1) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal year 2006; and (2) in the second quarter of 2006, we materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought. To date, the action has not been certified as a class action by the Court. On September 25, 2007, the Judge signed an order appointing as lead plaintiffs The City of Brockton Retirement System and The Norfolk County Retirement System, and appointing as lead counsel for plaintiffs the firm of Labaton Sucharow & Rudoff LLP. Pursuant to the parties’ stipulation on December 3, 2007, the plaintiffs served an amended complaint, which alleges the same claims for relief as the initial complaint. The defendants have until February 1, 2008 to respond to the amended complaint.

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

Other Litigation

During fiscal year 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of our acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. We have filed a notice of appeal, and are seeking to have the judgment overturned. Saudi American Bank has sought interest and attorneys’ fees, bringing its total claim to $11.4 million plus legal interest while the appeal is pending. We may also incur additional attorneys’ fees for the appeal, although we expect to prevail on appeal. In the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.

We currently have pending before the American Arbitration Association the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W seeks liquidated damages from Mitsubishi in the amount of approximately $38 million. Mitsubishi denies liability for any liquidated damages and has asserted a counterclaim in which it requests that

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S&W be ordered as follows: (1) pay Mitsubishi approximately $13 million for equipment, parts and services and (2) return in full the approximately $16 million S&W obtained in draw-downs on letters of credit posted by Mitsubishi. The arbitration panel hearing the case recently rendered a contingent award that is primarily favorable to S&W. We expect Mitsubishi to appeal the decision or otherwise seek to overturn it. We have made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case. If Mitsubishi were to prevail in this matter, it could have a material adverse effect on our financial statements for the period in which any judgment becomes final.

See Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for information related to our claims on major projects.

Environmental Liabilities

During fiscal year 2005, we identified environmental remediation that is required at one of our fabrication facilities. As of August 31, 2007, and 2006, the estimated liability was $0.6 million and $0.8 million, respectively.

LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $27.7 million of such real estate assets recorded in other assets on the accompanying balance sheets at August 31, 2007 as compared to $32.9 million at August 31, 2006. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. During the fourth quarter of fiscal 2005, we sold certain real estate assets associated with these LandBank assets for approximately $15.9 million and recognized a $2.2 million gain on the sale. The gain on the transaction is included in other income (expense) in the accompanying consolidated statements of operations for fiscal 2005. As of August 31, 2007, our E&I segment had $6.7 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets compared to $8.8 million at August 31, 2006.

Employment Contracts

We have entered into employment agreements with each of our senior corporate executives and each of our segment presidents as well as other key employees. In the event of termination, these individuals may be entitled to receive their base salaries, bonuses and certain other benefits for the remaining term of their agreement and all options and similar awards may become fully vested. Additionally, for certain executives, in the event of death, their estates are entitled to certain payments and benefits.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under a new, separate Nondisclosure and Noncompetition Agreement of the New Employment Agreement, our CEO has agreed not to compete with us for a two-year period following termination of employment, and in consideration for this agreement, we have agreed upon his termination to pay the CEO a lump sum amount of $15.0 million plus interest earned while the funds are held in a trust fund. During each of fiscal years 2001, 2002 and 2003, we set aside $5.0 million to fund the potential non-compete payment, and the cost of the non-compete has been previously expensed. As of August 31, 2007 and August 31, 2006, the amount due to the CEO in association with this non-compete agreement, including interest earned, was $17.4 and $16.5 million, respectively, and is included in prepaid expenses and other current assets.

For 10 years from the date of the CEO’s termination, other than for Misconduct, the CEO is entitled to use our aircraft for up to 150 hours annually for his private use, provided that the value of the aircraft use does not exceed an annual benefit of $0.3 million (calculated as the incremental cost of operating the aircraft if used by the CEO.)

Note 14 —	Business Segments

During 2007, we reviewed our reportable segments in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination, and our October 16, 2006 investment in Westinghouse, effective as of February 28, 2007, our new reportable segments are: Energy and Chemicals (E&C); Fossil and Nuclear; Maintenance; Environmental and Infrastructure (E&I); Pipe Fabrication and Manufacturing Group (F&M); and Investment in Westinghouse. The primary change from our previously reported segments is the addition of the Investment in Westinghouse segment and a split of our former E&C segment into two reportable segments: (1) Fossil and Nuclear segment; and (2) E&C segment. Since Westinghouse is a significant investment and is limited in its activities, the Chief Operating Decision Maker (CODM) reviews the performance of the investment in Westinghouse as a separate operating segment. In accordance with SFAS No. 131, we have restated prior period segment disclosures in these consolidated financial statements based on our new reportable segments.

The Fossil & Nuclear Segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil and nuclear power generation industries.

The E&I segment designs and executes remediation solutions including the identification of contaminants in soil, air and water. It also provides project and facilities management and other related services for non-environmental construction, watershed restoration, emergency response services, outsourcing of privatization markets, program management, operations and maintenance solutions to support and enhance domestic and global land, water and air transportation systems.

The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical, and chemical industries.

The Maintenance segment performs routine and outage/turnaround maintenance, including restorative, repair, renovation, modification, predictive and preventative maintenance services to customers’ facilities worldwide.

The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for energy and chemical plants. We operate several pipe fabrication facilities in the U.S. and abroad. We also operate two manufacturing facilities that provide products for our pipe fabrication services operations, as well as to third parties. In addition, we operate several distribution centers in the U.S.,

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which distribute our products to our customers. The Investment in Westinghouse segment includes our 20% equity interest in Westinghouse and the $1.1 billion in Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants.

The following table presents information about segment profit and assets (in millions):

						Investment
	Fossil &					In	Corporate
	Nuclear	E&I	E&C	Maintenance	F&M	Westinghouse	and other	Total

Fiscal Year 2007
Revenues from external customers	$1,635.6	$1,469.3	$1,063.9	$1,081.5	$472.8	$—	$0.6	$5,723.7
Intersegment revenues	0.1	4.2	0.4	4.1	—	—	—	8.8
Interest income	3.0	1.2	4.5	1.9	0.9	—	2.3	13.8
Interest expense	1.5	0.9	0.5	—	0.3	30.6	9.6	43.4
Depreciation and amortization	3.6	11.6	5.7	3.5	5.9	—	11.0	41.3
Income (loss) before income taxes	42.3	18.3	35.2	9.3	91.2	(66.7)	(96.4)	33.2
Earnings (losses) from unconsolidated entities	—	(27.4)	1.4	—	—	2.2	0.1	(23.7)
Goodwill	148.6	194.2	111.9	42.0	17.3	—	—	514.0
Total assets	700.2	803.1	422.1	123.9	492.8	1,116.5	972.7	4,631.3
Investment in and advances to equity method investees	—	32.7	4.7	0.5	3.1	1,094.5	0.3	1,135.8
Purchases of property and equipment	6.9	23.2	2.4	2.8	21.5	—	8.4	65.2
Increases (decreases) in other assets, long-term, net	(0.3)	(5.3)	(6.0)	(0.1)	(0.1)	9.5	13.9	11.6

						Investment
	Fossil &					in	Corporate
	Nuclear	E&I	E&C	Maintenance	F&M	Westinghouse	and other	Total

Fiscal Year 2006 (Restated)
Revenues from external customers	$849.0	$2,115.3	$587.6	$904.0	$319.7	$—	$—	$4,775.6
Intersegment revenues	0.4	2.5	0.5	4.2	0.1	—	—	7.7
Interest income	2.1	1.1	2.5	—	0.1	—	0.1	5.9
Interest expense	0.8	0.2	0.3	—	0.8	—	17.1	19.2
Depreciation and amortization	3.2	9.6	3.8	3.0	5.1	—	10.6	35.3
Income (loss) before income taxes	(18.1)	124.7	7.0	18.1	48.2	—	(99.5)	80.4
Earnings (losses) from unconsolidated entities	—	2.7	1.1	—	(1.7)	—	—	2.1
Goodwill	150.7	186.9	111.5	42.0	15.5	—	—	506.6
Total assets	430.6	892.1	285.9	111.1	365.1	—	1,090.9	3,175.7
Investment in and advances to equity method investees	—	44.7	3.4	2.0	3.1	—	—	53.2
Purchases of property and equipment	16.2	15.6	2.0	2.8	6.2	—	6.3	49.1
Increases (decreases) in other assets, long-term, net	7.4	0.1	(8.3)	0.2	0.1	—	2.9	2.4

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Investment
	Fossil &					in	Corporate
	Nuclear	E&I	E&C	Maintenance	F&M	Westinghouse	and other	Total

Fiscal Year 2005 (Restated)
Revenues from external customers	$810.7	$1,121.0	$372.1	$736.8	$227.1	$—	$—	$3,267.7
Intersegment revenues	1.1	1.4	0.2	3.6	1.3	—	—	7.6
Interest income	2.2	0.2	2.5	—	0.3	—	0.4	5.6
Interest expense	1.3	0.4	1.9	—	0.5	—	25.0	29.1
Depreciation and amortization	2.9	9.0	3.3	1.8	4.7	—	9.7	31.4
Income (loss) before income taxes	56.4	54.9	14.6	17.4	21.8	—	(127.2)	37.9
Earnings (losses) from unconsolidated entities	—	4.0	0.1	—	(0.7)	—	0.4	3.8
Goodwill	150.7	186.9	111.4	42.4	15.1	—	—	506.5
Total assets	472.2	402.2	204.3	74.4	241.7	—	1,330.3	2,725.1
Investment in and advances to equity method investees	—	25.7	5.1	1.2	3.9	—	—	35.9
Purchases of property and equipment	4.2	16.4	0.8	0.4	4.3	—	4.1	30.2
Increases (decreases) in other assets, long-term, net	(9.1)	(5.3)	2.3	0.2	(1.5)	—	(7.7)	(21.1)

Segment net income (loss) before income taxes does not include any corporate management fees. Corporate management charges to segments were $145.7 million, $137.2 million and $72.8 million for the years ended August 31, 2007, 2006 and 2005, respectively. All expenses related to the award of options prior to the adoption of FAS 123R were accounted for as general and administrative expenses and allocated to the Corporate segment.

A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	At August 31,
	2007	2006	2005
		(Restated)	(Restated)

Total segment assets	$4,631.3	$3,175.7	$2,725.1
Elimination of intercompany receivables	(305.7)	(285.5)	(283.4)
Elimination of investments in subsidiaries	(397.1)	(320.5)	(304.5)
Income tax entries not allocated to segments	(53.6)	(32.3)	(41.8)

Total consolidated assets	$3,874.9	$2,537.4	$2,095.4

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present geographic revenues and long-lived assets (in millions):

	For The Year Ended August 31,
	2007	2006	2005
		(Restated)	(Restated)

Revenues:
United States	$4,525.1	$4,197.8	$2,847.1
Asia/Pacific Rim countries	224.3	161.4	234.4
Middle East	789.4	293.3	80.9
United Kingdom and other European countries	133.8	73.7	59.4
South America and Mexico	22.4	24.9	20.3
Canada	15.2	17.3	15.5
Other	13.5	7.2	10.1

	$5,723.7	$4,775.6	$3,267.7

	At August 31,
	2007	2006	2005
		(Restated)	(Restated)

Long-Lived Assets:
United States	$1,149.3	$295.2	$257.9
United Kingdom	292.1	9.9	1.3
Other foreign countries	45.3	45.8	50.6

	$1,486.7	$350.9	$309.8

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” such as deferred income taxes and securities available for sale.

Major Customers

Our customers are principally major multi-national industrial corporations, independent and merchant energy producers, governmental agencies and equipment manufacturers. For the year ended August 31, 2007, we recorded revenues from one customer, Eastern Petrochemical Co., a joint venture between Saudi Basic Industries Corporation and SPDC Ltd. (a consortium led by the government of Japan and Mitsubishi), of our E&C and F&M segments of approximately $660.5 million, which represented 12% of our total revenues. Revenues related to U.S. government agencies or entities owned by the U.S. government were $1,129.3 million, $1,927.7 million and $1,014.6 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively, representing approximately 20%, 41% and 31% of our total revenues for fiscal years 2007, 2006 and 2005, respectively. These revenues were recorded primarily in our E&I segment.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about our revenues by segment for major customers is as follows (in thousands):

			Percentage of
	Number of		Segment
Segment	Customers	Revenues	Revenues

Fossil & Nuclear	3	$822,963	50%
E&I	1	925,869	63
E&C	1	574,863	54
Maintenance	3	424,798	39

U.S. government agencies or entities are considered to be under common control and are treated as a single customer of our E&I segment in the table above. No single customer of our F&M segment represents greater than 10% of the F&M segment’s revenues.

Export Revenues

For the fiscal years ended August 31, 2007, 2006 and 2005, our international revenues include approximately $315.8 million, $219.1 million and $236.6 million, respectively, of exports from our domestic facilities.

Note 15 —	Supplemental Disclosure to Earnings (Loss) Per Common Share

	For the Year Ended August 31,
	2007	2006	2005

Weighted average shares outstanding (in thousands):
Basic	79,857	78,791	68,673
Diluted:
Stock options	—	1,168	921
LYONs Convertible Debt	—	10	—
Restricted stock	—	320	198

	79,857	80,289	69,792

The following table includes weighted-average incremental shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	For the Year Ended August 31,
	2007	2006	2005

Weighted-average incremental shares:
Stock options	5,451	407	2,950
Restricted stock	1,101	—	66
LYONs convertible debt	—	—	10

Note 16 —	Employee Benefit Plans

The employee benefit and others plans described below cover eligible employees.

Defined Contribution Plans

We sponsor voluntary defined contribution plans for substantially all U.S. employees who are not subject to collective bargaining agreements. Contributions by eligible employees are matched by Company contributions up to statutory levels. We also sponsor similar plans in certain foreign locations. Our expense for the

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans for the fiscal years ended August 31, 2007, 2006 and 2005, was approximately $20.8 million, $16.3 million and $11.1 million, respectively. Our plans offer employees a number of investment options, including an investment in our common stock. Stock held in the plans is purchased on the open market. At August 31, 2007 and 2006, our plans owned 1,069,056 shares and 1,206,658 shares, respectively, of our common stock. The fair value of the common stock owned by the plans was $53.5 million as of August 31, 2007.

Defined Benefit Plans

Certain of our foreign subsidiaries sponsor both contributory and noncontributory defined benefit plans for their employees. These plans have been closed to new entrants but eligible employees will continue to accumulate retirement benefits under the plans. These accumulated benefits payable are based primarily on salary levels and years of service. Our funding policy is to contribute for current service costs plus minimum special payments when warranted by applicable regulations. For the years ended August 31, 2007, 2006, and 2005, we recognized expense of approximately $5.3 million, $6.3 million and $6.0 million, respectively, related to these plans.

As discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies, we adopted the provisions of SFAS 158 for the year ended August 31, 2007, which requires us to recognize the funded status of our defined benefit plans directly in our consolidated balance sheets. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income to the extent those changes are not included in the net periodic cost. The funded status reported on the balance sheet as of August 31, 2007 under SFAS 158 was measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis. The adoption of SFAS 158 did not impact our compliance with debt covenants or our cash position. Other comprehensive income will reflect gain or loss and prior service costs or credit amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic benefit cost during the year, net of tax.

The following table summarizes the impact of the adoption of SFAS 158 on our consolidated balance sheets at August 31 2007 (in thousands):

	Before
	Adjustment	Adjustments	As Adjusted

Deferred income taxes (non-current)	$14,210	$7,945	$22,155
Total assets	3,866,907	7,945	3,874,852
Other liabilities	43,369	19,591	62,960
Accumulated other comprehensive income (loss)	(25,020)	(11,646)	(36,666)
Total stockholders’ equity	1,248,167	(11,646)	1,236,521
Total liabilities and stockholders’ equity	3,866,907	7,945	3,874,852

Our plans comply with the measurement date requirements of SFAS 158 because the year end dates of our plans coincide with our August 31 fiscal year end.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

Below is a reconciliation of projected benefit obligations, plan assets and the funded status of our defined benefit plans (in thousands):

	For the Year Ended August 31,
	2007	2006	2005

Change in Projected Benefit Obligation:
Projected benefit obligation at the start of the year	$157,213	$144,240	$116,712
Service cost	2,686	2,884	2,664
Interest cost	6,358	7,011	6,738
Prior service cost	—	—	767
Participants’ contributions	943	863	910
Actuarial loss (gain)	1,754	(1,210)	22,301
Benefits paid	(7,499)	(6,253)	(6,110)
Foreign currency exchange	9,045	9,679	258

Projected benefit obligation at the end of the year	$170,500	$157,214	$144,240

Change in Fair Value of Plan Assets:
Fair value of the plan assets at the start of the year	$116,311	$101,335	$87,273
Actual return on plan assets	6,981	7,537	14,755
Company contributions	9,740	5,704	3,944
Participants’ contributions	943	863	910
Benefits paid	(7,499)	(6,253)	(6,110)
Foreign currency exchange	6,655	7,125	563

Fair value of the plan assets at the end of the year	133,131	116,311	101,335

Funded Status at end of the year	$(37,369)	$(40,903)	$(42,905)

Components of Net Periodic Benefit Cost and Other amounts recognized in Other Comprehensive Income
Net Periodic Benefit Cost:
Service cost	$2,976	$2,884	$2,664
Interest cost	8,231	7,011	6,738
Expected return on plan assets	(8,497)	(6,863)	(6,422)
Amortization of net loss	2,632	2,403	1,912
Other	—	872	1,065

Total net periodic benefit cost	$5,342	$6,307	$5,957

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

For the Year Ended August 31,
	2007	2006	2005

Weighted — Average Assumptions Used to Determine Benefit Obligations at August 31:
Discount rate	5.50-5.75%	5.00-5.25%	4.75-5.00%
Rate of compensation increase	4.00-4.50%	4.00-4.75%	4.00-4.70%
Weighted — Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended August 31:
Discount rate at end of the year	5.00-5.25%	4.75-5.10%	5.00-6.00%
Expected return on plan assets for the year	6.40-7.25%	6.30-8.00%	6.30-8.00%
Rate of compensation increase at end of the year	4.00-4.75%	4.00-4.70%	4.00-4.90%

The accumulated benefit obligations for the plans were $150.9 and $142.8 million at August 31, 2007 and 2006, respectively. The Company estimates that $2.5 million of experience loss and prior service costs will be amortized from accumulated other comprehensive income into net pension expense during fiscal year 2008.

We record annual amounts relating to our pension plans based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. We review assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income beginning September 1, 2006 and amortized to net periodic cost over future periods using the corridor method. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and market conditions.

The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets

Pension plan weighted-average asset allocations at August 31, 2007 and 2006, by asset category, are as follows:

	At August 31,
Asset Category	2007	2006

Equity securities	61.6%	64.0%
Debt securities	35.4	31.4
Other	3.0	4.6

Total	100.0%	100.0%

The Company and plan trustees are responsible for ensuring that the investments of the plans are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the benefits as they mature. To this end, the investment objective is to balance return and funding risks.

Each plan has a target asset allocation that varies investments among equity, debt and other investments. On a combined basis, target asset allocations range from 20%-80% for equity securities, 15%-75% for debt securities, and 0%-20% for other investments. Asset class targets may vary from the stated allocations

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending upon prevailing market conditions. In estimating the expected return on plan assets, the Company considers past performance and future expectations for both the types and expected mix of investments held.

Contributions and Benefit Payments

The Company expects to contribute $7.9 million to the plans in fiscal year 2008. The following benefit payments are expected to be paid from plans (in thousands):

Fiscal Year	Pension Benefits

2008	$7,053
2009	7,280
2010	7,584
2011	7,837
2012	8,104
2013 — 2017	44,340

In addition to the pension plans disclosed above, we sponsor a defined benefit pension plan for certain employees of our Connex subsidiary. No new participants have been admitted to the plan in the last twelve years. The plan’s benefit formulas generally base payments to retired employees upon their length of service. The plan’s assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2007 and 2006, the fair market value of the plan assets was $1.5 million and $1.4 million, respectively, which exceeded the estimated accumulated projected benefit obligation each year.

Supplemental Deferred Compensation Plans

In January 2007, we deposited cash of $9.5 million for a limited number of key employees into irrevocable trusts (often referred to as Rabbi Trusts) under the terms of a newly adopted deferred compensation plan. The plan generally requires that the participant work a minimum period of time and the amounts vest at the end of the service period (cliff vesting). The participant directs the funds into investment options, and earnings and losses related to the investments are reflected in each participant’s account. We recognize compensation expense over the vesting period, including changes in the fair value of the underlying investments. These assets of $10.8 million as of August 31, 2007 are included in non-current assets because they are not immediately available for withdrawal by the participants.

As more fully described in Note 13 — Contingencies and Commitments, we previously deposited $15 million for our Chief Executive Officer into a Rabbi Trust for purposes of a non-compete agreement. As of August 31, 2007 and August 31, 2006, other current assets include $17.4 million and $16.5 million, respectively related to this non-compete agreement. The amount of the initial deposit was previously expensed.

Compensation expense recognized in the years ended August 31, 2007 and 2006 were $3.2 million and $0.6 million, respectively, for these arrangements.

Note 17 —	Related Party Transactions

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal year 2006, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the U.S. Gulf Coast region, with two companies owned by one of our Directors whom our Board had previously determined is considered non-independent. Payments made to these companies totaled approximately $2.7 million and $23.4 million during fiscal years 2007 and 2006, respectively, and there were no amounts due to these companies as of August 31, 2007. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party. A company (the Related Company) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer is a subcontractor to several of our subcontractors on various projects related to temporary housing efforts in Louisiana, where the Related Company has operated in its respective field of mechanical contracting since its founding in 1919. We were not involved in the agreements between our subcontractors and the Related Company, and we have not been provided any information about the terms of these contracts.

Note 18 —	Foreign Currency Translation and Transactions

Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Canadian dollars and the Euro). The currencies are converted to U.S. dollars at exchange rates as of the balance sheet date with the effect of the foreign currency translation reflected in “accumulated other comprehensive income (loss),” a component of shareholders’ equity, in accordance with SFAS 52 and SFAS 130. Foreign currency transaction gains or losses are credited or charged to income as incurred. At August 31, 2007 and 2006, cumulative foreign currency translation adjustments related to these subsidiaries reflected as a reduction to shareholders’ equity amounted to $6.4 million and $7.8 million, respectively; transaction gains and losses reflected in income were a loss of $5.3 million during fiscal year 2007, a loss of $0.9 million during fiscal year 2006 and a gain of $0.8 million during fiscal year 2005, respectively. Additionally, during fiscal year 2007, we incurred $33.2 million, net in foreign currency translation losses on the Westinghouse Bonds associated with our investment in Westinghouse.

Note 19 —	Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unapproved Change Orders and Claims

The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded as of August 31, 2007 and excludes all unrecorded amounts and individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues is as follows (in millions):

Amounts included in project estimates-at-completion at August 31, 2006	$79.1
Changes in estimates-at-completion	(26.6)
Approved by customer	(58.6)
Increase in unapproved change orders and claims	21.2

Amounts included in project estimates-at-completion at August 31, 2007	$15.1

Amounts accrued in revenues (or reductions to contract costs) at August 31, 2007	$11.3

The difference between the amounts included in project estimates-at-completion (EAC) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts relates to forecasted costs which have not yet been incurred (i.e. remaining percentage-of-completion revenue recognition on the related project). Substantially all of the recorded amounts as of August 31, 2007 were recorded during fiscal year 2007.

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

Covert, Harquahala, Wolf Hollow and Marcus Hook Claims

During fiscal year 2006, we settled or received judgments related to the Covert and Harquahala major projects in excess of amounts previously recorded resulting in gains on these claims of approximately $9.4 million. With respect to the Wolf Hollow Project, on March 24, 2006 the Court heard argument on the proper scope of the ruling on “AES Corp’s Motion for Summary Judgment Based upon Plaintiff’s Waiver and Regarding Plaintiff’s Allegations of Vicarious Liability.” A decision by the trial court judge was rendered on April 11, 2006, dismissing all of our claims against AES. Subsequently, we entered into negotiations with AES and Parsons and settled all claims for a combined cash payment to us of approximately $8.3 million. As a result, we recorded a net reduction in gross profit of $48.2 million in 2006 to reflect our revised estimates of recoveries on all outstanding matters related to this project.

Performance Guarantees

Prior to February of 2006, our estimates of performance guarantees on sales of our technology paid-up license agreements were recorded as a substantial contractual liability until the related project became operational, performance tests were met, the guarantee provisions expired or other factors provided evidence that the maximum liability was unlikely to be incurred. After three to six years of experience, in addition to the previous experience of companies we acquired, we determined that our history and experience with these types of guarantees allows us to make more accurate estimates of the potential liability and, in certain circumstances, revise our recorded performance liability amount below the maximum performance liability. For the fiscal year ended August 31, 2006, we recorded gross profit of $5.1 million due to changes in estimates for performance guarantees below the maximum liability.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Project Incentives

Our contracts contain certain incentive and award fees that provide for increasing or decreasing our fee based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees follows SOP 81-1 and provides that all components of contract revenues, including incentive payments such as performance incentives and award fees should be considered in determining total estimated revenues.

Our revenue estimates-at-completion include an estimate of amounts which we expect to earn if we achieve a number of agreed upon criteria. As of August 31, 2007, our project estimates included $38.0 million related to estimated achievement of these criteria. On a percentage of completion basis, we have recorded $33.3 million of these estimated amounts in revenues for the related contracts and equal amount in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress as of August 31, 2007. If we do not achieve the criteria at the amounts we have estimated, our revenues and profit related to this project may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.

On one project in our Maintenance segment, we reduced our estimate of incentive fees during 2007 resulting in a reduction of revenues of approximately $17 million.

Contract Losses

Accrued contract losses recorded on projects in progress are included in billings in excess of estimated earnings on uncompleted contracts and were $10.2 million and $8.6 million as of August 31, 2007 and 2006, respectively.

Note 20 —	Assets Held for Sale, Discontinued Operations and Costs Associated with Exit and Disposal Activities

Assets Held For Sale

The carrying value of assets held for sale associated with a fabrication facility in the U.S. of $1.1 million as of August 31, 2006, included in other current assets, reflects the lower of our depreciated cost basis or estimated fair value after consideration of selling costs. These assets were sold during fiscal year 2007.

Discontinued Operations

During 2005, we sold Roche Limited, Consulting Group (Roche), part of our E&I segment, for approximately $10.6 million in cash proceeds and a long-term note receivable and recognized a $0.4 million gain on the sale. On August 31, 2004, we sold the assets of our Hangar engineering and pipe support businesses (Hangar), part of our F&M segment, for $1.3 million in cash proceeds and reclassified the results of these businesses from continuing operations to discontinued operations. In connection with the sale of Hangar, we incurred disposal costs consisting primarily of accrued contract costs associated with vacating leased facilities during fiscal year 2005. Revenues reclassified to discontinued operations for the year ended August 31, 2005 totaled $58.5 million for Roche and $2.7 million for Hangar. Losses from these discontinued operations were $1.0 million for Roche and $0.8 million for Hangar during fiscal year 2005.

Exit and Disposal Activities

We also sold the assets and liabilities for certain components of our business during fiscal year 2005. During 2005, we sold certain assets of Shaw Power Technologies, Inc. (PTI) for $14 million in cash proceeds and recognized a $2.0 million gain on the sale. Also during 2005, we sold the assets of Shaw Aiton Australia

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pty. Limited for $0.9 million in cash proceeds and recognized a $1.0 million gain on the sale, and we sold our investment in WebTech, LLC for a net loss of $1.3 million.

In fiscal year 2005, we recorded a facilities charge of $3.2 million related to the downsizing and closure of leased facilities no longer supporting our E&C and E&I operations in cost of revenues on the accompanying consolidated statement of operations.

Each of these facility charges were recognized for the expected remaining future cash outlays associated with trailing lease liabilities and expected restoration costs reduced by the expected sublease income related to these facilities to be paid over the remaining lease terms, which range from three to eight years. Additional charges or reversals may be required, as was the case from the initial estimate of the charge to completion of 2005, if the amount of expected sublease income changes in the future.

Note 21 —	Quarterly Financial Data (Unaudited)

The unaudited quarterly financial data for our first three fiscal quarters of fiscal year 2007 and each of the fiscal quarters in fiscal year 2006 has been restated to correct errors in our previously filed Quarterly Reports. See Note 23 — Prior Year Restatement of Consolidated Financial Statements for a discussion of the errors impacting our unaudited quarterly financial data.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)

Year ended August 31, 2007
Revenues	$1,276,131	$1,208,190	$1,602,741	$1,636,650

Gross profit	$90,084	$28,577	$134,289	$122,467

Operating income	$25,714	$(42,879)	$66,102	$51,990

Interest expense	$(8,152)	$(13,077)	$(11,622)	$(10,537)

Foreign currency translation/transaction gains/losses	$(34,094)	$32,379	$15,156	$(51,920)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$(14,260)	$(21,953)	$73,398	$(4,019)

Income (loss) from continuing operations	$(12,289)	$(61,494)	$54,138	$645

Net income (loss)	$(12,289)	$(61,494)	$54,138	$645

Basic net income (loss) per share	$(0.15)	$(0.77)	$0.68	$0.01

Diluted net income (loss) per share	$(0.15)	$(0.77)	$0.66	$0.01

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)

Year ended August 31, 2006
Revenues	$1,138,491	$1,242,069	$1,226,333	$1,168,756

Gross profit	$106,835	$96,622	$31,976	$85,587

Operating income	$52,139	$41,514	$(20,760)	$22,552

Interest expense	$(3,511)	$(4,992)	$(4,876)	$(5,798)

Foreign currency translation/transaction gains/losses	$1,041	$(129)	$(1,735)	$(42)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$50,259	$38,813	$(25,754)	$17,091

Income (loss) from continuing operations	$32,720	$21,483	$(17,323)	$13,346

Net income (loss)	$32,720	$21,483	$(17,323)	$13,346

Basic net income (loss) per share	$0.42	$0.27	$(0.22)	$0.17

Diluted net income (loss) per share	$0.41	$0.27	$(0.22)	$0.17

In the first quarter of fiscal year 2007, we acquired a 20% interest in Westinghouse — see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements, with respect to the bond interest expense and foreign currency translation gains and losses.

Restatement of Quarterly Consolidated Statements

The previously reported net losses for the three months ended November 30, 2006 and February 28, 2007 are reduced by $1.7 million and $1.1 million, respectively, and the previously reported net income for the three months ended May 31, 2007 is reduced by $0.5 million. The adjustments include removal of prior period errors originally recorded in the period they were identified now being reflected in their correct prior periods as shown in Note 23 — Subsequent Events.

The tables below provide the impact of the errors on each of our previously reported quarterly consolidated statements of operations for our first three fiscal quarters of fiscal year 2007 and each of the fiscal quarters in 2006 (dollars in thousands):

				Reclassification
For the Fiscal Quarter Ended	Previously	Restatement		of Discontinued
November 30, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Revenues	$1,270,202	$5,893	$1,276,095	$36	$1,276,131
Cost of revenues	1,183,800	655	1,184,455	1,592	1,186,047

Gross profit	$86,402	$5,238	$91,640	$(1,556)	$90,084

Operating income	$23,210	$4,117	$27,327	$(1,613)	$25,714

Interest expense	$(8,116)	$(36)	$(8,152)	$—	$(8,152)

Foreign currency translation/transaction gain/(loss)	$(34,094)	$—	$(34,094)	$—	$(34,094)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$(16,881)	$4,234	$(12,647)	$(1,613)	$(14,260)

Provision (benefit) for income taxes	$(7,818)	$2,102	$(5,716)	$(467)	$(6,183)

Income (loss) from continuing operations	$(12,846)	$1,704	$(11,142)	$(1,147)	$(12,289)
Income (loss) from discontinued operations	(1,147)	—	(1,147)	1,147	—

Net income (loss)	$(13,993)	$1,704	$(12,289)	$—	$(12,289)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.16)	$0.03	$(0.13)	$(0.02)	$(0.15)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
For the Fiscal Quarter Ended	Previously	Restatement		of Discontinued
November 30, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Income (loss) from discontinued operations	(0.02)	—	(0.02)	0.02	—

Net Income (loss)	$(0.18)	$0.03	$(0.15)	$—	$(0.15)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.16)	$0.03	$(0.13)	$(0.02)	$(0.15)
Income (loss) from discontinued operations	(0.02)	—	(0.02)	0.02	—

Net Income (loss)	$(0.18)	$0.03	$(0.15)	$—	$(0.15)

				Reclassification
	Previously	Restatement		of Discontinued
As of November 30, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Current assets	$1,538,142	$7,877	$1,546,019	$(2,896)	$1,543,123

Total assets	$3,495,762	$13,988	$3,509,750	$—	$3,509,750

Current liabilities	$1,075,835	$14,101	$1,089,936	$—	$1,089,936

Total liabilities	$2,264,082	$15,106	$2,279,188	$—	$2,279,188

Shareholders’ equity	$1,231,680	$(1,118)	$1,230,562	$—	$1,230,562

The adjustments for the three months ended November 30, 2006 include errors in the accounting for:

•	Adjustments resulting in a net increase in pre-tax income related to deferred costs deemed unrecoverable not properly reserved ($2.2 million), changes in estimated contract profit on certain projects not recorded when identified ($2.6 million) and project close-out costs not recorded timely ($0.7 million); offset by improper recognition of liquidated damages on a project ($1.1 million), under accruals for holiday pay ($0.5 million), and under accruals for legal expenses ($0.5 million);

•	Adjustments to increase minority interest expense related to changes in estimated contract profit on a project not recorded when identified ($0.7 million);

•	Adjustment to record the income tax effect of restatements ($1.5 million) and correct an error related to the income tax benefit related to certain stock-based compensation ($0.6 million); and

•	Other errors resulting in other adjustments that are less significant and affect various other accounts.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
For the Fiscal Quarter Ended	Previously	Restatement		of Discontinued
February 28, 2007 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Revenues	$1,208,709	$384	$1,209,093	$(903)	$1,208,190
Cost of revenues	1,177,781	146	1,177,927	1,686	1,179,613

Gross profit	$30,928	$238	$31,166	$(2,589)	$28,577

Operating income/(loss)	$(41,498)	$1,255	$(40,243)	$(2,636)	$(42,879)

Interest expense	$(13,113)	$36	$(13,077)	$—	$(13,077)

Foreign currency translation/transaction gain/(loss)	$32,379	$—	$32,379	$—	$32,379

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$(20,864)	$1,547	$(19,317)	$(2,636)	$(21,953)

Provision (benefit) for income taxes	$10,124	$276	$10,400	$(748)	$9,652

Income (loss) from continuing operations	$(60,693)	$1,087	$(59,606)	$(1,888)	$(61,494)
Income (loss) from discontinued operations	(1,888)	—	(1,888)	1,888	—

Net income (loss)	$(62,581)	$1,087	$(61,494)	$—	$(61,494)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.76)	$0.01	$(0.75)	$(0.02)	$(0.77)
Income (loss) from discontinued operations	(0.02)	—	(0.02)	0.02	—

Net Income (loss)	$(0.78)	$0.01	$(0.77)	$—	$(0.77)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.76)	$0.01	$(0.75)	$(0.02)	$(0.77)
Income (loss) from discontinued operations	(0.02)	—	(0.02)	0.02	—

Net Income (loss)	$(0.78)	$0.01	$(0.77)	$—	$(0.77)

				Reclassification
	Previously	Restatement		of Discontinued
As of February 28, 2007 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Current assets	$1,534,559	$6,909	$1,541,468	$—	$1,541,468

Total assets	$3,508,298	$7,967	$3,516,265	$—	$3,516,265

Current liabilities	$1,173,578	$8,261	$1,181,839	$—	$1,181,839

Total liabilities	$2,327,894	$9,296	$2,337,190	$—	$2,337,190

Shareholders’ equity	$1,180,404	$(1,329)	$1,179,075	$—	$1,179,075

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adjustments for the three months ended February 28, 2007 include errors in the accounting for:

•	Adjustments resulting in net increase in pre-tax income related to over accrued payroll and holiday pay ($1.3 million), project close-out costs not recorded timely ($0.7 million), an employment agreement improperly recorded ($0.6 million), interest income on retention receivable not recorded ($0.3 million); offset by changes in estimated contract profit on certain projects recorded in the period after being identified in the prior period ($2.6 million);

•	Adjustments to decrease minority interest expense related to changes in estimated contract profit on a project recorded in the period after being identified in the prior period ($0.7 million);

•	Adjustments to Shaw’s share of unconsolidated entities’ capitalization of interest expense on construction in progress not recorded ($0.8 million);

•	Adjustment to record the income tax effect of restatements ($0.3 million); and

•	Other errors resulting in other adjustments that are less significant and affect various other accounts.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
For the Fiscal Quarter Ended	Previously	Restatement		of Discontinued
May 31, 2007 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Revenues	$1,601,436	$1,305	$1,602,741	$—	$1,602,741
Cost of revenues	1,465,940	2,392	1,468,332	120	1,468,452

Gross profit	$135,496	$(1,087)	$134,409	$(120)	$134,289

Operating income/(loss)	$67,041	$(770)	$66,271	$(169)	$66,102

Interest expense	$(11,622)	$—	$(11,622)	$—	$(11,622)

Foreign currency translation/transaction gain/(loss)	$15,156	$—	$15,156	$—	$15,156

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$73,965	$(398)	$73,567	$(169)	$73,398

Provision (benefit) for income taxes	$15,707	$84	$15,791	$(48)	$15,743

Income (loss) from continuing operations	$54,739	$(480)	$54,259	$(121)	$54,138
Income (loss) from discontinued operations	(121)	—	(121)	121	—

Net income (loss)	$54,618	$(480)	$54,138	$—	$54,138

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.68	$—	$0.68	$—	$0.68
Income (loss) from discontinued operations	—	—	—	—	—

Net Income (loss)	$0.68	$—	$0.68	$—	$0.68

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.67	$(0.01)	$0.66	$—	$0.66
Income (loss) from discontinued operations	—	—	—	—	—

Net Income (loss)	$0.67	$(0.01)	$0.66	$—	$0.66

				Reclassification
	Previously	Restatement		of Discontinued
As of May 31, 2007 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Current assets	$1,625,204	$7,752	$1,632,956	$—	$1,632,956

Total assets	$3,610,526	$7,290	$3,617,816	$—	$3,617,816

Current liabilities	$1,245,150	$8,624	$1,253,774	$—	$1,253,774

Total liabilities	$2,368,042	$9,101	$2,377,143	$—	$2,377,143

Shareholders’ equity	$1,242,484	$(1,811)	$1,240,673	$—	$1,240,673

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adjustments for the three months ended May 31, 2007 include errors in the accounting for:

•	Adjustments resulting in a net reduction in pre-tax income related to contract close-out costs recorded in the period related to prior periods ($1.2 million), offset by interest income on retention receivable not recorded ($0.4 million), project incentives incorrectly recorded ($0.3 million) and settlement of a contract dispute not recorded when identified ($0.3 million); and

•	Other errors resulting in other adjustments that are less significant and affect various other accounts.

				Reclassification
For the Fiscal Quarter Ended	Previously	Restatement		of Discontinued
November 30, 2005 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Revenues	$1,135,461	$290	$1,135,751	$2,740	$1,138,491
Cost of revenues	1,027,443	1,265	1,028,708	2,948	1,031,656

Gross profit	$108,018	$(975)	$107,043	$(208)	$106,835

Operating income	$53,697	$(1,216)	$52,481	$(342)	$52,139

Interest expense	$(3,393)	$(118)	$(3,511)	$—	$(3,511)

Foreign currency translation/transaction gain/(loss)	$946	$95	$1,041	$—	$1,041

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$51,395	$(374)	$51,021	$(762)	$50,259

Provision (benefit) for income taxes	$17,904	$(148)	$17,756	$(276)	$17,480

Income (loss) from continuing operations	$33,152	$7	$33,159	$(439)	$32,720
Income (loss) from discontinued operations	(439)	—	(439)	439	—

Net income (loss)	$32,713	$7	$32,720	$—	$32,720

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.42	$—	$0.42	$(0.01)	$0.42
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—

Net Income (loss)	$0.41	$—	$0.42	$—	$0.42

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.42	$—	$0.42	$(0.01)	$0.41
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—

Net Income (loss)	$0.41	$—	$0.41	$—	$0.41

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
	Previously	Restatement		of Discontinued
As of November 30, 2005 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Current assets	$1,494,762	$12,068	$1,506,830	$(7,375)	$1,499,455

Total assets	$2,305,195	$12,056	$2,317,251	$—	$2,317,251

Current liabilities	$951,591	$9,849	$961,440	$—	$961,440

Total liabilities	$1,120,023	$12,571	$1,132,594	$—	$1,132,594

Shareholders’ equity	$1,185,172	$(515)	$1,184,657	$—	$1,184,657

				Reclassification
For the Fiscal Quarter Ended	Previously	Restatement		of Discontinued
February 28, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Revenues	$1,238,832	$(856)	$1,237,976	$4,093	$1,242,069
Cost of revenues	1,140,853	396	1,141,249	4,198	1,145,447

Gross profit	$97,979	$(1,252)	$96,727	$(105)	$96,622

Operating income/(loss)	$42,496	$(775)	$41,721	$(207)	$41,514

Interest expense	$(4,971)	$(21)	$(4,992)	$—	$(4,992)

Foreign currency translation/transaction gain/(loss)	$(129)	$—	$(129)	$—	$(129)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$39,850	$(795)	$39,055	$(242)	$38,813

Provision (benefit) for income taxes	$13,485	$(314)	$13,171	$(49)	$13,122

Income (loss) from continuing operations	$21,894	$(355)	$21,539	$(56)	$21,483
Income (loss) from discontinued operations	(56)	—	(56)	56	—

Net income (loss)	$21,838	$(355)	$21,483	$—	$21,483

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.28	$—	$0.27	$—	$0.27
Income (loss) from discontinued operations	—	—	—	—	—

Net Income (loss)	$0.28	$—	$0.27	$—	$0.27

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.27	$—	$0.27	$—	$0.27
Income (loss) from discontinued operations	—	—	—	—	—

Net Income (loss)	$0.27	$—	$0.27	$—	$0.27

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
	Previously	Restatement		of Discontinued
As of February 28, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Current assets	$1,703,339	$9,702	$1,713,041	$(7,456)	$1,705,585

Total assets	$2,516,955	$10,431	$2,527,386	$—	$2,527,386

Current liabilities	$1,029,667	$8,371	$1,038,038	$—	$1,038,038

Total liabilities	$1,292,100	$11,308	$1,303,408	$—	$1,303,408

Shareholders’ equity	$1,224,855	$(877)	$1,223,978	$—	$1,223,978

				Reclassification
	Previously	Restatement		of Discontinued
For the Fiscal Quarter Ended May 31, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Revenues	$1,226,784	$(74)	$1,226,710	$(377)	$1,226,333
Cost of revenues	1,192,869	889	1,193,758	599	1,194,357

Gross profit	$33,915	$(963)	$32,952	$(976)	$31,976

Operating income/(loss)	$(18,333)	$(1,463)	$(19,796)	$(964)	$(20,760)

Interest expense	$(4,897)	$21	$(4,876)	$—	$(4,876)

Foreign currency translation/transaction gain/(loss)	$(1,735)	$—	$(1,735)	$—	$(1,735)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$(23,582)	$(1,244)	$(24,826)	$(928)	$(25,754)

Provision (benefit) for income taxes	$(12,238)	$(492)	$(12,730)	$(233)	$(12,963)

Income (loss) from continuing operations	$(16,014)	$(650)	$(16,664)	$(659)	$(17,323)
Income (loss) from discontinued operations	(659)	—	(659)	659	—

Net income (loss)	$(16,673)	$(650)	$(17,323)	$—	$(17,323)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.20)	$(0.01)	$(0.21)	$(0.01)	$(0.22)
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—

Net Income (loss)	$(0.21)	$(0.01)	$(0.22)	$—	$(0.22)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.20)	$(0.01)	$(0.21)	$(0.01)	$(0.22)
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—

Net Income (loss)	$(0.21)	$(0.01)	$(0.22)	$—	$(0.22)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
	Previously	Restatement		of Discontinued
As of May 31, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Current assets	$1,692,853	$13,847	$1,706,700	$(1,846)	$1,704,854

Total assets	$2,535,928	$14,140	$2,550,068	$—	$2,550,068

Current liabilities	$1,013,149	$13,005	$1,026,154	$—	$1,026,154

Total liabilities	$1,319,162	$15,665	$1,334,827	$—	$1,334,827

Shareholders’ equity	$1,216,766	$(1,525)	$1,215,241	$—	$1,215,241

				Reclassification
	Previously	Restatement		of Discontinued
For the Fiscal Quarter Ended August 31, 2006 (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported

Revenues	$1,174,538	$(6,115)	$1,168,423	$333	$1,168,756
Cost of revenues	1,084,978	(4,329)	1,080,649	2,520	1,083,169

Gross profit	$89,560	$(1,786)	$87,774	$(2,187)	$85,587

Operating income/(loss)	$25,368	$(561)	$24,807	$(2,255)	$22,552

Interest expense	$(5,798)	$—	$(5,798)	$—	$(5,798)

Foreign currency translation/transaction gain/(loss)	$(43)	$1	$(42)	$—	$(42)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and loss from discontinued operations	$20,042	$(696)	$19,346	$(2,255)	$17,091

Provision (benefit) for income taxes	$1,389	$(905)	$484	$(523)	$(39)

Income (loss) from continuing operations	$13,966	$374	$14,340	$(994)	$13,346
Income (loss) from discontinued operations	(994)	—	(994)	994	—

Net income (loss)	$12,972	$374	$13,346	$—	$13,346

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.18	$—	$0.18	$(0.01)	$0.17
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—

Net Income (loss)	$0.17	$—	$0.17	$—	$0.17

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.17	$0.01	$0.18	$(0.01)	$0.17
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—

Net Income (loss)	$0.16	$0.01	$0.17	$—	$0.17

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
	Previously	Restatement		of Discontinued
As of August 31, 2006	Reported	Adjustments	As Restated	Operations	As Reported

Current assets	$1,678,660	$4,691	$1,683,351	$(3,487)	$1,679,864

Total assets	$2,529,134	$8,220	$2,537,354	$—	$2,537,354

Current liabilities	$1,040,659	$11,081	$1,051,740	$—	$1,051,740

Total liabilities	$1,285,927	$13,097	$1,299,024	$—	$1,299,024

Shareholders’ equity	$1,243,207	$(4,877)	$1,238,330	$—	$1,238,330

Note 22 —	New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for our fiscal year beginning September 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

In November 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF 06-6). This consensus supersedes EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and applies to modifications or exchanges of debt instruments that occur during interim or annual reporting periods for our fiscal year beginning September 1, 2008. We are currently evaluating the impact of EITF 06-6 on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In September 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (EITF 06-1). EITF 06-1 indicates that if consideration is given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be contractually linked to the benefit received by the service provider’s customer, a service provider should use the guidance in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. This consensus is effective for our fiscal year beginning September 1, 2008. We are currently evaluating the impact of EITF 06-1 on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the previously deferred portion of the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, recognition and disclosure requirements are effective for our fiscal year ending August 31, 2007, which did

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not have a material effect on our consolidated financial statements. The impact of adopting SFAS 158 resulted in an increase in deferred income taxes of $8 million, an increase in other liabilities of $19.6 million and a reduction to stockholders’ equity of $11.6 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, effective for our fiscal year beginning September 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance is applicable for our fiscal year ending August 31, 2007. The adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations or cash flows since prior year misstatements were corrected in accordance FASB No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No 20 and FASB Statement No. 3.” See Note 23 — Prior Year Restatement of Consolidated Financial Statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt the new requirements in our first quarter of fiscal year 2008. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We estimate the impact of adopting FIN 48 will be a reduction to fiscal year 2008 beginning retained earnings in the range of $5 million to $10 million.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in fiscal year 2007 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of: (1) whether the entity is a variable interest entity; (2) which interests are variable interests in the entity; and (3) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 was effective beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of FSP FIN(R)-6 did not have an impact on our consolidated financial statements. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities,” a replacement of FASB Statement No. 125, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), which changes the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. SFAS No. 155 will be effective for our fiscal year 2008. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No 20. and FASB Statement No. 3” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal year 2007. The restatement described in Note 23 — Prior Year Restatement of Consolidated Financial Statements was accounted for in accordance with this pronouncement.

Note 23 —	Prior Year Restatement of Consolidated Financial Statements

Our financial statements for the fiscal years ended August 31, 2006 and 2005 reflect a restatement to correct accounting errors. The previously reported net earnings for fiscal years 2006 and 2005 are reduced by $0.6 million and $0.3 million, respectively; and our previously reported retained earnings as of August 31, 2004 is reduced by $2.4 million. The adjustments include errors in the accounting for the following items:

•	Errors in the accounting for estimates of revenues and cost of revenues on contracts, including recognition of liquidated damages not recorded properly on a project, and improper recognition of allowances for uncollectible amounts resulting in changes to previously reported revenues and cost of revenues;

•	Deferred costs deemed unrecoverable and not properly reserved resulting in changes to previously reported cost of revenues;

•	Compensation related matters accounted for incorrectly, including vacation and benefit accruals, employment contracts, and stock-based compensation resulting in changes to costs of revenues, general and administrative expenses, other income and expense, and provision for income taxes;

•	Lease related items, including rent escalation provisions not properly accounted for and incorrect amortization of leasehold improvements resulting in changes to costs of revenues and general and administrative expenses; and

•	Other errors resulting in other adjustments that are less significant and affect various other accounts.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retained earnings as of August 31, 2004 has been restated by $2.4 million to reflect the cumulative effect of accounting errors related to lease related items, including rent escalation provisions ($1.5 million); uncollectible receivables ($0.4 million); and other errors that are less significant ($0.5 million). These errors impact multiple previous reporting periods.

In addition, to conform to the current year’s financial statement classification and presentation, we adjusted accounts receivable, inventory, other current assets, cost and estimated earnings in excess of billing on uncompleted contracts, and advance billings, billings in excess of costs and estimated earnings on uncompleted contracts to more appropriately reflect inventory and work in progress on uncompleted projects in our F&M and E&I segments.

Reclassification of Discontinued Operations

During fiscal 2006, a decision was made to actively engage in the marketing to sell Robotic Environmental Services, LLC (Robotics), and the related business was reclassified to discontinued operations. During fiscal year 2007, we entered into a lease transaction related to the primary operating assets of Robotics. This transaction resulted in us retaining a significant portion of the risks and rewards of the Robotics operations; therefore, the operations of the Robotics business have been reclassified back into continuing operations for all periods presented. Where applicable this reclassification is presented separately in the tables below.

The tables below provide the impact of the errors on each of our previously reported consolidated statements of operations for the fiscal years ended August 31, 2006 and 2005 (dollars in thousands):

					Reclassification
	Previously	Restatement			of Discontinued
For the Year Ended August 31, 2006	Reported	Adjustments		As Restated	Operations	As Reported

Revenues	$4,775,615	$(6,755	)(a)	$4,768,860	$6,789	$4,775,649
Cost of revenues	4,446,143	(1,776	)(b)	4,444,367	10,262	4,454,629

Gross profit	329,472	(4,979)		324,493	(3,473)	321,020
General and administrative expenses	226,244	(962	)(c)	225,282	293	225,575

Operating income	103,228	(4,017)		99,211	(3,766)	95,445
Interest expense	(19,059)	(118)		(19,177)	—	(19,177)
Interest income	5,877	62		5,939	—	5,939
Loss on retirement of debt	—	—		—	—	—
Foreign currency transaction gains (losses), net	(961)	96		(865)	—	(865)
Other income (expense), net	(1,380)	865	(d)	(515)	(418)	(933)

	(15,523)	905		(14,618)	(418)	(15,036)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	87,705	(3,112)		84,593	(4,184)	80,409
Provision (benefit) for income taxes	20,540	(1,859	)(e)	18,681	(1,081)	17,600

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	67,165	(1,253)		65,912	(3,103)	62,809
Minority interest	(15,680)	—		(15,680)	955	(14,725)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
	Previously	Restatement		of Discontinued
For the Year Ended August 31, 2006	Reported	Adjustments	As Restated	Operations	As Reported

Earnings (losses) from unconsolidated entities, net of taxes	1,513	629 (f)	2,142	—	2,142

Income (loss) from continuing operations	52,998	(624)	52,374	(2,148)	50,226
Income (loss) from discontinued operations, net of taxes:
Income (loss) from discontinued operations	(1,144)	—	(1,144)	1,144	—
Gain (impairment) of discontinued operations	(1,004)	—	(1,004)	1,004	—

Income (loss) from discontinued operations, net of taxes	(2,148)	—	(2,148)	2,148	—

Net income (loss)	$50,850	$(624)	$50,226	$—	$50,226

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.68	$(0.01)	$0.67	$(0.03)	$0.64
Income (loss) from discontinued operations, net of taxes	(0.03)	—	(0.03)	0.03	—

Net income (loss)	$0.65	$(0.01)	$0.64	$—	$0.64

Diluted:
Income (loss) from continuing operations	$0.66	$—	$0.66	$(0.03)	$0.63
Income (loss) from discontinued operations, net of taxes	(0.03)	—	(0.03)	0.03	—

Net income (loss)	$0.63	$—	$0.63	$—	$0.63

(a)	Adjustments primarily related to the overstatement of cost resulting in overstatement of revenues under the percentage-of-completion method of accounting ($3.7 million); improper recognition of allowance for uncollectible amounts ($0.8 million); and project incentives not recorded correctly ($1.0 million).

(b)	Adjustments primarily related to costs recorded in excess of actual costs incurred ($3.3 million), partially offset by adjustments to deferred costs deemed unrecoverable but not reserved ($1.3 million).

(c)	Adjustments primarily related to under accrued vacation pay ($0.3 million), under accrual of lease expense ($0.1 million), incorrect amortization of leasehold improvements ($0.2 million), and under accrual of workers’ compensation self-insurance reserves ($0.3 million).

(d)	Adjustment for a cash receipt received in error and improperly recognized in miscellaneous income ($0.9 million).

(e)	Adjustment to record the income tax effect of restatement entries ($1.2 million) and correct an error related to the income tax benefit related to certain stock-based compensation ($0.6 million).

(f)	Adjustment primarily related to Shaw’s share of unconsolidated entities’ improper capitalization of interest expense on construction in progress ($0.5 million).

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Reclassification
	Previously	Restatement			of Discontinued
For the Year Ended August 31, 2005	Reported	Adjustments		As Restated	Operations	As Reported

Revenues	$3,262,328	$1,786	(a)	$3,264,114	$3,588	$3,267,702
Cost of revenues	2,969,658	1,399	(b)	2,971,057	3,842	2,974,899

Gross profit	292,670	387		293,057	(254)	292,803
General and administrative expenses	190,252	14		190,266	96	190,362

Operating income	102,418	373		102,791	(350)	102,441
Interest expense	(29,225)	118		(29,107)	—	(29,107)
Interest income	5,571	—		5,571	—	5,571
Loss on retirement of debt	(47,772)	—		(47,772)	—	(47,772)
Foreign currency transaction gains (losses), net	919	(96)		823	—	823
Other income (expense), net	6,870	(891	)(c)	5,979	—	5,979

	(63,637)	(869)		(64,506)	—	(64,506)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	38,781	(496)		38,285	(350)	37,935
Provision (benefit) for income taxes	17,784	(210)		17,574	(138)	17,436

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	20,997	(286)		20,711	(212)	20,499
Minority interest	(7,243)	(1)		(7,244)	64	(7,180)
Earnings (losses) from unconsolidated entities, net of taxes	3,809	(18)		3,791	—	3,791

Income (loss) from continuing operations	17,563	(305)		17,258	(148)	17,110
Income (loss) from discontinued operations, net of taxes:
Income (loss) from discontinued operations	(1,943)	—		(1,943)	148	(1,795)
Gain (impairment) of discontinued operations	356	—		356	—	356

Income (loss) from discontinued operations, net of taxes	(1,587)	—		(1,587)	148	(1,439)

Net income (loss)	$15,976	$(305)		$15,671	$—	$15,671

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.25	$—		$0.25	$—	$0.25
Income (loss) from discontinued operations, net of taxes	(0.02)	—		(0.02)	—	(0.02)

Net income (loss)	$0.23	$—		$0.23	$—	$0.23

Diluted:
Income (loss) from continuing operations	$0.25	$—		$0.25	$—	$0.25
Income (loss) from discontinued operations, net of taxes	(0.02)	—		(0.02)	—	(0.02)

Net income (loss)	$0.23	$—		$0.22 (d)	$—	$0.22 (d)

(a)	Adjustments primarily related to incorrect recognition of liquidated damages on a project ($1.2 million) and improper recognition of allowance for uncollectible amounts ($0.8 million).

(b)	Adjustments primarily related to over accrual of payroll ($0.6 million) and deferred costs deemed unrecoverable recognized in the incorrect period ($0.9 million).

(c)	Adjustment for a cash receipt received in error and improperly recognized in miscellaneous income ($0.9 million).

(d)	Amount does not total due to rounding.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the impact of these errors on each of our previously reported consolidated statements of cash flows for the fiscal years ended August 31, 2006 and 2005 (dollars in thousands):

	August 31, 2006
	As Reported
	Originally On		As Previously
	10-K Dated		Restated in
	10/31/06	Adjustments	Form 10-K/A	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$50,850	$—	$50,850	$(624)	$50,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:		—
Depreciation and amortization	33,397	—	33,397	1,875	35,272
Impairment of discontinued operations	1,004	—	1,004	(1,004)	—
Provision (benefit) for deferred income taxes	3,610	—	3,610	(259)	3,351
Stock-based compensation expense	18,277	—	18,277	(259)	18,018
Accretion of interest on discounted long-term debt	40	—	40	—	40
Amortization of deferred debt issue costs	1,084	—	1,084	—	1,084
Amortization of contract adjustments	(3,575)	—	(3,575)	—	(3,575)
Provision for uncollectible accounts receivable	10,285	—	10,285	—	10,285
(Earnings) losses from unconsolidated entities, net of taxes	(1,513)	—	(1,513)	(629)	(2,142)
Impairment of assets	5,130	—	5,130	—	5,130
Distributions from unconsolidated entities	1,956	—	1,956	—	1,956
Foreign currency transaction (gains) losses, net	961	—	961	(96)	865
Loss on retirement of debt	—	—	—	—	—
Write-off of claims receivable	48,155	—	48,155	—	48,155
Minority interest	14,901	—	14,901	(177)	14,724
Payments for financed insurance premiums	—	(9,765)	(9,765)	—	(9,765)
Pension, net periodic costs	—	—	—	(6,307)	(6,307)
Return on capital to joint venture partner	—	(12,210)	(12,210)	—	(12,210)
Other	(779)	—	(779)	1	(778)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(318,063)	—	(318,063)	21,828	(296,235)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(96,425)	—	(96,425)	(7,574)	(103,999)
(Increase) decrease in inventories	(4,036)	—	(4,036)	(13,099)	(17,135)
(Increase) decrease in other current assets	(40,172)	—	(40,172)	6,675	(33,497)
(Increase) decrease in prepaid expenses	(2,452)	—	(2,452)	(336)	(2,788)
(Increase) decrease in other assets	(18,913)	—	(18,913)	(5,718)	(24,631)
Increase (decrease) in accounts payable	129,064	—	129,064	(1,859)	127,205
Increase (decrease) in accrued liabilities	46,925	1,584	48,509	5,355	53,864
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	39,742	—	39,742	182	39,924
Increase (decrease) in deferred revenue-prebilled	5,293	—	5,293	(3,360)	1,933
Increase (decrease) in other long-term liabilities	174	—	174	6,307	6,481

Net cash provided by (used in) operating activities	(75,080)	(20,391)	(95,471)	922	(94,549)
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash surrendered	1,242	—	1,242	—	1,242
Purchases of businesses, net of cash received	(720)	—	(720)	—	(720)
Purchase of property and equipment	(48,887)	—	(48,887)	(231)	(49,118)
Investment in and advances to unconsolidated entities and joint ventures	(19,244)	—	(19,244)	—	(19,244)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31, 2006
	As Reported
	Originally On		As Previously
	10-K Dated		Restated in
	10/31/06	Adjustments	Form 10-K/A	Adjustments	As Restated

Distributions from unconsolidated entities	3,785	—	3,785	—	3,785
Acquisition costs	(2,188)	—	(2,188)	—	(2,188)
Deposits in escrowed cash for repurchase of LYONs	—	—	—	—	—
Withdrawal from escrowed cash for repurchase of LYONs	—	—	—	—	—
Cash received from restricted and escrowed cash	193,722	—	193,722	—	193,722
Cash deposited into restricted and escrowed cash	(65,230)	—	(65,230)	—	(65,230)
Proceeds from sale of property and equipment	4,791	—	4,791	—	4,791
Proceeds from sale of assets held for sale	—	—	—	—	—
Proceeds from the sale of investment in an unconsolidated entity	—	—	—	—	—
Maturities of marketable securities, held to maturity	—	—	—	—	—

Net cash provided by (used in) investing activities	67,271	—	67,271	(231)	67,040
Cash flows from financing activities:
Purchase of treasury stock	—	(1,584)	(1,584)	—	(1,584)
Repayment of debt and capital leases	(4,878)	—	(4,878)	—	(4,878)
Payments for financed insurance premiums	(9,765)	9,765	—
Return of capital to investment partner	(12,210)	12,210	—
Proceeds from issuance of debt	5,305	—	5,305	—	5,305
Deferred credit costs	(2,072)	—	(2,072)	—	(2,072)
Issuance of common stock	18,664	—	18,664	11	18,675
Tax benefits from stock based compensation	2,433	—	2,433	1,153	3,586
Proceeds from revolving credit agreements	1,361,055	—	1,361,055	—	1,361,055
Repayments of revolving credit agreements	(1,257,226)	—	(1,257,226)	111	(1,257,115)

Net cash provided by (used in) financing activities	101,306	20,391	121,697	1,275	122,972
Cash from variable interest entities	2,290	—	2,290	—	2,290
Effects of foreign exchange rate changes on cash	2,271	—	2,271	(115)	2,156

Net increase (decrease) in cash and cash equivalents	98,058	—	98,058	1,851	99,909
Cash and cash equivalents — beginning of year	56,779	—	56,779	(1,276)	55,503

Cash and cash equivalents — end of year	$154,837	$—	$154,837	$575	$155,412

Supplemental disclosures:
Cash payment for:
Interest (net of capitalized interest)	$19,404	$—	$19,404	$—	$19,404

Income taxes	$4,035	$—	$4,035	$—	$4,035

Noncash investing and financing activities:
Issuance of restricted stock	$15,908	$—	$15,908	$—	$15,908

Financed insurance premiums	$10,068	$—	$10,068	$—	$10,068

Property and equipment acquired through issuance of debt	$2,716	$—	$2,716	$—	$2,716

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31, 2005
	As Reported
	Originally on		As Previously
	10-K Dated		Restated in Form
	10/31/06	Adjustments	10-K/A	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$15,976	$—	$15,976	$(305)	$15,671
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,183	—	31,183	205	31,388
Impairment of discontinued operations	—	—	—	—	—
Provision (benefit) for deferred income taxes	11,573	—	11,573	(3,389)	8,184
Stock-based compensation expense	4,321	—	4,321	—	4,321
Accretion of interest on discounted long-term debt	264	—	264	—	264
Amortization of deferred debt issue costs	3,448	—	3,448	—	3,448
Amortization of contract adjustments	(11,098)	—	(11,098)	—	(11,098)
Provision for uncollectible accounts receivable	2,655	—	2,655	125	2,780
(Earnings) losses from unconsolidated entities, net of taxes	(3,809)	—	(3,809)	19	(3,790)
Impairment of assets	—	—	—	—	—
Distributions from unconsolidated entities	—	—	—	—	—
Foreign currency transaction (gains) losses, net	(919)	—	(919)	—	(919)
Loss on retirement of debt	47,772	—	47,772	—	47,772
Write-off of claims receivable	—	—	—	—	—
Minority interest	3,915	—	3,915	3,264	7,179
Payments for financed insurance premiums	—	(10,582)	(10,582)	—	(10,582)
Return on capital to joint venture partner	—	—	—	—	—
Pension, net periodic costs	—	—	—	(5,957)	(5,957)
Other	(2,555)	—	(2,555)	—	(2,555)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	30,067	—	30,067	244	30,311
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(20,523)	—	(20,523)	(10,280)	(30,803)
(Increase) decrease in inventories	(17,616)	—	(17,616)	—	(17,616)
(Increase) decrease in other current assets	11,697	—	11,697	850	12,547
(Increase) decrease in prepaid expenses	4,292	—	4,292	(38)	4,254
(Increase) decrease in other assets	(8,509)	—	(8,509)	(713)	(9,222)
Increase (decrease) in accounts payable	4,206	—	4,206	213	4,419
Increase (decrease) in accrued liabilities	3,842	—	3,842	1,235	5,077
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(82,049)	—	(82,049)	7,445	(74,604)
Increase (decrease) in deferred revenue-prebilled	2,359	—	2,359	—	2,359
Increase (decrease) in other long-term liabilities	36,736	—	36,736	6,049	42,785

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31, 2005
	As Reported
	Originally on		As Previously
	10-K Dated		Restated in Form
	10/31/06	Adjustments	10-K/A	Adjustments	As Restated

Net cash provided by (used in) operating activities	67,228	(10,582)	56,646	(1,033)	55,613
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash surrendered	14,108	—	14,108	—	14,108
Purchases of businesses, net of cash received	—	—	—	—	—
Purchase of property and equipment	(30,201)	—	(30,201)	—	(30,201)
Investment in and advances to unconsolidated entities and joint ventures	(13,335)	—	(13,335)	—	(13,335)
Distributions from unconsolidated entities	14,930	—	14,930	—	14,930
Acquisition costs	—	—	—	—	—
Deposits in escrowed cash for repurchase of LYONs	—	—	—	—	—
Withdrawal from escrowed cash for repurchase of LYONs	—	—	—	—	—
Cash received from restricted and escrowed cash	212,474	—	212,474	—	212,474
Cash deposited into restricted and escrowed cash	(327,800)	—	(327,800)	—	(327,800)
Proceeds from sale of property and equipment	3,362	—	3,362	—	3,362
Proceeds from sale of assets held for sale	—	—	—	—	—
Proceeds from the sale of investment in an unconsolidated entity	—	—	—	—	—
Maturities of marketable securities, held to maturity	—	—	—	—	—

Net cash provided by (used in) investing activities	(126,462)	—	(126,462)	—	(126,462)
Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—	—
Repayment of debt and capital leases	(279,828)	—	(279,828)	—	(279,828)
Payments for financed insurance premiums	(10,582)	10,582	—
Proceeds from issuance of debt	3,726	—	3,726	—	3,726
Deferred credit costs	(4,886)	—	(4,886)	—	(4,886)
Issuance of common stock	263,849	—	263,849	—	263,849
Tax benefits from stock based compensation	—	—	—	—	—
Proceeds from revolving credit agreements	463,551	—	463,551	—	463,551
Repayments of revolving credit agreements	(422,317)	—	(422,317)	(111)	(422,428)

Net cash provided by (used in) financing activities	13,513	10,582	24,095	111	23,984
Cash from variable interest entities	1,343	—	1,343	—	1,343
Effects of foreign exchange rate changes on cash	(1,194)	—	(1,194)	(7)	(1,201)

Net increase (decrease) in cash and cash equivalents	(45,572)	—	(45,572)	(1,151)	(46,723)
Cash and cash equivalents — beginning of year	102,351	—	102,351	(125)	102,226

Cash and cash equivalents — end of year	$56,779	—	$56,779	$(1,276)	$55,503

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31, 2005
	As Reported
	Originally on		As Previously
	10-K Dated		Restated in Form
	10/31/06	Adjustments	10-K/A	Adjustments	As Restated

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$40,206	$—	$40,206	$—	$40,206

Income taxes	$5,133	$—	$5,133	$—	$5,133

Noncash investing and financing activities:
Issuance of restricted stock	$9,445	$—	$9,445	$—	$9,445

Financed insurance premiums	$11,034	$—	$11,034	$—	$11,034

The tables below provide the impact of these errors on our previously reported consolidated balance sheet as of August 31, 2006 (dollars in thousands):

					Reclassification
	Previously	Restatement			of Discontinued
As of August 31, 2006	Reported	Adjustments		As Restated	Operations	As Reported

Current assets:
Cash and cash equivalents	$154,837	$575		$155,412	$—	$155,412
Restricted and escrowed cash	43,409	—		43,409	—	43,409
Accounts receivable, including retainage, net	740,920	(22,199	)(a)	718,721	—	718,721
Inventories	101,337	12,471	(b)	113,808	628	114,436
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	455,819	14,889	(c)	470,708	—	470,708
Deferred income taxes	83,085	2,000		85,085	—	85,085
Prepaid expenses	8,407	374		8,781	—	8,781
Assets held for sale	5,230	—		5,230	(4,115)	1,115
Other current assets	85,616	(3,419)		82,197	—	82,197

Total current assets	1,678,660	4,691		1,683,351	(3,487)	1,679,864
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	52,048	1,125		53,173	—	53,173
Property and equipment:
Transportation equipment	15,882	—		15,882	—	15,882
Furniture, fixtures and software	99,945	—		99,945	—	99,945
Machinery and equipment	138,468	—		138,468	1,641	140,109
Buildings and improvements	63,456	—		63,456	1,114	64,570
Assets acquired under capital leases	8,382	—		8,382	—	8,382
Land	6,612	—		6,612	732	7,344
Construction in progress	8,906	231		9,137	—	9,137

Total property and equipment	341,651	231		341,882	3,487	345,369
Less: accumulated depreciation	(166,220)	(901)		(167,121)	—	(167,121)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Reclassification
	Previously	Restatement		of Discontinued
As of August 31, 2006	Reported	Adjustments	As Restated	Operations	As Reported

Net property and equipment	175,431	(670)	174,761	3,487	178,248
Goodwill	506,592	—	506,592	—	506,592
Other assets	116,403	3,074	119,477	—	119,477

	$2,529,134	$8,220	$2,537,354	$—	$2,537,354

Current liabilities:
Accounts payable	$483,002	$(1,651)	481,351	$—	$481,351
Accrued liabilities	211,162	12,528 (d)	223,690	—	223,690
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	316,674	3,564	320,238	—	320,238
Contract liability adjustments	3,361	—	3,361	—	3,361
Deferred revenue — prebilled	14,772	(3,360)	11,412	—	11,412
Current maturities of long-term debt	4,351	—	4,351	—	4,351
Short-term revolving lines of credit	5,526	—	5,526	—	5,526
Current portion of obligations under capital leases	1,811	—	1,811	—	1,811

Total current liabilities	1,040,659	11,081	1,051,740	—	1,051,740

Long-term revolving line of credit	145,517	—	145,517	—	145,517
Long-term debt, less current maturities	24,584	—	24,584	—	24,584
Obligations under capital leases, less current portion	3,433	—	3,433	—	3,433
Deferred income taxes	18,664	—	18,664	—	18,664
Other liabilities	39,662	2,016	41,678	—	41,678
Minority interest	13,408	—	13,408	—	13,408
Shareholders’ equity:			—
Preferred stock	—	—	—	—	—
Common stock	1,074,106	(1,517)	1,072,589	—	1,072,589
Retained earnings	295,962	(3,360)	292,602	—	292,602
Accumulated other comprehensive loss	(25,363)	—	(25,363)	—	(25,363)
Unearned stock-based compensation	—	—	—	—	—
Treasury stock	(101,498)	—	(101,498)	—	(101,498)

Total shareholders’ equity	1,243,207	(4,877)	1,238,330	—	1,238,330

	$2,529,134	$8,220	$2,537,354	$—	$2,537,354

(a)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable to cost and estimated earnings in excess of billings on uncompleted contracts ($18.2 million) and billings in excess of costs and estimated earnings on uncompleted contracts ($4.3 million).

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Adjustments primarily to more properly classify certain inventory items previously included in other current assets to inventory ($3.0 million) and to more properly reflect inventory paid for by customers in inventory ($9.5 million).

(c)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable ($18.2 million), more properly classify certain litigation accruals to accrued liabilities ($6.0 million), partially offset by correction of an over accrual of costs ($3.0 million) and to more properly classify certain amounts to billings in excess of costs and estimated earnings on uncompleted contracts ($3.3 million).

(d)	Adjustments primarily to more properly classify certain litigation accruals ($6.0 million) and other accruals ($1.8 million) from billings in excess of costs and estimated earnings on uncompleted contracts and to properly record accrued rent expense on lease escalations ($1.9 million).

The following financial statements are included in this report pursuant to Rule 3-09 of Regulation S-X:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying combined balance sheet as of March 31, 2007, of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) LTD. (the Company), and the related combined statement of operations, stockholders’ equity, and cash flows for the period from inception (October 1, 2006) to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) LTD. at March 31, 2007, and the combined results of their operations and their cash flows for the period from inception (October 1, 2006) to March 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, PA
June 21, 2007

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED BALANCE SHEET
March 31, 2007 (Amounts in Thousands)

	Notes

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	1,2,4	$150,962
Receivables, net	1,2,4,9,13	248,575
Related-party receivables	20	348,004
Inventories	1,2,10	361,740
Costs and estimated earnings in excess of billings on uncompleted contracts	1,2	152,325
Prepaid and other current assets	2	42,255
Deferred income taxes	1,2,8	52,633

Total		1,356,494

NONCURRENT ASSETS:
Property, plant and equipment, net	1,2,5,11,17	453,687
Goodwill	1,2,6	2,845,675
Other intangible assets, net	1,2,6	2,086,278
Other noncurrent assets	2,12	840,451

Total		6,226,091

TOTAL		$7,582,585

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	2	$170,952
Billings in excess of costs and estimated earnings on uncompleted contracts	1,2	550,487
Reserves for settlement obligations	1,2,16	26,683
Amounts billed in excess of revenue	2	67,655
Revolving credit facility	2,13	50,000
Other current liabilities	2,4,14	311,658

Total		1,177,435

NONCURRENT LIABILITIES:
Reserves for settlement obligations	2,16	47,336
Reserves for decommissioning matters	2,5	141,632
Benefit obligations	1,2,7	196,525
Deferred income taxes	1,2,8	406,841
Other noncurrent liabilities	2,14	80,660

Total		872,994

MINORITY INTEREST	2	4,440

STOCKHOLDERS’ EQUITY	4,15	5,527,716

TOTAL		$7,582,585

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENT OF OPERATIONS
For the Period from October 1, 2006 to March 31, 2007
(Amounts in Thousands)

	Notes

NET REVENUES	1,3,4	$1,124,119
COST OF GOODS SOLD	1	823,022

GROSS PROFIT		301,097
MARKETING, ADMINISTRATIVE, AND GENERAL EXPENSES	1	233,764
AMORTIZATION OF INTANGIBLES		39,109

INCOME FROM OPERATIONS		28,224
INTEREST AND OTHER EXPENSE, NET	1,4,18,20	(5,226)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN INCOME FROM CONSOLIDATED SUBSIDIARIES		22,998
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES		566

INCOME BEFORE TAXES		22,432
INCOME TAX PROVISION	8	9,863

NET INCOME		$12,569

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from October 1, 2006 to March 31, 2007
(Amounts in Thousands)

				Accumulated
				Other
				Comprehensive
	Notes	Capital Stock	Retained Earnings	(Loss) Income	Total Equity

Invested capital	2,15	$5,400,000	$—	$—	$5,400,000

Comprehensive income (loss):	1
Net income		—	12,569	—	12,569
Unrealized loss on derivatives, net of tax benefit of $570			—	(856)	(856)
Unrealized foreign currency gain on translation adjustment		—		112,573	112,573

Total comprehensive income		—	12,569	111,717	124,286

Adjustment for implementation of SFAS No. 158, net of tax benefit of $2,286		—	—	3,430	3,430

Balance at March 31, 2007		$5,400,000	$12,569	$115,147	$5,527,716

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENT OF CASH FLOWS
For the Period from October 1, 2006 to March 31, 2007
(Amounts in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,065
Deferred income taxes	(4,573)
Gain on sale of property, plant, and equipment	(36)
Minority interest	566
Changes in:
Receivables	62,410
Notes issued to related parties	(348,004)
Inventories	(146,091)
Costs and estimated earnings in excess of billings on uncompleted contracts	(17,207)
Other current assets	35,074
Other noncurrent assets	71,154
Accounts payable and other current liabilities	129,673
Billings in excess of costs and estimated earnings on uncompleted contracts	105,597
Other noncurrent liabilities	(46,255)

Net cash used in operating activities	(76,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	(5,135,502)
Purchases of property, plant, and equipment	(49,311)
Proceeds from sale of property, plant, and equipment	1,480

Net cash used in investing activities	(5,183,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Invested capital	5,400,000

EFFECT OF FOREIGN CURRENCY TRANSLATION	10,353

NET INCREASE IN AND ENDING CASH AND CASH EQUIVALENTS	$150,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$936

Cash paid for income taxes	$135

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The combined financial statements of the Company include the accounts of the holding companies Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK) Ltd. (TNEH-UK) and subsidiaries. On October 16, 2006, Toshiba Corporation acquired BNFL USA Group Inc. and Westinghouse Electric UK Ltd. (collectively, Westinghouse) from BNFL, plc through TNEH-US and TNEH-UK. Toshiba Corporation invested approximately $4.2 billion to acquire 77% ownership and control of the Company. The remaining 23% is held by two strategic partner companies: The Shaw Group Inc. invested approximately $1.1 billion for a 20% interest, while Ishikawajima-Harima Heavy Industries Co., Ltd. (IHI) invested approximately $160 million for a 3% interest. As TNEH-US and TNEH-UK are under common ownership, control, and management, their accounts have been combined. These combined financial statements are for the period from October 1, 2006, the effective date of the transaction, to March 31, 2007. All significant intercompany transactions and balances have been eliminated in combination.

Westinghouse had been owned by BNFL, plc since March 1999, when it was purchased from CBS Corporation. While owned by BNFL, plc, Westinghouse grew by means of several acquisitions, the most significant being its 2000 acquisitions of ABB Handels and Verwaltungs AG’s commercial nuclear power businesses.

The Company serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel, and a wide range of other products and services to the owners and operators of commercial nuclear power plants.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying combined financial statements include the assets and liabilities of the Company as of March 31, 2007, and the results of operations for the period from October 1, 2006 to March 31, 2007. Unless otherwise indicated, all dollar amounts in these combined financial statements and notes thereto are presented in thousands.

SIGNIFICANT ACCOUNTING POLICIES

Use of estimates — The preparation of financial statements in conformity with US generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition — The Company’s products are generally sold based upon purchase orders or contracts with customers that do not include right of return provisions or other significant post-delivery obligations, beyond warranty obligations. Products are manufactured by a standard production process, even if manufactured to customers’ specifications. Revenue is recognized from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured.

Revenue from contracts to provide construction, engineering, design, or similar services is reported on the percentage-of-completion method of accounting, in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. In the case of modifications to the contract, no

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

revenue is recognized until a final executed change order is obtained. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.

Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change orders for scope and pricing, and customer acceptance issues. The reliability of these cost estimates is critical to the Company’s revenue recognition as a significant change in the estimates can cause the Company’s revenue and related margins to change significantly from the amounts estimated in the early stages of a project.

Costs and estimated earnings in excess of billings on uncompleted contracts (an asset) represent costs and estimated profit thereon in excess of related contract billings on contracts in progress at the balance sheet date. Billings in excess of costs and estimated earnings on uncompleted contracts (a liability) represent billings on contracts in excess of related contract costs and estimated profit thereon at the balance sheet date. Billings are generally based on the terms of the contracts and the actual costs incurred at a given point in time.

Goodwill and other intangible assets — Impairment of goodwill and intangible assets with indefinite lives is assessed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires goodwill and intangible assets with indefinite lives to be tested annually for impairment with more frequent tests required if indications of impairment exist. Under SFAS No. 142, impairment of intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is considered to be impaired under SFAS No. 142 if the carrying value of a “reporting unit” exceeds its estimated fair value. The Company conducts its test of goodwill impairment on an annual basis, and on an interim basis as determined necessary in accordance with SFAS No. 142. The Company primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, the Company incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors into its revenue and expense forecasts. Management believes that there was no impairment of goodwill or intangible assets with indefinite lives at March 31, 2007.

Other intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives.

Impairment of long-lived assets and definite-lived intangible assets — The carrying values of long-lived assets, which include property, plant and equipment, and definite life intangibles, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value, and if required, such adjustments would be measured based on discounted cash flows. There was no impairment of long-lived assets or definite-lived intangible assets for the period ended March 31, 2007.

Income taxes — The Company and its subsidiaries file a federal income tax return and other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods.

Translation of foreign currencies — The local currencies of the Company’s foreign operations have been determined to be their functional currencies. Assets and liabilities of foreign operations are translated into US dollars at exchange rates at the balance sheet date. Translation adjustments resulting from fluctuations in

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

exchange rates are included as a separate component of accumulated other comprehensive income. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency, which were not material for all periods presented, are included in the results of operations of the period in which they occur.

Deferred taxes are not provided on translation gains and losses where the Company expects earnings of a foreign operation to be permanently reinvested.

Cash and cash equivalents — For the purposes of the combined financial statements, all highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents may at times exceed federally insured amounts for United States bank accounts.

Receivables — Credit is regularly extended to customers for purchases made in the ordinary course of business based upon management’s assessment of creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. Increases in the allowance are charged to marketing, general, and administrative expenses. Accounts are judged to be delinquent principally based on contractual terms. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the customer.

Inventories — Inventories are stated at the lower of cost determined on a first-in, first-out basis, or market. The elements of cost included in inventories are direct labor, direct material, and certain overhead including depreciation.

Uranium inventory — Uranium inventory is used in the operations of the business. The Company maintains uranium inventory working stock in order to provide inventory to its customers during times of low supply; however, the Company does not routinely enter into transactions to sell uranium. It is the Company’s policy to classify the portion of its uranium working stock that will not be sold or utilized within the next 12 months as a noncurrent asset. Uranium inventory is stated at the lower of cost or market.

Property, plant, and equipment — Property, plant, and equipment (other than construction in progress) are recorded at cost (including decommissioning costs where appropriate) less accumulated depreciation. Construction in progress is stated at cost and is not depreciated until placed in service.

Depreciation is calculated using the historical cost of assets, generally on a straight-line basis, over their assessed useful lives. The estimated lives used for depreciation purposes are:

•	Buildings and improvements — 13 to 55 years

•	Machinery and equipment — 3 to 12 years

Leasehold improvements are amortized over shorter of the lease term or the asset useful life.

Assets held under capital leases are capitalized in the combined balance sheet and are depreciated over their useful lives. Interest expense related to the capital lease obligations is charged to the combined statement of operations over the period of the lease.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When property, plant, and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation and amortization accounts are relieved and any resulting gain or loss is reflected in earnings.

The Company recognizes asset retirement obligations (ARO) in accordance with SFAS No. 143, Accounting For Asset Retirement Obligations, for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset, and Financial

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company. Both SFAS No. 143 and FIN No. 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset.

Settlement obligations — The Company provides for the estimated future costs for the resolution of various uranium supply contract suits, steam generator settlements, and related litigation as more fully described in Note 16. The Company has entered into settlement agreements resolving several of these claims; these agreements generally require the Company to provide cash and/or certain products and services at discounted prices. The Company estimates the future cash payments, discounts, and other costs associated with these matters and has provided for their net present value in the reserves for settlement obligations in the combined balance sheet. The Company reflects changes in estimates to the settlement obligations as events occur and uncertainties are resolved.

Environmental costs — Environmental expenditures that do not extend the service lives of assets or otherwise benefit future years are expensed. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. The Company records liabilities when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Such estimates are adjusted, if necessary, as new remediation requirements are defined or as additional information becomes available.

Segment reporting — SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment, provided aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within the Company’s defined business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of the Company’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 3.

Research and development expenditures — Research and development expenditures on projects not specifically recoverable directly from customers are charged to operations in the year in which incurred. The Company recorded $47,091 of research and development costs in marketing, administrative, and general expenses for the period ended March 31, 2007.

Additionally, under the NuStart consortium arrangement, the Company receives funds for research and development work to be performed. When the work is completed, the funds are released by the consortium and serve to offset research and development expenses. The Company recorded $4,200 of proceeds as a reduction of marketing, administrative, and general expenses for the period ended March 31, 2007.

Shipping and handling costs — The Company expenses shipping and handling costs as incurred. These costs are included in cost of goods sold.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Pensions and post-retirement benefits — The Company provides post-retirement benefits in the form of pensions, defined medical, dental, and life insurance for eligible retirees and dependents for the benefit of the majority of employees.

The contributions to each of the funded pension schemes are based on independent actuarial valuations designed to secure or partially secure the benefits as set out by local country rules. The plans are funded by contributions, partly from the employees and partly from the Company to a separately administered fund. Actuarially calculated costs are charged in the combined statement of operations so as to spread the cost of pensions over the employees’ working lives. The normal cost is attributed to years of employment using a projected unit credit method. Variations in projected net pension liability from the actuarial assumptions, which are identified as a result of actuarial valuations, are amortized over the average expected remaining working lives of employees.

The disclosures for the Company’s Pension Plans as required by SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans are detailed in Note 7.

Derivative instruments — The Company enters into derivative contracts to minimize the risk to profitability from exposure to fluctuations in foreign exchange rates. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and reflected through the results of operations. If the derivative is designated as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Cash inflows and outflows related to derivative instruments are a component of operating cash flows in the accompanying combined statement of cash flows. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

Derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability, or firm commitment (fair value hedge). For all hedge contracts, the Company prepares formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and every three months, the Company formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. The Company documents hedging activity by transaction type and risk management strategy.

The Company determines the fair value using a mark to market model, incorporating real market pricing with probable variables. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the combined statement of stockholders’ equity as accumulated other comprehensive income (loss) until earnings are affected by the hedged transaction. The Company discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge.

Operating leases — Rentals under operating leases are charged on a straight-line basis over the lease term, even if the payments are not made on such a basis.

Newly issued accounting pronouncements — The following new accounting standards have been issued, but have not yet been adopted by the Company, as of March 31, 2007:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For the Company, SFAS No. 157 is effective as of April 1, 2008, and must be applied prospectively except in certain cases. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its combined results of operations, cash flows, and financial position. At March 31, 2007, the carrying amounts of financial instruments approximate the fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. For the Company, SFAS No. 159 is effective as of April 1, 2008, and will have no impact on amounts presented for periods prior to the effective date. The Company is currently evaluating the impact of SFAS No. 159 on its combined results of operations, cash flows, and financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which provides guidance on accounting for income tax positions about which the Company has concluded there is a level of uncertainty with respect to the recognition in the Company’s financial statements. FIN No. 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The Company will implement FIN No. 48 effective April 1, 2007. The implementation is expected to result in a cumulative effect adjustment to beginning retained earnings on the combined statement of stockholders’ equity. As the implementation of FIN No. 48 is in its early stages, the Company does not have an estimated range of the effect. Corresponding entries will impact a variety of balance sheet accounts, including deferred income taxes, accrued taxes, other liabilities, and goodwill. Upon implementation of FIN No. 48, the Company will reflect interest expense related to taxes as interest expense in the combined statement of operations. In addition, subsequent accounting for FIN No. 48 (after April 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions, as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the combined statement of operations, with offsetting impacts to the balance sheet line items described above.

In September 2006, the FASB Staff issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for the Company as of April 1, 2007. The Company does not anticipate the adoption of FSP No. AUG AIR-1 will have any material impact on its combined results of operations, cash flows, or financial position.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. This is effective for the Company beginning April 1, 2007. The Company does not anticipate the adoption of EITF Issue No. 06-3 will have any material impact on its combined results of operations, cash flows, or financial position.

2.	ACQUISITION

On October 16, 2006, the Companies acquired 100% of the stock (the Transaction) of Westinghouse from BNFL, plc for its extensive expertise in nuclear power generation and nuclear fuel and its worldwide market presence (see Note 1 for additional information). For accounting purposes, the effective date of the acquisition was October 1, 2006. The acquisition has been accounted for under the purchase method of accounting, with the total purchase price being allocated to the Company’s identifiable assets acquired and liabilities assumed based on fair values; the estimated fair values of net tangible and identifiable intangible assets were established by an independent appraisal firm as set forth below. The excess of the purchase price over the identifiable tangible and intangible assets was recorded as goodwill and is attributable to the renewed global interest in nuclear energy and the related potential earnings that result from this interest.

Goodwill has not yet been allocated to reporting units as it is not practicable to do so until the final purchase price is determined. The preliminary allocation of the purchase price for property and equipment, intangible assets, and deferred income taxes was based upon valuation data at the date of the transaction, and the estimates and assumptions are subject to change. The Company paid acquisition costs of $2,732 related to the Transaction. The purchase agreement includes a provision which adjusts the purchase price based on activity from March 31, 2005, to the date of the Transaction. The agreed-upon purchase price adjustment will be recorded as an adjustment to goodwill during the allocation period that extends through the second quarter of fiscal 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets, including cash of $267,230	$994,511
Property, plant, and equipment	429,272
Intangible assets	2,099,000
Goodwill	2,801,025
Other noncurrent assets	868,677
Revolving credit facility	(50,000)
Other current liabilities	(905,453)
Noncurrent deferred taxes	(333,561)
Other noncurrent liabilities	(496,870)
Minority interest	(3,869)

Purchase price	$5,402,732

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of the allocation of purchase price to tangible and identifiable intangible assets, other than goodwill, is as follows:

Asset Class	FMV	Life

Property, plant, and equipment:
Land	$17,241	Indefinite
Buildings and improvements	125,943	13-55 years
Machinery and equipment	231,461	3-12 years
Construction in progress	54,627

Total	$429,272
Intangible assets:
Contracted customer relationships	$30,000	5-7 years
Non-contracted customer relationships	208,000	25 years
Developed technology	1,441,000	20-25 years
Brand name	420,000	Indefinite

Total	$2,099,000

3.	BUSINESS SEGMENTS

Reportable segments were identified by the Company’s management based on the service provided or product sold by the segment. The segments mirror the way the Company’s chief operating decision maker regularly reviews operating results, assesses performance, and allocates resources across the Company.

The segments used for management reporting are as follows:

Nuclear Fuel — From uranium concentrate to completed fuel assemblies to spent fuel reprocessing, Nuclear Fuel is a single-source fuel provider for pressurized water reactors, boiling water reactors, Voda-Vodyanoi Energetichesky Reaktors (the Russian version of the the pressurized water reactor), advanced gas-cooled reactors, and Magnox reactors worldwide.

Nuclear Services — Westinghouse Nuclear Services offers products and services to help keep nuclear power plants operating safely and competitively worldwide. Nuclear Services personnel work closely with customers in three key areas: field services, engineering services, and repair and replacement services.

Nuclear Power Plants — Westinghouse Nuclear Power Plants offers new plant designs, licensing, engineering, and component design.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue, operating profit (loss), total assets, and certain other amounts of income and expense consisted of the following by business segment for the period from October 1, 2006 to March 31, 2007:

Revenue:
Nuclear fuel	$417,182
Nuclear services	644,766
Nuclear power plants	63,521
Corporate/eliminations	(1,350)

Total	$1,124,119

Operating profit (loss):
Nuclear fuel	$34,321
Nuclear services	71,912
Nuclear power plants	(15,420)
Corporate center	(62,589)

Total	$28,224

Total assets:
Nuclear fuel	$1,773,003
Nuclear services	465,800
Nuclear power plants	86,984
Corporate center	5,256,798

Total	$7,582,585

Depreciation expense:
Nuclear fuel	$11,637
Nuclear services	9,514
Nuclear power plants	875
Corporate center	7,930

Total	$29,956

Amortization expense for the period from October 1, 2006 to March 31, 2007, was $39,109. All amortization expense associated with acquired definite lived intangibles was allocated to the corporate center.

Revenue by geographical region is determined based on the location of services provided and products sold. Revenue consists of the following by geographical region for the period from October 1, 2006 to March 31, 2007:

United States	$792,944
UK	119,270
Sweden	112,469
Other European countries	91,506
Japan and Far East	6,504
Other	1,426

Total	$1,124,119

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Total assets consist of the following by geographical region at March 31, 2007:

United States	$4,469,130
UK	2,695,552
Sweden	267,098
Other European countries	143,078
Japan and Far East	6,677
Africa	1,050

Total	$7,582,585

4.	DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES, AND CREDIT RISK DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. The Company manages risk related to material foreign exchange exposures through entrance into derivative contracts. The purpose of the Company’s foreign currency risk management activities is to protect them from the risk that the eventual dollar cash flows resulting from the sale and purchase of services and products in foreign currencies will be adversely affected by changes in exchange rates.

Forward foreign exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments and exposures related to assets and liabilities denominated in a foreign currency. These contracts generally have an expiration date of six years or less. Foreign exchange option contracts, which convey the right but not the obligation to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to contingent commitments denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit the Company’s ability to benefit from favorable fluctuations in foreign exchange rates.

The Company has designated some derivative instruments and related transactions as cash flow hedging instruments and hedged transactions for accounting purposes. The Company has also elected not to account for some derivative instruments as hedging instruments for accounting purposes.

The fair value of derivative instruments designated as hedging instruments was $1,980 as of March 31, 2007. The Company included these derivative instruments in other current liabilities in the accompanying combined balance sheet. As of March 31, 2007, the Company had unrealized gains and unrealized losses on derivative instruments designated as cash flow hedging instruments. The Company included a net unrealized loss on these cash flow hedges of $1,426 in other comprehensive income in the accompanying combined balance sheet. No realized gains or losses were recognized during the period ended March 31, 2007. The Company expects $151 of the unrealized net losses on these cash flow hedges to be reclassified into earnings in 2008. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective, and as a result, the amount of unrealized gain or loss associated with those hedges would be reclassified from other comprehensive income into earnings. The Company included the net gain on these cash flow hedges in other income as a gain on foreign exchange translation in the accompanying combined statement of operations. At March 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transactions is thru November 2012.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The fair value of derivative instruments not designated as hedging instruments was $2,790 as of March 31, 2007, and is included in other current liabilities on the accompanying balance sheet. The change in fair value is classified in other income and expense as a gain on foreign exchange transaction in the accompanying combined statement of operations and was $863 for the period ended March 31, 2007.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company’s practice to place its cash equivalents in high quality securities with various investment institutions. The Company derives the majority of its revenue from sales and services, including engineering and construction, to the energy industry. For the period ended March 31, 2007, there were two customers which individually accounted for greater than ten percent of total revenue. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.

There are no significant concentrations of credit risk with any individual counterparty related to the Company’s derivative contracts. The Company selects counterparties based on their profitability, balance sheets, and a capacity for timely payment of financial commitments, which is unlikely to be adversely affected by foreseeable events.

5.	ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, developments and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to the plant and equipment) and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any plant and equipment increases.

Asset retirement obligations at the Company relate primarily to the decommissioning of nuclear power facilities. These obligations address the decommissioning, clean up, and release for acceptable alternate use of such facilities.

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the estimated cash flows. Management uses a combination of internal and external experts to produce detailed reviews of the asset retirement obligation, which occur every five years, except in the US where the US Nuclear Regulatory Commission requires detailed reviews every three years for nuclear material license holders. Net present value calculations are made by escalating current year values by 3.0% per annum to the end of site life to estimate future cash flows required to settle the obligation. The estimated future cash flows are discounted at a risk free, after-tax rate of 5.71%.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Asset Retirement Obligation Liability
Liabilities assumed due to acquisition	$142,500
Liabilities settled	(2,800)
Accretion expense	3,307

Balance, end of period	$143,007

6.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2007, goodwill consisted of the following:

Goodwill acquired (see Note 2)	$2,801,025
Foreign currency translation adjustment	44,650

Balance at March 31, 2007	$2,845,675

Of the above amount of goodwill acquired, only $416,703 will be deductible for income tax purposes.

The carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2007, are as follows:

	Life

Contracted customer relationships	5-7	$30,000
Non-contracted customer relationships	25	208,000
Developed technology	20-25	1,441,000
Brand name	Indefinite	420,000

Total		2,099,000

Accumulated amortization — contracted customer relationships		$2,471
Accumulated amortization — non-contracted customer relationships		4,440
Accumulated amortization — developed technology		32,198

Total accumulated amortization		39,109

Foreign currency effect		26,387

Intangible assets, net		$2,086,278

Amortization expense was $39,109 for the period from October 1, 2006 to March 31, 2007.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The table below shows the expected amortization expense for definite lived intangible assets for the next five years and thereafter as of March 31, 2007. The amortization amounts disclosed below are estimates. Actual amounts may differ from these estimates due to such factors as sales or impairments of intangible assets, additional intangible acquisitions, and other events.

For the year ended March 31,

2008	$78,003
2009	78,003
2010	$78,003
2011	78,003
2012	77,203
Thereafter	1,250,676

Total	$1,639,891

7.	EMPLOYEE BENEFIT PLANS

The Company adopted the disclosure and recognition provisions of SFAS No. 158 during the period ended March 31, 2007. Prior to the adoption of SFAS No. 158, the Company was required to record its pension and other post-retirement benefit liabilities at fair value, as a result of the Transaction. The following table describes the total incremental effect of the adoption of SFAS No. 158 on individual line items in the March 31, 2007, combined balance sheet, including accumulated other comprehensive income. As the Plans had experienced a net gain for the period ended March 31, 2007, the accrued pension and other post-retirement liability has decreased as a result of implementing SFAS No. 158.

	Before Application		After Application
	of SFAS No. 158	Adjustment	of SFAS No. 158

Benefit obligations	$206,556	$(5,716)	$200,840
Deferred tax liability	—	2,286	2,286
Accumulated other comprehensive income	—	3,430	3,430
Total recognized	$206,556	$—	$206,556

PENSION PLANS

The majority of the employees of the Company are covered under separate pension plans sponsored by the Westinghouse Electric Company LLC (US), Westinghouse Electric Belgium SA, Westinghouse Electric Germany GmbH, and Westinghouse Electric Sweden AB. Details of the aforementioned plans can be found in the following tables. Other employees may be part of the Combined Pension Scheme or the BNFL Group Pension Scheme. The Combined Pension Scheme is a multi-employer scheme which provides defined benefits to its members. The BNFL Group Pension Scheme is a funded plan. Both of these plans are accounted for as multi-employer plans in the accompanying financial statements. As a result of the Transaction, the structure of

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

these plans is currently changing, which may result in a different accounting treatment prospectively and also change the final purchase price allocation (see Note 2).

Included in the following table is the net periodic pension costs covering current and former employees of the Company for the period from October 1, 2006 to March 31, 2007:

	Belgium	Germany	Sweden	USA	Total

Service cost	$381	$253		$17,126	$17,760
Interest cost	706	1,110	$1,085	7,986	10,887
Expected return on plan assets	(871)	—	—	(8,924)	(9,795)

Net periodic pension cost	$216	$1,363	$1,085	$16,188	$18,852

The assumptions used to develop the net periodic pension cost and the present value of benefit obligations for the period from October 1, 2006 to March 31, 2007, are shown below. Measurement dates of December 31, 2006, and March 31, 2007, were used for US and non-US plans, respectively.

	Belgium	Germany	Sweden	USA

Discount rate for obligations	4.25%	4.10%	4.00%	5.75%
Discount rate for expense	4.25	4.10	4.00	5.75
Compensation increase rate for obligations	3.50	3.00	N/A	3.50
Compensation increase rate for expense	3.50	3.00	N/A	3.50
Long-term rate of return on plan assets	5.20	N/A	N/A	8.50

Based on the requirements of SFAS No. 87, the Company adjusts the discount rate to reflect current and expected-to-be available interest rates on high-quality, fixed-income investments expected to be available to the Company at the end of each year. The assumed long-term rate of return on plan assets was determined by taking a weighted average of the expected rates of return on the asset classes. The weights are equal to the portion of the portfolio invested in each class.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the aggregate funded status and changes in benefit obligations and plan assets of the defined benefit pension plans and amounts recognized in the balance sheets as of March 31, 2007:

	Belgium	Germany	Sweden	USA	Total

Accumulated Benefit Obligation	$28,594	$55,610	$52,841	$300,792	$437,837

Change in Benefit Obligation
Benefit obligation, beginning of period	$32,398	$51,961	$50,022	$310,173	$444,554
Service cost	381	253	—	17,127	17,761
Interest cost	706	1,110	1,085	7,987	10,888
Employee contributions	139	—	—	2,970	3,109
Actuarial loss (gain)	764	1,733	(13)	1,091	3,575
Foreign currency exchange rate changes	68	2,290	2,246	—	4,604
Benefits paid	(90)	(1,463)	(481)	(1,689)	(3,723)

Benefit obligation, end of period	$34,366	$55,884	$52,859	$337,659	$480,768

Change in Plan Assets
Plan assets at fair value, beginning of period	$30,031	$—	$—	$223,948	$253,979
Actual return on plan assets	2,182	—	—	21,992	24,174
Employee contributions	139	—	—	2,970	3,109
Employer contributions	448	1,463	481	39,535	41,927
Benefits paid from plan assets	(90)	(1,463)	(481)	(1,689)	(3,723)

Plan assets at fair value, end of period	$32,710	$—	$—	$286,756	$319,466

Accrued Cost as Included in the Combined Balance Sheet
Other current liabilities	$—	$2,910	$1,258	$147	$4,315
Noncurrent benefit obligation	1,656	52,974	51,601	50,756	156,987

Net benefit obligation	$1,656	$55,884	$52,859	$50,903	$161,302

Net Actuarial Gain/(Loss) Recognized in Accumulated Other Comprehensive Income	$295	$(4,023)	$(2,714)	$11,976	$5,534

No amounts in accumulated other comprehensive income will be recognized in net periodic pension costs in 2008.

The Westinghouse Pension Trust Investment Committee (Committee) has been appointed to review the investment performance and other matters of the Plans, including development of investment policies and strategies for the Plans.

Asset allocation refers to the strategic, long-term deployment of assets among the major classes of investments such as equity, fixed income, and cash equivalents. The Committee assumes the responsibility for the asset allocation decision. The asset allocation decision reflects the Plan’s return requirements, as well as the Committee’s tolerance for return variability (risk).

Investment goals are designed to provide a broad, general statement of the long-term purpose of the investment program. The assets are invested in long-term strategies and evaluated within the context of a long-term investment horizon. Investments will generally be restricted to marketable securities. Leveraged and high risk derivative strategies will not be employed.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Investment objectives are designed to provide quantitative standards against which to measure and evaluate the progress of the Plans, their major asset class composites, and each individual investment manager. The overall objective for the Trust is to generate a rate of return, net of all fees and expenses, in excess of a policy index that is comprised of a weighted average of the market benchmarks for each asset class. The Committee first established a Policy Index in 2000 and modified the Policy Index at its November 2006 quarterly meeting. The revised Policy Index was implemented effective as of the end of March 2007. The previous and current Policy Indices are as follows:

	Revised Policy
Prior Policy Index Weight	Index Weight	Market Benchmark Index

55%	50%	Wilshire 5000
15	20	MSCI ACWI ex-US
30	30	Lehman Aggregate Bond Index

The market benchmarks for the asset class composites are:

Asset Class	Market Benchmark Index

Domestic Equity	Wilshire 5000
International Equity	MSCI ACWI ex-US
Fixed Income	Lehman Aggregate Bond Index
Cash Equivalents	US Treasury Bills

For the investment managers, specific benchmarks are assigned based on the manager’s investment style and strategy. The manager benchmarks are contained in the manager guidelines which are part of the Committee’s formal Investment Policy document. Asset class and manager objectives are reviewed no less frequently than every three years. Pension plan assets consist of the following at March 31, 2007:

Asset Category	Target	Actual

US equity securities	50%	50%
Non-US equity securities	20	20
Debt securities	30	30

Total	100%	100%

Annual benefit payments for the fiscal years subsequent to March 31, 2007 are estimated as follows:

	Belgium	Germany	Sweden	USA	Total

2008	$3,806	$2,979	$1,283	$3,803	$11,871
2009	5,422	3,208	1,516	7,255	17,401
2010	1,686	3,301	1,735	9,390	16,112
2011	1,510	3,442	2,004	11,946	18,902
2012	2,516	3,616	2,372	14,866	23,370
2013-2017	13,685	18,714	13,604	131,717	177,720

Additionally, the Company anticipates funding its defined benefit pension plans with the following contributions during 2008:

	Belgium	Germany	Sweden	USA	Total

Expected contributions	$190	$2,979	$1,283	$34,996	$39,448

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

OTHER POST-RETIREMENT BENEFITS

The Company also sponsors a post-retirement benefits plan that provides defined medical, dental, and life insurance for eligible retirees and dependents.

Included in the following tables are the net periodic post-retirement benefit costs and funded status of the plans covering current employees. This plan is a continuation of a plan sponsored by CBS Corporation (CBS), formerly known as Viacom, Inc. CBS is currently required to make reimbursements, subject to pre-determined annual total limitations, for the post-retirement plan costs associated with participants retiring subsequent to the date of the sale. The actual reimbursements were $1,588 for the period from October 1, 2006 to March 31, 2007. CBS retained the obligation for post-retirement benefit costs for participants who retired prior to the date of the sale. The net present value of the expected reimbursements from CBS is included as a plan asset in the tables below.

The components of net periodic post-retirement benefit cost for the period from October 1, 2006 to March 31, 2007, were as follows:

Net Periodic Post-Retirement Benefit Cost
Service cost	$1,177
Interest cost	1,918
Expected return on plan assets	(1,120)

Net periodic pension cost	$1,975

The assumptions used to develop the net periodic post-retirement benefit cost and the present value of benefit obligations for the period from October 1, 2006 to March 31, 2007, are shown below. A measurement date of December 31, 2006, was used.

Discount rate for obligations	5.75%
Discount rate for expense	5.75
Health care cost trend rates
Pre-age 65	5.00
Post-age 65	11.00
Compensation increase rate for obligations	3.50
Compensation increase rate for expense	3.50
Long-term rate of return on plan assets	7.25

The health care cost trend rate is assumed to decrease to 5% by 2012 and remain at that level thereafter. The sensitivity to changes in the assumed health care cost trend rates are as follows:

	1% Increase	1% Decrease

Effect on total service and interest costs	$787	$(600)
Effect on post-retirement benefit obligation	7,934	(6,168)

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Net periodic post-retirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. The funded status and amounts recognized in the combined balance sheet as of March 31, 2007, are as follows:

Change in Benefit Obligation
Benefit obligation, beginning of period	$72,315
Service cost	1,177
Interest cost	1,918
Actuarial gain	(205)
Benefits paid	(2,733)

Benefit obligation, end of period	$72,472

Change in Plan Assets
Plan assets at fair value, beginning of period	$32,545
Actual return on plan assets	1,092
Employer contributions	2,030
Benefits paid from plan assets	(2,733)

Plan assets at fair value, end of period	$32,934

Accrued Cost as Included in the Combined Balance Sheet
Noncurrent benefit obligations	$39,538

Net Actuarial Gain Recognized in Accumulated Other Comprehensive Income	$182

Annual benefit payments for the fiscal years subsequent to March 31, 2007, are estimated as follows:

2008	$3,011
2009	3,654
2010	4,047
2011	4,402
2012	4,479
2013-2017	24,267

SAVINGS PLAN

The Company also provides a defined contribution plan to employees. Employees may contribute from 2% to 20% of their compensation on a pre-tax or post-tax basis. The Company matches 50% of the first 6% of an employee’s compensation contribution. The Company contributed approximately $5,488 to the defined contribution plan during the period from October 1, 2006 to March 31, 2007.

8.	INCOME TAXES

The Company files a U.S. consolidated income tax return and separate company returns in foreign jurisdictions. Income tax expense is computed on a separate return basis.

Income taxes are not recorded on the undistributed earnings of foreign subsidiaries that have been or are intended to be reinvested indefinitely. Upon distribution, those earnings may be subject to UK income taxes and withholding taxes payable to various foreign countries. A determination of the amount of unrecognized

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practical. Also, the Company presently cannot estimate the amount of unrecognized withholding taxes that may result.

For the period from October 1, 2006 to March 31, 2007, the income tax expense (benefit) consists of the following:

Current income taxes
Federal	$1,327
State	(404)
Foreign	13,513

Total current income taxes	14,436

Deferred income taxes
Federal	712
State	250
Foreign	(5,535)

Total deferred income taxes	(4,573)

Total income tax provision presented in consolidated statement of operations	$9,863

Income before income taxes for the period from October 1, 2006 to March 31, 2007, is comprised of the following:

Domestic income	$3,360
Foreign income	19,638

Income before income taxes	$22,998

The actual income tax expense (benefit) of continuing operations differs from the amount computed by applying the statutory federal tax rate of 35%. A reconciliation of income tax expense at the US Federal Statutory Tax Rate to the actual tax expense from continuing operations for the period from October 1, 2006 to March 31, 2007, is as follows:

Income tax expense, computed at the statutory rate of 35%	$8,049
State income tax, net of federal income tax effect	(100)
Tax differential on foreign earnings	2,495
Nondeductible expenses	(581)

Total income tax expense	$9,863

Effective tax rate	42.9%

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Net deferred tax asset (liability) components at March 31, 2007:

Net operating loss carryforwards	$350,647
Goodwill and intangibles	(498,176)
Fixed assets	(352,943)
Decommissioning	48,980
Compensation and benefits	32,624
Deferred revenue and contract reserves	24,918
Interest	10,028
Product warranty	15,110
General legal liability	10,670
Inventory	6,896
Restructuring	2,383
Other financial reserves	1,378
Other	10,094
Valuation allowance	(16,817)

Total net deferred income tax liabilities	$(354,208)

The above amounts have been classified in the combined balance sheet as follows:

Current deferred tax assets	$84,041
Current deferred tax liabilities	(31,408)

Net current deferred tax asset	52,633

Noncurrent deferred tax assets, net of a valuation of $16,817 at March 31, 2007	510,467
Noncurrent deferred tax liabilities	(917,308)

Net noncurrent deferred tax liabilities	(406,841)

Total net deferred income tax liabilities	$(354,208)

As of March 31, 2007, the Company has federal and state net operating loss carryforwards of approximately $827.8 million; these carryforwards expire at various times through 2026. During the period ended March 31, 2007, the Company utilized approximately $66.4 million of federal and state net operating loss carryforwards. The Company experienced an ownership change as a result of the Transaction, causing a limitation on the annual use of the net operating loss carryforwards. Any unused limitation can be carried forward to subsequent years. The annual limitation significantly exceeds the amount utilized in the current period. No valuation allowance has been recorded for domestic net operating loss carryforwards. As of March 31, 2007, the Company has net operating loss carryforwards of approximately $45.7 million relating to foreign income taxes of which $7.4 million expire at various times during the next five years, while the remaining net operating loss carryforwards do not expire.

Valuation allowances have been established for certain foreign net operating loss carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Subsequent recognition of tax benefits related to valuation allowances will be allocated as a reduction to goodwill. The net change in the total valuation allowance of $1.3 million is included in “Tax differential on foreign earnings” line of the statutory rate reconciliation.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

9.	CUSTOMER RECEIVABLES

At March 31, 2007, receivables, net consist of the following:

Customer receivables	$249,282
Less allowance for doubtful accounts	707

Customer receivables, net	$248,575

Collection of customer receivables generally occurs within 90 days from billing; billing generally occurs according to terms provided in contractual agreements.

10.	INVENTORIES

At March 31, 2007, inventories consist of the following:

Raw materials and consumables	$61,957
Work in process	90,959
Finished goods	100,092
Engineering inventory	19,519
Uranium inventory	107,399

Gross inventories	379,926
Reserves for inactive and obsolete stock	(18,186)

Inventories	$361,740

Inventories other than those related to long-term contracts are generally sold within one year.

11.	PROPERTY, PLANT, AND EQUIPMENT

At March 31, 2007, property, plant, and equipment consist of the following:

Land	$17,864
Buildings and improvements	127,932
Machinery and equipment	261,072
Construction in progress	76,138

Total	483,006
Less accumulated depreciation	29,319

Property, plant, and equipment, net	$453,687

Depreciation expense for the period from October 1, 2006 to March 31, 2007, has been classified in the combined statement of operations as follows:

Cost of goods sold	$17,893
Marketing, administrative, and general	12,063

Total	$29,956

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

12.	OTHER NONCURRENT ASSETS

At March 31, 2007, other noncurrent assets consist of the following:

Uranium working stock	$833,556
Other	6,895

Other noncurrent assets	$840,451

During the period ended March 31, 2007, the Company had no sales of uranium.

13.	DEBT AND CREDIT FACILITIES

Revolving credit facility — In October 2006, the Company entered into a three-year revolving credit facility in the amount of $600,000, all of which is available for the issuance of letters of credit inclusive of $150,000, which may be issued in alternative currencies (non-US dollar). The credit facility includes an accordion feature which, under specific circumstances, allows the Company to increase the facility by $200,000 to $800,000. Individual borrowings under the agreement are limited to maturities of 6 months, unless consent is given by the lenders for borrowings of up to 12 months. Individual borrowings mature for the purpose of being replaced with new borrowings at the prevailing market rates. Borrowings and letters of credit are not callable and the facility is not cancelable unless there is an event of default. There were no events of default as of March 31, 2007. The facility is guaranteed by Toshiba Corporation, and interest rates paid under the facility are tied to the credit rating of Toshiba Corporation. Depending on the Toshiba Corporation credit rating, interest rates are LIBOR plus 0.25% to 0.75% and fees for capacity range from 0.06% to 0.175%. There is also an option to borrow on shorter notice at the current prime rate. There were no outstanding borrowings under this facility at March 31, 2007; however, approximately $518,000 was being used for stand-by letters of credit. As current standby letters of credit expire, the Company expects to replace them with new letters of credit under the facility. The revolving credit facility expires in October 2009.

Accounts receivable securitization program — On March 21, 2002, the Company entered into an agreement with a financial institution whereby the Company securitizes on a continuous basis an undivided interest in a specific pool of the Company’s domestic trade accounts receivable. Pursuant to this agreement, Westinghouse Electric Company LLC and one of its domestic subsidiaries sell their domestic accounts receivable to WEC Receivables Company LLC (WEC-RC), a wholly owned special- purpose subsidiary formed for this transaction. The Company discounts the Company’s trade accounts receivables by 2% from their face values when they are sold to WEC-RC, to reflect estimated interest cost and credit risk. WEC-RC in turn pledges an undivided interest in such accounts receivable to the financial institution as collateral for revolving loans. The proceeds of these loans are then made available to the Company. WEC-RC is a separate legal entity, and its assets are available first and foremost to satisfy the claims of its creditors. Loans to WEC-RC under this agreement are limited to $50,000 at any one time outstanding. The financial institution charges the Company an interest rate equal to the commercial paper market rate plus a spread, which is calculated on the size of its facility under this agreement.

As of March 31, 2007, WEC-RC held title to approximately $108,000 of trade customer receivables and there was $50,000 in revolving debt outstanding. The customer receivables and debt are recorded in the combined balance sheet as of March 31, 2007. The accounts receivable securitization program expires in March 2008; therefore, the entire amount of outstanding borrowings as of March 31, 2007, is classified as a current liability on the combined balance sheet.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

14.	OTHER CURRENT AND NONCURRENT LIABILITIES

At March 31, 2007, other current and noncurrent liabilities consist of the following:

Contract reserves	$54,551
Vacation liability	56,937
Accrued product warranty	24,489
Accrued payroll and other employee compensation	41,255
Accrued income and other taxes	35,323
Reserve for restructured operations	5,801
Obligations under capital leases	483
Reserve for decommissioning matters	1,375
Benefit obligation	4,315
Accrued royalties and commissions	9,652
Environmental liabilities	4,466
Accrued medical insurance claims	7,400
Contractually obligated liabilities	35,019
Other	30,592

Other current liabilities	$311,658

Accrued product warranty	$17,204
Obligations under capital leases	2,667
Reserve for legal liability	25,991
Environmental liabilities	9,383
Unfavorable lease reserve	9,874
Accrued severance	1,499
Reserve for contract losses	4,731
Other	9,311

Other noncurrent liabilities	$80,660

15.	STOCKHOLDERS’ EQUITY

Toshiba Nuclear Energy Holdings US Inc.’s capital structure consists of 4,400 authorized shares of common stock with a par value of $.01 of which 2,156 are Class A shares and 2,244 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A Stock has dividend preference over Class B Stock with regard to dividend distribution timing. There were 1,960 shares of Class A stock and 2,040 shares of Class B stock issued and outstanding at March 31, 2007, for $1,960,000 and $2,040,000, respectively.

Toshiba Nuclear Energy Holdings UK Inc.’s capital structure consists of 1,550 authorized shares of common stock with a par value of one British Sterling Pound of which 760 are Class A shares and 790 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A Stock has dividend preference over Class B Stock with regard to dividend distribution timing. There were 686 shares of Class A stock and 714 shares of Class B stock issued and outstanding at March 31, 2007, for $686,000 and $714,000, respectively.

Toshiba Corporation, Shaw Group, Inc. and IHI executed shareholders agreements for TNEH-US and TNEH-UK that contain call options. For the stocks of both TNEH-US and TNEH-UK, call prices are at fair

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

market value, to be determined by the parties. Call rights are triggered by an event of insolvency of one shareholder, in which case the shares of the insolvent shareholder may be called, or a change in control event, in which case the shares of one shareholder are transferred or acquired by a competitor of the Company or any other person to whom the Company has not consented.

16.	COMMITMENTS AND CONTINGENCIES

Settlement Obligations — In the late 1970s, the Company provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The Company also has been defending various claims brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Company as components of nuclear steam supply systems.

Settlement agreements have been entered resolving certain other litigation claims which generally require the Company to provide cash and/or certain products and services at prices discounted at varying rates, and the Company has provided for the estimated future financial effects.

The reserve balance at March 31, 2007, reflects the net present value to satisfy the estimated obligations under the existing settlement agreements, the tolling agreements, and any related external costs of defending litigation. The future obligations require providing discounts on products and services or cash payments through 2017. Variances from estimates were considered by management in determining the estimated fair value of this obligation during the purchase price allocation.

Settlement obligations, which are fulfilled over an extended period of time and are reasonably fixed and determinable in amount and timing of payment, are recorded at their estimated net present values. Imputed interest on the reserve for the period ended March 31, 2007, was $5,710. The reserve balance as of March 31, 2007, of approximately $74,000 in the combined balance sheet is discounted from estimated gross liabilities of approximately $90,000.

Under the terms of the 2000 ABB Handels (ABB) Nuclear Purchase Agreement, ABB provided the Company certain indemnities relative to clean up costs at the Hematite, MO fuel facility. The indemnities provided an overall cap of $41,250 for costs classified as legacy liabilities and $71,250 for decommissioning and decontamination costs. As of March 31, 2007, the Company had a reserve of $26,600, included in reserves for decommissioning matters on the combined balance sheet, to cover future expenditures. Management believes that the current recorded reserve is appropriate based upon current project estimates and existing indemnification clauses.

Warranties — The Company provides warranty policies on its products and contracts for specific periods of time. Warranties vary depending upon the nature of the product or contract and other factors. The liability for warranties is based upon future product performance and durability and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the provision for those warranties for the period ended March 31, 2007, are as follows:

Liabilities assumed due to acquisition	$44,258
Liabilities settled	(7,839)
Additional liabilities accrued	5,138
Foreign currency translation effect	136

Balance, end of period	$41,693

General — The Company is involved in various other litigation matters in the ordinary course of business. Reserves are included in the combined balance sheet for issues when a negative outcome is probable and the amount is reasonably estimable. In the opinion of management, the ultimate resolution of such matters will

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

not result in judgments which, in the aggregate, would materially affect the Company’s financial position or results of operations. The Company is currently involved in a legal matter with potential exposure of $49.0 million. The Company has recorded $25.0 million in the accompanying combined balance sheet which is believed to be the best estimate of the exposure.

Environmental Matters — Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Company. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; the availability of waste disposal capacity; and the identification of new sites. The Company has, however, recognized an estimated liability of $13,849, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Operating expenses that are recurring and associated with managing hazardous waste and pollutants in ongoing operations totaled $1,071 for the period ended March 31, 2007.

Management believes that the Company has adequately provided for its present environmental obligations and that complying with existing governmental regulations will not materially impact the Company’s financial position, liquidity, or results of operations.

Commitment — In the ordinary course of business, surety bonds are issued on behalf of the Company. As of March 31, 2007, the Company had $69,291 under surety bond obligations.

17.	LEASES

The Company has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Certain of these leases contain renewal options. Rental expense for the period ended March 31, 2007, was $6,720. The Company leased a facility used in the Nuclear Services business segment under a capital lease. The facility is used for the purpose of supplying nuclear engineering and services for commercial nuclear reactors and for related warehouse and office activities. The facility is included with buildings and improvements under property, plant, and equipment on the combined balance sheet. Subsequent to March 31, 2007, the Company exercised its bargain purchase price and acquired the facility.

Minimum lease payments under the Company’s operating leases as of March 31, 2007, are presented in the table below:

For the period ended March 31,
2008	$18,428
2009	15,922
2010	12,788
2011	16,286
2012	4,312
Thereafter	7,152

Minimum lease payments	$74,888

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The following is a summary of asset balances and accumulated amortization for assets under the capital lease as of March 31, 2007:

Unamortized asset balance	$4,113
Accumulated amortization	166

Net asset balance	$3,947

Amortization of assets under capital lease is included in depreciation expense in the combined statement of operations.

18.	OTHER INCOME AND EXPENSES

The components of interest and other expense income, net for the period from October 1, 2006 to March 31, 2007, are as follows:

Interest expense	$(12,138)
Interest income	7,691
Gain on foreign currency transactions, net	773
Other	(1,552)

Total	$(5,226)

19.	RESTRUCTURING MATTERS

In recent years, the Company has restructured many of its businesses in an effort to reduce its cost structure and remain competitive in its markets. Restructuring activities primarily involve the separation of employees, the closing of facilities, the termination of leases, and the exiting of product lines. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and that provide no future benefit to the Company.

Generally, separated employees receive benefits such as layoff income benefits, permanent job separation benefits, and retraining and/or outplacement assistance, subject to certain involuntary separation plans. Based on the Company’s current estimates, summarized below are the restructuring charges to operations for the period ended March 31, 2007. During the period ended March 31, 2007, the Company did not record any restructuring charges in the combined statement of operations.

Reconciliation of Restructuring Obligation

Liabilities assumed due to acquisition	$7,556
Liabilities settled	(1,755)

Balance, end of period	$5,801

20.	RELATED-PARTY TRANSACTIONS

At March 31, 2007, the Company had five loans receivable due from Toshiba International Finance (UK) plc. Westinghouse had three loans totaling $196,303 with a weighted-average interest rate of 5.06% and interest receivable of $136 at March 31, 2007. TNEH-UK had a loan of $22,480 with an interest rate of 5.37% and interest receivable of $16 at March 31, 2007. TNEH-US had a loan of $15,400 had an interest rate of 5.33% and interest receivable of $11 at March 31, 2007. All loans and related interest due from Toshiba International Finance (UK) plc were paid in full on April 5, 2007.

Also at March 31, 2007, the Company had two loans receivable totaling $113,821 due from Toshiba America Capital Corporation. The loans had weighted-average interest rate of 5.28% and interest receivable of $27 at March 31, 2007. The loan and related interest was paid in full on April 5, 2007.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Previous Independent Registered Public Accounting Firm

As previously reported in our Current Report on Form 8-K filed on February 12, 2007, Ernst & Young LLP (“E&Y”) notified certain members of our management and the Audit Committee of our Board of Directors on February 7, 2007 of its decision to resign as the our independent registered public accounting firm effective upon the filing of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2007. On February 9, 2007, the Audit Committee of our Board of Directors approved E&Y’s resignation. As further reported in our Current Report on Form 8-K filed on April 5, 2007, we agreed with E&Y that it would conclude its services and engagement and that its resignation would become effective as of April 2, 2007.

The reports of E&Y on our financial statements for the fiscal years ended August 31, 2006, and August 31, 2005, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended August 31, 2006 and August 31, 2005, and through the date hereof, there were no disagreements between us and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused E&Y to make a reference to the matter in its reports on our financial statements for those years.

During the fiscal years ended August 31, 2006 and August 31, 2005, and through the date hereof, there were no “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S—K), except for the material weaknesses in our internal controls over financial reporting as of August 31, 2006, described in our 2006 Annual Report as follows:

•	E&C Segment Control Environment Deficiency — A material weakness arising from the internal control over financial reporting within our E&C segment that resulted from a lack of emphasis on our internal controls and procedures and from inadequate communication of project concerns on a timely basis.

•	E&C Segment Project Reporting Deficiency — A material weakness resulting from the insufficient design of policies and procedures to ensure reasonable estimates are maintained and reported on contracts within our E&C segment with total revenues of less than $50 million.

•	Complex Accounting Matters and Insufficient Accounting Resources Deficiency — A material weakness resulting from insufficient accounting resources to properly analyze, record and disclose accounting matters.

•	Accounting for Stock Options Deficiency — A material weakness resulting from the misapplication of GAAP relating to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Shaw restated its consolidated financial statements for the years ended August 31, 2001, through 2005 to record non-cash, stock-based compensation expense related to this stock option grant;

•	Revenue Recognition Deficiency — A material weakness resulting from the recognition of revenue on one contract accounted for under the percentage-of-completion method due to a clerical error in the computation. . Shaw’s condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006, were restated to correct this error; and

•	Application of FIN 46(R) Deficiency — A material weakness resulting from the misapplication of GAAP relating to consolidation accounting under FIN 46(R) for a minority interest in one variable interest entity for which we are the primary beneficiary. Shaw’s condensed consolidated financial statements for the three-month and six-month periods ended February 28, 2006, were restated to correct this error.

E&Y has furnished a letter to us addressed to the SEC, which we have filed as Exhibit 16.1 to our Current Report on Form 8-K filed on April 11, 2007, stating that it agrees with the foregoing statements.

New Independent Registered Public Accounting Firm

On March 19, 2007, the Audit Committee of our Board of Directors engaged KPMG LLP (KPMG) to serve as our independent registered public accounting firm for the fiscal year ending August 31, 2007 and to perform procedures related to the financial statements included in our Quarterly Reports on Form 10-Q, as amended, which commenced with and included the quarter ended November 30, 2006.

During our two most recent fiscal years ended August 31, 2006 and August 31, 2005 and during any subsequent interim period prior to the date of the engagement of KPMG as our independent registered public accounting firm, neither we nor anyone acting on our behalf consulted with KPMG regarding (1) either: (a) the application of accounting principles to a specific transaction, either completed or proposed; or (b) the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that KPMG concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

a)	Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2007 because of the material weaknesses discussed below.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed of the effectiveness as of August 31, 2007 of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included an assessment of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. During this evaluation, management identified material weaknesses in our internal control over financial reporting, as described below. Management has concluded that as a result of these material weaknesses, our internal control over financial reporting was not effective as of August 31, 2007 based upon the criteria issued by COSO.

Identification of Material Weaknesses

As part of our annual evaluation of the effectiveness of our internal controls over financial reporting described above, we considered the restatements that have occurred during the year and the resulting delays in our periodic filings. As a result of these factors, we have concluded that the following material weaknesses in internal control over financial reporting existed as of August 31, 2007:

1.	Control Environment over Financial Reporting

We did not maintain an adequate control environment over financial reporting. Specifically, the following deficiencies were identified as of August 31, 2007:

•	We lacked adequate training programs and job descriptions to clearly communicate management’s and employees’ roles and responsibilities in our internal control over financial reporting;

•	We lacked formal or consistent policies and procedures and an effective assignment of authority and responsibility for the initiation and processing of transactions in key areas of our internal control over financial reporting; and

•	We lacked a sufficient number of accounting, tax, and finance professionals to perform supervisory reviews and monitoring activities over financial reporting matters and controls.

These deficiencies were a contributing factor in the development of the Complex and Non-Routine Accounting Matters and Period-End Financial Reporting Process material weaknesses described below.

2.	Complex or Non-Routine Accounting Matters

We lacked sufficient expertise and/or resources within our organization to accomplish effective evaluation of the financial reporting for complex or non-routine accounting matters, such as application of FIN 46(R), stock compensation, and self-insurance accruals.

3.	Period-End Financial Reporting Process

We did not maintain effective controls over our period-end reporting process. Specifically, the following deficiencies were identified as of August 31, 2007:

•	We lacked sufficient policies and procedures to ensure journal entries, both recurring and non-recurring, are accompanied by sufficient supporting documentation and are adequately reviewed and approved for validity, completeness and accuracy prior to being recorded;

•	We lacked sufficient policies and procedures to ensure account reconciliations were properly and timely prepared with adequate supporting documentation and were reviewed for completeness, accuracy and timely resolution of reconciling items;

•	We lacked sufficient policies and procedures for our period-end reporting to capture and accrue costs incurred but not yet invoiced by third party suppliers and contractors; and

•	We lacked sufficient policies and procedures to ensure the completeness, accuracy, and timeliness of the recording of financial results of certain of our joint ventures.

The aforementioned material weaknesses contributed to the restatements of our annual and interim financial statements. Additionally, the material weaknesses result in a reasonable possibility that material misstatements of our interim or annual financial statements would not be prevented or detected on a timely basis by our internal control over financial reporting. In addition, we identified the following material weaknesses in internal control over financial reporting in our Quarterly Report on Form 10-Q/A for the period ended November 30, 2006, which remain in effect as of August 31, 2007:

4. E&C Segment Control Environment Deficiency — We lacked an emphasis on our internal controls and procedures resulting in inadequate communication of project concerns on a timely basis for consideration and evaluation in financial reporting.

5. E&C Segment Project Reporting Deficiency — We lacked sufficient policies and procedures to ensure reasonable contract estimates are maintained and reported on contracts with total revenues of less than $50 million.

These E&C Segment material weaknesses contributed to the previous restatement of our interim consolidated financial statements included in our Quarterly Report on Form 10-Q/A for the period ended November 30, 2006, which was filed on September 28, 2007.

KPMG LLP, our independent registered public accounting firm that audited our 2007 consolidated financial statements included in this 2007 Annual Report on Form 10-K, has issued an auditors’ report on our internal control over financial reporting.

c)	Remediation of Material Weaknesses in Process

In response to the material weaknesses identified above, we have dedicated, and continue to dedicate, significant resources to improve our control environment and to remedy our material weaknesses. Our efforts include the following:

1. As part of our planned remedial measures related to the Control Environment for Financial Reporting, we have hired and will continue to hire additional experienced supervisory and staff accounting professionals to provide resources for analyzing and properly recording the results of our operations in our financial statements, including the corresponding disclosures. We will continue to develop and implement robust accounting policies and procedures to ensure that accounting transactions are compliant with GAAP and that appropriate and timely reviews are completed. We will continue to address staffing needs to support our growing business. We will ensure that additional training and development programs continue to be implemented.

2. As part of our planned remedial measures related to Complex or Non-Routine Accounting Matters, we have engaged and will continue to engage external accounting experts to assist us in researching and reviewing the accounting for certain complex transactions. As we continue to hire additional experienced supervisory and staff accounting professionals, we expect to develop increased internal capability to support the accounting for these activities. As part of our planned remedial measures related to FIN 46(R), we initiated additional controls and we will continue to employ an appropriately trained and qualified internal subject matter expert who is responsible for assessing the accounting treatment of current and future investments in entities that are less than 100% owned.

3. As part of our planned remedial measures related to the Period-End Financial Reporting Process, we will implement improved controls over the review of journal entries and balance sheet reconciliations. We will also improve our accrual processes and the timely review of the booking of contract costs. In addition to the actions taken to date with respect to FIN 46(R), we will continue to review our joint venture governance policies and, as appropriate, modify and enhance their effectiveness. These controls include formally communicating the results of operations and financial positions of entities that are less than 100% owned to personnel with an in-depth knowledge of the operations of the entity, senior executive officers, as well as financial accounting personnel. The continued introduction of company-wide accounting policies, procedures and self-assessment activities will ensure consistency and completeness of these remedial measures.

4. As part of our planned remedial measures related to the E&C Segment Control Environment Deficiency, we have replaced the segment’s senior executive and other members of the segment’s management, hired additional outside resources and re-emphasized the foundation and framework for our internal controls and procedures. While we have taken the actions we believe are required to mitigate this material weakness, an insufficient amount of time has passed to ensure the actions implemented are operating as intended. We will continue to improve our control environment and encourage and reward more timely and open communication of project concerns to ensure they are addressed appropriately and disclosed accurately.

5. As part of our planned remedial measures related to the E&C Segment Project Reporting Deficiency, we are enhancing our policies and procedures to establish controls over gathering and reporting revenue and cost estimates. While we have implemented changes to the processes in our E&C segment that we believe are required to mitigate this material weakness, an insufficient amount of time has passed to ensure the actions implemented are operating as intended. We will continue to improve our controls to provide a more disciplined, objective and rigorous process directed to establishing and maintaining realistic cost estimates on these projects.

In light of the material weaknesses described above, we performed additional procedures that were designed to provide management with reasonable assurance regarding the reliability of: (i) our financial reporting; and (ii) the preparation of the consolidated financial statements contained in this Form 10-K. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

d)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts described above and remediation efforts for the following two material weaknesses previously identified and remediated at August 31, 2007:

•	Accounting for Stock Options Deficiency — this material weakness resulted from the misapplication of GAAP relating to recording compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Our procedures now include recording stock options at the appropriate grant date.

•	Revenue Recognition Deficiency — this material weakness resulted from a clerical error in the computation of the revenue recognized on one contract accounted for under the percentage-of-completion method. Our remedial measures included: (1) implementation of a standardized template for revenue recognition for contracts accounted for under the percentage-of-completion method where practical; (2) performing comprehensive reviews when the template is not used; and (3) training for the personnel who perform and review the revenue recognition calculations.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

J. M. Bernhard, Jr., age 53, our founder, has been our Chief Executive Officer and a director since our inception in August 1987. Mr. Bernhard served as our President from our inception until September 2003, and was recently re-elected as President in November 2006. He has been Chairman of our Board of Directors since August 1990. Mr. Bernhard has spent over 22 years in the pipe fabrication business.

James F. Barker, age 60, has served as a director since January 2004. Mr. Barker has served as president of Clemson University since October 1999. He earned his bachelor of architecture degree from Clemson in 1970 and his master of architecture and urban design degree from Washington University in St. Louis in 1973. Before returning to Clemson in 1986 to serve as dean of the College of Architecture, he was dean of the School of Architecture at Mississippi State University.

Thos. E. Capps, age 71, was appointed to a newly created ninth director position by our Board on July 2, 2007. Mr. Capps is the retired Chairman of the Board of Directors, President and Chief Executive Officer of Dominion Resources, Inc. (NYSE: D), a power and energy company that supplies electricity, natural gas and other energy sources and operates generation facilities where he served from 1984 to 2007. Mr. Capps is a member of the board of visitors of the College of William & Mary; the board of trustees of the University of Richmond; the board of trustees of the Virginia Foundation for Independent Colleges, and the boards of directors of Amerigroup Corp. of Virginia Beach, a managed-health care company, and Associated Electric & Gas Insurance Services Ltd. which operates as a non-assessable mutual insurance company in the United States offering insurance and risk management products and services to the utility and related energy industry.

L. Lane Grigsby, age 66, has served as a director since January 1995. Mr. Grigsby is Chairman of the Board of Directors of Cajun Industries, Inc., a Louisiana construction firm, for which he also served as President and Chief Executive Officer from April 1973 until June 1994. He has over 35 years of experience in the industrial construction industry. He also serves as an officer and director for several industry and charitable organizations, including the Associated Builders and Contractors and the Louisiana Association of Business and Industry.

Daniel A. Hoffler, age 59, has served as a director since January 2006. Mr. Hoffler is the Chairman of the Board of Directors of Armada Hoffler, a premier commercial real estate development and construction organization located in Virginia, which he founded over 25 years ago. Before founding Armada Hoffler, Mr. Hoffler was employed as Vice President of Marketing for Eastern International, Inc., a commercial real estate development and construction company specializing in construction of warehouse and office buildings. Prior to that, Mr. Hoffler was employed as a Regional Manager for Dun and Bradstreet. From 1992 through 1996, Mr. Hoffler served on the University of Virginia Board of Visitors. In 1987, he was chosen as the Outstanding Citizen of Hampton Roads, Virginia. In 1986, Mr. Hoffler was appointed to a five-year term to the Virginia Governor’s Advisory Board for Industrial Development for the Commonwealth of Virginia.

David W. Hoyle, age 68, has served as a director since January 1995. For the past 25 years, he has been self-employed, primarily as a real estate developer. He has been a Senator in the North Carolina General Assembly since 1992. Senator Hoyle is the Chairman of the Board of Directors of Citizens South Banking Corporation, a bank holding company, and is Chairman of the Board of Directors of its wholly-owned subsidiary, Citizens South Bank. Senator Hoyle also serves as a director of several private corporations as well as of several civic, educational and charitable organizations.

Michael J. Mancuso, age 65, has served as a director since August 17, 2006, when our Board appointed him to serve in a newly created director position. Mr. Mancuso recently retired from General Dynamics Corporation, a market leader in mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems and business aviation where he was employed since 1993, serving as Senior Vice President and Chief Financial Officer since 1994, and as a director since 1997. Mr. Mancuso also serves on the board of directors for SPX Corporation (NYSE: SPW), a publicly-held industrial manufacturer headquartered in Charlotte, North Carolina, and LSI Corporation (NYSE: LSI), a publicly-held leading provider of silicon, systems and software technologies headquartered in Milpitas, California.

Albert D. McAlister, age 56, has served as a director since April 1990. Since 1975, Mr. McAlister has been a partner in the law firm of McAlister & McAlister, P.A. in Laurens, South Carolina.

Charles E. Roemer, III, age 64, has served as a director since January 2003. Governor Roemer served as Governor of the State of Louisiana from 1988 to 1992. In 1980, Governor Roemer was elected to the United States Congress to represent the 4th Congressional District of Louisiana, and served in that position for seven years. Governor Roemer co-founded and served as the President and Chief Executive Officer of The Business Bank, a community bank, until its sale in December 2004. Governor Roemer presently serves as the President and Chief Executive Officer of Business First Bank, a community bank with a business focus, and Chairman of CRSA, a Memphis, Tennessee based senior housing consultant and developer. In 1999, Governor Roemer co-founded each of FG Group, L.L.C., a trading company between enterprises in the Far East and the United States, and Bio-Prep, which specializes in the design and direct sale of information packages and protective kits for protection of individuals against bio-terrorist attacks. In 1998, he formed Roemer Development, a company designing, building and operating continuous care retirement communities in not-for-profit association with colleges and universities.

Executive Officers

The following table provides information with respect to our current executive officers. Each executive officer has been elected to serve until his successor is duly appointed or elected by the Board of Directors or his earlier removal or resignation from office.

Name	Age	Position

J.M. Bernhard, Jr.	53	Chairman of the Board of Directors, President and Chief Executive Officer
David P. Barry	56	President of the Nuclear Division of the Power Group
Robert L. Belk	58	Executive Vice President
David L. Chapman, Sr.	61	President of the Fabrication & Manufacturing (F&M) Group
Brian K. Ferraioli	52	Executive Vice President and Chief Financial Officer
Richard F. Gill	64	Executive Vice President, Chairman of the Executive Committee and President of the Power Group
R. Monty Glover	53	President of the Fossil Division of the Power Group
Gary P. Graphia	45	Executive Vice President, Corporate Development and Strategy
D. Ron McCall	59	President of the Maintenance Group
Ronald W. Oakley	57	President of the Environmental & Infrastructure (E&I) Group
Lou Pucher	64	President of the Energy & Chemicals (E&C) Group
Clifton S. Rankin	39	Corporate Secretary and General Counsel
Dirk J. Wild	40	Vice President and Chief Accounting Officer

J.M. Bernhard, Jr. — For biographical information on Mr. Bernhard, see “Directors” above.

David P. Barry currently serves as President of the Nuclear Division of our Power Group. He joined us in March 2006 as the President of Shaw Stone & Webster Nuclear Services Division. Immediately prior to joining us, Mr. Barry was employed by Bechtel Corporation, a premier engineering, construction and project management company, in a number of positions since December 1999, including operations manager for Bechtel’s offices in Frederick, Maryland, Baghdad, Iraq and London, England and business development manager for fossil power projects. Mr. Barry has over 30 years of experience in the engineering and construction industry.

Robert L. Belk currently serves as our Executive Vice President. He joined us in October 1998, as our Executive Vice President and Chief Financial Officer and held this position until July 6, 2007. Mr. Belk served as one of our directors from January 2005 to January 2006, when he was not nominated for re-election.

David L. Chapman, Sr. currently serves as President of the Fabrication & Manufacturing (F&M) Group. He joined us in April 2002 as President of our Fabrication & Manufacturing Division, which is now known as the Fabrication & Manufacturing Group. Mr. Chapman has over 34 years of experience in the industrial fabrication business. From 1994 to 2002, Mr. Chapman was employed by Turner Industries Group, a large industrial contracting company, where he served as President of International Piping Systems, Turner International Piping Systems and International Painting Corporation.

Brian K. Ferraioli currently serves as our Executive Vice President and Chief Financial Officer. He joined us in July 2007 as our Executive Vice President, Finance until October 2007, when he was appointed to his current position. Prior to joining us and since November 2002, Mr. Ferraioli served as Vice President and Controller of Foster Wheeler, Ltd. From July 2000 until November 2002, Mr. Ferraioli served as Vice President and Chief Financial Officer of Foster Wheeler USA Corporation, and from July 1998 to July 2000, Mr. Ferraioli served as Vice President and Chief Financial Officer of Foster Wheeler Power Systems, Inc. Foster Wheeler is a global engineering and construction contractor and power equipment supplier.

Richard F. Gill currently serves as our Executive Vice President, Chairman of our Executive Committee and President of our Power Group. He has been employed by us since 1997, when we acquired certain assets of MERIT Industrial Constructors, Inc. (MERIT) and other affiliated entities. Mr. Gill served as President of MERIT, an industrial construction and maintenance firm based in Baton Rouge, Louisiana, from its founding in January 1982 until the sale of its assets to us in 1997. Mr. Gill served as the President of Shaw Process and Industrial Group, Inc., our wholly-owned subsidiary, from March 1997 until August 1998, and as Senior Vice President in charge of International and Construction Operations from September 1998 until May 1999 and as our Chief Operating Officer until September 2003. In September 2003, Mr. Gill was appointed Executive Vice President and Chairman of our non-director executive committee. In September 2004, Mr. Gill was appointed President of our Shaw Stone & Webster Nuclear Services Division. In 2006, Mr. Gill was appointed Power Group President. Mr. Gill has over 34 years of experience in the industrial construction and maintenance industry.

R. Monty Glover currently serves as the President of the Fossil Division of our Power Group, having held this position since June 2007. Mr. Glover first joined us in March 2001 as Vice President Construction Operations, and held this position until March 2003 when he was appointed President of Construction — ECM Division. Mr. Glover served as President of Construction — ECM Division until April 2007 when he was appointed as President of the Construction Division of the Power Group. He served as President of the Construction Division until his recent appointment as President of the Fossil Division of the Power Group. Mr. Glover has over 30 years of experience in the engineering and construction industry. Prior to joining us, he served as President and CEO of Rust Constructors, Inc., a subsidiary of Raytheon Engineers and Constructors for five years and as the division manager of Fluor Daniel Heavy Industrial Operating Company, a global international engineering, procurement, construction and maintenance services company from 1993 until 1997. Raytheon is a technology leader specializing in defense, homeland security, and other government markets throughout the world.

Gary P. Graphia currently serves as our Executive Vice President, Corporate Development and Strategy. He joined us in August 1999, as our Corporate Secretary and General Counsel and served in that position until November 2006 when he was appointed Executive Vice President, Secretary and Chief Legal Counsel. He served as our Executive Vice President, Secretary and Chief Legal Counsel until May 2007, when he was appointed to his current position.

D. Ron McCall currently serves as President of our Maintenance Group. He joined us in August 2002 as President of our Maintenance Division. In September 2004, Mr. McCall was appointed as President of our Maintenance & Construction Division. Mr. McCall joined us from Turner Industries Group, a large industrial contracting company, where he served for 23 years as Senior Vice President of Construction and Maintenance of the Western Division.

Ronald W. Oakley was appointed as the President of our Environmental & Infrastructure Group in August 2006. Immediately prior to joining us, Mr. Oakley was employed by Skanska USA Building, a national provider of construction, pre-construction consulting, general contracting and design build services to a broad range of industries, (Skanska), as Group Vice President since December 2004. Prior to his employment with Skanska, Mr. Oakley was employed by Lend Lease Americas, a lending construction management firm, as Chief Executive Officer from November 2003 to December 2004. Prior to his employment with Lend Lease Americas, Mr. Oakley was employed by Fluor Corporation, a global international engineering, procurement, construction and maintenance services company, for 24 years in a number of positions, including Group Executive responsible for Federal government operations, Group Executive of Strategic Operations responsible for infrastructure operations, Group Executive for the Infrastructure Group, President of the Infrastructure Strategic Business Unit, Vice President of Sales for the Industrial Business Unit, the Infrastructure Business Unit and the Commercial Operating Company, Sales Director for the Commercial Operating Company, Project Manager for the International Group and the Caribbean Division, Group Project Controls Manager for the International Group and Senior Planner for Corporate Project Controls.

Lou Pucher currently serves as the President of our Energy & Chemicals Group. He joined us in March 2007 as President of E&C operations, and was promoted to his current position in July 2007. Prior to joining the Company, Mr. Pucher served as Senior Vice President of KBR Inc.’s Energy & Chemicals Division from August 2003 to September 2006. KBR is a leading global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. Prior to his position with KBR, from June 1966 to July 2003, Mr. Pucher held various management positions with M.W. Kellogg Company, a global full-service engineering, procurement and construction contractor.

Clifton S. Rankin was appointed as our General Counsel and Corporate Secretary in May 2007. Immediately prior to joining us, Mr. Rankin practiced law in the Houston office of the international law firm of Vinson & Elkins L.L.P., where he was employed for 15 years and had been a partner since 2001.

Dirk J. Wild currently serves as our Chief Accounting Officer. He was appointed as Chief Accounting Officer in October 2004, and then appointed to the additional position of Interim Chief Financial Officer in June 2007. Mr. Wild first joined us in November 2001 as Vice President of Special Projects, and held that position until August 2002 when he was appointed as Senior Vice President — Financial Controls. Mr. Wild served as Senior Vice President & Chief Financial Officer of our Engineering, Construction & Maintenance (ECM) Division. Mr. Wild served as Senior Vice President & Chief Financial Officer of our ECM Division from March 2003 until his appointment to his current position. For the 12 years prior to joining us, Mr. Wild was employed with the former accounting firm Arthur Andersen, LLP in New Orleans, Louisiana, last serving as a Senior Manager.

Code of Corporate Conduct and Ethics

We have adopted a Code of Corporate Conduct applicable to all of our employees, officers and directors. We also have in place a Code of Ethics for Chief Executive Officer and Senior Financial Officers. Copies of the Codes are filed as exhibits to this Form 10-K, and they are posted on our web site at www.shawgrp.com. Any changes to or waivers from these codes will be disclosed as required by law and the New York Stock Exchange. Shareholders may request free copies of the Codes from:

The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225)932-2500
www.shawgrp.com

Item 11.	Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K.

1. Financial Statements.

See Part II, Item 8 of this Form 10-K.

Additionally, the following financial statements are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X:

Combined Financial Statements of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.

Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Combined Balance Sheet as of March 31, 2007
Combined Statement of Operations for the period from October 1, 2006 to March 31, 2007
Combined Statement of Stockholders’ Equity for the period from October 1, 2006 to March 31, 2007
Combined Statement of Cash Flows for the period from October 1, 2006 to March 31, 2007
Notes to Combined Financial Statements

2. Financial Statement Schedules.

All schedules have been omitted because the information is not required or not in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits.

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01
2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.02

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

3.1		Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1
3.2		Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2
†4	.1	Specimen Common Stock Certificate
4.2		Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	The Shaw Group Inc. Registration Statement on Form 8-A filed on July 30, 2001	1-12227	99.1
4.3		Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Optiontm Note due 2021 (Zero Coupon-Senior)	The Shaw Group Inc. Current Report on Form 8-K filed on May 11, 2001	1-12227	4.1
4.4		Registration Rights Agreement dated as of May 1, 2001, between the Company, and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on May 11, 2001	1-12227	4.2
4.5		Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2003	1-12227	4.1
4.6		Form of 10 3/4% Senior Note Due 2010	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2003	1-12227	(Included as Exhibit 1 to the Indenture incorporated by reference as Exhibit 4.5 hereto).

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

4.7		Third Supplemental Indenture dated as of April 25, 2005, by and among the Company, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010	The Shaw Group Inc. Current Report on Form 8-K filed on May 2, 2005	1-12227	4.1
4.8		Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc.	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2003	1-12227	4.2
*10	.1	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through April 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.4
*10	.2	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated)	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.6
*10	.3	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated)	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.5
*10	.4	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Current Report on Form 8-K filed on October 12, 2004	1-12227	10.3
*10	.5	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on June 12, 2001	333-62856	4.6
*10	.6	The Shaw Group Inc. 1993 Employee Stock Option Plan amended and restated through October 8, 2001	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.7	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through April 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the fiscal year ended May 31, 2006	1-12227	10.7
*10	.8	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on January 31, 2006	1-12227	10.2
*10	.9	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.8
†*10	.10	The Shaw Group Non-Employee Director Compensation Summary
*10	.11	Flexible Perquisites Program for certain executive officers	The Shaw Group Inc. Current Report on Form 8-K filed on November 1, 2004	1-12227	Description contained under Item 1.01 of the referenced Form 8-K
*10	.12	The Shaw Group Inc. 2005 Management Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on March 3, 2006	1-12227	10.1
*10	.13	Fiscal year 2007 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on November 2, 2006	1-12227	Description contained under Item 1.01 of the referenced Form 8-K
*10	.14	Employment Agreement dated as of January 23, 2007, by and between the Company and J.M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 25, 2007	1-12227	10.1
*10	.15	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2000	1-12227	10.8
*10	.16	Amendment to Employment Agreement of Robert L. Belk dated as of December 1, 2004	The Shaw Group Inc. Current Report on Form 8-K filed on December 3, 2004	1-12227	10.1
*10	.17	Third Amendment to Employment Agreement of Robert L. Belk dated December 31, 2006	The Shaw Group Inc. Quarterly Report Form 10-Q for the quarter ended November 30, 2006	1-12227	10.14
*10	.18	Fourth Amendment to Employment Agreement of Robert L. Belk dated July 6, 2007	The Shaw Group Inc. Current Report on Form 8-K filed July 11, 2007	1-12227	10.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

†*10	.19	Employment Agreement effective as of August 13, 2003, by and between the Company and Richard F. Gill
*10	.20	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	The Shaw Group Inc. Current Report on Form 8-K filed December 24, 2003	1-12227	99.1
*10	.21	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	The Shaw Group Inc. Current Report on Form 8-K filed on January 12, 2005	1-12227	10.1
*10	.22	Employment Agreement of Dorsey Ron McCall dated July 29, 2002	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2003		99.3
*10	.23	Summary of oral severance agreement with Dirk J. Wild dated October 13, 2004	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2004	1-12227	Description contained under Item 5.02 of the referenced Form 8-K
*10	.24	Employment Agreement of Gary P. Graphia dated October 14, 2005	The Shaw Group Inc. Current Report on Form 8-K filed on October 14, 2005	1-12227	10.1
*10	.25	First Amendment to Employment Agreement of Gary P. Graphia dated as of May 7, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.3
*10	.26	Employment Agreement of David P. Barry effective as of March 13, 2006	The Shaw Group Inc. Current Report on Form 8-K filed on March 14, 2006		10.1
*10	.27	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.3
*10	.28	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006	The Shaw Group Inc. Current Report in Form 8-K filed on August 4, 2006	1-12227	10.1
*10	.29	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated January 15, 2007, by and between the Company and Ebrahim Fatemizadeh	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.4
*10	.30	Agreement effective as of November 18, 2006 by and between the Company and Thomas A. Barfield, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on February 2, 2007	1-12227	10.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.31	Employment Agreement dated as of May 7, 2007, and related Nondisclosure and Noncompetition Agreement by and between the Company and Clifton Scott Rankin	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.4
*10	.32	Summary of certain compensation payable to Michael J. Mancuso for services as a director of the Company	The Shaw Group Inc. Current Report on Form 8-K filed on October 16, 2006		Description contained under Item 1.01 of the referenced Form 8-K
*10	.33	Summary of certain compensation payable to Thos E. Capps for services as a director of the Company	The Shaw Group Inc. Current Report on Form 8-K/A filed on October 5, 2007		Description contained under Item 5.02 of the referenced Form 8-K
†*10	.34	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli
*10	.35	Employment Agreement effective as of July 17, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on October 15, 2007	1-12227	10.1
*10	.36	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6
*10	.37	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6
*10	.38	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6
10.39		Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and Company	The Shaw Group Inc. Current Report on Form 8-K filed on July 28, 2000	1-12227	2.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.40	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.1
10.41	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.2
10.42	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.3
10.43	$450,000,000 Credit Agreement dated as of April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on April 28, 2005	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.44	Amendment No. 1 dated as of October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on October 4, 2005	1-12227	10.1
10.45	Amendment No. 2 dated as of February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on February 28, 2006	1-12227	10.1
10.46	Amendment No. 3 dated as of June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2006	1-12227	10.38

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.47	Amendment No. 4 dated as of October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1
10.48	Waiver dated as of January 18, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2007	1-12227	10.1
10.49	Waiver dated as of March 19, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on March 19, 2007	1-12227	10.1
10.50	Waiver dated as of April 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on April 17, 2007	1-12227	10.1
10.51	Waiver dated as of July 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on July 16, 2007	1-12227	10.1
10.52	Waiver dated as of August 30, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on September 6, 2007	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.53	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2
10.54	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3
10.55	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4
10.56	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5
10.57	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6
10.58	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7
10.59	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8
10.60	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

10.61		Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10
10.62		Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11
10.63		Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12
†*10	.64	Employment Agreement effective as of July 3, 2007, and related Nonsolicitation and Noncompete Agreement by and between the Company and R. Monty Glover
†14	.1	The Shaw Group Inc. Code of Corporate Conduct dated June 2006
†14	.2	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003)
†14	.3	The Shaw Group Inc. Insider Trading Policy dated June 2006
†21	.1	Subsidiaries of The Shaw Group Inc.
†23	.1	Consent of KPMG LLP, independent registered public accounting firm of The Shaw Group Inc.
†23	.2	Consent of Ernst & Young LLP, former independent registered public accounting firm of The Shaw Group Inc.
†23	.3	Consent of Ernst & Young LLP, independent registered public accounting firm of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
†31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

†31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32	.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†32	.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/  J. M. Bernhard, Jr.

By:	J. M. Bernhard, Jr.
Chief Executive Officer
Date: December 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of December 5, 2007, by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ J. M. Bernhard, Jr. J. M. Bernhard, Jr.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian K. Ferraioli Brian K. Ferraioli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Albert D. McAlister Albert D. McAlister	Director

/s/ L. Lane Grigsby L. Lane Grigsby	Director

/s/ David W. Hoyle David W. Hoyle	Director

/s/ James F. Barker James F. Barker	Director

/s/ Charles E. Roemer, III Charles E. Roemer, III	Director

/s/ Daniel A. Hoffler Daniel A. Hoffler	Director

/s/ Michael J. Mancuso Michael J. Mancuso	Director

/s/ Thomas E. Capps Thomas E. Capps	Director

THE SHAW GROUP INC.
EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

2.1		Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01
2.2		Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.02
3.1		Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1
3.2		Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1)	1-12227	3.2
			for the fiscal year ended August 31, 2006
†4	.1	Specimen Common Stock Certificate
4.2		Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	The Shaw Group Inc. Registration Statement on Form 8-A filed on July 30, 2001	1-12227	99.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

4.3		Indenture dated as of May 1, 2001, between the Company and United States Trust Company of New York including Form of Liquid Yield Optiontm Note due 2021 (Zero Coupon-Senior)	The Shaw Group Inc. Current Report on Form 8-K filed on May 11, 2001	1-12227	4.1
4.4		Registration Rights Agreement dated as of May 1, 2001, between the Company, and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on May 11, 2001	1-12227	4.2
4.5		Indenture dated as of March 17, 2003 by and among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as trustee, including form of 10 3/4% Senior Note due 2010	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2003	1-12227	4.1
4.6		Form of 10 3/4% Senior Note Due 2010	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2003	1-12227	(Included as Exhibit 1 to the Indenture incorporated by reference as Exhibit 4.5 hereto).
4.7		Third Supplemental Indenture dated as of April 25, 2005, by and among the Company, as issuer, its subsidiaries signatories thereto, as subsidiary guarantors, and The Bank of New York, a New York banking corporation, as trustee, with respect to the 10 3/4% Senior Notes Due 2010	The Shaw Group Inc. Current Report on Form 8-K filed on May 2, 2005	1-12227	4.1
4.8		Registration Rights Agreement dated as of March 17, 2003 by and among the Company and Credit Suisse First Boston LLC, UBS Warburg LLC, BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., BNP Paribas Securities Corp. and U.S. Bancorp Piper Jaffray Inc.	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2003	1-12227	4.2
*10	.1	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through April 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.4

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.2	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated)	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.6
*10	.3	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated)	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.5
*10	.4	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Current Report on Form 8-K filed on October 12, 2004	1-12227	10.3
*10	.5	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on June 12, 2001	333-62856	4.6
*10	.6	The Shaw Group Inc. 1993 Employee Stock Option Plan amended and restated through October 8, 2001	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1
*10	.7	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through April 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the fiscal year ended May 31, 2006	1-12227	10.7
*10	.8	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on January 31, 2006	1-12227	10.2
*10	.9	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.8
†*10	.10	The Shaw Group Non-Employee Director Compensation Summary
*10	.11	Flexible Perquisites Program for certain executive officers	The Shaw Group Inc. Current Report on Form 8-K filed on November 1, 2004	1-12227	Description contained under Item 1.01 of the referenced Form 8-K
*10	.12	The Shaw Group Inc. 2005 Management Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on March 3, 2006	1-12227	10.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.13	Fiscal year 2007 target incentive awards established for executive officers of the Company under the 2005 Management Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on November 2, 2006	1-12227	Description contained under Item 1.01 of the referenced Form 8-K
*10	.14	Employment Agreement dated as of January 23, 2007, by and between the Company and J.M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 25, 2007	1-12227	10.1
*10	.15	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2000	1-12227	10.8
*10	.16	Amendment to Employment Agreement of Robert L. Belk dated as of December 1, 2004	The Shaw Group Inc. Current Report on Form 8-K filed on December 3, 2004	1-12227	10.1
*10	.17	Third Amendment to Employment Agreement of Robert L. Belk dated December 31, 2006	The Shaw Group Inc. Quarterly Report Form 10-Q for the quarter ended November 30, 2006	1-12227	10.14
*10	.18	Fourth Amendment to Employment Agreement of Robert L. Belk dated July 6, 2007	The Shaw Group Inc. Current Report on Form 8-K filed July 11, 2007	1-12227	10.1
†*10	.19	Employment Agreement effective as of August 13, 2003, by and between the Company and Richard F. Gill
*10	.20	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	The Shaw Group Inc. Current Report on Form 8-K filed December 24, 2003	1-12227	99.1
*10	.21	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	The Shaw Group Inc. Current Report on Form 8-K filed on January 12, 2005	1-12227	10.1
*10	.22	Employment Agreement of Dorsey Ron McCall dated July 29, 2002	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2003		99.3
*10	.23	Summary of oral severance agreement with Dirk J. Wild dated October 13, 2004	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2004	1-12227	Description contained under Item 5.02 of the referenced Form 8-K
*10	.24	Employment Agreement of Gary P. Graphia dated October 14, 2005	The Shaw Group Inc. Current Report on Form 8-K filed on October 14, 2005	1-12227	10.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.25	First Amendment to Employment Agreement of Gary P. Graphia dated as of May 7, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.3
*10	.26	Employment Agreement of David P. Barry effective as of March 13, 2006	The Shaw Group Inc. Current Report on Form 8-K filed on March 14, 2006		10.1
*10	.27	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.3
*10	.28	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006	The Shaw Group Inc. Current Report in Form 8-K filed on August 4, 2006	1-12227	10.1
*10	.29	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated January 15, 2007, by and between the Company and Ebrahim Fatemizadeh	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.4
*10	.30	Agreement effective as of November 18, 2006 by and between the Company and Thomas A. Barfield, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on February 2, 2007	1-12227	10.1
*10	.31	Employment Agreement dated as of May 7, 2007, and related Nondisclosure and Noncompetition Agreement by and between the Company and Clifton Scott Rankin	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.4
*10	.32	Summary of certain compensation payable to Michael J. Mancuso for services as a director of the Company	The Shaw Group Inc. Current Report on Form 8-K filed on October 16, 2006		Description contained under Item 1.01 of the referenced Form 8-K
*10	.33	Summary of certain compensation payable to Thos E. Capps for services as a director of the Company	The Shaw Group Inc. Current Report on Form 8-K/A filed on October 5, 2007		Description contained under Item 5.02 of the referenced Form 8-K
†*10	.34	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli
*10	.35	Employment Agreement effective as of July 17, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on October 15, 2007	1-12227	10.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.36	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6
*10	.37	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333- 115155	4.6
*10	.38	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6
10.39		Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and Company]	The Shaw Group Inc. Current Report on Form 8-K filed on July 28, 2000	1-12227	2.1
10.40		Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments: (i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.1
10.41		Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.2
10.42		Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.3

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.43	$450,000,000 Credit Agreement dated as of April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on April 28, 2005	1-12227	10.1
10.44	Amendment No. 1 dated as of October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on October 4, 2005	1-12227	10.1
10.45	Amendment No. 2 dated as of February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on February 28, 2006	1-12227	10.1
10.46	Amendment No. 3 dated as of June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2006	1-12227	10.38

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.47	Amendment No. 4 dated as of October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1
10.48	Waiver dated as of January 18, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2007	1-12227	10.1
10.49	Waiver dated as of March 19, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on March 19, 2007	1-12227	10.1
10.50	Waiver dated as of April 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on April 17, 2007	1-12227	10.1
10.51	Waiver dated as of July 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on July 16, 2007	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.52	Waiver dated as of August 30, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on September 6, 2007	1-12227	10.1
10.53	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2
10.54	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3
10.55	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4
10.56	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5
10.57	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6
10.58	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7
10.59	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

10.60		Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9
10.61		Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10
10.62		Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11
10.63		Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12
†*10	.64	Employment Agreement effective as of July 3, 2007, and related Nonsolicitation and Noncompete Agreement by and between the Company and R. Monty Glover
†14	.1	The Shaw Group Inc. Code of Corporate Conduct dated June 2006
†14	.2	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003)
†14	.3	The Shaw Group Inc. Insider Trading Policy dated June 2006
†21	.1	Subsidiaries of The Shaw Group Inc.
†23	.1	Consent of KPMG LLP, independent registered public accounting firm of The Shaw Group Inc.
†23	.2	Consent of Ernst & Young LLP, former independent registered public accounting firm of The Shaw Group Inc.

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

†23	.3	Consent of Ernst & Young LLP, independent registered public accounting firm of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
†31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32	.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†32	.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002