Form 10-Q
period 2007-11-30
SHAW GROUP INC
filed 2008-01-09
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 1-12227
The Shaw Group Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1106167

(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

4171 Essen Lane, Baton Rouge, Louisiana	70809

(Address of principal executive offices)	(Zip Code)
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
Yes ☐           No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, no par value, 83,361,306 shares outstanding as of January 2, 2008.

EXPLANATORY NOTE
The comparative prior fiscal period financial statements of The Shaw Group Inc. (Shaw, we, us, and our) for the three months ended November 30, 2006, included in this Quarterly Report on Form 10-Q reflect a restatement to correct accounting errors.
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
As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our comparative prior fiscal period financial statements for three months ended November 30, 2006. These restatements are reflected within this Form 10-Q. We did not amend any previously filed reports.
Correction of August 31, 2007 Balance Sheet
The August 31, 2007 balance sheet in the accompanying financial statements reflects the correction of an error. Our previously reported August 31, 2007 consolidated balance sheet did not include the recognition of our 20% equity interest in Westinghouse’s accumulated other comprehensive income, primarily related to pre-tax foreign currency translation gains. The impact of this correction was an increase to the previously reported Investment in Westinghouse balance, a decrease in our previously reported Accumulated Other Comprehensive Loss, and a decrease in previously reported non current deferred income taxes. The correction of the error had no impact on our reported results of operations or cash flows for fiscal year 2007.
See Notes 1 and 19 of our condensed consolidated financial statements included in Part I, Item 1 — Financial Statements of this Quarterly Report on Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	November 30,	August 31,
	2007	2007
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$465,517	$341,359
Restricted and escrowed cash	15,954	19,266
Accounts receivable, including retainage, net	805,647	771,806
Inventories	194,090	184,371
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	400,710	398,131
Deferred income taxes	88,386	79,146
Prepaid expenses	40,881	23,576
Other current assets	30,280	34,435

Total current assets	2,041,465	1,852,090
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	29,722	41,227
Investment in Westinghouse	1,144,285	1,126,657
Property and equipment, less accumulated depreciation of $207,405 at November 30, 2007 and $198,662 at August 31, 2007	232,492	219,852
Goodwill	504,877	513,951
Intangible assets	26,539	27,356
Deferred income taxes	13,518	9,629
Other assets	100,756	103,683

	$4,093,654	$3,894,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532,466	$553,273
Accrued salaries, wages and benefits	116,478	119,219
Other accrued liabilities	206,508	200,500
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	676,133	572,435
Short-term debt and current maturities of long-term debt	20,216	7,687

Total current liabilities	1,551,801	1,453,114
Long-term debt, less current maturities	7,903	9,337
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,145,596	1,087,428
Interest rate swap contract on Japanese Yen-denominated bonds	8,251	6,667
Other liabilities	73,152	62,960
Minority interest	21,481	18,825
Contingencies and commitments (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 87,381,860 and 86,711,957 shares issued, respectively; and 81,736,689 and 81,197,473 shares outstanding, respectively	1,139,408	1,104,633
Retained earnings	270,889	273,602
Accumulated other comprehensive loss	(10,715)	(17,073)
Treasury stock, 5,645,171 shares and 5,514,484 shares, respectively	(114,112)	(105,048)

Total shareholders’ equity	1,285,470	1,256,114

	$4,093,654	$3,894,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	November 30,
		2006
	2007	(Restated)

Revenues	$1,712,160	$1,276,131
Cost of revenues	1,577,142	1,186,047

Gross profit	135,018	90,084
General and administrative expenses	68,888	64,370

Operating income	66,130	25,714
Interest expense	(2,164)	(3,527)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(8,892)	(4,625)
Interest income	4,815	2,191
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(57,238)	(30,595)
Other foreign currency transaction gains (losses), net	1,164	(3,499)
Other income (expense), net	(295)	81

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	3,520	(14,260)
Provision (benefit) for income taxes	2,116	(6,183)

Income (loss) before minority interest and earnings (losses) from unconsolidated entities	1,404	(8,077)
Minority interest	(4,982)	(4,260)
Income from 20% Investment in Westinghouse, net of income taxes	4,815	—
Earnings from unconsolidated entities, net of income taxes	993	48

Net income (loss)	$2,230	$(12,289)

Net income (loss) per common share:
Basic	$0.03	$(0.15)

Diluted	$0.03	$(0.15)

Weighted average shares outstanding:
Basic	80,684	79,434
Diluted	83,575	79,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	November 30,
		2006
	2007	(Restated)
Cash flows from operating activities:
Net income (loss)	$2,230	$(12,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,383	10,232
Provision for (benefit from) deferred income taxes	(14,714)	(9,523)
Stock-based compensation expense	3,890	4,490
Accretion of discount on long-term debt and amortization of deferred financing costs	2,198	1,324
Amortization of contract adjustments	—	(840)
Provision for uncollectible accounts receivable	6,739	1,686
(Earnings) losses from unconsolidated entities, net of taxes	(5,058)	(48)
Foreign currency transaction (gains) losses, net	(1,165)	3,498
Foreign currency translation losses, net (Westinghouse)	57,238	30,595
Minority interest	4,983	4,260
Distributions from unconsolidated entities	5,285	1,470
Return on capital to joint venture partner	(2,326)	—
Payments for financed insurance premiums	(2,396)	(2,673)
Pension, net periodic costs	1,168	1,310
Gain on sale of joint venture	(2,324)	—
Gain on disposal of fixed assets	(165)	(258)
Impairment of investments in unconsolidated entities	1,073	—
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(40,618)	103,330
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(1,016)	17,517
(Increase) in inventories	(9,604)	(6,418)
(Increase) in prepaid expenses	(18,386)	(9,221)
Decrease in other current assets	18,540	27,845
Decrease (increase) in other assets	6,752	(1,185)
(Decrease) in accounts payable	(21,639)	(64,699)
(Decrease) increase in accrued liabilities	(1,699)	24,490
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	101,428	15,904
Decrease in deferred revenue	(177)	(11,412)
Increase in other long-term liabilities	7,939	1,316

Net cash provided by operating activities	108,559	130,701
Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(1,644)
Purchases of property and equipment	(23,543)	(8,915)
Proceeds from sale of a business	12,815	—
Proceeds from sale of property and equipment	1,093	820
Investments in and advances to unconsolidated entities and joint ventures	(120)	(625)
Investment in Westinghouse	—	(1,081,912)
Distributions from unconsolidated entities	—	8
Cash received from restricted and escrowed cash	62,540	2,299
Cash deposited into restricted and escrowed cash	(58,665)	(4,888)

Net cash (used in) investing activities	(5,880)	(1,094,857)
Cash flows from financing activities:

	Three Months Ended
	November 30,
		2006
	2007	(Restated)
Proceeds from issuance of Japanese Yen-denominated bonds	—	1,049,465
Purchase of treasury stock	(9,064)	(3,012)
Repayment of debt and capital leases	(2,348)	(966)
Payments for deferred financing costs	—	(12,951)
Issuance of common stock	12,498	1,671
Excess tax benefits from exercise of stock options and vesting of restricted stock	17,182	1,708
Proceeds from revolving credit agreements	5,102	243,261
Repayments of revolving credit agreements	(2,989)	(338,779)

Net cash provided by financing activities	20,381	940,397
Effects of foreign exchange rate changes on cash	1,098	826

Net change in cash and cash equivalents	124,158	(22,933)
Cash and cash equivalents — beginning of year	341,359	155,412

Cash and cash equivalents — end of period	$465,517	$132,479

Supplemental Disclosures:
Cash Payments for:
Interest (net of capitalized interest)	$14,245	$4,976

Income taxes	$803	$1,018

Non-cash investing and financing activities:
Issuance of restricted stock	$25,084	$2,283

Financed insurance premiums	$13,478	$11,138

Interest rate swap contract on Japanese Yen-denominated bonds	$3,613	$4,004

Acquisition of businesses through issuance of debt	$—	$7,067

Equity in Westinghouse accumulated other comprehensive income, net of deferred taxes of $3,790	$5,931	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
The condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in financial statements prepared annually in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 (2007 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
The condensed consolidated financial statements include the accounts of The Shaw Group Inc. (a Louisiana corporation) (Shaw, we, us or our), and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIE’s) of which we are the primary beneficiary, as defined. All significant intercompany balances and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. Additionally, in certain cases, we consolidate the proportionate share of our investments in construction related joint ventures.
In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As described further in Note 8 – Income Taxes, we adopted the provisions of FIN 48 on September 1, 2007.
Restatement of Certain Fiscal Year 2007 Comparative Amounts
As reported in our 2007 Form 10-K, our previously reported financial statements for the three months ended November 30, 2006 were restated to adjust for certain items. The previously reported net loss for the three months ended November 30, 2006 was reduced by $1.7 million. See Note 19 — Restatement of Prior Fiscal Year Consolidated Statements for a discussion of the amounts and accounts that were restated.
Correction of August 31, 2007 Balance Sheet
The August 31, 2007 balance sheet in the accompanying financial statements reflects the correction of an error. Our previously reported August 31, 2007 consolidated balance sheet did not include the recognition of our 20% equity interest in Westinghouse’s accumulated other comprehensive income, primarily related to pre-tax foreign currency translation gains. The impact of this correction was an increase to the previously reported Investment in Westinghouse balance from $1,094.5 million to $1,126.7 million, a decrease in our previously reported Accumulated Other Comprehensive Loss from $(36.7) million to $(17.1) million, and a decrease in previously reported non current deferred income taxes from $22.2 million to $9.6 million. The correction of the error had no impact on our reported results of operations or cash flows for fiscal year 2007. The error did not impact our restated November 30, 2006 balance sheet included in Note 19.

Use of Estimates
In order to prepare financial statements in conformity with accounting principles generally accepted in the U.S., our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management are listed in our 2007 Form 10-K.
Reclassifications
Certain fiscal year 2007 amounts have been reclassified to conform to the fiscal year 2008 presentation.
Note 2 — Restricted and Escrowed Cash
As of November 30, 2007 and August 31, 2007, we had restricted and escrowed cash of $16.0 million and $19.3 million, respectively, which consisted of $11.0 million at August 31, 2007 in connection with a power project for which all claims and disputes were settled and the related restricted cash was released during the quarter ended November 30, 2007; $1.2 million for each period, respectively, related to deposits designated to fund remediation costs associated with a sold property; and $14.8 million and $7.1 million, respectively, related to amounts contractually required by various other projects. The restricted cash for these projects is primarily dedicated to the payment of suppliers.
Note 3 — Accounts Receivable and Concentrations of Credit Risk
Accounts receivable include the following (in thousands):

	November 30, 2007	August 31, 2007
Trade accounts receivable, net	$737,741	$683,125
Unbilled accounts receivable	2,825	4,244
Retainage	65,081	84,437

Total accounts receivable, including retainage, net	$805,647	$771,806

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2007	$26,634
Provision	6,739
Write offs	(1,096)
Other	(710)

Ending balance, November 30, 2007	$31,567

Concentration of Credit
Amounts due from U.S. government agencies or entities were $86.6 million and $87.3 million as of November 30, 2007 and August 31, 2007, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts include $136.4 million and $138.5 million at November 30, 2007 and August 31, 2007, respectively related to U.S. Government agencies and related entities.

Note 4 — Inventories
The major components of inventories were as follows (in thousands):

	November 30, 2007			August 31, 2007
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$10,983	$89,410	$100,393	$8,541	$93,101	$101,642
Work in process	4,040	17,653	21,693	8,076	12,687	20,763
Finished goods	72,004	—	72,004	61,966	—	61,966

	$87,027	$107,063	$194,090	$78,583	$105,788	$184,371

Note 5 — Equity Method Investments and Variable Interest Entities
As is common in the engineering, procurement and construction (EPC) industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a VIE as defined by FIN 46(R) and we are determined to be the primary beneficiary of that VIE because we are subject to a majority of the risk of loss from the VIE’s activities or entitled to receive the majority of the VIE’s residual returns or both, the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations, except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in the consolidated statement of operations.
Equity Method Investments
Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. On October 16, 2006, we acquired an equity interest in Westinghouse and entered into various agreements which are described in our 2007 Form 10-K. In connection with our investment in Westinghouse, we entered into a Japanese Yen (JPY) — denominated Put Option Agreement (the Put Option) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for 97% of the original JPY-equivalent purchase price, which is expected to approximate the amount due on the Japanese Yen-denominated long-term bonds secured by our equity investment in Westinghouse (Westinghouse Bonds) when the Put Option becomes exercisable. We remain at risk for the 3% difference. The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds. Since the Put Option exercise price is JPY-denominated, we will receive a fixed amount of JPY upon the exercise of the Put Option. The Put Option substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for their calendar quarter ended September 30, 2007 was included in our financial results for the three months ended November 30, 2007. Summarized income statement information for Westinghouse before applying our 20% equity interest in Westinghouse was as follows (in thousands):

Three Months Ended
September 30, 2007
Revenues	$661,106
Gross profit	161,107
Income from continuing operations before income taxes	13,250
Net income	39,535
The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures which are accounted for under the equity method (in thousands, except percentages):

	Ownership	November 30,	August 31,
	Percentage	2007	2007

Investment in Westinghouse (see Note 1)	20%	$1,144,285	$1,126,657
Privatization entities	10% - 90%	3,250	10,057
KB Home/Shaw Louisiana LLC	50%	3,787	5,315
Mississippi Space Services LLC	45%	4,526	6,901
Other	23% - 50%	15,078	15,873

Total investments		1,170,926	1,164,803
Long-term advances to and receivables from unconsolidated entities:
Shaw YPC Piping (Nanjing) Co. LTD	50%	3,081	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,174,007	$1,167,884

We have a 90% equity interest in one of our investments in a military family housing privatization entity that is not a VIE. The United States Army owns the other 10% and has substantive participating rights, as defined in EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Therefore, we do not consolidate this investee.
Earnings (losses) from unconsolidated entities, net of income taxes, and including impairments, are summarized as follows:

	Three Months Ended
	November 30,
		2006
	2007	(Restated)
Investment in Westinghouse	$4,815	$—
Privatization entities	1,259	625
KB Home/Shaw Louisiana LLC	(1,002)	(928)
Mississippi Space Services LLC	195	233
Other	541	118

Total earnings (losses) from unconsolidated entities, net income of taxes	$5,808	$48

On November 20, 2007, $6.8 million of the $10.1 million investment in the privatization entities as of August 31, 2007 was recovered through the sale of American Eagle Northwest, LLC’s interest in Pacific Northwest Communities, LLC. We received net proceeds of approximately $12.8 million from this sale transaction and recorded a pre-tax gain of approximately $2.3 million after other costs and accruals. We believe the remaining investments are recoverable based on purchase offers received to date. In the event we were either unsuccessful in restructuring the respective projects with the military and the bondholders, or were not able to sell our investments to recover our basis, we may need to impair our remaining investment.
Guarantees Related to Military Housing Privatization Construction Entities
In fiscal 2005, one of our wholly-owned subsidiaries, Shaw Infrastructure, Inc. entered into a guarantee agreement as co-guarantor with a third party to guarantee certain performance obligations related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization project. On November 20, 2007, American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities, LLC. As a condition of sale, we were released from any and all further obligations under the guarantee but remain liable for certain potential claims or lawsuits up to a maximum of $7.1 million.
During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a second series of military housing privatization projects being built by us and our joint venture partner. This guarantee supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base, and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liable for the payment for and performance of the bonded construction work up to a maximum of $30 million. However, each partner’s individual maximum liability is capped at $15 million. Only limited amounts of work are currently proceeding at these sites and various suppliers and subcontractors have submitted claims of $15.6 million, liens have been filed on certain properties, notices of events of default have been issued, and additional funding is necessary to complete the scopes of work and pay vendor obligations. The aggregate amount of the joint venture liabilities, prior to potential collections from construction escrow payments on specified projects or reimbursement by our joint venture partner, is in excess of our $15 million indemnity guarantee.
Cash draw downs from escrowed proceeds of long-term bonds issued by the joint venture to fund certain of these projects have stopped until agreements with the bondholders on the projects have been obtained, or all events of default or potential events of default have been cured. In February 2007, we recorded a liability for the maximum exposure of $15 million from our indemnity agreement. We determined that until workout arrangements with bondholders become probable, and collection of bond proceeds becomes reasonably assured, or proportional reimbursement from our partner is probable, we will maintain an accrued liability for our maximum exposure of $15 million.
In July 2007, we issued payment and performance bonds on behalf of the joint venture construction entity performing services on our Privatization entity project at Fort Leonard Wood, Missouri, under one of our existing lines of surety. As of November 30, 2007, our maximum exposure under this agreement was $14.7 million and work equal to approximately $10.4 million of the maximum exposure has been completed, with $7.8 million in completed housing units in the warranty phase. The work associated with the remaining $4.3 million of the obligation supported by the surety was in progress.
In November 2007, we issued additional payment and performance bonds under one of our existing lines of surety on behalf of the same joint venture construction entity for additional units of construction at Fort Leonard Wood, Missouri. Our maximum exposure under this agreement is $7.8 million. Work equal to $3.4 million associated with this obligation has been completed. The work associated with the remaining $4.4 million of the obligation supported by the surety is in progress.
In July 2007, we entered into an agreement with our joint venture partner on this project, where we exchanged notes receivable from our partner in return for their membership interest in our Privatization entity project at Fort Leonard

Wood, Missouri. We now own substantially all of the Fort Leonard Wood project entity. In accordance with the terms of the membership agreement, we guaranteed the future funding of venture equity of $8 million due in May of 2010.
Note 6 — Goodwill and Other Intangible Assets
The following table reflects the changes in the carrying value of goodwill by segment (in thousands):

			Fossil and
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at August 31, 2007	$194,174	$111,862	$148,577	$42,027	$17,311	$513,951
Resolution of acquired tax contingency (see Note 8)	—	—	(9,400)	—	—	(9,400)
Currency translation adjustment	—	(397)	—	—	723	326

Balance at November 30, 2007	$194,174	$111,465	$139,177	$42,027	$18,034	$504,877

We had tax deductible goodwill of approximately $118.4 million and $131.6 million as of November 30, 2007 and August 31, 2007, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the tax treatment of Contract Adjustments and the amortization of goodwill allowable for tax purposes.
The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2007	$44,661	$(18,246)	$2,016	$(1,075)
Amortization	—	(767)	—	(50)

Balance at November 30, 2007	$44,661	$(19,013)	$2,016	$(1,125)

The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of 2008	$2,248	$152
2009	2,911	202
2010	2,753	202
2011	2,737	202
2012	2,735	133
Thereafter	12,264	—

Total	$25,648	$891

Contract Adjustments and Accrued Contract Losses
We previously recorded purchase accounting fair value contract liability (asset) adjustments and accrued contract losses related to the IT Group and Stone & Webster acquisitions which were fully amortized as of August 31, 2007. Changes in the contract liability (asset) adjustments and accrued contract losses totaling $0.8 million, representing the utilization of adjustments related to the IT Group and Stone & Webster acquisitions, were recognized as a reduction to cost of revenues during the three months ended November 30, 2006.

Note 7 — Long-Term Debt and Revolving Lines of Credit
Long-term debt (including capital lease obligations) consisted of the following (in thousands):

	November 30, 2007		August 31, 2007
	Short-term	Long-term	Short-term	Long-term
Notes payable; 0% interest; due on January 10, 2009; net of discount of $0.3 million	$2,500	$2,539	$2,500	$2,449

Notes payable of a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	889	3,184	871	3,412

Credit Facility	—	—	—	—

Other Credit Facility Borrowings and Notes payable of a VIE; interest payable at a variable rate plus 2.5%, monthly payment of $0.1 million, through January 2008	2,566	—	783	—

Other notes payable	986	833	1,434	1,667
Financed insurance premiums	11,082	—	—	—
Capital lease obligations	2,193	1,347	2,099	1,809

Subtotal	20,216	7,903	7,687	9,337
Westinghouse Bonds (see description below)	—	1,145,596	—	1,087,428

Total	$20,216	$1,153,499	$7,687	$1,096,765

Westinghouse Bonds
The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us and our subsidiaries, except Nuclear Energy Holdings LLC (NEH), and are as follows (in thousands):

	November 30,	August 31,
	2007	2007
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.04% and 1.07% as of November 30 and August 31, 2007, respectively)	653,125	653,125
Original Discount on Westinghouse Bonds	(30,535)	(30,535)
Accumulated Discount Accretion	5,415	4,169
Increase in net long-term debt due to foreign currency translation	90,716	33,794

Total long-term portion of debt	$1,145,596	$1,087,428

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate, (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. As of November 30, 2007 and August 31, 2007, the fair value of the swap totaled approximately $8.3 million and $6.7 million, respectively, and is included in non-current liabilities and accumulated other comprehensive loss, net of deferred taxes, in the consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the quarter ended November 30, 2007.
Credit Facility
See Note 8 in Item 8 of Part II of our 2007 Form 10-K for an expanded discussion of our Credit Facility.

The following table presents the outstanding and available amounts under our Credit Facility as of November 30, 2007 (in millions):

Total Credit Facility	$850.0
Less: outstanding performance letters of credit	(530.1)
Less: outstanding financial letters of credit	(207.8)
Less: outstanding revolving credit loans	—

Remaining availability under the Credit Facility	$112.1

As of November 30, 2007, the portion of the Credit Facility available for financial letters of credit and/or revolving credit loans is also limited to the lesser of: (1) $319.9 million as of November 30, 2007, representing the total Credit Facility ($850.0 million as of November 30, 2007) less outstanding performance letters of credit ($530.1 million as of November 30, 2007); or (2) $525.0 million as of November 30, 2007. Total fees associated with these letters of credit for the Credit Facility were approximately $3.3 million and $1.8 million for the three months ended November 30, 2007 and 2006, respectively.
The interest rate margins for revolving credit loans under the Credit Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. Although there were no borrowings as of November 30, 2007, the interest rate that would have applied to any borrowings under the Credit Facility was 7.75%.
For the three months ended November 30, 2007 and 2006, we recognized $0.6 million and $0.3 million, respectively, of interest expense associated with the amortization of financing fees related to our Credit Facility. As of November 30, 2007 and August 31, 2007, unamortized deferred financing fees related to our Credit Facility were approximately $6.0 million and $5.6 million, respectively.
As of November 30, 2007, we were in compliance with the financial covenants contained in the Credit Facility agreement. During fiscal year 2007, we obtained waivers of financial reporting requirements in the Credit Facility through December 31, 2007, as a result of previous delays in filing our periodic reports with the SEC.
Other Revolving Lines of Credit
One of our consolidated VIEs has an available credit facility with a total capacity of $18.1 million. As of November 30, 2007, this VIE had borrowings under its revolving line of credit of $2.3 million, as well as a term loan of $0.3 million due in January 2008. The interest rate applicable to these borrowings is variable (4.9% at November 30, 2007) plus 2.5% per annum. We also have provided a 50% guarantee related to this credit facility.
One of our foreign subsidiaries has a $32.0 million uncommitted, unsecured standby letter of credit facility with a bank. The term of this facility is one year, renewable on an annual basis. Quarterly fees are calculated using a base rate of 2% plus local bank charges. As of November 30, 2007, and August 31, 2007, there were $16.7 million and $16.0 million of letters of credit outstanding under this facility, respectively.
Note 8 — Income Taxes
Our consolidated effective tax rate for the three months ended November 30, 2007 and 2006 was a provision of 60.1% and a benefit of 43.4%, respectively. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Our effective tax rate is dependent on the location and amount of our taxable earnings. The change in the effective tax rate is due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, and increases in certain non-deductible expenses.

The components of our deferred tax position are as follows (in thousands):

	November 30,	August 31,
	2007	2007 (See Note 1)
Gross deferred tax assets	$194,944	$214,200
Less: valuation allowance	(25,575)	(24,065)

Net deferred tax assets	169,369	190,135
Gross deferred tax liabilities	(67,465)	(101,360)

Aggregate deferred tax assets	$101,904	$88,775

During the three months ended November 30, 2007, we resolved a tax contingency related to a previously acquired business. Accordingly, we reversed the tax contingency of $9.4 million previously included in deferred taxes and credited goodwill recorded at acquisition.
We conduct business globally and as a result we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We file a consolidated U.S. federal return which includes substantially all of our activities in the U.S. Some of the U.S. states in which we file require combined filing of tax returns, some allow such filings at the option of the taxpayer and some do not allow combined filings. We file our tax returns with the individual U.S. states in a manor calculated to minimize our overall state income tax burden. The structure of our filings and the states in which we file income tax returns may change from year to year depending on our business operations. Currently, the major non-U.S. jurisdictions in which we file tax returns are Canada, the United Kingdom, and The Netherlands. In the normal course of business we are subject to examination of our tax returns by taxing authorities. In addition, we are part of the IRS large case audit program and accordingly our U.S. federal return is subject to audit for each fiscal year and our 2004 and 2005 tax returns are currently under examination by the IRS. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different either favorable or unfavorable. We have extended the statute of limitations on our U.S. federal return for the years involved in the IRS Appeal (see Note 10 – Contingencies and Commitments for additional information about our IRS appeal). Each tax jurisdiction in which we file has its own statute of limitations. In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.
Following is a summary of the tax years still open to general examination or other adjustment for our material filing jurisdictions:

Jurisdiction	Tax Years
U.S. Federal	2002-2007
Louisiana	2002-2007
Texas	2002-2007
North Carolina	2002-2007
Pennsylvania	2002-2007
Canada	2000-2007
United Kingdom	2005-2007
The Netherlands	2001-2007
We adopted the provisions of FIN 48 on September 1, 2007, the first day of our fiscal 2008 (see Note 1 – General Information for additional discussion of FIN 48). FIN 48 prescribes a minimum threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As a result of the adoption of FIN 48, we recognized a $5.0 million reduction in the opening balance of our shareholder’s equity from $273.6 million as previously reported to $268.6 as adjusted for the cumulative effect of adoption of FIN 48. This change resulted from changes in the amount of tax benefits related to uncertain tax positions and the accrual of potential interest and penalties on those uncertain tax positions.
We recognize interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which we believe we will ultimately prevail) within the provision for income taxes on continuing operations in our condensed consolidated financial statements. This policy is a continuation of our policy prior to adoption of FIN 48.
Upon adoption of FIN 48, we had the following exposures related to (in thousands):

U.S. Federal	$22,452
U.S. State	1,647
Foreign Jurisdictions	3,860
Interest	582
Penalties	376
As of the adoption date, we had $28.0 million of unrecognized tax benefits, of which $27.5 million would, if recognized, impact our effective tax rate. There were no material changes in these amounts during the three months ended November 30, 2007.
During the quarter ended November 30, 2007 we recorded $0.1 million in interest expense and penalties. As of November 30, 2007, our total accrual for interest and penalties was $1.0 million.
We believe the IRS Appeal (see Note 10 for additional information) will be resolved within the next twelve months. Included in the balance of unrecognized tax benefits is approximately $22.5 million related to the IRS Appeal. If we resolve the IRS Appeal in our favor, we will recognize the benefit of that amount. Other than resolution of the IRS Appeal and the recurring effect of changes in unrecognized tax benefits due to the lapse of statutes of limitation, none of which are expected to be individually significant, there are no other reasonably possible changes that significantly impact the amount of tax benefits recognized in our financial statements during the twelve month period from the balance sheet date.
Note 9 — Share-Based Compensation
We maintain various share-based compensation plans to provide equity incentive award opportunities to our directors, officers and key employees. These plans are administered by the Compensation Committee of the Board of Directors, which approves participant eligibility, the number of shares awarded and the terms, conditions, performance measures, and other provisions of the award. Annual block grants are typically awarded in our quarter ending November 30. However, the annual block grant for fiscal year 2008 did not occur until after we filed the 2007 Form 10-K which occurred after the end of the first quarter. There were no significant changes in assumptions or estimates since the year ended August 31, 2007. For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2007 Form 10-K.
Note 10 — Contingencies and Commitments
Tax Matters
In connection with the regular examination of our tax return by the Internal Revenue Service (IRS) for the fiscal years ending August 31, 2002 and August 31, 2003 the IRS formally assessed certain adjustments to the amounts reflected by us on those returns. The assessed adjustments primarily relate to sourcing of income related to foreign procurement functions by one of our overseas entities and the exclusion of extraterritorial income. We do not agree with the assessed adjustments and accordingly filed a timely appeal (IRS Appeal) in June 2007. The outcome of the IRS Appeal is uncertain at this time; however, should the IRS prevail in its positions our federal income tax due would increase by approximately $37.2 million plus interest. The ultimate amount of any cash taxes paid may be reduced by existing net operating loss carryforwards (NOLs). During the three months ended November 30, we resolved a previously recorded tax accrual related to a prior business acquisition. This resolution resulted in an adjustment to the deferred tax accounts and purchased goodwill.

Military Housing Privatization Entities
See Note 5 — Equity Method Investments and Variable Interest Entities for a discussion of commitments and contingencies related to Privatization entities.
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following matters:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We often attempt to limit our exposure under these penalty provisions or liquidated damage provisions to the contractual fee related to the work and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are subject to negotiation or the contractual dispute resolution processes defined in the contracts (see Note 15 – Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives of our consolidated financial statements for further discussion).
Other Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic) were $759.9 million and $752.3 million at November 30, 2007 and August 31, 2007, respectively. Of the amount of outstanding letters of credit at November 30, 2007, $530.1 million are performance letters of credit issued to our customers. Of the $530.1 million, five customers held $325.3 million or 61% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $97.3 million.
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
SEC Inquiry
On December 21, 2007, we were notified by the Staff of the SEC that the SEC informal inquiry has been completed, and that the SEC’s Division of Enforcement does not intend to recommend any enforcement action by the SEC.

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
Two shareholder derivative actions, styled as Nelson v. Bernhard, Jr., et al. and Reusche v. Barfield, Jr., et al., were filed on July 14, 2004 and August 6, 2004, respectively, in the U.S. District Court for the Eastern District of Louisiana, based on essentially the same allegations as the purported (Thompson) class actions. The derivative actions, which the plaintiffs purport to be bringing on behalf of our company, name certain of our directors and current and former officers as defendants, and name our company as a nominal defendant. The derivative suits collectively make claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based on allegations that the named defendants committed, condoned or failed to identify and disclose the misconduct alleged in the purported class action lawsuits, and that certain defendants sold our stock while in possession of knowledge of the alleged misconduct. The complaints do not specify the amount of damages sought. These derivative lawsuits have been stayed indefinitely by a court order as of December 14, 2004. The plaintiff in the Reusche derivative action moved to lift the stay and for permission to file a second amended verified shareholder derivative complaint, which motion was argued on August 8, 2007. In accordance with an agreement between the parties, the Court temporarily lifted the stay solely for the purpose of allowing the plaintiff to file a second amended verified shareholder derivative complaint, which alleges the same claims as were alleged in the prior complaint. The Court otherwise continued the stay.
We, and certain of our current and former officers, have been named in another purported shareholder class action lawsuit alleging violations of federal securities laws. This suit is styled as City of Brockton Retirement System v. The Shaw Group Inc., et al., and was filed on October 10, 2006, in the U.S. District Court for the Southern District of New York, Case No. 06-CV-8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Exchange Act on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that: (1) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal year 2006; and (2) in the second quarter of 2006, we materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought. To date, the action has not been certified as a class action by the Court. On September 25, 2007, the Judge signed an order appointing as lead plaintiffs The City of Brockton Retirement System and The Norfolk County Retirement System, and appointing as lead counsel for plaintiffs the firm of Labaton Sucharow & Rudoff LLP. On December 3, 2007, plaintiffs served an amended class action complaint, which includes the same substantive allegations and the same two claims as the initial complaint. Pursuant to a Court Order, we have until January 10, 2008 to respond to the amended complaint.

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
We currently have pending before the American Arbitration Association the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi).  In that matter, S&W seeks liquidated damages from Mitsubishi in the amount of approximately $38 million.  Mitsubishi denies liability for any liquidated damages and has asserted a counterclaim in which it requests that S&W be ordered as follows: (1) pay Mitsubishi approximately $13 million for equipment, parts and services and (2) return in full the approximately $16 million S&W obtained in draw-downs on letters of credit posted by Mitsubishi.  The arbitration panel hearing the case very recently rendered a contingent award that is primarily favorable to S&W.  We expect Mitsubishi to appeal the decision or otherwise seek to overturn it.  We previously made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case.  If Mitsubishi were to prevail in this matter, it could have a material adverse effect on our financial statements for the period in which any judgment becomes final.
See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for information related to our claims on major projects.
Environmental Liabilities
During fiscal year 2005, we identified environmental remediation that is required at one of our fabrication facilities. As of November 30, 2007 and August 31, 2007, the estimated liability was $0.1 million and $0.6 million, respectively.
LandBank, a subsidiary of our Environmental and Infrastructure segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $27.9 million of such real estate assets recorded in other assets on the accompanying balance sheets at November 30, 2007 as compared to $27.7 million at August 31, 2007. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. As of November 30, 2007, we had $6.5 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets compared to $6.7 million at August 31, 2007.

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
We entered into a new Employment Agreement (the New Employment Agreement) with our Chief Executive Officer and Chairman of the Board of Directors (CEO) effective January 23, 2007, to incorporate the agreement by the CEO to reduce the term of his prior agreement from ten (10) to three (3) years and to reduce the non-compete period from ten (10) to two (2) years. The New Employment Agreement amends and supersedes the former Employment Agreement between Shaw and our CEO dated April 10, 2001. In the event that our CEO resigns for Good Reason, or is discharged by us for reasons other than his Misconduct or Disability (as defined in the agreement), we will be obligated to pay our CEO, in a lump sum, his base salary in effect immediately prior to termination plus the highest bonus paid by us during the three years prior to termination multiplied by the number of years remaining in the term of the agreement, which, unless prior notice had been properly given, will be three years. Based on the CEO’s present salary ($1.76 million) and his highest bonus in the preceding three years ($2.11 million), in the event of a separation as described above, the CEO will be entitled to receive a lump sum payment from us of approximately $11.61 million. We will also be required to provide disability, accident and group health and dental insurance benefits substantially similar to those that our CEO was receiving immediately prior to termination for the remainder of the term of his agreement; provided, however that our obligation is reduced to the extent he receives comparable benefits from another employer. In addition, all long-term incentive awards previously granted to our CEO will become fully vested.
Under a new, separate Nondisclosure and Noncompetition Agreement of the New Employment Agreement, our CEO has agreed not to compete with us for a two-year period following termination of employment, and in consideration for this agreement, we have agreed upon his termination to pay the CEO a lump sum amount of $15.0 million plus interest earned while the funds are held in a trust fund. During each of fiscal years 2001, 2002 and 2003, we set aside $5.0 million to fund the potential non-compete payment, and the cost of the non-compete has been previously expensed. As of November 30, 2007 and August 31, 2007, the amount due to the CEO in association with this non-compete agreement, including interest earned, was $17.5 and $17.4 million, respectively, and is included in prepaid expenses and other current assets.
For 10 years from the date of the CEO’s termination, other than for Misconduct, the CEO is entitled to use our aircraft for up to 150 hours annually for his private use, provided that the value of the aircraft use does not exceed an annual benefit of $0.3 million (calculated as the incremental cost of operating the aircraft if used by the CEO.)
Note 11 — Supplemental Disclosure to Earnings (Loss) Per Common Share

	Three Months ended
	November 30,
	2007	2006
Weighted average shares outstanding (in thousands):
Basic	80,684	79,434
Diluted:
Stock options	2,514	—
Restricted stock	377	—

	83,575	79,434

The following table includes weighted-average incremental shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended
	November 30,
	2007	2006
Stock options	—	1,625
Restricted stock	—	294
Note 12 — Comprehensive Income (Loss)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	November 30,
		2006
	2007	(Restated)
Net income (loss)	$2,230	$(12,289)
Unrealized translation adjustment gains, net	1,424	2,022
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	5,931	—
Interest rate swap contract on JPY-denominated bonds, net of taxes of $587 and $1,602	(997)	(2,402)

Total comprehensive income (loss)	$8,588	$(12,669)

The foreign currency translation adjustments relate primarily to the varying strength of the U.S. dollar in relation to British pounds, Canadian dollars and the Euro.
Note 13 — Employee Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we sponsor (in thousands):

	Three Months Ended
	November 30,
	2007	2006
Service cost	$579	$1,349
Interest cost	2,443	1,266
Expected return on plan assets	(2,464)	(1,923)
Amortization of net loss	603	609
Other	6	9

Total net periodic benefit cost	$1,167	$1,310

We expect to contribute $7.9 million to our pension plans in fiscal year 2008. As of November 30, 2007, $2.4 million in contributions have been made.
Note 14 — Related Party Transactions
During fiscal year 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S., with two companies owned by one of our directors whom our Board of Directors had previously determined is not independent. Amounts paid to these companies were approximately $0.1 million for the three months ended November 30, 2007 compared to $1.1 million for the three months ended November 30, 2006.

Note 15 —	Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives
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
Unapproved Change Orders and Claims
The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded as of November 30, 2007 and 2006 and excludes all unrecorded amounts and individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues is as follows (in millions):

		2006
	2007	(Restated)

Amounts included in project estimates-at-completion at August 31	$15.1	$79.1
Changes in estimates-at-completion	0.6	1.3
Approved by customer	(3.8)	(16.2)
Increase in unapproved change orders and claims	17.1	12.1

Amounts included in project estimates-at-completion at November 30	$29.0	$76.3

Amounts accrued in revenues (or reductions to contract costs) at November 30	$28.7	$67.9

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
Project Incentives
Our contracts contain certain incentive and award fees that provide for increasing or decreasing our fee based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees follows SOP 81-1 which provides that all components of contract revenues, including probable incentive payments such as performance incentives and award fees should be considered in determining total estimated revenues.
Our revenue estimates-at-completion include an estimate of amounts which we expect to earn if we achieve a number of agreed upon criteria. As of November 30, 2007, and August 31, 2007, our project estimates included $40.9 million and $38.0 million, respectively, related to estimated achievement of these criteria. On a percentage of completion basis, we have recorded $37.6 million and $33.3 million of these estimated amounts in revenues for the related contracts and equal amount in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress as of November 30, 2007, and August 31, 2007, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.
Contract Losses
Contract losses on projects in progress reflected in earnings for the three months ended November 30, 2007 and 2006, were approximately $2.5 million and $10.9 million, respectively. Accrued contract losses on projects in progress are reflected on our balance sheet in billings in excess of estimated earnings on uncompleted contracts and were $6.2 million as of November 30, 2007 and $10.2 million as of August 31, 2007.
Note 16 — Business Segments
During 2007, we reviewed our reportable segments in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination, and our October 16, 2006 investment in Westinghouse, effective as of February 28, 2007, our new reportable segments are: Energy and Chemicals (E&C); Fossil & Nuclear; Maintenance; Environmental and Infrastructure (E&I); Pipe Fabrication and Manufacturing (F&M); and Investment in Westinghouse. The primary change from our previously reported segments is the addition of the Investment in Westinghouse segment and a split of our former E&C segment into two reportable segments: (1) Fossil & Nuclear segment; and (2) E&C segment. Since Westinghouse is a significant investment and is limited in its activities, the Chief Operating Decision Maker (CODM) reviews the performance of the investment in Westinghouse as a separate operating segment. In accordance with SFAS No. 131, we have restated prior period segment disclosures in these consolidated financial statements based on our new reportable segments.
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
The Maintenance segment performs routine and outage/turnaround maintenance, predictive and preventative maintenance, as well as construction and major modification services, to customers’ facilities in the industrial markets primarily in North America.
The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for energy and chemical plants. We operate several pipe fabrication facilities in the U.S. and abroad. We also operate two manufacturing facilities that provide products for our pipe fabrication services operations, as well as to third parties. In addition, we operate several distribution centers in the U.S., which distribute our products to our customers.
The Investment in Westinghouse segment includes our 20% equity interest in Westinghouse and the $1.1 billion in Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants.

	Three Months Ended
	November 30,
		2006
(In thousands, except percentages)	2007	(Restated)

Revenues:
Fossil & Nuclear	$598,529	$276,497
E&I	389,918	379,044
E&C	296,068	228,633
Maintenance	290,351	281,484
F&M	136,576	110,473
Corporate	718	—

Total revenues	$1,712,160	$1,276,131

Intersegment revenues:
Fossil & Nuclear	$449	$82
E&I	207	764
E&C	11	173
Maintenance	576	367

Total intersegment revenues	$1,243	$1,386

Gross profit:
Fossil & Nuclear	$42,907	$11,490
E&I	25,060	28,870
E&C	16,450	16,833
Maintenance	14,779	7,748
F&M	35,129	25,143
Corporate	693	—

Total gross profit	$135,018	$90,084

Gross profit percentage:
Fossil & Nuclear	7.2%	4.2%
E&I	6.4	7.6
E&C	5.5	7.4
Maintenance	5.1	2.8
F&M	25.7	22.7
Corporate	NM	NM

Total gross profit percentage	7.9%	7.1%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$33,190	$4,099
E&I	9,789	8,399
E&C	8,636	9,189
Maintenance	11,260	4,567
F&M	27,125	20,189
Investment in Westinghouse	(66,176)	(35,250)
Corporate items and eliminations	(20,304)	(25,453)

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$3,520	$(14,260)

	November 30,	August 31,
	2007	2007
Assets
Fossil & Nuclear	$925,956	$700,166
E&I	804,028	803,123
E&C	358,854	422,093
Maintenance	143,200	123,908
F&M	488,544	492,834
Investment in Westinghouse (see Note 1)	1,155,626	1,136,076
Corporate	994,921	972,592

Total segment assets	4,871,129	4,650,792
Elimination of investment in consolidated subsidiaries	(406,205)	(397,130)
Elimination of intercompany receivables	(289,137)	(305,660)
Income taxes not allocated to segments	(82,133)	(53,557)

Total consolidated assets	$4,093,654	$3,894,445

Major Customers
For the three months ended November 30, 2007 and 2006, we recorded revenues from one customer, Eastern Petrochemical Co., a joint venture between Saudi Basic Industries Corporation and SPDC Ltd. (a consortium led by the government of Japan and Mitsubishi), of our E&C and F&M segments of approximately $179.7 million and $136.7 million, respectively, representing approximately 10% and 11% of our total revenues. Revenues related to U.S. government agencies or entities owned by the U.S. government were $276.4 million and $329.8 million for the three months ended November 30, 2007 and 2006, respectively, representing approximately 16% and 26%, respectively, of our total revenues. These revenues were recorded primarily in our E&I segment.
Note 17 — New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for our fiscal year beginning September 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for our fiscal year beginning September 1, 2009 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial statements.
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
In November 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF 06-6). This consensus supersedes EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and applies to modifications or exchanges of debt instruments that occur during interim or annual reporting periods for our fiscal year beginning September 1, 2007. Adoption of this consensus did not have a material effect on our consolidated financial statements.

In September 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (EITF 06-1). EITF 06-1 indicates that if consideration is given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be contractually linked to the benefit received by the service provider’s customer, a service provider should use the guidance in EITF Issue No.01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. This consensus is effective for our fiscal year beginning September 1, 2007. Adoption of this consensus did not have a material effect on our consolidated financial statements.
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
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for our fiscal year beginning September 1, 2007, and therefore, we adopted the new requirements in the first quarter of fiscal year 2008 (see Note 8 — Income Taxes.)
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” a replacement of FASB Statement No. 125, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for our fiscal year beginning September 1, 2007. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have any impact on our consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155), which changes the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. SFAS 155 is effective for our fiscal year beginning September 1, 2007. Adoption of SFAS 155 in the first quarter of fiscal year 2008 did not have any impact on our consolidated financial statements.
Note 18 — Subsequent Events
In December 2007, our total number of shares of common stock outstanding increased by approximately 1.6 million shares representing the aggregate of stock option exercises and issuances of restricted stock awards related to our employee incentive compensation plans.
Note 19 — Restatement of Prior Fiscal Year Consolidated Statements
As reported in our Current Report on Form 8-K dated November 13, 2007, in connection with a review of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006, our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006, and our Quarterly

Reports on Form 10-Q for the three months ended February 28, 2007 and May 31, 2007, the Staff of the Corporate Finance Division of the Securities and Exchange Commission (the Staff) issued a letter in which the Staff commented on certain items in our consolidated financial statements. Specifically, the Staff’s comments addressed certain charges — primarily recorded and disclosed in the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006 — that related to fiscal years 2006 and 2005. As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our financial statements for the three months ended November 30, 2006. The previously reported net loss for the three months ended November 30, 2006 is reduced by $1.7 million. The adjustments include removal of prior period errors originally recorded in the period they were identified now being reflected in their correct prior periods. The adjustments are consistent with those addressed in Note 23 — Prior Year Restatement of Consolidated Financial Statements in Part II, Item 8 of our 2007 Form 10-K and include errors in the accounting for the following items:
•	Errors in the accounting for estimates of revenues and cost of revenues on contracts including improper recognition of allowances for uncollectible amounts resulting in changes to previously reported revenues and cost of revenues;

•	Deferred costs deemed unrecoverable and not properly reserved resulting in changes to previously reported cost of revenues;

•	Compensation related matters accounted for incorrectly, including vacation and benefit accruals, employment contracts, and stock-based compensation resulting in changes to costs of revenues, general and administrative expenses, other income and expense, and provision for income taxes;

•	Lease related items, including rent escalation provisions not properly accounted for and incorrect amortization of leasehold improvements resulting in changes to costs of revenues and general and administrative expenses; and

•	Other errors resulting in other adjustments that are less significant and affect various other accounts.
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
Reclassification of Discontinued Operations
During fiscal year 2006, a decision was made to actively engage in the marketing to sell Robotic Environmental Services, LLC (Robotics), and the related business was reclassified to discontinued operations. During fiscal year 2007, we entered into a lease transaction related to the primary operating assets of Robotics. This transaction resulted in us retaining a significant portion of the risks and rewards of the Robotics operations; therefore, the operations of the Robotics business have been reclassified back into continuing operations for all periods presented. Where applicable this reclassification is presented separately in the tables below.

The tables below provide the impact of the errors on our previously reported condensed consolidated financial statements (dollars in thousands):
Statement of Operations (Unaudited)

	Three Months Ended November 30, 2006
					Reclassification
					of
	Previously	Restatement			Discontinued
	Reported	Adjustments		As Restated	Operations	As Reported
Revenues	$1,270,202	$5,893	(a)	$1,276,095	$36	$1,276,131
Cost of revenues	1,183,800	655	(b)	1,184,455	1,592	1,186,047

Gross profit	86,402	5,238		91,640	(1,556)	90,084
General and administrative expenses	63,192	1,121	(c)	64,313	57	64,370

Operating income (loss)	23,210	4,117		27,327	(1,613)	25,714
Interest expense	(3,527)	(36)		(3,563)	—	(3,563)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(4,589)	—		(4,589)	—	(4,589)
Interest income	2,038	153		2,191	—	2,191
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(30,595)	—		(30,595)	—	(30,595)
Other foreign currency transaction gains (losses), net	(3,499)	—		(3,499)	—	(3,499)
Other income (expense), net	81	—		81	—	81

	(40,091)	117		(39,974)	—	(39,974)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(16,881)	4,234		(12,647)	(1,613)	(14,260)
Provision (benefit) for income taxes	(7,818)	2,101	(d)	(5,717)	(466)	(6,183)

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(9,063)	2,133		(6,930)	(1,147)	(8,077)
Minority interest	(3,543)	(717	)(e)	(4,260)	—	(4,260)
Earnings (losses) from unconsolidated entities, net of taxes	(240)	288	(f)	48	—	48

Income (loss) from continuing operations	(12,846)	1,704		(11,142)	(1,147)	(12,289)
Income (loss) from discontinued operations, net of taxes	(1,147)	—		(1,147)	1,147	—

Net income (loss)	$(13,993)	$1,704		$(12,289)	$—	$(12,289)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.16)	$0.03		$(0.13)	$(0.02)	$(0.15)
Income (loss) from discontinued operations, net of taxes	(0.02)	—		(0.02)	0.02	—

Net income (loss)	$(0.18)	$0.03		$(0.15)	$—	$(0.15)

Diluted:
Income (loss) from continuing operations	$(0.16)	$0.03		$(0.13)	$(0.02)	$(0.15)
Income (loss) from discontinued operations, net of taxes	(0.02)	—		(0.02)	0.02	—

Net income (loss)	$(0.18)	$0.03		$(0.15)	$—	$(0.15)

The adjustments for the three months ended November 30, 2006 include errors in the accounting for:

(a)	Adjustments primarily related to changes in estimated contract profit on certain projects not recorded when identified ($2.8 million), project incentives not recorded correctly ($1.0 million), improper recognition of liquidated damages on a project ($1.1 million), and elimination of intercompany revenues ($2.7 million).

(b)	Adjustments primarily related to changes in estimated contract profit on certain projects not recorded when identified ($0.2 million), elimination of intercompany costs ($2.7 million), adjustments to deferred costs deemed unrecoverable but not reserved ($2.2 million), project incentives not recorded correctly ($1.0 million) and project close-out costs not recorded timely ($0.7 million).

(c)	Adjustments primarily related to under accrued holiday pay ($0.5 million) and under accrual of legal expense ($0.5 million), incorrect amortization of leasehold improvements ($0.2 million).

(d)	Adjustment to record the income tax effect of restatements ($1.5 million) and correct an error related to the income tax benefit related to certain stock-based compensation ($0.6 million).

(e)	Adjustments to increase minority interest expense related to changes in estimated contract profit on a project not recorded when identified ($0.7 million).

(f)	Adjustment primarily related to Shaw’s share of unconsolidated entities’ improper capitalization of interest expense on construction in progress ($0.3 million).

Statement of Cash Flows (Unaudited)

	Three Months Ended November 30, 2006
	Previously	Restatement
	Reported	Adjustments	As Reported
Cash flows from operating activities:
Net income (loss)	$(13,993)	$1,704	$(12,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,976	1,256	10,232
Impairment of discontinued operations, net of taxes	883	(883)	—
Provision (benefit ) for deferred income taxes	(10,992)	1,469	(9,523)
Stock-based compensation expense	4,002	488	4,490
Accretion of interest on discounted long -term debt	697	—	697
Amortization of deferred debt issue costs	627	—	627
Amortization of contract adjustments	(840)	—	(840)
Provision for uncollectible accounts receivable	—	1,686	1,686
Losses (earnings) from unconsolidated entities, net of taxes	240	(288)	(48)
Distributions from unconsolidated entities	1,470	—	1,470
Foreign currency transaction (gains) losses, net	3,498	—	3,498
Foreign currency transaction (gains) losses, net (Westinghouse)	30,595		30,595
Gain (loss) on disposal of fixed assets	—	(258)	(258)
Minority interest	3,543	717	4,260
Payments for financed insurance premiums	(2,672)	(1)	(2,673)
Pension, net periodic costs	—	1,310	1,310
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	107,022	(3,692)	103,330
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	21,625	(4,108)	17,517
(Increase) decrease in inventories	(8,635)	2,217	(6,418)
(Increase) decrease in other current assets	28,660	(815)	27,845
(Increase) decrease in prepaid expenses	(9,516)	295	(9,221)
(Increase) decrease in other assets	—	(1,185)	(1,185)
Increase (decrease) in accounts payable	(63,780)	(919)	(64,699)
Increase (decrease) in accrued liabilities	23,622	868	24,490
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	7,708	8,196	15,904
Decrease in deferred revenue	—	(11,412)	(11,412)
Increase (decrease) in other operating activities, net	(1,262)	2,578	1,316

Net cash provided by (used in) operating activities	131,478	(777)	130,701
Cash flows from investing activities:
Purchases of businesses, net of cash received	(1,644)	—	(1,644)
Purchase of property and equipment	(8,891)	(24)	(8,915)
Proceeds from sale of property and equipment	820	—	820
Investment in and advances to unconsolidated entities and joint ventures	(625)	—	(625)
Investment in Westinghouse	(1,081,912)	—	(1,081,912)
Distributions from unconsolidated entities	8	—	8
Cash received from restricted and escrowed cash	2,299	—	2,299
Cash deposited into restricted and escrowed cash	(4,888)	—	(4,888)

Net cash provided by (used in) investing activities	(1,094,833)	(24)	(1,094,857)
Cash flows from financing activities:
Purchase of treasury stock	(3,012)	—	(3,012)
Repayment of debt and capital leases	(966)	—	(966)
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—	1,049,465
Deferred credit costs	(12,951)	—	(12,951)
Issuance of common stock	1,680	(9)	1,671
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,598	110	1,708
Proceeds from revolving credit agreements	243,261	—	243,261
Repayments of revolving credit agreements	(338,779)	—	(338,779)

Net cash provided by (used in) financing activities	940,296	101	940,397
Effects of foreign exchange rate changes on cash	826	—	826

Net increase (decrease) in cash and cash equivalents	(22,233)	(700)	(22,933)
Cash and cash equivalents — beginning of year	154,837	575	155,412

Cash and cash equivalents — end of year	$132,604	$(125)	$132,479

Balance Sheet (Unaudited)

	As of November 30, 2006
					Reclassification
					of
	Previously	Restatement			Discontinued
	Reported	Adjustments		As Restated	Operations	As Reported
Current assets:
Cash and cash equivalents	$132,604	$(125)		$132,479	$—	$132,479
Restricted and escrowed cash	45,948	—		45,948	—	45,948
Accounts receivable, including retainage, net	633,550	(21,813	)(a)	611,737	—	611,737
Inventories	109,983	14,506	(b)	124,489	—	124,489
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	435,033	19,546	(c)	454,579	—	454,579
Deferred income taxes	89,604	530		90,134	—	90,134
Other current assets	91,420	(4,767)		86,653	(2,896)	83,757

Total current assets	1,538,142	7,877		1,546,019	(2,896)	1,543,123
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	51,212	1,276		52,488	—	52,488
Investment in Westinghouse	1,090,964	—		1,090,964	—	1,090,964

Property and equipment at cost	349,623	254		349,877	2,896	352,773

Less: accumulated depreciation	(173,644)	(939)		(174,583)	—	(174,583)

Net property, plant, and equipment	175,979	(685)		175,294	2,896	178,190
Goodwill	514,402	—		514,402	—	514,402
Other assets	125,063	5,520		130,583	—	130,583

	$3,495,762	$13,988		$3,509,750	$—	$3,509,750

Current liabilities:
Accounts payable	$420,530	$(2,571)		$417,959	$—	$417,959
Accrued liabilities	240,063	13,089	(d)	253,152	—	253,152
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	325,907	3,874		329,781	—	329,781
Contract liability adjustments	2,521	—		2,521	—	2,521
Deferred revenue	13,295	(3,979)		9,316	—	9,316
Current maturities of long-term debt	5,806	3,688		9,494	—	9,494
Short-term revolving lines of credit	2,526	—		2,526	—	2,526
Revolving line of credit	53,000	—		53,000	—	53,000
Short-term debt	10,361	—		10,361	—	10,361
Current portion of obligations under capital leases	1,826	—		1,826	—	1,826

Total current liabilities	1,075,835	14,101		1,089,936	—	1,089,936
Long-term debt, less current maturities	30,340	(3,688)		26,652	—	26,652
Japanese Yen-denominated long-term bonds secured by investment in Westinghouse, net	1,080,610	—		1,080,610	—	1,080,610
Obligations under capital leases, less current portion	3,007	—		3,007	—	3,007
Deferred income taxes	12,589	—		12,589	—	12,589
Interest rate swap contract on Japanese Yen-denominated bonds	4,004	—		4,004	—	4,004
Other liabilities	40,829	3,976		44,805	—	44,805
Minority interest	16,868	717		17,585	—	17,585
Shareholders’ equity:
Preferred stock	—	—		—	—	—
Common stock	1,081,030	(533)		1,080,497	—	1,080,497
Retained earnings	281,969	(1,655)		280,314	—	280,314
Accumulated other comprehensive loss	(26,809)	1,070		(25,739)	—	(25,739)
Treasury stock	(104,510)	—		(104,510)	—	(104,510)

Total shareholders’ equity	1,231,680	(1,118)		1,230,562	—	1,230,562

	$3,495,762	$13,988		$3,509,750	$—	$3,509,750

(a)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable to cost and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts.

(b)	Adjustments primarily to more properly classify certain inventory items previously included in other current assets to inventory and to more properly reflect inventory paid for by customers in inventory.

(c)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable, more properly classify certain litigation accruals to accrued liabilities, partially offset by correction of an over accrual of costs and to more properly classify certain amounts to billings in excess of costs and estimated earnings on uncompleted contracts.

(d)	Adjustments primarily to more properly classify certain litigation accruals and other accruals from billings in excess of costs and estimated earnings on uncompleted contracts and to properly record accrued rent expense on lease escalations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements contained herein that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “forecast,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	risks related to our Investment in Westinghouse;

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues and the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds, letters of credit or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	outcomes of pending and future litigation and regulatory actions;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts and the impact of possible mis-estimates and/or cost escalations associated with our contracts;

•	ability of customers to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector customers that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, subcontractors and equipment manufacturers;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position, including our ability to increase our letters of credit and surety bonding capacity;

•	foreign currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel; including key members of our management;

•	risks related to our investments in military housing privatization entities and our indemnity agreements related thereto;

•	closing of any U.S. military bases related to our privatization interests;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of war and/or terrorists’ actions;

•	significant changes in market prices of our equity securities that could change further;

•	recent changes in accounting for equity-related compensation that could impact our financial statements and our ability to attract and retain key employees;

•	unavoidable delays due to weather conditions;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions;

•	environmental factors and changes in laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	maintaining access to sufficient bonding capacity; and

•	protection and validity of patents and other intellectual property rights.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see “Item 1A. — “Risk Factors” in our 2007 Form 10-K as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.shawgrp.com.
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses our financial position as of November 30, 2007, and the results of our operations for the three months ended November 30, 2007 (our first quarter of fiscal year 2008), and should be read in conjunction with: (1) the unaudited condensed consolidated financial statements and notes contained herein; and (2) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 (2007 Form 10-K).
General
The Shaw Group Inc. (Shaw, we, us, our) was founded in 1987 by Jim Bernhard, Chairman and Chief Executive Officer, and two colleagues as a fabrication shop in Baton Rouge, Louisiana. We have evolved into a diverse engineering, technology, construction, fabrication, environmental and industrial services organization. We provide our services to a diverse customer base that includes multinational and national oil companies and industrial corporations, regulated utilities, independent and merchant power producers, government agencies and other equipment manufacturers. Through organic growth and a series of strategic acquisitions, we have significantly expanded our expertise and the breadth of our service offerings.
Comments Regarding Future Operations
Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.
Overview
All of our operating segments experienced revenue growth in the three months ended November 30, 2007, as compared to the same period in the prior fiscal year. The revenue growth was fueled by continued strength in the global markets served by us for power generation capacity, petrochemicals and refined products. These markets are being driven by worldwide demand and economic expansion, and our increased volume of business reflects the new power generation and chemical contracts signed during late fiscal year 2006 and throughout fiscal year 2007. Additionally, activity levels in our Maintenance segment continue to increase with strong demand for our services from existing customers.
We experienced strong earnings in all of our operating segments except our Investment in Westinghouse segment where we recorded approximately $57 million in non-cash foreign currency translation losses.

We generated significant positive operating cash flows in the first quarter of fiscal year 2008 primarily from positive cash flows earned on in-process projects. We generated significant positive operating cash flows in the prior comparative first quarter period due primarily to collections of accounts receivable related to fiscal year 2006 disaster relief and recovery services work.
In fiscal year 2007, we achieved record levels of backlog and expect our primary challenge in 2008 continue to be the successful execution of our backlog of unfilled orders. We expect that our fiscal year 2008 revenues will continue to increase as compared to fiscal year 2007 as we progress on our major power generation, chemical and petrochemical contracts.
Consolidated Results of Operations
Consolidated Revenues:

		(Restated)
(dollars in millions)	November 30, 2007	November 30, 2006	$ Change	% Change
Three months ended	$1,712.2	$1,276.1	$436.1	34.2%
The increase in consolidated revenues in the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is due primarily to winning new awards relating to air quality and emissions control work, and new coal power generation projects that our Fossil & Nuclear segment signed in fiscal years 2006 and 2007. Also contributing to the increasing revenues is our work on major chemical and petrochemical projects in our E&C segment.
Consolidated Gross Profit:

		(Restated)
(dollars in millions)	November 30, 2007	November 30, 2006	$ Change	% Change
Three months ended	$135.0	$90.1	$44.9	49.8%
The business activities that contributed to the increases in revenues addressed above also impacted our consolidated gross profit. Additionally, our F&M segment, which has historically produced our highest gross profit percentage results, is experiencing significant increases in activity driven by the worldwide demand for fabricated piping systems for power generation, chemical and petrochemical new build applications.
Consolidated General & Administrative Expenses (G&A):

		(Restated)
(dollars in millions)	November 30, 2007	November 30, 2006	$ Change	% Change
Three months ended	$68.9	$64.4	$4.5	7.0%
Consolidated general and administrative expenses increased for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year in order to support our increasing business activity levels. Specific areas that contributed to the increase in general and administrative expenses during the fiscal year 2008 period included increased labor costs due to higher headcount, accounting and auditing costs and increased insurance costs.
Consolidated Interest Expense:

		(Restated)
(dollars in millions)	November 30, 2007	November 30, 2006	$ Change	% Change
Three months ended	$11.1	$8.2	$2.9	35.4%
Consolidated interest expense increased for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year due to the addition of $8.9 million and $4.6 million for the fiscal year 2008 and 2007 quarterly periods, respectively, from the Westinghouse Bonds which were issued on October 13, 2006, during our first fiscal quarter of fiscal year 2007.

Consolidated Income Taxes:

		(Restated)
(dollars in millions)	November 30, 2007	November 30, 2006	$ Change	% Change
Three months ended	$2.1	$(6.2)	$8.3	NM
Our consolidated effective tax rate for the three months ended November 30, 2007 and 2006 was a provision of 60.1% and a benefit of 43.4% respectively. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Our effective tax rate is dependent on the location and amount of our taxable earnings. The change in the effective tax rate is due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, and increases in certain non-deductible expenses.
We adopted the provisions of FIN 48 on September 1, 2007, the first day of our fiscal year 2008. FIN 48 prescribes a minimum threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, we recognized a $5.0 million reduction in the opening balance of our shareholder’s equity. This resulted from changes in the amount of tax benefits related to uncertain tax positions and the accrual of potential interest and penalties on those uncertain tax positions. There was no impact on our earnings. See Note 8 — Income Taxes for additional information about the impact of adoption of FIN 48.
Consolidated Earnings (Losses) from Unconsolidated Entities:

		(Restated)
(dollars in millions)	November 30, 2007	November 30, 2006	$ Change	% Change
Three months ended	$5.8	$0.1	$5.7	NM
The increased earnings from unconsolidated entities for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year was primarily due to the acquisition of our 20% equity interest in Westinghouse. Additionally, on November 20, 2007, we sold one of our investments in military housing privatization and recorded a pre-tax gain of approximately $2.3 million. Partially offsetting the increase is an additional impairment recorded for our KB Home/Shaw Louisiana LLC joint venture of $1.1 million ($0.7 million, net of tax) in the November 30, 2007 quarter resulting from the continued slump in residential real estate development due to the credit markets and slow demand for residential housing.
Consolidated Net Income (Loss):

		(Restated)
(dollars in millions)	November 30, 2007	November 30, 2006	$ Change	% Change
Three months ended	$2.2	$(12.3)	$14.5	NM
The increase in consolidated net income for the three months ended November 30, 2007 as compared to the loss the same period in the prior fiscal year 2007 is due primarily to the successful progress on our major contracts as discussed above offset by the impact of non-cash foreign currency exchange rate changes on our Yen-denominated Westinghouse Bonds. Our net income includes the impact of our Investment in Westinghouse segment of $(35.3) million loss for the three months ended November 30, 2007 and $(21.4) million loss for the three months ended November 30, 2006, which primarily reflects the impact of exchange rate changes on the Westinghouse Bonds. There are no results of operations of Westinghouse included in the three months ended November 30, 2006 financial results as we acquired our investment interest in October 2006 (i.e. the first quarter of our fiscal year 2007) and we record their results of operations two-months in arrears.

NM — Not Meaningful.

Segment Results of Operations
The comments and tables that follow compare selected summary financial information for our segments for the first fiscal quarters ended November 30 of the 2008 and 2007 fiscal years. Selected summary financial information for our segments is as follows (in millions, except for percentages):

	November 30,	November 30,
	2007	2006	$ Change	% Change
		(Restated)
Revenues:
Fossil & Nuclear	$598.5	$276.5	$322.0	116.5%
E&I	389.9	379.0	10.9	2.9
E&C	296.1	228.6	67.5	29.5
Maintenance	290.4	281.5	8.9	3.2
F&M	136.6	110.5	26.1	23.6
Corporate	0.7	—	0.7	NM

Total revenues	$1,712.2	$1,276.1	$436.1	34.2%

Gross profit:
Fossil & Nuclear	$42.9	$11.5	$31.4	$273.0%
E&I	25.1	28.9	(3.8)	(13.2)
E&C	16.4	16.8	(0.4)	(2.4)
Maintenance	14.8	7.8	7.0	89.7
F&M	35.1	25.1	10.0	39.8
Corporate	0.7	—	0.7	NM

Total gross profit	$135.0	$90.1	$44.9	49.8%

Gross profit percentage:
Fossil & Nuclear	7.2%	4.2%
E&I	6.4	7.6
E&C	5.5	7.4
Maintenance	5.1	2.8
F&M	25.7	22.7
Corporate	NM	NM

Total gross profit percentage	7.9%	7.1%
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$33.2	$4.1	$29.1	709.8%
E&I	9.8	8.4	1.4	16.7
E&C	8.6	9.2	(0.6)	(6.5)
Maintenance	11.3	4.6	6.7	145.7
F&M	27.1	20.2	6.9	34.2
Investment in Westinghouse	(66.2)	(35.3)	(30.9)	(87.5)
Corporate items and eliminations	(20.3)	(25.5)	5.2	20.4

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$3.5	$(14.3)	$17.8	NM

NM — Not Meaningful.

The following table presents our revenues by geographic region generally based on the site location of the project:

	Three Months Ended
	November 30,
	2007		2006 (Restated)
	(In Millions)%		(In Millions)%
United States	$1,343.9	78	$1,024.7	80
Asia/Pacific Rim	81.1	5	46.6	4
Middle East	195.9	11	155.9	12
Canada	4.4	—	2.9	—
Europe	67.8	4	34.3	3
South America and Mexico	9.3	1	7.5	1
Other	9.8	1	4.2	—

Total revenues	$1,712.2	100%	$1,276.1	100%

Business Segment Analysis
Fossil & Nuclear Segment
Our Fossil & Nuclear segment is experiencing significant growth in domestic demand for our services primarily in the areas of emissions control and coal fired power generation facilities.
Revenues
The increase in Fossil & Nuclear revenues for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to:
•	an increase in activity and commencement of work on our Air Quality Control Systems’ (AQCS) Flue Gas Desulphurization (FGD) projects that were awarded during fiscal years 2006 and 2007; and

•	an increase in activity and commencement of work on our major clean coal power projects that were awarded during fiscal years 2006 and 2007.
The increase in revenues for the three months ended November 30, 2007 as compared to the same period of the prior fiscal year is partially offset by:
•	substantial completion in fiscal year 2007 of a major fossil power project;

•	decreases in revenues from the transmission and distribution projects; and

•	completion of major engineering services projects in the first half of fiscal 2007.
We expect fiscal year 2008 revenues for the Fossil & Nuclear segment will be higher than fiscal year 2007 due to the number of major projects that we are currently executing as well as increasing activity related to our nuclear business.
Gross Profit (Loss) and Gross Profit (Loss) Percentage
The increase in Fossil & Nuclear gross profit for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to an increase in gross profit results on AQCS projects and major coal fired power generation projects. Additionally, a gain of approximately $3 million was recorded as a result of the sale of our remaining power generation plant equipment.

The increase in gross profit and gross profit percentage for the three months ended November 30, 2007 as compared to the November 30, 2006 period is partially offset by:
•	a change in estimate related to an international project resulting in an increase in the associated contract loss provision on that project which reduced gross profit by approximately $1.3 million;

•	a change in estimate project gross profit for a domestic AQCS project resulting in a cumulative adjustment that reduced gross profit by approximately $2.5 million; and

•	approximately $2.8 million in costs for nuclear power plant design work that is not reimbursable under existing contracts.
The Fossil & Nuclear segment has recorded revenues of $15.1 million related to unapproved change orders and claims as of November 30, 2007 on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be $22.4 million. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
The increase in Fossil & Nuclear income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to the factors affecting gross profit addressed above.
E&I Segment
The first quarter of fiscal year 2008 reflects substantially consistent activity levels compared to the first quarter of fiscal year 2007, with increases in Federal environmental services offset by decreases in disaster relief and emergency response services.
Revenues
The increase in E&I segment revenues for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to:
•	activity from a military housing privatization joint venture that was consolidated in the third quarter of fiscal year 2007

•	activity from two consolidated joint ventures providing services to the U.S. Department of Energy (DOE); and

•	domestic environmental services performed for U.S. government customers.
The increase in revenues for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is partially offset by a decrease in disaster relief, emergency response and recovery services in the gulf region of the U.S.
For the remainder of fiscal year 2008 we expect E&I segment revenues to be generally comparable to fiscal year 2007 revenues based on projections for project work currently in backlog and anticipated new work opportunities that will be executed during the 2008 fiscal year.
Gross Profit and Gross Profit Percentage
The decrease in gross profit and gross profit percentage for the E&I segment for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to:
•	the decrease in disaster relief, emergency response and recovery services in the gulf region of the U.S.;

•	a decrease in gross profit and gross profit percentage earned on our consolidated joint ventures for the DOE;

•	a decrease in gross profit percentage resulting from recording no gross profit on approximately $24.1 million in revenues related to the recently consolidated military housing privatization joint venture loss contracts; and

•	approximately $1.9 million write-off of doubtful accounts receivable from certain international customers.
The decrease in gross profit and gross profit percentage for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is partially offset by:
•	a favorable gross profit and related gross profit percentage earned on domestic environmental services performed for U.S. government customers; and

•	a favorable variance from increased labor utilization and a reduction in overhead labor and fringe costs.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
The increase in E&I segment income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to the factors impacting gross profit addressed above combined with a reduction in general and administrative expenses from lower labor and fringe costs and lower accruals for legal matters.
E&C Segment
Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions is providing a continued strong petrochemicals market, resulting in increasing activity levels for the E&C segment in fiscal year 2008, as compared to fiscal year 2007.
Revenues
The increase in E&C segment revenues for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to:
•	an increase in customer furnished materials ($134.4 million and $71.9 million for the three months ended November 30, 2007 and 2006 respectively) related primarily to a major international petrochemical project. The project had higher construction activity than the prior year. No gross profit is recognized on revenues related to customer furnished materials; and

•	an increase in number of other petrochemical projects in progress the three months ended November 30, 2007 compared to the same period of the prior year.
The increase in revenues for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is partially offset by the following:
•	decrease in services revenues from a major international petrochemical project. In comparative prior fiscal period the contract was at peak engineering levels; and

•	comparative prior fiscal period revenues included revenue from a major refinery project which was completed in fiscal year 2007.

Gross Profit and Gross Profit Percentage
The decrease in gross profit for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is attributable primarily to lower activity associated with a major international petrochemical project that was at peak engineering levels in the comparative period of the prior fiscal year, and by a $2.5 million write-off of doubtful accounts receivable from several customers.
The decrease in gross profit for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year was offset primarily by recognition in the comparative prior year period of a $6.5 million loss provision on a gulf coast EPC project and increased activity from certain other petrochemical projects and a refining project.
The decrease in gross profit percentage during the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is related primarily to the increase in “customer furnished materials” mentioned above, which describes circumstances where we assist in the procurement of equipment and materials on a cost reimbursable basis on behalf of our customers. Revenues and costs on customer furnished materials do not impact gross profit or net income, but increase revenues and costs in equal amounts. As a result, customer furnished materials have the effect of reducing our reported gross profit percentages.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
The E&C segment income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year primarily due to the changes in gross profit addressed above and higher general and administrative expenses, offset by lower foreign currency transaction costs related to changes in currency exchange rates and higher net interest income.
Maintenance Segment
We experienced increased activity in our Maintenance segment from projects for chemical industry customers during the quarter ended November 30, 2007, offsetting a decline in power generation project activity resulting from the completion in fiscal year 2007 of a major power generation project. We continue to perform a higher volume of outage and nuclear refueling work for our customers primarily in the power generation industry in the fall and spring (our first and third fiscal quarters). Accordingly, our activity levels are typically higher during these periods.
Revenues
Maintenance revenues for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year reflect:
•	an increase in construction services related to activity driven primarily by two significant projects in the chemicals industry;

•	the conversion of a significant project for maintenance and modification services with a customer in the power generation industry from a contract performed with a joint venture partner to a Shaw-only arrangement;

•	a decrease in the number of nuclear refueling outages for which we performed maintenance and modification services compared to those performed for the same customers during the same quarter a year ago due to the timing of the refueling outages which run on an 18 or 24 month cycle; and

•	a reduction in the activity due to the completion of an energy project in the U.S. in the second quarter of fiscal year 2007.

We anticipate fiscal year 2008 revenues to remain at or near 2007 levels despite the completion of a major construction contract for a customer in the energy industry. We anticipate providing additional services for current and new customers in the energy and chemical industries due to increased market demand.
Gross Profit and Gross Profit Percentage
The increase in maintenance gross profit and gross profit percentage for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to:
•	the increase in construction projects which, though shorter in duration, have a higher gross profit percentage than typical maintenance projects;
•	improved market conditions and improved performance resulting in improved profit margins; and
•	changes in estimates in the comparative prior year period which had negatively affected gross profit and gross profit percentage in the same quarter of the previous year.
Our Maintenance segment has recorded cumulative revenues from the inception of projects to date of $33.4 million related to estimated project incentives and unapproved change orders and claims as of November 30, 2007. These are recorded to current revenues on a percentage of completion basis. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to the changes in gross profit addressed above, offset by an increase in general and administrative expenses attributable primarily to an increase in the costs related to accounting and human resources to support our business growth.
F&M Segment
Our fabrication and manufacturing segment continues to be driven by strong global demand for its piping systems fabrication and manufacturing and distribution supply services. The segment is continuing the construction of its new facility in Mexico which will increase our capacity to meet more of the worldwide fabrication demand. We expect the facility to be operational in the third quarter of fiscal year 2008.
Revenues
The increase in F&M segment revenues for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is due primarily to significant growth in both the domestic and foreign markets. We experienced increases in the domestic and foreign markets as a result of the increasing demand in the power generation, refining and oil and gas industries.
We anticipate that demand for our products and services will continue to increase throughout fiscal year 2008 due to the increased demand resulting from the new contract awards in the domestic and foreign markets and the continued shortage of materials available in the manufacturing and distribution global markets.

Gross profit and Gross Profit Percentage
The increase in F&M segment gross profit and gross profit percentage for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is primarily attributable to the increased volume driven by the strong demand for all of our products in both the domestic and foreign markets as indicated above.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is due primarily to the increases in revenues and the factors impacting gross profit as listed above. General and administrative expenses increased for the three months of fiscal year 2008 compared to the 2007 period, due to increased labor costs utilized to support the higher demand in our end markets.
Investment in Westinghouse Segment
The Investment in Westinghouse segment includes our equity investment in Westinghouse that was acquired on October 16, 2006 (in our first fiscal quarter of 2007). Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the period from June 30, 2007 to September 30, 2007 are included in our fiscal 2008 first quarter results of operations. The three months ended November 30, 2006 period does not reflect results of operations from Westinghouse because the investment in Westinghouse occurred after September 30, 2006, but does include the impacts of other items mentioned below including interest expense and foreign currency translation gains (losses).
The total impact from the Investment in Westinghouse segment on our income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended November 30, 2007 and 2006 was income (loss) of $(66.2) million and $(35.3) million, pre-tax, respectively. These amounts for the three months ended November 30, 2007 and 2006 included the following:
•	interest expense on the Westinghouse Bonds including discount accretion, letter of credit fees and deferred financing cost amortization of approximately $8.9 million and $4.6 million, respectively; and
•	foreign currency translation gains (losses) on JPY-denominated bonds, net, of approximately $(57.2) million and $(30.6) million, respectively.
Additionally, our net income (loss) for the three months ended November 30, 2007 includes income from our 20% interest in Westinghouse earnings of $4.8 million.
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

Corporate
General and Administrative Expenses
The increase in general and administrative expenses for the three months ended November 30, 2007 as compared to the same period in the prior fiscal year is attributable primarily to higher labor and benefit costs resulting from staff increases, an increase in health insurance costs per employee, and additional audit and professional fees.
Related Party Transactions
During fiscal year 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S. with two companies owned by one of our directors whom our Board of Directors had previously determined is not independent. Amounts paid to these companies were approximately $0.1 million for the three months ended November 30, 2007 compared to $1.1 million for the three months ended November 30, 2006.
Liquidity and Capital Resources
Liquidity
We generated significant positive operating cash flows in the first quarter of fiscal year 2008 primarily from positive cash flows earned on in-process projects. We generated significant positive operating cash flows in the prior comparative first quarter period due primarily to collections of accounts receivable related to fiscal year 2006 disaster relief and recovery services work and the positive cash performance on several EPC projects. While markets for our EPC services continue to be strong, our ability to continue to sign incremental major EPC contracts may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our customers reducing letter of credit and surety requirements on new work. Additionally, the increase in the usage of the Credit Facility for performance letters of credit may reduce our borrowing capacity available for general working capital needs. We are seeking to amend our Credit Facility to increase the maximum capacity from the current $1.0 billion amount to $1.25 billion and increase the amount effective under the facility from $850 million to $1.0 billion. We forecast concluding this amendment in January, 2008.
As of November 30, 2007, we had cash and cash equivalents of $465.5 million, which excluded $16.0 million of restricted and escrowed cash, and $112.1 million of revolving credit availability under our Credit Facility. The strength of our end markets provides opportunities to increase our market share, but we expect that we will need to obtain additional letter of credit capacity to achieve such growth. As of November 30, 2007, we were in compliance with the financial covenants contained in the Credit Facility agreement. During fiscal year 2007, we obtained waivers of financial reporting requirements in the Credit Facility through December 31, 2007, as a result of previous delays in filing our periodic reports with the SEC.
See Note 7 — Long-Term Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements for a description of: (1) the terms and interest rates related to our Credit Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Credit Facility; and (3) a description of our Credit Facility financial covenants.
We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.
As of November 30, 2007, approximately $90 million of our cash was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances. In the event of a taxable transaction, this may impact the timing of our utilization of U.S. net operating losses, but would not increase our current cash tax expense.

Cash Flow for the Three Months ended November 30, 2007 versus the Three Months ended November 30, 2006
The following table sets forth the cash flows for the three months ended November 30 (in thousands):

	2007	2006	Change
Cash flows provided by operations	$108,559	$130,701	$(22,142)
Cash flows (used in) investing	(5,880)	(1,094,857)	1,088,977
Cash flows provided by financing	20,381	940,397	(920,016)
Effect of foreign exchange rate changes on cash	1,098	826	272
The decrease in first quarter fiscal year 2008 operating cash flows as compared to the same period in the prior year resulted from a significant improvement in E&I segment operating cash flows in the fiscal year 2007 period due primarily to collection of amounts due to us in connection with disaster relief, emergency response and recovery services performed for federal, state and local government agencies, and private entities performed during fiscal year 2006. Cash flows (used in) investing activities decreased in the first three months of fiscal year 2008 as compared to the same 2007 fiscal year period primarily due to the $1.1 billion acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds with an approximate principal amount of $1.1 billion in October 2006. Net cash flows provided by financing activities was lower during the first quarter of fiscal year 2008 as compared to the first three months of fiscal year 2007 primarily due to the acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds.
Other Revolving Lines of Credit
In addition to our domestic Credit Facility, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions which are available for letters of credit and, to a lesser extent, working capital loans. See Note 7 — Long-Term Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements for additional information.
Senior Notes
Our remaining Senior Notes were redeemed on May 31, 2007. We funded the redemption with existing cash on hand.
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
See Note 5 — Equity Method Investments and Variable Interest Entities included in Part I, Item 1 — Financial Statements for a discussion of guarantees related to our Privatization entities.
Commercial Commitments
Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse our lenders for payments on these letters of credit. At November 30, 2007, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$759.9	$109.5	$524.0	$76.7	$49.7
Surety bonds	818.1	492.1	295.8	4.3	25.9

Total Commercial Commitments	$1,578.0	$601.6	$819.8	$81.0	$75.6

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to December 1, 2007.
Of the amount of outstanding letters of credit at November 30, 2007, $530.1 million were issued to customers in connection with contracts (performance letters of credit). Of the $530.1 million, five customers held $325.3 million or 61% of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project is $97.3 million.
As of November 30, 2007 and August 31, 2007, we had total surety bonds of $818.1 million and $875.2 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability as of November 30, 2007 and August 31, 2007 was $456.1 million and $467.7 million, respectively.
Fees related to these commercial commitments were $3.8 million and $2.8 million for the three months ended November 30, 2007 and 2006, respectively.
See Note 7 — Long-term Debt and Revolving Lines of Credit to our condensed consolidated financial statements in Item 1 or Part I of this report for a discussion of long-term debt, and Note 10 — Contingencies and Commitments to our condensed consolidated financial statements in Item 1 or Part I of this report for a discussion of contingencies and commitments.
Critical Accounting Policies
Item 7 of Part II of our 2007 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. The only significant change to our application of critical accounting policies and estimates is our adoption of FIN 48, which is discussed below.
Accounting for Uncertainty in Income Taxes
We adopted FIN 48 in the first quarter of fiscal year 2008. In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, we recognized a $5.0 million reduction in the opening balance of our shareholder’s equity. This resulted from changes in the amount of tax benefits related to uncertain tax positions and the accrual of potential interest and penalties on those uncertain tax positions. There was no impact on earnings. See Note 8 — Income Taxes.
We recognize potential interest and penalties related to unrecognized tax benefits within our consolidated operations in income tax expense.

Backlog of Unfilled Orders
Backlog is based on legally binding agreements for projects that management believes are probable to proceed. Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Awards are evaluated by management on a project-by-project basis, and are reported for each period shown based upon the nature of the underlying contract, commitment, and other factors, which may include the economic, financial and regulatory viability of the project and the likelihood of the contract proceeding.
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
Fossil & Nuclear and E&C Segments. We define our backlog in the Fossil & Nuclear segment and in the E&C segment to include projects for which we have received a commitment from our customers and our pro rata share of our unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time.
E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and our pro rata share of unconsolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on indications of future values provided by our customers, our experience with similar awards, similar customers and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our expected value. The programs are monitored and estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract value in the E&I backlog. Our E&I segment backlog does not include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
Maintenance Segment. We define our backlog in the Maintenance segment to include projects which are based on legally binding contracts from our customers and our pro rata share of unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated projects. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues. Our backlog for maintenance work is derived from maintenance contracts and our customers’ historic maintenance requirements, as well as our future cost estimates based on the client’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.

F&M Segment. We define our backlog in the F&M segment to include projects for which we have received a commitment from our customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for customers’ anticipated projects.
Our backlog is as follows:

	November 30, 2007		August 31, 2007
By Segment	(In Millions)%		(In Millions)%
Fossil & Nuclear	$6,578.6	47	$6,768.9	47
E&I	2,816.7	20	2,589.2	18
E&C	2,335.4	17	2,550.8	18
Maintenance	1,544.8	11	1,691.6	12
F&M	715.0	5	713.8	5

Total backlog	$13,990.5	100%	$14,314.3	100%

	November 30, 2007		August 31, 2007
By Industry	(In Millions)%		(In Millions)%
E&I	$2,816.7	20	$2,589.2	18
Power Generation	8,137.8	59	8,417.5	59
Chemical	2,973.9	21	3,253.8	23
Other	62.1	—	53.8	—

Total backlog	$13,990.5	100%	$14,314.3	100%

	November 30, 2007		August 31, 2007
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$11,096.7	79	$11,228.1	78
International	2,893.8	21	3,086.2	22

Total backlog	$13,990.5	100%	$14,314.3	100%

Backlog for the Fossil & Nuclear segment as of November 30, 2007 decreased $190.3 million as compared to August 31, 2007, primarily as a result of the execution of existing projects at a faster rate than the addition of new work. There were no significant new major fossil or nuclear projects awarded to us during the first quarter of 2008, but we did record growth on an existing fossil contract during the quarter. We expect our proposal activities primarily related to domestic nuclear new build projects to begin having an impact on our backlog during fiscal years 2008 and 2009.
Backlog for the E&I segment as of November 30, 2007 increased $227.5 million compared to August 31, 2007. Awards for the first quarter of fiscal year 2008 primarily relate to a scope increase and consolidation of a previously unconsolidated entity of approximately $339 million in our contract with the DOE, an increase of approximately $138 million in our global contingency construction contract with the DOD, and project awards for remediation, consulting and logistics services from federal and commercial customers.
As of November 30, 2007, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I backlog, accounting for $2.5 billion or 89% of the backlog. Unfunded backlog related to federal government projects awarded for which funding has not been approved is $2.1 billion and $2.0 billion at November 30, 2007 and August 31, 2007, respectively.
Backlog for the E&C segment as of November 30, 2007 decreased $215.4 million as compared to August 31, 2007. New orders booked in the quarter did not replace the work executed during the quarter. Included in backlog at November 30, 2007 and August 31, 2007, is $848 million and $994 million, respectively, of customer furnished materials which do not have any associated gross profit. At November 30, 2007, two customers account for approximately $1.7 billion or approximately 74% of backlog for the E&C segment.

Backlog for the Maintenance segment as of November 30, 2007 decreased $146.8 million as compared to August 31, 2007. The decrease in backlog was due primarily to the high volume of seasonal outage-related work performed during the quarter. At November 30, 2007, two customers account for nearly $917 million or 59% of the Maintenance segment backlog.
Backlog for the F&M segment as of November 30, 2007 increased $1.2 million as compared to August 31, 2007 due to continuing demand in the chemical, petrochemical, refining, and power generation industries for our fabrication and manufacturing and distribution services. At November 30, 2007, two customers account for approximately $198 million or 28% of backlog for the F&M segment.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 17 — New Accounting Pronouncements of our condensed consolidated financial statements in Part I, Item 1 — Financial Statements.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk of our 2007 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2007.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2007 because of the material weaknesses discussed below.
Identification of Material Weaknesses
As part of our quarterly evaluation of the effectiveness of our internal controls over financial reporting described above, we considered the restatements that have occurred during the year and the resulting delays in our periodic filings. As a result of these factors, we have concluded that the following material weaknesses in internal control over financial reporting existed as of August 31, 2007 and continue to exist as of November 30, 2007:
1. Control Environment over Financial Reporting
We did not maintain an adequate control environment over financial reporting. Specifically, the following deficiencies were identified as of August 31, 2007 and continue to exist at November 30, 2007:
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
3. Period-End Financial Reporting Process
We did not maintain effective controls over our period-end reporting process. Specifically, the following deficiencies were identified as of August 31, 2007 and continue to exist at November 30, 2007:
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
The aforementioned material weaknesses contributed to the restatements of our annual and interim financial statements. Additionally, the material weaknesses result in a reasonable possibility that material misstatements of our interim or annual financial statements would not be prevented or detected on a timely basis by our internal control over financial reporting. In addition, we identified the following material weaknesses in internal control over financial reporting in our Quarterly Report on Form 10-Q/A for the period ended November 30, 2006, which remain in effect as of November 30, 2007:
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
In light of the material weaknesses described above, we performed additional procedures that were designed to provide management with reasonable assurance regarding the reliability of: (i) our financial reporting; and (ii) the preparation of the consolidated financial statements contained in this Form 10-Q. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 — Contingencies and Commitments of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference

3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

10.1	Waiver dated as of November 26, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on November 30, 2007	1-12227	10.1

†*10.2	Employment Agreement and Nondisclosure and Noncompetition Agreement, both effective as of July 4, 2007, by and between the Company and Lou Pucher

†*10.3	Employment Agreement and Nondisclosure and Noncompetition Agreement, both effective as of October 10, 2007, by and between the Company and Dirk J. Wild

†*10.4	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through November 2, 2007)

†*10.5	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan (as amended and restated through November 2, 2007)

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference

†*10.6	Form of Restricted Stock Unit Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through November 2, 2007)

10.7	Summary of certain compensation payable to Thos. E. Capps for services as a director of the Company.	The Shaw Group Inc. Current Report on Form 8-K/A filed on October 5, 2007	1-12227	Description contained in Item 1.01 of Form 8‑K/A

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: January 9, 2008	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX
Form 10-Q Quarterly Report for the Quarterly Period ended November 30, 2007.
Exhibits not incorporated by reference to a prior filing, and which are filed herewith are designated by a cross (†); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.  The exhibits with the asterisk symbol (*) are compensatory arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference

3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

10.1	Waiver dated as of November 26, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on November 30, 2007	1-12227	10.1

†*10.2	Employment Agreement and Nondisclosure and Noncompetition Agreement, both effective as of July 4, 2007, by and between the Company and Lou Pucher

†*10.3	Employment Agreement and Nondisclosure and Noncompetition Agreement, both effective as of October 10, 2007, by and between the Company and Dirk J. Wild

†*10.4	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through November 2, 2007)

†*10.5	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan (as amended and restated through November 2, 2007)

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference

†*10.6	Form of Restricted Stock Unit Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan (as amended and restated through November 2, 2007)

10.7	Summary of certain compensation payable to Thos. E. Capps for services as a director of the Company.	The Shaw Group Inc. Current Report on Form 8-K/A filed on October 5, 2007	1-12227	Description contained in Item 1.01 of Form 8‑K/A

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002