Form 10-Q
period 2008-02-29
SHAW GROUP INC
filed 2008-04-09
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 1-12227
The Shaw Group Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1106167

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4171 Essen Lane, Baton Rouge, Louisiana	70809

(Address of principal executive offices)	(Zip Code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: common stock, no par value, 82,899,016 shares outstanding as of April 1, 2008.

EXPLANATORY NOTE
The comparative prior fiscal period financial statements of The Shaw Group Inc. (Shaw, we, us, and our) for the three and six months ended February 28, 2007, included in this Quarterly Report on Form 10-Q reflect a restatement to correct accounting errors.
As reported in our Current Report on Form 8-K dated November 13, 2007, in connection with a review of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006 (2006 Annual Report), our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006 (2007 1st Quarter Form 10-Q/A), and our Quarterly Reports on Form 10-Q for the three months ended February 28, 2007 and May 31, 2007, the Staff of the Corporate Finance Division of the Securities and Exchange Commission (the Staff) issued a letter in which the Staff commented on certain items in our consolidated financial statements. Specifically, the Staff’s comments addressed certain charges - primarily recorded and disclosed in the 2007 1st Quarter Form 10-Q/A - that related to fiscal years 2006 and 2005.
As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our comparative prior fiscal period financial statements for the three and six months ended February 28, 2007. These restatements are reflected within this Form 10-Q. We did not amend any previously filed reports.
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
See Notes 1 and 18 of our condensed consolidated financial statements included in Part I, Item 1 - Financial Statements of this Quarterly Report on Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	February 29,	August 31,
	2008	2007
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$649,730	$341,359
Restricted and escrowed cash	15,389	19,266
Accounts receivable, including retainage, net	700,208	771,806
Inventories	194,472	184,371
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	425,581	398,131
Deferred income taxes	103,441	79,146
Prepaid expenses	36,064	23,576
Other current assets	36,102	34,435

Total current assets	2,160,987	1,852,090
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	25,825	41,227
Investment in Westinghouse	1,138,578	1,126,657
Property and equipment, less accumulated depreciation of $217,344 and $198,662, respectively	265,675	219,852
Goodwill	508,858	513,951
Intangible assets	25,860	27,356
Deferred income taxes	17,341	9,629
Other assets	94,429	103,683

Total assets	$4,237,553	$3,894,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$564,180	$553,273
Accrued salaries, wages and benefits	120,399	119,219
Other accrued liabilities	192,012	200,500
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	706,416	572,435
Short-term debt and current maturities of long-term debt	14,748	7,687

Total current liabilities	1,597,755	1,453,114
Long-term debt, less current maturities	4,571	9,337
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,187,797	1,087,428
Interest rate swap contract on Japanese Yen-denominated bonds	13,569	6,667
Other liabilities	72,119	62,960
Minority interest	26,411	18,825
Contingencies and commitments (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 88,544,502 and 86,711,957 shares issued, respectively; and 82,897,757 and 81,197,473 shares outstanding, respectively	1,182,932	1,104,633
Retained earnings	279,768	273,602
Accumulated other comprehensive loss	(13,160)	(17,073)
Treasury stock, 5,646,745 shares and 5,514,484 shares, respectively	(114,209)	(105,048)

Total shareholders’ equity	1,335,331	1,256,114

Total liabilities and shareholders’ equity	$4,237,553	$3,894,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(In thousands, except per share amount)

	Three Months Ended		Six Months Ended
	2008	2007 (Restated)	2008	2007 (Restated)
Revenues	$1,653,222	$1,208,190	$3,365,382	$2,484,321
Cost of revenues	1,518,205	1,179,613	3,095,347	2,365,660

Gross profit	135,017	28,577	270,035	118,661
General and administrative expenses	73,798	71,456	142,686	135,826

Operating income (loss)	61,219	(42,879)	127,349	(17,165)
Interest expense	(2,379)	(4,253)	(4,543)	(7,780)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,195)	(8,824)	(18,087)	(13,449)
Interest income	6,399	3,107	11,214	5,298
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(40,559)	33,586	(97,797)	2,991
Other foreign currency transaction gains (losses), net	5,612	(1,207)	6,776	(4,706)
Other income (expense), net	334	(1,483)	39	(1,402)

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	21,431	(21,953)	24,951	(36,213)
Provision for income taxes	7,184	9,652	9,300	3,469

Income (loss) before minority interest and earnings (losses) from unconsolidated entities	14,247	(31,605)	15,651	(39,682)
Minority interest	(6,883)	(4,252)	(11,865)	(8,512)
Income (loss) from 20% Investment in Westinghouse, net of income taxes	2,061	(168)	6,876	(168)
Earnings (losses) from unconsolidated entities, net of income taxes	(546)	(25,469)	447	(25,421)

Net income (loss)	$8,879	$(61,494)	$11,109	$(73,783)

Net income (loss) per common share:
Basic	$0.11	$(0.77)	$0.14	$(0.93)

Diluted	$0.11	$(0.77)	$0.13	$(0.93)

Weighted average shares outstanding:
Basic	82,123	79,794	81,404	79,614
Diluted	84,210	79,794	83,893	79,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(In thousands)

		2007
	2008	(Restated)
Cash flows from operating activities:
Net income (loss)	$11,109	$(73,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,238	20,689
(Benefit from) deferred income taxes	(34,328)	(23,476)
Stock-based compensation expense	9,178	9,034
Accretion of discount on long-term debt and amortization of deferred financing costs	4,619	3,575
Amortization of contract adjustments	—	(1,680)
Provision for uncollectible accounts receivable	4,627	8,723
(Earnings) losses from unconsolidated entities, net of taxes	(6,573)	6,552
Foreign currency transaction (gains) losses, net	(6,776)	4,706
Foreign currency translation (gains) losses, net (Westinghouse)	97,797	(2,991)
Minority interest	11,865	8,511
Return on investment in joint venture partner	13,195	3,355
Return on capital to joint venture partner	(5,328)	(2,774)
Payments for financed insurance premiums	(6,036)	(6,391)
Pension, net periodic costs	2,300	2,665
Gain on sale of joint venture	(2,324)	—
Impairment of investments in unconsolidated entities	1,073	19,037
Impairment of goodwill and fixed assets	1,000	5,772
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
Decrease in receivables	68,940	78,839
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(29,069)	46,038
(Increase) in inventories	(9,964)	(40,783)
(Increase) in prepaid expenses	(11,745)	(8,182)
Decrease in other current assets	12,509	27,927
Decrease (increase) in other assets	13,689	(7,359)
Increase (decrease) in accounts payable	10,927	(31,605)
(Decrease) increase in accrued liabilities	(3,359)	52,444
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	135,191	67,151
(Decrease) in deferred revenue	(141)	(9,727)
Increase (decrease) in other operating activities, net	108	(3,087)

Net cash provided by operating activities	304,722	153,180
Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(9,468)
Purchases of property and equipment	(70,748)	(22,706)
Proceeds from sale of a business	12,815	—
Proceeds from sale of property and equipment	2,736	2,657
Investments in and advances to unconsolidated entities and joint ventures	(502)	(5,430)
Investment in Westinghouse	—	(1,085,913)
Return of investment in joint venture partner	22	3,710
Cash received from restricted and escrowed cash	96,467	10,813
Cash deposited into restricted and escrowed cash	(88,773)	(6,703)

Net cash (used in) investing activities	(47,983)	(1,113,040)
Cash flows from financing activities:
Proceeds from issuance of Japanese Yen-denominated bonds	—	1,049,465
Purchase of treasury stock	(9,161)	(3,043)
Contribution of capital from joint venture partner	1,050	100
Repayment of debt and capital leases	(6,069)	(5,398)
Payments for deferred financing costs	(1,793)	(13,093)
Issuance of common stock	35,037	7,699

		2007
	2008	(Restated)
Excess tax benefits from exercise of stock options and vesting of restricted stock	31,001	3,077
Proceeds from revolving credit agreements	10,094	581,413
Repayments of revolving credit agreements	(9,351)	(690,706)

Net cash provided by financing activities	50,808	929,514
Effects of foreign exchange rate changes on cash	824	664

Net change in cash and cash equivalents	308,371	(29,682)
Cash and cash equivalents — beginning of year	341,359	155,412

Cash and cash equivalents — end of period	$649,730	$125,730

Supplemental Disclosures:
Cash Payments for:
Interest (net of capitalized interest)	$16,152	$7,079

Income taxes	$1,497	$2,997

Non-cash investing and financing activities:
Issuance of restricted stock	$1,586	$2,759

Financed insurance premiums	$13,478	$11,138

Interest rate swap contract on Japanese Yen-denominated bonds	$6,902	$8,150

Acquisition of businesses through issuance of debt	$—	$7,067

Equity in Westinghouse accumulated other comprehensive income, net of deferred taxes of $1,557 and $(6,138), respectively	$2,425	$(9,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The condensed consolidated financial statements include the accounts of The Shaw Group Inc., a Louisiana corporation, (“Shaw”, “we”, “us” or “our”), and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIE’s) of which we are the primary beneficiary, as defined therein. All significant intercompany balances and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. Additionally, in certain cases, we consolidate the proportionate share of our investments in construction related joint ventures.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As described further in Note 8 – Income Taxes, we adopted the provisions of FIN 48 on September 1, 2007.
Restatement of Certain Fiscal Year 2007 Comparative Amounts
As reported in our 2007 Form 10-K, our previously reported financial statements for the three and six months ended February 28, 2007 were restated to adjust for certain items. The previously reported net loss for the three and six months ended February 28, 2007 was reduced by $1.1 million and $2.8 million, respectively. See Note 18 — Restatement of Prior Fiscal Year Consolidated Statements for a discussion of the amounts and accounts that were restated.
Correction of August 31, 2007 Balance Sheet
The August 31, 2007 balance sheet in the accompanying financial statements reflects the correction of an error. Our previously reported August 31, 2007 consolidated balance sheet did not include the recognition of our 20% equity interest in Westinghouse’s accumulated other comprehensive income, primarily related to pre-tax foreign currency translation gains. The impact of this correction was an increase to the previously reported Investment in Westinghouse balance from $1,094.5 million to $1,126.7 million, a decrease in our previously reported Accumulated Other Comprehensive Loss from $(36.7) million to $(17.1) million, and a decrease in previously reported non current deferred income taxes from $22.2 million to $9.6 million. The correction of the error had no impact on our reported results of operations or cash flows for fiscal year 2007. The error did impact our restated February 28, 2007 balance sheet included in Note 18.
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
Note 2 — Restricted and Escrowed Cash
As of February 29, 2008 and August 31, 2007, we had restricted and escrowed cash of $15.4 million and $19.3 million, respectively. At February 29, 2008 and August 31, 2007, our restricted cash consisted of: $0.7 million and $1.2 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; $3.2 million at February 29, 2008 related to insurance loss reserves; $11.5 million and $7.1 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers; and $11.0 million at August 31, 2007 in connection with a power project for which all claims and disputes were settled. The restricted cash related to the power project was released during the first quarter of fiscal year 2008.
Note 3 — Accounts Receivable and Concentrations of Credit Risk
Accounts receivable include the following (in thousands):

	February 29, 2008	August 31, 2007
Trade accounts receivable, net	$606,078	$683,125
Unbilled accounts receivable	9,489	4,244
Retainage	84,641	84,437

Total accounts receivable, including retainage, net	$700,208	$771,806

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2007	$26,634
Provision	4,627
Write offs	(4,137)
Other	(1,699)

Ending balance, February 29, 2008	$25,425

Concentration of Credit
Amounts due from U.S. government agencies or entities were $80.8 million and $87.3 million as of February 29, 2008 and August 31, 2007, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts include $130.8 million and $138.5 million at February 29, 2008 and August 31, 2007, respectively, related to U.S. Government agencies and related entities.
Note 4 — Inventories
The major components of inventories were as follows (in thousands):

	February 29, 2008			August 31, 2007
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$11,734	$93,324	$105,058	$8,541	$93,101	$101,642
Work in process	4,468	10,004	14,472	8,076	12,687	20,763
Finished goods	74,942	—	74,942	61,966	—	61,966

	$91,144	$103,328	$194,472	$78,583	$105,788	$184,371

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
In connection with our investment in Westinghouse, we entered into a Japanese Yen (JPY) denominated Put Option Agreement (the Put Option) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for approximately 124.7 billion JPY (97% of the original JPY-equivalent purchase price, the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates). The amount received from our exercise of the Put Option is expected to approximate the amount due on the Japanese Yen-denominated long-term bonds secured by our equity investment in Westinghouse (Westinghouse Bonds) when the Put Option becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $40.4 million at February 29, 2008 exchange rates). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.
Since the Put Option exercise price is JPY-denominated, we will receive a fixed amount of JPY upon its exercise. The Put Option substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.
Under generally accepted accounting principles, the Put Option is not considered a free-standing financial instrument or a derivative instrument, and therefore, has not been separated from our equity investment in Westinghouse. The Put Option is JPY-denominated and does not require or permit net settlement. Therefore, neither the Put Option nor its foreign currency component meet the definition of a derivative instrument under FASB Statement No. 133, and therefore, are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option). As a result, the Put Option is not marked-to-market in the accompanying condensed consolidated financial statements.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and six months ended December 31, 2007 are included in our financial results for the three and six months ended February 29, 2008. Prior year results include activity for the 75-day period from the date of acquisition through December 31, 2006. Summarized income statement information for Westinghouse before applying our 20% equity interest in Westinghouse was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Revenues	$650,073	$502,175	$1,311,179	$502,175
Gross profit	159,300	119,034	320,407	119,034
Income before income taxes	25,412	5,375	38,662	5,375
Net income (loss)	16,912	(842)	56,447	(842)
The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures which are accounted for under the equity method (in thousands, except percentages):

	Ownership	February 29,	August 31,
	Percentage	2008	2007
Investment in Westinghouse (see Note 1)	20%	$1,138,578	$1,126,657
Privatization entities	10% - 90%	3,250	10,057
KB Home/Shaw Louisiana LLC	50%	3,204	5,315
Mississippi Space Services LLC	45%	1,377	6,901
Other	23% - 50%	14,913	15,873

Total investments		1,161,322	1,164,803
Long-term advances to and receivables from unconsolidated entities – Shaw YPC Piping (Nanjing) Co. LTD	50%	3,081	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,164,403	$1,167,884

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
Earnings (losses) from unconsolidated entities, net of income taxes, and including impairments, are summarized as follows:

	Three Months Ended		Six Months Ended
		(Restated)		(Restated)
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Investment in Westinghouse	$2,061	$(168)	$6,876	$(168)

Privatization entities	(277)	(25,594)	982	(24,969)

KB Home/Shaw Louisiana LLC	(452)	(363)	(1,454)	(1,291)

Mississippi Space Services LLC	—	411	195	644
Other	183	77	724	195

Total earnings (losses) from unconsolidated entities, net of income taxes	$1,515	$(25,637)	$7,323	$(25,589)

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
Guarantees Related to Military Housing Privatization Construction Entities
In fiscal 2005, one of our wholly-owned subsidiaries, Shaw Infrastructure, Inc., entered into a guarantee agreement as co-guarantor with a third party to guarantee certain performance obligations related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization project. On November 20, 2007, American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities, LLC. As a condition of sale, we were released from any and all further obligations under the guarantee but remain liable for certain potential claims or lawsuits up to a maximum of $7.1 million.
During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a series of military housing privatization projects being built by an affiliate in which Shaw has a 50% ownership interest. This guarantee supports surety bonds issued on behalf of the affiliate at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base, and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liable for the payment for and performance of the bonded construction work up to a maximum of $30 million. However, each partner’s individual maximum liability is capped at $15 million. Work continues only at the Ft. Leonard Wood site. Various suppliers and subcontractors have submitted claims of $9.3 million, liens have been filed on certain properties, notices of events of default have been issued, lenders have stopped payment on construction draws, and additional funding is necessary to complete the scopes of work and pay vendor obligations. The aggregate amount of the joint venture liabilities, prior to potential collections from construction escrow payments on specified projects or reimbursement by our joint venture partner, is in excess of our $15 million indemnity guarantee.
Cash draw downs from escrowed proceeds of long-term bonds issued by the joint venture to fund certain of these projects have stopped until agreements with the bondholders on the projects have been obtained, or all events of default or potential events of default have been cured. In February 2007, we recorded a liability for the maximum exposure of $15 million from our indemnity agreement and will maintain an accrued liability until we determine that workout arrangements with bondholders become probable and collection of bond proceeds becomes reasonably assured or proportional reimbursement from our partner is probable. As of February 29, 2008, we have made payments of $3.0 million under the indemnity provisions.
In July 2007, we issued payment and performance bonds on behalf of the joint venture construction entity performing services on our Privatization entity project at Fort Leonard Wood, Missouri under one of our existing lines of surety. As of February 29, 2008, our maximum exposure under this agreement was $14.7 million and work equal to approximately $13.0 million of the maximum exposure has been completed, with $8.7 million in completed housing units in the warranty phase. The work associated with the remaining $1.7 million of the obligation supported by the surety is in progress.
In November 2007, we issued additional payment and performance bonds under one of our existing lines of surety on behalf of the same joint venture construction entity for additional units of construction at Fort Leonard Wood, Missouri. Our maximum exposure under this agreement is $7.8 million. As of February 29, 2008, work equal to $5.2 million associated with this obligation has been completed, with $1.2 million in completed housing in the warranty phase. The work associated with the remaining $2.6 million of the obligation supported by the surety is in progress.
In July 2007, we entered into an agreement with our joint venture partner on this project, where we exchanged notes receivable from our partner in return for their membership interest in our Privatization entity project at Fort Leonard Wood, Missouri. We now own substantially all of the Fort Leonard Wood project entity. In accordance with the terms of the membership agreement, we guaranteed the future funding of venture equity of $8.0 million due in May of 2010.
During the second quarter of fiscal year 2007, we recorded a loss related to our Privatization entities of $44.5 million ($26.7 million, net of tax), which includes accrual of the maximum exposure under the $15 million indemnity agreement discussed above.

Note 6 — Goodwill and Other Intangible Assets
The following table reflects the changes in the carrying value of goodwill by segment (in thousands):

			Fossil and
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at August 31, 2007	$194,174	$111,862	$148,577	$42,027	$17,311	$513,951
Resolution of acquired tax contingency (see Note 8)	—	—	(9,400)	—	—	(9,400)
Currency translation adjustment	—	3,365	—	—	942	4,307

Balance at February 29, 2008	$194,174	$115,227	$139,177	$42,027	$18,253	$508,858

We had tax deductible goodwill of approximately $114.7 million and $131.6 million as of February 29, 2008 and August 31, 2007, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.
In the second quarter of fiscal year 2007, we recorded a goodwill impairment charge of $2.1 million and impaired the remaining $0.4 million carrying value of the customer relationship intangible related to our Energy Delivery Services, Inc. unit in the Fossil & Nuclear segment.
The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2007	$44,661	$(18,246)	$2,016	$(1,075)
Purchases and other additions	116	—	—	—
Amortization	—	(1,512)	—	(100)

Balance at February 29, 2008	$44,777	$(19,758)	$2,016	$(1,175)

The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2008	$1,531	$102
2009	2,960	202
2010	2,802	202
2011	2,786	202
2012	2,785	133
Thereafter	12,155	—

Total	$25,019	$841

Contract Adjustments and Accrued Contract Losses
We previously recorded purchase accounting fair value contract liability (asset) adjustments and accrued contract losses related to the IT Group and Stone & Webster acquisitions which were fully amortized as of August 31, 2007. Changes in the contract liability (asset) adjustments and accrued contract losses totaling $0.8 million and $1.7 million, representing the utilization of adjustments related to the IT Group and Stone & Webster acquisitions, were recognized as a reduction to cost of revenues during the three and six months ended February 28, 2007, respectively.
Note 7 — Long-Term Debt and Revolving Lines of Credit
Long-term debt (including capital lease obligations) consisted of the following (in thousands):

	February 29, 2008		August 31, 2007
	Short-term	Long-term	Short-term	Long-term
Notes payable; 0% interest; due on January 10, 2009; net of discount of $0.2 million	$2,618	$—	$2,500	$2,449

Notes payable of a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	908	2,949	871	3,412
Credit Facility	—	—	—	—

Other Credit Facility Borrowings and Notes payable of a VIE; interest payable at a variable rate plus 2.5%, monthly payment of $0.1 million, through January 2008	978	—	783	—
Other notes payable	833	833	1,434	1,667
Financed insurance premiums	7,442	—	—	—
Capital lease obligations	1,969	789	2,099	1,809

Subtotal	14,748	4,571	7,687	9,337
Westinghouse Bonds (see description below)	—	1,187,797	—	1,087,428

Total	$14,748	$1,192,368	$7,687	$1,096,765

Westinghouse Bonds
The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us and our subsidiaries, except Nuclear Energy Holdings LLC (NEH), and are as follows (in thousands):

	February 29,	August 31,
	2008	2007
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.02% and 1.07% as of February 29, 2008 and August 31, 2007, respectively)	653,125	653,125
Original Discount on Westinghouse Bonds	(30,535)	(30,535)
Accumulated Discount Accretion	6,645	4,169
Increase in net long-term debt due to foreign currency translation	131,687	33,794

Total long-term portion of debt	$1,187,797	$1,087,428

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. As of February 29, 2008 and August 31, 2007, the fair value of the swap totaled approximately $13.6 million and $6.7 million, respectively, and is included in non-current liabilities and accumulated other comprehensive loss, net of deferred taxes, in the consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended February 29, 2008.
Credit Facility
On January 14, 2008, we executed Amendment No. 5 to our Credit Facility to increase the approved capacity from $1.0 billion to $1.25 billion and increase the amount effective under the facility from $850 million to $1.0 billion. On January 30, 2008, we received an additional commitment of $50 million increasing the overall aggregate amount effective under the facility to $1.05 billion. The amended Credit Facility retains its original maturity date of April 25, 2010, and other substantive terms of the previous agreement. See Note 8 in Item 8 of Part II of our 2007 Form 10-K for an expanded discussion of our Credit Facility and the terms and covenants that were in effect as of February 29, 2008, substantially all of which continue to apply to the January 14, 2008 amendment. The following table presents the outstanding and available amounts under our Credit Facility as of February 29, 2008 (in millions):

Total Credit Facility	$1,050.0
Less: outstanding performance letters of credit	566.6
Less: outstanding financial letters of credit	220.6
Less: outstanding revolving credit loans	—

Remaining availability under the Credit Facility	$262.8

As of February 29, 2008, the portion of the Credit Facility available for financial letters of credit and/or revolving credit loans is also limited to the lesser of: (1) $483.4 million as of February 29, 2008, representing the total Credit Facility ($1.05 billion as of February 29, 2008) less outstanding performance letters of credit ($566.6 million as of February 29, 2008); or (2) $425.0 million as of February 29, 2008. Total fees associated with these letters of credit for the Credit Facility were approximately $3.4 million and $6.7 million for the three and six months ended February 29, 2008, respectively, as compared to $2.2 million and $4.0 million for the three and six months ended February 28, 2007, respectively.
The interest rate margins for revolving credit loans under the Credit Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. Although there were no borrowings as of February 29, 2008, the interest rate that would have applied to any borrowings under the Credit Facility was 6.25%.
For the three and six months ended February 29, 2008, we recognized $0.7 million and $1.4 million, respectively, of interest expense associated with the amortization of financing fees related to our Credit Facility, as compared to $0.5 million and $0.9 million for the three and six months ended February 28, 2007, respectively. As of February 29, 2008 and August 31, 2007, unamortized deferred financing fees related to our Credit Facility were approximately $6.8 million and $5.6 million, respectively.
As of February 29, 2008, we were in compliance with the covenants contained in the Credit Facility agreement.
Other Revolving Lines of Credit
One of our consolidated VIEs has an available credit facility with a total capacity of $10.6 million. As of February 29, 2008, this VIE had borrowings under its revolving line of credit of $1.0 million. The interest rate applicable to these borrowings is variable (3.13% at February 29, 2008) plus 2.25% per annum. We also have provided a 50% guarantee related to this credit facility.
One of our foreign subsidiaries has an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. As of February 29, 2008 and August 31, 2007, there were $16.7 million and $16.0 million of letters of credit outstanding under this facility, respectively.
Note 8 – Income Taxes
Our consolidated effective tax rate before the elimination of the minority interest for the three and six months ended February 29, 2008 was a provision of 33.5% and 37.3%, respectively. Although we incurred a pre-tax loss during the same prior year periods, our consolidated effective tax rate for the three and six months ended February 28, 2007 was a provision of 44.0% and 9.6%, respectively. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Our effective tax rate is dependent on the location and amount of our taxable earnings. The change in the effective tax rate is due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, and increases in certain non-deductible expenses.
The components of our deferred tax position are as follows (in thousands):

	February 29,	August 31,
	2008	2007 (See Note 1)
Gross deferred tax assets	$215,749	$214,200
Less: valuation allowance	(26,013)	(24,065)

Net deferred tax assets	189,736	190,135
Gross deferred tax liabilities	(68,954)	(101,360)

Aggregate deferred tax assets	$120,782	$88,775

During the first quarter of fiscal year 2008, we resolved a tax contingency related to a previously acquired business. Accordingly, we reversed the tax contingency of $9.4 million previously included in deferred taxes and reduced the amount of goodwill recorded at acquisition.
We conduct business globally and as a result we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We file a consolidated U.S. federal return which includes substantially all of our activities in the U.S. Some of the U.S. states in which we file require combined filing of tax returns, some allow such filings at the option of the taxpayer and some do not allow combined filings. We file our tax returns with the individual U.S. states in a manner calculated to minimize our overall state income tax burden. The structure of our filings and the states in which we file income tax returns may change from year to year depending on our business operations. Currently, the major non-U.S. jurisdictions in which we file tax returns are Canada, the United Kingdom and the Netherlands. In the normal course of business we are subject to examination of our tax returns by taxing authorities. In addition, we are part of the Internal Revenue Service (IRS) large case audit program and accordingly our U.S. federal return is subject to audit for each fiscal year and our 2004 and 2005 tax returns are currently under examination by the IRS. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different either favorable or unfavorable. We have extended the statute of limitations on our U.S. federal return for the years involved in the IRS Appeal (see Note 10 – Contingencies and Commitments for additional information about our IRS appeal). Each tax jurisdiction in which we file has its own statute of limitations. In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.
Following is a summary of the tax years still open to general examination or other adjustment for our material filing jurisdictions:

Jurisdiction	Tax Years
U.S. Federal	2002-2007
Louisiana	2002-2007
Texas	2002-2007
North Carolina	2002-2007
Pennsylvania	2002-2007
Canada	2000-2007
United Kingdom	2005-2007
Netherlands	2001-2007
We adopted the provisions of FIN 48 on September 1, 2007, the first day of our fiscal year 2008 (see Note 1 – General Information for additional discussion of FIN 48). FIN 48 prescribes a minimum threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As a result of the adoption of FIN 48, we recognized a $5.0 million reduction in the opening balance of our retained earnings from $273.6 million as previously reported to $268.6 million as adjusted for the cumulative effect of adoption of FIN 48. This change resulted from changes in the amount of tax benefits related to uncertain tax positions and the accrual of potential interest and penalties on those uncertain tax positions.
We recognize interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which we believe we will ultimately prevail) within the provision for income taxes in our condensed consolidated statements of operations. This policy is a continuation of our policy prior to adoption of FIN 48.

Upon adoption of FIN 48, we had the following exposures related to (in thousands):

U.S. Federal	$22,452
U.S. State	1,647
Foreign Jurisdictions	3,860
Interest	582
Penalties	376
As of the adoption date, we had $28.0 million of unrecognized tax benefits, of which $27.5 million would, if recognized, impact our effective tax rate. There were no material changes in these amounts during the three and six months ended February 29, 2008.
During the three and six months ended February 29, 2008, we recorded $0.2 million and $0.3 million, respectively, in interest expense and penalties. As of February 29, 2008, our total accrual for interest and penalties was $1.1 million.
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
Note 9 — Share-Based Compensation
We maintain various share-based compensation plans to provide equity incentive award opportunities to our directors, officers and key employees. These plans are administered by the Compensation Committee of the Board of Directors, which approves participant eligibility, the number of shares awarded and the terms, conditions, performance measures, and other provisions of the award. Our plans allow us to grant various forms of equity incentive awards including stock options, restricted stock awards and restricted stock units. Unlike restricted stock awards, none of our common stock is issued when a restricted stock unit is granted.
Restricted stock awards and restricted stock units totaling 231,526 shares were granted in the six months ended February 29, 2008 at a weighted-average per share price of $65.93 vesting over approximately four years. Restricted stock awards totaling 436,064 shares were granted in the six month ended February 28, 2007 at a weighted-average price per share of $26.94 vesting over four years.
During the six months ended February 29, 2008 and February 28, 2007, options for the purchase of 392,602 shares at a weighted-average price of $66.35 per share and 917,736 shares at a weighted-average price of $26.93 per share, respectively, were awarded, with vesting over approximately four years. The contractual lives of fiscal year 2008 awards are consistent with those of prior years. There were no significant changes in assumptions or estimates since the year ended August 31, 2007.
During the six months ended February 29, 2008 and February 28, 2007, options for the purchase of 1,819,833 shares at a weighted-average exercise price of $19.25 per share and 508,205 shares at a weighted-average exercise price of $15.17 per share, respectively, were exercised.
For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2007 Form 10-K.

Note 10 — Contingencies and Commitments
Tax Matters
In connection with the regular examination of our tax return by the Internal Revenue Service (IRS) for the fiscal years ending August 31, 2002 and August 31, 2003, the IRS formally assessed certain adjustments to the amounts reflected by us on those returns. The assessed adjustments primarily relate to sourcing of income related to foreign procurement functions by one of our overseas entities and the exclusion of extraterritorial income. We do not agree with the assessed adjustments and accordingly filed a timely appeal (IRS Appeal) in June 2007. The outcome of the IRS Appeal is uncertain at this time; however, should the IRS prevail in its positions our federal income tax due would increase by approximately $37.2 million plus interest. The ultimate amount of any cash taxes paid may be reduced by existing net operating loss carryforwards (NOLs). During the first quarter of fiscal year 2008, we resolved a previously recorded tax accrual related to a prior business acquisition. This resolution resulted in a $9.4 million adjustment to our deferred tax accounts and purchased goodwill as discussed in Note 8 — Income Taxes.
Military Housing Privatization Entities
See Note 5 — Equity Method Investments and Variable Interest Entities of our condensed consolidated financial statements for further discussion of commitments and contingencies related to Privatization entities.
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following matters:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We often attempt to limit our exposure under these penalty provisions or liquidated damage provisions to the contractual fee related to the work and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients; however, on many contracts we are exposed to more than the fee or profit earned under the terms of the contract. We also have claims from customers as well as vendors, subcontractors and others which are subject to negotiation or the contractual dispute resolution processes defined in the contracts (see Note 15 – Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives of our condensed consolidated financial statements for further discussion).
Other Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments which they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic) were $808.7 million and $752.3 million at February 29, 2008 and August 31, 2007, respectively. Of the amount of outstanding letters of credit at February 29, 2008, $566.6 million are performance letters of credit issued to our customers. Of the $566.6 million, five customers held $328.8 million or 58% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $100.8 million.
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
Securities Litigation
We and certain of our current and former officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. The first filed lawsuit is styled Thompson v. The Shaw Group Inc., et al. and was filed on June 16, 2004 in the U.S. District Court for the Eastern District of Louisiana, Case No. 04-1685. The complaint filed in the Thompson action alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) on behalf of a class of purchasers of our common stock during the period from October 19, 2000 to June 10, 2004. The complaint alleges, among other things, that: (1) certain of our press releases and SEC filings contained material misstatements and omissions; (2) the manner in which we accounted for certain acquisitions was improper; and (3) we improperly recorded revenues on certain projects, and as a result, our financial statements were materially misstated at all relevant times. The complaint does not specify the amount of damages sought. After the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits were filed and other actions may also be commenced. Each of the additional lawsuits includes the same defendants, and essentially alleges the same statutory violations based on the same or similar alleged misstatements and omissions. All of these actions have been consolidated under the Thompson caption in the Eastern District of Louisiana and the Court has appointed a lead plaintiff to represent the members of the purported class. The consolidated actions have not been certified as a class action by the Court. We filed a motion to dismiss the consolidated action, which was denied. We then moved to certify the matter for immediate appeal, which the Court granted, and the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) granted leave to appeal. The defendants’ appeal is fully briefed and was argued on October 2, 2007. The Fifth Circuit has taken the appeal under advisement and has not yet rendered a decision.
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
We, and certain of our current and former officers, have been named in another purported shareholder class action lawsuit alleging violations of federal securities laws. This suit is styled as City of Brockton Retirement System v. The Shaw Group Inc., et al., and was filed on October 10, 2006, in the U.S. District Court for the Southern District of New York, Case No. 06-CV-8245. The complaint alleges claims under Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Exchange Act on behalf of purchasers of our common stock during the period from January 6, 2006 to July 9, 2006. The complaint alleges, among other things, that: (1) we falsely represented that internal controls were adequate and effective in the second quarter of fiscal year 2006; and (2) in the second quarter of 2006, we materially overstated revenues and understated losses. The complaint does not specify the amount of damages sought. To date, the action has not been certified as a class action by the Court. On September 25, 2007, the Judge signed an order appointing as lead plaintiffs The City of Brockton Retirement System and The Norfolk County Retirement System, and appointing as lead counsel for plaintiffs the firm of Labaton Sucharow & Rudoff LLP. On December 3, 2007, plaintiffs served an amended class action complaint, which includes the same substantive allegations and the same two claims as the initial complaint. On January 10, 2008, the defendants filed a motion to transfer venue to the Middle District of Louisiana, and a motion to dismiss the amended class action complaint. The plaintiffs filed their opposition briefs on January 24, 2008, and defendants filed their reply briefs on

January 31, 2008. On February 14, 2008, the Court denied defendants’ motion to transfer venue. The defendants’ motion to dismiss is still pending. On March 18, 2008, the Court granted the defendants’ motion to dismiss the plaintiffs’ amended class action complaint in its entirety with prejudice. The plaintiffs have until April 18, 2008 to file a notice of appeal.
Both the purported shareholder class action lawsuits and the derivative lawsuits concerning the Thompson action are in the early stages of litigation. We believe our financial statements were prepared in accordance with GAAP based on the information we had at the time and that none of our public press releases or public filings contained material misrepresentations or omissions based on the information we had at the time. Accordingly, we intend to defend our company and our present and former directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on our operations.
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
We currently have pending before the American Arbitration Association the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W seeks liquidated damages from Mitsubishi in the amount of approximately $38 million. Mitsubishi denies liability for any liquidated damages and has asserted a counterclaim in which it requests that S&W be ordered as follows: (1) pay Mitsubishi approximately $13 million for equipment, parts and services and (2) return in full the approximately $16 million S&W obtained in draw-downs on letters of credit posted by Mitsubishi. The arbitration panel hearing the case rendered a contingent award that is primarily favorable to S&W. Mitsubishi filed in U.S. District Court a petition to vacate the award and submitted in the arbitration a motion for reconsideration. Proceedings in the district Court are currently under a stay issued by the court. The parties have briefed the motion for reconsideration and are awaiting a decision. Meanwhile, the Tribunal has indicated it will attempt to resolve the contingent aspect of its award via motions and it will establish soon a schedule for briefing of such motions. We previously made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case. If Mitsubishi were to prevail in this matter, it could have a material adverse effect on our financial statements for the period in which any judgment becomes final.
In connection with a cost-reimbursable, target cost engineering, design and project management services contract for the construction of two nuclear power plants in Asia that we signed in 2000, we have claims against our customer pending before the arbitration association in the country where the project is located. In that arbitration, we seek an approximate $45 million increase in the contract target price that, if agreed, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If we are not awarded a target cost increase or are awarded an increase less than the amount we seek, we could be assessed up to approximately $12.8 million in penalties. In addition, we seek direct payments from the customer of approximately $17.7 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client has presented a counterclaim which asserts damages of $5.6 million for re-performance of alleged defective work and $23.0 million to complete our work, but limits its actual claim to $20.0 million based on a cap on such damages contained in the contract. The customer is currently holding $7.2 million in cash against these claims that was drawn on our previously issued letter of credit. We have evaluated the claims and counterclaims and made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. If the customer prevails in this matter, it could have a material adverse effect on our financial statements.
See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for information related to our claims on major projects.

Environmental Liabilities
During fiscal year 2005, we identified environmental remediation that was required at one of our fabrication facilities. As of February 29, 2008, this facility has been fully remediated.
LandBank, a subsidiary of our Environmental and Infrastructure segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $27.7 million of such real estate assets recorded in other assets on the accompanying balance sheets at February 29, 2008 and August 31, 2007. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. As of February 29, 2008, we had $6.2 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets compared to $6.7 million at August 31, 2007.
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
Note 11 — Supplemental Disclosure to Earnings (Loss) Per Common Share
Weighted average shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Basic	82,123	79,794	81,404	79,614
Diluted:
Stock options	1,746	—	2,130	—
Restricted stock	341	—	359	—

	84,210	79,794	83,893	79,614

The following table includes weighted-average shares excluded from the calculation of diluted income per share because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Stock options	379	5,025	379	9,752

Restricted stock	5	1,122	5	2,256

Note 12 — Comprehensive Income (Loss)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
		(Restated)		(Restated)
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Net income (loss)	$8,879	$(61,494)	$11,109	$(73,783)
Unrealized translation adjustment gains, net	4,300	(320)	5,724	1,702
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	(3,506)	(9,560)	2,425	(9,560)
Interest rate swap contract on JPY-denominated bonds, net of taxes	(3,239)	(2,488)	(4,236)	(4,890)

Total comprehensive income (loss)	$6,434	$(73,862)	$15,022	$(86,531)

The foreign currency translation adjustments relate primarily to changes in the value of the U.S. dollar in relation to British pounds, Canadian dollars and the Euro.
Note 13 — Employee Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we sponsor (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Service cost	$562	$704	$1,141	$1,385
Interest cost	2,374	1,987	4,817	3,921
Expected return on plan assets	(2,394)	(1,974)	(4,858)	(3,897)
Amortization of net loss	581	628	1,184	1,238
Other	10	9	16	18

Total net periodic benefit cost	$1,133	$1,354	$2,300	$2,665

We expect to contribute $7.9 million to our pension plans in fiscal year 2008. As of February 29, 2008, $4.2 million in contributions have been made.
Note 14 — Related Party Transactions
During fiscal year 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S., with two companies owned by one of our directors whom our Board of Directors had previously determined is not independent. Amounts paid to these companies were approximately $0.2 million and $0.3 million for the three and six months ended February 29, 2008, respectively, compared to $0.9 million and $2.0 million for the three and six months ended February 28, 2007, respectively.
As of February 29, 2008 and August 31, 2007, the amount due to the CEO for a non-compete agreement associated with his employment contract, including interest earned, was $17.7 million and $17.4 million, respectively, and is included in current assets and current liabilities.
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
Unapproved Change Orders and Claims
Revenues for unapproved change orders and claims on projects recorded on a percentage-of-completion basis for the three and six months ended February 29, 2008 were approximately $21.9 million and $39.3 million, respectively. In the three and six months ended February 28, 2007, we revised our estimated realization of unapproved change orders and claims resulting in reductions in revenues of $22.2 million and $13.3 million, respectively. The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis as of February 29, 2008 and February 28, 2007 and excludes all unrecorded amounts and individually small unapproved change orders and claims.

		Fiscal Year 2007
	Fiscal Year 2008	(Restated)
Amounts included in project estimates-at-completion at beginning of September	$15.1	$79.1
Changes in estimates-at-completion	60.6	26.2
Approved by customer	(4.8)	(28.4)

Amounts included in project estimates-at-completion at end of February	$70.9	$76.9

Amounts accrued in revenues (or reductions to contract costs) end of February	$50.6	$45.7

The difference between the amounts included in project estimates-at-completion (EAC) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts are the forecasted costs which have not yet been incurred (i.e. remaining percentage-of-completion revenue recognition on the related project).
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
Our Fossil & Nuclear Group has undertaken an international fixed price contract that is subject to a schedule of rates for changes, where our services include fabrication, erection and construction. We currently are seeking approximately $36 million in additional compensation from our client, the prime contractor on the project, relating to remeasurements of quantities, claims and unapproved change orders and are pursuing resolution of these matters with the client under the terms of the contract. As of February 29, 2008, we have approximately $14.5 million in additional estimated cash costs to complete the project, and $13.8 million in pending accounts receivable from the client. Additionally, we provided the client with a performance letter of credit in the amount of $5.3 million. We have evaluated our claims and made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of these matters. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy and, if the client were to completely or substantially prevail in this matter, the outcome could have a material adverse effect on our statement of operations and cash flows.
Project Incentives
Our contracts contain certain incentive and award fees that provide for increasing or decreasing our fee based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees follows Statement of Position (SOP) 81-1 which provides that all components of contract revenues, including probable incentive payments such as performance incentives and award fees should be considered in determining total estimated revenues.
Our revenue estimates-at-completion include an estimate of amounts which we expect to earn if we achieve a number of agreed upon criteria. As of February 29, 2008 and August 31, 2007, our project estimates included $33.1 million and $38.0 million, respectively, related to estimated achievement of these criteria. On a percentage of completion basis, we have recorded $31.4 million and $33.3 million of these estimated amounts in revenues for the related contracts and equal amount in costs and estimated earnings in excess of billings on uncompleted contracts in

the accompanying balance sheet based on our progress as of February 29, 2008, and August 31, 2007, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.
Note 16 — Business Segments
During 2007, we reviewed our reportable segments in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination, and our October 16, 2006 investment in Westinghouse, effective as of February 28, 2007, our new reportable segments are: Energy and Chemicals (E&C); Fossil & Nuclear; Maintenance; Environmental and Infrastructure (E&I); Pipe Fabrication and Manufacturing (F&M); Corporate, and Investment in Westinghouse. The primary change from our previously reported segments is the addition of the Investment in Westinghouse segment and a split of our former E&C segment into two reportable segments: (1) Fossil & Nuclear segment; and (2) E&C segment. Since Westinghouse is a significant investment and is limited in its activities, the Chief Operating Decision Maker (CODM) reviews the performance of the investment in Westinghouse as a separate operating segment. In accordance with SFAS No. 131, we have restated prior period segment disclosures in these consolidated financial statements based on our new reportable segments.
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
The Corporate segment includes the corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property & equipment related to the corporate facility and certain information technology costs.
The Investment in Westinghouse segment includes our 20% equity interest in Westinghouse and the $1.1 billion in Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants.

	Three Months Ended		Six Months Ended
		February 28,		February 28,
	February 29,	2007	February 29,	2007
(In thousands, except percentages)	2008	(Restated)	2008	(Restated)
Revenues:
Fossil & Nuclear	$647,396	$328,324	$1,245,925	$604,821
E&I	344,459	322,760	734,377	701,804
E&C	273,291	232,414	569,359	461,047
Maintenance	244,446	222,072	534,797	503,556
F&M	142,946	102,620	279,522	213,093
Corporate	684	—	1,402	—

Total revenues	$1,653,222	$1,208,190	$3,365,382	$2,484,321

Intersegment revenues:
Fossil & Nuclear	$685	$1	$1,134	$83
E&I	496	1,309	702	2,073
E&C	(392)	(99)	(381)	74
Maintenance	302	1,124	878	1,491

Total intersegment revenues	$1,091	$2,335	$2,333	$3,721

Gross profit:
Fossil & Nuclear	$43,522	$(8,649)	$86,429	$2,841
E&I	23,217	10,432	48,277	39,302
E&C	16,214	14,616	32,664	31,449
Maintenance	11,985	(13,891)	26,764	(6,143)
F&M	39,020	26,069	74,149	51,212
Corporate	1,059	—	1,752	—

Total gross profit	$135,017	$28,577	$270,035	$118,661

Gross profit percentage:
Fossil & Nuclear	6.7%	(2.6)%	6.9%	0.5%
E&I	6.7	3.2	6.6	5.6
E&C	5.9	6.3	5.7	6.8
Maintenance	4.9	(6.3)	5.0	(1.2)
F&M	27.3	25.4	26.5	24.0
Corporate	NM	NM	NM	NM
Total gross profit percentage	8.2%	2.4%	8.0%	4.8%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$32,813	$(18,973)	$66,003	$(14,874)
E&I	5,120	(9,008)	14,909	(609)
E&C	11,842	8,553	20,478	17,742
Maintenance	9,297	(17,101)	20,557	(12,534)
F&M	33,157	20,374	60,282	40,563
Investment in Westinghouse	(50,462)	21,889	(116,638)	(13,361)
Corporate items and eliminations	(20,336)	(27,687)	(40,640)	(53,140)

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$21,431	$(21,953)	$24,951	$(36,213)

NM - Not Meaningful.

	February 29,	August 31,
	2008	2007
Assets
Fossil & Nuclear	$1,001,039	$700,166
E&I	778,465	803,123
E&C	401,648	422,093
Maintenance	155,944	123,908
F&M	488,171	492,834
Investment in Westinghouse (see Note 1)	1,177,461	1,136,076
Corporate	1,039,081	972,592

Total segment assets	5,041,809	4,650,792
Elimination of investment in consolidated subsidiaries	(406,205)	(397,130)
Elimination of intercompany receivables	(293,137)	(305,660)
Income taxes not allocated to segments	(104,914)	(53,557)

Total consolidated assets	$4,237,553	$3,894,445

Major Customers
Revenues related to U.S. government agencies or entities owned by the U.S. government were $259.3 million and $535.7 million for the three and six months ended February 29, 2008, respectively, representing approximately 16% of our total revenues for both periods. These revenues were recorded primarily in our E&I segment. For the three and six months ended February 28, 2007, we recorded revenues related to the U.S. government of approximately $258.1 million and $587.9 million, respectively, representing approximately 21% and 24% of our total revenues.
Note 17 — New Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends SFAS 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.
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
In December 2007, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for our fiscal year beginning September 1, 2009 and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for our fiscal year beginning September 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), effective for our fiscal year beginning September 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
Note 18 — Restatement of Prior Fiscal Year Consolidated Statements
As reported in our Current Report on Form 8-K dated November 13, 2007, in connection with a review of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006, our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006, and our Quarterly Reports on Form 10-Q for the three months ended February 28, 2007 and May 31, 2007, the Staff of the Corporate Finance Division of the Securities and Exchange Commission (the Staff) issued a letter in which the Staff commented on certain items in our consolidated financial statements. Specifically, the Staff’s comments addressed certain charges — primarily recorded and disclosed in the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006 — that related to fiscal years 2006 and 2005. As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our financial statements for the three and six months ended February 28, 2007. The previously reported net loss for the three and six months ended February 28, 2007 is reduced by $1.1 million and $2.8 million, respectively. The adjustments include removal of prior period errors originally recorded in the period they were identified now being reflected in their correct prior periods. The adjustments are consistent with those addressed in Note 23 – Prior Year Restatement of Consolidated Financial Statements in Part II, Item 8 of our 2007 Form 10-K and include errors in the accounting for the following items:
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

The tables below provide the impact of the errors on our previously reported condensed consolidated financial statements (dollars in thousands):

Statement of Operations (Unaudited)	Three Months Ended February 28, 2007
					Reclassification
					of
	Previously	Restatement			Discontinued
	Reported	Adjustments		As Restated	Operations	As Reported
Revenues	$1,208,709	$384	(a)	$1,209,093	$(903)	$1,208,190
Cost of revenues	1,177,781	146	(b)	1,177,927	1,686	1,179,613

Gross profit	30,928	238		31,166	(2,589)	28,577
General and administrative expenses	72,426	(1,017)	(c)	71,409	47	71,456

Operating income (loss)	(41,498)	1,255		(40,243)	(2,636)	(42,879)
Interest expense	(4,253)	—		(4,253)	—	(4,253)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(8,860)	36		(8,824)	—	(8,824)
Interest income	2,852	255		3,107	—	3,107
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	33,586	—		33,586	—	33,586
Other foreign currency transaction gains (losses), net	(1,207)	—		(1,207)	—	(1,207)
Other income (expense), net	(1,484)	1		(1,483)	—	(1,483)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(20,864)	1,547		(19,317)	(2,636)	(21,953)
Provision (benefit) for income taxes	10,124	276	(d)	10,400	(748)	9,652

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(30,988)	1,271		(29,717)	(1,888)	(31,605)
Minority Interest	(4,968)	716	(e)	(4,252)	—	(4,252)
Income (loss) from 20% Investment in Westinghouse, net of taxes	(168)	—		(168)	—	(168)
Earnings (losses) from unconsolidated entities, net of taxes	(24,569)	(900)	(f)	(25,469)	—	(25,469)

Income (loss) from continuing operations	(60,693)	1,087		(59,606)	(1,888)	(61,494)
Income (loss) from discontinued operations, net of taxes	(1,888)	—		(1,888)	1,888	—

Net income (loss)	$(62,581)	$1,087		$(61,494)	$—	$(61,494)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.76)	$0.01		$(0.75)	$(0.02)	$(0.77)
Income (loss) from discontinued operations, net of taxes	(0.02)	—		(0.02)	0.02	—

Net income (loss)	$(0.78)	$0.01		$(0.77)	$—	$(0.77)

Diluted:
Income (loss) from continuing operations	$(0.76)	$0.01		$(0.77)	$(0.02)	$(0.77)
Income (loss) from discontinued operations, net of taxes	(0.02)	—		(0.02)	0.02	—

Net income (loss)	$(0.78)	$0.01		$(0.77)	$—	$(0.77)

     The adjustments for the three months ended February 28, 2007 include errors in the accounting for:

(a)	Adjustments primarily related to elimination of intercompany revenues of $2.7 million offset by changes in estimated contract profit on certain projects not recorded timely of $2.5 million;

(b)	Adjustments primarily related to changes in estimated contract profit on certain projects not recorded timely of $1.2 million, elimination of intercompany costs of $2.7 million offset by adjustments primarily related to costs recorded in excess of actual costs of $2.7 million, project incentives not recorded correctly of $0.5 million and project close-out costs not recorded timely of $0.6 million;

(c)	Adjustments primarily related to costs recorded in excess of actual costs of $0.8 million;

(d)	Adjustment to record the income tax effect of restatements of $0.3 million;

(e)	Adjustments to decrease minority interest expense related to changes in estimated contract profit on a project not recorded timely of $0.7 million;

(f)	Adjustment primarily related to Shaw’s share of unconsolidated entities’ improper capitalization of interest expense on construction in progress of $0.8 million.

Statement of Operations (Unaudited)	Six Months Ended February 28, 2007
					Reclassification of
	Previously	Restatement			Discontinued
	Reported	Adjustments		As Restated	Operations	As Reported
Revenues	$2,478,911	$6,277	(a)	$2,485,188	$(867)	$2,484,321
Cost of revenues	2,361,581	801	(b)	2,362,382	3,278	2,365,660

Gross profit	117,330	5,476		122,806	(4,145)	118,661
General and administrative expenses	135,618	104	(c)	135,722	104	135,826

Operating income (loss)	(18,288)	5,372		(12,916)	(4,249)	(17,165)
Interest expense	(7,780)	—		(7,780)	—	(7,780)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(13,449)	—		(13,449)	—	(13,449)
Interest income	4,890	408		5,298	—	5,298
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	2,991	—		2,991	—	2,991
Other foreign currency transaction gains (losses), net	(4,706)	—		(4,706)	—	(4,706)
Other income (expense), net	(1,403)	1		(1,402)	—	(1,402)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(37,745)	5,781		(31,964)	(4,249)	(36,213)
Provision (benefit) for income taxes	2,306	2,377	(d)	4,683	(1,214)	3,469

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	(40,051)	3,404		(36,647)	(3,035)	(39,682)
Minority Interest	(8,511)	(1)		(8,512)	—	(8,512)
Income (loss) from 20% Investment in Westinghouse, net of taxes	(168)	—		(168)	—	(168)
Earnings (losses) from unconsolidated entities, net of taxes	(24,809)	(612)	(e)	(25,421)	—	(25,421)

Income (loss) from continuing operations	(73,539)	2,791		(70,748)	(3,035)	(73,783)
Income (loss) from discontinued operations, net of taxes	(3,035)	—		(3,035)	3,035	—

Net income (loss)	$(76,574)	$2,791		$(73,783)	$—	$(73,783)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.92)	$0.04		$(0.89)	$(0.04)	$(0.93)
Income (loss) from discontinued operations, net of taxes	(0.04)	—		(0.04)	0.04	—

Net income (loss)	$(0.96)	$0.04		$(0.93)	$—	$(0.93)

Diluted:
Income (loss) from continuing operations	$(0.92)	$0.04		$(0.89)	$(0.04)	$(0.93)
Income (loss) from discontinued operations, net of taxes	(0.04)	—		(0.04)	0.04	—

Net income (loss)	$(0.96)	$0.04		$(0.93)	$—	$(0.93)

The adjustments for the six months ended February 28, 2007 include errors in the accounting for:

(a)	Adjustments primarily related to changes in estimated contract profit on certain projects not recorded timely of $5.2 million and project incentives not recorded correctly of $1.0 million;

(b)	Adjustments primarily related to changes in estimated contract profit on certain projects not recorded timely of $1.9 million and project incentives not recorded correctly of $1.0 million offset by adjustments primarily related to costs recorded in excess of actual costs of $0.7 million and project close-out costs not recorded timely of $1.3 million;

(c)	Adjustments primarily related to costs recorded in excess of actual costs of $0.6 million offset by under accrual of worker’s compensation self-insurance reserves and other payables of $0.7 million;

(d)	Adjustment to record the income tax effect of restatements of $1.7 million and correction of an error related to the income tax benefit related to certain stock-based compensation of $0.6 million;

(e)	Adjustment primarily related to Shaw’s share of unconsolidated entities’ improper capitalization of interest expense on construction in progress of $0.6 million.

	Six Months Ended February 28, 2007
	Previously	Restatement
Statement of Cash Flows (Unaudited)	Reported	Adjustments	As Reported
Cash flows from operating activities:
Net income (loss)	$(76,574)	$2,791	$(73,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,619	2,070	20,689
Provision (benefit) for deferred income taxes	(25,221)	1,745	(23,476)
Stock-based compensation expense	8,655	379	9,034
Accretion of interest and amortization of debt issue costs on long -term debt	3,575	—	3,575
Amortization of contract adjustments	(1,680)	—	(1,680)
Provision for uncollectible accounts receivable	—	8,723	8,723
(Earnings) losses from unconsolidated entities, net of taxes	9,296	(2,744)	6,552
Foreign currency transaction (gains) losses, net	4,706	—	4,706
Foreign currency transaction (gains) losses, net (Westinghouse)	(2,991)	—	(2,991)
Impairment of investments in privatization entities	19,037	—	19,037
Impairment of goodwill and other assets	8,041	(2,269)	5,772
Minority interest	8,511	—	8,511
Return on investment in joint venture partner	—	3,355	3,355
Return on capital to joint venture partner	(2,774)	—	(2,774)
Payments for financed insurance premiums	(6,391)	—	(6,391)
Pension, net periodic costs	(2,665)	5,330	2,665
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	88,019	(9,180)	78,839
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	49,656	(3,618)	46,038
(Increase) decrease in inventories	(40,349)	(434)	(40,783)
(Increase) decrease in other current assets	31,735	(3,808)	27,927
(Increase) decrease in prepaid expenses	(8,349)	167	(8,182)
(Increase) decrease in other assets	(7,402)	43	(7,359)
Increase (decrease) in accounts payable	(34,862)	3,257	(31,605)
Increase (decrease) in accrued liabilities	54,420	(1,976)	52,444
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	69,975	(2,824)	67,151
Decrease in deferred revenue	(9,727)	—	(9,727)
Increase (decrease) in other operating activities, net	(1,473)	(1,614)	(3,087)

Net cash provided by (used in) operating activities	153,787	(607)	153,180
Cash flows from investing activities:
Purchases of businesses, net of cash received	(9,468)	—	(9,468)
Purchase of property and equipment	(22,670)	(36)	(22,706)
Proceeds from sale of property and equipment	2,657	—	2,657
Investment in and advances to unconsolidated entities and joint ventures	(5,430)	—	(5,430)
Investment in Westinghouse	(1,085,913)	—	(1,085,913)
Return of investment in joint venture partner	3,710	—	3,710
Cash received from restricted and escrowed cash	10,813	—	10,813
Cash deposited into restricted and escrowed cash	(6,703)	—	(6,703)

Net cash provided by (used in) investing activities	(1,113,004)	(36)	(1,113,040)
Cash flows from financing activities:
Purchase of treasury stock	(3,043)	—	(3,043)
Contribution of capital from joint venture partner	100	—	100
Repayment of debt and capital leases	(5,398)	—	(5,398)
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—	1,049,465
Deferred financing costs	(13,093)	—	(13,093)
Issuance of common stock related to stock options	7,696	3	7,699
Excess tax benefits from exercise of stock options and vesting of restricted stock	3,137	(60)	3,077
Proceeds from revolving credit agreements	581,413	—	581,413
Repayments of revolving credit agreements	(690,706)	—	(690,706)

Net cash provided by (used in) financing activities	929,571	(57)	929,514
Effects of foreign exchange rate changes on cash	664	—	664

Net increase (decrease) in cash and cash equivalents	(28,982)	(700)	(29,682)
Cash and cash equivalents — beginning of year	154,837	575	155,412

Cash and cash equivalents — end of year	$125,855	$(125)	$125,730

	As of February 28, 2007
				Reclassification
				of
	Previously	Restatement		Discontinued
Balance Sheet (Unaudited)	Reported	Adjustments	As Restated	Operations	As Reported
Current assets:
Cash and cash equivalents	$125,855	(125)	$125,730	$—	$125,730
Restricted and escrowed cash	39,183	—	39,183	—	39,183
Accounts receivable, including retainage, net	634,593	(21,742) (a)	612,851	—	612,851
Inventories	141,721	13,533 (b)	155,254	—	155,254
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	411,579	18,507 (c)	430,086	—	430,086
Deferred income taxes	103,417	253	103,670	—	103,670
Other current assets	78,211	(3,517)	74,694	—	74,694

Total current assets	1,534,559	6,909	1,541,468		1,541,468
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	36,898	(1)	36,897	—	36,897
Investment in Westinghouse	1,090,796	(15,698) (e)	1,075,098	—	1,075,098

Property and equipment at cost	372,075	267	372,342	—	372,342
Less: accumulated depreciation	(181,909)	(703)	(182,612)	—	(182,612)

Net property, plant, and equipment	190,166	(436)	189,730		189,730

Goodwill	512,959	—	512,959	—	512,959
Other assets	142,920	1,495	144,415	—	144,415

	$3,508,298	$(7,731)	$3,500,567	$—	$3,500,567

Current liabilities:
Accounts payable	$450,517	$1,609	$452,126	$—	$452,126
Accrued liabilities	273,502	9,271 (d)	282,773	—	282,773
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	383,219	740	383,959	—	383,959
Contract liability adjustments	1,680	—	1,680	—	1,680
Deferred revenue	4,906	(3,359)	1,547	—	1,547
Current maturities of long-term debt	9,134	—	9,134	—	9,134
Short-term revolving lines of credit	2,749	—	2,749	—	2,749
Revolving line of credit	39,000	—	39,000	—	39,000
Short-term debt	6,643	—	6,643	—	6,643
Current portion of obligations under capital leases	2,228	—	2,228	—	2,228

Total current liabilities	1,173,578	8,261	1,181,839	—	1,181,839
Long-term debt, less current maturities	23,775	—	23,775	—	23,775
Japanese Yen-denominated long-term bonds secured by investment in Westinghouse, net	1,048,313	—	1,048,313	—	1,048,313
Obligations under capital leases, less current portion	2,795	—	2,795	—	2,795
Deferred income taxes	10,514	(6,138) (e)	4,376	—	4,376
Interest rate swap contract on Japanese Yen-denominated bonds	8,150	—	8,150		8,150
Other liabilities	41,524	1,035	42,559	—	42,559
Minority interest	19,245	—	19,245	—	19,245
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,094,108	(761)	1,093,347	—	1,093,347
Retained earnings	219,388	(568)	218,820	—	218,820
Accumulated other comprehensive loss	(28,551)	(9,560) (e)	(38,111)	—	(38,111)
Treasury stock	(104,541)	—	(104,541)	—	(104,541)

Total shareholders’ equity	1,180,404	(10,889)	1,169,515	—	1,169,515

	$3,508,298	$(7,731)	$3,500,567	$—	$3,500,567

The adjustments for the balance sheet as of February 28, 2007 include errors in the accounting for:

(a)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable to cost and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts.

(b)	Adjustments primarily to more properly classify certain inventory items previously included in other current assets to inventory and to more properly reflect inventory paid for by customers in inventory.

(c)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable, more properly classify certain litigation accruals to accrued liabilities, partially offset by correction of an over accrual of costs and to more properly classify certain amounts to billings in excess of costs and estimated earnings on uncompleted contracts.

(d)	Adjustments primarily to more properly classify certain litigation accruals and other accruals from billings in excess of costs and estimated earnings on uncompleted contracts and to properly record accrued rent expense on lease escalations.

(e)	Adjustment to recognize our 20% equity interest in Westinghouse’s accumulated other comprehensive income, primarily related to foreign currency translation adjustments, net of tax. This error was corrected in our Form 10-Q for the quarter ended November 30, 2007, and is not related to the restatement of previously reported financial statements as reported in our 2007 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements contained herein that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “forecast,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:
•	risks related to our Investment in Westinghouse;

•	cyclical changes in demand for our products and services;

•	cyclical nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues and the payment of liquidated damages;

•	the effect of our percentage-of-completion accounting policies;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our ability to obtain surety bonds, letters of credit or other means of credit support for projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	outcomes of pending and future litigation and regulatory actions;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible mis-estimates and/or cost escalations associated with our contracts;

•	ability of customers to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for emergency response activities from governmental agencies and private sector customers that are facing budgeting challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, subcontractors and equipment manufacturers;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	changes in the political and economic conditions of the countries in which we operate;

•	work stoppages and other labor problems;

•	our liquidity position, including our ability to increase our letters of credit and surety bonding capacity;

•	foreign currency fluctuations;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel; including key members of our management;

•	risks related to our investments in military housing privatization entities and our indemnity agreements related thereto;

•	closing of any U.S. military bases related to our privatization interests;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of war and/or terrorists’ actions;

•	significant changes in market prices of our equity securities that could change further;

•	recent changes in accounting for equity-related compensation that could impact our financial statements and our ability to attract and retain key employees;

•	unavoidable delays due to weather conditions;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions;

•	environmental factors and changes in laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	maintaining access to sufficient bonding capacity; and

•	protection and validity of patents and other intellectual property rights.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. – Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 (2007 Form 10-K), (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses our financial position as of February 29, 2008, and the results of our operations for the three and six months ended February 29, 2008, and should be read in conjunction with: (1) the unaudited condensed consolidated financial statements and notes contained herein; and (2) the consolidated financial statements and accompanying notes to our 2007 Form 10-K.
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
Overview
All of our operating segments experienced revenue growth in the three and six months ended February 29, 2008, as compared to the same periods in the prior fiscal year. The revenue growth was fueled primarily by continued strength in the global markets served by us for power generation capacity, petrochemicals and refined products. These markets are being driven by worldwide demand and long-term economic expansion. Additionally, activity levels in our Maintenance segment continue to increase with strong demand for our services from existing clients in the power generation and chemical / petrochemical markets.
Earnings improved for the three and six months ended February 29, 2008 as compared to the same periods in fiscal year 2007. Each of our operating segments reported improved earnings except for our Investment in Westinghouse segment where we account for our 20% investment in Westinghouse. Our Investment in Westinghouse segment recorded approximately $41 million and $98 million, respectively, in non-cash foreign currency translation losses during the three and six months ended February 29, 2008 which negatively impacted our investment in Westinghouse segment. These translation losses occur when the Yen denominated debt is translated to U.S. dollars for financial reporting purposes at a Yen / U.S. dollar exchange rate less than the prior quarter.
The consolidated earnings for the current quarter were significantly improved from the prior year, however, the earnings of the E&I segment were below expectation. Additionally, the earnings of the E&C and Fossil & Nuclear segments were negatively impacted by contingencies established for disputes with certain clients and from project write-downs on one project in each group. These two projects are expected to be substantially completed by mid-

April 2008. The operating performance of the F&M segment continues to be excellent which results in strong earnings for that segment.
We generated significant positive operating cash flows in the first six months of fiscal year 2008 primarily due to cash flows earned from contracts currently being executed. In the previous fiscal year, our positive operating cash flows were due primarily to collections of accounts receivable related to disaster relief and emergency services work performed in 2006 associated with hurricanes Katrina and Rita.
At fiscal year-end 2007, we had record levels of backlog of unfilled orders. Our backlog has remained relatively close to the year-end balance and our primary challenge in 2008 remains the successful execution of these contracts. We forecast that our fiscal year 2008 revenues will continue to increase as compared to fiscal year 2007 as we execute our major power generation, chemical and petrochemical contracts.
Consolidated Results of Operations
Consolidated Revenues:

		(Restated)
(dollars in millions)	February 29, 2008	February 28, 2007	$ Change	% Change
Three months ended	$1,653.2	$1,208.2	$445.0	36.8%
Six months ended	$3,365.4	$2,484.3	$881.1	35.5%
The increase in consolidated revenues in the three and six months ended February 29, 2008 as compared to the same period in the prior fiscal year is due primarily to increased volumes of air quality and emissions control work, and new coal fired power generation projects being executed by our Fossil & Nuclear segment. Also contributing to the increasing revenues is our work on major chemical and petrochemical projects in our E&C segment as well as continued growth in our F&M segment in response to worldwide demand. Included in E&C revenues are customer furnished materials for which we recognize no gross profit ($109.0 million and $243.4 million for the three and six months ended February 29, 2008 compared to $66.5 million and $138.3 million in the same prior year periods).
Consolidated Gross Profit:

		(Restated)
(dollars in millions)	February 29, 2008	February 28, 2007	$ Change	% Change
Three months ended	$135.0	$28.6	$106.4	372.0%
Six months ended	$270.0	$118.7	$151.3	127.5%
The revenue increases noted above contributed to an increase in consolidated gross profit. Our F&M segment, which has historically produced our highest gross profit percentage results, is experiencing significant increases in volumes of business driven by the worldwide demand for fabricated piping systems for power generation, chemical and petrochemical facilities. Our fiscal year 2007 results included significant second quarter project write-downs and profit reversals of approximately $60 million. Additional information is included in the sections describing each operating segment.
Consolidated General & Administrative Expenses (G&A):

		(Restated)
(dollars in millions)	February 29, 2008	February 28, 2007	$ Change	% Change
Three months ended	$73.8	$71.5	$2.3	3.2%
Six months ended	$142.7	$135.8	$6.9	5.1%
Consolidated general and administrative expenses increased for the three and six months ended February 29, 2008 as compared to the same periods in the prior fiscal year in order to support our increasing business activity levels and the remediation efforts associated with the material weaknesses in our financial reporting processes. Specific areas that contributed to the increase in general and administrative expenses during the fiscal year 2008 periods included increased labor costs due to higher headcount, accounting and auditing costs and increased insurance costs at the segment levels offset by one-time reductions in certain employee related insurance and compensation costs at corporate for the three and six months ended February 29, 2008.
Consolidated Interest Expense:

		(Restated)
(dollars in millions)	February 29, 2008	February 28, 2007	$ Change	% Change
Three months ended	$11.6	$13.1	$(1.5)	(11.5)%
Six months ended	$22.6	$21.2	$1.4	6.6%

Consolidated interest expense for the three and six months ended February 29, 2008 was comparable to the same period in the prior fiscal year.
Consolidated Income Taxes:

		(Restated)
(dollars in millions)	February 29, 2008	February 28, 2007	$ Change	% Change
Three months ended	$7.2	$9.7	$(2.5)	(25.8)%
Six months ended	$9.3	$3.5	$5.8	165.7%
Our consolidated effective tax rate for the three and six months ended February 29, 2008 was a provision of 33.5% and 37.3%, respectively. A tax provision of 44.0% and 9.6%, respectively, was applied to pre-tax losses reported for the three and six months ended February 28, 2007. We incurred $10.1 million of tax expense in the three and six month periods ended February 28, 2007 for tax matters under appeal and for foreign tax related matters. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, and increases in certain non-deductible expenses.
We adopted the provisions of FIN 48 on September 1, 2007, the first day of our fiscal year 2008. FIN 48 prescribes a minimum threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, we recognized a $5.0 million reduction in the opening balance of our retained earnings. This resulted from changes in the amount of tax benefits related to uncertain tax positions and the accrual of potential interest and penalties on those uncertain tax positions. There was no impact on our earnings. See Note 8 — Income Taxes for additional information about the impact of adoption of FIN 48.
Consolidated Earnings (Losses) from Unconsolidated Entities:

		(Restated)
(dollars in millions)	February 29, 2008	February 28, 2007	$ Change	% Change
Three months ended	$1.5	$(25.6)	$27.1	NM
Six months ended	$7.3	$(25.6)	$32.9	NM
The increased earnings from unconsolidated entities for the three and six months ended February 29, 2008 as compared to the same periods in the prior fiscal year were primarily a result of us recording a $24.7 million loss, net of tax, from our military housing privatization entities in the second quarter of fiscal year 2007. Our fiscal year 2008 results also reflect the benefit of earnings for the three and six month periods of $2.1 million and $6.9 million, net of tax, respectively, related to the acquisition of our 20% equity interest in Westinghouse on October 16, 2006. Additionally, in the first quarter of fiscal year 2008, we sold one of our investments in military housing privatization and recorded a pre-tax gain of approximately $2.3 million, and we recorded an impairment charge related to our KB Home/Shaw Louisiana LLC joint venture of $1.2 million ($0.7 million, net of tax) resulting from the downturn in the residential housing market.

Consolidated Net Income (Loss):

		(Restated)
(dollars in millions)	February 29, 2008	February 28, 2007	$ Change	% Change
Three months ended	$8.9	$(61.5)	$70.4	NM
Six months ended	$11.1	$(73.8)	$84.9	NM
The increases in our consolidated net income for the three and six months ended February 29, 2008 as compared to net losses for the same periods in the prior fiscal year 2007 is due primarily to the successful progress on our major contracts as discussed above, significant project write-downs and profit reversals recorded in the prior year period and military housing privatization losses recorded during the second quarter of fiscal year 2007, offset by the impact of non-cash foreign currency exchange rate changes on our Yen-denominated Westinghouse Bonds. Our net income includes the impact of losses from our Investment in Westinghouse segment of $(28.4) million and $(63.8) million for the three and six months ended February 29, 2008, compared to income of $13.1 million and loss of $(8.3) million for the three and six months ended February 28, 2007, respectively, which primarily reflects the impact of exchange rate changes on the Westinghouse Bonds.

NM — Not Meaningful.
Segment Results of Operations
The following comments and tables compare selected summary financial information related to our segments for the three and six months ended February 29, 2008 and February 28, 2007.

		February 28
	February 29,	2007
	2008	(Restated)	$ Change	% Change
Three Months Ended
Revenues:
Fossil & Nuclear	$647.4	$328.3	$319.1	97.2%
E&I	344.5	322.8	21.7	6.7
E&C	273.3	232.4	40.9	17.6
Maintenance	244.4	222.1	22.3	10.0
F&M	142.9	102.6	40.3	39.3
Corporate	0.7	—	0.7	NM

Total revenues	$1,653.2	$1,208.2	$445.0	36.8%

Gross profit:
Fossil & Nuclear	$43.5	$(8.6)	$52.1	NM	%
E&I	23.2	10.4	12.8	123.1
E&C	16.2	14.6	1.6	11.0
Maintenance	12.0	(13.9)	25.9	NM	%
F&M	39.0	26.1	12.9	49.4
Corporate	1.1	—	1.1	NM

Total gross profit	$135.0	$28.6	$106.4	372.0%

Gross profit percentage:
Fossil & Nuclear	6.7%	(2.6)%
E&I	6.7	3.2
E&C	5.9	6.3
Maintenance	4.9	(6.3)
F&M	27.3	25.4
Corporate	NM	NM
Total gross profit percentage	8.2%	2.4%
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$32.8	$(19.0)	$51.8	NM	%
E&I	5.1	(9.0)	14.1	NM
E&C	11.8	8.5	3.3	38.8
Maintenance	9.3	(17.1)	26.4	NM
F&M	33.2	20.4	12.8	62.7
Investment in Westinghouse	(50.5)	21.9	(72.4)	NM
Corporate items and eliminations	(20.3)	(27.7)	7.4	26.7

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$21.4	$(22.0)	$43.4	NM

NM — Not Meaningful.

		February 28,
	February 29, 2008	2007 (Restated)	$ Change	% Change
Six months Ended
Revenues:
Fossil & Nuclear	$1,245.9	$604.8	$641.1	106.0%
E&I	734.4	701.8	32.6	4.6
E&C	569.4	461.0	108.4	23.5
Maintenance	534.8	503.6	31.2	6.2
F&M	279.5	213.1	66.4	31.2
Corporate	1.4	—	1.4	NM

Total revenues	$3,365.4	$2,484.3	$881.1	35.5%

Gross profit:
Fossil & Nuclear	$86.4	$2.8	$83.6	NM %
E&I	48.3	39.3	9.0	22.9
E&C	32.7	31.5	1.2	3.8
Maintenance	26.8	(6.1)	32.9	NM
F&M	74.1	51.2	22.9	44.7
Corporate	1.7	—	1.7	NM

Total gross profit	$270.0	$118.7	$151.3	127.5%

Gross profit percentage:
Fossil & Nuclear	6.9%	0.5%
E&I	6.6	5.6
E&C	5.7	6.8
Maintenance	5.0	(1.2)
F&M	26.5	24.0
Corporate	NM	NM
Total gross profit percentage	8.0%	4.8%
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$66.0	$(14.9)	$80.9	NM %
E&I	14.9	(0.6)	15.5	NM
E&C	20.5	17.7	2.8	15.8
Maintenance	20.5	(12.5)	33.0	NM
F&M	60.3	40.6	19.7	48.5
Investment in Westinghouse	(116.6)	(13.4)	(103.2)	(770.1)
Corporate items and eliminations	(40.6)	(53.1)	12.5	23.5

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$25.0	$(36.2)	$61.2	NM

NM — Not Meaningful
The following table presents our revenues by geographic region generally based on the site location of the project:

	Three Months Ended				Six Months Ended
			(Restated)				(Restated)
	February 29, 2008		February 28, 2007		February 29, 2008		February 28, 2007
	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,326.3	80%	$966.4	80%	$2,670.1	79%	$1,991.1	80%
Asia/Pacific Rim	117.8	7	53.9	5	198.9	6	100.5	4
Middle East	162.5	10	144.2	12	358.4	11	300.1	12
Canada	4.1	—	3.7	—	8.5	—	6.6	—
Europe	28.1	2	35.2	3	96.0	3	69.4	3
South America and Mexico	7.4	1	2.4	—	16.7	—	9.9	1
Other	7.0	—	2.4	—	16.8	1	6.7	—

Total revenues	$1,653.2	100%	$1,208.2	100%	$3,365.4	100%	$2,484.3	100%

Business Segment Analysis
Fossil & Nuclear Segment
Our Fossil & Nuclear segment is experiencing significant growth in demand for our services primarily in the areas of emissions control and new power generation facilities. The Nuclear group has experienced growth primarily from a major project in China and is performing study type work for potential new nuclear power plants in the United States and other countries.
Revenues (2nd Quarter)
The increase in Fossil & Nuclear revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	an increase in the volume of activity from Air Quality Control Systems’ (AQCS) and Flue Gas Desulphurization (FGD) projects at coal fired power plants located primarily in the United States;

•	an increase in activity and commencement of work on several major supercritical clean coal fired power projects located primarily in the United States; and

•	a primarily services contract containing a limited supply of equipment for four AP1000 nuclear reactors in China.
The increase in revenues for the three months ended February 29, 2008 as compared to the same period of the prior fiscal year is partially offset by:
•	several major fossil power projects reaching and / or approaching substantial completion in the second half of fiscal year 2007 and in early fiscal year 2008;

•	decreases in revenues from transmission and distribution projects;

•	completion of major engineering services projects in the first half of fiscal year 2007; and

•	completion of a major nuclear project in Asia.
Gross Profit (Loss) and Gross Profit (Loss) Percentage (2nd Quarter)
The increase in Fossil & Nuclear gross profit for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to an increase in the volumes and margins on AQCS projects and major coal fired power generation projects due to the commencement of various projects in the second half of fiscal year 2007 and into fiscal year 2008. The 2007 period included $20 million in write-downs and profit reversals resulting from settlements of contractual disputes with clients.
The increase in gross profit and gross profit percentage for the three months ended February 29, 2008 as compared to the February 28, 2007 period is partially offset by:
•	an increase in subcontractor costs on a domestic AQCS project that reduced gross profit in the second quarter of fiscal year 2008 by $2.5 million;

•	establishment of a $2.9 million contingency for labor costs in dispute with a domestic client;

•	an increase in contingency for costs of approximately $5.6 million on an international project currently in dispute with the main contractor; and

•	costs for nuclear proposals and associated infrastructure growth in anticipation of future nuclear project awards.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
The increase in Fossil & Nuclear income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the factors affecting gross profit addressed above.
Revenues (Year to date)
The increase in Fossil & Nuclear revenues for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the same items as described above for the second quarter.
We forecast that the revenues for the Fossil & Nuclear segment will continue to be greater than fiscal year 2007 due to the number of major projects we are currently executing as well as increasing activity related to our Nuclear business.
Gross Profit and Gross Profit Percentage (Year to date)
The increase in Fossil & Nuclear gross profit for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to an increase in gross profit results on AQCS projects and major coal fired power generation projects. The 2007 period included $25 million in write-downs and profit reversals resulting from settlements of contractual disputes with clients.
The increase in gross profit and gross profit percentage for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is partially offset by:
•	an increase in subcontractor costs on a domestic AQCS project that reduced gross profit in the first half of fiscal year 2008 by $5.0 million;

•	approximately $3.1 million in nuclear power plant design work that is being performed in anticipation of future awards of nuclear power plants that is not yet chargeable to existing contracts;

•	establishment of contingencies and cost increases of approximately $6.9 million on an international project currently in dispute with the main contractor; and

•	a significant increase in costs for nuclear proposals and associated infrastructure growth in anticipation of future nuclear project awards.
The Fossil & Nuclear segment has recorded since project inception to date, revenues of $38.4 million related to unapproved change orders and claims as of February 29, 2008. The revenues are recorded in the statement of operations based on the percentage-of-completion on each individual contract. The amounts that will be included in our estimated total revenues at completion for these projects are estimated to be $56.9 million. If we collect amounts differing from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in Fossil & Nuclear income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the factors affecting gross profit addressed above.

Fossil & Nuclear Segment Overview
The Fossil & Nuclear segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil and nuclear power generation industries.
Nuclear. We support the U.S. domestic nuclear industry with engineering, procurement, maintenance and construction services. We hold a leadership position in nuclear power industry for improving the power generation capacity of existing plants, having brought in excess of 2,000 megawatts of new nuclear generation to the electric power transmission grid in the U.S. between 1984 and present. In addition, we are currently serving as architect-engineer for the National Enrichment Facility and are providing engineering services in support of new nuclear units in South Korea and the People’s Republic of China. We anticipate growth in the global nuclear power sector, driven in large part by the U.S., U.K., China and South Africa. Our support of existing U.S. utilities, coupled with our 20% equity investment in Westinghouse, is expected to result in increased levels of activity in this sector for us. Safe and reliable operation of existing plants, concerns associated with climate change, and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. Several domestic utilities are developing plans for new baseload nuclear generation. According to the Nuclear Energy Institute and the Nuclear Regulatory Commission, in the U.S., there are plans for approximately 35 new units under development as of February 2008, with the Westinghouse advanced passive AP1000 design being considered for at least 14 of them. We expect that our existing base of nuclear services work, coupled with our collaboration with Westinghouse and the AP1000 design, should position us to capitalize on growth within this industry.
Clean Coal-Fired Generation. The rise in oil prices and wide fluctuations in natural gas prices have prompted electric power companies in the U.S. to pursue construction of new coal-fired power plants utilizing advanced combustion and emission control technologies. Coal-fired capacity is typically expensive to build but has relatively lower operating costs. The continued operating cost advantage of coal over other fossil fuels has prompted electric utilities and independent power producers (IPP’s) in recent years to focus on clean coal-fired generation. During fiscal year 2007, we executed EPC contracts for three new, highly-efficient coal generation facilities: an 800 megawatt supercritical plant in North Carolina, a 600 megawatt ultra-supercritical plant in Arkansas, and a 585 megawatt circulating fluidized bed (CFB) facility in Virginia. During the first half of fiscal year 2008, we executed an EPC contract for a 600 megawatt CFB facility in Louisiana. We continue to observe continuing demand for new opportunities in this market but recognize that carbon emissions associated with fossil fired power plants could negatively impact future development of fossil fired power plants. Nevertheless, we believe we are well positioned to capture a significant market share of future coal or gas fired power plants.
Air Quality Control (AQC). Our AQC business includes domestic and selected international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, projects related to controlling fine particle pollution, carbon capture, and selective catalytic reduction (SCR) markets.
Environmental regulations and related air quality concerns have increased the need to retrofit existing coal-fired energy plants with modern pollution control equipment. We have been selected to provide EPC retrofit services on many of the power plants requiring FGD for sulfur dioxide emissions control. The March 2005 Clean Air Interstate Rule (CAIR) issued by the U.S. Environmental Protection Agency (EPA), which reduces the allowable sulfur dioxide emissions in the eastern half of the U.S. by 70% (from 2003 levels) by 2015 and reduces emissions of nitrogen oxides by 60% (from 2003 levels) by 2015, was a major driver for this market. According to the June 2007 Argus Scrubber Report, we believe that over 70,000 to 80,000 megawatts or approximately 60% to 70% of the domestic coal plants that require FGD retrofit systems are in engineering, construction or startup phase. We believe that we are the market leader for these services, being awarded approximately 25% to 30% of the estimated domestic market for these services. We forecast that many of the currently contracted domestic FGD projects will achieve commercial operation by the end of 2010. We believe the remaining 25% of the domestic FGD market of approximately 30,000 to 40,000 megawatts of capacity may be awarded over the next three to five years.
There is also a developing market for installation of mercury emission controls at existing coal-fired power plants. The Clean Air Mercury Rule (CAMR) adopted by EPA in May 2005 and state regulations imposing even more stringent mercury emission limits are another driver for this retrofit market. Connecticut, Massachusetts, New Jersey, Maryland, and Wisconsin currently have state mercury emissions rules and at least 15 other states are in the process of establishing mercury emission rules. We have several EPC mercury control projects under execution. We believe the domestic market for these services could increase in the future as more states establish new rules or as federal regulations become more stringent.

AQC EPC opportunities outside the FGD and mercury control markets, such as SCR (Selective Catalytic Reduction), are expected to be more limited than in prior years. However, we plan to continue pursuing NOx (Nitrogen Oxide) control work with existing clients, or as federal regulations become more stringent.
Gas-Fired Generation. In fiscal year 2007, active investment in new power generation was focused primarily on coal due to its relatively low operating cost compared to natural gas. We have recently observed significant renewed interest in new gas-fired generation as electric utilities and independent power producers look to diversify their generation options. Recent initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases” that are perceived to be contributing to global warming are also stimulating renewed demand for gas-fired power plants because gas-fired plants have lower emissions of carbon dioxide than coal-fired plants. Gas-fired plants are typically less expensive to construct than coal-fired and nuclear plants, but have comparatively higher and potentially more volatile fuel costs. We forecast that gas fired power plants will continue to be a part of future power generation development in the United States and believe our capabilities and expertise will position us as an EPC market leader for such plants.
Other Markets. Shaw Energy Delivery Services, Inc. (EDS) designs, builds, operates, and maintains power transmission and distribution facilities and systems. Our services include design, construction and maintenance of transmission and distribution lines as well as substations.
Environmental & Infrastructure (E&I) Segment
The second quarter of fiscal year 2008 reflects favorable revenue volume compared to the second quarter of fiscal year 2007. Federal services and commercial consulting and engineering services are reflecting growth in the market while construction services experienced a decline compared to the same prior year period.
Revenues (2nd Quarter)
The increase in revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	activity from two consolidated joint ventures providing services to the U.S. Department of Energy (DOE);

•	activity from a military housing privatization joint venture that was consolidated in the third quarter of fiscal year 2007; and

•	services to commercial consulting and engineering customers.
The increase in revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year was partially offset by:
•	a decrease in disaster relief, emergency response and recovery services in the gulf region of the U.S.; and

•	a decrease in services to a commercial client in the gulf region of the U.S.
Gross Profit and Gross Profit Percentage (2nd Quarter)
The increase in gross profit and gross profit percentage for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	the positive impact associated with the additional costs to complete certain fixed unit price projects and other project related reserves recognized in the second quarter of fiscal 2007;

•	an increase associated with two consolidated joint ventures providing services to the DOE;

•	the positive impact in the current period related to a loss recognized on a certain fixed price project in the Middle East in the second quarter of fiscal year 2007; and

•	favorable variances related to increased labor utilization and a reduction in overhead labor and fringe costs.
The increase in gross profit and gross profit percentage for the three months ended February 28, 2008 as compared to the same period in the prior fiscal year was partially offset by:
•	a decrease in gross profit percentage from recording no gross profit on the recently consolidated military housing privatization joint venture loss contracts; and

•	a decrease as a result of more favorable indirect billing rates in fiscal year 2007 compared to the same current year period.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the factors impacting gross profit addressed above combined with a reduction in general and administrative expenses due to lower labor and fringe costs and accruals for legal matters. However, the results for the three months ended February 29, 2008 were approximately $9 million below expectation largely related to activities associated with non-core businesses.
Revenues (Year to date)
The increase in E&I revenues for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the same items as described above for the second quarter.
We expect fiscal year 2008 revenues to be reasonably consistent with fiscal year 2007 revenues based on projections for work currently in backlog and anticipated new work opportunities that will be executed during fiscal year 2008.
Gross Profit and Gross Profit Percentage (Year to date)
The increase in gross profit and gross profit percentage for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	an increase in gross profit earned on our consolidated joint ventures providing services to the DOE;

•	the positive impact related to the loss recognized on a certain fixed price project in the Middle East in fiscal year 2007; and

•	favorable variances related to increased labor utilization and a reduction in overhead labor and fringe costs.
The increase in gross profit and gross profit percentage for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year was partially offset by:
•	a decrease in gross profit percentage from recording no gross profit on the recently consolidated military housing privatization joint venture loss contracts; and

•	a decrease as a result of a more favorable indirect billing rates in fiscal year 2007 compared to the same current year period.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the factors impacting gross profit addressed above combined with a reduction in general and administrative expenses from lower labor and fringe costs and accruals for legal matters. However, the results for the six month ended February 29, 2008 were approximately $9 million below expectation largely related to activities associated with non-core businesses.

E&I Segment Overview
Our E&I segment designs and executes remediation solutions involving contaminants in soil, air and water. We provide project and facilities management and related logistics support for non-environmental construction, emergency response and watershed restoration. Infrastructure services include program management and operations and maintenance (O&M) solutions to support and enhance domestic and global land, water and air transportation systems.
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
Commercial, State and Local Markets. Our core services include environmental consulting, engineering construction management and O&M services to private-sector and state and local government customers. Full service environmental capabilities include site selection, permitting, design-build, operation, decontamination, demolition, remediation and redevelopment. We provide complete life cycle solid waste management with capabilities that range from site investigation through landfill design and construction to post-closure O&M or site redevelopment. We also provide sustainability services on a national basis. We assist commercial clients in defining what sustainability means to them and in designing and developing operational concepts to integrate sustainability into their businesses.
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
Other Markets. Other service offerings include maritime services, water quality initiatives and our environmental liability transfer programs. Our maritime engineering and design services include navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. Our commercial water-treatment technologies target public drinking water providers, municipal authorities and industrial waste water treatment facilities with testing, assessments and permitting services and specialized equipment and water treatment systems to help meet regulatory standards. Through two proprietary programs, we also serve clients who desire to transfer or reduce their environmental liabilities. We have created the “Shaw Insured Environmental Liability Distribution” or “SHIELD”tm program, a proprietary structured transaction tool that uses environmental insurance products and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities. Another program is provided through our subsidiary The LandBank Group, Inc. (LandBank), which purchases at a discount environmentally impaired properties with inherent value, purchases environmental insurance to limit the environmental liabilities associated with the properties, when appropriate, and then remediates and/or takes other steps to improve and increase the value of the properties.
Energy & Chemical (E&C) Segment
Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions is providing a continued strong petrochemicals market, resulting in increasing activity levels for the E&C segment in fiscal year 2008, as compared to fiscal year 2007.
Revenues (2nd Quarter)
The increase in E&C revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	an increase in customer furnished materials ($109.0 million for the three months ended February 29, 2008 compared to $66.5 million in the same period in the prior year) related primarily to a major international petrochemical project. The project had higher construction activity than the prior year. No gross profit is recognized on revenues related to customer furnished materials; and

•	an increase in number of other petrochemical projects in progress during the three months ended February 29, 2008 compared to the same period in the prior year.
The increase in revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is partially offset by the following:
•	a decrease in services revenues from a major international petrochemical project. In comparative prior fiscal year period, the contract was at peak engineering levels; and

•	comparative prior year period revenues included activity from a major refinery project which was completed in fiscal year 2007.

Gross Profit and Gross Profit Percentage (2nd Quarter)
The increase in E&C gross profit for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	recognition in the comparative prior year period of an $11.3 million loss provision on a gulf coast refinery project which was completed in fiscal year 2007; and

•	increased activity associated with petrochemical projects.
The increase in gross profit for the three months ended February 29, 2008 as compared to the same period in the prior year was partially offset by:
•	an additional contract loss of $7.3 million recorded during the quarter related to a gulf coast EPC project;

•	lower service activity on an international petrochemical project which was at peak levels in the prior year; and

•	higher indirect expenses
The gross profit percentage during the three months ended February 29, 2008 decreased as compared to the same period in the prior fiscal year primarily due to the dilutive effect of an increase in customer furnished materials. Customer furnished materials describes circumstances where we assist in the procurement of equipment and materials on a cost reimbursable basis on behalf of our customers. Revenues and costs on customer furnished materials do not impact gross profit or net income, but increase revenues and costs in equal amounts. As a result, customer furnished materials have the effect of reducing our reported gross profit percentages.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
E&C segment income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities increased for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year primarily due to the changes in gross profit addressed above, foreign currency transaction gains related to changes in currency exchange rates and higher net interest income offset by higher general and administrative expenses.
Revenues (Year to date)
The increase in E&C segment revenues for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to an increase in customer furnished materials ($243.4 million for the six months ended February 29, 2008 compared to $138.3 million in the same period in the prior fiscal year) related primarily to a major international petrochemical project, as well as other items as described above for the second quarter.
Gross Profit and Gross Profit Percentage (Year to date)
The increase in E&C gross profit for the six months ended February 29, 2008 as compared to the same period in the prior year is primarily attributable to:
•	recognition in the comparative prior year period of an $11.3 million loss provision on a gulf coast refinery project which was completed in fiscal year 2007;

•	a high level of contract losses recorded in the prior year as compared to the current fiscal year; and

•	increased activity associated with petrochemical projects.
The increase in gross profit for the six months ended February 29, 2008 as compared to the same period in the prior year was partially offset by:

•	lower service activity on an international petrochemical project which was at peak levels in the prior year; and

•	higher indirect expenses.
The gross profit percentage during the six months ended February 29, 2008 decreased as compared to the same period in the prior fiscal year primarily due to the dilutive effect of the increase in customer furnished materials.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The E&C segment income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities increased for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year primarily due to the changes in gross profit addressed above, foreign currency transaction gains related to changes in currency exchange rates and higher net interest income offset by higher general and administrative expenses.
E&C Segment Overview
Our E&C segment provides a range of project related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries. We expect that high crude oil prices will continue to support capital expenditures by our major oil and petrochemical customers and may provide opportunities for us to increase our activity levels in these service areas.
Chemicals. Demand in the chemical industries remains strong, fueled by strong growth in the economies of China and India as well as the rising standard of living in other developing economies. We expect the number of new petrochemical projects to flatten as additional supply comes on-line. Internationally, we believe the Middle East and China provide the majority of petrochemical capacity expansion opportunities. In the Middle East, we expect new petrochemical opportunities due to relatively high crude oil prices and the availability of lower priced feed stock and natural gas and the proximity of the Middle East to the European and Asian markets. During fiscal year 2007, we were awarded petrochemical projects in China and Saudi Arabia for our Acrylonitrile — butadiene — styrene (ABS) polymer emulsion technology. ABS is a “bridge” polymer between commodity plastics and higher performance thermoplastics.
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
Ethylene. Ethylene represents one of our core technologies. We estimate global demand for ethylene to grow in the near term with a supply driven downturn expected in 2009-2011. We expect that major oil and petrochemical companies will integrate refining and petrochemical facilities in order to improve profits, providing additional opportunities for us. In petrochemicals, we have extensive expertise in the construction of ethylene plants, which convert gas and/or liquid hydrocarbon feed stocks into ethylene, and derivative facilities which provide the source of many higher-value chemical products, including packaging, pipe, polyester, antifreeze, electronics, tires and tubes.

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
Maintenance Segment
We experienced increased activity in our Maintenance segment from capital construction projects for chemical industry customers during the three months ended February 29, 2008, while revenue from maintenance projects remained at a level consistent with the previous year. We continue to perform a higher volume of outage and nuclear refueling work for our customers primarily in the power generation industry in the fall and spring (our first and third fiscal quarters). Accordingly, our activity levels are typically higher during these periods.
Revenues (2nd Quarter)
The increase in Maintenance revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	an increase in construction services related to activity driven primarily by two significant projects in the chemicals industry;
•	the conversion of a significant project for maintenance and modification services with a customer in the power generation industry from a contract performed with a joint venture partner to a Shaw-only arrangement.
The increase in revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year was partially offset by:
•	a reduction in the activity due to the completion of a power generation project in the U.S. in the second quarter of fiscal year 2007.
Gross Profit and Gross Profit Percentage (2nd Quarter)
The increase in Maintenance gross profit and gross profit percentage for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to:
•	an increase in construction projects which, though shorter in duration, have a higher gross profit percentage than typical maintenance projects;
•	improved market conditions and improved performance resulting in higher profit margins; and
•	changes in profit estimates on two offshore production platform contracts and a major construction project recorded in the comparative prior year period which negatively affected gross profit by $14.4 million.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the changes in gross profit addressed above.

Revenues (Year to date)
The increase in Maintenance revenues for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the same items as described above for the second quarter. Also, fiscal year 2008 revenues reflect a decrease in the number of nuclear refueling outages for which we performed maintenance and modification services compared to those performed for the same customers during the same period a year ago due to the timing of the refueling outages which run on an 18 or 24 month cycle.
We anticipate fiscal year 2008 revenues to remain at or near 2007 levels despite the completion of a major construction contract for a customer in the power generation industry. We anticipate providing additional services for current and new customers in the power generation and chemical industries due to increased market demand.
Gross Profit and Gross Profit Percentage (Year to date)
The increase in maintenance gross profit and gross profit percentage for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the same items as described above for the second quarter.
Our Maintenance segment has recorded cumulative revenues from the inception of projects to date of $28.7 million related to estimated project incentives and unapproved change orders and claims as of February 29, 2008. These are recorded to current revenues on a percentage of completion basis. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the changes in gross profit addressed above.
Maintenance Segment Overview
Our Maintenance segment is a market leader, providing a full range of integrated asset life cycle capabilities that compliment our EPC services. We provide clients with reliability engineering, turnaround maintenance, outage maintenance, routine maintenance, capital construction, tank design, tank construction and maintenance, architectural and building services, off-site modularization, and specialty services. We perform services to restore, rebuild, repair, renovate, and modify industrial structures, as well as offer predictive and preventative maintenance. Our comprehensive range of services are offered to clients in combinations that will increase capacity, reduce expenditure and optimize cost, ensuring the highest return on critical production assets within their facilities. All services are provided at client work sites located primarily in North America.
Nuclear Plant Maintenance and Modifications. The U.S. currently has 104 operating nuclear reactors which require continuous engineering and maintenance services to support operations, plan outages, extend life/license, upgrade materials, increase capacity uprates and improve performance. We provide system-wide maintenance and modification services to 40 of those 104 operating domestic nuclear reactors. We concentrate on more complicated, non-commodity type projects in which our historical expertise and project management skills add value. We also have a leading position in the decommissioning and decontamination business for commercial nuclear energy plants.
In addition to supporting operations and improving performance, we believe there are opportunities for further expansion in plant restarts, up rate related modifications and new plant construction. We also believe there are opportunities to take on additional in-plant support services.
Fossil Plant Maintenance and Modifications. We provide fossil plant maintenance services for energy generation facilities throughout North America. Our expertise, developed by providing outages, construction planning and execution in the nuclear industry, is valuable and recognized in the fossil power sector. Significant opportunities exist for further expansion into this market as energy demand continues to increase and customers seek longer run times, higher reliability and better outage performance.

Chemical Plant Maintenance and Capital Construction Services. We have a continuous presence in over 90 U.S. field locations serving petrochemicals, specialty chemicals, oil and gas, manufacturing, refining and infrastructure markets. Looking forward, we believe that petrochemicals, clean fuels and refining markets provide the best growth opportunities for us. Expansion of these markets has been enhanced by governmental regulations supporting cleaner burning fuels and the supply of commodity chemicals to support the current domestic construction market. Our Maintenance segment also includes a capital construction component serving existing client sites. Capital construction projects are comprised of an array of revamp efforts along with grassroots green-field projects. Construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.
In addition to our varied spectrum of maintenance and construction work, we are building an accomplished reputation for successfully executing large recovery and rebuild projects. We are able to mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes. Our recent successful project completions included major petrochemical, natural gas processing and refining facilities in Texas and Louisiana.
Fabrication and Manufacturing (F&M) Segment
Our Fabrication and Manufacturing segment continues to be driven by strong global demand for its fabrication services and its manufacturing and distribution capabilities. The construction of our new facility in Mexico is nearing completion and we expect the facility to be operational in the third quarter of fiscal year 2008. This facility will increase our capacity and ability to meet more of the global demand in our markets. The operating performance of F&M continues to be excellent and the utilization of its shop capacity remains high. This resulted in continued strong earnings for the three months ended February 29, 2008.
Revenues (2nd Quarter)
The increase in F&M segment revenues for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is due primarily to:
•	significant growth in the domestic markets in the power generation and refining industries; and

•	increased activity in the petrochemical and oil and gas industries in the foreign markets.
We anticipate that demand for our products and services will continue to increase throughout the remainder of fiscal year 2008.
Gross Profit and Gross Profit Percentage (2nd Quarter)
The increase in the segment’s gross profit and gross profit percentage for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to our continued ability to utilize our vast capacity capabilities to meet the strong demand within our domestic and foreign markets.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter )
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended February 29, 2008 as compared to the same period in the prior fiscal year is due primarily to the increases in revenues and the factors impacting gross profit as listed above. General and administrative expenses increased for the three months of fiscal year 2008 compared to the same period in fiscal year 2007, due to increased labor costs utilized to support the higher demand in our end markets.

Revenues (Year to Date)
The increase in F&M revenue for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is due primarily to attributable to the same items as described above for the second quarter.
Gross Profit and Gross Profit Percentage (Year to Date)
The increase in the F&M gross profit and gross profit percentage for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the same items as described above for the second quarter.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in F&M income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the six months ended February 29, 2008 as compared to the same period in the prior fiscal year is primarily attributable to the same items as described above for the second quarter.
F&M Segment Overview
Our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries.
Fabrication. We believe our expertise and proven capabilities to furnish complete piping systems in this global market have positioned us among the largest suppliers of fabricated piping systems for energy generation facilities in the U.S. We are also a leading supplier worldwide, serving both our other business segments and third parties. Piping systems are the critical path item in chemical plants that convert raw or feedstock materials to products. Piping system integration accounts for a significant portion of the total man-hours associated with constructing energy generation and chemical and other materials processing facilities. We fabricate fully-integrated piping systems for chemical customers around the world.
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
Investment in Westinghouse Segment
Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants to help keep nuclear power plants operating safely and competitively worldwide. We believe that Westinghouse technology is being utilized in over 60 of the 104 operating domestic nuclear reactors and approximately 40% of the reactors operating internationally. We are aware that plans for at least 30 new domestic reactors are under development, with the Westinghouse advanced passive AP1000 design being considered for at least 14 of them. Internationally, Westinghouse technology is currently being used for six reactors being constructed in South Korea and four reactors in China and is being considered for numerous new reactors in multiple countries.
Our Investment in Westinghouse segment includes our 20% equity interest in Westinghouse which we acquired on October 16, 2006 (the first quarter of our fiscal year 2007) from British Nuclear Fuels plc.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and six month periods ended December 31, 2007 are reflected in our results of operations for the three and six months ended February 29, 2008. Prior fiscal year results include the results of operations from Westinghouse for the 75-day period from October 16, 2006 to December 31, 2006 plus the impacts of other items mentioned below including interest expense and foreign currency translation gains (losses).
The total impact from the Investment in Westinghouse segment on our income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three and six months ended February 29, 2008 was income (loss) of $(50.5) million and $(116.7) million, pre-tax, respectively, compared to income (loss) of $21.9 million and $(13.4) million, pre-tax, respectively, in the three and six months ended February 28, 2007. Results for the three and six months ended February 29, 2008 and February 28, 2007 included the following:

	Three Months Ended		Six Months Ended
		(Restated)		(Restated)
	February 29,	February 28,	February 29,	February 28,
(dollars in millions)	2008	2007	2008	2007
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(9.2)	$(8.8)	$(18.1)	$(13.4)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(40.6)	33.6	(97.8)	3.0

General and administrative expenses	(0.7)	(2.9)	(0.8)	(3.0)

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$(50.5)	$21.9	$(116.7)	$(13.4)

Additionally, our net income (loss) for the three and six months ended February 29, 2008 includes income from our 20% interest in Westinghouse earnings of $2.1 million and $6.9 million, respectively, compared to losses of $(0.2) million for the three and six months ended February 28, 2007.
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
Corporate
General and Administrative Expenses
Our corporate general and administrative expenses decreased for the three and six months ended February 29, 2008 as compared to the same periods in the prior fiscal year primarily due to one time reductions in certain employee related insurance and compensation costs of approximately $4.5 million in the three and six months ended February 29, 2008 partially offset by an increase in audit and professional fees. We operate in a decentralized structure and allocate certain general and administrative costs to our other segments. Our corporate segment includes operations not allocated to our other segments.
Related Party Transactions
During fiscal year 2007, we subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S. with two companies owned by one of our directors whom our Board of Directors had previously determined is not independent. Amounts paid to these companies were approximately $0.2 million and $0.3 million, respectively, for the three and six months ended February 29, 2008, compared to $0.9 million and $2.0 million, respectively, for the three and six months ended February 28, 2007.
Liquidity and Capital Resources
Liquidity
As of February 29, 2008, our cash and cash equivalents increased $308.3 million, or 90.3%, to $649.7 million from $341.4 million at August 31, 2007. Our cash and cash equivalent balances excluded $15.4 million of restricted and escrowed cash. In addition to our cash and cash equivalents, we had $262.8 million of revolving credit availability under our Credit Facility at February 29, 2008.
As reflected by the increase in our cash and cash equivalents, we generated significant positive operating cash flows in the first six months of fiscal year 2008 primarily from positive cash flows earned on projects being executed in our Fossil & Nuclear, F&M and E&C segments. We generated significant positive operating cash flows in the comparative prior year period due primarily to collections of accounts receivable related to fiscal year 2006 disaster relief and emergency response services work and the positive cash performance on several EPC projects in our Fossil & Nuclear segment. While markets for our EPC services continue to be strong, and our company has experienced significant revenue growth in the last three years, our ability to continue to sign incremental major EPC contracts may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our customers reducing letter of credit and surety requirements on new work. Additionally, the increase in the usage of the Credit Facility for performance letters of credit reduces our borrowing capacity available for general working capital needs. In January 2008, we received commitments to increase our existing Credit Facility from $850 million to $1.05 billion. Also, we received approval from our lenders to seek additional commitments that could increase the Credit Facility to $1.25 billion without further amendment.
As of February 29, 2008, we were in compliance with the financial covenants contained in the Credit Facility agreement. During fiscal year 2007, we obtained waivers of financial reporting requirements in the Credit Facility through December 31, 2007, as a result of previous delays in filing our periodic reports with the SEC.
Excess cash is generally invested in one of two types of investment vehicles; either with money market funds governed under rule 2a-7 of the U.S. investment act of 1940 and rated AAAm/Aaa by Standard & Poor’s and/or Moody’s Investors Service, respectively, or in interest bearing deposit accounts with commercial banks rated A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively . We do not invest in securities having maturities greater than 120 days.
Approximately $120 million of our cash as of February 29, 2008 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances. In the event of a taxable transaction, this may impact the timing of our utilization of U.S. net operating losses, but would not increase our current cash tax expense.
We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances and do not expect our cash flow from operations to be as strong in the third quarter of fiscal 2008 as it was in the first two quarters of this year. The difference relates primarily to the timing of cash flows on certain major contracts currently being executed. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to reinvest a portion of our excess cash in our business lines, including, but not limited to, the purchase of equipment that we have historically leased.

Cash Flows for the Six Months ended February 29, 2008 versus the Six Months ended February 28, 2007
The following table sets forth the cash flows for the six months ended February 29, 2008 and February 28, 2007 (in thousands):

	2008	2007	Change
Cash flows provided by operations	$304,722	$153,180	$151,542
Cash flows (used in) investing	(47,983)	(1,113,040)	1,065,057
Cash flows provided by financing	50,808	929,514	(878,706)
Effect of foreign exchange rate changes on cash	824	664	160
The increase in fiscal year 2008 operating cash flows as compared to the same period in the prior year resulted from a significant increase in operating cash flows associated with contracts in our Fossil & Nuclear, F&M and E&C segments while the fiscal year 2007 period benefited from the collection of amounts due to us in connection with disaster relief, emergency response services performed for federal, state and local government agencies, and private entities performed during fiscal year 2006. Cash flows (used in) investing activities decreased in the first six months of fiscal year 2008 as compared to the same 2007 fiscal year period primarily due to the $1.1 billion acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds with an approximate principal amount of $1.1 billion in October 2006. Net cash flows provided by financing activities were lower during the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007 primarily due to the acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds.
Other Revolving Lines of Credit
In addition to our domestic Credit Facility, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions which are available for letters of credit and, to a lesser extent, working capital loans. See Note 7 - Long-Term Debt and Revolving Lines of Credit included in Part I, Item 1 - Financial Statements for additional information.
Senior Notes
Our remaining Senior Notes were redeemed on May 31, 2007. We funded the redemption with existing cash on hand.
Off Balance Sheet Arrangements
On a limited basis, performance assurances are extended to customers in the form of letters of credit, surety bonds, and / or parent company guarantees that guarantee certain performance obligation of a project. If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our clients. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
See Note 5 - Equity Method Investments and Variable Interest Entities included in Part I, Item 1 - Financial Statements for a discussion of guarantees related to our Privatization entities.
Commercial Commitments
Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. We are required to reimburse our lenders for payments on these letters of credit. At February 29, 2008, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit - Domestic and Foreign	$808.7	$78.6	$582.2	$73.2	$74.7
Surety bonds	815.9	533.8	249.4	4.4	28.3

Total Commercial Commitments	$1,624.6	$612.4	$831.6	$77.6	$103.0

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to March 1, 2008.
Of the amount of outstanding letters of credit at February 29, 2008, $566.6 million were issued to customers in connection with contracts (performance letters of credit). Of the $566.6 million, five customers held $328.8 million or 58% of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project is $100.8 million.
As of February 29, 2008 and August 31, 2007, we had total surety bonds of $815.9 million and $875.2 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability as of February 29, 2008 and August 31, 2007 was $477.5 million and $467.7 million, respectively.
Fees related to these commercial commitments were $3.8 million and $7.6 million, for the three and six months ended February 29, 2008, respectively, compared to $2.7 million and $5.5 million for the three and six months ended February 28, 2007, respectively.
See Note 7 - Long-term Debt and Revolving Lines of Credit to our condensed consolidated financial statements in Item 1 of Part I of this report for a discussion of long-term debt, and Note 10 - Contingencies and Commitments to our condensed consolidated financial statements in Item 1 of Part I of this report for a discussion of contingencies and commitments.
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
Accounting for Uncertainty in Income Taxes
We adopted FIN 48 in the first quarter of fiscal year 2008. In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, we recognized a $5.0 million reduction in the opening balance of our shareholder’s equity for the period beginning September 1, 2007. This resulted from changes in the amount of tax benefits related to uncertain tax positions and the accrual of potential interest and penalties on those uncertain tax positions. There was no impact on earnings. See Note 8 - Income Taxes.
We recognize potential interest and penalties related to unrecognized tax benefits within our consolidated statement of operations in income tax expense.

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
Fossil & Nuclear and E&C Segments. We define our backlog in the Fossil & Nuclear segment and in the E&C segment to include projects for which we have received a commitment from our customers and our pro rata share of our unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. During the second quarter of fiscal year 2008, the Fossil & Nuclear segment signed a major EPC contract for a new coal fired power plant in Louisiana. Subsequent to quarter end, Fossil & Nuclear signed an alliance agreement with a major UK utility that could lead to the construction of five 800 MWe coal fired power units in the United Kingdom. In March and April 2008, the Fossil & Nuclear Segment signed three agreements providing limited notices to proceed associated with proposed nuclear power plants to be located in the United States.
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
Our backlog is as follows:

	February 29, 2008		August 31, 2007
By Segment	(In Millions)%		(In Millions)%
Fossil & Nuclear	$6,870.3	48	$6,768.9	47
E&I	2,848.5	20	2,589.2	18
E&C	2,195.7	15	2,550.8	18
Maintenance	1,575.4	11	1,691.6	12
F&M	749.7	6	713.8	5

Total backlog	$14,239.6	100%	$14,314.3	100%

	February 29, 2008		August 31, 2007
By Industry	(In Millions)%		(In Millions)%
E&I	$2,848.5	20	$2,589.2	18
Power Generation	8,504.1	60	8,417.5	59
Chemical	2,844.2	20	3,253.8	23
Other	42.8	—	53.8	—

Total backlog	$14,239.6	100%	$14,314.3	100%

	February 29, 2008		August 31, 2007
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$11,427.6	80	$11,228.1	78
International	2,812.0	20	3,086.2	22

Total backlog	$14,239.6	100%	$14,314.3	100%

Backlog for the Fossil & Nuclear segment as of February 29, 2008 increased $101.4 million as compared to August 31, 2007, primarily as a result of the addition of a major Fossil domestic coal project and the addition of two international Nuclear projects. We also experienced additional backlog growth due to scope increases within our existing signed contracts during the same period. These additions were offset by the execution of existing projects in the first six months of the fiscal year. We expect our proposal activities primarily related to domestic nuclear new build projects to begin having an impact on our backlog during fiscal years 2008 and 2009.
Backlog for the E&I segment as of February 29, 2008 increased $259.3 million compared to August 31, 2007. The increase in backlog is primarily attributable to a scope increase with the D.O.E, consolidation of a previously unconsolidated of a joint venture and project awards for remediation, consulting and logistics services from federal and commercial customers.
As of February 29, 2008, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I backlog, accounting for $2.4 billion or 86% of the backlog. Unfunded backlog related to federal government projects awarded for which funding has not been approved is $2.1 billion and $2.0 billion at February 29, 2008 and August 31, 2007, respectively.
Backlog for the E&C segment as of February 29, 2008 decreased $355.1 million as compared to August 31, 2007. New orders booked in the first six months did not replace the work executed during the period. Included in backlog at February 29, 2008 and August 31, 2007, is $726.7 million and $994.4 million, respectively, of customer furnished materials which do not have any associated gross profit. At February 29, 2008, two customers account for approximately $1.6 billion or approximately 75% of backlog for the E&C segment.
Backlog for the Maintenance segment as of February 29, 2008 decreased $116.2 million as compared to August 31, 2007. The decrease in backlog was due primarily to new awards booked and scope growth recorded on existing projects not replacing the work executed during the first six months of the year. At February 29, 2008, two customers account for approximately $962.0 million or 61% of the Maintenance segment backlog.

Backlog for the F&M segment as of February 29, 2008 increased $35.9 million as compared to August 31, 2007 due to continuing demand in the chemical, petrochemical, refining, and power generation industries for our fabrication and manufacturing and distribution services. At February 29, 2008, two customers account for approximately $216.6 million or 29% of backlog for the F&M segment.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 17 - New Accounting Pronouncements of our condensed consolidated financial statements in Part I, Item 1 - Financial Statements.
ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about our market risk, see Item 7A - Quantitative and Qualitative Disclosures about Market Risk of our 2007 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2007.
ITEM 4. - CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2008 because of the material weaknesses discussed below.
Identification of Material Weaknesses
As part of our quarterly evaluation of the effectiveness of our internal controls over financial reporting described above, we considered the restatements that occurred during the year ended August 31, 2007 and the resulting delays in our periodic filings. As a result of these and other factors discussed below, we have concluded that the following material weaknesses in internal control over financial reporting existed as of August 31, 2007 and continue to exist as of February 29, 2008:
1. Control Environment over Financial Reporting
We did not maintain an adequate control environment over financial reporting. Specifically, the following deficiencies were identified as of August 31, 2007 and continue to exist as of February 29, 2008:
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
3. Period-End Financial Reporting Process
We did not maintain effective controls over our period-end reporting process. Specifically, the following deficiencies were identified as of August 31, 2007 and continue to exist at February 29, 2008:
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
The aforementioned material weaknesses contributed to the restatements of our annual and interim financial statements in fiscal 2007. Additionally, the material weaknesses result in a reasonable possibility that material misstatements of our interim or annual financial statements would not be prevented or detected on a timely basis by our internal control over financial reporting.
In addition, we identified the following material weaknesses in internal control over financial reporting in our Quarterly Report on
Form 10-Q/A for the period ended November 30, 2006, which remain in effect as of February 29, 2008:
4. E&C Segment Control Environment Deficiency - We lacked an emphasis on our internal controls and procedures resulting in inadequate communication of project concerns on a timely basis for consideration and evaluation in financial reporting.
5. E&C Segment Project Reporting Deficiency - We lacked sufficient policies and procedures to ensure reasonable contract estimates are maintained and reported on contracts with total revenues of less than $50 million.
These E&C Segment material weaknesses contributed to the previous restatement of our interim consolidated financial statements included in our Quarterly Report on Form 10-Q/A for the period ended November 30, 2006, which was filed on September 28, 2007.
Remediation of Material Weaknesses in Process
In response to the material weaknesses identified above, we have dedicated, and continue to dedicate, significant resources to improve our control environment and to remedy our material weaknesses. This has included bringing additional personnel to assist with our remediation efforts and developing project teams to address each material weakness or in some cases to address individual key components of the material weakness. Our efforts include the following:
1.	As part of our planned remedial measures related to the Control Environment for Financial Reporting,
i.	We will continue to address staffing needs to support our growing business.

ii.	We have hired and will continue to hire additional experienced supervisory and staff accounting professionals to provide resources for analyzing and properly recording the results of our operations in our financial statements, including the corresponding disclosures. To supplement our staffing needs, we have engaged experienced temporary personnel to fill our needs until we are able to fill all our positions with qualified full time employees.

iii.	We will continue to develop and implement robust accounting policies and procedures to ensure that accounting transactions are compliant with GAAP and that appropriate and timely reviews are completed. As part of this effort we have performed a gap analysis to determine which accounting policies and procedures we are lacking and which ones need improvement and have prioritized the list to determine which ones are the most critical to the control environment for financial reporting. We have developed policies and procedures critical to the control environment for financial reporting and are in the final review and approval process.

iv.	We will ensure that additional training and development programs continue to be implemented.

v.	We have provided internal controls training to numerous key personnel including corporate and segment executives in our Company.

vi.	We are implementing a financial controls self assessment process and tool to facilitate raising awareness of financial control throughout the Company and to allow us to monitor the effectiveness of controls more often and more efficiently.
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
As part of our planned remedial measures related to FIN 46(R), we initiated additional controls and we will continue to employ an appropriately trained and qualified internal subject matter expert who is responsible for assessing the accounting treatment of current and future investments in entities that are less than 100% owned. We have also reinforced our processes to ensure we are made aware of events on a timely basis which may require us to re-evaluate a less than 100% owned entity under FIN 46(R).
As part of our planned remedial efforts related to accounting for stock compensation, we have started using an external service provider and decreased our reliance on overly complex documentation and processes. We have simplified the spreadsheets and also improved our review and approval process.
As part of our planned remediation efforts related to our self insurance accruals, we have enhanced our controls surrounding review and use of actuarial reports.
3.	As part of our planned remedial measures related to the Period-End Financial Reporting Process:
i.	We have developed and are implementing procedures providing increased controls over the review and approval of journal entries as well as better defining the documentation requirements for journal entries.

ii.	We will implement improved controls over the preparation and review of balance sheet reconciliations. We have developed an inventory of all of our account reconciliations and have actively been working to ensure our account reconciliations are being prepared on a timely basis. We are also working on quality reviews of the account reconciliations to ensure the reconciliations are an effective control to confirm our balance sheet is correct. We are also developing a detailed policy and procedure related to balance sheet account reconciliations.

iii.	We will also improve our accrual processes and the timely review of the booking of contract costs. We have developed alternate procedures to ensure the proper accrual of costs at the end of each month while at the same time we are working on more effective and efficient longer term processes.

iv.	In addition to the actions taken to date with respect to FIN 46(R), we will continue to review our joint venture governance policies and, as appropriate, modify and enhance their effectiveness. These controls include formally communicating the results of operations and financial positions of entities that are less than 100% owned to personnel with an in-depth knowledge of the operations of the entity, senior executive officers, as well as financial accounting personnel.
The continued introduction of company-wide accounting policies, procedures and self-assessment activities will ensure consistency and completeness of the above remedial measures.

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
In light of the material weaknesses described above, we continued to perform additional procedures that were designed to provide management with reasonable assurance regarding the reliability of: (i) our financial reporting; and (ii) the preparation of the consolidated financial statements contained in this Form 10-Q. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 - Contingencies and Commitments of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2007 Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      During our second fiscal quarter ended February 29, 2008, the following matters were submitted by the Company to a vote of its security holders at the 2008 Annual Meeting of Shareholders held on January 29, 2008.
(1) Election of eight members to our Board of Directors, each for a one-year term;

Director	Votes For	% Outstanding	Withheld	% Outstanding
J. M. Bernhard, Jr.	73,402,369	89.81	1,720,142	2.11
James F. Barker	69,643,100	85.21	5,479,411	6.71
Thos. E. Capps	74,339,141	90.96	783,370	0.96
L. Lane Grigsby	73,327,613	89.72	1,794,898	2.20

Director	Votes For	% Outstanding	Withheld	% Outstanding
Daniel A. Hoffler	70,567,391	86.35	4,555,120	5.57
David W. Hoyle	68,503,209	83.82	6,619,302	8.10
Michael J. Mancuso	69,082,484	84.53	6,040,027	7.39
Albert D. McAlister	69,504,404	85.04	5,618,107	6.87
(2) A proposal was passed by the required shareholder vote ratifying the Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 31, 2008;

Votes For	% Outstanding	Votes Against	% Outstanding	Abstain	% Outstanding
74,680,350	91.38	370,342	0.45	71,419	0.09

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

10.1	Amendment No. 5 dated January 14, 2008, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2008.	1-12227	10.1

*10.2	Offer Letter Agreement dated as of August 18, 2007, by and between the Company and Michael J. Kershaw.	The Shaw Group Inc. Current Report on Form 8-K filed on December 21, 2007.	1-12227	10.1

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: April 9, 2008	/s/ Brian K. Ferraioli
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

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference

3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007.	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007.	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

10.1	Amendment No. 5 dated January 14, 2008, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2008.	1-12227	10.1

*10.2	Offer Letter Agreement dated as of August 18, 2007, by and between the Company and Michael J. Kershaw.	The Shaw Group Inc. Current Report on Form 8-K filed on December 21, 2007.	1-12227	10.1

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.