Form 10-Q
period 2008-05-31
SHAW GROUP INC
filed 2008-07-10
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: common stock, no par value, 83,467,789 shares outstanding as of July 3, 2008.

EXPLANATORY NOTE
Restatement of Certain Fiscal Year 2007 Comparative Amounts
          The financial statements of The Shaw Group Inc. (Shaw, we, us, and our) for the three and nine months ended May 31, 2007 included in this Quarterly Report on Form 10-Q (this Form 10-Q) reflect a restatement to correct accounting errors.
          As reported in our Current Report on Form 8-K filed on November 14, 2007, in connection with a review of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006 (2006 Annual Report), our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006 (2007 1st Quarter Form 10-Q/A), and our Quarterly Reports on Form 10-Q for the three months ended February 28, 2007 and May 31, 2007, the Staff of the Corporate Finance Division (the Staff) of the Securities and Exchange Commission (the SEC) issued a letter in which the Staff commented on certain items in our consolidated financial statements. Specifically, the Staff’s comments addressed certain charges (primarily recorded and disclosed in the 2007 1st Quarter Form 10-Q/A) that related to fiscal years 2006 and 2005.
          As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our financial statements for the three and nine months ended May 31, 2007. These restatements are reflected within this Form 10-Q. We did not amend any previously filed reports.
Correction of August 31, 2007 Balance Sheet
          The August 31, 2007 balance sheet in the accompanying financial statements reflects the correction of an accounting error. The August 31, 2007 consolidated balance sheet contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 (2007 Form 10-K) did not include the recognition of our 20% equity interest in Westinghouse’s accumulated other comprehensive income, primarily related to pre-tax foreign currency translation gains. The impact of this correction was an increase to the previously reported Investment in Westinghouse balance, a decrease in our previously reported Accumulated Other Comprehensive Loss, and a decrease in previously reported non current deferred income taxes. The correction of the error had no impact on our reported results of operations or cash flows for fiscal year 2007.
          See Notes 1 and 19 of our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2008 AND AUGUST 31, 2007
(In thousands, except share amounts)

	2008	2007
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$677,131	$341,359
Restricted and escrowed cash	12,647	19,266
Accounts receivable, including retainage, net	849,168	771,806
Inventories	216,738	184,371
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	462,084	398,131
Deferred income taxes	58,558	79,146
Prepaid expenses	36,764	23,576
Other current assets	37,475	34,435

Total current assets	2,350,565	1,852,090
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	22,894	41,227
Investment in Westinghouse	1,159,329	1,126,657
Property and equipment, less accumulated depreciation of $229,302 and $198,662, respectively	269,663	219,852
Goodwill	509,056	513,951
Intangible assets	24,974	27,356
Deferred income taxes	15,495	9,629
Other assets	97,967	103,683

Total assets	$4,449,943	$3,894,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,100	$553,273
Accrued salaries, wages and benefits	112,650	119,219
Other accrued liabilities	174,404	200,500
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	808,360	572,435
Short-term debt and current maturities of long-term debt	8,667	7,687

Total current liabilities	1,719,181	1,453,114
Long-term debt, less current maturities	3,926	9,337
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,197,073	1,087,428
Interest rate swap contract on Japanese Yen-denominated bonds	409	6,667
Other liabilities	75,033	62,960
Minority interest	30,346	18,825
Contingencies and commitments (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 89,024,452 and 86,711,957 shares issued, respectively; and 83,374,923 and 81,197,473 shares outstanding, respectively	1,200,622	1,104,633
Retained earnings	333,678	273,602
Accumulated other comprehensive loss	4,046	(17,073)
Treasury stock, 5,649,529 shares and 5,514,484 shares, respectively	(114,371)	(105,048)

Total shareholders’ equity	1,423,975	1,256,114

Total liabilities and shareholders’ equity	$4,449,943	$3,894,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2008 AND 2007
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
		2007		2007
	2008	(Restated)	2008	(Restated)
Revenues	$1,820,745	$1,602,741	$5,186,127	$4,087,062
Cost of revenues	1,645,236	1,468,452	4,740,583	3,834,112

Gross profit	175,509	134,289	445,544	252,950
General and administrative expenses	71,520	68,187	214,206	204,013

Operating income	103,989	66,102	231,338	48,937

Interest expense	(2,038)	(3,079)	(6,581)	(10,859)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,040)	(8,543)	(28,127)	(21,992)
Interest income	4,433	3,379	15,647	8,677
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(8,392)	15,457	(106,189)	18,448
Other foreign currency transaction gains (losses), net	2,093	(301)	8,869	(5,007)
Other income (expense), net	1,296	383	1,335	(1,019)

Income before income taxes, minority interest and earnings from unconsolidated entities	91,341	73,398	116,292	37,185
Provision for income taxes	34,094	15,743	43,394	19,212

Income before minority interest and earnings from unconsolidated entities	57,247	57,655	72,898	17,973
Minority interest	(11,202)	(4,355)	(23,067)	(12,867)
Income from 20% Investment in Westinghouse, net of income taxes	5,822	1,625	12,698	1,457
Earnings (losses) from unconsolidated entities, net of income taxes	2,043	(787)	2,490	(26,208)

Net income (loss)	$53,910	$54,138	$65,019	$(19,645)

Net income (loss) per common share:
Basic	$0.65	$0.68	$0.80	$(0.25)

Diluted	$0.64	$0.66	$0.77	$(0.25)

Weighted average shares outstanding:
Basic	82,511	80,060	81,773	79,763
Diluted	84,253	81,855	84,013	79,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MAY 31, 2008 AND 2007
(In thousands)

	Nine Months Ended
		2007
	2008	(Restated)
Cash flows from operating activities:
Net income (loss)	$65,019	$(19,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,732	30,825
(Benefit from) deferred income taxes	28,472	(14,415)
Stock-based compensation expense	15,248	12,013
Accretion of discount on long-term debt and amortization of deferred financing costs	7,198	5,782
Amortization of contract adjustments	—	(2,521)
Provision for uncollectible accounts receivable	9,573	10,836
(Earnings) losses from unconsolidated entities, net of taxes	(15,630)	3,323
Foreign currency transaction (gains) losses, net	(8,867)	5,007
Foreign currency translation (gains) losses, net (Westinghouse)	106,189	(18,540)
Minority interest	23,067	12,868
Return on investment in joint venture partner	14,764	3,455
Return on capital to joint venture partner	(8,538)	(6,610)
Payments for financed insurance premiums	(10,430)	(9,927)
Pension, net periodic costs	3,432	4,030
Gain on sale of joint venture	(5,824)	—
Impairment of investments in unconsolidated entities	1,423	21,427
Impairment of goodwill and fixed assets	3,733	5,772
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
Decrease in receivables	(84,628)	44,641
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(65,567)	51,876
(Increase) in inventories	(32,185)	(53,100)
(Increase) in prepaid expenses	(697)	(9,991)
Decrease in other current assets	(3,405)	61,820
Decrease (increase) in other assets	9,794	(10,216)
Increase (decrease) in accounts payable	62,085	(15,289)
(Decrease) increase in accrued liabilities	(51,777)	99,380
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	236,225	85,247
(Decrease) in deferred revenue	(89)	(9,669)
Increase (decrease) in other operating activities, net	4,931	(4,081)

Net cash provided by operating activities	338,248	284,298
Cash flows from investing activities:
Purchases of businesses, net of cash received	—	(8,996)
Purchases of property and equipment	(92,351)	(41,072)
Proceeds from sale of a business	15,534	—
Proceeds from sale of property and equipment	4,407	3,231
Investments in and advances to unconsolidated entities and joint ventures	(1,647)	(10,147)
Investment in Westinghouse	—	(1,085,913)
Return of investment in joint venture partner	22	3,710
Cash received from restricted and escrowed cash	152,818	12,107
Cash deposited into restricted and escrowed cash	(142,247)	(6,730)

Net cash (used in) investing activities	(63,464)	(1,133,810)
Cash flows from financing activities:
Proceeds from issuance of Japanese Yen-denominated bonds	—	1,049,465
Purchase of treasury stock	(9,323)	(3,068)

	Nine Months Ended
		2007
	2008	(Restated)
Contribution of capital from joint venture partner	1,050	100
Repayment of debt and capital leases	(6,817)	(22,900)
Payments for deferred financing costs	(1,809)	(13,778)
Issuance of common stock	37,771	7,924
Excess tax benefits from exercise of stock options and vesting of restricted stock	39,471	3,121
Proceeds from revolving credit agreements	16,596	738,756
Repayments of revolving credit agreements	(16,832)	(886,963)

Net cash provided by financing activities	60,107	872,657
Effects of foreign exchange rate changes on cash	881	1,281

Net change in cash and cash equivalents	335,772	24,426
Cash and cash equivalents — beginning of year	341,359	155,412

Cash and cash equivalents — end of period	$677,131	$179,838

Supplemental Disclosures:
Cash Payments for:
Interest (net of capitalized interest)	$30,914	$21,823

Income taxes	$4,017	$4,824

Non-cash investing and financing activities:
Financed insurance premiums	$12,782	$11,138

Interest rate swap contract on Japanese Yen-denominated bonds	$(6,258)	$1,333

Acquisition of businesses through issuance of debt	$—	$7,067

Equity in Westinghouse accumulated other comprehensive income, net of deferred taxes of $5,908 and $9,019, respectively	$9,202	$14,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General Information
Principles of Consolidation and Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC including interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in financial statements prepared annually in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our 2007 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
The condensed consolidated financial statements include the accounts of The Shaw Group Inc., a Louisiana corporation, (Shaw, we, us or our), and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIE’s) of which we are the primary beneficiary, as defined therein. All significant intercompany balances and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. Additionally, in certain cases, we consolidate the proportionate share of our investments in construction related joint ventures.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As described further in Note 8 — Income Taxes, we adopted the provisions of FIN 48 on September 1, 2007.
Restatement of Certain Fiscal Year 2007 Comparative Amounts
As reported in our 2007 Form 10-K, our previously reported financial statements for the three and nine months ended May 31, 2007 were restated to adjust for certain items. The previously reported net income for the three months ended May 31, 2007 was reduced by $0.5 million and the previously reported net loss for the nine months ended May 31, 2007 was reduced by $2.3 million. See Note 18 — Restatement of Prior Fiscal Year Consolidated Statements for a discussion of the amounts and accounts that were restated.
Correction of August 31, 2007 Balance Sheet
The August 31, 2007 balance sheet in the accompanying financial statements reflects the correction of an error. The August 31, 2007 consolidated balance sheet contained in our 2007 Form 10-K did not include the recognition of our 20% equity interest in Westinghouse’s accumulated other comprehensive income, primarily related to pre-tax foreign currency translation gains. The impact of this correction was an increase to the previously reported Investment in Westinghouse balance from $1,094.5 million to $1,126.7 million, a decrease in our previously reported Accumulated Other Comprehensive Loss from $(36.7) million to $(17.1) million, and a decrease in previously reported non current deferred income taxes from $22.2 million to $9.6 million. The correction of the error had no impact on our reported results of operations or cash flows for fiscal year 2007. The error did impact our restated May 31, 2007 balance sheet included in Note 18 — Restatement of Prior Fiscal Year Consolidated Statements.
Use of Estimates
In order to prepare financial statements in conformity with accounting principles generally accepted in the U.S., our management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management are listed in our 2007 Form 10-K.
Reclassifications
Certain fiscal year 2007 amounts have been reclassified to conform to the fiscal year 2008 presentation.
Note 2 — Restricted and Escrowed Cash
As of May 31, 2008 and August 31, 2007, we had restricted and escrowed cash of $12.6 million and $19.3 million, respectively. At May 31, 2008 and August 31, 2007, our restricted cash consisted of: $0.7 million and $1.2 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; $3.2 million at May 31, 2008 related to insurance loss reserves; $8.7 million and $7.1 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers; and $11.0 million at August 31, 2007 in connection with a power project for which all claims and disputes were settled. The restricted cash related to the power project was released during the first quarter of fiscal year 2008.
Note 3 — Accounts Receivable and Concentrations of Credit Risk
At May 31, 2008 and August 31, 2007, our accounts receivable, net were as follows (in thousands):

	2008	2007

Trade accounts receivable, net	$740,719	$683,125
Unbilled accounts receivable	10,328	4,244
Retainage	98,121	84,437

Total accounts receivable, including retainage, net	$849,168	$771,806

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2007	$26,634
Provision	9,573
Write offs	(5,128)
Other	(2,622)

Ending balance, May 31, 2008	$28,457

Included in our trade accounts receivable are approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has raised issues with our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ from amounts currently recorded.
Concentration of Credit
Amounts due from U.S. government agencies or entities were $85.3 million and $87.3 million as of May 31, 2008 and August 31, 2007, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts include $137.1 million and $138.5 million at May 31, 2008 and August 31, 2007, respectively, related to U.S. government agencies and related entities.

Note 4 — Inventories
At May 31, 2008 and August 31, 2007, the major components of inventories were as follows (in thousands):

	2008			2007
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$11,569	$110,676	$122,245	$8,541	$93,101	$101,642
Work in process	4,064	14,900	18,964	8,076	12,687	20,763
Finished goods	75,529	—	75,529	61,966	—	61,966

	$91,162	$125,576	$216,738	$78,583	$105,788	$184,371

Note 5 — Equity Method Investments and Variable Interest Entities
As is common in the engineering, procurement and construction (EPC) industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a VIE as defined by FIN 46(R) and we are determined to be the primary beneficiary of that VIE because we are subject to a majority of the risk of loss from the VIE’s activities or entitled to receive the majority of the VIE’s residual returns or both, the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the VIE or joint venture is not required, we generally account for the VIE or joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations, except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in the consolidated statement of operations.
Our Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. We have a 50% equity interest in this entity and consolidate the assets and liabilities in accordance with FIN 46 (R). Our consolidated balance sheet includes approximately $8.7 million in property and equipment, including construction in progress, associated with Liquid Solutions LLC wastewater treatment units. As this is a relatively new venture, it is currently not processing sufficient wastewater volume to profitably operate the units; however we anticipate sufficient consumer volumes to be achieved in future periods. If we cannot achieve volumes sufficient to profitably operate the units, the book value of the property and equipment could become impaired.
Equity Method Investments
Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. On October 16, 2006, we acquired an equity interest in Westinghouse and entered into various agreements that are described in our 2007 Form 10-K.
In connection with our investment in Westinghouse, we entered into a Japanese Yen (JPY) denominated Put Option Agreement (the Put Option) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba Corporation (Toshiba) for approximately 124.7 billion JPY (97% of the original JPY-equivalent purchase price, the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates). The amount received from our exercise of the Put Option is expected to approximate the amount due on the JPY-denominated long-term bonds secured by our equity investment in Westinghouse (Westinghouse Bonds) when the Put Option becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $41.4 million at May 31, 2008 exchange rates). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.
Since the Put Option exercise price is JPY-denominated, we will receive a fixed amount of JPY upon its exercise. The Put Option substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we are required to repay the Japanese Yen-denominated long-term bonds from our cash, sale of assets and/or new capital financing. We may not be able to obtain credit in the future on terms similar to those obtained with the Westinghouse Bonds.

Under GAAP, the Put Option is not considered a free-standing financial instrument or a derivative instrument, and therefore, has not been separated from our equity investment in Westinghouse. The Put Option does not require or permit net settlement. Therefore, neither the Put Option nor its foreign currency component meet the definition of a derivative instrument under FASB Statement No. 133, and therefore, are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option). As a result, the Put Option is not marked-to-market in the accompanying condensed consolidated financial statements.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and nine months ended March 31, 2008 are included in our financial results for the three and nine months ended May 31, 2008. Prior year results include activity for the six month period from the date of acquisition, October 1, 2006 through March 31, 2007. Summarized income statement information for Westinghouse before applying our 20% equity interest in Westinghouse was as follows (in thousands):

	Three Months Ended		Nine Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Revenues	$811,230	$621,944	$2,122,409	$1,124,119
Gross profit	214,428	182,063	534,835	301,097
Income before income taxes	86,335	17,057	124,997	22,432
Net income (loss)	47,794	13,411	104,241	12,569
At May 31, 2008 and August 31, 2007, our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership
	Percentage	2008	2007

Investment in Westinghouse (see Note 1)	20%	$1,159,329	$1,126,657
Privatization entities	10% — 90%	2,900	10,057
KB Home/Shaw Louisiana LLC	50%	2,159	5,315
Mississippi Space Services LLC	45%	252	6,901
Terra Vista Lakes, LLC	33%	4,255	3,060
Space Coast Launch Services	35%	1,350	1,827
Blue Water Technologies	23%	2,505	2,848
Infrastructure Services Los Alamos	37%	1,082	1,990
Other	33% — 50%	8,391	6,148

Total investments		1,182,223	1,164,803
Long-term advances to and receivables from unconsolidated entities — Shaw YPC Piping (Nanjing) Co. LTD	50%	—	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,182,223	$1,167,884

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

Earnings (losses) from unconsolidated entities, net of income taxes, and including impairments for the three and nine months ended May 31, 2008 and 2007 (as restated) were as follows:

	Three Months Ended		Nine Months Ended
		2007		2007
	2008	(Restated)	2008	(Restated)

Investment in Westinghouse	$5,822	$1,625	$12,698	$1,457
Privatization entities	2,102	149	3,084	(24,820)
KB Home/Shaw Louisiana LLC	(627)	(1,602)	(2,081)	(2,893)
Mississippi Space Services LLC	135	342	330	986
Shaw Arabia LTD	(308)	(89)	(664)	(228)
Other	741	413	1,821	747

Total earnings (losses) from unconsolidated entities, net of income taxes	$7,865	$838	$15,188	$(24,751)

Included in our Investment in Westinghouse was the receipt of a preferred cash dividend of $3.3 million for the three and nine months ended May 31, 2008.
On November 20, 2007, $6.8 million of the $10.1 million investment in the privatization entities as of August 31, 2007 was recovered through the sale of American Eagle Northwest, LLC’s interest in Pacific Northwest Communities, LLC. We received net proceeds of approximately $12.8 million from this transaction and initially recorded a pre-tax gain of approximately $2.3 million after other costs and accruals. During the three months ended May 31, 2008, a significant accrual was adjusted resulting in the recognition of an additional pre-tax gain of $3.5 million.
Guarantees Related to Military Housing Privatization Construction Entities
In fiscal 2005, one of our wholly-owned subsidiaries, Shaw Infrastructure, Inc., entered into a guarantee agreement as co-guarantor with a third party to guarantee certain performance obligations related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization project. On November 20, 2007, American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities, LLC. As a condition of sale, we were released from any and all further obligations under the guarantee but remain liable for certain potential claims or lawsuits up to a maximum of $7.1 million. As of May 31, 2008, no amounts have been paid or are pending to be paid under the $7.1 million guarantee.
During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a series of military housing privatization projects being built by an affiliate in which we have a 50% ownership interest. This guarantee supports surety bonds issued on behalf of the affiliate at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liable for the payment for and performance of the bonded construction work up to a maximum of $30.0 million. However, each partner’s individual maximum liability is capped at $15.0 million. Work continues only at the Fort Leonard Wood site. Various suppliers and subcontractors have submitted claims of $12.1 million, liens have been filed on certain properties, notices of events of default have been issued, lenders have stopped payment on construction draws, and additional funding is necessary to complete the scopes of work and pay vendor obligations. The aggregate amount of the joint venture liabilities, prior to potential collections from construction escrow payments on specified projects or reimbursement by our joint venture partner, is in excess of our $15.0 million indemnity guarantee.
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

During the second quarter of fiscal year 2007, we recorded an aggregate loss related to our privatization entities of $44.5 million ($26.7 million, net of tax), which includes accrual of the maximum exposure under the $15.0 million indemnity agreement discussed above. As of May 31, 2008, we have made payments of $7.4 million under the $15.0 million indemnity guarantee.
On April 15, 2008, we entered into a Membership Interest and Asset Purchase Agreement to sell our investment in the Fort Leonard Wood housing privatization project to a third party. The sale was executed on June 26, 2008. In connection with the sale, we were released from payment and performance guarantees and funding of further equity.
Note 6 — Goodwill and Other Intangible Assets
The following table reflects the changes in the carrying value of goodwill by segment (in thousands) since August 31, 2007 to May 31, 2008:

			Fossil &
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at August 31, 2007	$194,174	$111,862	$148,577	$42,027	$17,311	$513,951
Resolution of acquired tax contingency (see Note 8)	—	—	(9,400)	—	—	(9,400)
Currency translation adjustment	—	3,303	—	—	1,202	4,505

Balance at May 31, 2008	$194,174	$115,165	$139,177	$42,027	$18,513	$509,056

We had tax deductible goodwill of approximately $110.9 million and $131.6 million as of May 31, 2008 and August 31, 2007, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.
In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we evaluated the carrying value of our goodwill at May 31, 2008 and determined no impairment existed.
The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2007	$44,661	$(18,246)	$2,016	$(1,075)

Purchases and other additions	116	—	—	—
Sales and other reductions	(135)	50
Amortization	—	(2,262)	—	(151)

Balance at May 31, 2008	$44,642	$(20,458)	$2,016	$(1,226)

The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2008	$763	$51
2009	2,947	202
2010	2,788	202
2011	2,772	202
2012	2,770	133
Thereafter	12,144	—

Total	$24,184	$790

Contract Adjustments and Accrued Contract Losses

Previously, we established purchase accounting reserves for the fair value of contract liabilities and assets and accrued contract losses related to our IT Group and Stone & Webster acquisitions. These adjustments were recognized periodically as reductions to costs of revenues in our financial statements and were fully amortized as of August 31, 2007. Changes in the contract liability (asset) adjustments and accrued contract losses totaling $0.9 million and $2.6 millionwere recognized as a reduction to cost of revenues during the three and nine months ended May 31, 2007, respectively.
Note 7 — Long-Term Debt and Revolving Lines of Credit
Our long-term debt (including capital lease obligations) as of May 31, 2008 and August 31, 2007 was as follows (in thousands):

	2008		2007
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchase of Gottlieb, Barnett & Bridges (GBB); 0% interest; due on January 10, 2009; net of discount of $0.1 million	$2,667	$—	$2,500	$2,449
Notes payable of Liquid Solutions LLC, a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	926	2,710	871	3,412
Other Credit Facility Borrowings and Notes payable of Shaw Nass Middle East W.L.L. (Shaw Nass), a VIE; interest payable at a variable rate plus 2.25%, monthly payment of $0.1 million, through January 2008	—	—	783	—
Other notes payable	833	833	1,434	1,667
Financed insurance premiums	2,352	—	—	—
Capital lease obligations	1,889	383	2,099	1,809

Subtotal	8,667	3,926	7,687	9,337
Westinghouse Bonds (see description below)	—	1,197,073	—	1,087,428

Total	$8,667	$1,200,999	$7,687	$1,096,765

Westinghouse Bonds
The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us and our subsidiaries, except Nuclear Energy Holdings LLC (NEH), and are as follows (in thousands):

	May 31,	August 31,
	2008	2007
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.00% and 1.07% as of May 31, 2008 and August 31, 2007, respectively)	653,125	653,125
Original Discount on Westinghouse Bonds	(30,535)	(30,535)
Accumulated Discount Accretion	8,016	4,169
Increase in net long-term debt due to foreign currency translation	139,592	33,794

Total long-term portion of debt	$1,197,073	$1,087,428

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. As of May 31, 2008 and August 31, 2007, the fair value of the swap totaled approximately $0.4 million and $6.7 million, respectively, and is included in non-current liabilities and accumulated other comprehensive loss, net of deferred taxes, in the consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended May 31, 2008.
Credit Facility
On January 14, 2008, we executed Amendment No. 5 to our Credit Facility to increase the approved capacity from $1.0 billion to $1.25 billion and increase the amount effective under the facility from $850.0 million to $1.0 billion. On January 30, 2008, we received an additional commitment of $50.0 million increasing the overall aggregate amount effective under the facility to $1.05 billion. The amended Credit Facility retains its original maturity date of April 25, 2010, and other substantive terms of the previous agreement. See Note 8 in Part II Item 8 of our 2007 Form 10-K for an expanded discussion of our Credit Facility. The following table presents the outstanding and available amounts under our Credit Facility as of May 31, 2008 (in millions):

Total Credit Facility	$1,050.0
Less: outstanding performance letters of credit	567.0
Less: outstanding financial letters of credit	199.4
Less: outstanding revolving credit loans	—

Remaining availability under the Credit Facility	$283.6

As of May 31, 2008, the portion of the Credit Facility available for financial letters of credit and/or revolving credit loans is also limited to the lesser of: (1) $483.0 million as of May 31, 2008, representing the total Credit Facility ($1.05 billion as of May 31, 2008) less outstanding performance letters of credit ($567.0 million as of May 31, 2008); or (2) $425.0 million as of May 31, 2008. Total fees associated with these letters of credit under the Credit Facility were approximately $3.4 million and $10.1 million for the three and nine months ended May 31, 2008, respectively, as compared to $2.4 million and $6.3 million for the three and nine months ended May 31, 2007, respectively.
The interest rate margins for revolving credit loans under the Credit Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. Although there were no borrowings as of May 31, 2008, the interest rate that would have applied to any borrowings under the Credit Facility was 5.25%.
For the three and nine months ended May 31, 2008, we recognized $0.8 million and $2.1 million, respectively, of interest expense associated with the amortization of financing fees related to our Credit Facility, as compared to $0.5 million and $1.3 million for the three and nine months ended May 31, 2007, respectively. As of May 31, 2008 and August 31, 2007, unamortized deferred financing fees related to our Credit Facility were approximately $6.1 million and $5.6 million, respectively.
As of May 31, 2008, we were in compliance with the covenants contained in the Credit Facility agreement.
Other Revolving Lines of Credit
Shaw Nass, a consolidated VIE, has an available credit facility with a total capacity of $10.6 million. As of May 31, 2008, this VIE had no borrowings under its revolving line of credit. The interest rate applicable to these borrowings is variable (2.78% at May 31, 2008) plus 2.25% per annum. We also have provided a 50% guarantee related to this credit facility.
One of our foreign subsidiaries has an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. As of May 31, 2008 and August 31, 2007, there were $23.1 million and $16.0 million of letters of credit outstanding under this facility, respectively.
On March 12, 2008, a bank extended to us a $25 million uncommitted, unsecured bilateral line of credit for the issuance of performance letters of credit in Saudi Arabia. On May 21, 2008, the bank increased its uncommitted line of credit from $25 million to $50 million. Fees under this facility are paid quarterly. As of May 31, 2008, there were $24.9 million of letters of credit outstanding under this facility.
Note 8 — Income Taxes
Our consolidated tax rate, based on income before income taxes, minority interest and earnings from unconsolidated entities, for the three and nine months ended May 31, 2008 was a provision of 37.3% for both periods, respectively. Although we incurred a pre-tax loss during the same prior year periods, our consolidated effective tax rate for the three and nine months ended May 31, 2007 was a provision of 21.4% and 51.7%, respectively. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Our effective tax rate is dependent on the location and amount of our taxable earnings. The change in the effective tax rate is due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, and increases in certain non-deductible expenses.

The components of our deferred tax position are as follows (in thousands):

	May 31,	August 31,
	2008	2007 (See Note 1)

Gross deferred tax assets	$201,759	$214,200
Less: valuation allowance	(25,067)	(24,065)

Net deferred tax assets	176,692	190,135
Gross deferred tax liabilities	(102,639)	(101,360)

Aggregate deferred tax assets	$74,053	$88,775

During the first quarter of fiscal year 2008, we resolved a tax contingency related to a previously acquired business. Accordingly, we reversed the tax contingency of $9.4 million previously included in deferred taxes and reduced the amount of goodwill recorded at acquisition.
We conduct business globally and as a result we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We file a consolidated U.S. federal return that includes substantially all of our activities in the U.S. Some of the U.S. states in which we file require combined filing of tax returns, some allow such filings at the option of the taxpayer and some do not allow combined filings. We file our tax returns with the individual U.S. states in a manor calculated to minimize our overall state income tax burden. The structure of our filings and the states in which we file income tax returns may change from year to year depending on our business operations. Currently, the major non-U.S. jurisdictions in which we file tax returns are Canada, the United Kingdom and The Netherlands. In the normal course of business we are subject to examination of our tax returns by taxing authorities. In addition, we are part of the Internal Revenue Service (IRS) large case audit program and accordingly our U.S. federal return is subject to audit for each fiscal year and our 2004 and 2005 tax returns are currently under examination by the IRS. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different either favorable or unfavorable. We have extended the statute of limitations on our U.S. federal return for the years involved in the IRS Appeal (see Note 10 — Contingencies and Commitments for additional information about our IRS appeal). Each tax jurisdiction in which we file has its own statute of limitations. In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.
Following is a summary of the tax years still open to general examination or other adjustment for our material filing jurisdictions:

Jurisdiction	Tax Years
U.S. Federal	2002-2007
Louisiana	2002-2007
Texas	2002-2007
North Carolina	2002-2007
Pennsylvania	2002-2007
Canada	2000-2007
United Kingdom	2005-2007
The Netherlands	2001-2007
We adopted the provisions of FIN 48 on September 1, 2007, the first day of our fiscal year 2008 (see Note 1 — General Information for additional discussion of FIN 48). FIN 48 prescribes a minimum threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
As of the adoption date, we had $28.0 million of unrecognized tax benefits, of which $27.5 million would, if recognized, impact our effective tax rate. There were no material changes in these amounts during the three and nine months ended May 31, 2008.
During the three and nine months ended May 31, 2008, we recorded $0.1 million and $0.4 million, respectively, in interest expense and penalties. As of May 31, 2008, our total accrual for interest and penalties was $1.3 million.
We believe the IRS Appeal will be resolved within the next twelve months unless we seek resolution through the court system. Included in the balance of unrecognized tax benefits is approximately $22.5 million related to the IRS Appeal. If we resolve the IRS Appeal in our favor, we will recognize the benefit of that amount. Other than resolution of the IRS Appeal and the recurring effect of changes in unrecognized tax benefits due to the lapse of statutes of limitation, none of which are expected to be individually significant, there are no other reasonably possible changes that significantly impact the amount of tax benefits recognized in our financial statements during the twelve month period from the balance sheet date.
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
Restricted stock awards and restricted stock units totaling 244,161 shares were granted in the nine months ended May 31, 2008 at a weighted-average per share price of $65.52 vesting over approximately four years. Restricted stock awards totaling 444,409 shares were granted in the nine months ended May 31, 2007 at a weighted-average per share price of $27.03 vesting over approximately four years.
During the nine months ended May 31, 2008 and 2007, options for the purchase of 401,686 shares at a weighted-average price of $65.93 per share and 958,415 shares at a weighted-average price of $26.97 per share, respectively, were awarded, with vesting over approximately four years. The contractual lives of the awards during the nine months ended May 31, 2008 are consistent with those of prior years. There were no significant changes in assumptions or estimates since the year ended August 31, 2007.
During the nine months ended May 31, 2008 and 2007, options for the purchase of 2,300,502 shares at a weighted-average exercise price of $16.42 per share and 523,140 shares at a weighted-average exercise price of $15.15 per share, respectively, were exercised.
For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2007 Form 10-K.

Note 10 — Contingencies and Commitments
Tax Matters
In connection with the regular examination of our tax return by the IRS for the fiscal years ending August 31, 2002 and August 31, 2003, the IRS formally assessed certain adjustments to the amounts reflected by us on those returns. The assessed adjustments primarily relate to sourcing of income related to foreign procurement functions by one of our overseas entities and the exclusion of extraterritorial income. We do not agree with the assessed adjustments and accordingly filed a timely appeal (IRS Appeal) in June 2007. The outcome of the IRS Appeal is uncertain at this time; however, should the IRS prevail in its positions our federal income tax due would increase by approximately $37.2 million plus interest. The ultimate amount of any cash taxes paid may be reduced by existing net operating loss carryforwards (NOLs). During the first quarter of fiscal year 2008, we resolved a previously recorded tax accrual related to a prior business acquisition. This resolution resulted in a $9.4 million adjustment to our deferred tax accounts and purchased goodwill.
Military Housing Privatization Entities
See Note 5 — Equity Method Investments and Variable Interest Entities for further discussion of commitments and contingencies related to privatization entities.
Liabilities Related to Contracts
Our contracts often contain provisions relating to the following matters:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
We attempt to limit our exposure under these penalty provisions or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to customers. We also have claims from customers as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts (see Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for further discussion).
Other Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic) were $766.4 million and $752.3 million at May 31, 2008 and August 31, 2007, respectively. Of the amount of outstanding letters of credit at May 31, 2008, $567.0 million are performance letters of credit issued to our customers. Of the $567.0 million, five customers held $325.5 million, or 57% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $100.8 million.
In the ordinary course of business, we enter into various agreements providing financial or performance assurances to customers on behalf of certain unconsolidated partnerships, joint ventures or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the customer for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the customer under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.

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
Both the Thompson lawsuit and the derivative lawsuits concerning the Thompson action are in the early stages of litigation. We believe our financial statements were prepared in accordance with GAAP based on the information we had at the time and that none of our public press releases or public filings contained material misrepresentations or omissions based on the information we had at the time. Accordingly, we intend to defend our company and our present and former directors and officers vigorously against each of these actions. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on our operations.
We, and certain of our current and former officers, were also named in another purported shareholder class action lawsuit alleging violations of federal securities laws. This suit is styled as City of Brockton Retirement System v. The Shaw Group Inc., et al., and was filed on October 10, 2006, in the U.S. District Court for the Southern District of New York, Case No. 06-CV-8245. On March 18, 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ complaint in its entirety with prejudice. The plaintiffs filed a Notice of Appeal with the court to appeal the decision to the United States Court of Appeals for the Second Circuit on April 16, 2008. The plaintiffs and the defendants filed jointly a Stipulation of Dismissal with the United States Court of Appeals on May 19, 2008.
Other Litigation
During fiscal year 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of our acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. Saudi American Bank also was awarded interest and attorneys’ fees, bringing its total claim to approximately $11.4 million (plus post-judgment legal interest while any appeal is pending). We are seeking to have the judgment overturned and have been prosecuting our appeal in the Third Circuit, which has taken the matter under advisement. We may also incur additional attorneys’ fees for the appeal and if the judgment is reversed for a trial on the merits. Although we expect to prevail on appeal, in the event we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
We currently have pending before the American Arbitration Association the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W seeks liquidated damages from Mitsubishi in the amount of approximately $38 million. Mitsubishi denies liability for any liquidated damages and has asserted a counterclaim in which it requests that S&W be ordered as follows: (1) pay Mitsubishi approximately $13 million for equipment, parts and services and (2) return in full the approximately $16 million S&W obtained in draw-downs on letters of credit posted by Mitsubishi. The arbitration panel hearing the case rendered a contingent award that is primarily favorable to S&W. Mitsubishi filed in U.S. District Court a petition to vacate the award and submitted in the arbitration a motion for reconsideration. Proceedings in the district court are currently under a stay issued by the court. The parties have briefed the motion for reconsideration before the arbitration panel and are awaiting a decision. Meanwhile, the arbitration panel has indicated it will attempt to resolve the contingent aspect of its award via motions, and it has established a schedule for briefing of such motions. We previously made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case. If Mitsubishi were to prevail in this matter, it could have a material adverse effect on our financial statements for the period in which any judgment becomes final.
In connection with a cost-reimbursable, target cost engineering, design and project management services contract for the construction of two nuclear power plants in Asia that we signed in 2000, we have claims against our customer pending before the arbitration association in the country where the project is located. In that arbitration, we seek an approximate $49.6 million increase in the contract target price that, if agreed, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If we are not awarded a target cost increase or are awarded an increase less than the amount we seek, we could be assessed up to approximately $12.8 million in penalties. In addition, we seek direct payments from the customer of approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client has presented a counterclaim which asserts damages of $5.6 million for re-performance of alleged defective work and $23.0 million to complete our work, but limits its actual claim to $20.0 million based on a cap on such damages contained in the contract. The customer is currently holding $7.2 million in cash against these claims that was drawn on our previously issued letter of credit. We have evaluated the claims and counterclaims and made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. If the customer prevails in this matter, it could have a material adverse effect on our financial statements.
See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for additional information related to our claims on major projects.
Environmental Liabilities
During fiscal year 2005, we identified environmental remediation that was required at one of our fabrication facilities. This facility has been fully remediated.
LandBank, a subsidiary of our Environmental and Infrastructure segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $27.5 million and $27.7 million of such real estate assets recorded in other assets on the accompanying balance sheets at May 31, 2008 and August 31, 2007, respectively. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. As of May 31, 2008, we had $5.9 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets compared to $6.7 million at August 31, 2007.

Employment Contracts
We have entered into employment agreements with each of our senior corporate executives and certain other key employees. In the event of termination, these individuals may be entitled to receive their base salaries, bonuses and certain other benefits for the remaining term of their agreement and all options and similar awards may become fully vested. Additionally, for certain executives, in the event of death, their estates are entitled to certain payments and benefits.
Note 11 — Supplemental Disclosure to Earnings (Loss) Per Common Share
Weighted average shares outstanding (in thousands) for the three and nine months ended May 31, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Basic	82,511	80,060	81,773	79,763
Diluted:
Stock options	1,477	1,320	1,912	—
Restricted stock	265	475	328	—

	84,253	81,855	84,013	79,763

The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three and nine months ended May 31, 2008 and 2007 because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Stock options	415	97	264	4,855
Restricted stock	174	—	60	136
Note 12 — Comprehensive Income (Loss)
The components of comprehensive income for the three and nine months ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
		(Restated)		(Restated)
	2008	2007	2008	2007
Net income (loss)	$53,910	$54,138	$65,019	$(19,645)
Unrealized translation adjustment gains, net	2,442	(370)	8,166	1,332
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	6,777	23,607	9,202	14,047
Interest rate swap contract on JPY-denominated bonds	7,987	4,089	3,751	(801)

Total comprehensive income (loss)	$71,116	$81,464	$86,138	$(5,067)

The foreign currency translation adjustments relate primarily to changes in the value of the U.S. dollar in relation to British pounds, Canadian dollars and the Euro.

Note 13 — Employee Benefit Plans
The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we sponsor for the three and nine months ended May 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Service cost	$562	$709	$1,703	$2,094
Interest cost	2,373	2,005	7,190	5,926
Expected return on plan assets	(2,394)	(1,993)	(7,252)	(5,890)
Amortization of net loss	581	634	1,765	1,872
Other	10	9	26	27

Total net periodic benefit cost	$1,132	$1,364	$3,432	$4,029

We expect to contribute $7.9 million to our pension plans in fiscal year 2008. As of May 31, 2008, we have made $6.0 million in contributions.
Note 14 — Related Party Transactions
We subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S., with two companies owned by one of our directors. Our Board of Directors had previously determined this director was not independent. Amounts paid to these companies were approximately $0.1 million and $0.4 million for the three and nine months ended May 31, 2008, respectively, compared to $0.1 million and $2.1 million for the three and nine months ended May 31, 2007, respectively.
As of May 31, 2008 and August 31, 2007, the amount due to our Chief Executive Officer for a non-compete agreement associated with his employment contract, including interest earned, was $17.9 million and $17.4 million, respectively, and is included in current assets and current liabilities.
Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Profit recognition on claims is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts, including claims on the accompanying consolidated balance sheets.
We record our best estimate of performance liability obligations using our history and experience, and, as a result, we may conclude that the probable costs to be incurred to satisfy those obligations are less than the maximum contractual performance liability. For the three and nine months ended May 31, 2008, one of our significant joint ventures recorded revenue of $13.0 million, which has an associated minority interest expense of $4.5 million, due to changes in estimates for performance guarantees below the maximum contractual performance liability.
Unapproved Change Orders and Claims
Our consolidated revenues include amounts for unapproved change orders and claims on projects recorded on a percentage-of-completion basis. For the three months ended May 31, 2008 and 2007, our revenues were increased/(decreased) by approximately $(7.6) million and $1.5 million, respectively, related to unapproved change orders and claims. In the nine months ended May 31, 2008 and 2007, our consolidated revenues were increased/(decreased) by approximately $31.7 million $(11.8) million, respectively, related to unapproved change orders and claims.
The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis as of May 31, 2008 and May 31, 2007 and excludes all unrecorded amounts and individually small unapproved change orders and claims.

		Fiscal Year 2007
	Fiscal Year 2008	(Restated)
Amounts included in project estimates-at-completion as of September 1	$15.1	$79.1
Changes in estimates-at-completion	68.0	3.9
Approved by customer	(30.2)	(30.2)

Amounts included in project estimates-at-completion at end of May	$52.9	$52.8

Amounts accrued in revenues (or reductions to contract costs) on a total project basis as of May 31	$43.0	$47.2

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
In connection with an international fixed price contract undertaken by our Fossil & Nuclear Segment that is subject to a schedule of rates for changes, where our services include fabrication, erection and construction, we have provided our customer notice of arbitration relating to re-measurements of quantities, claims and unapproved change orders. We currently are seeking approximately $42.8 million in additional compensation under the terms of the contract. Recently, our customer has reduced the scope of our work including areas that are part of the unapproved change orders and claims. However, they did not specify the dollar equivalents of the de-scoped work which we estimate at approximately $24 million. Since the value of de-scoped work has not been agreed, it is impossible to correspondingly reduce our request for unapproved change orders and claims at this time. As of May 31, 2008 we have approximately $5.2 million in additional costs to complete the project, and $13.8 million in pending accounts receivable from the customer. Additionally, we provided the customer with a performance letter of credit in the amount of $5.3 million. We have evaluated our claims and made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. This matter represents the largest of the projects comprising our unapproved change orders and claims. If the customer were to completely or substantially prevail in this matter, the outcome would have a material adverse effect on our statement of operations.
Project Incentives
Our contracts contain certain incentive and award fees that provide for increasing or decreasing our fee based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees follows Statement of Position (SOP) 81-1, which provides that all components of contract revenues, including probable incentive payments such as performance incentives and award fees should be considered in determining total estimated revenues.
Our revenue estimates-at-completion include an estimate of amounts which we expect to earn if we achieve a number of agreed upon criteria. As of May 31, 2008 and August 31, 2007, our project estimates included $33.7 million and $38.0 million, respectively, related to estimated achievement of these criteria. On a percentage of completion basis, we have recorded $32.9 million and $33.3 million of these estimated amounts in revenues for the related contracts and equal amount in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress as of May 31, 2008 and August 31, 2007, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.
Note 16 — Business Segments
During 2007, we reviewed our reportable segments in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination, and our October 16, 2006 investment in Westinghouse, effective as of February 28, 2007, our new reportable segments are: Energy and Chemicals (E&C); Fossil & Nuclear; Maintenance; Environmental and Infrastructure (E&I); Pipe Fabrication and Manufacturing (F&M); Corporate; and Investment in Westinghouse. The primary change from our previously reported segments is the addition of the Investment in Westinghouse segment and a split of our former E&C segment into two reportable segments: (1) Fossil & Nuclear segment; and (2) E&C segment. Since Westinghouse is a significant investment and is limited in its activities, the Chief Operating Decision Maker (CODM) reviews the performance of the investment in Westinghouse as a separate operating segment. In accordance with SFAS No. 131, we have restated prior period segment disclosures in these consolidated financial statements based on our new reportable segments.
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
The following tables present information concerning segment revenues, gross profit and income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three and nine months ended May 31, 2008 and 2007.

	Three Months Ended		Nine Months Ended
		May 31,		May 31,
	May 31,	2007	May 31,	2007
(In thousands, except percentages)	2008	(Restated)	2008	(Restated)
Revenues:
Fossil & Nuclear	$691,530	$441,074	$1,937,455	$1,045,895
E&I	349,571	381,245	1,083,948	1,083,049
E&C	338,768	293,267	908,128	754,314
Maintenance	309,399	364,063	844,195	867,619
F&M	130,639	123,092	410,161	336,185
Corporate	838	—	2,240	—

Total revenues	$1,820,745	$1,602,741	$5,186,127	$4,087,062

Intersegment revenues:
Fossil & Nuclear	$2,359	$1	$3,493	$84
E&I	2,100	996	2,802	3,069
E&C	2,257	10	1,876	84
Maintenance	1,127	1,867	2,005	3,358

Total intersegment revenues	$7,843	$2,874	$10,176	$6,595

Gross profit:
Fossil & Nuclear	$54,680	$33,399	$141,108	$36,240
E&I	25,540	28,993	73,818	68,295
E&C	45,145	25,323	77,808	56,772
Maintenance	17,145	17,072	43,909	10,929
F&M	32,023	29,502	106,172	80,714
Corporate	976	—	2,729	—

Total gross profit	$175,509	$134,289	$445,544	$252,950

Gross profit percentage:
Fossil & Nuclear	7.9%	7.6%	7.3%	3.5%
E&I	7.3	7.6	6.8	6.3
E&C	13.3	8.6	8.6	7.5
Maintenance	5.5	4.7	5.2	1.3
F&M	24.5	24.0	25.9	24.0
Corporate	NM	—	NM	—
Total gross profit percentage	9.6%	8.4%	8.6%	6.2%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$45,120	$25,691	$111,121	$10,817
E&I	7,767	9,322	22,676	8,713
E&C	36,878	16,577	57,356	34,319
Maintenance	14,156	13,983	34,714	1,449
F&M	25,729	23,739	86,011	64,302
Investment in Westinghouse	(18,510)	7,162	(135,148)	(6,199)
Corporate items and eliminations	(19,799)	(23,076)	(60,438)	(76,216)

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$91,341	$73,398	$116,292	$37,185

          NM — Not Meaningful.

          The following table presents information concerning our segments’ assets as of May 31, 2008 and August 31, 2007 (in thousands).

	2008	2007
Assets
Fossil & Nuclear	$1,100,043	$700,166
E&I	771,642	803,123
E&C	517,134	422,093
Maintenance	182,598	123,908
F&M	488,617	492,834
Investment in Westinghouse (see Note 1)	1,181,188	1,136,076
Corporate	982,211	972,592

Total segment assets	5,223,433	4,650,792
Elimination of investment in consolidated subsidiaries	(413,586)	(397,130)
Elimination of intercompany receivables	(295,729)	(305,660)
Income taxes not allocated to segments	(64,175)	(53,557)

Total consolidated assets	$4,449,943	$3,894,445

Major Customers
Revenues related to U.S. government agencies or entities owned by the U.S. government were $290.8 million and $826.5 million for the three and nine months ended May 31, 2008, respectively, representing approximately 16% of our total revenues for both periods. These revenues were recorded primarily in our E&I segment. For the three and nine months ended May 31, 2007, we recorded revenues related to the U.S. government of approximately $284.4 million and $872.3 million, respectively, representing approximately 18% and 21% of our total revenues.
Note 17 — New Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We do not believe SFAS 163 will have an impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (GAAP). This statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411. We are currently evaluating the impact of adopting SFAS 162 on our consolidated financial statements.
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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for our fiscal year beginning September 1, 2009 and will be applied prospectively. We do not believe that adopting SFAS 141R will have a material impact on our consolidated financial statements.
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
Note 18 — Restatement of Prior Fiscal Year Consolidated Statements
As reported in our Current Report on Form 8-K dated November 13, 2007, in connection with a review of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006, our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006, and our Quarterly Reports on Form 10-Q for the three months ended February 28, 2007 and May 31, 2007, the Staff of the Corporate Finance Division of the Securities and Exchange Commission (the Staff) issued a letter in which the Staff commented on certain items in our consolidated financial statements. Specifically, the Staff’s comments addressed certain charges — primarily recorded and disclosed in the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the three months ended November 30, 2006 — that related to fiscal years 2006 and 2005. As a result of our discussions with the Staff regarding the appropriate periods in which to reflect these adjustments, we restated our financial statements for the three and nine months ended May 31, 2007. The previously reported net income for the three months ended May 31, 2007 was reduced by $0.5 million and the previously reported net loss for the nine months ended May 31, 2007 was reduced by $2.3 million. The adjustments include removal of prior period errors originally recorded in the period they were identified now being reflected in their correct prior periods. The adjustments are consistent with those addressed in Note 23 — Prior Year Restatement of Consolidated Financial Statements in Part II, Item 8 of our 2007 Form 10-K and include errors in the accounting for the following items:
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
Reclassification of Discontinued Operations
During fiscal year 2006, we decided to actively engage in the marketing to sell Robotic Environmental Services, LLC (Robotics), and the related business was reclassified to discontinued operations. During fiscal year 2007, we entered into a lease transaction related to the primary operating assets of Robotics. This transaction resulted in us retaining a significant portion of the risks and rewards of the Robotics operations; therefore, the operations of the Robotics business have been reclassified back into continuing operations for all periods presented. Where applicable this reclassification is presented separately in the tables below.

The tables below provide the impact of the errors on our previously reported condensed consolidated financial statements (dollars in thousands):
Statement of Operations (Unaudited)

	Three Months Ended May 31, 2007
					Reclassification
					of
	Previously	Restatement			Discontinued
	Reported	Adjustments		As Restated	Operations	As Reported
Revenues	$1,601,436	$1,305	(a)	$1,602,741	$—	$1,602,741
Cost of revenues	1,465,940	2,392	(b)	1,468,332	120	1,468,452

Gross profit	135,496	(1,087)		134,409	(120)	134,289

General and administrative expenses	68,455	(317	)(c)	68,138	49	68,187

Operating income (loss)	67,041	(770)		66,271	(169)	66,102
Interest expense	(3,079)	—		(3,079)	—	(3,079)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(8,543)	—		(8,543)	—	(8,543)
Interest income	3,006	373	(d)	3,379	—	3,379
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	15,457	—		15,457	—	15,457
Other foreign currency transaction gains (losses), net	(301)	—		(301)	—	(301)
Other income (expense), net	384	(1)		383	—	383

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	73,965	(398)		73,567	(169)	73,398
Provision (benefit) for income taxes	15,707	84		15,791	(48)	15,743

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	58,258	(482)		57,776	(121)	57,655
Minority interest	(4,357)	2		(4,355)	—	(4,355)
Income (loss) from 20% Investment in Westinghouse, net of taxes	1,625	—		1,625	—	1,625
Earnings (losses) from unconsolidated entities, net of taxes	(787)	—		(787)	—	(787)

Income (loss) from continuing operations	54,739	(480)		54,259	(121)	54,138
Income (loss) from discontinued operations, net of taxes	(121)	—		(121)	121	—

Net income (loss)	$54,618	$(480)		$54,138	$—	$54,138

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.68	$—		$0.68	$—	$0.68
Income (loss) from discontinued operations, net of taxes	—	—		—	—	—

Net income (loss)	$0.68	$—		$0.68	$—	$0.68

Diluted:
Income (loss) from continuing operations	$0.67	$(0.01)		$0.66	$—	$0.66
Income (loss) from discontinued operations, net of taxes	—	—		—	—	—

Net income (loss)	$0.67	$(0.01)		$0.66	$—	$0.66

The adjustments for the three months ended May 31, 2007 include errors in the accounting for:

(a)	Adjustments primarily related to costs recorded in excess of actual costs of $2.5 million offset by changes in estimated contract profit on certain projects not recorded timely of $1.4 million;

(b)	Adjustments primarily related to costs recorded in excess of actual costs of $2.5 million offset by changes in estimated contract profit on certain projects not recorded timely of $0.2 million;

(c)	Adjustments primarily related to costs recorded in excess of actual costs of $0.4 million; and

(d)	Adjustments primarily related to interest income not recorded timely of $0.4 million.

Statement of Operations (Unaudited)

	Nine Months Ended May 31, 2007
					Reclassification
					of
	Previously	Restatement			Discontinued
	Reported	Adjustments		As Restated	Operations	As Reported
Revenues	$4,080,347	$7,582	(a)	$4,087,929	$(867)	$4,087,062
Cost of revenues	3,827,521	3,193	(b)	3,830,714	3,398	3,834,112

Gross profit	252,826	4,389		257,215	(4,265)	252,950
General and administrative expenses	204,073	(213	)(c)	203,860	153	204,013

Operating income (loss)	48,753	4,602		53,355	(4,418)	48,937
Interest expense	(10,859)	—		(10,859)	—	(10,859)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(21,992)	—		(21,992)	—	(21,992)
Interest income	7,896	781	(d)	8,677	—	8,677
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	18,448	—		18,448	—	18,448
Other foreign currency transaction gains (losses), net	(5,007)	—		(5,007)	—	(5,007)
Other income (expense), net	(1,019)	—		(1,019)	—	(1,019)

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	36,220	5,383		41,603	(4,418)	37,185
Provision (benefit) for income taxes	18,013	2,461	(e)	20,474	(1,262)	19,212

Income (loss) before minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	18,207	2,922		21,129	(3,156)	17,973
Minority interest	(12,868)	1		(12,867)	—	(12,867)
Income (loss) from 20% Investment in Westinghouse, net of taxes	1,457	—		1,457	—	1,457
Earnings (losses) from unconsolidated entities, net of taxes	(25,596)	(612	)(f)	(26,208)	—	(26,208)

Income (loss) from continuing operations	(18,800)	2,311		(16,489)	(3,156)	(19,645)
Income (loss) from discontinued operations, net of taxes	(3,156)	—		(3,156)	3,156	—

Net income (loss)	$(21,956)	$2,311		$(19,645)	$—	$(19,645)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.24)	$0.03		$(0.21)	$(0.04)	$(0.25)
Income (loss) from discontinued operations, net of taxes	(0.04)	—		(0.04)	0.04	—

Net income (loss)	$(0.28)	$0.03		$(0.25)	$—	$(0.25)

Diluted:
Income (loss) from continuing operations	$(0.24)	$0.03		$(0.21)	$(0.04)	$(0.25)
Income (loss) from discontinued operations, net of taxes	(0.04)	—		(0.04)	0.04	—

Net income (loss)	$(0.28)	$0.03		$(0.25)	$—	$(0.25)

The adjustments for the nine months ended May 31, 2007 include errors in the accounting for:

(a)	Adjustments primarily related to changes in estimated contract profit on certain projects not recorded timely of $4.0 million, project incentives not recorded correctly of $1.0 million, and adjustments primarily related to costs recorded in excess of actual costs of $2.5 million;

(b)	Adjustments primarily related to changes in estimated contract profit on certain projects not recorded timely of $0.5 million, project incentives not recorded correctly of $1.0 million, and adjustments primarily related to costs recorded in excess of actual costs of $1.8 million;

(c)	Adjustments primarily related to costs recorded in excess of actual costs of $0.6 million and adjustments primarily related to stock option expense $0.3 million offset by under accrual of worker’s compensation self-insurance reserves and other payables of $0.5 million;

(d)	Adjustments primarily related to interest income not recorded timely of $0.8 million

(e)	Adjustment to record the income tax effect of restatements of $1.9 million and correction of an error related to the income tax benefit related to certain stock-based compensation of $0.6 million; and

(f)	Adjustment primarily related to Shaw’s share of unconsolidated entities’ improper capitalization of interest expense on construction in progress of $0.6 million.

Statement of Cash Flows (Unaudited)

	Nine Months Ended May 31, 2007
	Previously	Restatement
	Reported	Adjustments	As Reported
Cash flows from operating activities:
Net income (loss)	$(21,956)	$2,311	$(19,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,730	2,095	30,825
Provision (benefit) for deferred income taxes	(16,245)	1,830	(14,415)
Stock-based compensation expense	11,997	16	12,013
Accretion of interest and amortization of debt issue costs on long -term debt	5,781	1	5,782
Amortization of contract adjustments	(2,521)	—	(2,521)
Provision for uncollectible accounts receivable	10,836	—	10,836
(Earnings) losses from unconsolidated entities, net of taxes	6,167	(2,844)	3,323
Foreign currency transaction (gains) losses, net	5,007	—	5,007
Foreign currency transaction (gains) losses, net (Westinghouse)	(18,540)	—	(18,540)
Impairment of investments in privatization entities	21,427	—	21,427
Impairment of goodwill and other assets	8,041	(2,269)	5,772
Minority interest	12,868	—	12,868
Return on investment in joint venture partner	—	3,455	3,455
Return on capital to joint venture partner	(6,610)	—	(6,610)
Payments for financed insurance premiums	(9,927)	—	(9,927)
Pension, net periodic costs	(4,028)	8,058	4,030
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	46,138	(1,497)	44,641
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	55,107	(3,231)	51,876
(Increase) decrease in inventories	(51,804)	(1,296)	(53,100)
(Increase) decrease in other current assets	65,082	(3,262)	61,820
(Increase) decrease in prepaid expenses	(10,202)	211	(9,991)
(Increase) decrease in other assets	(9,822)	(394)	(10,216)
Increase (decrease) in accounts payable	(19,415)	4,126	(15,289)
Increase (decrease) in accrued liabilities	100,549	(1,169)	99,380
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	88,678	(3,431)	85,247
Decrease in deferred revenue	(9,668)	(1)	(9,669)
Increase (decrease) in other operating activities, net	(712)	(3,369)	(4,081)

Net cash provided by (used in) operating activities	284,958	(660)	284,298
Cash flows from investing activities:
Purchases of businesses, net of cash received	(8,996)	—	(8,996)
Purchase of property and equipment	(41,036)	(36)	(41,072)
Proceeds from sale of property and equipment	3,231	—	3,231
Investment in and advances to unconsolidated entities and joint ventures	(10,147)	—	(10,147)
Investment in Westinghouse	(1,085,913)	—	(1,085,913)
Return of investment in joint venture partner	3,710	—	3,710
Cash received from restricted and escrowed cash	12,109	(2)	12,107
Cash deposited into restricted and escrowed cash	(6,730)	—	(6,730)

Net cash provided by (used in) investing activities	(1,133,772)	(38)	(1,133,810)
Cash flows from financing activities:
Purchase of treasury stock	(3,068)	—	(3,068)
Contribution of capital from joint venture partner	100	—	100
Repayment of debt and capital leases	(22,899)	(1)	(22,900)
Proceeds from issuance of Japanese Yen-denominated bonds	1,049,465	—	1,049,465
Deferred financing costs	(13,778)	—	(13,778)
Issuance of common stock related to stock options	7,909	15	7,924
Excess tax benefits from exercise of stock options and vesting of restricted stock	3,137	(16)	3,121
Proceeds from revolving credit agreements	738,756	—	738,756
Repayments of revolving credit agreements	(886,963)	—	(886,963)

Net cash provided by (used in) financing activities	872,659	(2)	872,657
Cash from consolidation of joint venture entity previously unconsolidated	6	(6)	—
Effects of foreign exchange rate changes on cash	1,275	6	1,281

Net increase (decrease) in cash and cash equivalents	25,126	(700)	24,426
Cash and cash equivalents — beginning of year	154,837	575	155,412

Cash and cash equivalents — end of year	$179,963	$(125)	$179,838

Balance Sheet (Unaudited)

	As of May 31, 2007
					Reclassification
					of
	Previously	Restatement			Discontinued
	Reported	Adjustments		As Restated	Operations	As Reported
Current assets:
Cash and cash equivalents	$179,963	(125)		$179,838	$—	$179,838
Restricted and escrowed cash	38,178	—		38,178	—	38,178
Accounts receivable, including retainage, net	707,485	(20,703	)(a)	686,782	—	686,782
Inventories	153,187	14,394	(b)	167,581	—	167,581
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	403,048	18,121	(c)	421,169	—	421,169
Deferred income taxes	95,476	170		95,646	—	95,646
Prepaid expenses and other current assets	47,867	(4,105)		43,762	—	43,762

Total current assets	1,625,204	7,752		1,632,956		1,632,956
Investment in and advances to unconsolidated entities, joint ventures and limited partnerships	40,182	—		40,182	—	40,182
Investment in Westinghouse	1,093,478	23,029	(e)	1,116,507	—	1,116,507

Property and equipment at cost	388,729	266		388,995	—	388,995
Less: accumulated depreciation	(190,541)	(728)		(191,269)	—	(191,269)

Net property, plant, and equipment	198,188	(462)		197,726		197,726

Goodwill	512,360	—		512,360	—	512,360
Other assets	141,114	(8,981)		132,133	—	132,133

	$3,610,526	$21,338		$3,631,864	$—	$3,631,864

Current liabilities:
Accounts payable	$491,312	$2,477		$493,789	$—	$493,789
Accrued liabilities	315,389	9,375	(d)	324,764	—	324,764
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	415,577	133		415,710	—	415,710
Contract liability adjustments	840	—		840	—	840
Deferred revenue	5,104	(3,360)		1,744	—	1,744
Current maturities of long-term debt	8,790	—		8,790	—	8,790
Short-term revolving lines of credit	2,838	—		2,838	—	2,838
Short-term debt	3,106	—		3,106	—	3,106
Current portion of obligations under capital leases	2,194	—		2,194	—	2,194

Total current liabilities	1,245,150	8,625		1,253,775	—	1,253,775
Revolving line of credit	—	—		—	—	—
Long-term debt, less current maturities	8,566	—		8,566	—	8,566
Japanese Yen-denominated long-term bonds secured by investment in Westinghouse, net	1,033,914	—		1,033,914	—	1,033,914
Obligations under capital leases, less current portion	2,226	—		2,226	—	2,226
Deferred income taxes	15,333	—		15,333	—	15,333
Interest rate swap contract on Japanese Yen-denominated bonds	1,335	—		1,335		1,335
Other liabilities	41,752	476		42,228	—	42,228
Minority interest	19,766	—		19,766	—	19,766
Shareholders’ equity:
Preferred stock	—				—
Common stock	1,097,875	(762)		1,097,113	—	1,097,113
Retained earnings	274,006	(1,048)		272,958	—	272,958
Accumulated other comprehensive loss	(24,831)	14,047	(e)	(10,784)	—	(10,784)
Treasury stock	(104,566)	—		(104,566)	—	(104,566)

Total shareholders’ equity	1,242,484	12,237		1,254,721	—	1,254,721

	$3,610,526	$21,338		$3,631,864	$—	$3,631,864

(a)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable to cost and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts.

(b)	Adjustments primarily to more properly classify certain inventory items previously included in other current assets to inventory and to more properly reflect inventory paid for by customers in inventory.

(c)	Adjustments primarily to more properly classify substantially completed fabricated piping from unbilled accounts receivable, more properly classify certain litigation accruals to accrued liabilities, partially offset by correction of an over accrual of costs and to more properly classify certain amounts to billings in excess of costs and estimated earnings on uncompleted contracts.

(d)	Adjustments primarily to more properly classify certain litigation accruals and other accruals from billings in excess of costs and estimated earnings on uncompleted contracts and to properly record accrued rent expense on lease escalations.

(e)	Adjustment to recognize our 20% equity interest in Westinghouse’s accumulated other comprehensive income, primarily related to foreign currency translation gains, net of tax.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements contained herein that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “forecast,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties summarized below:
•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible mis-estimates and/or cost escalations associated with our contracts;

•	ability of customers to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for governmental agencies and private sector customers that are facing financial challenges;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	delays and/or defaults in customer payments;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	our failure to attract and retain qualified personnel; including key members of our management;

•	work stoppages and other labor problems;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions;

•	environmental factors and changes in laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions;

•	protection and validity of patents and other intellectual property rights.

•	risks related to our Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	changes to our percentage-of-completion accounting policies;

•	changes in our liquidity position, and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	covenants in our Credit Facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Credit Facility;

•	outcomes of pending and future litigation and regulatory actions;

•	the possibility of a downgrade of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the countries in which we operate;

•	changes in the U.S. economy and global markets as a result of war and/or terrorists’ actions;

•	significant changes in market prices of our equity securities that could change further;

•	risks related to our investments in military housing privatization entities and our indemnity agreements related thereto;

•	closing of any U.S. military bases related to our privatization interests;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock; and

•	the ability of our customers to receive or be delayed in receiving the applicable regulatory and environmental approvals relating to projects in our fossil and nuclear segment.

          Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) 2007 Form 10-K , (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.
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
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses our financial position as of May 31, 2008, and the results of our operations for the three and nine months ended May 31, 2008, and should be read in conjunction with: (1) the unaudited condensed consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2007 Form 10-K.
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
Overview of Our Segments
Currently, we are organized under the following segments:
•	Fossil & Nuclear

•	Environmental & Infrastructure (E&I)

•	Energy & Chemicals (E&C)

•	Maintenance

•	Fabrication & Manufacturing (F&M)

•	Investment in Westinghouse

•	Corporate
Fossil & Nuclear
The Fossil & Nuclear segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil and nuclear power generation industries.
Nuclear. We support the U.S. domestic nuclear industry with engineering, procurement, maintenance and construction services. We hold a leadership position in nuclear power industry for improving the efficiency, output and reliability of existing plants (“uprates”) for existing plants, having brought in excess of 2,000 megawatts of new nuclear generation to the electric power transmission grid in the U.S. between 1984 and present. In addition, we are currently serving as architect-engineer for the National Enrichment Facility and are providing engineering services in support of new nuclear units in South Korea and the People’s Republic of China. We anticipate growth in the global nuclear power sector, driven in large part by the U.S., U.K., China and South Africa. Our support of existing U.S. utilities, coupled with our 20% equity investment in Westinghouse, is expected to result in increased levels of activity in this sector for us. Safe and reliable operation of existing plants, concerns associated with climate change, and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. Several domestic utilities are developing plans for new baseload nuclear generation. According to the Nuclear Energy Institute and the Nuclear Regulatory Commission, in the U.S., there are plans for approximately 35 new units under development as of May 2008, with the Westinghouse advanced passive AP1000 design being considered for at least 14 of them. We expect that our existing base of nuclear services work, coupled with our collaboration with Westinghouse and the AP1000 design, should position us to capitalize on growth within this industry.
Clean Coal-Fired Generation. The rise in oil prices and wide fluctuations in natural gas prices have prompted electric power companies in the U.S. to pursue construction of new coal-fired power plants utilizing advanced combustion and emission control technologies. Coal-fired capacity is typically expensive to build but has relatively lower operating costs. The continued operating cost advantage of coal over other fossil fuels has prompted electric utilities and independent power producers (IPP’s) in recent years to focus on clean coal-fired generation. During fiscal year 2007, we executed EPC contracts for three new, highly-efficient coal generation facilities: an 800 megawatt supercritical plant in North Carolina, a 600 megawatt ultra-supercritical plant in Arkansas, and a 585 megawatt circulating fluidized bed (CFB) facility in Virginia. During the fiscal year 2008, we executed an EPC contract for a 600 megawatt CFB facility in Louisiana. We continue to observe continuing demand for new opportunities in this market but recognize that carbon emissions associated with fossil fired power plants could negatively impact future development of fossil fired power plants. Nevertheless, we believe we are well positioned to capture a significant market share of future coal fired power plants.
Air Quality Control (AQC). Our AQC business includes domestic and selected international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, projects related to controlling fine particle pollution, carbon capture, and selective catalytic reduction (SCR) markets.
Environmental regulations and related air quality concerns have increased the need to retrofit existing coal-fired power plants with modern pollution control equipment. We have been selected to provide EPC retrofit services on many of the power plants requiring FGD for sulfur dioxide emissions control. The March 2005 Clean Air Interstate Rule (CAIR) issued by the U.S. Environmental Protection Agency (EPA), which reduces the allowable sulfur dioxide emissions in the eastern half of the U.S. by 70% (from 2003 levels) by 2015 and reduces emissions of nitrogen oxides by 60% (from 2003 levels) by 2015, was a major driver for this market. According to the June 2007 Argus Scrubber Report, we believe that over 70,000 to 80,000 megawatts or approximately 60% to 70% of the domestic coal plants that require FGD retrofit systems are in engineering, construction or startup phase. We believe that we are the market leader for these services, being awarded approximately 25% to 30% of the estimated domestic market for these services. We forecast that many of the currently contracted domestic FGD projects will achieve commercial operation by the end of 2010. We believe the remaining 20% to 30% of the current domestic FGD market of approximately 20,000 to 30,000 megawatts of capacity may be awarded over the next three to five years. The market size is subject to increase if more stringent environmental regulations are passed by individual states or federal agencies.
There is also a market for installation of mercury emission controls at existing coal-fired power plants. The Clean Air Mercury Rule (CAMR) adopted by EPA in May 2005 establish a cap and trade system lower Mercury emissions by 21% by 2010 and 70% by 2018. However, many states viewed the CAMR regulations as inadequate and proceeded to implement more stringent requirements. In February 2008, a federal court ruling set aside CAMR in regulating mercury emissions from new power plants, reverting to the much more stringent maximum achievable control technology (MACT) requirements, until new regulations are enacted. We have several EPC mercury control projects under execution. We believe the domestic market for these services could increase in the future as more states establish new rules or as federal regulations become more stringent.
AQC EPC opportunities outside the FGD and mercury control markets, such as SCR (Selective Catalytic Reduction) and particulate control are expected to be more limited than in prior years. However, we plan to continue pursuing NOx (Nitrogen Oxide) and particulate control work with existing customers, or as federal regulations become more stringent.
Gas-Fired Generation. In fiscal year 2007, active investment in new power generation was focused primarily on coal due to its relatively low operating cost compared to natural gas. We have recently observed significant renewed interest in new gas-fired generation as electric utilities and independent power producers look to diversify their generation options. Recent initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases” that are perceived to be contributing to global warming are also stimulating renewed demand for gas-fired power plants because gas-fired plants have lower emissions of carbon dioxide than coal-fired plants. Gas-fired plants are typically less expensive to construct than coal-fired and nuclear plants, but have comparatively higher and potentially more volatile fuel costs. We forecast that gas fired power plants will continue to be a part of future power generation development in the United States and believe our capabilities and expertise will position us as an EPC market leader for such plants. During the third quarter of fiscal year 2008, the Fossil and Nuclear segment signed a major EPC contract for a new gas fired power plant in North Carolina.
Other Markets. Shaw Energy Delivery Services, Inc. (EDS) designs, builds, operates, and maintains power transmission and distribution facilities and systems. Our services include design, construction and maintenance of transmission and distribution lines as well as substations. On June 18, 2008, we entered into an agreement to sell substantially all of the assets of EDS. Upon completion of this transaction, we will cease operations in this sector of the market.
E&I Segment
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
Federal Markets. Our core services include environmental restoration, regulatory compliance, facilities management, emergency response and design and construction services to U.S. government agencies, such as the Department of Defense (DOD), the Department of Energy (DOE), the Environmental Protection Agency (EPA), and the Federal Emergency Management Agency (FEMA). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, the Compensation and Liability Act (CERCLA or Superfund) and the Resource Conservation and Recovery Act (RCRA). Additionally, we provide regulatory compliance support for the requirements of the Clean Water Act, Clean Air Act and Toxic Substances Control Act. For the DOE, we are presently working on several former nuclear weapons production sites where we provide engineering, construction and construction management services. For the DOD, we are involved in projects at several Superfund sites and Formerly Utilized Sites Remedial Action Program (FUSRAP) sites managed by the U.S. Army Corps of Engineers. The DOD is increasingly using performance-based contracting vehicles, including guaranteed fixed-price contracts, wherein we assume responsibility for cleanup and regulatory closure of contaminated sites for a firm fixed-price. In certain circumstances, we purchase environmental insurance to provide protection from unanticipated cost growth due to unknown site conditions, changes in regulatory requirements and other project risks. For the U.S. Army, we are working on the Army’s chemical demilitarization program at several sites.
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
We forecast that a significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up domestic and international military bases and to restoring former nuclear weapons facilities. The DOD has determined there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. We believe that we are well positioned to assist DOD with decontamination and remediation activities at these sites. Similarly, the DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to remediate areas contaminated with hazardous and radioactive waste, and we believe that we are well positioned to assist DOE with these efforts. We continue to provide engineering, procurement and construction to other DOE nuclear programs such as the Mixed Oxide Fuel Fabrication Facility in Savannah River, South Carolina.
Commercial, State and Local Markets. Our core services include environmental consulting, engineering construction management and O&M services to private-sector and state and local government customers. Full service environmental capabilities include site selection, permitting, design-build, operation, decontamination, demolition, remediation and redevelopment. We provide complete life cycle solid waste management with capabilities that range from site investigation through landfill design and construction to post-closure O&M or site redevelopment. We also provide sustainability services on a national basis. We assist commercial customers in defining what sustainability means to them and in designing and developing operational concepts to integrate sustainability into their businesses.
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
Transportation Infrastructure. The Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users SAFETEA-LU stimulates new transportation project funding opportunities. By leveraging our capabilities across several business segments, we believe that we can participate in large scale and localized infrastructure projects by partnering with government agencies and with private entities for design and build services to meet our customers needs arising from aging infrastructure, congestion and expansion requirements.
Ports and Marine Facilities. We are pursuing opportunities in maritime engineering and design services including navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. As part of this strategy, in fiscal year 2007, we acquired a maritime engineering and design firm to enhance our portfolio of services to government and commercial port and marine facility customers. We believe this acquisition expands our marine infrastructure planning services and positions us to provide a full range of design, engineering and project management services to domestic and international maritime customers.
Other Markets. Other service offerings include maritime services, water quality initiatives and our environmental liability transfer programs. Our maritime engineering and design services include navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. Our commercial water-treatment technologies target public drinking water providers, municipal authorities and industrial waste water treatment facilities with testing, assessments and permitting services and specialized equipment and water treatment systems to help meet regulatory standards. Through two proprietary programs, we also serve customers who desire to transfer or reduce their environmental liabilities. We have created the “Shaw Insured Environmental Liability Distribution” or “SHIELD” tm program, a proprietary structured transaction tool that uses environmental insurance products and distributes environmental liabilities for parties desiring to substantially reduce contingent environmental liabilities. Another program is provided through our subsidiary The LandBank Group, Inc. (LandBank), which purchases at a discount environmentally impaired properties with inherent value, purchases environmental insurance to limit the environmental liabilities associated with the properties, when appropriate, and then remediates and/or takes other steps to improve and increase the value of the properties.
E&C Segment
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
Chemicals. Demand in the chemical industries remain strong, fueled by strong growth in the economies of China and India as well as the rising standard of living in other developing economies. We expect the number of new petrochemical projects to flatten as additional supply comes on-line. Internationally, we believe the Middle East and China provide the majority of petrochemical capacity expansion opportunities. In the Middle East, we expect new petrochemical opportunities due to relatively high crude oil prices and the availability of lower priced feed stock and natural gas and the proximity of the Middle East to the European and Asian markets. During fiscal year 2007, we were awarded petrochemical projects in China and Saudi Arabia for our Acrylonitrile- butadiene-styrene (ABS) polymer emulsion technology. ABS is a “bridge” polymer between commodity plastics and higher performance thermoplastics.

Refining. We believe that refiners are searching for new products that can be produced from petroleum and considering integration production of those products into petrochemical facilities. We believe the demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier crude oils and to produce a greater number of products. In general, continued economic growth, fuel subsidies, and increased oil-fired power generation are supporting expected higher oil demand globally over the next two decades. Additionally, we believe relatively high crude oil prices, combined with refinery capacity constraints and demand stimulated by clean fuels and clean air legislation, are contributing to increasing opportunities primarily in the U.S. an Europe. We are currently participating in a major domestic refinery upgrade incorporating capacity and clean fuels capabilities. While the refining process is largely a commodity activity, refinery configuration depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs.
Fluid Catalytic Cracking (FCC) remains a key refining technology. We were awarded a number of grass root technology contracts in fiscal year 2007 and 2008, primarily to facilities in Asia and India in particular. We have an exclusive agreement with one international customer to license a key FCC-derived technology called Deep Catalytic Cracking (DCC) that encourages the refiner’s entry into the petrochemical arena. We believe this technology is emerging because of its ability to produce propylene, a base chemical that is in short supply and for which demand is growing faster that that of ethylene.
Ethylene. Ethylene is an olefin, which is used as a building block for other petrochemicals and polymers. It is produced by the steam cracking of hydrocarbon feedstocks. Ethylene is used in the manufacture of polymers such as polyethylene (PE), polyester, polyvinyl chloride (PVC) and polystyrene (PS). Ethylene represents one of our core technologies. By the end of 2008, we expect the ethylene industry to begin experiencing the impact of the new wave of steam cracker start-ups in the Middle East, with a surplus supply of ethylene expected in 2009. We estimate global demand for ethylene will continue to grow in the near term, but not at the rate of supply. This will lead to an oversupply in the market and expected slowdown somewhere in 2009 to 2011 range. Despite the anticipated slowing of further investment, we believe additional projects are being slated in the Middle East and India, as oil and petrochemical prices remain high. These projects should provide additional opportunities for us.
We expect that major oil and petrochemical companies will integrate refining and petrochemical facilities in order to improve profits, providing additional opportunities for us. In petrochemicals, we have extensive expertise in the construction of ethylene plants, which convert gas and/or liquid hydrocarbon feed stocks into ethylene, and derivative facilities which provide the source of many higher value chemical products, including packaging, pipe, polyester, antifreeze, electronics, tires and tubes. We also perform services related to gas processing including propane dehydrogenation facilities, gas treatment facilities and liquefied natural gas plants.
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
Maintenance Segment
Our Maintenance segment is a market leader, providing a full range of integrated asset life cycle capabilities that compliment our EPC services. We provide customers with reliability engineering, turnaround maintenance, outage maintenance, routine maintenance, capital construction, tank design, tank construction and maintenance, architectural and building services, off-site modularization, and specialty services. We perform services to restore, rebuild, repair, renovate, and modify industrial structures, as well as offer predictive and preventative maintenance. Our comprehensive range of services are offered to customers in combinations that will increase capacity, reduce expenditure and optimize cost, ensuring the highest return on critical production assets within their facilities. All services are provided at customers work sites located primarily in North America.
Nuclear Plant Maintenance and Modifications. The U.S. currently has 104 operating nuclear reactors that require engineering and maintenance services to support operations, plan outages, extend life/license, upgrade materials, increase capacity uprates and improve performance. We provide system-wide maintenance and modification services to approximately 40 of those 104 operating domestic nuclear reactors. We concentrate on more complicated, non-commodity type projects in which our historical expertise and project management skills add value. We also have a leading position in the decommissioning and decontamination business for commercial nuclear energy plants.
In addition to supporting operations and improving performance, we believe there are opportunities for further expansion in plant restarts, up-rate related modifications and new plant construction. We also believe there are opportunities to take on additional in-plant support services.
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
Chemical Plant Maintenance and Capital Construction Services. We have a continuous presence in approximately 90 U.S. field locations serving petrochemicals, specialty chemicals, oil and gas, manufacturing, refining and infrastructure markets. Looking forward, we believe that petrochemicals, clean fuels and refining markets provide the best growth opportunities for us. Expansion of these markets has been enhanced by governmental regulations supporting cleaner burning fuels and the supply of commodity chemicals to support the current domestic construction market. Our Maintenance segment also includes a capital construction component serving existing client sites. Capital construction projects are comprised of an array of revamp efforts along with grassroots green-field projects. Construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.
In addition to our varied spectrum of maintenance and construction work, we are building experience in successfully executing large recovery and rebuild projects. We are able to mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes. Our recent successful project completions included major petrochemical, natural gas processing and refining facilities in Texas and Louisiana.
F&M Segment
Our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries.
Fabrication. We believe our expertise and proven capabilities to furnish complete piping systems in this global market have positioned us among the largest suppliers of fabricated piping systems for energy generation facilities in the U.S. We are also a leading supplier worldwide, serving both our other business segments and third parties. Piping systems are normally a critical path item in chemical plants that convert raw or feedstock materials to products. Piping system integration accounts for a significant portion of the total man-hours associated with constructing energy generation and chemical and other materials processing facilities. We fabricate fully-integrated piping systems for chemical customers around the world.
We provide fabrication of complex piping systems from raw materials including carbon and stainless steel, and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to specified lengths, welding fittings on the pipe and bending the pipe to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, Arkansas, Oklahoma, South Carolina, Utah, Mexico, Venezuela and through a joint venture in Bahrain. Our South Carolina facility is authorized to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers (ASME) certification.
We believe our induction pipe bending technology is one of the most advanced, sophisticated and efficient technologies available. We utilize this technology and related equipment to bend pipe made of carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening. In addition, we have commenced a robotics program that we believe may result in productivity and quality levels not previously attained. By utilizing robotics, as well as new welding processes and production technology, we are able to provide our customers a complete range of fabrication capabilities.

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
Investment in Westinghouse Segment
Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants to help keep nuclear power plants operating safely and competitively worldwide. We believe that Westinghouse technology is being utilized in over 60 of the 104 operating domestic nuclear reactors and approximately 50% of the reactors operating internationally. We are aware that plans for at least 30 new domestic reactors are under development, with the Westinghouse advanced passive AP1000 design being considered for at least 14 of them. Internationally, Westinghouse technology is currently being used for six reactors being constructed in South Korea and four reactors in China and is being considered for numerous new reactors in multiple countries.
Our Investment in Westinghouse segment includes our 20% equity interest in Westinghouse which we acquired on October 16, 2006 (the first quarter of our fiscal year 2007) from British Nuclear Fuels plc.
Corporate Segment
We operate in a decentralized structure. Our Corporate segment includes the corporate management and expenses associated with managing our overall organization. These expenses include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not allocated to other segments. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property & equipment related to the corporate facility and certain information technology costs.
Comments Regarding Future Operations
Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the impact of future acquisitions.
Overview of Results
We had record revenues during the third quarter of our fiscal year 2008 led by our Fossil & Nuclear, E&C and F&M segments who had strong operating and financial results for the quarter. The revenue growth was fueled primarily by continued strength in the global markets for power generation capacity, petrochemicals and refined products that we serve. These markets are being driven by worldwide demand and long-term economic expansion. Activity levels in our Maintenance segment decreased due to the completion of two major projects in the prior fiscal year. Our E&I segment experienced decreased revenue growth in the three and nine months ended May 31, 2008 primarily due to decreased activity in the gulf region of the U.S.

We had record operating income for the three and nine months ended May 31, 2008 and significantly improved our results as compared to the same periods in the previous fiscal year. Each of our operating segments reported improved income before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three and nine months ended May 31, 2008 as compared to the same periods in our previous fiscal year except for our E&I segment, Corporate segment and our Investment in Westinghouse segment. Our Investment in Westinghouse segment recorded approximately $8.4 million and $106.2 million, respectively, in non-cash foreign currency translation losses during the three and nine months ended May 31, 2008. These translation losses occur when the JPY-denominated debt is translated to U.S. dollars for financial reporting purposes at a Yen / U.S. dollar exchange rate less than the prior period. The earnings of our E&I segment continued to be less than we believe are acceptable, however, we experienced increased earnings in our Fossil & Nuclear, E&C, Maintenance and F&M segments. The strong earnings in those segments are attributable to excellent operating performance in a strong market for power generation capacity, petrochemicals and refined products.
We generated significant positive operating cash flows in the first nine months of fiscal year 2008 primarily due to cash flows earned from contracts currently being executed. In the previous fiscal year, our positive operating cash flows were due primarily to collections of accounts receivable related to disaster relief and emergency services work performed in 2006 associated with hurricanes Katrina and Rita.
During the third quarter of fiscal 2008, we had record bookings of new orders and record levels of backlog of unfilled orders as of May 31, 2008. Our total backlog has increased by approximately $2 billion since the 2007 year-end balance. Our primary challenge in 2008 remains the successful execution of these contracts. We forecast that our fiscal year 2008 revenues will continue to increase as compared to fiscal year 2007 as we execute our major power generation, chemical and petrochemical contracts.
Consolidated Results of Operations
Consolidated Revenues:

		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	$ Change	% Change
Three months ended	$1,820.7	$1,602.7	$218.0	13.6%
Nine months ended	$5,186.1	$4,087.1	$1,099.0	26.9%
The increase in consolidated revenues in the three and nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was due primarily to significant increases in revenue by our Fossil & Nuclear segment related to air quality and emissions control work and new coal fired power generation projects being executed. Also contributing to the increasing revenues is our work on major chemical and petrochemical projects in our E&C segment as well as continued growth in our F&M segment in response to increased worldwide demand. Included in E&C revenues are customer furnished materials for which we recognize no gross profit or loss ($127.1 million and $370.5 million for the three and nine months ended May 31, 2008 compared to $126.3 million and $264.6 million in the same prior year periods).
Consolidated Gross Profit:

		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	$ Change	% Change
Three months ended	$175.5	$134.3	$41.2	30.7%
Nine months ended	$445.5	$252.9	$192.6	76.2%
The revenue increases noted above contributed to our increased consolidated gross profit. Our F&M segment, which has historically produced our highest gross profit percentage results, continues to experience high volumes of business driven by increased worldwide demand for fabricated piping systems for power generation, chemical and petrochemical facilities. The increased demand of these facilities has improved the earnings of our Fossil & Nuclear and E&C segments. Our fiscal year 2007 results included significant second quarter project write-downs and profit reversals of approximately $60.0 million. Additional information is included in the sections describing each operating segment.

Consolidated General & Administrative Expenses (G&A):

		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	$ Change	% Change
Three months ended	$71.5	$68.2	$3.3	4.8%
Nine months ended	$214.2	$204.0	$10.2	5.0%
Consolidated general and administrative expenses increased for the three and nine months ended May 31, 2008 as compared to the same periods in the prior fiscal year in order to support our increasing business activity levels and the remediation efforts associated with the material weaknesses in our financial reporting processes. Specific areas that contributed to the increase in general and administrative expenses during the fiscal year 2008 periods included increased labor costs due to higher administrative staffing levels, increased accounting, auditing and consulting costs and increased insurance costs at the segment levels partially offset by reductions in certain employee related insurance and compensation costs within our corporate segment for the three and nine months ended May 31, 2008.
Consolidated Interest Expense:

		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	$ Change	% Change
Three months ended	$12.1	$11.6	$0.5	4.3%
Nine months ended	$34.7	$32.9	$1.8	5.5%
Consolidated interest expense for the three and nine months ended May 31, 2008 was comparable to the same period in the prior fiscal year.
Consolidated Income Taxes:

		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	$ Change	% Change
Three months ended	$34.1	$15.7	$18.4	117.2%
Nine months ended	$43.4	$19.2	$24.2	126.0%
Our consolidated tax rate, based on income before income taxes, minority interest and earnings from unconsolidated entities, for the three and nine months ended May 31, 2008 was a provision of 37.3% for both periods, respectively. A tax provision of 21.4% and 51.7%, respectively, was applied for the three and nine months ended May 31, 2007. We incurred $10.1 million of tax expense in the three and nine month periods ended May 31, 2007 for tax matters under appeal and for foreign tax related matters. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, and increases in certain non-deductible expenses.
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
Consolidated Earnings (Losses) from Unconsolidated Entities, net of income taxes:

		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	$ Change	% Change
Three months ended	$7.9	$0.8	$7.1	NM
Nine months ended	$15.2	$(24.8)	$40.0	NM
The increased earnings from unconsolidated entities for the three and nine months ended May 31, 2008 as compared to the same periods in the prior fiscal year were primarily a result of us recording a $24.7 million loss, net of tax, from our military housing privatization entities in the second quarter of fiscal year 2007. Our fiscal year 2008 results also reflect the benefit of earnings for the three and nine month periods of $5.8 million and $12.7 million, net of tax, respectively, related to the acquisition of our 20% equity interest in Westinghouse on October 16, 2006. Additionally, in the first quarter of fiscal year 2008, we sold one of our investments in military housing privatization and recorded a pre-tax gain of approximately $2.3 million which increased by an additional $3.5 million in the third quarter of 2008 as contingent liabilities retained at the time of the sale are no longer considered probable.
Consolidated Net Income (Loss):

		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	$ Change	% Change
Three months ended	$53.9	$54.1	$(0.2)	(0.4)%
Nine months ended	$65.0	$(19.6)	$84.6	NM
Our consolidated net income decreased for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year due primarily to a higher effective tax rate. For the nine months ended May 31, 2008, our consolidated net income increased due primarily to the increasing demand of power generation capacity, petrochemicals and refined products and significant project write-downs and profit reversals recorded in the prior year period as well as military housing privatization losses recorded during the second quarter of fiscal year 2007 offset by the impact of non-cash foreign currency exchange rate changes on our Japanese Yen-denominated Westinghouse Bonds. Our net income includes the impact of losses from our Investment in Westinghouse segment of $4.8 million and $68.6 million for the three and nine months ended May 31, 2008, respectively, compared to income of $6.1 million and loss of $2.2 million for the three and nine months ended May 31, 2007, respectively, which primarily reflects the impact of exchange rate changes on the Westinghouse Bonds.

NM — Not Meaningful.
Segment Results of Operations
The following comments and tables compare selected summary financial information related to our segments for the three and nine months ended May 31, 2008 and May 31, 2007 (dollars in millions).

	May 31,	May 31,
Three Months Ended	2008	2007	$ Change	% Change
		(Restated)
Revenues:
Fossil & Nuclear	$691.5	$441.1	$250.4	56.8%
E&I	349.6	381.2	(31.6)	(8.3)
E&C	338.8	293.3	45.5	15.5
Maintenance	309.4	364.0	(54.6)	(15.0)
F&M	130.6	123.1	7.5	6.1
Corporate	0.8	—	0.8	NM

Total revenues	$1,820.7	$1,602.7	$218.0	13.6%

Gross profit:
Fossil & Nuclear	$54.7	$33.4	$21.3	63.8%
E&I	25.5	29.0	(3.5)	(12.1)
E&C	45.1	25.3	19.8	78.3
Maintenance	17.2	17.1	0.1	0.6
F&M	32.0	29.5	2.5	8.5
Corporate	1.0	—	1.0	NM

Total gross profit	$175.5	$134.3	$41.2	30.7%

Gross profit percentage:
Fossil & Nuclear	7.9%	7.6%
E&I	7.3	7.6
E&C	13.3	8.6
Maintenance	5.5	4.7
F&M	24.5	24.0
Corporate	NM	—
Gross profit percentage	9.6%	8.4%

	May 31,	May 31,
Three Months Ended	2008	2007	$ Change	% Change
		(Restated)
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$45.1	$25.7	$19.4	75.5%
E&I	7.7	9.3	(1.6)	(17.2)
E&C	36.9	16.6	20.3	122.3
Maintenance	14.2	14.0	0.2	1.4
F&M	25.7	23.7	2.0	8.4
Investment in Westinghouse	(18.5)	7.2	(25.7)	(356.9)
Corporate items and eliminations	(19.8)	(23.1)	3.3	14.3

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$91.3	$73.4	$17.9	24.4%

NM — Not Meaningful.

	May 31,	May 31,
Nine Months Ended	2008	2007	$ Change	% Change
		(Restated)
Revenues:
Fossil & Nuclear	$1,937.5	$1,045.9	$891.6	85.2%
E&I	1,083.9	1,083.1	0.8	NM
E&C	908.1	754.3	153.8	20.4
Maintenance	844.2	867.6	(23.4)	(2.7)
F&M	410.2	336.2	74.0	22.0
Corporate	2.2	—	2.2	NM

Total revenues	$5,186.1	$4,087.1	$1,099.0	26.9%

Gross profit:
Fossil & Nuclear	$141.1	$36.2	$104.9	289.8%
E&I	73.8	68.3	5.5	8.1
E&C	77.8	56.8	21.0	37.0
Maintenance	43.9	10.9	33.0	302.8
F&M	106.2	80.7	25.5	31.6
Corporate	2.7	—	2.7	NM

Total gross profit	$445.5	$252.9	$192.6	76.2%

Gross profit percentage:
Fossil & Nuclear	7.3%	3.5%
E&I	6.8	6.3
E&C	8.6	7.5
Maintenance	5.2	1.3
F&M	25.9	24.0
Corporate	NM	—
Gross profit percentage	8.6%	6.2%
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$111.1	$10.8	$100.3	NM %
E&I	22.7	8.7	14.0	160.9
E&C	57.4	34.3	23.1	67.3
Maintenance	34.7	1.5	33.2	NM
F&M	86.0	64.3	21.7	33.7
Investment in Westinghouse	(135.1)	(6.2)	(128.9)	NM
Corporate items and eliminations	(60.5)	(76.2)	15.7	20.6

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$116.3	$37.2	$79.1	212.6%

NM — Not Meaningful

The following table presents our revenues by geographic region generally based on the site location of the project:

	Three Months Ended				Nine Months Ended
			(Restated)				(Restated)
	May 31, 2008		May 31, 2007		May 31, 2008		May 31, 2007
	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,412.5	78%	$1,267.4	79%	$4,082.7	79%	$3,258.6	80%
Asia/Pacific Rim	153.8	8	62.0	4	352.7	7	162.5	4
Middle East	185.7	10	214.0	14	544.0	11	514.1	13
Canada	7.5	—	4.6	—	16.0	—	11.1	—
Europe	45.7	3	47.5	3	141.7	3	117.0	3
South America and Mexico	9.2	1	5.1	—	25.9	—	15.0	—
Other	6.3	—	2.1	—	23.1	—	8.8	—

Total revenues	$1,820.7	100%	$1,602.7	100%	$5,186.1	100%	$4,087.1	100%

Business Segment Analysis
Fossil & Nuclear Segment
Our Fossil & Nuclear segment is experiencing significant growth in demand for our services primarily in the areas of emissions control and new power generation facilities primarily in the United States. The Nuclear activity within this segment has experienced significant growth primarily from a major services project in China. This segment is also performing early engineering services for six new nuclear power plants in the United States. Additionally, our Fossil division signed an alliance agreement with a major UK utility that could lead to the construction of five 800 MWe coal fired power units in the United Kingdom.
Revenues (3rd Quarter)
The increase in Fossil & Nuclear revenues for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to:
•	an increase in the volume of activity from Air Quality Control Systems’ (AQCS) and Flue Gas Desulphurization (FGD) projects at coal fired power plants;

•	an increase in activity and commencement of work on several major supercritical clean coal fired power projects; and

•	a primarily services contract containing a limited supply of equipment for four AP1000 nuclear reactors in China.
The increase in revenues was partially offset by:
•	several major fossil AQCS projects and a gas fired power project reaching and / or approaching substantial completion in late fiscal year 2007 and in the first three quarters of fiscal year 2008.
Gross Profit (Loss) and Gross Profit (Loss) Percentage (3rd Quarter)
The increase in Fossil & Nuclear gross profit for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to an increase in the volumes of business and margins on AQCS projects and major coal fired power generation projects that commenced in the second half of fiscal year 2007 and continue into fiscal year 2008.
The increase in gross profit and gross profit percentage for the three months ended May 31, 2008 as compared to the May 31, 2007 period was partially offset by:
•	an increase in subcontractor costs on a domestic AQCS project that reduced gross profit in the third quarter of fiscal year 2008 by $3.2 million;

•	an increase in estimated costs at completion resulting in an additional loss of approximately $5.7 million on an international project currently in dispute with the main contractor; and

•	costs for nuclear proposals and associated infrastructure growth in anticipation of execution of major EPC nuclear power projects.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
The increase in Fossil & Nuclear income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the factors affecting gross profit addressed above. In addition, during the third quarter of 2008 an impairment charge of $2.7 million was recorded in association with the sale of EDS.
Revenues (Year to date)
The increase in Fossil & Nuclear revenues for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the same items as described above for the third quarter.
We forecast that the revenues for the Fossil & Nuclear segment will continue to be greater than fiscal year 2007 due to the number of major projects we are currently executing as well as increasing activity related to EPC projects for new Nuclear power plants.
Gross Profit (Loss) and Gross Profit (Loss) Percentage (Year to date)
The increase in Fossil & Nuclear gross profit for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to an increase in gross profit results on AQCS projects and major coal fired power generation projects. The 2007 period included $20.6 million in write-downs and profit reversals resulting from final settlements reached on claims on one substantially complete Fossil project.
The increase in gross profit and gross profit percentage for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was partially offset by:
•	an increase in subcontractor costs on a domestic AQCS project that reduced gross profit in the first three quarters of fiscal year 2008 by $8.2 million;

•	approximately $3.4 million in nuclear power plant design work that is being performed in anticipation of future awards of nuclear power plants that is not yet chargeable to existing contracts;

•	an increase in estimated cost at completion resulting in an additional loss of approximately $12.1 million on an international project currently in dispute with the main contractor; and

•	a significant increase in costs for nuclear proposals and associated infrastructure growth in anticipation of future nuclear project awards.
The Fossil & Nuclear segment has recorded since project inception to date, revenues of $33.6 million related to unapproved change orders and claims as of May 31, 2008. The revenues are recorded in the Statement of Operations based on the percentage-of-completion on each individual contract. The amounts that will be included in our estimated total revenues at completion for these projects are estimated to be $33.9 million. If we collect amounts differing from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in Fossil & Nuclear income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the factors affecting gross profit addressed above. In addition, during the third quarter of 2008 an impairment charge of $2.7 million was recorded in association with the sale of EDS.
Environmental & Infrastructure (E&I) Segment
Earnings for the E&I segment were favorably impacted in the third quarter of fiscal year 2008 from a $3.5 million pre-tax gain recorded in an unconsolidated military housing privatization joint venture and earnings from a consolidated joint venture performing services to the Department of Energy. Revenue for the third quarter of fiscal year 2008 decreased compared to the third quarter of fiscal year 2007. Federal services and commercial consulting and engineering services are experiencing volume growth while construction services declined compared to the same prior year period.
Revenues (3rd Quarter)
The decrease in E&I revenues for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to:
•	a decrease in activity from a military housing privatization joint venture;

•	a decrease in disaster relief, emergency response and recovery services in the gulf region of the U.S.;

•	a decrease in services to a commercial customer in the gulf region of the U.S.; and

•	a decrease in commercial construction projects.
The decrease in revenues was partially offset by:
•	an increase in activity from two consolidated joint ventures providing services to the DOE; and

•	an increase in services to commercial consulting and engineering customers.
Gross Profit and Gross Profit Percentage (3rd Quarter)
The decrease in E&I gross profit and gross profit percentage for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to:
•	a decrease in gross margin associated with the activity discussed above;
The decrease in gross profit and gross profit percentage for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was partially offset by:
•	earnings from a consolidated joint venture providing services to the DOE;

•	a favorable variance in gross profit percentage resulting from recording no gross profit on decreased revenues on the consolidated military housing privatization joint venture.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
The decrease in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the factors impacting gross profit addressed above combined with a reduction in general and administrative expenses.
Revenues (Year to date)

The increase in E&I revenues for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the items as described above for the third quarter except for an increase in activity from consolidated military housing joint ventures in the current fiscal year.
We expect fiscal year 2008 revenues to be reasonably consistent with fiscal year 2007 revenues.
Gross Profit and Gross Profit Percentage (Year to date)
The increase in E&I gross profit and gross profit percentage for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to:
•	an increase in gross profit earned on our consolidated joint ventures providing services to the DOE;

•	the positive comparative impact related to the loss recognized on a fixed price project in the Middle East in fiscal year 2007; and

•	favorable variances related to increased overhead absorption from higher labor utilization and a reduction in overhead labor and fringe costs.
The increase in gross profit and gross profit percentage was partially offset by:
•	a decrease in gross profit percentage from recording no gross profit on the recently consolidated military housing privatization joint venture loss contracts; and

•	a decrease as a result of a more favorable indirect billing rates in fiscal year 2007 compared to the same current year period.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the factors impacting gross profit addressed above combined with a reduction in general and administrative expenses.
Energy & Chemical (E&C) Segment
Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia regions continues to provide for a strong petrochemicals market, resulting in increasing activity levels for our E&C segment in fiscal year 2008 as compared to fiscal year 2007.
Revenues (3rd Quarter)
The increase in E&C revenues for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to:
•	an increase in number of other petrochemical projects in progress during the three months ended May 31, 2008 compared to the same period in the prior year; and

•	the release of $13.0 million (approximately $8.5 million after minority interest) in license performance guarantees no longer forecast to be required relating to certain joint venture technology projects.
The increase in revenue was partially offset by the following:
•	a decrease in services revenues from a major international petrochemical project that was at peak peak levels in the comparative prior fiscal year period; and

•	a decrease in revenues from a gulf coast petrochemical fire rebuild project that was at a high services level in the comparative prior fiscal year period.
Gross Profit and Gross Profit Percentage (3rd Quarter)
The increase in E&C gross profit for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to:1
•	the release of $13.0 million (approximately $8.5 million after minority interest) in license performance guarantees no longer forecast to be required relating to certain joint venture technology projects; and

•	increased margins associated with petrochemical projects.
The increase in gross profit for the three months ended May 31, 2008 as compared to the same period in the prior year was partially offset by:
•	lower services activity on two petrochemical projects that were at peak levels in the prior year; and

•	higher indirect expenses (i.e. managerial staff and other overhead costs).
The gross profit percentage during the three months ended May 31, 2008 increased as compared to the same period in the prior fiscal year primarily due to the release of license performance guarantees related to certain joint venture technology projects based on current estimates.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
E&C segment income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities increased for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year primarily due to the changes in gross profit addressed above, foreign currency transaction gains related to changes in currency exchange rates and higher net interest income offset by higher general and administrative expenses.
Revenues (Year to date)
The increase in E&C segment revenues for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to an increase in customer furnished materials ($370.5 million for the nine months ended May 31, 2008 compared to $264.6 million in the same period in the prior fiscal year) related primarily to two major international petrochemical projects, as well as other items as described above for the third quarter. No gross profit was recognized on revenues related to customer furnished materials.
Gross Profit and Gross Profit Percentage (Year to date)
The increase in E&C gross profit for the nine months ended May 31, 2008 as compared to the same period in the prior year was primarily attributable to:
•	release of license performance guarantees related to certain joint venture technology projects no longer forecast to be required;

•	a high level of contract losses recorded in the prior year as compared to the current fiscal year; and

•	increased activity associated with petrochemical projects.
The increase in gross profit for the nine months ended May 31, 2008 as compared to the same period in the prior year was partially offset by:
•	lower service activity on two petrochemical projects which were at peak levels in the prior year; and

•	higher indirect expenses.

The gross profit percentage during the nine months ended May 31, 2008 increased as compared to the same period in the prior fiscal year primarily due to the release of license performance guarantees related to certain joint venture technology projects based on current estimates.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The E&C segment income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities increased for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year primarily due to the changes in gross profit addressed above, foreign currency transaction gains related to changes in currency exchange rates and higher net interest income offset by higher general and administrative expenses.
Maintenance Segment
While revenue from our core maintenance projects remained at a level consistent with the previous year, our overall activity decreased for the three months ended May 31, 2008 compared to a year ago. This decrease was primarily due to the completion of two contracts compared to the timing and size of new awards. We continue to perform a higher volume of maintenance work for our customers primarily in the power generation industry in the fall and spring (our first and third fiscal quarters). Accordingly, our revenues and gross profit tend to be greater during these periods.
Revenues (3rd Quarter)
The decrease in Maintenance revenues for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to:
•	a decrease in construction services related to activity driven primarily by completion of a significant project for a petrochemical customer;

•	the completion of a multi-site contract for maintenance at fossil power plants for a customer in the power industry; and

•	our becoming more selective in our sales activities.
Gross Profit and Gross Profit Percentage (3rd Quarter)
The change in revenue for Maintenance was offset by improved gross profit percentages, which allowed gross dollars to stay at a consistent level for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year. The improvement in gross profit percentage was primarily attributable to:
•	improved market conditions, better selectivity and strong operations performance resulting in higher profit margins.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended May 31, 2008 was comparable to the same period in the prior fiscal year.
Revenues (Year to date)
The decrease in Maintenance revenues for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the same items as described above for the third quarter offset by increased revenue in prior quarters on two projects in the chemicals industry. Also, fiscal year 2008 revenues reflect a decrease in the number of nuclear refueling outages for which we performed maintenance and modification services compared to those performed for the same customers during the same period a year ago due to the timing of the refueling outages which run on an 18 or 24 month cycle although the number of sites for which we provide maintenance has increased.
We anticipate fiscal year 2008 revenues to remain at or near 2007 levels despite the completion of a major construction contract for a customer in the power generation industry. We continue to provide additional higher value services for current and new customers in the power generation and chemical industries due to increased market demand.
Gross Profit and Gross Profit Percentage (Year to date)
The increase in Maintenance gross profit and gross profit percentage for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the same items as described above for the third quarter as well as changes in profit estimates on two offshore production platform contracts and a major construction project recorded in the second quarter of fiscal year 2007 which negatively affected gross profit by $14.4 million.
Our Maintenance segment has recorded cumulative revenues from the inception of projects to date of $28.6 million related to estimated project incentives and unapproved change orders and claims as of May 31, 2008. These are recorded to current revenues on a percentage of completion basis. If we collect amounts differing from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the changes in gross profit addressed above.
Fabrication and Manufacturing (F&M) Segment
Our Fabrication and Manufacturing segment continues to be driven by strong global demand for our fabrication services and our manufacturing and distribution capabilities. The segment has expanded our capacity which has increased our ability to meet more of the global demand in our markets. The operating performance of F&M continues to be excellent and the utilization of our shop capacity remains high. This resulted in continued strong earnings for the three months ended May 31, 2008.
Revenues (3rd Quarter)
The increase in F&M segment revenues for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was due primarily to:
•	significant growth in the domestic markets in the power generation and refining industries; and

•	increased activity in the power generation and oil and gas industries in the foreign markets.
We anticipate that demand for our products and services will continue to increase throughout the remainder of the fiscal year due resulting in increased revenues over 2007 levels.
Gross Profit and Gross Profit Percentage (3rd Quarter)
The increase in F&M gross profit and gross profit percentage for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to our continued ability to utilize our vast capacity capabilities to meet the strong demand within our domestic and foreign markets.

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended May 31, 2008 as compared to the same period in the prior fiscal year was due primarily to the increases in revenues and the factors impacting gross profit as listed above. General and administrative expenses increased for the three months of fiscal year 2008 compared to the same period in fiscal year 2007, due to increased labor costs utilized to support the higher demand in our end markets.
Revenues (Year to Date)
The increase in F&M revenue for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was due primarily to attributable to the same items as described above for the third quarter.
Gross Profit and Gross Profit Percentage (Year to Date)
The increase in the F&M gross profit and gross profit percentage for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the same items as described above for the third quarter.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to date)
The increase in F&M income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the nine months ended May 31, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the same items as described above for the third quarter.
Investment in Westinghouse Segment
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and nine month periods ended March 31, 2008 are reflected in our results of operations for the three and nine months ended March 31, 2008. Prior fiscal year results include the results of operations from Westinghouse for the six months period from the effective date of the acquisition October 1, 2006 through March 31, 2007 plus the impacts of other items mentioned below including interest expense and foreign currency translation gains (losses).
The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three and nine months ended May 31, 2008 was $(18.5) million and $(135.1) million, respectively, compared to income (loss) of $7.2 million and $(6.2) million, respectively, in the three and nine months ended May 31, 2007. Results for the three and nine months ended May 31, 2008 and May 31, 2007 included the following:

	Three Months Ended		Nine Months Ended
		(Restated)		(Restated)
(dollars in millions)	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(10.0)	$(8.5)	$(28.1)	$(22.0)
Foreign currency translation gains (losses) on Japanese Yen- denominated bonds, net	(8.4)	15.5	(106.2)	18.4
General and administrative expenses	(0.1)	0.2	(0.8)	(2.6)

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$(18.5)	$7.2	$(135.1)	$(6.2)

Additionally, our net income (loss) for the three and nine months ended May 31, 2008 includes income from our 20% interest in Westinghouse earnings of $5.8 million and $12.7 million, respectively, compared to earnings of $1.6 million and $1.5 million, respectively, in the three and nine months ended May 31, 2007. The increase reflected strong performance in Westinghouse Nuclear Fuel and Nuclear Services segments. We also received a preferred cash dividend payment from our investment in Westinghouse of $3.3 million for the three and nine months ended May 31, 2008.
We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity Investment in Westinghouse, we would recover 96.7% of our investment that was originally made in JPY. The economic and liquidity impact of exchange rate changes on our Westinghouse Bonds would be partially offset if we exercised our Put Option because of the economic hedge relationship between the JPY proceeds we would receive from the exercise of the Put Option that would be used to settle the JPY-denominated Westinghouse Bonds. The net cash exposure between the two at May 31, 2008 approximates the equivalent of $40.0 million.

Corporate
General and Administrative Expenses
Our corporate general and administrative expenses decreased for the three and nine months ended May 31, 2008 as compared to the same periods in the prior fiscal year primarily due to reductions in certain compensation costs and employee related insurance costs of approximately $1.9 million and $3.9 million in the three and nine months ended May 31, 2008, respectively, which were charged directly to our other segments. The reductions in compensation costs and employee related insurance costs were partially offset by increases in audit and professional fees.
Related Party Transactions
We subcontracted a portion of our work, primarily related to the disaster recovery efforts of the gulf coast region of the U.S. with two companies owned by one of our directors. Our Board of Directors had previously determined this director was not independent. Amounts paid to these companies were approximately $0.1 million and $0.4 million, respectively, for the three and nine months ended May 31, 2008, compared to $0.1 million and $2.1 million, respectively, for the three and nine months ended May 31, 2007.
Liquidity and Capital Resources
Liquidity
As of May 31, 2008, our cash and cash equivalents increased $335.7 million, or 98.3%, to a record $677.1 million from $341.4 million at August 31, 2007. Our cash and cash equivalent balances excludes $12.6 million of restricted and escrowed cash. In addition to our cash and cash equivalents, we had $283.6 million of revolving credit availability under our Credit Facility at May 31, 2008.
As reflected by the increase in our cash and cash equivalents, we generated significant positive operating cash flows in the first nine months of fiscal year 2008 primarily from positive cash flows earned on projects being executed in our E&C, Fossil & Nuclear and F&M segments. We generated significant positive operating cash flows in the comparative prior year period due primarily to collections by our E&I segment of accounts receivable related to fiscal year 2006 disaster relief and emergency response services work and the positive cash performance on several EPC projects in our Fossil & Nuclear segment. As our revenues have grown, so have our requirements to issue letters of credit to our customers. While markets for our EPC services continue to be strong, our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our customers reducing letter of credit and surety requirements on new work. In addition, Credit Facility expires on April 25, 2010. Because letters of credit typically extend beyond one year, we are likely to seek an extension of the expiration date of the existing Credit Facility through amendment, or seek to refinance the entire Credit Facility, before April 2009.
Additionally, the increase in the usage of the Credit Facility for performance letters of credit reduces our available borrowing. In January 2008, we received commitments to increase our existing Credit Facility from $850 million to $1.05 billion. We also received approval from our lenders to seek additional commitments that could increase the Credit Facility to $1.25 billion without further amendment. In May 2008, an international bank extended to us an increase to an existing and separate uncommitted unsecured bilateral letter of credit facility, increasing the capacity for that facility from $25.0 million to $50.0 million.
As of May 31, 2008, we were in compliance with the financial covenants contained in the Credit Facility agreement. During fiscal year 2007, we obtained waivers of financial reporting requirements in the Credit Facility through December 31, 2007, as a result of previous delays in filing our periodic reports with the SEC.
Excess cash is generally invested in one of two types of investment vehicles; either with money market funds governed under rule 2a-7 of the U.S. investment act of 1940 and rated AAAm/Aaa by Standard & Poor’s and/or Moody’s Investors Service, respectively, or in interest bearing deposit accounts with commercial banks rated A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively . We currently do not invest in securities having maturities greater than 120 days.

Approximately $135.0 million of our cash as of May 31, 2008 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances. In the event of a taxable transaction, this may impact the timing of our utilization of U.S. net operating losses, but would not increase our current cash tax expense.
We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to reinvest a portion of our excess cash to support our business lines’ growth, including, but not limited to, the purchase of equipment that we have historically leased.
Cash Flows for the Nine Months ended May 31, 2008 versus the Nine Months ended May 31, 2007
The following table sets forth the cash flows for the nine months ended May 31, 2008 and May 31, 2007 (in thousands):

	2008	2007	Change
Cash flows provided by operations	$338,248	$284,298	$53,950
Cash flows (used in) investing	(63,464)	(1,133,810)	1,070,346
Cash flows provided by financing	60,107	872,657	(812,550)
Effect of foreign exchange rate changes on cash	881	1,281	(400)
The increase in fiscal year 2008 operating cash flows as compared to the same period in the prior year are discussed above. Cash flows (used in) investing activities decreased in the first nine months of fiscal year 2008 as compared to the same 2007 fiscal year period primarily due to the $1.1 billion acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds with an approximate principal amount of $1.1 billion in October 2006. Net cash flows provided by financing activities was lower during the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007 primarily due to the acquisition of our 20% interest in Westinghouse with proceeds from the Westinghouse Bonds.
Other Revolving Lines of Credit
In addition to our Credit Facility, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions that are available for letters of credit and, to a lesser extent, working capital loans. See Note 7 — Long-Term Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements for additional information.
Senior Notes
Our remaining Senior Notes were redeemed on May 31, 2007. We funded the redemption with existing cash on hand.
Off Balance Sheet Arrangements
On a limited basis, performance assurances are extended to customers in the form of letters of credit, surety bonds, and / or parent company guarantees that guarantee certain performance obligation of a project. If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
See Note 5 — Equity Method Investments and Variable Interest Entities included in Part I, Item 1 — Financial Statements for a discussion of guarantees related to our Privatization entities.

Commercial Commitments
Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At May 31, 2008, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$814.4	$153.3	$512.3	$99.1	$49.7
Surety bonds	789.4	524.2	241.4	1.1	22.7

Total Commercial Commitments	$1,603.8	$677.5	$753.7	$100.2	$72.4

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to June 1, 2008.
Of the amount of outstanding letters of credit at May 31, 2008, $567.0 million were issued to customers in connection with contracts (performance letters of credit). Of the $567.0 million, five customers held $325.5 million or 57% of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project is $100.8 million.
As of May 31, 2008 and August 31, 2007, we had total surety bonds of $789.4 million and $875.2 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability as of May 31, 2008 and August 31, 2007 was $432.6 million and $467.7 million, respectively.
Fees related to these commercial commitments were $3.6 million and $11.2 million, for the three and nine months ended May 31, 2008, respectively, compared to $3.0 million and $8.5 million for the three and nine months ended May 31, 2007, respectively.
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

Backlog of Unfilled Orders
Backlog is based on legally binding agreements for projects that management believes are probable to proceed. Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Awards are evaluated by management on a project-by-project basis, and are reported for each period shown based upon the nature of the underlying contract, commitment, and other factors, which may include the economic, financial and regulatory viability of the project and a qualitative assessment of the likelihood of the contract proceeding.
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
Projects in backlog normally allow our customers to terminate the underlying agreement for convenience. Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed.
Fossil & Nuclear and E&C Segments. We define our backlog in the Fossil & Nuclear segment and in the E&C segment to include projects for which we have received a commitment from our customers and our pro rata share of our unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. During the third quarter of fiscal year 2008, the Fossil & Nuclear segment signed a major EPC contract for a new gas fired power plant in North Carolina. Additionally, Fossil & Nuclear signed an alliance agreement with a major UK utility that could lead to the construction of five 800 MWe coal fired power units in the United Kingdom. In April and May 2008, the Fossil & Nuclear Segment signed two EPC contracts for four new nuclear power plants to be located in Georgia and South Carolina. We are currently performing services under limited notices to proceed within those contracts and have only included in backlog the work that has been released. The balance will be recorded in backlog when the work is authorized by our customers. We are also performing services for two additional nuclear power plants to be located in Florida under and interim agreement as the EPC contract is negotiated. Only the services released were added to backlog.
E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and our pro rata share of unconsolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on indications of future values provided by our customers, our experience with similar awards, similar customers and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our expected value, although a higher or lower percentage is used if it provides a more accurate estimate. The programs are monitored and estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract value in the E&I backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with governmental agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The amount of future actual awards may be more or less than our estimated revenues as addressed above.

Maintenance Segment. We define our backlog in the Maintenance segment to include projects which are based on legally binding contracts from our customers and our pro rata share of unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated projects. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues. Our backlog for maintenance work is derived from maintenance contracts and our customers’ historic maintenance requirements, as well as our future cost estimates based on the customer’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.
F&M Segment. We define our backlog in the F&M segment to include projects for which we have received a commitment from our customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for customers’ anticipated projects.
At May 31, 2008 and August 31, 2007, our backlog is as follows:

	2008		2007
By Segment	(In Millions)%		(In Millions)%
Fossil & Nuclear	$6,660.1	41	$6,768.9	47
E&I	5,231.6	32	2,589.2	18
E&C	2,284.9	14	2,550.8	18
Maintenance	1,479.0	9	1,691.6	12
F&M	730.2	4	713.8	5

Total backlog	$16,385.8	100%	$14,314.3	100%

	2008		2007
By Industry	(In Millions)%		(In Millions)%
E&I	$5,231.6	32	$2,589.2	18
Power Generation	8,139.8	50	8,417.5	59
Chemical	2,954.9	18	3,253.8	23
Other	59.5	—	53.8	—

Total backlog	$16,385.8	100%	$14,314.3	100%

	2008		2007
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$13,456.7	82	$11,228.1	78
International	2,929.1	18	3,086.2	22

Total backlog	$16,385.8	100%	$14,314.3	100%

Backlog for the Fossil & Nuclear segment as of May 31, 2008 decreased $108.8 million as compared to August 31, 2007, primarily as a result of the addition of a major Fossil domestic coal project and the addition of two international Nuclear projects in 2007. We also experienced additional backlog growth due to scope increases within our existing signed contracts during the same period. These additions were offset by the execution of existing projects in the first nine months of the fiscal year which have exceeded our new bookings. We expect our proposal activities primarily related to domestic nuclear new build projects to begin having an impact on our backlog during fiscal years 2008 and 2009.
Backlog for the E&I segment as of May 31, 2008 increased $2,642.4 million compared to August 31, 2007. The increase in backlog is primarily attributable to a scope increase from the MOX contract with the D.O.E., the Inner Harbor Navigation Project with the Army Corps of Engineers, consolidation of a previously unconsolidated joint venture and project awards for remediation, consulting and logistics services from federal and commercial customers.
As of May 31, 2008, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I backlog, accounting for $4.7 billion or 90% of the backlog. Unfunded backlog related to federal government projects awarded for which funding has not been approved is $3.7 billion and $2.0 billion at May 31, 2008 and August 31, 2007, respectively.

Backlog for the E&C segment as of May 31, 2008 decreased $265.9 million as compared to August 31, 2007. New orders booked in the first nine months did not replace the work executed during the period. Included in backlog at May 31, 2008 and August 31, 2007, is $600.3 million and $994.4 million, respectively, of customer furnished materials that do not have any associated gross profit. At May 31, 2008, two customers account for approximately $1.5 billion, or approximately 64%, of backlog for the E&C segment.
Backlog for the Maintenance segment as of May 31, 2008 decreased $212.6 million as compared to August 31, 2007. The decrease in backlog was due primarily to new awards booked and scope growth recorded on existing projects at amounts less than the work executed during the first nine months of the year. At May 31, 2008, two customers accounted for approximately $856 million or 58% of the Maintenance segment backlog.
Backlog for the F&M segment as of May 31, 2008 increased $16.4 million as compared to August 31, 2007 due to continuing demand in the chemical, petrochemical, refining and power generation industries for our fabrication and manufacturing and distribution services. At May 31, 2008, two customers account for approximately $181 million or 25% of backlog for the F&M segment.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 17 — New Accounting Pronouncements of our condensed consolidated financial statements in Part I, Item 1 — Financial Statements.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about our market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk of our 2007 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2007.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2008 because of the material weaknesses discussed below.
Identification of Material Weaknesses
As part of our quarterly evaluation as to the effectiveness, design and operation of our disclosure controls and procedures described above, we considered the restatements that occurred during the year ended August 31, 2007 and the resulting delays in our periodic filings during fiscal 2007. As a result of these and other factors discussed below, we have concluded that the following material weaknesses in internal control over financial reporting existed as of August 31, 2007 and continued to exist.
     1. Control Environment over Financial Reporting
          We did not maintain an adequate control environment over financial reporting. Specifically, the following deficiencies were identified as of August 31, 2007 and continue to exist as of May 31, 2008:

•	We lacked adequate training programs and job descriptions to clearly communicate management’s and employees’ roles and responsibilities in our internal control over financial reporting;

•	We lacked formal or consistent policies and procedures and an effective assignment of authority and responsibility for the initiation and processing of transactions in key areas of our internal control; over financial reporting; and

•	We lacked a sufficient number of accounting, tax, and finance professionals to perform supervisory reviews and monitor activities over financial reporting matters and controls.
     2. Complex or Non-Routine Accounting Matters
          We lacked sufficient expertise and/or resources within our organization to accomplish effective evaluation of the financial reporting for complex or non-routine accounting matters, such as application of FIN 46(R), stock compensation, and self-insurance accruals.
     3. Period-End Financial Reporting Process
          We did not maintain effective controls over our period-end reporting process. Specifically, the following deficiencies were identified as of August 31, 2007 and continue to exist as of May 31, 2008:
•	We lacked sufficient policies and procedures to ensure journal entries, both recurring and non-recurring, were accompanied by sufficient supporting documentation and were adequately reviewed and approved for validity, completeness and accuracy prior to being recorded;

•	We lacked sufficient policies and procedures to ensure account reconciliations were properly and timely prepared with adequate supporting documentation and were reviewed for completeness, accuracy and timely resolution of reconciling items;

•	We lacked sufficient policies and procedures for our period-end reporting to capture and accrue costs incurred but not yet invoiced by third party suppliers and contractors; and

•	We lacked sufficient policies and procedures to ensure the completeness, accuracy, and timeliness of the recording of financial results of certain of our joint ventures.
The aforementioned material weaknesses contributed to the restatements of our annual and interim financial statements in fiscal 2007. Additionally, the material weaknesses resulted in a reasonable possibility that material misstatements of our interim or annual financial statements would not be prevented or detected on a timely basis by our internal control over financial reporting.
In addition, we identified the following material weakness in internal control over financial reporting in our Quarterly Report on Form 10-Q/A for the period ended November 30, 2006, which remains in effect as of May 31, 2008:
4. E&C Segment Project Reporting Deficiency
We lacked sufficient policies and procedures to ensure reasonable contract estimates are maintained and reported on contracts with total revenues of less than $50 million.
This E&C Segment material weakness contributed to the previous restatement of our interim consolidated financial statements included in our Quarterly Report on Form 10-Q/A for the period ended November 30, 2006, which was filed on September 28, 2007.

Remediation of Material Weaknesses in Process
In response to the material weaknesses identified above, we have dedicated significant resources to improve our control environment and to remedy our material weaknesses. This has included hiring permanent and temporary additional personnel to assist with our remediation efforts and developing project teams to address each material weakness. Our efforts include the following:
1.	As part of our planned remedial measures related to the Control Environment over Financial Reporting,
i.	We continue to increase our accounting and finance staff to support our growing businesses. In parallel, we have developed, and are keeping current, organization charts of accounting and finance positions throughout the company and are monitoring the status of all key accounting and finance open positions.

ii.	We have hired, and are continuing to hire, additional experienced managerial, supervisory and staff accounting professionals to provide resources for analyzing and properly recording the results of operations in our financial statements, including the corresponding disclosures. Since August 31, 2007, we have added in excess of 30 accounting and finance personnel, net of terminations. To supplement our staffing needs, we will continue to engage experienced qualified temporary personnel to fill our needs until we are able to fill our essential accounting and finance positions with qualified full time employees.

iii.	We have developed and implemented or are in the process of implementing accounting policies and procedures to ensure that accounting transactions are compliant with U.S. GAAP and are subject to appropriate financial controls, including appropriate and timely reviews. We have issued what we believe to be the most important of these policies and procedures to our control environment over financial reporting and have completed training on about 50% of these policies, with the training on the remaining policies planned during our fourth quarter. During this year, approximately 1,000 Shaw employees have attended training sessions on our new accounting policies and procedures and our updated authority matrices. We also have developed a process to review each accounting policy and procedure at least annually to confirm whether it remains current or requires modification. We also have developed a process to identify new accounting policy and procedure needs in the future.

iv.	We are also developing roles and responsibilities for key accounting and finance positions. In addition, each new accounting policy and procedure includes a roles and responsibilities section to highlight key roles and responsibilities contained in the document.

v.	We have implemented training programs on our accounting policies and procedures that generally are linked to key accounting topics. In addition, we have identified subject matter experts that have attended, or are attending, external training on their subject matter. We are developing a process to ensure that additional training and development programs continue to be implemented. To facilitate this, we have established an internal web based accounting and finance training program where we are storing training materials for our internally developed accounting training. We also record some of our internal training sessions for current and future use by new or existing employees who assume roles related to these training topics. We also have implemented a training tracker to track internal and external training of our accounting and finance personnel to help us ensure they are receiving adequate training.

vi.	We have initiated Financial Control Committees at each segment and for our company as a whole in order to increase the focus on and awareness of internal controls over financial reporting within our company. Each segment committee is chaired by an accounting and finance officer of the applicable segment and is supported by a Financial Controls Director and staff. The committee at our company level is chaired by our Senior Vice President and Chief Accounting Officer. These committees meet at least quarterly to review the adequacy of internal controls over financial reporting and monitor the remediation efforts of any financial control deficiencies that have been identified. The committees review results of our internal audits, internal control self assessment results, and any other information related to any identified financial control deficiencies. The committee report at the company level is presented to our Disclosure Committee as well as our Chief Executive Officer and Chief Financial Officer, prior to the filing of Form 10-K or Form 10-Q with the Securities and Exchange Commission.

vii.	We are implementing a financial controls self assessment process and tool to facilitate raising awareness of financial controls throughout our company and to allow us to monitor the effectiveness of internal controls over financial reporting more often and more efficiently. The pilot of our self assessment process was completed in June 2008 and we expect to continue expanding the self assessment process each quarter with the full program implemented for all key controls targeted for the end of fiscal 2009. Until the self assessment process is fully implemented, management’s assessment of internal controls over financial reporting will continue to utilize the services of our internal audit group.
viii.	We have provided internal controls training to key personnel including corporate and segment executives in our Company. We also have initiated training which includes internal control awareness training.
2.	As part of our planned remedial measures related to Complex or Non-Routine Accounting Matters:
i.	We have engaged and will continue to engage external accounting experts to assist us in researching and reviewing the accounting for certain complex transactions. As we continue to hire additional experienced supervisory and staff accounting professionals, we expect to develop increased internal capability to support the accounting for these activities. During the third quarter, several of our subject matter specialists attended external training courses to further enhance their knowledge in their respective subject matters.

ii.	We are formalizing our accounting research team which will assist in researching specific accounting issues for our company as well as monitoring developing U.S. GAAP to ensure that we are prepared to address new accounting standards as they become effective. This team also will provide periodic U.S. GAAP updates to key personnel in our accounting and finance organization. Our plan includes ensuring we have a U.S. GAAP specialist in each segment who will act as part of our accounting research team.

iii.	As part of our remedial efforts related to the application of FIN 46(R), we have developed and implemented financial controls around the application of FIN 46(R) and we employ an appropriately trained and qualified subject matter expert on FIN 46(R) who is responsible for assessing the accounting treatment of current and future investments in entities that are less than wholly owned. We have reinforced our processes to ensure that we are informed of events on a timely basis that may require us to re-evaluate a less than wholly owned entity under FIN 46(R). We currently are in the process of testing our enhanced controls related to the application of FIN 46(R) to ensure they are operating as intended.

iv.	As part of our remedial efforts related to accounting for stock compensation, we now are using an external service provider that simplifies our documentation and internal processes. We also have improved our review and approval process and are testing our enhanced controls related to accounting for stock compensation to ensure they are operating as intended.

v.	As part of our planned remediation efforts related to our self insurance accruals, we have enhanced, and continue to assess, our internal controls surrounding the review and use of actuarial reports and our recording of self insurance liabilities. We are testing our enhanced controls related to accounting for self insurance to ensure they are operating as intended.
3.	As part of our planned remedial measures related to the Period-End Financial Reporting Process:
i.	We have implemented policies and procedures providing increased controls and consistency over the review and approval of journal entries as well as better defining the supporting documentation requirements. We also have performed training on these policies and procedures and are testing these controls to ensure they are operating as intended.

ii.	We are implementing improved controls over the preparation and review of account reconciliations. We have developed an inventory of all of our account reconciliations and are working to ensure our account reconciliations are prepared properly and on a timely basis. We have issued and trained personnel on a new policy and procedure related to account reconciliations and are currently testing our enhanced controls related to account reconciliations to ensure they are operating as intended.

ii.	We are also in the process of implementing an account reconciliation tool that will allow us to further improve our account reconciliations and allow us to more efficiently monitor the status and quality of our account reconciliations including any exposure related to any unreconciled differences. We anticipate that we will have this tool fully deployed by the end of fiscal year 2009.

iii.	We have improved our accrual processes and the timely review of the recording of project, overhead and other costs. As part of this effort, we have issued a new policy and related segment procedures and have completed training on this new policy and the segment procedures. We also have developed alternate procedures to ensure that we have properly accrued all material costs at the end of each month while at the same time working on more effective and efficient longer term processes. We currently are in the process of testing our enhanced controls related to period end accruals to ensure they are operating as intended.

iv.	In addition to the actions taken to date with respect to FIN 46(R) noted above, we continue to review our joint venture governance policies and, as appropriate, modify and enhance their effectiveness. These controls include formalization of the communication of the results of operations and financial positions of entities that are less than wholly owned to knowledgeable personnel, senior executive officers and accounting personnel. We currently are in the process of testing our enhanced controls related to these reconciliations to ensure they are operating as intended.

v.	We have enhanced the closing process and formalized the meetings for reviewing financial results prior to the filing of our quarterly and annual reports with the Securities and Exchange Commission. We also have reconstituted and enhanced our Disclosure Committee. We currently are in the process of testing our enhanced controls related to these processes to ensure they are operating as intended.
4.	As part of our planned remedial measures related to the E&C Segment Project Reporting Deficiency, projects with total revenues of less than $50.0 million and greater than $2.0 million now are subject to the same project controls and project review processes as our larger E&C segment projects. This includes standard project reporting packages and monthly project reviews that include review and discussion by cross functional leadership, including accounting and finance personnel. In addition, we have enhanced our project reporting policies and procedures to establish improved controls over gathering and reporting project revenue and project cost estimates for projects of all sizes. We have implemented changes to the processes in our E&C segment which we believe are required to remediate this material weakness and we are now in the process of testing to ensure the controls and processes that have been implemented are operating as intended.
In light of the material weaknesses described above, we continue to perform additional procedures that are designed to provide management with reasonable assurance regarding the reliability of: (1) our financial reporting and (2) the preparation of the consolidated financial statements contained in this Form 10-Q. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Our testing and evaluation of operating effectiveness and sustainability of many of the improvements in financial controls over financial reporting noted above have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.
We are committed to finalizing our remediation action plans discussed above. These material weaknesses will not be considered remediated until (1) these new resources are fully engaged and new processes are fully implemented, (2) the new processes are implemented for a sufficient period of time and (3) we have sufficient evidence that the new processes and related controls are operating effectively.
Changes in Internal Control over Financial Reporting
We believe the following material weaknesses in internal control over financial reporting identified in our Quarterly Report on Form 10-Q/A for the period ended November 30, 2006, is no longer a material weakness as of May, 2008:
E&C Segment Control Environment Deficiency — We previously lacked an emphasis on our internal controls and procedures resulting in inadequate communication of project concerns on a timely basis for consideration and evaluation in financial reporting.

Our remediation measures related to the E&C Segment Control Environment Deficiency included:
a)	We have replaced the segment’s senior executive and other members of the segment’s management, hired additional outside resources and re-emphasized the foundation and framework for our internal controls and procedures.

b)	The new E&C Segment Executive Leadership Team has been meeting on a regular basis for over six months to improve communications and address cross functional issues.

c)	We have implemented a Financial Controls Committee for the E&C Segment to increase the focus on and awareness of internal controls over financial reporting within the segment. The committee is chaired by the segment Chief Financial Officer and is supported by a Financial Controls Director and staff. The committees meets at least quarterly to review the adequacy of internal controls over financial reporting and monitor the remediation efforts of any financial control deficiencies that have been identified. The committee reviews the results of our internal audits, internal control self assessment results, and any other information related to any identified financial control deficiencies.

d)	The Project Accounting function has been realigned to report to the E&C segment’s Chief Financial Officer to provide greater independence.

e)	The E&C segment has established a management committee to review and monitor known risks and potential risks to ensure that management is kept informed about risks and that the risks are properly accounted for and/or disclosed in our financial statements.

f)	A video was produced and distributed to all E&C segment employees during the third quarter of 2008 featuring the E&C segment Chief Executive Officer focusing on the importance of a strong control environment including a commitment to ethical behavior and open communications.

g)	Also during the third quarter, a survey was conducted within the E&C segment to gauge management’s commitment to integrity and ethical behavior and to free and open communications of project results and issues. The survey indicated that the participants felt that the E&C had a positive control environment.
We have completed testing of the E&C segment’s remediation efforts related to the E&C Segment Control Environment Deficiency and have concluded that the E&C segment’s control environment is no longer a material weakness.
Except as noted above, there have been no changes in our internal control over financial reporting during the three months ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 — Contingencies and Commitments of our condensed consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2007 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition of future results.

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

THE SHAW GROUP INC.
Dated: July 9, 2008	/s/ Brian K. Ferraioli
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

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	Or Other
Number	Document Description	Statement	Number	Reference

3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. dated February 23, 2007.	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of The Shaw Group Inc. dated as of January 30, 2007.	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

*10.1	Letter Agreement between The Shaw Group Inc. and David L. Chapman, Sr. dated March 12, 2008.	The Shaw Group Inc. Current Report on Form 8-K filed on March 17, 2008.	1-12227	10.1

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.